Form 10-Q
period 1996-03-31
HEARTLAND FINANCIAL USA INC
filed 1996-05-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended March 31, 1996

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


         For transition period __________ to __________
                 Commission File Number: 0-24724

                  HEARTLAND FINANCIAL USA, INC.
     (Exact name of Registrant as specified in its charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                           42-1405748
             (I.R.S. Employer identification number)

           1398 Central Avenue, Dubuque, Iowa    52001
        (Address of principal executive offices Zip Code)

                         319)  589-2100
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the Registrant's common stock as of the latest practicable date: As of May 10, 1996, the Registrant had outstanding 4,719,152 shares of common stock, $1.00 par value per share.

                  HEARTLAND FINANCIAL USA, INC.
                   Form 10-Q Quarterly Report

                        Table of Contents


                             Part I


Item 1.   Financial Statements
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations

                             Part II

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of
          Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K


          Form 10-Q Signature Page

    HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
              (In thousands, except per share data)

                                        3/31/96        12/31/95
                                        -------        --------

ASSETS
Cash and due from banks                 $ 28,428       $ 31,305
Federal funds sold                         9,050         23,500
                                        ---------      ---------
Cash and cash equivalents                 37,478         54,805
Time deposits in other
 financial institutions                      148            145
Securities:
 Available for sale-at market
  (cost of $156,115 for 1996
  and $141,680 for 1995                  156,948        145,857
 Held to maturity-at cost (approximate
  market value of $2,432 for 1996 and
  $2,503 for 1995)                         2,328          2,369
Loans and leases:
 Held for sale                               624            790
 Held to maturity                        455,235        454,115
Allowance for possible loan and
 lease losses                             (5,892)        (5,580)
                                        ---------      ---------
Loans and leases, net                    449,967        449,325
Premises, furniture and equipment, net    12,584         12,519
Other real estate, net                       599            640
Other assets                              15,386         11,653
                                        ---------      ---------
TOTAL ASSETS                            $675,438       $677,313
                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $ 42,117       $ 49,283
 Savings                                 209,352        210,853
 Time                                    276,706        274,451
                                        ---------      ---------
Total deposits                           528,175        534,587
Short-term borrowings                     33,401         23,241
Accrued expenses and other liabilities     8,732          9,579
Other borrowings                          40,400         45,400
                                        ---------      ---------
TOTAL LIABILITIES                        610,708        612,807
                                        ---------      ---------
STOCKHOLDERS' EQUITY:
Common stock (par value $1 per share;
 authorized, 7,000,000 shares;
 issued, 4,853,626 shares at
 March 31, 1996 and December 31, 1995)     4,854          4,854
Capital surplus                           10,696         10,663
Retained earnings                         50,976         49,171
Net unrealized gain (loss) on
 securities available for sale               522          2,620
Treasury stock at cost
 (134,474 and 16,652 shares
 at March 31, 1996, and
 December 31, 1995, respectively)         (2,318)        (2,802)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                64,730         64,506
                                        ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $675,438       $677,313
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (In thousands, except per share data)

                                         Three Months Ended
                                        3/31/96        3/31/95
                                        -------        -------
INTEREST INCOME:
Interest and fees on loans and leases   $  9,886       $  9,001
Interest on investment securities:
 Taxable                                   2,088          2,024
 Nontaxable                                  355            477
Interest on trading account securities         -             10
Interest on federal funds sold               213             31
Interest on interest-bearing deposits
 in other financial institutions              75             10
                                        --------       --------
TOTAL INTEREST INCOME                     12,617         11,553
                                        --------       --------
INTEREST EXPENSE:
Interest on deposits                       5,717          5,081
Interest on short-term borrowings            416            346
Interest on other borrowings                 674            354
                                        --------       --------
TOTAL INTEREST EXPENSE                     6,807          5,781
                                        --------       --------
NET INTEREST INCOME                        5,810          5,772
Provision for possible loan
 and lease losses                            747            218
                                        --------       --------
NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE LOAN
 AND LEASE LOSSES                          5,063          5,554
                                        --------       --------
OTHER INCOME:
Service charges                              566            489
Trust fees                                   430            385
Brokerage commissions                         35             37
Insurance commissions                        154            159
Investment securities gains, net           1,322             76
Gain on sale of loans                         28              5
Other                                        111             75
                                        --------       --------
TOTAL OTHER INCOME                         2,646          1,226
                                        --------       --------
OTHER EXPENSES:
Salaries and employee benefits             2,794          2,534
Occupancy                                    283            272
Equipment                                    317            346
Outside services                             255            251
FDIC assessment                               50            287
Advertising                                  350            174
Other operating expense                      696            629
                                        --------       --------
TOTAL OTHER EXPENSES                       4,745          4,493
                                        --------       --------
INCOME BEFORE INCOME TAXES                 2,964          2,287
Income taxes                                 686            597
                                        --------       --------
NET INCOME                              $  2,278       $  1,690
                                        ========       ========
NET INCOME AVAILABLE FOR COMMON STOCK   $  2,278       $  1,690
                                        ========       ========

NET INCOME PER COMMON SHARE             $   0.48       $   0.35
DIVIDENDS DECLARED PER COMMON SHARE     $    .10       $    .08
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                     4,708,447      4,840,358

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Three Months Ended
                                        3/31/96        3/31/95
                                        -------        -------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   $  3,131       $  5,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                     (3)             -
Proceeds from the sale of investment
 securities available for sale             4,589          5,802
Proceeds from the sale of mortgage-
 backed securities available for sale          -            576
Proceeds from the maturity of and
 principal paydowns on investment
 securities held to maturity                  40          2,619
Proceeds from the maturity of and
 principal paydowns on investment
 securities available for sale             6,645          8,730
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity            -            171
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale      2 075          1,530
Purchase of investment securities
 available for sale                       (9,962)       (14,559)
Purchase of mortgage-backed
 securities available for sale           (16,357)        (2,892)
Purchase of interest in low-income
 housing project                          (2,865)          (250)
Net increase in loans and leases          (2,958)       (15,604)
Capital expenditures                        (578)          (183)
Proceeds on sale of fixed assets               -             23
Proceeds on sale of repossessed assets       156              -
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (19,218)       (14,037)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits
 and savings accounts                     (8,667)       (21,717)
Net increase in time deposit accounts      2,255         17,178
Net increase in other borrowings               -         11,338
Net increase (decrease) in
 short-term borrowings                     5,160         (8,174)
Purchase of treasury stock                  (167)          (294)
Proceeds from sale of treasury stock         651            233
Dividends                                   (472)        (1,285)
                                        ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES     (1,240)        (2,721)
                                        ---------      ---------
Net decrease in cash and cash
 equivalents                             (17,327)       (11,554)
Cash and cash equivalents at
 beginning of year                        54,805         35,656
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 37,478       $ 24,102
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $    197       $     80
 Cash paid for interest                 $  6,627       $  5,582
 Investment securities transferred
  from available for sale to public
  charitable trust                      $    220       $      -
 Other borrowings transferred to
  short-term borrowings                 $  5,000       $      -

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)


NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 1995, included in the Company's Form 10-K filed with the Securities and
Exchange Commission on March 29, 1996.   Accordingly, footnote
disclosure which would substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of Heartland Financial USA, Inc. (the "Company") included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

On March 4, 1996, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on March 14, 1996, payable on March 29, 1996. Accordingly, all share and per share data have been restated to reflect the stock split.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges, fees and gains on loans and trust income, also affects the Company's results of operations. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs and provision for loan and lease losses.

Net income totaled $2,278,000 or $.48 per common share for the quarter ended March 31, 1996, an increase of $588,000 (34.79%) from the first quarter of 1995 total of $1,690,000 or $.35 per common share. Much of this increase in net income resulted from a gain of $1,174,000 on the sale of stock held in the investment portfolio at First Community Bank, FSB ("FCB"), one of the Company's bank subsidiaries. This gain impacted per common share earnings by $.16. Also recorded during the first quarter of 1996 was the writedown of a $469,000 loan at FCB.

NET INTEREST INCOME

Net interest income was $5,810,000 and $5,772,000 for the three month periods ended March 31, 1996 and 1995, respectively, an increase of .66%. Net interest income to average earning assets on a fully tax equivalent basis was 3.86% for the three month period ended March 31, 1996, as compared to 4.28% for the three month period ended March 31, 1995. This reduction was primarily attributable to higher funding costs and lower reinvestment rates on investment portfolio additions.

NONINTEREST INCOME

Noninterest income was $2,646,000 for the three months ended March 31, 1996, and $1,226,000 for the same period in 1995, an increase of $1,420,000 (115.82%). The largest component of this increase was the $1,246,000 change in investment security gains from $76,000 during the first quarter of 1995 to $1,322,000 during the same period in 1996. Of these gains, $1,174,000 resulted from the sale of Federal Home Loan Mortgage Corporation common stock held in the investment portfolio at FCB. As interest rates declined during 1994, this stock experienced tremendous appreciation and, in anticipation of rising interest rates in 1996, management decided to sell the stock to reduce the interest rate risk within their investment portfolio.

Service charges totaled $566,000 and $489,000 for the three month periods ended March 31, 1996 and March 31, 1995, respectively, an
increase of $77,000 (15.75%).   The addition of new merchants in
the credit card processing area was primarily responsible for this increase.

Trust fees increased $45,000 (11.69%) for the quarter ended March 31, 1996, compared to the same period in 1995. This increase is attributable to growth in assets under management due to investment performance and the development of new trust relationships through continued marketing efforts. Total trust assets under management grew $28,616,000 (9.89%) from $289,391,000 at December 31, 1995, to $318,007,000 at March 31,
1996.

Brokerage commissions remained relatively flat at $35,000 for the three month period ended March 31, 1996. Commissions for the same period in 1995 totaled $37,000.

During the three month period ended March 31, 1996, insurance commissions also remained flat at $154,000 compared to $159,000 for the same period in 1995.

Gains on sales of loans increased $23,000 (460.00%) from $5,000 for the quarter ended March 31, 1995, to $28,000 for the same period ended March 31, 1996. This increase was reflective of consumers' renewed interest in fixed rate fifteen- and thirty-year loans which the Company sells into the secondary market while retaining servicing of the loans.

The majority of the $36,000 (48.00%) increase in other income from $75,000 for the three month period ended March 31, 1995, to $111,000 for the same period in 1996, was attributable to increases in the cash surrender value of life insurance policies on officers of the Company.

NONINTEREST EXPENSE

Noninterest expense increased from $4,493,000 for the three months ended March 31, 1995, to $4,745,000 for the same period in 1996, an increase of $252,000 (5.61%). Salaries and employee benefits, the largest component of noninterest expense, increased $260,000 (10.26%) for the periods under comparison. This increase was primarily the result of personnel additions associated with the October 16, 1995, opening of the Company's de novo bank, Riverside Community Bank ("RCB"), in Rockford, Illinois.

Occupancy expense for the period ended March 31, 1996, was $283,000 compared to $272,000 for the same period in 1995, an increase of $11,000 (4.04%). Furniture and equipment expense decreased $29,000 (8.38%) from $346,000 during the first three months of 1995 to $317,000 during the same period in 1996.

Fees paid for outside services remained stable at $255,000 for the quarter ended March 31, 1996, as compared to the first quarter 1995 total of $251,000.

FDIC insurance premium expense decreased $237,000 (82.58%) to $50,000 for the three month period ended March 31, 1996, compared to $287,000 for the same period in 1995. This decrease was the result of a reduction in the deposit insurance assessments charged to members of the Bank Insurance Fund ("BIF")from a range of .23% to .31% of deposits for the semi-annual assessment period which began January 1, 1995 to a range of $1,000 to .27% of deposits for the semi-annual assessment period which began January 1, 1996. Three of the Company's four banks were affected
by this reduction.   FCB, a federal savings bank, is a member of
the Savings Association Insurance Fund, ("SAIF"). Because the SAIF reserves do not yet equal the statutorily designated reserve ratio of 1.25% of total SAIF-insured deposits, the FDIC is prohibited by federal law from reducing SAIF deposit insurance assessments to the levels currently charged members of the BIF. As a result, SAIF assessments for the semi-annual assessment period which began January 1, 1996, remain at the range of .23% to .31% of deposits, the same range in effect for the semi-annual assessment period which began January 1, 1995.

Advertising and public relations expense experienced the largest single percentage increase within the noninterest expense category, rising $176,000 (101.15%) during the quarter ended March 31, 1996, to $350,000 from $174,000. The primary component of this increase was the contribution of stock from FCB's investment portfolio to a public charitable trust at a cost basis of $220,000 with an associated market value of $820,000. During the first quarter of 1995, the Company increased advertising expense to publicize the opening of the building addition at its lead bank subsidiary, Dubuque Bank and Trust Company.

Other operating expenses for the three month periods ended March 31, 1996 and 1995, were $696,000 and $629,000, respectively, an increase of $67,000 (10.65%). This increase was attributable to expenses incurred due to growth within the merchant credit card processing area and the opening of RCB.

INCOME TAX EXPENSE

Income tax expense for the first three months of 1996 increased 14.91% over the same period in 1995, primarily as a result of corresponding increases in pre-tax earnings. The Company's effective tax rate declined from 26.10% for the three month period ended March 31, 1995, to 23.14% for the same period in 1996. Components of this change were additional tax credits associated with the investment in low-income housing projects and the previously discussed contribution of appreciated property to a public charitable trust.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Net loans and leases remained stable at $449,967,000 at March 31, 1996, when compared to the December 31, 1995, total of $449,325,000. Commercial loans experienced modest growth of $1,765,000 (.92%) during the first quarter of 1996, rising from $191,866,000 at December 31, 1995, to $193,631,000 at March 31,
1996. Agricultural loans were $59,535,000 at March 31, 1996, another modest increase of $446,000 (.75%) over the December 31, 1995, balance of $59,089,000. Real estate loans decreased $1,492,000 (.94%) from the December 31, 1995, balance of $158,324,000 to the March 31, 1996, balance of $156,832,000.
Consumer loans experienced growth of $904,000 (2.32%), increasing to $39,892,000 at March 31, 1996, from $38,988,000 at December
31, 1995. Due to reduced demand for lease financing during the first quarter and to scheduled paydowns, the Company's lease financing balances declined $637,000 (7.47%) to a total of $7,893,000 at March 31, 1996.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored by the loan review staff, senior management and the Board of Directors. The increase in the allowance for loan and lease losses to an amount in excess of six times nonperforming loans and leases is due to a number of factors considered by the Loan Review Committee. Included were the following: i) a continued increase in higher-risk and more-complex commercial and agricultural loans from relatively lower-risk real estate loans; ii) the economies of the Company's primary market areas have been stable since 1989 and the growth of the allowance is intended to anticipate the cyclical nature of most economies; and iii) an increase in the amount of charge-offs for the first time since 1992.

The Company's provision for loan and lease losses was $747,000 for the three months ended March 31, 1996, compared to $218,000 for the same period in 1995. Net charge-offs were $435,000 and $364,000 during the first quarter of 1996 and 1995, respectively. Included in the first three months of 1996 chargeoffs is the $469,000 writedown on a loan at FCB. The allowance for loan and lease losses as a percentage of total loans was 1.29% as of March 31, 1996, and 1.23% as of December 31, 1995, and March 31, 1995.

Nonperforming loans, defined as nonaccrual loans and loans past due ninety days or more, declined from $1,203,000 at December 31, 1995, to $981,000 at March 31, 1996, a decrease of $222,000
(18.45%).

Other real estate owned totaled $598,000 at March 31, 1996, a decrease of $41,000 (6.41%), from the December 31, 1995, total of $640,000.

SECURITIES

The dual objectives of the investment portfolio are to provide the Company with sources of both liquidity and earnings.
Investment securities represented $159,276,000 or 23.58% of total assets at March 31, 1996, as compared to $148,226,000 or 21.88% at December 31, 1995. This $11,050,000 (7.46%) change is representative of the decreased demand for loans.

The available for sale securities portfolio of $145,857,000 at December 31, 1995, increased $11,091,000 (7.60%) to $156,948,000 at March 31, 1996. Specifically, U.S. treasury and agency securities increased $1,773,000 (15.42%) to $13,274,000 at March
31, 1996, from the December 31, 1995, total of $11,501,000.
Mortgage-backed securities increased $13,716,000 (34.77%) to $53,169,000 at March 31, 1996 from $39,453,000 at December 31,
1995. Municipal obligation securities decreased $956,000 (4.68%) to $19,457,000 at March 31, 1996, due to maturities and scheduled calls. Other securities totaled $16,565,000 at March 31, 1996, a decrease of $3,296,000 (16.60%), from the December 31, 1995, total of $19,861,000 and included equity securities, corporate bonds and bankers acceptances.

Amortized cost of securities held to maturity was $2,328,000 at March 31, 1996, a modest decrease of $41,000 (1.73%) from the December 31, 1995, total of $2,369,000. This decrease was due to scheduled maturities and calls.

DEPOSITS AND BORROWED FUNDS

Total deposits were $528,175,000 at March 31, 1996, a decline of $6,412,000 (1.20%) from the December 31, 1995, total of
$534,587,000. Demand deposits experienced the largest percentage decrease, 14.54% ($7,166,000), ending the period at $42,117,000.
Much of this reduction can be attributed to normal seasonal fluctuations in demand deposit accounts. Savings accounts experienced a slight decrease of $1,501,000 (.71%) to $209,352,000. Certificates of deposit were $276,706,000 at March 31, 1996, reflecting a modest $2,255,000 (.82%) increase over the December 31, 1995, total of $274,451,000.

Short-term borrowings generally include federal funds purchased, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of March 31, 1996, the balance in this account had increased to $33,401,000 from the December 31, 1995, total of $23,241,000. This $10,160,000 (43.72%) increase was primarily attributable to growth in securities sold under agreement to repurchase and the transfer of $5,000,000 in FHLB borrowings from other borrowings to short-term borrowings due to approaching maturities.

Other borrowings includes the Company's long-term FHLB funding which decreased to $40,400,000 at March 31, 1996 from the December 31, 1995, total of $45,400,000 due to the transfer of $5,000,000 to short-term borrowings. Total long-term FHLB advances had a weighted average remaining term of 3.77 years at a weighted average rate of 5.85% at March 31, 1996.

CAPITAL RESOURCES

Bank regulatory bodies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. The Company's capital ratios were as follows for the dates indicated:

                                  CAPITAL RATIOS
                              (Dollars in thousands)
                                 3/31/96            12/31/95
                            Amount    Ratio     Amount    Ratio
                            ------    -----     ------    -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital           $ 60,867  13.05%     $ 60,780  13.28%
 Tier 1 capital minimum
   requirement              18,650   4.00%       18,302   4.00%
                          --------  ------     --------  ------

 Excess                   $ 42,217   9.05%     $ 42,478   9.28%
                          ========  ======     ========  ======

 Total capital            $ 66,465   14.26%    $ 66,165  14.46%
 Total capital minimum
   requirement              37,300   8.00%       36,603   8.00%
                          --------  ------     --------  ------
 Excess                   $ 29,165   6.26%     $ 29,562   6.46%
                          ========  ======     ========  ======
Total risk adjusted assets $466,248             $457,539
                           ========             ========
Leverage Capital Ratios:(2)

 Tier 1 capital           $ 60,867   9.02%     $ 60,780   9.47%
 Tier 1 capital minimum
   requirement(3)           33,750   5.00%       32,083   5.00%
                          --------  ------     --------  ------
 Excess                   $ 27,117   4.02%     $ 28,697   4.47%
                           ========  ======     ========  ======
Average adjusted assets
  (less goodwill)         $674,998             $641,650
                          ========             ========

(1)Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%

(2)The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

(3)Management of the Company has established a minimum target leverage ratio of 5.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 to 200 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Construction of a $2,200,000 bank facility in Galena, Illinois began during the third quarter of 1995 with anticipated completion by the fall of this year. This project will allow Galena State Bank and Trust Company to consolidate operations into one bank building and provide better accessibility and parking for bank customers.

RCB continues construction of its $1,800,000 permanent facility with completion scheduled for this summer.

An $800,000 branch facility is under construction on Keokuk's northwest side in direct response to potential growth opportunities. Completion is targeted for early this summer.

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. Future expenditures relating to these efforts are not estimable at this time.

LIQUIDITY

Liquidity measures the ability of the Company to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. The liquidity of the Company principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Net cash outflows from investing activities were $19,218,000 and $14,037,000 during the first three months of 1996 and 1995, respectively. Net principal disbursed on loans totaled $2,958,000 during the first quarter of 1996 compared to $15,604,000 for the same period in 1995. Proceeds from the maturity and paydowns on securities totaled $8,760,000 and $13,050,000 for the three month periods ended March 31, 1996 and 1995, respectively. Cash provided from the sales of securities decreased from $6,378,000 for the first quarter of 1995 to $4,589,000 for the same period in 1996. Cash used for the purchases of securities was $26,319,000 for the first three months of 1996 compared to $17,451,000 for the same period in 1995. Additional purchases of interests in low-income housing projects totaled $2,958,000 during the first quarter of 1996 compared to $250,000 during the first quarter of 1995.

Cash outflows for financing activities decreased from $2,721,000 for the three month period ended March 31, 1995, to $1,240,000 for the same period in 1996. Cash used by a net decrease in demand deposits and savings accounts declined from $21,717,000 for the first quarter of 1995 to $8,667,000 for the same quarter in 1996. For the three month period ended March 31, 1996, cash provided by a net increase in time deposit accounts was $2,255,000 compared with $17,178,000 for the same period in 1995. Short-term borrowings experienced a net decrease of $8,174,000 during the three month period ended March 31, 1995, compared to a net increase of $5,160,000 during the same three month period in 1996. Other borrowings experienced a net increase of $11,338,000 during the first quarter of 1995 and no change during the same period in 1996.

In the event of short term liquidity needs, the Company may purchase federal funds from correspondent banks. The Company may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during the periods covered in this report. The Company also sells securities under agreements to repurchase. These agreements, which are principally to local businesses, have been utilized by Dubuque Bank and Trust Company as a funding mechanism for several years. Finally, the Company's subsidiary banks' memberships in the FHLB System have given them the ability to borrow funds from the FHLBs of Des Moines and Chicago for short- and long-term purposes.

Total cash inflows from operating activities exceeded outflows during the first quarter of 1996 by $3,131,000 and $5,204,000 during the first quarter of 1995. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

                             PART II

ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None

Reports on Form 8-K

None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                  HEARTLAND FINANCIAL USA, INC.
                          (Registrant)



                                   By: /s/ Lynn B. Fuller
                                   -----------------------
                                   Lynn B. Fuller



                                   By: /s/ John K. Schmidt
                                   -----------------------
                                   John K. Schmidt





Dated:     May 14, 1996