Form 10-Q
period 1996-06-30
HEARTLAND FINANCIAL USA INC
filed 1996-08-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended June 30, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the Registrant's common stock as of the latest practicable date: As of August 12, 1996, the Registrant had outstanding 4,709,970 shares of common stock, $1.00 par value per share.

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
                           (Unaudited)
              (In thousands, except per share data)

                                        6/30/96        12/31/95
                                        -------        --------
ASSETS
Cash and due from banks                 $ 23,791       $ 31,305
Federal funds sold                        32,800         23,500
                                        ---------      ---------
Cash and cash equivalents                 56,591         54,805
Time deposits in other
 financial institutions                      151            145
Securities:
 Available for sale-at market
  (cost of $166,902 for 1996
  and $141,680 for 1995)                 166,678        145,857
 Held to maturity-at cost (approximate
  market value of $1,950 for 1996 and
  $2,503 for 1995)                         1,870          2,369
Loans and leases:
 Held for sale                             1,128            790
 Held to maturity                        460,570        454,115
Allowance for possible loan and
 lease losses                             (6,089)        (5,580)
                                        ---------      ---------
Loans and leases, net                    455,609        449,325
Premises, furniture and equipment, net    13,284         12,519
Other real estate, net                       527            640
Other assets                              15,374         11,653
                                        ---------      ---------
TOTAL ASSETS                            $710,084       $677,313
                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $ 43,278       $ 49,283
 Savings                                 230,121        210,853
 Time                                    279,143        274,451
                                        ---------      ---------
Total deposits                           552,542        534,587
Short-term borrowings                     44,307         23,241
Accrued expenses and other liabilities     7,485          9,579
Other borrowings                          40,400         45,400
                                        ---------      ---------
TOTAL LIABILITIES                        644,734        612,807
                                        --------       --------
STOCKHOLDERS' EQUITY:
Common stock (par value $1 per share;
 authorized, 7,000,000 shares;
 issued, 4,853,626 and 2,426,813
 shares at June 30, 1996, and
 December 31, 1995, respectively)          4,854          2,427
Capital surplus                           13,123         13,090
Retained earnings                         49,948         49,171
Net unrealized gain (loss) on
 securities available for sale              (141)         2,620
Treasury stock at cost
 (140,060 and 166,652 shares
 at June 30, 1996, and
 December 31, 1995, respectively)         (2,434)        (2,802)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                65,350         64,506
                                        ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $710,084       $677,313
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (In thousands, except per share data)


                         Three Months Ended    Six Months Ended
                         6/30/96    6/30/95   6/30/96    6/30/95
                         -------    -------   -------    -------

INTEREST INCOME:
Interest and fees
 on loans and leases     $ 10,048  $  9,771   $ 19,934  $ 18,772
Interest on investment
 securities:
  Taxable                   2,260     2,047      4,348     4,071
  Nontaxable                  334       473        689       950
Interest on trading
 account securities             0         0          0        10
Interest on federal
 funds sold                   199        92        412       123
Interest on interest-
 bearing deposits in
 other financial
 institutions                  36        33        111        43
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      12,877    12,416     25,494    23,969
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        5,765     5,532     11,482    10,613
Interest on short-
 term borrowings              494       308        910       654
Interest on other
 borrowings                   597       588      1,271       942
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      6,856     6,428     13,663    12,209
                         --------  --------   --------  --------
NET INTEREST INCOME         6,021     5,988     11,831    11,760
Provision for possible
 loan and lease losses        228       217        975       435
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES               5,793     5,771     10,856    11,325
                         --------  --------   --------  --------

OTHER INCOME:
Service charges               588       508      1,154       997
Trust fees                    465       383        895       768
Brokerage commissions          59        34         94        71
Insurance commissions         165       180        319       339
Investment securities
 gains, net                    76         8      1,398        84
Gain on sale of loans          16         9         44        14
Other                         111        38        222       113
                         --------  --------   --------  --------
TOTAL OTHER INCOME          1,480     1,160      4,126     2,386
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   2,762     2,470      5,556     5,004
Occupancy                     297       226        580       498
Equipment                     335       351        652       697
Outside services              319       349        574       600
FDIC assessment                52       288        102       575
Advertising                   206       165        556       339
Other operating expense       720       672      1,416     1,301
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES        4,691     4,521      9,436     9,014
                         --------  --------   --------  --------
INCOME BEFORE TAXES         2,582     2,410      5,546     4,697
Income taxes                  712       691      1,398     1,288
                         --------  --------   --------  --------
NET INCOME               $  1,870  $  1,719   $  4,148  $  3,409
                         ========  ========   ========  ========

NET INCOME AVAILABLE
 FOR COMMON STOCK        $  1,870  $  1,719   $  4,148  $  3,409
                         ========  ========   ========  ========

NET INCOME PER
 COMMON SHARE            $    .40  $    .36   $    .88  $    .71
DIVIDENDS DECLARED
 PER COMMON SHARE        $    .10  $    .08   $    .20  $    .15
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING      4,718,887 4,824,100  4,713,667 4,832,146

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Six Months Ended
                                         6/30/96       6/30/95
                                         -------       -------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   $  4,272       $  7,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                     (6)             -
Proceeds from the sale of investment
 securities available for sale             5,987         25,979
Proceeds from the sale of mortgage-
 backed securities available for sale          -          8,352
Proceeds from the maturity of and
 principal paydowns on investment
 securities held to maturity                 498          5,651
Proceeds from the maturity of and
 principal paydowns on investment
 securities available for sale            23,203         13,397
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity            -            389
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale      6,254          3,050
Purchase of investment securities
 available for sale                      (32,766)       (35,689)
Purchase of mortgage-backed
 securities available for sale           (26,156)             0
Purchase of interest in low-income
 housing project                          (2,865)        (2,892)
Net increase in loans and leases          (8,760)       (33,008)
Capital expenditures                      (1,552)          (354)
Proceeds on sale of fixed assets               2             51
Proceeds on sale of repossessed assets       197            110
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (35,964)       (14,964)
                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts            13,263        (11,977)
Net increase in time deposit accounts      4,692          5,596
Net increase in other borrowings               -         19,838
Net increase (decrease) in
 short-term borrowings                    16,066         (7,636)
Purchase of treasury stock                  (330)          (567)
Proceeds from sale of treasury stock         731            233
Dividends                                   (944)        (1,646)
                                        ---------      ---------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                      33,478          3,841
                                        ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                      1,786         (3,783)
Cash and cash equivalents at
 beginning of year                        54,805         35,656
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 56,591       $ 31,873
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  1,723       $    513
 Cash paid for interest                 $ 13,758       $  11,882
 Investment securities transferred
  from available for sale to public
  charitable trust                      $    220       $      -
 Other borrowings transferred to
  short-term borrowings                 $  5,000       $      -

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

The financial information of Heartland Financial USA, Inc. (the
"Company") included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended June 30, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

On March 4, 1996, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on March 14, 1996, payable on March 29, 1996. Accordingly, all per share data have been restated to reflect the stock split.

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

Net income totaled $1,870,000 or $.40 per common share for the quarter ended June 30, 1996, an increase of $151,000 (8.78%) from the June 30, 1995, total of $1,719,000 or $.36 per common share.
Income for the six months ended June 30, 1996, was $4,148,000 or $.88 per common share as compared to $3,409,000 or $.71 for the same period in 1995. Net income recorded during the first quarter of 1996 included a gain of $1,174,000 on the sale of stock held in the investment portfolio at First Community Bank, FSB ("FCB"), one of the Company's bank subsidiaries. This gain impacted per common share earnings by $.16 for the six month period ended June
30, 1996. The writedown of a $469,000 loan at FCB was also recorded during the first quarter of 1996 and impacted per common share earnings by $.10 for the six month period ended June 30, 1996.

Net Interest Income

Net interest income remained stable at $6,021,000 and $5,988,000 for the three month periods ended June 30, 1996 and 1995, respectively. Net interest income increased slightly to $11,831,000 for the six month period ended June 30, 1996, and $11,760,000 for the same period in 1995. Net interest income to average earning assets on a fully tax equivalent basis was 3.92% for the three month and 3.89% for the six month periods ended
June 30, 1996, as compared to 4.21% for the three month and 4.24% for the six month periods ended June 30, 1995. This reduction was primarily attributable to a shift from higher yielding loans to lower yielding securities as a result of decreased loan demand.

Noninterest Income

Noninterest income was $1,480,000 for the three months ended June
30, 1996, and $1,160,000 for the same period in 1995, an increase of $320,000 (27.59%). Total noninterest income for the six months ended June 30, 1996, was $4,126,000 compared to $2,386,000 for the same period ended June 30, 1995, a 72.93% increase. The largest component of this $1,740,000 increase was the $1,314,000 change in investment security gains from $84,000 during the first six months of 1995 to $1,398,000 during the same period in 1996.
Of these gains, $1,174,000 resulted from the sale of Federal Home
Loan Mortgage Corporation Common Stock held in the investment portfolio at FCB. As interest rates declined during 1994, this stock experienced substantial appreciation and, in anticipation of rising interest rates in 1996, management decided to sell the stock to reduce the interest rate risk within the investment portfolio.

Service charges increased $80,000 (15.75%) from $508,000 for the three month period ended June 30, 1995, to $588,000 for the same period in 1996.  Service charges totaled $1,154,000 and $997,000 for the six month periods ended June 30, 1996 and June 30, 1995,
respectively, an increase of $157,000 (15.75%).   The addition of
new merchants in the credit card processing area was primarily responsible for these increases.

Trust fees totaled $465,000 and $383,000 for the three months ended June 30, 1996 and June 30, 1995, respectively, an increase of $82,000 (21.41%). Trust fees increased $127,000 (16.54%) for the six months ended June 30, 1996, compared to the same period in 1995. These increases were primarily attributable to growth in assets under management due to investment performance and the development of new trust relationships through continued marketing efforts. Total trust assets under management grew
$76,696,000 (26.50%) from $289,391,000 at December 31, 1995, to
$366,087,000 at June 30, 1996. Trust assets under management as of June 30, 1996, included temporary investments of $15,000,000.

Brokerage commissions grew $25,000 (73.53%) for the three month and $23,000 (32.39%) for the six month periods ended June 30, 1996 when compared to the same periods in 1995. These increases reflect personnel changes in the brokerage area. For the three month period ended June 30, 1996 and 1995, brokerage commissions totaled $59,000 and $34,000, respectively. For the six month period ended June 30, 1996, brokerage commissions were $94,000 compared to $71,000 for the same period in 1995.

During the three month period ended June 30, 1996, insurance commissions decreased $15,000 (8.33%) to $165,000 as compared to $180,000 for the same period in 1995. For the six month periods ending June 30, 1996 and 1995, insurance commissions decreased
$20,000 (5.90%) from $339,000 to $319,000.

Gains on sales of loans totaled $16,000 and $9,000 for the three month periods ended June 30, 1996 and 1995, respectively, an increase of $7,000 (77.78%). Gains on sales of loans increased
$30,000 (214.29%) from $14,000 for the six months ended June 30, 1995, to $44,000 for the same period ended June 30, 1996. These increases were due to consumers' renewed interest in fixed rate fifteen- and thirty-year real estate loans which the Company sells into the secondary market while retaining servicing of the loans.

Other income increased $73,000 (192.11%) from $38,000 for the three month period ended June 30, 1995, to $111,000 for the same period in 1996. For the six month periods ended June 30, 1996 and 1995, other income was $222,000 and $113,000, respectively, an increase of $109,000 (96.46%). The majority of these increases in other income were attributable to increases in the cash surrender value of life insurance policies on officers of the Company.

Noninterest Expense

Noninterest expense increased from $4,521,000 for the three months ended June 30, 1995, to $4,691,000 for the same period in 1996, an increase of $170,000 (3.76%). For the six month period ended June 30, 1996, noninterest expense was $9,436,000 compared to $9,014,000 for the same period in 1995, an increase of $422,000 (4.68%). Salaries and employee benefits, the largest component of noninterest expense, increased $292,000 (11.82%) for the three month and $552,000 (11.03%) for the six month periods under comparison. These increases were primarily the result of the opening of the Company's de novo bank operation, Riverside
Community Bank ("RCB"), in Rockford, Illinois.

Occupancy expense increased $71,000 (31.42%) from $226,000 during the three month period ended June 30, 1995 to $297,000 for the same period in 1996. For the six month period ended June 30, 1996, occupancy expense was $580,000 compared to $498,000 for the same period in 1995, an increase of $82,000 (16.47%). The majority of these increases resulted from the rental of temporary facilities for RCB. Furniture and equipment expense decreased
$16,000 (4.56%) and $45,000 (6.46%) for the three and six month periods, respectively, ending June 30, 1996 when compared to the same periods in 1995.

Fees paid for outside services also decreased slightly during the three and six month periods ended on June 30, 1996 as compared with the same periods in 1995 at $30,000 (8.60%) and $26,000
(4.33%), respectively.

FDIC insurance premium expense decreased $236,000 (81.94%) to $52,000 for the three month period ended June 30, 1996, compared to $288,000 for the same period in 1995. For the six month period ended June 30, 1996, FDIC insurance premium expense decreased $473,000 (82.26%) to $102,000 from $575,000 for the same period in 1995. These decreases were the result of a change in the premium on deposits charged to members of the Bank
Insurance Fund from .23% to .04% of deposits and subsequently to $2,000 per year for well-capitalized banks. Three of the Company's four banks were affected by this reduction. FCB, a federal savings bank, is a member of the Savings Association
Insurance Fund which did not have a reduction in the premium on deposits.

For the three month period ended June 30, 1996, advertising and public relations expense increased $41,000 (24.85%) from $165,000 in 1995 to $206,000 in 1996. This increase was the result of marketing efforts in Rockford, Illinois to promote the opening of RCB. Advertising and public relations expense experienced the largest single percentage increase within the noninterest expense category during the six month period ended June 30, 1996, rising
$217,000 (64.01%) to $556,000 from $339,000.  The primary
component of this increase was the contribution of stock from FCB's investment portfolio to a public charitable trust at a cost basis of $220,000 with an associated market value of $820,000.

Other operating expenses increased $48,000 (7.14%) from $672,000 for the three month period ended June 30, 1995, to $720,000 for the same period in 1996. For the six month periods ended June
30, 1996 and 1995, other operating expenses were $1,416,000 and $1,301,000, respectively, an increase of $115,000 (8.84%). These increases were attributable to expenses incurred due to growth within the merchant credit card processing area and the opening of RCB.

Income Tax Expense

Income tax expense for the first six months of 1996 increased
8.54% over the same period in 1995, primarily as a result of corresponding increases in pre-tax earnings. The Company's effective tax rate declined from 27.42% for the six month period ended June 30, 1995, to 25.21% for same period in 1996. This change was the result of additional tax credits associated with the investment in low-income housing projects and the previously discussed contribution of appreciated property to a public charitable trust.

FINANCIAL CONDITION

Loans and Provision for Loan and Lease Losses

Net loans and leases remained stable at $455,609,000 at June 30, 1996, when compared to the December 31, 1995, total of $449,325,000. Commercial loans experienced modest growth of $2,910,000 (1.52%) during the first six months of 1996, with outstanding loans of $191,866,000 at December 31, 1995, increasing to $194,776,000 at June 30, 1996. Real estate loans were $159,357,000 at June 30, 1996, a slight increase of $1,033,000 (.65%) over the December 31, 1995, balance of
$158,324,000. Agricultural loans remained relatively constant at $58,970,000 at June 30, 1996, as compared to the December 31,
1995 increasing balance of $59,089,000. Consumer loans experienced the most significant growth of $4,194,000 (10.76%) with outstanding loans increasing to $43,182,000 at June 30, 1996, from $38,988,000 at December 31, 1995. Due to reduced demand for lease financing during the first six months and to scheduled paydowns, the Company's lease financing balances declined $1,134,000 (13.29%) to a total of $7,396,000 at June 30,
1996.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential losses on substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored by the loan review staff, senior management and the Board of Directors. The maintenance of the allowance for loan and lease losses at an amount in excess of four and one-half times nonperforming loans and leases is due to a number of factors including the following: i) the economies of the Company's primary market areas have been stable since 1989 and the growth of the allowance is intended to anticipate the cyclical nature of most economies; ii) an increase in the amount of nonperforming loans; and iii) an increase in the amount of charge-offs for the first time since 1992.

The Company's provision for loan and lease losses was $228,000 for the three months ended June 30, 1996, compared to $217,000 for the same period in 1995, an increase of $11,000 (5.07%).
For the six months ended June 30, 1996, the provision for loan and lease losses was $975,000 compared to $435,000 for the same period in 1995, an increase of $540,000 (124.14%). Net charge-offs were $466,000 and $108,000 during the first six months of 1996 and 1995, respectively. Included in the first six months of 1996 chargeoffs was the $469,000 writedown on a loan at FCB. The allowance for loan and lease losses as a percentage of total loans was 1.32% as of June 30, 1996, 1.23% as of December 31,
1995, and 1.20% as of June 30, 1995.

Nonperforming loans, defined as nonaccrual loans and loans past due ninety days or more, increased from $1,203,000 at December
31, 1995, to $1,350,000 at June 30, 1996, an increase of $147,000
(12.22%).

Other real estate owned totaled $527,000 at June 30, 1996, a decrease of $113,000 (17.66%), from the December 31, 1995, total of $640,000.

Securities

The dual objectives of the investment portfolio are to provide the Company with sources of both liquidity and earnings.
Investment securities represented $168,548,000 or 23.74% of total assets at June 30, 1996, as compared to $148,226,000 or 21.88% at December 31, 1995. This $20,322,000 (13.71%) change resulted from the decreased demand for loans.

The available for sale securities portfolio of $145,857,000 at December 31, 1995, increased $20,821,000 (14.27%) to $166,678,000 at June 30, 1996. Specifically, U.S. treasury and agency securities increased $8,980,000 (15.22%) to $67,986,000 at June
30, 1996, from the December 31, 1995, total of $59,006,000.
Mortgage-backed securities increased $19,085,000 (48.37%) to $58,538,000 at June 30, 1996 from $39,453,000 at December 31,
1995.  Municipal obligation securities decreased $2,134,000
(10.45%) to $18,279,000 at June 30, 1996, due to maturities and scheduled calls.  Other securities totaled $14,610,000 at June
30, 1996, a decrease of $5,251,000 (26.44%), from the December
31, 1995, total of $19,861,000 and included equity securities, corporate bonds and bankers acceptances.

Amortized cost of securities held to maturity was $1,870,000 at June 30, 1996, a decrease of $499,000 (21.06%) from the December
31, 1995, total of $2,369,000. This decrease was due to scheduled maturities and calls.

Deposits and Borrowed Funds

Total deposits were $552,542,000 at June 30, 1996, an increase of $17,955,000 (3.36%) from the December 31, 1995, total of
$534,587,000. Demand deposits experienced a decrease of $6,005,000 (12.18%), ending the period at $43,278,000. Much of this reduction was due to normal seasonal fluctuations in demand deposit accounts. Savings accounts increased $19,268,000 (9.14%) to $230,121,000 at June 30, 1996. The majority of this increase was related to isolated accounts. Certificates of deposit were $279,143,000 at June 30, 1996, reflecting a modest $4,692,000
(1.71%) increase over the December 31, 1995, total of $274,451,000.

Short-term borrowings generally include federal funds purchased, securities sold under agreement to repurchase and short-term
Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of June 30, 1996, the balance in this account had increased to $44,307,000 from the December 31, 1995, total of $23,241,000. This $21,066,000 (90.64%) increase was primarily attributable to growth in securities sold under agreement to repurchase and the transfer of $5,000,000 in FHLB borrowings from other borrowings to short-term borrowings due to approaching maturities.

Other borrowings includes the Company's long-term FHLB funding which decreased to $40,400,000 at June 30, 1996, from the December 31, 1995, total of $45,400,000 due to the transfer of $5,000,000 to short-term borrowings. Total long-term FHLB advances had a melded remaining term of 3.53 years at an average rate of 5.85% as of June 30, 1996.

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

                                      CAPITAL RATIOS
                                  (Dollars in thousands)
                             June 30, 1996     December 31, 1995
                            Amount    Ratio     Amount    Ratio

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $ 64,499  13.41%  $ 60,780    13.28%
 Tier 1 capital minimum
   requirement               19,243   4.00%    18,302     9.00%
 Excess                    $ 45,256   9.41     42,478     9.28%

 Total capital             $ 70,312  14.62%   $ 66,165    4.46%
 Total capital minimum
   requirement               38,487   8.00%     36,603    8.00%
 Excess                    $ 31,825   6.62%   $ 29,562    6.46%

Total risk adjusted assets  $481,085           $457,539

Leverage Capital Ratios:(2)

 Tier 1 capital            $ 64,499   9.38%  $ 60,780     9.47%
 Tier 1 capital minimum
   requirement(3)          $ 34,379   5.00%  $ 32,083     5.00%
 Excess                    $ 30,120   4.38%  $ 28,697     4.47%

Average adjusted assets
  (less goodwill)          $687,580          $641,650

(1)Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

(2)The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

(3)Management of the Company has established a minimum target leverage ratio of 5.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Construction of the $1,800,000 permanent facility for RCB is near completion. Bank staff will begin occupying the facility in August and grand opening celebrations are scheduled during September.

An $800,000 branch facility is nearing completion on Keokuk's northwest side in direct response to potential growth opportunities. FCB is scheduled to occupy this facility in late
August.

Construction of a $2,200,000 bank facility in Galena, Illinois began during the third quarter of 1995 with anticipated completion by the end of this year. This project will allow Galena State Bank and Trust Company to consolidate operations into one bank building and provide better accessibility and parking for bank customers.

Heartland entered into a license and service agreement for the installation of Fiserv's Comprehensive Banking Systems software with an approximate project cost of $730,000. Conversion is scheduled for the fall of 1996 and spring of 1997 and will provide Heartland the technology to remain competitive.

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

Net cash outflows from investing activities were $35,964,000 and $14,964,000 during the first six months of 1996 and 1995, respectively. Net principal disbursed on loans totaled $8,760,000 during the first quarter of 1996 compared to $33,008,000 for the same period in 1995. Proceeds from the maturity and paydowns on securities totaled $29,955,000 and $22,487,000 for the six month periods ended June 30, 1996 and 1995, respectively. Cash provided from the sales of securities decreased from $34,331,000 for the first six months of 1995 to $5,987,000 for the same period in 1996. Cash used for the purchases of securities was $58,922,000 for the first six months of 1996 compared to $35,689,000 for the same period in 1995. Additional purchases of interests in low-income housing projects totaled $2,865,000 during the first six months of 1996 compared to $2,892,000 during the first six months of 1995.

Cash inflows from financing activities increased from $3,841,000 for the six month period ended June 30, 1995, to $33,478,000 for the same period in 1996. The net change in demand deposits and savings accounts used cash of $11,977,000 during the first six months of 1995 and provided cash of $13,263,000 during the same period in 1996. For the six month period ended June 30, 1996, cash provided by a net increase in time deposit accounts was $4,692,000 compared with $5,596,000 for the same period in 1995. Short-term borrowings experienced a net decrease of $7,636,000 during the six month period ended June 30, 1995, compared to a net increase of $16,066,000 during the same six month period in 1996. Other borrowings experienced a net increase of $19,838,000 during the first six months of 1995 and no change during the same period in 1996.

In the event of short term liquidity needs, the Company may purchase federal funds from correspondent banks. The Company may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during the period covered in this report. The Company sells securities under agreements to repurchase. These agreements, which are principally to local businesses, have been utilized by Dubuque Bank and Trust Company as a funding mechanism for several years. Finally, the Company's subsidiary banks' memberships in the FHLB System has given them the ability to borrow funds from the FHLB of Des Moines and Chicago for short- and long-term purposes.

Total cash inflows from operating activities exceeded outflows during the first six months of 1996 by $4,272,000 and $7,340,000 during the first six months of 1995. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on April 22, 1996. At the meeting, Lynn S. Fuller and Evangeline K. Jansen were elected to serve as Class III directors (term expires in 1999). Continuing as Class I directors (term expires in 1997) are Lynn B. Fuller and Gregory R. Miller. Continuing as Class II directors (term expires in 1998) are Mark C. Falb, James A. Schmid and Robert Woodward. The stockholders approved an amendment to the Heartland Financial USA, Inc. 1993 Stock Option Plan to authorize the allocation of an additional 200,000 shares of the Company's common stock for distribution under the plan. Also approved by the stockholders was the adoption of the Heartland Financial USA, Inc. Employee Stock Purchase Plan and the appointment of KPMG Peat Marwick LLP as the Company's independent public auditors for the year ending December 31, 1996.

There were 4,719,152 issued and outstanding shares of Common
Stock at the time of the annual meeting. The voting on the above described items were as follows:

                                    For          Withheld
                                    ---          --------
Election of Directors

     Lynn S. Fuller              4,123,998         41,704

     Evangeline K. Jansen        4,121,850         43,852

                                              Broker
                  For        Against Abstain  Non-Votes  Total
Amendment of
Stock Option
Plan              3,868,622   93,664  1,160    202,256   4,165,702

Adoption of
Employee Stock
Purchase Plan     3,873,052   89,610    784    202,256   4,165,702

Appointment of
KPMG Peat
Marwick LLP       4,150,488    2,400 12,814          0   4,165,702

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.38     Contract for Purchase between Galena State Bank and
          Trust Company as "Seller" and Charles Schnepf and
          Daniel O'Keefe as "Buyers" dated December 4, 1995.

10.39     Purchase Agreement between Galena State Bank and Trust
          Company as "Seller" and Hoskins Lumber Company as
          "Buyer" dated September 12, 1995.

10.40     Employment Agreement between Heartland Financial USA,
          Inc. and James E. Lukas dated April 1, 1996.

10.41     Purchase Agreement between Hoskins Lumber Company as
          "Seller" and Galena State Bank and Trust Company as
          "Buyer" dated May 17, 1996.

10.42     Exchange Agreement/Exchange Escrow No. 960265 between
          Galena State Bank and Trust Company as "Exchangor" and
          Attorneys' Title Guaranty Fund, Inc. as "Qualified
          Intermediary" dated May 17, 1996.

10.43     License and Service Agreement, Software License
          Agreement, and Professional Services Agreement between
          Fiserv and Heartland Financial USA, Inc. dated June 21,
          1996.

27.1      Financial Data Schedule

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





Dated:     August 14, 1996