Form 10-Q
period 1996-09-30
HEARTLAND FINANCIAL USA INC
filed 1996-11-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the Registrant's common stock as of the latest practicable date: As of November 14, 1996, the Registrant had outstanding 4,721,082 shares of common stock, $1.00 par value per share.

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


          Form 10-Q Signature Page

    HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
          (Dollars in thousands, except per share data)

                                        9/30/96        12/31/95
                                        -------        --------
ASSETS
Cash and due from banks                 $ 35,878       $ 31,305
Federal funds sold                             0         23,500
                                        ---------      ---------
Cash and cash equivalents                 35,878         54,805
Time deposits in other
 financial institutions                      151            145
Securities:
 Available for sale-at market
  (cost of $170,874 for 1996
  and $141,680 for 1995)                 171,857        145,857
 Held to maturity-at cost (approximate
  market value of $1,950 for 1996 and
  $2,444 for 1995)                         2,360          2,369
Loans and leases:
 Held for sale                             1,219            790
   Held to maturity                      476,111        454,115
Allowance for possible loan and
 lease losses                             (6,240)        (5,580)
                                        ---------      ---------
Loans and leases, net                    471,090        449,325
Premises, furniture and equipment, net    15,157         12,519
Other real estate, net                       524            640
Other assets                              15,976         11,653
                                        ---------      ---------
TOTAL ASSETS                            $712,993       $677,313
                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $ 59,014       $ 49,283
 Savings                                 210,697        210,853
 Time                                    275,982        274,451
                                        ---------      ---------
Total deposits                           545,693        534,587
Short-term borrowings                     51,596         23,241
Accrued expenses and other liabilities     7,978          9,579
Other borrowings                          40,400         45,400
                                        ---------      ---------
TOTAL LIABILITIES                        645,667        612,807
                                        --------       --------
STOCKHOLDERS' EQUITY:
Common stock (par value $1 per share;
 authorized, 7,000,000 shares;
 issued, 4,853,626 and 2,426,813
 shares at September 30, 1996, and
 December 31, 1995, respectively)          4,854          2,427
Capital surplus                           13,200         13,090
Retained earnings                         50,999         49,171
Net unrealized gain (loss) on
 securities available for sale               616          2,620
Treasury stock at cost
 (132,544 and 166,652 shares
 at September 30, 1996, and
 December 31, 1995, respectively)         (2,343)        (2,802)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                67,326         64,506
                                        ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $712,993       $677,313
                                        =========      =========

See accompanying notes to consolidated financial statements.
                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                         Three Months Ended    Nine Months Ended
                         9/30/96    9/30/95   9/30/96    9/30/95
                         -------    -------   -------    -------
INTEREST INCOME:
Interest and fees
 on loans and leases     $ 10,226  $ 10,061   $ 30,160  $ 28,833
Interest on investment
 securities:
  Taxable                   2,360     1,702      6,708     5,773
  Nontaxable                  317       437      1,006     1,387
Interest on trading
 account securities             0         0          0        10
Interest on federal
 funds sold                    96       164        508       287
Interest on interest-
 bearing deposits in
 other financial
 institutions                  16        12        127        55
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      13,015    12,376     38,509    36,345
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        5,760     5,594     17,242    16,207
Interest on short-
 term borrowings              528       227      1,438       881
Interest on other
 borrowings                   604       669      1,875     1,611
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      6,892     6,490     20,555    18,699
                         --------  --------   --------  --------
NET INTEREST INCOME         6,123     5,886     17,954    17,646
Provision for possible
 loan and lease losses        212       239      1,187       674
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES               5,911     5,647     16,767    16,972
                         --------  --------   --------  --------

OTHER INCOME:
Service charges               629       545      1,783     1,542
Trust fees                    479       347      1,374     1,115
Brokerage commissions          47        33        141       104
Insurance commissions         167       140        486       479
Investment securities
 gains, net                   182       205      1,580       289
Gain on sale of loans          24        35         68        49
Other                          85       245        307       358
                         --------  --------   --------  --------
TOTAL OTHER INCOME          1,613     1,550      5,739     3,936
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   2,858     2,479      8,414     7,483
Occupancy                     333       274        913       772
Equipment                     330       346        982     1,043
Outside services              340       275        914       875
FDIC assessment               598        21        700       596
Advertising                   195       190        751       529
Other operating expense       768       659      2,184     1,960
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES        5,422     4,244     14,858    13,258
                         --------  --------   --------  --------
INCOME BEFORE TAXES         2,102     2,953      7,648     7,650
Income taxes                  580       878      1,978     2,166
                         --------  --------   --------  --------
NET INCOME               $  1,522     2,075   $  5,670  $  5,484
                         ========  ========   ========  ========

NET INCOME PER
 COMMON SHARE            $    .32       .43   $   1.20  $   1.14
DIVIDENDS DECLARED
 PER COMMON SHARE        $    .10  $    .08   $    .30  $    .23
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING      4,711,650 4,824,100  4,712,989 4,825,542

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Nine Months Ended
                                         9/30/96       9/30/95
                                         -------       -------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   $  5,876       $ 11,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                     (6)        (2,002)
Proceeds from the sale of investment
 securities available for sale            11,088         27,055
Proceeds from the sale of mortgage-
 backed securities available for sale        582          8,352
Proceeds from the maturity of and
 principal paydowns on investment
 securities held to maturity                 507          6,771
Proceeds from the maturity of and
 principal paydowns on investment
 securities available for sale            25,016         15,003
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity            -            596
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale      9,316          5,067
Purchase of investment securities
 held to maturity                           (500)              -
Purchase of investment securities
 available for sale                      (37,455)       (38,310)
Purchase of mortgage-backed
 securities available for sale           (35,678)        (3,639)
Purchase of interest in low-income
 housing project                          (2,865)        (2,892)
Net increase in loans and leases         (25,075)       (41,757)
Capital expenditures                      (3,558)        (1,395)
Proceeds on sale of fixed assets               2             51
Proceeds on sale of repossessed assets       208            120
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (58,418)       (26,980)
                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits
 and savings accounts                      9,575          1,521
Net increase in time deposit accounts      1,531         13,177
Net increase in other borrowings               -         18,338
Net increase (decrease) in
 short-term borrowings                    23,355         (5,058)
Purchase of treasury stock                  (556)          (816)
Proceeds from sale of treasury stock       1,126            233
Dividends                                 (1,416)        (2,007)
                                        ---------      ---------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                      33,615         25,388
                                        ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                    (18,927)        10,058
Cash and cash equivalents at
 beginning of year                        54,805         35,656
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 35,878       $ 45,714
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  2,443       $   1,215
 Cash paid for interest                 $ 20,604       $  18,149
 Investment securities contributed
  to public charitable trust            $    220       $      -
 Other borrowings transferred to
  short-term borrowings                 $  5,000       $      -

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

The financial information of Heartland Financial USA, Inc. (the "Company") included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended September 30, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

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

Net income for the nine months ended September 30, 1996 was $5,670,000, an increase of $186,000 (3.39%) from the $5,484,000 earned during the same period in 1995. On a per common share basis, earnings for the nine months ended September 30, 1996 increased $.06 (5.26%) to $1.20 from the $1.14 recorded in 1995.

Third quarter earnings for the period ended September 30, 1996 were $1,522,000 as compared to $2,075,000 earned during the same quarter in 1995. This $553,000 (26.65%) decrease in third quarter earnings was primarily the result of recently passed legislation which imposed a one-time special assessment on all savings associations to capitalize the Savings Association Insurance Fund("SAIF"). See "Recent Regulatory Developments". The charge amounted to $545,000 at First Community Bank, FSB ("FCB"), the Company's only savings association subsidiary. Also, third quarter earnings during 1995 included a $270,000 refund received from the Federal Deposit Insurance Corporation ("FDIC") at two of the Company's member banks, Dubuque Bank and Trust Company ("DB&T") and Galena State Bank and Trust Company ("GSB"). Exclusive of these nonrecurring events, third quarter earnings per share remained stable at $.40 during 1996 and 1995.

Net Interest Income

Net interest income increased $237,000 (4.03%) to $6,123,000 for the three month period ended September 30, 1996 from $5,886,000 during the same period in 1995. For the nine month period ended September 30, 1996, net interest income increased slightly to $17,954,000 from the $17,646,000 recorded during the same period in 1995. Net interest income to average earning assets on a fully tax equivalent basis was 3.95% for the three month and 3.91% for the nine month periods ended September 30, 1996, as compared to 4.08% for the three month and 4.19% for the nine month periods ended September 30, 1995. These reductions were primarily attributable to higher funding costs, reduced loan demand, and lower reinvestment rates on investment portfolio additions.

Noninterest Income

Noninterest income was $1,613,000 for the three months ended September 30, 1996, and $1,550,000 for the same period in 1995, an increase of $63,000 (4.06%). Total noninterest income for the nine months ended September 30, 1996, was $5,739,000 compared to $3,936,000 for the same period ended September 30, 1995, a 45.81% increase. The largest component of this $1,803,000 increase was the $1,291,000 change in investment security gains from $289,000 during the first nine months of 1995 to $1,580,000 during the same period in 1996. Of these gains, $1,174,000 resulted from the sale of Federal Home Loan Mortgage Corporation common stock held in the investment portfolio at FCB. As interest rates declined during 1994, this stock experienced substantial appreciation and, in anticipation of rising interest rates in 1996, management decided to sell the stock to reduce the interest rate risk within the investment portfolio.

Service charges increased $84,000 (15.41%) from $545,000 for the three month period ended September 30, 1995, to $629,000 for the same period in 1996. Service charges totaled $1,783,000 and $1,542,000 for the nine month periods ended September 30, 1996 and September 30, 1995, respectively, an increase of $241,000
(15.63%).   The addition of new merchants in the credit card
processing area was primarily responsible for these increases.

Trust fees totaled $479,000 and $347,000 for the three months ended September 30, 1996 and September 30, 1995, respectively, an increase of $132,000 (38.04%). Trust fees increased $259,000 (23.23%) for the nine months ended September 30, 1996, compared to the same period in 1995. These increases were primarily attributable to growth in assets under management due to investment performance and the development of new trust relationships through continued marketing efforts. Total trust assets under management grew $75,997,000 (26.26%) from $289,391,000 at December 31, 1995, to $365,388,000 at September
30, 1996.

Brokerage commissions grew $14,000 (42.42%) for the three month and $37,000 (35.58%) for the nine month periods ended September 30, 1996 when compared to the same periods in 1995. These increases reflected personnel changes in the brokerage area. For the three month period ended September 30, 1996 and 1995, brokerage commissions totaled $47,000 and $33,000, respectively. For the nine month period ended September 30, 1996, brokerage commissions were $141,000 compared to $104,000 for the same period in 1995.

During the three month period ended September 30, 1996, insurance commissions increased $27,000 (19.29%) to $167,000 as compared to $140,000 for the same period in 1995. For the nine month periods ending September 30, 1996 and 1995, insurance commissions remained stable at $486,000 and $479,000, respectively.

Gains on sales of loans totaled $24,000 and $35,000 for the three month periods ended September 30, 1996 and 1995, respectively, a decrease of $11,000 (31.43%) due primarily to reduced consumer demand for real estate loans during the third quarter of 1996. Gains on sales of loans increased $19,000 (38.78%) from $49,000 for the nine months ended September 30, 1995, to $68,000 for the same period ended September 30, 1996. This increase was due to consumers' renewed interest in fixed rate fifteen- and thirty-year real estate loans during the first six months of 1996, which the Company sells into the secondary market while retaining servicing of the loans.

Other income decreased $160,000 (65.31%) from $245,000 for the three month period ended September 30, 1995, to $85,000 for the same period in 1996. Included in the total for 1995 was an increase in the cash surrender value of life insurance policies on officers of the Company, the majority of which will be recorded during the fourth quarter of 1996. For the nine month periods ended September 30, 1996 and 1995, other income was $307,000 and $358,000, respectively, a decrease of $51,000 (14.25%).

Noninterest Expense

Noninterest expense increased from $4,244,000 for the three months ended September 30, 1995, to $5,422,000 for the same period in 1996, an increase of $1,178,000 (27.76%). For the nine month period ended September 30, 1996, noninterest expense was $14,858,000 compared to $13,258,000 for the same period in 1995, an increase of $1,600,000 (12.07%). Salaries and employee benefits, the largest component of noninterest expense, increased $379,000 (15.29%) for the three month and $931,000 (12.44%) for the nine month periods under comparison. These increases were primarily the result of normal salary increases and the opening of the Company's de novo bank operation, Riverside Community Bank ("RCB"), in Rockford, Illinois in October, 1995.

Occupancy expense increased $59,000 (21.53%) from $274,000 during the three month period ended September 30, 1995 to $333,000 for the same period in 1996. For the nine month period ended September 30, 1996, occupancy expense was $913,000 compared to $772,000 for the same period in 1995, an increase of $141,000 (18.26%). The majority of these increases resulted from the rental of temporary facilities for RCB.

Furniture and equipment expense decreased $16,000 (4.62%) and $61,000 (5.85%) for the three and nine month periods, respectively, ending September 30, 1996 when compared to the same periods in 1995.

Fees paid for outside services increased $65,000 (23.64%) during the three month period ended on September 30, 1996 as compared with the same period in 1995. For the nine month period ended on September 30, 1996, fees for outside services increased $39,000 (4.46%) from $875,000 for the same period in 1995 to $914,000.

FDIC insurance premium expense increased $577,000 to $598,000 for the three month period ended September 30, 1996, compared to $21,000 for the same period in 1995. The one-time special assessment on all savings associations to capitalize the SAIF amounted to $545,000 at FCB and was recorded during the third quarter of 1996. Recorded during the third quarter of 1995 were the refunds of FDIC insurance premiums at DB&T and GSB totaling $270,000. For the nine month period ended September 30, 1996, FDIC insurance premium expense increased $104,000 (17.45%) to $700,000 from $596,000 for the same period in 1995. Also affecting the change in FDIC premium expense for the periods under comparison is the reduction in the premium charged to members of the Bank Insurance Fund ("BIF") from .23% to .04% of deposits and subsequently to $2,000 per year for well-capitalized banks. Three of the Company's four banks were affected by this reduction which took affect in September of 1995. FCB, as a member of SAIF, will experience a reduction in FDIC premium expense on January 1, 1997, when the assessment will drop from
 .23% to .065% of deposits.

For the three month period ended September 30, advertising and public relations expense remained stable at $195,000 for 1996 and $190,000 for 1995. During the nine month period ended September 30, 1996, advertising and public relations expense experienced the largest single percentage increase within the noninterest expense category rising $222,000 (41.97%) to $751,000 from the $529,000 incurred during the same period in 1995. The primary component of this increase was the contribution of stock from FCB's investment portfolio to a public charitable trust at a cost basis of $220,000 with an associated market value of $820,000.

Other operating expenses increased $109,000 (16.54%) from $659,000 for the three month period ended September 30, 1995, to $768,000 for the same period in 1996. For the nine month periods ended September 30, 1996 and 1995, other operating expenses were $2,184,000 and $1,960,000, respectively, an increase of $224,000
(11.43%). These increases were attributable to expenses incurred due to growth within the merchant credit card processing area and the opening of RCB.

Income Tax Expense

Income tax expense for the first nine months of 1996 decreased 8.68% over the same period in 1995. The Company's effective tax rate declined from 28.31% for the nine month period ended September 30, 1995, to 25.86% for same period in 1996. This change was the result of additional tax credits associated with the additional investment in low-income housing projects and the previously discussed contribution of appreciated property to a public charitable trust.

FINANCIAL CONDITION

Loans and Provision for Loan and Lease Losses

Net loans and leases increased $21,765,000 (4.84%) to $471,090,000 at September 30, 1996, when compared to the December 31, 1995, total of $449,325,000. Commercial loans experienced growth of $7,404,000 (3.86%) during the first nine months of 1996, with outstanding loans of $191,866,000 at December 31, 1995, increasing to $199,270,000 at September 30, 1996. Real estate loans were $167,614,000 at September 30, 1996, an increase of $9,290,000 (5.87%) over the December 31, 1995, balance of $158,324,000. Agricultural loans increased $692,000 (1.17%) from $59,089,000 at December 31, 1995, to $59,781,000 at September 30,
1996. Consumer loans experienced the most significant growth in outstanding loan balances, increasing to $45,819,000 at September 30, 1996, from $38,988,000 at December 31, 1995, an increase of
$6,831,000 (17.52%). Increased activity in consumer lines of credit, additional marketing efforts and the expansion of the Company's finance subsidiary into Madison, Wisconsin contributed to this growth. The Company's lease financing balances declined $1,342,000 (15.73%) to a total of $7,188,000 at September 30,
1996 from $8,530,000 at December 31, 1995, due to reduced demand for lease financing and scheduled paydowns.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential losses on substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored by the loan review staff, senior management and the Board of Directors. The maintenance of the allowance for loan and lease losses at an amount in excess of three times nonperforming loans and leases is due to a number of factors including the following: i) the economies of the Company's primary market areas have been stable since 1989 and the growth of the allowance is intended to anticipate the cyclical nature of most economies; ii) an increase in the amount of nonperforming loans; and iii) an increase in the amount of charge-offs for the first time since 1992.

The Company's provision for loan and lease losses was $212,000 for the three months ended September 30, 1996, compared to $239,000 for the same period in 1995, a decrease of $27,000 (11.30%). For the nine months ended September 30, 1996, the provision for loan and lease losses was $1,187,000 compared to $674,000 for the same period in 1995, an increase of $513,000 (76.11%). Net charge-offs were $527,000 and $181,000 during the first nine months of 1996 and 1995, respectively. Included in the first nine months of 1996 charge-offs was the $469,000 writedown on a purchased lease pool at FCB. The allowance for loan and lease losses as a percentage of total loans was 1.31% as of September 30, 1996, 1.23% as of December 31, 1995, and 1.22% as of September 30, 1995.

Nonperforming loans, defined as nonaccrual loans and loans past due ninety days or more, increased from $1,203,000 at December
31, 1995, to $1,877,000 at September 30, 1996, an increase of
$674,000 (56.03%).

Other real estate owned totaled $524,000 at September 30, 1996, a decrease of $116,000 (18.12%), from the December 31, 1995, total of $640,000.

Securities

The dual objectives of the investment portfolio are to provide the Company with sources of both liquidity and earnings. Investment securities represented $174,217,000 or 24.43% of total assets at September 30, 1996, as compared to $148,226,000 or 21.88% at December 31, 1995. This $25,991,000 (17.54%) change resulted from management's decision to invest excess funds.

The available for sale securities portfolio of $145,857,000 at December 31, 1995, increased $26,000,000 (17.83%) to $171,857,000 at September 30, 1996. Specifically, U.S. treasury and agency securities increased $12,605,000 (21.36%) to $71,611,000 at
September 30, 1996, from the December 31, 1995, total of $59,006,000. Mortgage-backed securities increased $25,284,000 (64.09%) to $64,737,000 at September 30, 1996 from $39,453,000 at
December 31, 1995. Mutual funds decreased $3,110,000 (43.66%)from $7,124,000 at December 31, 1995, to $4,014,000 at
September 30, 1996. Municipal obligation securities decreased $2,555,000 (12.52%) to $17,858,000 at September 30, 1996, due to
maturities and scheduled calls. Other securities totaled $13,637,000 at September 30, 1996, a decrease of $6,224,000
(31.34%), from the December 31, 1995, total of $19,861,000 and included equity securities, corporate bonds and bankers acceptances.

Amortized cost of securities held to maturity remained relatively stable at $2,360,000 on September 30, 1996, when compared to the December 31, 1995, total of $2,369,000.

Deposits and Borrowed Funds

Total deposits were $545,693,000 at September 30, 1996, an increase of $11,106,000 (2.08%) from the December 31, 1995, total of $534,587,000. Demand deposits experienced an increase of $9,731,000 (19.75%), ending the period at $59,014,000. Savings accounts remained stable at $210,697,000 on September 30, 1996, when compared to the December 31, 1995, total of $210,853,000. Certificates of deposit were $275,982,000 at September 30, 1996, reflecting a slight $1,531,000 (.56%) increase over the December 31, 1995, total of $274,451,000.

Short-term borrowings generally include federal funds purchased, securities sold under agreement to repurchase, short-term Federal Home Loan Bank ("FHLB") advances and treasury tax and loan note options. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of September 30, 1996, the balance in this account had increased to $51,596,000 from the December 31, 1995, total of $23,241,000.
This $28,355,000 (122.00%) increase was primarily attributable to the variability of treasury tax and loan note options and growth in securities sold under agreement to repurchase, which are used as a cash management tool by the Company's larger commercial customers.

Other borrowings includes the Company's long-term FHLB funding which decreased to $40,400,000 at September 30, 1996, from the December 31, 1995, total of $45,400,000 due to the transfer of $5,000,000 to short-term borrowings. Total long-term FHLB advances had a melded remaining term of 3.27 years at an average rate of 5.85% as of September 30, 1996.

Capital Resources

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. The Company's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                          September 30, 1996 December 31, 1995
                           Amount    Ratio    Amount    Ratio

Risk-Based Capital Ratios:(1)

 Tier 1 capital            $ 65,741  13.12%  $ 60,780    13.28%
 Tier 1 capital minimum
   requirement               20,038   4.00%    18,302     9.00%
 Excess                    $ 45,703   9.12%    42,478     9.28%

 Total capital             $ 71,860  14.35%   $ 66,165    4.46%
 Total capital minimum
   requirement               40,075   8.00%     36,603    8.00%
 Excess                    $ 31,785   6.35%   $ 29,562    6.46%

Total risk adjusted assets  $500,939           $457,539

Leverage Capital Ratios:(2)

 Tier 1 capital            $ 65,741   9.55%  $ 60,780     9.47%
 Tier 1 capital minimum
   requirement(3)          $ 34,409   5.00%  $ 32,083     5.00%
 Excess                    $ 31,332   4.55%  $ 28,697     4.47%

Average adjusted assets
  (less goodwill)          $688,177          $641,650

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Construction of a $2,500,000 bank facility in Galena, Illinois began during the third quarter of 1995 with anticipated completion by the end of this year. This project will allow Galena State Bank and Trust Company to consolidate operations into one bank building and provide better accessibility and parking for bank customers.

During the second quarter of 1996, the Company entered into a license and service agreement for the installation of Fiserv's Comprehensive Banking Systems software, with an approximate project cost of $730,000. The conversion process began in October of this year and is scheduled for completion in the spring of 1997, providing Heartland the enhanced technology necessary to remain competitive.

The Company continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. On November 12, 1996, the Company entered into a definitive agreement with the stockholders of Cottage Grove State Bank in Cottage Grove, Wisconsin. The agreement requires a cash payment of $7,875,000 with a closing date no later than March 1, 1997. Additional expenditures relating to expansion efforts are not estimable at this time.

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

Net cash outflows from investing activities were $58,418,000 and $26,980,000 during the first nine months of 1996 and 1995, respectively. Net principal disbursed on loans totaled $25,075,000 during the first nine months of 1996 compared to $41,757,000 for the same period in 1995. Proceeds from the maturity and paydowns on securities totaled $34,839,000 and $27,437,000 for the nine month periods ended September 30, 1996 and 1995, respectively. Cash provided from the sales of securities decreased from $35,407,000 for the first nine months of 1995 to $11,670,000 for the same period in 1996. Cash used for the purchases of securities was $73,633,000 for the first nine months of 1996 compared to $41,949,000 for the same period in 1995. Additional purchases of interests in low-income housing projects totaled $2,865,000 during the first nine months of 1996 compared to $2,892,000 during the first nine months of 1995.

Cash inflows from financing activities increased from $25,388,000 for the nine month period ended September 30, 1995, to $33,615,000 for the same period in 1996. The net change in demand deposits and savings accounts provided cash of $1,521,000 during the first nine months of 1995 and $9,575,000 during the same period in 1996. For the nine month period ended September 30, 1996, cash provided by a net increase in time deposit accounts was $1,531,000 compared with $13,177,000 for the same period in 1995. Short-term borrowings used cash of $5,058,000 during the nine month period ended September 30, 1995, compared to providing cash of $23,355,000 during the same nine month period in 1996. Other borrowings experienced a net increase of $18,338,000 during the first nine months of 1995 and no change during the same period in 1996.

In the event of short term liquidity needs, the Company may purchase federal funds from correspondent banks. The Company may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during the period covered in this report. The Company sells securities under agreements to repurchase. These agreements, which are principally to local businesses, have been utilized by DB&T as a funding mechanism for several years. Finally, the Company's subsidiary banks' memberships in the FHLB System has given them the ability to borrow funds from the FHLB of Des Moines and Chicago for short- and long-term purposes.

Total cash inflows from operating activities exceeded outflows during the first nine months of 1996 by $5,876,000 and $11,650,000 during the first nine months of 1995. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Recent Regulatory Developments

On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the SAIF in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. One of the Company's bank subsidiaries, FCB, is a SAIF member subject to the special assessment.

Under the DIFA, the amount of the special assessment payable by an institution is to be determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits as of that date but is no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (i.e., BIF member banks that hold deposits acquired from a SAIF member that are deemed to remain SAIF insured) and certain "Sasser" banks (i.e., banks that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The FDIC has notified FCB that the dollar amount of the special assessment payable by FCB is estimated to be $545,000. As a result of the special assessment, FCB has taken this amount as a charge against earnings for the quarter ended September 30, 1996. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce FCB's ongoing deposit insurance expense.

In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on October 8, 1996, issued a proposed rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. Under the proposal, the new rates would be effective October 1, 1996 for Oakar and Sasser banks, but would not take affect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions other than Oakar and Sasser banks would, under the proposal, be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions have already been assessed at current rates (i.e., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the proposal contemplates that the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the proposal is adopted as proposed, and assuming FCB retains its current risk classification under the FDIC's risk-based assessment system, the deposit insurance assessments payable by FCB will be reduced significantly effective January 1, 1997, to the same level currently paid by FCB's BIF-member competitors and the Company's other bank subsidiaries.

Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance
Corporation, the SAIF's predecessor insurance fund.   Pursuant to
the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, and generally exempts bank holding companies that own one or more savings associations (such as the Company) from regulation by the OTS as savings and loan holding companies; establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks, and excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings. Further, the Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as FCB; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and its subsidiaries cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and its subsidiaries somewhat greater operating flexibility.

On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations that have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. As a result of these provisions of the Job Protection Act, FCB will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if FCB were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

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

                  HEARTLAND FINANCIAL USA, INC.
                          (Registrant)



                                   By: /s/ Lynn B. Fuller
                                   -----------------------
                                   Lynn B. Fuller
                                   President


                                   By: /s/ John K. Schmidt
                                   -----------------------
                                   John K. Schmidt
                                   Executive Vice President and
                                   Chief Financial Officer




Dated:     November 14, 1996