Form 10-K
period 1996-12-31
HEARTLAND FINANCIAL USA INC
filed 1997-03-28
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996


                 Commission File Number: 0-24724

                  HEARTLAND FINANCIAL USA, INC.
     (Exact name of Registrant as specified in its charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                           42-1405748
             (I.R.S. Employer identification number)

           1398 Central Avenue, Dubuque, Iowa) (52001
        (Address of principal executive offices Zip Code)

                          319) 589-2100
      (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(g) of the Act:


                              None
                    (Title of Exchange Class)


                              None
           (Name of Each Exchange on which Registered)


                  Common Stock $1.00 par value
                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The index to exhibits follows the signature page.

As of March 24, 1997, the Registrant had issued and outstanding 4,734,948 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1997, was $78,887,327.* Such figures include 459,540 shares of the Registrant's Common Stock held in a fiduciary capacity by the Trust Department of the Dubuque Bank & Trust Company, a wholly-owned subsidiary of the Registrant.

*Based on the last reported price of an actual transaction in Registrant's Common Stock on February 28, 1997, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

                    HEARTLAND FINANCIAL USA, INC.
                       Form 10-K Annual Report
                          Table of Contents

          Part I

Item 1.   Business
A.        General Description
B.        Recent Developments
C.        Market Areas
D.        Competition
E.        Employees
F.        Accounting Standards
G.        Supervision and Regulation
H.        Governmental Monetary Policy and Economic Conditions

Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of
          Security Holders

          Part II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Part III

Item 10.  Directors and Executive Officers of the
          Registrant
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

          Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

PART I.

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has four wholly-owned bank subsidiaries which are located in Dubuque, Iowa, Cottage Grove, Wisconsin and Galena and Rockford, Illinois and one wholly-owned federal savings bank subsidiary which is located in Keokuk, Iowa (collectively, the "Bank Subsidiaries"). All five Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). Dubuque Bank and Trust Company ("DB&T") is chartered under the laws of the State of Iowa and has three wholly-owned subsidiaries: DB&T Insurance, Inc. ("DB&T Insurance"), a multi-line insurance agency; DBT Investment Corporation ("DBT Investment"), an investment management company; and DB&T Community Development Corp. ("DB&T Development"), majority owner of a senior housing project. Galena State Bank and Trust Company, Galena, Illinois, ("Galena") and Riverside Community Bank, Rockford,Illinois, ("Riverside") are chartered under the laws of the State of Illinois. Keokuk Bancshares, Inc. ("Keokuk") is a savings and loan holding company within the meaning of the Home Owner's Loan Act, as amended ("HOLA") with a wholly-owned federal savings bank subsidiary, First Community Bank, FSB ("First Community"), organized under the laws of the United States. First Community has one wholly-owned subsidiary, KFS Services, Inc. Cottage Grove State Bank is chartered under the laws of the State of Wisconsin. The Bank Subsidiaries operate 17 banking locations in Iowa, Illinois and Wisconsin. Heartland has two wholly-owned non-bank subsidiaries. Citizens Finance Co. ("Citizens"), previously doing business as Tri-State Community Credit Corp., is a consumer finance company. Subsequent to year end 1996, Citizens was dividended up to Heartland from DB&T. Heartland also acquired the assets of ULTEA, LLC, a fleet leasing company headquartered in Madison, Wisconsin, in December, 1996.

The Bank Subsidiaries provide full service retail banking within Dubuque and Lee Counties in Iowa, within Jo Daviess, Hancock and Winnebago Counties in Illinois and within Dane County in Wisconsin. Deposit products include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity, credit cards and lines of credit. Other products and services include VISA debit cards, automatic teller machines, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage.

Although each of the subsidiaries of Heartland operates under the direction of its own Board of Directors, Heartland has standard operating policies regarding asset/liability management, liquidity management, investment management, lending policies and deposit structure management. Heartland has historically centralized certain operations where economies of scale can be achieved.

Operating Strategy

Corporate policy, strategy and goals are established by the Board of Directors of Heartland (the "Heartland Board"). Pursuant to Heartland's philosophy, operational and administrative policies for the Bank Subsidiaries are also established by the Heartland Board. Within this framework, each of the Bank Subsidiaries focuses on providing personalized services and quality products to its customers to meet the needs of the communities which it serves.

Heartland operates its banking subsidiaries as traditional community banks with conveniently located facilities and professional, highly motivated staffs which are active in the communities in which they are located. Heartland focuses on long-term relationships with customers and provides individualized quality service. In addition, within credit and rate of return parameters, Heartland attempts to ensure that each of the Bank Subsidiaries meets the credit needs of its communities and invests in local municipal obligations.

Heartland uses a variety of marketing strategies to attract and retain customers, with a particular emphasis on a strong sales culture within the Bank Subsidiaries and an outside officer calling program. Many of Heartland's sales employees work on a salary plus commission basis, thus providing them with a strong incentive to aggressively market Heartland's financial products. Officers of each of the Bank Subsidiaries also regularly call on customers and potential customers of the institutions to maintain and develop deposit and other special service relationships, including cash management, employee benefit plan administration, and trust services.

Heartland has an internal data processing division and has attempted to remain at the forefront of the banking industry in new technological innovations. Heartland believes that retaining control of its data processing leads to decreased operating costs and more effective service to its customers. Accordingly, during 1997, all Bank Subsidiaries are scheduled to convert to the Comprehensive Banking system program purchased from Fiserv, a national leader in bank software technology. To provide a high level of customer service and to manage effectively its growth, acquisition and operating strategies, Heartland also focuses on continued improvement of the internal operating systems of the Bank Subsidiaries.

Acquisition and Expansion Strategy

Heartland seeks to diversify both its market area and asset base while increasing profitability through acquisitions and expansion. Heartland's goal is to expand through the acquisition of established financial service organizations, primarily commercial banks or thrifts, to the extent suitable candidates can be identified and acceptable business terms negotiated.

Heartland's acquisition strategy is focused on traditional community banks and thrifts located in stable and growing areas of Iowa, Wisconsin, Minnesota and Illinois. It is possible that as a result of consolidation within the banking industry generally, as well as in Heartland's current market areas, Heartland may in the future look beyond these geographic areas for acquisition opportunities. In addition to price and terms, other factors considered by Heartland in determining the desirability of an acquisition candidate include financial condition, earnings potential, quality of management, market area and competitive environment.

The Heartland Board may in the future consider establishing branches, loan production offices or other business facilities as a means of expanding its presence in current or new market areas. The Heartland Board may also investigate expansion into other lines of business closely related to banking if it believes these lines could be profitable without undue risk to Heartland and if Heartland can be competitive. Heartland does not currently have any definitive understandings or agreements for any acquisitions material to Heartland. However, Heartland will continue to look for further expansion opportunities.

Lending Activities

General

The Bank Subsidiaries provide a range of commercial and retail lending services to corporations, partnerships and individuals. These credit activities include agricultural, commercial, residential real estate and installment loans, as well as loan participations and lines of credit.

The Bank Subsidiaries aggressively market their services to qualified lending customers. Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the Bank Subsidiaries' respective business communities. Through professional service and competitive pricing, the Bank Subsidiaries have been successful in attracting new lending customers. Heartland also actively pursues consumer lending opportunities. With convenient locations, advertising and customer communications, the Bank Subsidiaries have been successful in capitalizing on the credit needs of their market areas.

Commercial Loans

The Bank Subsidiaries have a strong commercial loan base and DB&T, in particular, continues to be a premier commercial lender in the tri-state area of northeast Iowa, northwest Illinois and southwest Wisconsin. The Bank Subsidiaries' areas of emphasis include, but are not limited to, loans to wholesalers, hotel and real estate developers, manufacturers, building contractors, business services companies and retailers. The Bank Subsidiaries provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. The majority of the Bank Subsidiaries' commercial business loans have floating interest rates or reprice within one year.

DB&T has also generated loans which are guaranteed by the U.S. Small Business Administration and has been certified as one of that agency's Preferred Lenders. Management believes that making these guaranteed loans helps its local communities as well as provides Heartland with a source of income and solid future lending relationships as such businesses grow and prosper. DB&T is also currently one of the state of Iowa's top lenders in the "Linked Investment for Tomorrow" program. This state-sponsored program offers interest rate reductions to businesses opened by minorities and those in rural areas.

The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. In most cases, the Bank Subsidiaries have collateralized these loans and/or taken personal guarantees to help assure repayment.

As the credit portfolios of the Bank Subsidiaries have continued to grow, several changes have been made in their lending departments resulting in an overall increase in these departments' skill levels. Loan review personnel and commercial lenders interact with their respective Boards of Directors each month. Heartland also utilizes an internal loan review function to analyze credits of the Bank subsidiaries. Management has attempted to identify problem loans at an early date and to aggressively seek a resolution of these situations. The result has been a significantly below average level of problem loans compared to the Heartland Banks' industry peer groups in recent years.

Agricultural Loans

DB&T is one of the largest agricultural lenders in the state of Iowa. Agricultural loans continue to be emphasized by both DB&T and Galena due to their concentration of customers in rural markets. Agricultural loans remain balanced, however, in proportion to the rest of Heartland's consolidated loan portfolio. In connection with their agricultural lending, all of the Bank Subsidiaries have remained close to their traditional geographic market areas. The majority of the outstanding agricultural operating and real estate loans are within 60 miles of their main or branch offices.

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The agricultural loan departments work closely with all agricultural customers, including companies and individual farmers, and review the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with agricultural customers at least once a year. In addition, the Bank Subsidiaries work closely with governmental agencies, including the Farmers Home Administration, to assist agricultural customers in obtaining credit enhancement products such as loan guarantees.

Real Estate Mortgage Loans

Mortgage lending has been a focal point of the Bank Subsidiaries as each of them continues to build real estate lending business. A stable rate environment along with expanded production capabilities at Riverside combined to increase the number of loan originations as compared to prior years. Residential mortgage outstandings grew as customers elected to take three-, five- and seven-year mortgages which were retained in the loan portfolios. During prior years, the majority of home loans generated by the Bank Subsidiaries were sold to government agencies in the secondary mortgage market with servicing rights retained. Management believes that the retention of mortgage servicing provides the Bank Subsidiaries with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows each of the Bank Subsidiaries to continue to have regular contact with mortgage customers.

Consumer Lending

The Bank Subsidiaries' consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity, student loans, credit cards, signature loans and small personal credit lines.

Consumer loan demand is also serviced through Citizens which currently serves the consumer credit needs of over 1,800 customers in the three state area of Iowa, Illinois and Wisconsin from its Dubuque, Iowa, and Madison, Wisconsin, offices.

Trust Departments

The trust departments for DB&T and Galena have been providing trust services to their respective communities for a number of years. First Community received full trust powers from the Office of Thrift Supervision (the "OTS") in February, 1995. Currently, the Bank Subsidiaries have over $366 million of consolidated assets under management and provide a full complement of trust and investment services for individuals and corporations.

The trust department of DB&T is nationally recognized as a leading provider of socially responsible investment services and manages investment portfolios for religious and other non-profit organizations located throughout the United States. The Bank Subsidiaries' trust departments are also active in the management of employee benefit and retirement plans in their market areas. The Bank Subsidiaries have targeted their trust departments as primary areas for future growth.

Brokerage and Other Services

In 1995, DB&T contracted with a new third-party vendor, Focused Investments LLC, an affiliate of Wayne Hummer & Co., to operate an independent securities office within DB&T's main office and Kennedy Mall branch office and Galena's main office. During 1996, DB&T's Grandview branch office was added to the bank locations offering brokerage services, and DB&T's Farley, Iowa office scheduled regular hours for a broker to be available to meet with customers. Focused Investments LLC offers full-service stock and bond trading, direct investments, annuities and mutual funds.

DB&T Insurance has continued to grow its personal and commercial insurance lines and the number of independent insurance companies it represents. DB&T Insurance is a multi-line insurance agency in the Dubuque area and offers a complete array of vehicle, property and casualty, life and disability insurance, as well as commercial lines and tax-free annuities.

B.   MARKET AREAS

DB&T is located in the Dubuque County, Iowa, area, which encompasses the city of Dubuque and a number of surrounding rural communities. The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois and Wisconsin. Based upon the results of the 1990 census, the city of Dubuque had a total population of approximately 61,000.

In addition to its main banking office, DB&T has eight branch offices, all of which are located in the Dubuque County area. As a subsidiary of DB&T, DB&T Insurance has substantially the same market area as the parent organization. Citizens also operates within this market area, and, in addition, an office was opened in Madison, Wisconsin, during June, 1996.

Galena is located in Galena, Illinois, which is less than five miles from the Mississippi River, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena also has an office in Stockton, Illinois, and as such, services customers in Jo-Daviess County, Illinois. Based on the 1990 census, the county had a population of approximately 22,000 people.

First Community's main office is in Keokuk, Iowa, which is located in the southeast corner of Iowa near the borders of Iowa, Missouri and Illinois. Due to its location, First Community serves customers in the tri-county region of Lee County, Iowa, Hancock County, Illinois and Clark County, Missouri. Lee, Hancock and Clark Counties have populations of approximately 43,100, 23,900 and 8,500, respectively. First Community has one branch office in Keokuk and in the city of Carthage in Hancock County, Illinois. Keokuk is an industrial community with a population of approximately 13,500.

Riverside is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County. Based on the 1990 census, the county had a population of 284,000 and the city of Rockford had a population of 140,000.

Cottage Grove State Bank operates one office from its location in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. The county had a population of 390,000 and the village of Cottage Grove had a population of 1,100 according to the 1990 census.

C.  COMPETITION

Heartland encounters competition in all areas of its business pursuits. In order to compete effectively, to develop its market base, to maintain flexibility and to move in pace with changing economic and social conditions, Heartland continuously refines and develops its products and services. The principal methods of competition in the financial services industry are price, service and convenience.

The Bank Subsidiaries' combined market area is highly competitive. Many financial institutions based in the communities surrounding Dubuque, Galena, Riverside, Cottage Grove and Keokuk actively compete for customers within Heartland's market area. The Bank Subsidiaries also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

Heartland competes for loans principally through the range and quality of the services it provides, interest rates and loan fees. Heartland believes that its long-standing presence in the community and personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. Heartland actively solicits deposit-oriented clients and competes for deposits by offering customers personal attention, professional service and competitive interest rates.

D.  EMPLOYEES

At December 31, 1996, Heartland employed 312 full-time equivalent employees. Heartland places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement with Heartland. Heartland offers a variety of employee benefits and management considers its employee relations to be excellent.

E.  ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS No. 121") was effective for Heartland for the year beginning January 1, 1996, and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. SFAS No. 122 "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65 ("SFAS No. 122") was effective for Heartland for the year beginning January 1, 1996, and required the allocation of basis between a loan and the related servicing right when a loan is sold with servicing retained. SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for Heartland for transactions entered into after December 15, 1995, and for disclosure requirements beginning January 1, 1996. SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. The adoption of SFAS Nos. 121, 122 and 123 did not have a material effect on Heartland.

SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") will be effective for Heartland for transactions occurring after December 31, 1996, and provides standards for accounting recognition or derecognition of assets and liabilities. Heartland expects to adopt SFAS No. 125 when required, and management believes adoption will not have a material effect on Heartland's financial position and results of operations, nor will adoption require additional capital resources.

F.  SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland and the Bank Subsidiaries can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the FDIC, the Office of Thrift Supervision ("OTS"), the Iowa Superintendent of Banking (the "Superintendent"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the State of Wisconsin Department of Financial Institutions, the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as Heartland and the Bank Subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to Heartland and the Bank Subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting Heartland and the Bank Subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of Heartland and the Bank Subsidiaries. The following discussion does not include references to Cottage Grove State Bank, which was acquired in 1997.

Recent Regulatory Developments

On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. As a SAIF-member, First Community was subject to the special assessment. DB&T, Galena and Riverside, however, hold no SAIF-assessable deposits and, therefore, were not subject to the special assessment.

Under the DIFA, the amount of the special assessment payable by an institution was determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits on March 31, 1995, but was no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (i.e., Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that remain SAIF insured) and certain "Sasser" banks (i.e., institutions that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The amount of the special assessment paid by First Community was $545,000, the full amount of which was recorded as a charge against earnings for the quarter ended September 30, 1996. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce First Community's ongoing deposit insurance expense.

In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on December 11, 1996, took action to reduce regular semi-annual SAIF assessments from the range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates were effective October 1, 1996, for Oakar and Sasser banks, but did not take affect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996, through December 31, 1996, assessments payable by SAIF-assessable institutions other than Oakar and Sasser banks ranged from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions were previously assessed at higher rates (i.e., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC will refund or credit back the amount collected from such institutions for the period from October 1, 1996, through December 31, 1996, which exceeds the amount due for that period under the reduced assessment schedule. As a result of the FDIC's action, the deposit insurance assessments payable by First Community have been reduced significantly.

Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's predecessor insurance fund.

Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997, and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000, until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. It has been estimated that the FICO assessments for the period January 1, 1997, through December 31, 1999, will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

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

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, and generally exempts bank holding companies that own one or more savings associations from regulation by the OTS as savings and loan holding companies. The Regulatory Reduction Act also removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as First Community; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. Finally, the Regulatory Reduction Act establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks, excludes ATM closures and certain branch office relocations from the requirements applicable to branch closings and clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of Heartland and the Bank Subsidiaries cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow Heartland and the Bank Subsidiaries somewhat greater operating flexibility.

On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations that have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. First Community believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, First Community will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if First Community were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

Heartland

  General

Heartland, as the sole stockholder of DB&T, Galena and Riverside, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the FRB under the BHCA. In accordance with FRB policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not do so absent such policy. Under the BHCA, Heartland is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. Further as the sole stockholder of Galena and Riverside, Heartland is subject to the requirements of the Illinois Bank Holding Company Act, as amended.

Heartland's ownership of First Community makes Heartland a savings and loan holding company, as defined in the Home Owners' Loan Act, as amended (the "HOLA"), and prior to September 30, 1996, Heartland was subject to OTS examination, supervision and reporting requirements under the HOLA. Effective September 30, 1996, the Regulatory Reduction Act exempts companies, like Heartland, that are both bank holding companies and savings and loan holding companies from OTS regulation, but requires the FRB and the OTS to cooperate in any enforcement actions taken against such companies.

  Investments and Activities

Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also prohibits, with certain exceptions, Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, Heartland and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

Federal legislation also prohibits acquisition of "control" of a bank holding company, such as Heartland, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank holding company.

  Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1996, Heartland had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 14.28% and a leverage ratio of 9.81%.

  Dividends

The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law would allow Heartland to pay dividends only out of its surplus, or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

  Federal Securities Regulation

Heartland's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

  General

DB&T is an Iowa-chartered bank and is subject to supervision and regulation by the Superintendent, the chartering authority for Iowa banks. Galena and Riverside are both Illinois-chartered banks and are subject to supervision and regulation by the Commissioner, the chartering authority for Illinois banks. The deposit accounts of DB&T, Galena and Riverside are insured by the BIF of the FDIC and, as BIF-insured institutions, DB&T, Galena and Riverside are subject to the examination, supervision, reporting and enforcement requirements of the FDIC, as administrator of the BIF. First Community is a federally chartered savings association, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings association, First Community is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF.

DB&T, Galena and First Community are also members of the Federal
Home Loan Bank System, which provides a central credit facility primarily for member institutions.

  Deposit Insurance

As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 1996, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning January 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. During the period January 1, 1996, through September 30, 1996, SAIF assessment rates ranged from 0.23% of deposits to 0.31% of deposits. As a result of the recapitalization of the SAIF on October 1, 1996, SAIF assessment rates were reduced, effective October 1, 1996, to a range of 0.18% of deposits to 0.27% of deposits and were further reduced, effective January 1, 1997, to a range of 0% of deposits to 0.27% of deposits. See "--Recent Regulatory Developments."

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of Heartland is not aware of any activity or condition that could result in termination of the deposit insurance of any of the Bank Subsidiaries.

  FICO Assessments

Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

  Capital Requirements

The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as DB&T, Galena and Riverside: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see "--Heartland--Capital Requirements").

The OTS has established the following minimum capital standards for savings associations, such as First Community: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders' equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital means core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of First Community's allowances for loan and lease losses.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC and the OTS provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit or nontraditional activities.

During the year ended December 31, 1996, none of the Bank Subsidiaries was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996, each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements, as follows:

                     Total Risk-    Leverage/       Tangible
                    Based Capital  Core Capital      Capital
                        Ratio         Ratio           Ratio

DB&T                   12.67%          8.58%           N/A

Galena                 13.74%          7.63%           N/A

Riverside              19.42%         20.45%           N/A

First Community        15.17%         11.17%         6.00%

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

  Dividends

The Iowa Banking Act provides that an Iowa-chartered bank, such as DB&T, may not pay dividends in an amount greater than its accumulated undistributed net profits. Under the Illinois Banking Act, Illinois-chartered banks, such as Galena and Riverside, are subject to a substantially similar dividend restriction.

OTS regulations impose limitations upon all capital distributions by savings associations, such as First Community, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a "Tier 1 Institution") could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior regulatory approval. As of December 31, 1996, First Community was a Tier 1 Institution.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. Further, under applicable regulations of the OTS, First Community may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with First Community's conversion from the mutual to the stock form of ownership in 1991. As of December 31, 1996, approximately $28.1 million was available to be paid as dividends to Heartland by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the federal banking regulators may prohibit the payment of any dividends by the Bank Subsidiaries if they determine such payment would constitute an unsafe or unsound practice.

  Insider Transactions

The Bank Subsidiaries are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their respective directors and officers, to directors and officers of Heartland and its subsidiaries, to principal stockholders of Heartland, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of Heartland or one of its subsidiaries or a principal stockholder of Heartland may obtain credit from banks with which any of the Bank Subsidiaries maintains a correspondent relationship.

  Safety and Soundness Standards

The FDIC and OTS have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of state non-member banks and savings associations, respectively. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the agency may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the agency, would constitute grounds for further enforcement action.

  Branching Authority

Iowa law strictly regulates the establishment of bank offices. Under the Iowa Banking Act, an Iowa state bank, such as DB&T, may not establish a bank office outside the boundaries of the counties contiguous to or cornering upon the county in which the principal place of business of the bank is located. Further, Iowa law prohibits an Iowa bank from establishing de novo branches in a municipality other than the municipality in which the bank's principal place of business is located, if another bank already operates one or more offices in the municipality in which the proposed de novo branch is to be located. The number of offices an Iowa bank may establish in a particular municipality is also limited depending upon the municipality's population. Illinois banks, such as Galena and Riverside, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Effective June 1, 1997, (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois and Iowa have both enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions.

Federally chartered savings associations, such as First Community, which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank Subsidiaries -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either de novo or through acquisitions of all or part of another financial institution. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, or fails to meet the qualified thrift lender test, the association generally may establish a branch in a state other than the state of its home office only to the extent authorized by the law of the state in which the branch is to be located. As of December 31, 1996, First Community qualified as a "domestic building and loan association," as defined in the Internal Revenue Code, and met the qualified thrift lender test.

  State Bank Activities

Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of DB&T, Galena or Riverside.

  Qualified Thrift Lender Test

Under the QTL test in effect prior to September 30, 1996, First Community generally was required to invest at least 65% of its portfolio assets in "qualified thrift investments," as measured on a monthly average basis in nine out of every 12 months. Qualified thrift investments for purposes of the QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term "portfolio assets" is statutorily defined to mean a savings association's total assets less goodwill and other intangible assets, the association's business property and a limited amount of its liquid assets. Under amendments to the HOLA enacted September 30, 1996, First Community will be deemed to satisfy the QTL test if it either holds qualified thrift investments equaling 65% or more of its portfolio assets or qualifies as a domestic building and loan association under the Internal Revenue Code. The new legislation also expanded somewhat the definition of qualified thrift investments. See "--Recent Regulatory Developments." As of December 31, 1996, First Community satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 76.52% and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

  Liquidity Requirements

OTS regulations currently require each savings association to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings (i.e., those repayable in 12 months or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. OTS regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1996, First Community was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 10.67% and a short-term liquidity ratio of 2.78%.

  Federal Reserve System

FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. Each of the Bank Subsidiaries is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed on First Community by the OTS.

G.  GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONDITIONS

The earnings of Heartland are affected by the policies of regulatory authorities, including the Federal System whose monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of Heartland. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings be predicted.

ITEM 2.

PROPERTIES

The principal offices of Heartland are located in DB&T's main office at 1398 Central Avenue, Dubuque, Iowa 52001. This office is owned by DB&T and consists of a three-story glazed terra cotta building constructed in 1922. The main office building currently comprises approximately 59,500 square feet, all of which is occupied by DB&T and Heartland. Construction of a three-story addition of approximately 32,000 square feet was completed in 1994. The cost of this new addition and remodeling of the existing main office building was approximately $4.9 million.

DB&T has a total of eight branch offices in addition to its main office. Five of these offices are located in the city of Dubuque, and three branches are located in the surrounding Iowa communities of Epworth, Farley and Holy Cross. DB&T owns all of its branch offices without material encumbrances, except its branch located at Kennedy Mall. DB&T owns the buildings but leases the land under long term agreements at its Kennedy Mall branch and Main Street office location. The DB&T subsidiaries, operate out of the main office.

Citizens' Dubuque office is located in a leased building at 1477
Locust Street, Dubuque, Iowa 52001.  The Madison office for
Citizens is located in a leased building at 1771 Thierer Road, Madison, Wisconsin 53707.

Galena's main office is located at 971 Gear Street on the west side of Galena, Illinois. Construction of this new 18,000 square foot brick banking facility was completed in 1996. A drive-up facility is also located in downtown Galena. One branch office is located in Stockton, Illinois, which is located approximately 24 miles east of Galena. Each of these offices is owned without material encumbrances.

The principal offices of Keokuk are located at the main office of First Community at 4th and Concert Street, Keokuk, Iowa 52632. The property was purchased by First Community in 1983 and consists of a one-story brick building constructed in 1951. This building comprises approximately 6,000 square feet, all of which is occupied by First Community. During 1996, First Community opened a 2,100 square foot branch on the northwest side of Keokuk. First Community also has one branch office located in Carthage, Illinois, which is located approximately 15 miles east of Keokuk, Iowa. The one-story wooden frame building constructed in 1976 comprises approximately 3,000 square feet, all of which is occupied by First Community. Each of these offices are owned without material encumbrances.

Riverside moved from its temporary facility to its permanent facility in September, 1996. This 8,000 square foot one-story brick building is located at 6700 East Riverside Boulevard, Rockford, Illinois 61114.

ULTEA leases a facility at 2976 Triverton Pike, Madison,
Wisconsin  53711.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Heartland or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1996 to a vote of security holders.

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Heartland's Common Stock was held by approximately 700 shareholders of record as of March 24, 1997, and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of reported prices per share of Heartland's Common Stock in the over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Heartland Common Stock Actual

Calendar Quarter                         High            Low
1995:
  First                                $16            $14 19/32
  Second                                17             15 1/2
  Third                                 17 1/4         17
  Fourth                                17 1/4         17 1/4
1996:
  First                                 17 11/16       16 3/16
  Second                                20             17 1/4
  Third                                 25             17 1/4
  Fourth                                24 3/4         24

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 1996, with a special dividend having also been paid in the first quarter of 1995. The following table sets forth the cash dividends per share paid on Heartland's Common Stock for the past two years:

Calendar Quarter
1995:
  First                          $  .19
  Second                            .075
  Third                             .075
  Fourth                            .075

1996:
  First                          $  .10
  Second                            .10
  Third                             .10
  Fourth                            .10

ITEM 6.
SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                For the Years Ended December 31,
                                   1996        1995      1994
                                --------------------------------

STATEMENT OF INCOME DATA

 Interest income                  $ 51,886  $ 49,149  $ 43,373
 Interest expense                    27,644    25,529    20,128
                                   --------  --------  --------
 Net interest income                 24,242    23,620    23,245
 Provision for loan and
  lease losses                        1,408       820       811
                                   --------  --------  --------
 Net interest income after
  provision for loan and
  lease losses                       22,834    22,800    22,434
 Noninterest income                   7,364     4,981     4,965
 Noninterest expense                 19,507    17,323    17,244
 Provision for income taxes           2,685     2,884     3,015
                                   --------  --------  --------
Net income                            8,006  $  7,574  $  7,140
                                   ========  ========  ========

PER COMMON SHARE DATA (1)
 Net income                        $   1.70  $   1.58  $   1.47
 Cash dividends                         .40       .30      0.26
 Dividend payout ratio                23.53%    19.03%    17.99%
 Book value                        $  14.84  $  13.76  $  11.76
 Weighted average shares
  outstanding                     4,715,009 4,805,184  4,845,648

BALANCE SHEET DATA
 Investments and federal
  funds sold                       $183,966  $171,726  $162,968
 Total loans and leases,
  net of unearned                   484,085   454,905   422,216
 Allowance for loan and lease
  losses                              6,191     5,580     5,124
 Total assets                       736,552   677,313   626,490
 Total deposits                     558,343   534,587   513,239
 Long-term obligations               42,506    45,400    23,562
 Redeemable preferred stock               -         -         -
Stockholders' equity                 70,259    64,506    56,930

EARNINGS PERFORMANCE DATA
 Return on average total assets        1.16%     1.18%     1.18%
 Return on average stockholders'
  equity                              12.00     12.28     12.82
 Net interest margin ratio (2)         3.98      4.13      4.32

ASSET QUALITY RATIOS
 Nonperforming assets to total
  assets                               0.34%     0.28%     0.17%
Nonperforming loans and leases
  to total loans and leases            0.41      0.26      0.21
 Net loan and lease charge-offs
  to average loans and leases          0.17      0.08      0.03
 Allowance for loan and lease
  losses to total loans and
  leases                               1.28%     1.23%     1.21%
 Allowance for loan and lease
  losses to nonperforming
  loans and leases                   313.63    463.84    580.95

CAPITAL RATIOS
 Average equity to average
  assets                               9.66%     9.59%     9.22%
 Total capital to risk-adjusted
  assets                              14.28     14.46     15.04
 Tier 1 leverage                       9.81      9.47      9.32

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                          For the Years Ended
                                              December 31,
                                             1993      1992
                                          --------------------
STATEMENT OF INCOME DATA

 Interest income                          $ 43,265  $ 43,432
 Interest expense                           21,126    24,575
                                          --------  --------
 Net interest income                        22,139    18,857
 Provision for loan and lease losses         1,014       630
                                          --------  --------
 Net interest income after provision
   for loan and lease losses                21,125    18,227
 Noninterest income                          5,470     5,826
 Noninterest expense                        16,338    15,363
 Provision for income taxes                  3,251     2,558
                                          --------  --------
 Net income                               $  7,006  $  6,132
                                          ========  ========
PER COMMON SHARE DATA (1)
 Net income                               $   1.47  $   1.28
 Cash dividends                                .20      0.14
 Dividend payout ratio                       13.33%    10.84%
 Book value                               $  11.52  $   9.55
 Weighted average shares outstanding     4,774,718 4,788,524

BALANCE SHEET DATA
 Investments and federal funds sold       $211,394  $227,492
 Total loans and leases, net of unearned   374,778   331,588
 Allowance for loan and lease losses         4,433     3,406
 Total assets                              620,214   596,627
 Total deposits                            498,279   499,714
 Long-term obligations                      25,055     3,209
 Redeemable preferred stock                     67        68
 Stockholders' equity                       55,098    45,740

EARNINGS PERFORMANCE DATA
 Return on average total assets               1.17%     1.10%
 Return on average stockholders' equity      14.20     14.13
 Net interest margin ratio (2)                4.11      3.83

ASSET QUALITY RATIOS
 Nonperforming assets to total assets         0.30%     0.38%
 Nonperforming loans and leases
  to total loans and leases                   0.32      0.47
 Net loan and lease charge-offs
  to average loans and leases                 0.04      0.08
 Allowance for loan and lease losses
  to total loans and leases                   1.18      1.03
 Allowance for loan and lease losses
  to nonperforming loans and leases         374.09    216.25
CAPITAL RATIOS
 Average equity to average assets             8.23%    7.80%
 Total capital to risk adjusted assets       14.37    13.24
 Tier 1 leverage                              8.49     8.01

(1) Per share data has been restated to reflect the two-for-one stock split effected in the form of a stock dividend on March 29, 1996 and the four-for-one stock conversion effected as part of the reincorporation of Heartland in Delaware on June 30, 1993.
(2)  Tax equivalent using a 34% tax rate.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report.

The consolidated financial statements include the accounts of Heartland and its wholly-owned subsidiaries: Dubuque Bank and Trust Company ("DB&T"), DB&T Insurance, Inc., DB&T Community Development Corp., Galena State Bank and Trust Company ("Galena"), Riverside Community Bank ("Riverside"), Keokuk Bancshares, Inc. ("Keokuk"), First Community Bank, FSB ("FCB"), Citizens Finance Co. ("Citizens", previously Tri-State Community Credit Corp.) and ULTEA, Inc. ("ULTEA").

This report, including the Chairman's Report to Stockholders, contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Heartland intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Heartland are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Heartland's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of Heartland and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Heartland's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Heartland and its business, including additional factors that could materially affect Heartland's financial results, is included in Heartland's filings with the Securities and Exchange Commission.

OVERVIEW

Heartland reported earnings for the year ended December 31, 1996, of $8,006,000, an increase of $432,000 (5.70%) from the 1995 total of $7,574,000. On a per common share basis, 1996 net income increased 7.73% to $1.70 from $1.58 earned in 1995. This performance reflects significantly improved noninterest income, partially mitigated by increased costs related to the first full year of operation of Riverside and the one-time Savings Association Insurance Fund ("SAIF") assessment at FCB.

Net income increased $434,000 (6.08%)in 1995 from the 1994 total of $7,140,000. On a per common share basis, 1995 income increased from $1.47 earned in 1994 to $1.58.

Heartland's strategy of joining independent community banks and related services together under a common umbrella to become a viable market competitor continues to evolve. Central to this strategy is the continued development of Heartland's sales culture, maintenance of strong asset quality and net interest margins, and control of net overhead combined with the expansion of alternative sources of noninterest income. Heartland believes that continued concentration on these goals will lead to enhanced returns for stockholders.

The success of Heartland's efforts to implement this strategy is evidenced by the following:

  Total loans and leases outstanding increased $29,180,000 during 1996, an increase of 6.41% from December 31, 1995.

  Deposit growth experienced during 1996 was $23,756,000 or 4.44%.

  Heartland announced the signing of a definitive agreement to purchase Cottage Grove State Bank, a $40 million financial institution located in Cottage Grove, Wisconsin.

  The acquisition of ULTEA, LLC, a vehicle fleet leasing company headquartered in Madison, Wisconsin, was completed in December
  1996, expanding Heartland's sources of noninterest income.

Total noninterest income increased 47.84% during 1996. While gains on sales of securities accounted for 61.94% of this $2,383,000 change, there were substantial increases in core noninterest income components. An example was the 22.96% growth in trust revenues which increased $338,000 during 1996. The majority of the increases were generated at DB&T.

Concurrent with Heartland's growth, noninterest expense increased $2,184,000 (12.61%) in 1996, compared to 1995. The majority of this increase is attributable to costs associated with Heartland's Riverside subsidiary, the special one-time SAIF assessment at FCB and a substantial charitable gift at FCB.
While management remains committed to the control of overhead, it also realizes that resources must be committed to expansion of the franchise.

RESULTS OF OPERATIONS
NET INTEREST INCOME

Net interest income is the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in the volume and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of tax equivalent net interest income to average earning assets.

Net interest income on a fully tax equivalent basis was $25,476,000 and $24,721,000 for 1996 and 1995, respectively, an increase of 3.05%. However, Heartland's net interest margin expressed as a percentage of average earning assets decreased to 3.98% in 1996, compared to 4.13% in 1995. This decrease occurred for several reasons:

  Less than anticipated loan growth caused a shift from higher-yielding loans into lower-yielding investments.

  The additional investment of nearly $3 million in low-income housing projects generated substantial tax credits, while negatively impacting the net interest margin calculation.

  One of the primary causes of this reduction was the reduced return on Heartland's securities portfolio as several higher-yielding securities matured or were called.

  Heartland experienced increased funding costs as rates were elevated to sustain deposit growth.

  Average noninterest bearing deposits grew a modest $1,738,000 or 4.00% during 1996. While this represents an improvement over the 1.59% growth experienced during 1995, noninterest bearing deposits expressed as a percentage of average assets dropped to 6.54% at December 31, 1996, compared to 6.76% at December 31, 1995.

Heartland continues to manage its balance sheet on a proactive basis. The quarter ended December 31, 1996, is representative of this, as the net interest margin expressed as a percentage of average earning assets increased to 4.17% as compared to 3.96% for the same quarter during 1995.

The net interest margin expressed as a percentage of average earning assets decreased to 4.13% for the year ending December 31, 1995, compared to 4.32% for 1994. The primary component of the 1995 decrease was attributable to higher funding costs, as the expense associated with total interest bearing liabilities increased 19.60% from the December 31, 1994, total of 4.03%. One of the primary components of this change was Heartland's increased reliance on Federal Home Loan Bank ("FHLB") funding. This funding source, which is typically more expensive than core deposits, continued to be a critical component of Heartland's funding as total average deposits increased by $20,220,000 (4.10%) during 1995, or $25,779,000 short of the $45,999,000 growth experienced in average net loans and leases.

The following table sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(Dollars in thousands)

                                        For the Year Ended
                                        December 31, 1996
                                   Average
                                   Balance     Interest   Rate
                                   -------     --------   ----
EARNING ASSETS

Securities:
 Taxable                           $136,107    $  8,392    6.17%
 Tax-exempt (1)                      31,005       3,108   10.02
                                   ---------   ---------  ------
Total securities                    167,112      11,500    6.88
                                   ---------   ---------  ------
Interest bearing deposits             4,332         163    3.76
Federal funds sold                   11,532         610    5.29
                                   ---------   ---------  ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   195,372      17,058    8.73
 Residential mortgage               160,511      12,834    8.00
 Agricultural and agricultural
  real estate (1)                    58,975       5,377    9.12
 Consumer                            41,302       4,250   10.29
 Lease financing                      7,502         549    7.32
 Fees on loans                            -         779       -
 Less: allowance for loan
  and lease losses                   (6,026)          -       -
                                   ---------   ---------  ------
Net loans and leases                457,636      40,847    8.93
                                   ---------   ---------  ------

Total earning assets                640,612      53,120    8.29
                                   ---------   ---------  ------
NONEARNING ASSETS
 Total nonearning assets             50,473          -        -
                                   ---------   ---------  ------
TOTAL ASSETS                       $691,085    $ 53,120    7.69%
                                   =========   =========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 NOW accounts                      $ 93,198    $  3,129    3.36%
 Money market accounts               45,956       1,867    4.06
 Savings accounts                    75,247       2,478    3.29
 Time, $100,000 and over             37,806       2,131    5.64
 Other time deposits                239,300      13,585    5.68
Short-term borrowings                37,100       1,943    5.24
Other borrowings                     41,936       2,511    5.99
                                   ---------   ---------  ------
 Total interest bearing
  liabilities                       570,543      27,644    4.85
                                   ---------   ---------  ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         45,205           -       -
Accrued interest and other
  liabilities                         8,606          -        -
                                   ---------   ---------  ------
 Total noninterest bearing
  liabilities                        53,811           -       -
                                   ---------   ---------  ------
Stockholders' Equity                 66,731           -       -
                                   ---------   ---------  ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $691,085    $ 27,644    4.00%
                                   =========   =========  ======
Net interest income (1)                        $ 25,476
                                               =========
Net interest income
 to total earning assets (1)                               3.98%
                                                          ======
Interest bearing liabilities
 to earning assets                   89.06%
                                   =========

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS & RATES (1)
(Dollars in thousands)

                                        For the Year Ended
                                         December 31, 1995

                                   Average
                                   Balance     Interest   Rate
                                   -------     --------   ----
EARNING ASSETS
Securities:
 Taxable                           $116,683    $ 7,562     6.48%
 Tax-exempt (1)                      25,518      2,671    10.47
                                   --------    -------    ------
Total securities                    142,201     10,233     7.20
                                   --------    -------    ------
Interest bearing deposits             3,059        116     3.79
Federal funds sold                   12,765        740     5.80
                                   --------    --------   ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   186,062     16,403     8.82
 Residential mortgage               155,208     12,211     7.87
 Agricultural and agricultural
  real estate (1)                    60,171      5,422     9.01
 Consumer                            35,881      3,650    10.17
 Lease financing                      9,362        670     7.16
 Fees on loans                            -        805        -
 Less: allowance for loan
  and lease losses                   (5,454)         -        -
                                   ---------   --------   ------
Net loans and leases                441,230     39,161     8.88
                                   ---------   --------   ------

Total earning assets                599,255     50,250     8.39
                                   ---------   --------   ------
NONEARNING ASSETS
 Total nonearning assets             43,501          -        -
                                   ---------   --------   ------

TOTAL ASSETS                       $642,756    $50,250     7.82%
                                   =========   ========   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 NOW accounts                      $ 85,023    $ 2,842     3.34%
 Money market accounts               41,208      1,723     4.18
 Savings accounts                    80,122      2,773     3.46
 Time, $100,000 and over             30,091      1,658     5.51
 Other time deposits                233,983     13,033     5.57
Short-term borrowings                21,665      1,236     5.71
Other borrowings                     37,253      2,264     6.08
                                   ---------   --------   ------
 Total interest bearing
  liabilities                       529,345     25,529     4.82
                                   ---------   --------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         43,467          -        -
Accrued interest and other
  liabilities                         8,281          -        -
                                   ---------   --------   ------
 Total noninterest bearing
  liabilities                        51,748          -        -
                                   ---------   --------   ------
Stockholders' Equity                 61,663          -        -
                                   ---------   --------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $642,756    $25,529     3.97%
                                   =========   ========   ======

Net interest income (1)                        $24,721
                                               ========
Net interest income                                        4.13%
 to total earning assets (1)                              ======
Interest bearing liabilities
 to earning assets                    88.33%
                                   =========

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS & RATES (1)
(Dollars in thousands)

                                        For the Year Ended
                                         December 31, 1994

                                   Average
                                   Balance     Interest   Rate
                                   -------     --------   ----
EARNING ASSETS
Securities:
 Taxable                           $137,865    $ 8,247     5.98%
 Tax-exempt (1)                      26,802      3,210    11.98
                                   --------    -------    ------
Total securities                    164,667     11,457     6.96
                                   --------    -------    ------
Interest bearing deposits             2,621         72     2.75
Federal funds sold                    4,416        192     4.35
Loans and leases:
 Commercial and commercial
  real estate (1)                   166,241     13,327     8.02
 Residential mortgage               134,101     10,305     7.68
 Agricultural and agricultural
  real estate (1)                    57,526      4,703     8.18
 Consumer                            35,208      3,363     9.55
 Lease financing                      7,014        493     7.03
 Fees on loans                            -        726        -
 Less: allowance for loan
  and lease losses                   (4,859)         -        -
                                   ---------   --------   ------
Net loans and leases                395,231     32,917     8.33
                                   ---------   --------   ------

Total earning assets                566,935     44,638     7.87
                                   ---------   --------   ------
NONEARNING ASSETS
 Total nonearning assets             37,274          -        -
                                   ---------   --------   ------

TOTAL ASSETS                       $604,209    $44,638     7.39%
                                   =========   ========   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 NOW accounts                      $ 81,634    $ 2,064     2.53%
 Money market accounts               42,738      1,314     3.07
 Savings accounts                    83,340      2,145     2.57
 Time, $100,000 and over             22,118      1,020     4.61
 Other time deposits                221,059     11,263     5.10
Short-term borrowings                24,508        960     3.92
Other borrowings                     24,175      1,362     5.63
                                   ---------   --------   ------
 Total interest bearing
  liabilities                       499,572     20,128     4.03
                                   ---------   --------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         42,785          -        -
Accrued interest and other
  liabilities                         6,158          -        -
                                   ---------   --------   ------
 Total noninterest bearing
  liabilities                        48,943          -        -
                                   ---------   --------   ------
Stockholders' Equity                 55,694          -        -
                                   ---------   --------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $604,209    $20,128     3.33%
                                   =========   ========   ======
Net interest income (1)                        $24,510
                                               ========
Net interest income                                        4.32%
 to total earning assets (1)                              ======
Interest bearing liabilities
 to earning assets                    88.12%
                                   =========

(1) Tax equivalent basis was calculated using an effective tax rate of 34%.

The following table allocates the changes in net interest income to differences in either average balances or average rates for earning assets and interest bearing liabilities. The changes have been allocated proportionately to the change due to volume and change due to rate. Interest income is measured on a tax equivalent basis using a 34% tax rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

                                    For the Year Ended
                                         December 31,
                                    1996 Compared to 1995
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------

EARNING ASSETS/
INTEREST INCOME
Securities
 Taxable                         $1,260    $ (430)  $  830
 Tax-exempt                         574      (137)     437
Interest bearing deposits            48        (1)      47
Federal funds sold                  (71)      (59)    (130)
Loans and leases                  1,456       230    1,686
                                 -------   -------  -------
TOTAL EARNING ASSETS              3,267      (397)   2,870

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 NOW accounts                       273        14      287
 Money market accounts              199       (55)     144
 Savings accounts                  (169)     (126)    (295)
 Time, $100,000 and over            425        48      473
 Other time deposits                296       256      552
Short term borrowings               883      (176)     707
Other borrowings                    285       (38)     247
                                 -------   -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                      2,192       (77)   2,115
                                 -------   -------  -------
NET INTEREST INCOME              $1,075     ($320)  $  755
                                 =======   =======  =======

                                    For the Year Ended
                                         December 31,
                                    1995 Compared to 1994
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------

EARNING ASSETS/
INTEREST INCOME
Securities
 Taxable                         ($1,267)   $ 582   $ (685)
 Tax-exempt                         (154)    (385)    (539)
Interest bearing deposits             12       32       44
Federal funds sold                   363      185      548
Loans and leases                   3,831    2,413    6,244
                                 --------  -------  -------
TOTAL EARNING ASSETS               2,785    2,827    5,612

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 NOW accounts                         86      692      778
 Money market accounts               (47)     456      409
 Savings accounts                    (83)     711      628
 Time, $100,000 and over             368      270      638
 Other time deposits                 658    1,112    1,770
Short term borrowings               (111)     387      276
Other borrowings                     737      165      902
                                 --------  -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                       1,608    3,793    5,401
                                 -------   -------  -------
NET INTEREST INCOME              $ 1,177   ($ 966)  $  211
                                 =======   =======  =======

                                    For the Year Ended
                                         December 31,
                                    1994 Compared to 1993
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------

EARNING ASSETS/
INTEREST INCOME
Securities
 Taxable                         ($1,921)    ($286) ($2,207)
 Tax-exempt                          316       321      637
Interest bearing deposits             30       (61)     (31)
Federal funds sold                  (288)       59     (229)
Loans and leases                   3,602    (1,370)   2,232
                                 --------  -------- --------
TOTAL EARNING ASSETS               1,739    (1,337)     402

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 NOW accounts                       (190)     (234)    (424)
 Money market accounts              (496)        6     (490)
 Savings accounts                     88      (204)    (116)
 Time, $100,000 and over              50        84      134
 Other time deposits                 149      (962)    (813)
Short term borrowings                 60       155      215
Other borrowings                     552       (56)     496
                                 --------  -------- --------
TOTAL INTEREST BEARING
 LIABILITIES                         213    (1,211)    (998)
                                 --------  -------- --------
NET INTEREST INCOME               $1,526   ($  126) $ 1,400
                                 ========  ======== ========

PROVISION FOR LOAN AND LEASE LOSSES

The $433,000 (118.96%)increase in net charge-offs in 1996 was primarily attributable to a $469,000 writedown on a pool of leases purchased from the Bennett Funding Group. The $233,000 (177.86%) increase in net charge-offs in 1995, was in large part because of charge-offs on consumer loans, including those at
Citizens, a consumer finance subsidiary.   The allowance for loan
and lease losses as a percentage of total loans and leases was 1.28% at December 31, 1996, and 1.23% at December 31, 1995.
NONINTEREST INCOME
(Dollars in thousands)

                                        For the Years Ended
                                           December 31,
                                     1996      1995      1994
                                     ------------------------
Service charges and fees           $ 2,437   $ 2,106   $ 2,013
Trust income                         1,810     1,472     1,436
Brokerage income                       212       110       229
Insurance income                       650       611       637
Securities gains, net                1,889       413       802
Trading securities losses, net           -         -      (359)
Gains on sales of loans                131        73        63
Other noninterest income               235       196       144
                                   --------  --------  --------
Total noninterest income           $ 7,364   $ 4,981   $ 4,965
                                   ========  ========  ========

The above table shows Heartland's noninterest income for the years indicated.

Total noninterest income increased $2,383,000 (47.84%) in 1996, as compared to 1995. Total noninterest income during 1995 remained stable as compared to the prior year.

One of the most significant components of noninterest income is service charges and fees which totaled $2,437,000 and $2,106,000 in 1996 and 1995, respectively. Increases expressed as a percentage were 15.72% and 4.62% for those years. The relatively strong growth experienced in 1996 reflects the addition of new merchants in the credit card processing area, in addition to the increased emphasis Heartland has placed on enhancing revenues from services provided to customers.

Trust income increased 22.96% to $1,810,000 in 1996, as compared to the prior year's total of $1,472,000. This strong performance resulted from the increase in assets under management, ending 1996 at $366,000,000, an increase of $77,000,000 (26.64%) during
1996 and $41,000,000 (16.53%) during 1995. This growth reflects especially strong equity and debt markets, combined with the development of new trust relationships through aggressive calling efforts. Minimal growth in assets under management in 1994 contributed to the less significant increase of 2.51% in gross revenues during 1995 as compared to the prior year.

Brokerage income increased $102,000 (92.73%) in 1996, from the previous year's total. Results for 1996 benefited from the replacement of two sales personnel lost in 1995, combined with the full integration of the brokerage area into the retail division. Income in 1995 was $119,000 (51.97%) less than in 1994. This significant decrease was primarily caused by the departure of the two brokerage personnel, combined with the transition to a new third party vendor.

Securities gains totaled $1,889,000, $413,000 and $443,000 in 1996, 1995 and 1994, respectively. The significant increase experienced during 1996 resulted from the strong performance of the equity portfolio at Keokuk which included a $1,174,000 gain recognized on the sale of Federal Home Loan Mortgage Corporation common stock. Included in 1994 was a $359,000 loss experienced in the trading account at DB&T and is a direct result of the significant downturn in the bond market during the first quarter. DB&T's trading portfolio was liquidated during 1995.

NONINTEREST EXPENSE
(Dollars in thousands)

                                        For the Years Ended
                                           December 31,
                                     1996      1995      1994
                                     ------------------------

Salaries and employee
 benefits                          $11,035   $ 9,730   $ 9,481
Occupancy expense, net               1,268     1,059       976
Furniture and equipment
 expense                             1,336     1,315     1,209
Outside services                     1,155     1,164     1,254
FDIC deposit insurance
 assessment                            746       681     1,117
Advertising                            996       696       587
Other noninterest expense            2,971     2,678     2,620
                                   --------  --------  --------
 Total noninterest expense         $19,507   $17,323   $17,244
                                   ========  ========  ========
Efficiency ratio (1)                 63.03%    59.15%    59.29%
                                   ========  ========  ========

(1) Noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income less security gains.

The above table shows Heartland's noninterest expense for the years indicated.

Noninterest expense increased $2,184,000 (12.61%) in 1996 as compared to 1995. Total 1995 noninterest expense represented a mere increase of $79,000 (.46%) from the 1994 total.

Salaries and employee benefit expense represented 56.57% of the total 1996 noninterest expense, increasing $1,305,000 (13.41%) from the total for 1995. This increase was attributable to merit and cost of living raises and the addition of personnel at Riverside. Heartland continues to closely monitor compensation to ensure that employees are appropriately utilized and adequately remunerated for their services.

The $209,000 (19.74%) increase in occupancy costs for 1996 represented additional depreciation and property tax costs associated with the construction of new facilities at the subsidiary banks.

The one-time special assessment on all savings associations to capitalize the SAIF amounted to $545,000 at FCB and was recorded during 1996. Exclusive of this one-time charge, FDIC premiums decreased $480,000 (70.48%) in 1996 compared to 1995. During 1995, FDIC premium expense also experienced a reduction, decreasing $436,000 (39.03%). The FDIC premium expense was reduced when the premium charged to members of the Bank Insurance Fund ("BIF") dropped from .23% to .04% of deposits and subsequently to $2,000 per year for well capitalized banks. Three of Heartland's four banks were affected by this reduction, which took effect in September of 1995. FCB, as a SAIF member, experienced a reduction in FDIC premium expense on January 1, 1997, when the assessment dropped from .23% to .065% of deposits.

Advertising and public relations expense experienced the largest single percentage increase within the noninterest expense category, rising $300,000 (43.10%) in 1996, compared to the 1995 total. The primary component of this increase was the contribution of stock from FCB's securities portfolio to a public charitable trust at a cost basis of $220,000 with an associated market value of $820,000. The $109,000 (18.57%) increase during 1995 resulted primarily from efforts to publicize a new retail delivery package and the building addition at DB&T, along with the opening of Riverside.

The $293,000 (10.94%) increase in other noninterest expense during 1996 was attributable to expenses incurred to grow the merchant credit card processing area and the opening of Riverside.

INCOME TAXES

The $199,000 (6.90%) decrease in total tax expense for 1996, despite the increase in net income, was driven primarily by the addition of $195,000 in tax credits associated with the investment in low-income housing projects. The contribution of appreciated property to a public charitable trust also aided in this decrease. Income taxes for 1995 decreased $131,000 (4.34%) from the 1994 total due to $247,000 of tax credits associated with two of the low-income housing projects.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland's major source of income is interest on loans and leases. Heartland's loan and lease portfolio represents the communities served by the Heartland banks and their continued emphasis on commercial and agricultural lending. The table below presents the composition of Heartland's loan portfolio at the end of the years indicated.

With the exception of agricultural loans and lease financing, all loan categories experienced growth during 1996. The largest dollar growth occurred in commercial and commercial real estate loans, which increased $14,657,000 (7.64%)compared to $20,868,000
(12.20%) during 1995. The reduced growth in 1996 reflects softness in the local economies of the Heartland banks, primarily at DB&T.

Heartland's residential mortgage loans consist of multi-family and residential real estate mortgage loans. A stable rate environment along with expanded production capabilities at Riverside combined to increase the number of loan originations to 873 and 717 in 1996 and 1995, respectively. Residential mortgage loans outstanding continued to grow as customers elected to take three-, five- and seven-year mortgages which were retained in inventory. In 1996 and 1995 Heartland's total outstanding residential mortgage loans increased $8,675,000 (5.48%) and $8,177,000 (5.45%), respectively.

While the Heartland banks continued to emphasize agricultural loans and agricultural real estate loans, these loans experienced a slight decrease of $1,563,000 (2.65%) from the December 31, 1995, total. While this decrease was minimal, it reflected the consolidation occurring in the agricultural sector and strong commodity prices. These loans increased $2,353,000 (4.15%) during 1995 from the December 31, 1994, total.

Consumer loan outstandings grew $9,373,000 (24.04%) during 1996 when compared to the December 31, 1995, total. This increase in outstandings was attributed to significant growth in consumer lines of credit and dealer paper, combined with the integration of consumer loans into the retail delivery system and the expansion of Citizens into Madison, Wisconsin. The 1995 figure represents a $2,920,000 (8.10%) increase compared to the December 31, 1994, total. Citizen's loans reflected in these consolidated totals were $8,937,000, $6,783,000 and $6,337,000 at December 31,
1996, 1995 and 1994, respectively.

Although the risk of nonpayment for any reason exists with respect to all loans, specific risks are associated with each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower's management and the impact of national and regional economic factors. Risks associated with real estate loans include fluctuating land values and concentrations of loans in a specific type of real estate. Consumer loans also have risks associated with concentrations of loans in a single type of loan and the risk of a borrower's unemployment as a result of deteriorating economic conditions. Heartland monitors its loan concentrations and does not believe it has concentrations in any specific industry other than agriculture.

Heartland's strategy with respect to the management of these types of risks, whether loan demand is weak or strong, is to encourage the Heartland banks to follow tested and prudent loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) investing funds profitably for the benefit of stockholders and the protection of depositors; (iii) serving the needs of the community and each bank's general market area while obtaining a balance between maximum yield and minimum risk; (iv) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (v) administering loan policies through a Board of Directors and an officers' loan committee; (vi) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; and (vii) ensuring that each loan is properly documented and, if appropriate, guaranteed by government agencies and that insurance coverage is adequate.

LOAN PORTFOLIO
(Dollars in thousands)

                                                    At
                                             December 31, 1996
                                             Amount    Percent
                                             ------    -------

Commercial and commercial real estate      $206,523      42.46%
Residential mortgage                        166,999      34.33
Agricultural and agricultural real estate    57,526      11.83
Consumer                                     48,361       9.94
Lease financing, net                          7,042       1.44
                                           --------     --------
Gross loans and leases                      486,451     100.00%

Unearned discount                            (1,962)

Deferred loan fees                             (404)
                                           ---------
Total loans and leases                      484,085
                                           ---------
Allowance for loan and lease losses          (6,191)
                                           ---------
Loans and leases, net                      $477,894
                                          =========

LOAN PORTFOLIO
(Dollars in thousands)

                                              At
                                          December 31,
                                    1995               1994
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------

Commercial and commercial
 real estate                $191,866   42.00%  $170,998   40.32%
Residential mortgage         158,324   34.66    150,147   35.41
Agricultural and
 agricultural real estate     59,089   12.94     56,736   13.38
Consumer                      38,988    8.54     36,068    8.51
Lease financing, net           8,530    1.86     10,076    2.38
                            --------  -------  --------  -------

Gross loans and leases       456,797  100.00%   424,025  100.00%
                                      =======            =======

Unearned discount             (1,510)            (1,438)

Deferred loan fees              (382)              (371)
                            ---------          ---------
Total loans and leases       454,905            422,216

Allowance for loan and
 lease losses                 (5,580)            (5,124)
                           ---------          ---------
Loans and leases, net       $449,325           $417,092
                           =========          =========

LOAN PORTFOLIO
(Dollars in thousands)

                                              At
                                          December 31,
                                    1993               1992
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------

Commercial and commercial
 real estate                $156,117   41.49%  $122,783   36.84%
Residential mortgage         124,118   32.98    124,325   37.31
Agricultural and
 agricultural real estate     54,998   14.61     47,927   14.38
Consumer                      36,236    9.63     33,870   10.16
Lease financing, net           4,855    1.29      4,354    1.31
                            --------  -------  --------  -------
Gross loans and leases       376,324  100.00%   333,259  100.00%
                                      =======            =======

Unearned discount             (1,256)            (1,415)

Deferred loan fees              (290)              (256)
                            ---------          ---------
Total loans and leases       374,778            331,588

Allowance for loan and
 lease losses                 (4,433)            (3,406)
                            ---------          ---------
Loans and leases, net       $370,345           $328,182
                            =========          =========

The table below sets forth the remaining maturities by loan and lease category.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES (1)
December 31, 1996
(Dollars in thousands)

                                               Over 1 Year
                                             Through 5 Years
                               One Year   Fixed     Floating
                                or less    Rate       Rate
                               ------------------------------

Commercial and commercial
 real estate                   $ 81,006   $ 66,585   $ 35,747
Residential mortgage             11,032     15,871     14,213
Agricultural and
 agricultural real estate        31,992     15,124      5,002
Consumer                         12,583     22,409      1,342
Lease financing, net              2,560      4,478         -
                               --------   --------   --------
Total                          $139,173   $124,467   $ 56,304
                               ========   ========   ========

                                         Over 5 Years
                               Fixed      Floating
                                Rate        Rate        Total
                               -------------------------------

Commercial and commercial
 real estate                   $  4,842   $ 18,343   $206,523
Residential mortgage             27,612     98,271    166,999
Agricultural and
 agricultural real estate           937      4,471     57,526
Consumer                          1,020     11,007     48,361
Lease financing, net                  4         -       7,042
                               --------   --------   --------
Total                          $ 34,415   $132,092   $486,451
                               ========   ========   ========

(1) Maturities based upon contractual dates.

NONPERFORMING LOANS AND LEASES AND OTHER NONPERFORMING ASSETS

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated.

Under Heartland's internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, identifying potential problem loans and leases and monitoring the adequacy of the allowance for possible loan and lease losses at each of the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system which assigns a rating on each loan and lease within the portfolio based on the borrower's repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland's credit quality figures which compare very favorably to peer data in the September 1996 Bank Holding Company Performance Report published by the Federal Reserve Board for bank holding companies with assets of $500 million to $1 billion. For December 31, 1996, 1995 and 1994, Heartland reported nonperforming assets to total assets of 0.34%, 0.28% and 0.17%, respectively, which compares very favorably with the peer group numbers of .61%, .58% and .81% for September 30, 1996, December 31, 1995 and 1994, respectively.

NONPERFORMING ASSETS
(Dollars in thousands)

                                        December 31,
                            1996    1995   1994    1993   1992
                            ----------------------------------
Nonaccrual loans and
 leases                    $1,697  $  977 $  748  $  979 $1,300
Loan and leases
 contractually past
 due 90 days or more          247     226    134     206    275
Restructured loans
 and leases                    30       -      -       -      -
                           ------  ------ ------  ------ ------
Total nonperforming
 loans and leases           1,974   1,203    882   1,185  1,575
Other real estate             532     640    134     623    673
Other repossessed assets       21      51     39      23      -
                           ------  ------ ------- ------ ------

Total nonperforming assets $2,527  $1,894 $1,055  $1,831 $2,248
                           ======  ====== ======  ====== ======
Nonperforming loans and
 leases to total loans
 and leases                  0.41%   0.26%  0.21%   0.32%  0.47%
Nonperforming assets
 to total loans and
 leases plus repossessed
 property                    0.52%   0.42%  0.25%   0.49%  0.68%
Nonperforming assets
 total assets                0.34%   0.28%  0.17%   0.30%  0.38%


ALLOWANCE FOR LOAN AND LEASE LOSSES

The adequacy of the allowance for loan and lease losses is determined by an internally-developed system which equally weighs formulas established by the Office of the Comptroller of the Currency and The Bank Administration Institute, in addition to Heartland's historical charge-offs. This system addresses loan portfolio composition, loan and lease delinquencies, potential and existing internally classified credits and other factors that, in management's judgment, deserve evaluation in estimating loan and lease losses. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Heartland Board of Directors.

Heartland increased its allowance for loan and lease losses during 1996, 1995 and 1994 due to a number of factors considered by the Heartland Loan Review Committee, including the following:
(i) increases in higher-risk consumer and more-complex commercial loans of $24,030,000 (10.41%) and $23,788,000 (11.49%) in 1996
and 1995, respectively; (ii) the economies in Heartland's primary market areas have been stable since 1989, and the growth of the allowance anticipates the cyclical nature of any economy; and
(iii) the third consecutive year of increases in the amount of net charge-offs combined with a substantial increase in nonaccrual loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 1996. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                       December 31,
                          1996     1995   1994     1993     1992
                          --------------------------------------

Allowance at
 beginning of year       $5,580  $5,124  $4,433   $3,406  $2,567
Charge-offs:
 Commercial and
  commercial real
  estate                    578     108      94        4     100
 Residential mortgage        23       6      16       48     103
 Agricultural and
  agricultural
  real estate                 2       -       -       35      23
 Consumer                   323     381     244      214     234
 Lease financing              -       -       -        -       -
                         ------  ------  ------   ------  ------
Total charge-offs           926             495      354     301                      460
                         ------  ------  ------   ------  ------

Recoveries:
 Commercial and
  commercial
  real estate                16      22      27       50      47
 Residential mortgage         1      15       5       23       5
 Agricultural and
  agricultural
  real estate                45       8      43        5      39
 Consumer                    67      86     148       96     124
 Lease financing              -       -       -        -       -
                         ------  ------  ------   ------  ------
 Total recoveries           129     131     223      174     215
                         ------  ------  ------   ------  ------
Net charge-offs             797     364     131      127     245

Provision for loan
 and lease losses         1,408     820     811    1,014     630

Additions related
 to acquisitions              -       -       -      140     454

Keokuk merger
 adjustments                  -       -      11        -       -
                         ------  ------  ------   ------  ------
Allowance at end
 of period               $6,191  $5,580  $5,124   $4,433  $3,406
                         ======  ======  ======   ======  ======
Net charge-offs to
 average loans and
 leases                   0.17%   0.08%   0.03%    0.04%   0.08%
                         ======  ======  ======   ======  ======

The table below shows Heartland's allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                    As of December 31,
                                1996                1995
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    ---------  ------   ---------

Commercial and
 commercial real
 estate                  $1,568     42.46%    $1,430    42.00%
Residential
 mortgage                   590     34.33        500    34.66
Agricultural and
 agricultural real
 estate                     480     11.83        518    12.94
Consumer                    818      9.94        618     8.54
Lease financing(1)           28      1.44         34     1.86
Unallocated               2,707       ---      2,480        -
                         -------   -------    -------  -------
                         $6,191    100.00%    $5,580   100.00%
                         =======   =======    =======  =======

1) Prior to 1994, reserve allocations for lease financing receivables were included in the commercialand commercial real estate allocations.

                                    As of December 31,
                               1994                1993
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    ---------  ------   ---------

Commercial and
 commercial real
 estate                  $1,321     40.32%    $1,535    41.49%
Residential
 mortgage                   501     35.41        547    32.98
Agricultural and
 agricultural real
 estate                     423     13.38        395    14.61
Consumer                    593      8.51        659     9.63
Lease financing(1)           45      2.38          -     1.29
Unallocated               2,241         -      1,297        -
                         -------   -------    -------  -------
                         $5,124    100.00%    $4,433   100.00%
                         =======   =======    =======  =======

                                     As of December 31, 1992
                                   --------------------------
                                                  Loan/
                                                  Lease
                                                  Category
                                                  to Gross
                                                  Loans &
                                     Amount       Leases
                                     -------      --------

Commercial and commercial
 real estate                         $1,260        36.84%
Residential mortgage                    534        37.31
Agricultural and agricultural
 real estate                            267        14.38
Consumer                                607        10.16
Lease financing(1)                        -         1.31
Unallocated                             738            -
                                     -------      -------
                                     $3,406       100.00%
                                     =======      =======

SECURITIES

The dual objectives of the security portfolio are to provide Heartland with a source of liquidity and earnings. Securities represented 24.98% of total assets at December 31, 1996, as compared to 21.88% at December 31, 1995. This increase in the investment portfolio is a product of less than expected loan demand at Heartland's subsidiary banks. For the year ended December 31, 1995, investments decreased by $4,242,000 (2.78%) from the December 31, 1994, total, which was attributable to significant loan growth.

The composition of the portfolio shifted significantly during 1996, as Heartland attempted to maximize the return on the portfolio while maintaining its conservative investment philosophy. The most dramatic shift occurred in the mortgage-backed securities area which increased $35,564,000 (90.14%) during 1996, as compared to 1995. Management elected to increase its investment in fixed-rate collateralized mortgage obligations ("CMO's"). To reduce its exposure to prepayments, Heartland purchased tightly structured tranches in well-seasoned CMO's. These investments closely resemble treasury securities in their repayment predictability and accordingly are less volatile to interest rate fluctuations, while still providing an increased spread when compared to U.S. treasuries with similar maturities. Additionally, Heartland increased its investment in U.S. government agencies by $13,827,000 (29.11%) during 1996. While spreads between agencies and comparable CMO's are typically wide, the state tax-exempt nature on selected agencies purchased for Heartland's Illinois bank subsidiaries made them attractive.

Management determined that its investment in mutual funds provided insufficient returns compared to other investments of similar duration. Accordingly, the total investment in mutual funds was reduced by $6,617,000 (92.88%) during 1996. Heartland also reduced its investment in state and political subdivisions from 15.37% ($22,782,000) of the portfolio at December 31, 1995, to 10.23% ($18,812,000) at December 31, 1996. This decrease was driven by calls on these securities and more attractive returns on other comparable maturity investments.

The following tables present the composition and maturities of the securities portfolio by major category.

SECURITIES PORTFOLIO COMPOSITION AND MATURITIES
(Dollars in thousands)

                                   December 31,
                      1996            1995             1994
                  ----------------------------------------------
                           % of            % of          % of
                         Portfolio       Portfolio     Portfolio
                 Amount            Amount         Amount
                  ----------------------------------------------
U. S. Treasury
 securities     $14,117   7.66% $ 11,501   7.75%$ 15,564  10.21%
U. S. government
 agencies        61,332  33.34    47,505  32.05   38,506  25.26
Mortgage-backed
 securities      75,017  40.78    39,453  26.62   45,831  30.06
Mutual funds        507   0.28     7,124   4.81    9,301   6.10
States and
 political
 subdivisions    18,812  10.23    22,782  15.37   26,226  17.20
Other securities 14,181   7.71    19,861  13.40   17,040  11.17
                -------- ------- ------- ------- ------- -------
Total          $183,966 100.00% $148,226 100.00%$152,468 100.00%
               ======== ======= ======== ====== ======== =======

                          Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 1996        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. Treasury
 securities              $    -        -%    $ 14,117      7.66%
U.S. government
 agencies                     -        -       61,332     33.34
Mortgage-backed
 securities                   -        -       75,017     40.78
Mutual funds                  -        -          507      0.28
States and political
 subdivisions             2,151     1.17       16,661      9.06
Other securities              -        -       14,181      7.71
                         ------    -------   --------    -------
Total                    $2,151     1.17%    $181,815     98.83%
                         ======    =======   ========    =======

                                           Total
                                                  % of
December 31, 1996                    Amount    Portfolio
                                     -------------------
U.S. Treasury securities             $ 14,117       7.66%
U.S. government agencies               61,332      33.34
Mortgage-backed securities             75,017      40.78
Mutual funds                              507       0.28
States and political
 subdivisions                          18,812      10.23
Other securities                       14,181       7.71
                                     --------     -------
Total                                $183,966     100.00%
                                     ========     =======

                         Held to Maturity    Available for Sale
                                 % of                   % of                    % of
December 31, 1995        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------

U.S. Treasury
 securities              $    -       -%     $ 11,501     7.75%
U.S. government
 agencies                     -       -        47,505    32.05
Mortgage-backed
 securities                   -       -        39,453    26.62
Mutual funds                  -       -         7,124     4.81
States and political
 subdivisions             2,369    1.60        20,413    13.77
Other securities              -       -        19,861    13.40
                         ------   -------    --------    ------
Total                    $2,369    1.60%     $145,857    98.40%
                         ======  =======     ========    ======

                              Total
                                 % of%
December 31, 1995        Amount  Portfolio
                         -----------------
U.S. Treasury
 securities              $ 11,501    7.75%
U.S. government
 agencies                  47,505   32.05
Mortgage-backed
 securities                39,453   26.62
Mutual funds                7,124    4.81
States and political
 subdivisions              22,782   15.37
Other securities           19,861   13.40
                         --------- -------
Total                    $148,226  100.00%
                         ========= =======

                                               After One But
                          Within One Year    Within Five Years
                          ---------------    -----------------
December 31, 1996         Amount   Yield     Amount     Yield
                          ------------------------------------
U.S. Treasury
 securities              $ 1,997     5.74%   $12,120     6.22%
U.S. government
 agencies                 16,495     5.79     43,128     6.29
Mortgage-backed
 securities                  600     8.47      8,636     7.02
States and political
 subdivisions (1)            203     8.73      3,981    10.72
Other securities             606     7.32        735     8.42
                         -------   -------    ------   -------
Total                    $19,901     5.94%   $68,600     6.65%
                         =======   =======   =======   =======

                           After Five But
                          Within Ten Years   After Ten Years
                          ----------------   -----------------
December 31, 1996         Amount   Yield     Amount    Yield
                          ------------------------------------
U.S. Treasury
 securities              $     -        -%   $     -        -%
U.S. government
 agencies                  1,688     3.56         21    10.25
Mortgage-backed
 securities               16,073     7.96     49,708     6.77
States and political
 subdivisions              3,523     8.40     11,105     9.12
Other securities              -        -           -       -
                         -------   -------   -------   ------
Total                    $21,284    7.68%    $60,834    7.20%
                         =======  =======    =======   ======

                                             Total
December 31, 1996                    Amount        Yield
                                     -------------------

U.S. Treasury securities             $ 14,117       6.15%
U.S. government agencies               61,332       6.08
Mortgage-backed securities             75,017       7.06
States and political
 subdivisions                          18,812       9.32
Other securities                        1,341       7.92
                                     --------     -------
Total                                 170,619       6.89%
                                                  =======

Mutual funds                              507
Equity securities                      12,840
                                     --------
Total                                $183,966
                                     ========

(1)Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate.

DEPOSITS AND BORROWED FUNDS

Heartland has a relatively stable core deposit base drawn primarily from within its market areas. Total average deposits increased $22,818,000 (4.44%) from the total average deposits during 1995. Average noninterest bearing deposits increased $1,738,000 (4.00%) while average interest bearing deposits increased $21,080,000 (4.48%). Much of the deposit growth experienced during 1996 was a direct result of the success Riverside experienced in its first full year of operation. Average deposits at this location increased $10,926,000 ending the period December 31, 1996, at $11,055,000 which represents 47.88% of Heartland's total deposit growth. Heartland's other subsidiary banks experienced only moderate growth driven by continued nationwide customer dissatisfaction with deposit rates and the attractiveness of alternative investment products such as mutual funds. Total average deposits increased by $20,220,000 (4.10%) from 1994 to 1995.

For each of the years ended December 31, 1996, 1995 and 1994, respectively, the mix of individual account balances to total deposits has remained very constant. For each of these same periods, average savings accounts have decreased as a percentage of total deposits driven primarily by the customer's interest in higher-yielding products combined with a reluctance to pay service charges on low balance accounts. Conversely, average time deposits of $100,000 or more for the periods under discussion have grown, ending 1996 at 7.04% of total deposits compared to 5.86% at December 31, 1995. This continued growth supports management's contention that these deposits have tended to be stable sources of funds when drawn from Heartland's market areas. The following table sets forth the amounts and maturities of time deposits of $100,000 or more at December 31, 1996.

Time Deposits $100,000 and Over
(Dollars in thousands)
                                              December 31,
                                                 1996
                                             -------------

3 months or less                               $  5,141
Over 3 months through 6 months                    7,451
Over 6 months through 12 months                  10,714
Over 12 months                                   12,781
                                               --------
Total                                          $ 36,087
                                               ========

The table below sets forth the distribution of Heartland's average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS
(Dollars in thousands)

For the year ended December 31, 1996

                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------
Demand deposits                         $ 45,205    8.42%   0.00%
Savings accounts                          75,247   14.02    3.29
NOW and MMDA accounts                    139,154   25.93    3.59
Time deposits less than $100,000         239,300   44.59    5.68
Time deposits of $100,000 or more         37,806    7.04    5.64
                                        --------  -------
Total Deposits                          $536,712  100.00%
                                        ========  =======

For the year ended December 31, 1995

                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------
Demand deposits                       $ 43,467      8.46%   0.00%
Savings accounts                        80,122     15.59    3.46
NOW and MMDA accounts                  126,231     24.56    3.61
Time deposits less than $100,000       233,983     45.53    5.57
Time deposits of $100,000 or more       30,091      5.86    5.51
                                      --------    -------
Total deposits                        $513,894    100.00%
                                      ========    =======


For the year ended December 31, 1994

                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------

Demand deposits                         $ 42,785    8.67%   0.00%
Savings accounts                          83,340   16.88    2.57
NOW and MMDA accounts                    124,372   25.19    2.72
Time deposits less than $100,000         221,059   44.78    5.10
Time deposits of $100,000 or more         22,118    4.48    4.61
                                        --------  -------
Total deposits                          $493,674  100.00%
                                       ========   =======


The Heartland banks own stock in the FHLB of Des Moines and of Chicago, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. During 1996, Heartland used additional FHLB advances sparingly as deposit growth matched loan demand. Total FHLB borrowings at December 31, 1996 and 1995, were $51,900,000 and $47,400,000, respectively.

Heartland also utilizes securities sold under agreements to repurchase as a source of funds. DB&T and Riverside provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase Heartland's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time.

The following table reflects short-term borrowings which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS
(Dollars in thousands)
                                          At or for the
                                      Year Ended December 31,
                                     1996      1995      1994
                                     ------------------------

Balance at end of period           $56,358   $23,241   $24,277
Maximum month-end amount
 outstanding                        56,358    42,205    36,756
Average month-end amount
 outstanding                        42,025    25,965    26,750
Weighted average interest
 rate at end of period                5.24%     5.56%     5.74%
Weighted average interest
 rate for the year ended              5.76      5.71%     3.92%


CAPITAL RESOURCES

Heartland's risk-based capital ratios, which take into account the different credit risks among banks' assets, have remained strong over the past three years. Tier 1 and total risk-based capital ratios were 13.10% and 14.28%, respectively, on December 31, 1996, compared with 13.28% and 14.46% at December 31, 1995, and 13.85% and 15.04% for December 31, 1994. At December 31, 1996, Heartland's leverage ratio, the ratio of Tier 1 capital to total average assets, was 9.81% compared to 9.47% and 9.32% at December 31, 1995, and 1994 respectively.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. During the second quarter of 1996, Heartland entered into a license and service agreement for the installation of Fiserv's Comprehensive Banking Systems software, and additional complementary auxiliary products. Approximately $700,000 of the total project cost of $1,400,000 remains to be paid during 1997. The conversion process began in October of 1996 and is scheduled for completion in the spring of 1997, providing Heartland the enhanced technology necessary to remain competitive.

Heartland completed the acquisition of Cottage Grove State Bank in Cottage Grove, Wisconsin in March 1997. The agreement requires cash payments of $4,892,000 in 1997, $867,000 in 1998,
$867,000 in 1999, $683,000 in 2000 and $627,000 in 2001.
Additional expenditures relating to expansion efforts are not estimable at this time.

Heartland's capital ratios are detailed in the tables below.


RISK-BASED CAPITAL RATIOS(1)
(Dollars in thousands)

                                 December 31,
                       1996            1995            1994
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 ----------------------------------------------

Capital Ratios:
Tier 1 capital   $ 67,701 13.10% $ 60,780 13.28%  $ 57,406 13.85%
Tier 1 capital
 minimum
 requirement       20,667  4.00    18,302  4.00     16,578   4.00
                 -------- ------ -------- ------  --------  ------
Excess          $ 47,034  9.10% $ 42,478  9.28%  $ 40,828    9.85%
                 ======== ====== ======== ======  ========  ======

Total capital    $ 73,777 14.28% $ 66,165 14.46%  $ 62,328  15.04%
Total capital
 minimum
 requirement       41,334  8.00    36,603  8.00     33,156   8.00
                 -------- ------ -------- ------  --------  ------
Excess          $ 32,443  6.28% $ 29,562  6.46%  $ 29,172    7.04%
                 ======== ====== ======== ======  ========  ======
Total risk-
 adjusted
 assets          $516,678        $457,539         $414,445
                 ========        ========         ========

(1) Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS (1)
(Dollars in thousands)

                                 December 31,
                       1996            1995            1994
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 ----------------------------------------------

Capital Ratios:
Tier 1 capital   $ 67,701  9.81% $ 60,780  9.47%  $ 57,406  9.32%
Tier 1 capital
 minimum
 requirement (2)   27,594  4.00    25,666  4.00     24,644  4.00
                 -------- ------ -------- ------  --------  -----
Excess           $ 40,107  5.81%   35,114  5.47%    32,762  5.32%
                 ======== ====== ======== ======  ======== ======

Average adjusted
 assets          $689,854        $641,650         $616,110
                 ========        ========         ========

(1)The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

(2)Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

LIQUIDITY

Liquidity refers to Heartland's ability to maintain a cash flow which is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers' credit needs. Heartland's usual and primary sources of funding have been deposits, loan and mortgage-backed security principal repayments, sales of loans, cash flow generated from operations and, more recently, FHLB borrowings.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as such, will normally fluctuate. Heartland believes these balances, on average, to be stable sources of funds; however, it intends to rely on deposit growth and additional FHLB borrowings in the future.

In the event of short-term liquidity needs, the Heartland banks may purchase federal funds from each other or from correspondent banks. This source is used from time to time on a limited basis. The Heartland banks may also borrow money from the Federal Reserve Bank, but have not done so during any period covered in this report. Finally, the Heartland banks' FHLB memberships give them the ability to borrow funds for short- or long-term purposes under a variety of programs.

ASSET/LIABILITY MANAGEMENT

Movements in general market interest rates are a key element in changes in the net interest margin. The impact on earnings of changes in interest rates, known as interest rate risk, must be measured and managed to avoid unacceptable levels of risk. This process is aided by analysis of the interest sensitivity of assets relative to that of liabilities. Heartland uses two approaches to analyze the effect of changes in interest rates on net interest income and to manage interest rate risk.

First, on a monthly basis interest rate risk is analyzed by examining the extent to which assets and liabilities are interest rate sensitive. The interest sensitivity gap is defined as the difference between the amount of interest bearing assets and liabilities repricing within a given time period. A gap is considered positive when the amount of interest sensitive assets exceeds the amount of interest sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. This approach assumes that all assets and liabilities would reprice by the same magnitude in the event of a change in market interest rates. Generally speaking, a negative gap would tend to result in an increase in net interest income in a falling interest rate environment, while a positive gap would tend to adversely affect net interest income. Second, Heartland periodically uses a model to simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Through the use of this simulation, Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant.

The table below does not necessarily indicate the future impact of general interest rate movements on Heartland's net interest income because certain assets and liabilities indicated as repricing within the same period may in fact reprice at different times and at different rate levels. Assets and liabilities are reported in the earliest time frame in which maturity or repricing may occur.

Heartland manages the balance sheet to minimize the impact fluctuations in interest rates would have on Heartland's net interest margin, including the acquisition of longer-term FHLB advances and the growth of longer-term certificates of deposit. Reports to management and the Heartland Board include both of the above described analytical approaches. Of the two approaches, the simulation provides the best analysis of all factors, while the gap analysis provides an objective, static perspective.

INTEREST SENSITIVITY GAP ANALYSIS (1)
(Dollars in thousands)

                               December 31, 1996
                    0-3     4-12     1-5      Over 5
                    Mos.    Mos.    Years      Years    Total
                    -----------------------------------------

EARNING ASSETS
 Interest bearing
  deposits in
  other banks     $    167   $    - $      -  $     -   $    167
 Securities         19,478   21,412   75,642    67,434   183,966
 Total loans and
  leases, net      133,530  103,198  212,189    28,977   477,894
                   -------- -------- -------- --------  --------
TOTAL EARNING
 ASSETS           $153,175 $124,610 $287,831  $ 96,411  $662,027
                  ======== ======== ========  ========  ========
INTEREST BEARING
 LIABILITIES
 Interest bearing
  deposits:
  NOW and MMDA
   accounts       $150,064        -        -        -   $150,064
  Savings accounts  74,253        -        -        -     74,253
  Time deposits
   of $100,000
   or more          10,450   18,059    7,460      118     36,087
  Time deposits
   less than
   $100,000         30,792   91,784  119,019      862    242,457
                   -------- -------- -------- --------  --------
Total interest
 bearing deposits  265,559  109,843  126,479      980    502,861
Federal funds
 purchased and
 securities sold
 under repurchase
 agreements         56,358        -        -         -    56,358
Other borrowings         -        -   38,106     4,400    42,506
                   -------- -------- --------  --------  --------
TOTAL INTEREST
 BEARING
 LIABILITIES      $321,917  $109,843 $164,585 $  5,380  $601,725
                  ========  ======== ======== ========  ========
Interest
 sensitivity gap  $(168,742)$ 14,767 $123,246 $ 91,031  $ 60,302
Cumulative gap     (168,742)(153,975) (30,729)  60,302    60,302
Interest
 sensitivity gap
 to total assets     (22.91%)   2.00%           16.73%    12.36%
8.18%
Cumulative
 sensitivity gap
 to total assets     (22.91%) (20.91%)  (4.18%)  8.18%     8.18%

(1) Callable securities are reported at the earlier of maturity or call date. Securities, loans and leases are placed in the earliest time frame in which maturity or repricing may occur.

EFFECTS OF INFLATION

Consolidated financial data included in this report has been prepared in accordance with generally accepted accounting principles. Presently, these principles require reporting of financial position and operating results in terms of historical dollars. Changes in the relative value of money due to inflation or recession are generally not considered.

In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies. A financial institution's ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today's volatile economic environment. Heartland seeks to insulate itself from interest rate volatility by ensuring that rate-sensitive assets and rate-sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree.


ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1996 and 1995
          (Dollars in thousands, except per share data)

                            Notes         1996           1995
                            -----       --------       --------
ASSETS
Cash and due from banks        3        $ 40,080       $ 31,305
Federal funds sold                             -         23,500
                                        ---------      ---------
Cash and cash equivalents                 40,080         54,805
Time deposits in other
 financial institutions                      167            145
Securities:                    4
 Available for sale-at market
  (cost of $179,697 for 1996
  and $141,680 for 1995)                 181,815        145,857
 Held to maturity-at cost
 (approximate market value
  of $2,245 for 1996 and
  $2,503 for 1995)                         2,151          2,369
Loans and leases:              5
 Held for sale                             2,412            790
   Held to maturity                      481,673        454,115
Allowance for possible
 loan and lease losses         6          (6,191)        (5,580)
                                        ---------      ---------
Loans and leases, net                    477,894        449,325
Premises, furniture and
 equipment, net                7          16,715         12,519
Other real estate, net                       532            640
Other assets                              17,198         11,653
                                        ---------      ---------
TOTAL ASSETS                            $736,552       $677,313
                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:                      8
 Demand                                 $ 55,482       $ 49,283
 Savings                                 224,317        210,853
 Time                                    278,544        274,451
                                        ---------      ---------
Total deposits                           558,343        534,587
Short-term borrowings          9          56,358         23,241
Accrued expenses and other
 liabilities                               9,086          9,579
Other borrowings               11         42,506         45,400
                                        ---------      ---------
TOTAL LIABILITIES                        666,293        612,807
                                        ---------      ---------
STOCKHOLDERS' EQUITY:          13,14,16
Preferred stock (par value $1 per
 share; authorized 200,000 shares)             -              -
Common stock (par value $1 per share;
 authorized, 7,000,000 shares;
 issued, 4,853,626 and 2,426,813
 shares at December 31, 1996, and
 December 31, 1995, respectively)          4,854          2,427
Capital surplus                           13,366         13,090
Retained earnings                         52,864         49,171
Net unrealized gain on
 securities available for sale             1,327          2,620
Treasury stock at cost
 (118,066 and 83,326 shares
 at December 31, 1996, and
 December 31, 1995, respectively)         (2,152)        (2,802)
                                                       ---------
---------
TOTAL STOCKHOLDERS' EQUITY                70,259         64,506
                                        ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $736,552       $677,313
                                        =========      =========

See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME
      For the years ended December 31, 1996, 1995 and 1994
          (Dollars in thousands, except per share data)

                           Notes      1996      1995      1994
                           -----    --------  --------  --------
INTEREST INCOME:
Interest and fees on
 loans and leases             5     $40,670   $38,968   $32,715
Interest on
 securities:
  Taxable                             8,392     7,552     8,038
  Nontaxable                          2,051     1,763     2,147
Interest on trading
 account securities                       -        10       209
Interest on federal funds sold          610       740       192
Interest on interest bearing
 deposits in other financial
 institutions                           163       116        72
                                    -------   -------   -------
TOTAL INTEREST INCOME                51,886    49,149    43,373
                                    -------   -------   -------
INTEREST EXPENSE:
Interest on deposits          8      23,190    22,029    17,806
Interest on short-term
 borrowings                           1,943     1,236       960
Interest on other borrowings          2,511     2,264     1,362
                                    -------   -------   -------
TOTAL INTEREST EXPENSE               27,644    25,529    20,128
                                    -------   -------   -------
NET INTEREST INCOME                  24,242    23,620    23,245
Provision for possible
 loan and lease losses        6       1,408       820       811
                                    -------   -------   -------
NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE LOAN
 AND LEASE LOSSES                    22,834    22,800    22,434
                                    -------   -------   -------

OTHER INCOME:
Service charges                       2,437     2,106     2,013
Trust fees                            1,810     1,472     1,436
Brokerage commissions                   212       110       229
Insurance commissions                   650       611       637
Investment securities
 gains, net                           1,889       413       443
Gain on sale of loans                   131        73        63
Other                                   235       196       144
                                    -------   -------   -------
TOTAL OTHER INCOME                    7,364     4,981     4,965
                                    -------   -------   -------
OTHER EXPENSES:
Salaries and employee
 benefits                     12     11,035     9,730     9,481
Occupancy                     13      1,268     1,059       976
Equipment                             1,336     1,315     1,209
Outside services                      1,155     1,164     1,254
FDIC assessment                         746       681     1,117
Advertising                             996       696       587
Other operating expense               2,971     2,678     2,620
                                    -------   -------   -------
TOTAL OTHER EXPENSES                 19,507    17,323    17,244
                                    -------   -------   -------
Income before income taxes           10,691    10,458    10,155
Income taxes                  10      2,685     2,884     3,015
                                    -------   -------   -------
NET INCOME                          $ 8,006   $ 7,574   $ 7,140
                                    =======   =======   =======
NET INCOME AVAILABLE FOR
  COMMON STOCK                      $ 8,006   $ 7,574   $ 7,136
                                    =======   =======   =======
NET INCOME PER COMMON SHARE         $  1.70   $  1.58   $  1.47
                                    =======   =======   =======
CASH DIVIDENDS DECLARED PER
 COMMON SHARE                       $  0.40   $  0.30   $  0.26
                                    =======   =======   =======
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING               4,715,009 4,805,184 4,845,648
                                  ========= ========= =========

See accompanying notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For the years ended December 31, 1996, 1995 and 1994
          (Dollars in thousands, except per share data)

                                     Common   Capital   Retained
                             Notes   Stock    Surplus   Earnings
                             -----   ------   -------   --------

Balance at January 1, 1994           $2,401   $12,991   $36,689

Net Income - 1994                                         7,140
Keokuk earnings adjustment      2                           525
Cash dividends declared:(1)
 Common, $.26 per share                                  (1,282)
 Preferred, $.06 per share                                   (4)
Purchase of 6,365 shares of
 common stock
Sale of 112 shares of common
 stock
Net unrealized loss on
 securities available for
 sale (net of tax benefit
 of $2,729)
Principal payment on employee
 stock ownership plan
 borrowing
Keokuk stock options
 exercised                       2      26         98       (33)
                                     -------  --------  --------
Balance at December 31, 1994          2,427    13,089    43,035

Net Income - 1995                                         7,574
Cash dividends declared:(1)
 Common, $.30 per share                                  (1,438)
Purchase of 85,138 shares of
 common stock
Sale of 8,065 shares of                             1
 common stock
Net unrealized gain on
 securities available for
 sale (net of tax of $2,415)
                                     -------  --------  --------
Balance at December 31, 1995          2,427    13,090    49,171

Net Income - 1996                                         8,006
Cash dividends declared:
 Common, $.40 per share                                  (1,886)
Two-for-one stock split               2,427              (2,427)
Purchase of 32,446 shares
 of common stock
Sale of 64,943 shares of common
 stock                                           276
Net unrealized loss on securities
 available for sale (net of tax
 benefit of $769)
                                     -------  --------  --------
BALANCE AT DECEMBER 31, 1996         $ 4,854  $ 13,366  $ 52,864

                                     =======  ========  ========

                                          Net
                                      Unrealized
                                      Gain (Loss)
                                     on Securities
                                       Available       Treasury
                                        For Sale         Stock
                                     -------------     --------

Balance at January 1, 1994              $ 3,149        $   (75)

Net Income - 1994
Keokuk earnings adjustment      2
Cash dividends declared: (1)
 Common, $.26 per share
 Preferred, $.06 per share
Purchase of 6,365 shares of
 common stock                                             (185)
Sale of 112 shares of common stock                           3
Net unrealized loss on
 securities available for
 sale (net of tax benefit
 of $2,729)
Principal payment on
 employee stock ownership
 plan borrowing                          (4,588)
Keokuk stock options
 exercised                      2                           75
                                        --------       --------
Balance at December 31, 1994             (1,439)          (182)

Net Income - 1995
Cash dividends declared: (1)
 Common, $.30 per share
Purchase of 85,138 shares of
 common stock                                           (2,855)
Sale of 8,065 shares of
 common stock                                              235
Net unrealized gain on
 securities available for
 sale (net of tax of $2,415)              4,059
                                        --------       --------
Balance at December 31, 1995              2,620         (2,802)

Net Income - 1996
Cash dividends declared:
 Common, $.40 per share
Two-for-one stock split
Purchase of 32,446 shares
 of common stock                                          (759)
Sale of 64,943 shares of
 common stock                                            1,409
Net unrealized loss on
 securities available
 for sale (net of tax
 benefit of $769)                        (1,293)
                                        --------       --------
BALANCE AT DECEMBER 31, 1996            $ 1,327        $(2,152)
                                        ========       ========

                                          Unearned
                                            ESOP
                                           Shares        Total
                                         ---------       -----

Balance at January 1, 1994                $   (57)      $55,098

Net Income - 1994                                         7,140
Keokuk earnings adjustment      2                           525
Cash dividends declared: (1)
 Common, $.26 per share                                  (1,282)
 Preferred, $.06 per share                                   (4)
Purchase of 6,365 shares of
 common stock                                              (185)
Sale of 112 shares of common
 stock                                                        3
Net unrealized loss on
 securities available for
 sale (net of tax benefit
 of $2,729)                                              (4,588)
Principal payment on employee
 stock ownership plan
 borrowing                                     57            57
Keokuk stock options
 exercised                       2                          166
                                          --------      --------
Balance at December 31, 1994                    -        56,930

Net Income - 1995                                         7,574
Cash dividends declared:
 Common, $.30 per share                                  (1,438)
Purchase of 85,138 shares of
 common stock                                            (2,855)
Sale of 8,065 shares of
 common stock                                               236
Net unrealized gain on
 securities available for
 sale (net of tax of $2,415)                              4,059
                                          --------      --------
Balance at December 31, 1995                   -         64,506
                                          --------      --------
Net Income - 1996                                         8,006
Cash dividends declared:
 Common, $.40 per share                                  (1,886)
Two-for-one stock split
Purchase of 32,446 shares
 of common stock                                           (759)
Sale of 64,943 shares of common
 stock                                                    1,685
Net unrealized loss on securities
 available for sale (net of tax
 benefit of $769)                                        (1,293)
                                          --------      --------
BALANCE AT DECEMBER 31, 1996              $     -       $70,259
                                          ========      ========

See accompanying notes to financial statements

(1) Restated to reflect the two-for-one stock split effected in the form of a stock dividend on March 29, 1996.

Consolidated Statements of Cash Flows
For the Years Ended December 31,
 1996,1995 and 1994
(Dollars in thousands)

                                   1996      1995      1994
                                 -------   -------   -------
Cash Flows from Operating
 Activities:
Net income                       $ 8,006   $ 7,574   $ 7,140
Keokuk Bancshares, Inc.
 earnings October 1, 1993,
 through December 31, 1993            -         -        525
Adjustments to reconcile net
 income to net cash provided
  (used)by operating activities:
 Depreciation and amortization     1,341     1,223     1,358
 Provision for possible loan
  and lease losses                 1,408       820       811
 Provision for income taxes         (393)      141       437
 Net accretion of discount
  on securities                     (769)   (1,014)     (757)
 Securities gains, net            (1,889)     (410)     (802)
 Market value adjustment on
  trading account securities           -        (3)      359
 Additional investment in
  trading account                      -         -     (5,000)
 Proceeds on liquidation of
  trading account                      -     2,578         -
 Loans originated for sale       (23,408)  (13,601)  (10,250)
 Proceeds on sales of loans       27,672    17,678    17,049
 Net gain on sales of loans         (131)      (74)      (95)
 (Increase) decrease in accrued
  interest receivable               (530)     (554)       83
 Increase in accrued interest
  payable                            186       570       344
 Other, net                       (1,196)      (79)       (2)
                                 -------   -------   -------
Net cash provided by operating
 activities                       10,297    14,849    11,200
                                 -------   -------   -------
Cash Flows from Investing
 Activities:

 Proceeds on maturities of time
  deposits                           100         6       116
 Purchase of time deposits          (122)       (2)      (32)
 Proceeds from the sale of
  securities available for sale   22,747    32,406     9,578
 Proceeds from the sale of
  mortgage-backed securities
  available for sale               1,621     8,414     2,981
 Proceeds from the maturity of
  and principal paydowns on
  securities held to maturity        717    12,135    13,621
 Proceeds from the maturity of
  and principal paydowns on
  securities available for sale   36,384    12,644    28,423
 Proceeds from the maturity of
  and principal paydowns on
  mortgage-backed securities
  held to maturity                     -       868       239
 Proceeds from the maturity of
  and principal paydowns on
  mortgage-backed securities
  available for sale              11,767     8,380    18,730
 Purchase of securities
  held to maturity                  (500)        -    (3,105)
 Purchase of securities
  available for sale             (58,841)  (55,659)  (25,974)
 Purchase of mortgage-backed
  securities available for sale  (49,170)   (9,701)  (11,672)
 Purchase of interest in low-
  income housing project          (2,865)   (3,142)        -
 Net increase in loans and
  leases                         (33,384)  (37,269)  (54,142)
 Capital expenditures             (5,589)   (2,209)   (4,532)
 Net cash paid in acquisition
  of subsidiaries                    (43)        -         -
 Proceeds on sale of fixed assets                2        61
-
 Proceeds on sale of repossessed
  assets                             208       197       323
 Other investing activities            -         -        (3)
                                 --------  --------  --------
Net cash used by
 investing activities            (76,968)  (32,871)  (25,449)

Cash Flows from Financing
 Activities:
 Net increase (decrease) in
  demand deposits and savings
  accounts                        19,663     1,618    (3,836)
 Net increase in time deposit
  accounts                         4,093    19,730    18,796
 Net increase (decrease) in
  other borrowings                 4,500    21,838    (1,493)
 Net increase (decrease) in
  short-term borrowings           25,039    (1,036)   (8,457)
 Purchase of treasury stock         (759)   (2,855)     (185)
 Proceeds from sale of
  treasury stock                   1,296       236         3
 Issuance of common stock             -         -        166
 Redemption of redeemable
  preferred stock                     -         -        (67)
 Dividends                        (1,886)   (2,360)   (1,002)
                                 --------  --------  --------
Net cash provided by
 financing activities             51,946    37,171     3,925
                                 --------  --------  --------
Net increase (decrease) in cash
 and cash equivalents            (14,725)   19,149   (10,324)

Cash and cash equivalents at
 beginning of year                54,805    35,656    45,980
                                 --------  --------  --------
Cash and cash equivalents at
 end of period                   $40,080   $54,805   $35,656
                                 ========  ========  ========
Supplemental disclosures:
 Cash paid for income/franchise
  taxes                          $ 3,065   $ 1,754   $ 2,848

 Cash paid for interest          $27,458   $24,959   $19,784

 Securities contributed to
   public charitable trust       $   220         -          -

 Other borrowings transferred to
  short-term borrowings          $ 8,000         -          -

 Trading account securities
  transferred to investment
  securities                           -         -     $7,040

 Securities transferred from
  held to maturity to
  available for sale                   -   $23,204          -

 Mortgage-backed securities
  transferred from held to
  maturity to available for sale       -   $ 4,449          -

See accompanying notes to financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share data)

ONE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations-Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices in Dubuque and Lee Counties in Iowa and Jo Daviess, Hancock and Winnebago Counties in Illinois, serving communities in and around those counties. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate and residential real estate.

Principles of Presentation-The consolidated financial statements include the accounts of Heartland and its wholly-owned subsidiaries: Dubuque Bank and Trust Company ("DB&T"), DB&T Insurance, Inc., DB&T Community Development Corp., Galena State Bank and Trust Company ("Galena"), Riverside Community Bank ("Riverside"), Keokuk Bancshares, Inc. ("Keokuk"), First Community Bank, FSB ("FCB"), Citizens Finance Co.("Citizens", previously Tri-State Community Credit Corp.) and ULTEA, Inc. ("ULTEA"). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with general practice within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for possible loan and lease losses.

Trading Securities-Trading securities represent those which Heartland intends to actively trade and are stated at fair value with changes in market value reflected in other income.

Securities-All securities consist of debt or marketable equity securities.

Securities Available for Sale-Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Such securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders' equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the maturity or call date of the related security. Gains or losses from the sale of available for sale securities are determined based upon the adjusted cost of the specific security sold.

Securities Held to Maturity-Securities which Heartland has the ability and positive intent to hold to maturity are classified as held to maturity. Such securities are stated at amortized cost, adjusted for premiums and discounts that are amortized/accreted using the interest method over the period from the purchase date to the maturity date of the related security.

Loans and Leases-Interest on loans is accrued and credited to income based primarily on the principal balance outstanding. Income from leases is recorded in decreasing amounts over the term of the contract resulting in a level rate of return on the lease investment. The policy of Heartland is to discontinue the accrual of interest income on any loan or lease when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for possible loan and lease losses. Nonaccrual loans and leases are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of interest and principal.

In 1995, Heartland adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS Nos. 114 and 118"). Under Heartland's credit policies, all nonaccrual and restructured loans are considered to meet the definition of impaired loans under SFAS Nos. 114 and 118. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS Nos. 114 and 118 did not have a material effect on the financial position or results of operations of Heartland.

Net nonrefundable loan and lease origination fees and certain direct costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan or lease.

Loans held for sale are stated at the lower of individual cost or estimated fair value. Gains and losses are recognized on loans sold on a nonrecourse basis based on the sale price for the loan adjusted for any normal servicing fees when servicing is retained.

Mortgage loan servicing rights retained on loans sold to others, which are not material to the financial position or results of operation, are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans as of December 31, 1996 and 1995, were $84,515 and $76,247, respectively. Custodial escrow balances maintained in connection with the loan servicing were approximately $511 and $404 as of December 31, 1996 and 1995, respectively.

Allowance for Possible Loan and Lease Losses-The allowance for possible loan and lease losses is maintained at a level estimated by management to provide for known and inherent risks in the loan and lease portfolios. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, volume growth, the underlying collateral value of the loans and leases and other relevant factors. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. The provision for possible loan and lease losses and recoveries on previously charged-off loans and leases are added to the allowance.

Premises, Furniture and Equipment-Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation of premises, furniture and equipment is determined by straight-line and accelerated methods over the estimated useful lives of 18 to 39 years for buildings, 15 years for land improvements and 3 to 7 years for furniture and equipment.

Other Real Estate-Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less cost to dispose. The excess, if any, of such costs at the time acquired over the fair value is charged against the allowance for possible loan and lease losses. Subsequent writedowns estimated on the basis of later evaluations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to operations.

Goodwill-Goodwill represents the excess of the purchase price of acquired subsidiaries' net assets over their fair value. Goodwill is amortized over fifteen years on the straight-line basis. On a periodic basis, Heartland reviews goodwill for events or circumstances that may indicate a change in the recoverability of the underlying basis.

Income Taxes-Heartland and its subsidiaries file a consolidated federal income tax return. For state tax purposes, DB&T, Galena, FCB and Riverside ("Banks")file income or franchise tax returns as required. The other entities file corporate income or franchise tax returns as required by the various states.

Heartland has a tax allocation agreement which provides that each subsidiary of the consolidated group pay a tax liability to, or receive a tax refund from Heartland, computed as if the subsidiary had filed a separate return.

Heartland recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on an asset and liability approach and represents the change in deferred income tax accounts during the year, including the effect of enacted tax rate changes. Deferred tax assets are recognized if their expected realization is "more likely than not".

Treasury Stock-Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price.

Trust Department Assets-Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Per Share Data-Net income per common share data has been computed based upon the weighted average number of common shares outstanding during the year. All earnings per share data has been restated to reflect the two-for-one stock split effected in the form of a stock dividend on March 29, 1996.

Cash Flows-For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Effect of New Financial Accounting Standards-SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" was effective for Heartland for the year beginning January 1, 1996, and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. SFAS No. 122 "Accounting for Mortgage Servicing Rights", an amendment of SFAS No. 65 ("SFAS 122"), were effective for Heartland for the year beginning January 1, 1996, and required the allocation of basis between a loan and the related servicing right when a loan is sold with servicing retained. SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was effective for Heartland for transactions entered into after December 15, 1995, and for disclosure requirements beginning January 1, 1996. SFAS No. 123 established a fair value based method of accounting for stock-based compensation plans. The adoption of SFAS Nos. 121, 122 and 123 did not have a material effect on Heartland.

SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS No. 125") will be effective for Heartland for transactions occurring after December 31, 1996, and provides standards for accounting recognition or derecognition of assets and liabilities.
Heartland expects to adopt SFAS No. 125 when required, and management believes adoption will not have a material effect on the financial position and results of operations, nor will adoption require additional capital resources.

TWO
ACQUISITIONS

On December 24, 1996, Heartland acquired all of the assets and assumed certain liabilities of ULTEA, LLC of Madison, Wisconsin, in exchange for 16,160 shares of Heartland common stock. ULTEA had total assets of $1,916 at December 31, 1996. The excess of the purchase price over the fair value of net assets acquired was $293. The acquisition has been accounted for as a purchase transaction and, accordingly, the operations of ULTEA are included in the consolidated results of operations of Heartland beginning December 25, 1996. The acquisition did not have a material effect on the results of operations for the year of acquisition on either an actual or pro forma basis.

Heartland acquired Cottage Grove State Bank, a $40 million bank headquartered in Cottage Grove, Wisconsin, at a price of $8 million. The acquisition was completed in March, 1997.

On July 1, 1994, Keokuk was merged with and became a subsidiary of Heartland. The acquisition of Keokuk was accounted for as a pooling of interests, and accordingly all prior financial information was restated. Prior to the combination, Keokuk's fiscal year ended September 30. In recording the pooling of interests combination, Keokuk's financial statements for the twelve months ended December 31, 1994, were combined into Heartland's for the same period, and Keokuk's financial statements for the year ended September 30, 1993, were combined with Heartland's for the year ended December 31, 1993. An adjustment of $525 was added to stockholders' equity in 1994 to include the effect of Keokuk's results of operations for the three months ended December 31, 1993.

THREE
CASH AND DUE FROM BANKS

The Banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 1996 and 1995, were $4,470 and $4,186 respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity and available for sale securities as of December 31, 1996 and 1995, are summarized as follows:

                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                        --------  --------    --------  --------

1996

Securities held to
 maturity:
Obligations of
 states and political
 subdivisions            $  2,151  $     94  $      -   $  2,245
                         --------  --------  --------   --------
Total                    $  2,151  $     94  $      -   $  2,245
                         ========  ========  ========   ========

Securities available
 for sale:
U.S. Treasury securities $ 14,016  $    101  $      -   $ 14,117
U.S. government
 corporations and
 agencies                  61,431       235      (334)    61,332
Mortgage-backed
 securities                74,522       754      (259)    75,017
Obligations of states
 and political
 subdivisions              15,846       903       (88)    16,661
Corporate debt
 securities                 1,300        41         -      1,341
                         --------  --------  ---------  --------
Total debt
 securities               167,115     2,034      (681)   168,468
Mutual funds                  548         -       (41)       507
Equity securities          12,034       859       (53)    12,840
                         --------  --------  ---------  --------
Total                    $179,697  $  2,893  $   (775)  $181,815
                         ========  ========  =========  ========

                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains     Losses      Value
                       ---------  ---------  --------- ---------
1995

Securities held to
 maturity:
Obligations of
 states and political
 subdivisions            $  2,369  $    134   $      -  $  2,503
                         --------  --------   --------  --------
Total                    $  2,369  $    134   $      -  $  2,503
                         ========  ========   ========  ========

Securities available
 for sale:
U.S. Treasury securities $ 11,206  $    295   $      -  $ 11,501
U.S. government
 corporations and
 agencies                  47,498       575       (568)   47,505
Mortgage-backed
 securities                38,830       804       (181)   39,453
Obligations of states
 and political
 subdivisions              19,569     1,226       (382)   20,413
Corporate debt
 securities                 6,773        69          -     6,842
                         --------  --------   --------- --------
Total debt
 securities               123,876     2,969     (1,131)  125,714
Mutual funds                7,265         -       (141)    7,124
Equity securities          10,539     2,519        (39)   13,019
                         --------  --------   --------- --------
Total                    $141,680  $  5,488   $ (1,311) $145,857
                         ========  ========   ========= ========

The amortized cost and estimated fair value of debt securities held to maturity and available for sale at December 31, 1996, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

                                                    Estimated
                                     Amortized         Fair
                                        Cost          Value
                                     ---------      ---------
Securities held to maturity:
 Due in 1 year or less                $    151       $    153
 Due in 1 to 5 years                       630            639
 Due in 5 to 10 years                      725            757
 Due after 10 years                        645            696
                                      --------       --------

Total                                 $  2,151       $  2,245
                                      ========       ========
Securities available for sale:
 Due in 1 year or less                $ 19,728       $ 19,750
 Due in 1 to 5 years                    67,204         67,970
 Due in 5 to 10 years                   20,796         20,559
 Due after 10 years                     59,387         60,189
                                      --------       --------
Total                                 $167,115       $168,468
                                      ========       ========

As of December 31, 1996, securities with a market value of $92,828 were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 1996, 1995 and 1994, are summarized as follows:

                               1996         1995        1994
                              --------    --------     --------
Securities sold:
 Proceeds from sales           $24,368    $40,820      $12,559
 Gross security gains            2,240        571          929
 Gross security losses             351        158          127

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 1996 and 1995, were as follows:

                                        1996           1995
                                      ------         ------
Loans:
Commercial and commercial
 real estate                         $206,523       $191,866
Residential mortgage                  166,999        158,324
Agricultural and agricultural
 real estate                           57,526         59,089
Consumer                               48,361         38,988
                                     ---------      ---------
Loans, gross                          479,409        448,267
Unearned discount                      (1,962)        (1,510)
Deferred loan fees                       (404)          (382)
                                     ---------      ---------
Loans, net                            477,043        446,375
                                     ---------      ---------
Direct financing leases:
 Gross rents receivable                 5,603          7,314
 Estimated residual value               2,319          2,328
 Unearned income                         (880)        (1,112)
                                     ---------      ---------
 Direct financing leases, net           7,042          8,530
                                     ---------      --------
Allowance for possible loan and
 lease losses                          (6,191)        (5,580)
                                     ---------      ---------
Loans and leases, net                $477,894       $449,325
                                     =========      =========

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December
31, 1996, are as follows: 1997, $2,881; 1998 $2,030; 1999,
$1,595; 2000, $767; and 2001, $643.

Loans and leases on a nonaccrual status amounted to $1,697 and $977 at December 31, 1996 and 1995, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $198 and $55, respectively. Nonaccrual loans of $1,210 and $617 were not subject to a related allowance for loan and lease losses at December 31, 1996 and 1995, respectively, because of the net realizable value of loan collateral, guarantees and other factors. The average balances of nonaccrual loans for the years ended December 31, 1996, 1995 and 1994 were $1,212, $758 and
$970, respectively. For the years ended December 31, 1996, 1995 and 1994, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $108, $54 and $40, respectively and interest income actually recorded amounted to approximately $7, $14 and $41 respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland.
The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended
December 31, 1996, were as follows:

                                                   1996
                                                  --------
Balance at beginning of year                      $21,261
New loans                                           2,293
Repayments                                         (9,146)
                                                  --------
Balance at end of year                            $14,408
                                                  ========

SIX
ALLOWANCE FOR POSSIBLE
LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses for the years ended December 31, 1996, 1995 and 1994, were as follows:

                                        1996    1995      1994
                                      ------   ------    -------
Balance at beginning of year          $5,580   $5,124    $4,433
Provision for possible loan and
 lease losses                          1,408      820       811
Recoveries on loans and leases
 previously charged off                  129      131       223
Loans and leases charged off            (926)    (495)     (354)
Keokuk merger adjustment                   -        -        11
                                     --------  -------   -------
Balance at end of year               $ 6,191   $5,580    $5,124
                                     ========  =======   =======

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 1996 and 1995, were as follows:

                                            1996      1995
                                          -------   -------
Land and land improvements                $ 1,774   $ 1,820
Buildings and building improvements        13,953    10,311
Furniture and equipment                    10,034     8,340
                                          -------   -------
Total                                      25,761    20,471
Less accumulated depreciation              (9,046)   (7,952)
                                          -------   -------
Premises, furniture and equipment, net    $16,715   $12,519
                                          =======   =======

Depreciation expense on premises, furniture and equipment was $1,221 for 1996, $1,100 for 1995, and $1,067 for 1994.

EIGHT
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 1996 and 1995, were $36,087 and $37,812, respectively. At December 31, 1996, the scheduled maturities of time certificates of deposit are as follows:

                                     1996
                                   ---------
1997                               $143,084
1998                                 69,395
1999                                 26,554
2000                                 19,901
2001 and thereafter                  19,610
                                   -------
Total                              $278,544
                                   ========

Interest expense on deposits for the years ended December 31, 1996, 1995 and 1994, was as follows:

                                        1996      1995     1994
                                      ------    ------    ------
Savings and insured money
 market accounts                     $ 7,474   $ 7,338   $ 5,523
Time certificates of deposit in
 denominations of $100 or more         2,131     1,658     1,020
 Other time deposits                  13,585    13,033    11,263
                                     -------   -------   -------
Interest expense on deposits         $23,190   $22,029   $17,806
                                     =======   =======   =======
NINE
SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, borrowings from the Federal Reserve Bank, U.S. Treasury interest bearing demand notes, borrowings from the Federal Home Loan Bank ("FHLB"), securities sold under agreements to repurchase and notes payable on leased assets. Short-term borrowings as of December 31, 1996 and 1995, were as follows:

                                             1996      1995
                                          -------   -------
Securities sold under
 agreements to repurchase                 $18,185   $12,300
Federal funds purchased                    23,450     4,900
FHLB short-term advances                   10,000     2,000
U.S. Treasury demand note                   4,645     4,041
Notes payable on leased assets                 78         -
                                          -------   -------
Total                                     $56,358   $23,241
                                          =======   =======

See Note 11 related to collateral pledged for FHLB advances.

All repurchase agreements as of December 31, 1996 and 1995, were due within six months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                      1996      1995      1994
                                    -------   -------   -------
Maximum month-end balance           $56,358   $42,205   $36,756
Average month-end balance            42,025    25,965    26,750
Weighted average interest
 rate for the year                     5.24%     5.71%     3.92%
Weighted average interest
 rate at year-end                      5.75      5.56      5.74

TEN
INCOME TAXES

Income taxes for the years ended December 31, 1996, 1995 and 1994, were as follows:
                                     Current   Deferred  Total
                                     -------------------------
1996:
Federal                              $2,291    $  (42)   $2,249
State                                   500       (64)      436
                                     ------    ------    ------
Total                                $2,791    $ (106)   $2,685
                                     ======    ======    ======
1995:
Federal                              $2,258    $  243    $2,501
State                                   347        36       383
                                     ------    ------    ------
Total                                $2,605    $  279    $2,884
                                     ======    ======    ======
1994:
Federal                              $2,055    $  457    $2,512
State                                   412        91       503
                                     ------    ------    ------
Total                                $2,467    $  548    $3,015
                                     ======    ======    ======

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Deferred tax liabilities and assets for the years ended December 31, 1996, and 1995, were as follows:

                                         1996        1995
                                       ------      ------

Deferred tax assets:
Allowance for possible loan
 and lease losses                       $ 1,595     $ 1,516
Loan origination fees                        52          85
Deferred compensation                       246         295
Bonus payable                                24           -
Net operating loss                          175          85
                                        --------    --------
Gross deferred tax assets               $ 2,092     $ 1,981
                                        --------    --------

Deferred tax liabilities:
Unrealized gain on securities
available for sale                      $  (790)    $(1,557)
Fixed assets                             (1,019)       (894)
Leases                                   (1,418)     (1,542)
Securities                                 (124)       (153)
Loan portfolio                                -          (5)
Prepaid expenses                            (95)        (70)
Discount accretion                          (13)          -
                                        --------    --------
Gross deferred tax liabilities          $(3,459)    $(4,221)
                                        --------    --------
Net deferred tax (liability)            $(1,367)    $(2,240)
                                        ========    ========

The actual income taxes differ from the expected amounts
(computed by applying the U.S. federal corporate tax rate of 35% for 1996, 1995 and 1994 to income before income taxes) as follows:

                                      1996      1995      1994
                                     --------------------------

Computed "expected" amount           $3,742    $3,660    $3,554
Increase (decrease) resulting from:
Nontaxable interest income             (560)     (658)     (754)
State income taxes, net of federal
 tax benefit                            280       249       327
Appreciated property contributed       (230)        -         -
Graduated income tax rates             (110)     (105)     (101)
Tax credits                            (440)     (200)        -
Other                                     3       (62)      (11)
                                     ------    ------    -------
Income taxes                         $2,685    $2,884    $3,015
                                     ======    ======    =======

Effective tax rates                    25.1%     27.6%     29.7%

Heartland has investments in certain low-income housing projects totaling $5,785 and $2,890 as of December 31, 1996 and 1995, respectively, which are included in other assets in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately
$440 per year through 2005.

ELEVEN
OTHER BORROWINGS

Other borrowings at December 31, 1996 and 1995, were
as follows:
                                              1996      1995
                                             -------   -------
Advances from the FHLB;
 weighted average maturity dates at
 December 31, 1996 and 1995, were
 November, 2000 and September, 1999,
 respectively; and weighted average
 interest rates were 5.89% and 5.98%,
 respectively                                $41,900   $45,400

Notes payable on leased assets with
 interest rates varying from 8.25% to
 9.75%                                           606         -
                                              ------    ------
Total                                        $42,506   $45,400
                                             =======   =======

The Banks are members of the FHLB of Des Moines or of Chicago.
The advances from the FHLB are collateralized by one-to-four unit residential mortgages totaling $156,775 at December 31, 1996, and $135,613 at December 31, 1995.

Future payments at December 31, 1996, for all other borrowings were as follows:

1998                $ 22,330
1999                  10,657
2000                   5,109
2001                      10
Thereafter             4,400
                    --------
Total               $ 42,506
                    ========

TWELVE
EMPLOYEE BENEFIT PLANS

The Banks sponsor retirement plans covering substantially all employees. Contributions to the plans are subject to approval by the Boards of Directors of the Banks, which fund and record as an expense all approved contributions. Costs charged to operating expenses were $382 for 1996, $335 for 1995 and $303 for 1994.

In 1994, Heartland adopted a non-contributory, defined contribution pension plan covering substantially all employees of the Banks. Annual contributions are based upon 5% of qualified compensation as defined in the plan. Costs charged to operating expense were $382 for 1996, $335 for 1995 and $303 for 1994. The Banks also have employee savings plans covering substantially all employees of the Banks. Under the employee savings plans, the Banks make matching contributions of up to 2% of the participants' wages. Costs charged to operating expenses were $140 for 1996, $124 for 1995 and $126 for 1994.

As a result of the merger of Keokuk with Heartland, the Keokuk employee stock ownership plan ("ESOP") was discontinued in 1994. Shares held by the ESOP were allocated to eligible plan participants and distributed. ESOP expense was $34 for 1994. The Keokuk 401(k) plan was also discontinued and participants were allowed to roll over their plan assets to the Heartland employee savings plan.

THIRTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 1996, for all non-cancelable leases were as follows:

1997                      83
1998                      72
1999                      69
2000                      65
2001                      43
Thereafter               135
                         ---
Total                    467
                         ===

Rental expense for premises and equipment leased under operating leases was $128 for 1996, $59 for 1995 and $118 for 1994.

In the normal course of business, the Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements.
The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 1996 and 1995, commitments to extend credit aggregated $103,168 and $94,311 and standby letters of credit aggregated $7,750 and $3,492, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

FOURTEEN
STOCK PLANS

For purposes of this footnote, all shares have been restated to reflect the March 29, 1996, two-for-one stock split effected in the form of a stock dividend. In 1991, Heartland adopted a stock purchase plan which provides executive officers of Heartland and the Banks the opportunity to purchase up to a cumulative total of
200,000 common shares of Heartland stock.   Under this plan
Heartland may issue treasury shares at a price equal to the price paid when acquired as treasury shares. Cumulative shares sold through December 31, 1996, under the plan were 172,366. Total compensation expense associated with this plan was $215 in 1996. No compensation expense was recognized for issuances prior to 1996, as the issuance price was equal to market.

                               1996           1995
                              ------         ------
Granted                       69,538         15,350
Exercised                     41,904         15,350
Forfeited                     27,634              -
Average Offering Price        $16.20         $14.59

Heartland's Stock Option Plan ("Plan") is administered by the Compensation Committee ("Committee") of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the Plan, 600,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Committee but may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 1996, there were 380,753 shares available for issuance under the Plan.

Under the Plan, stock appreciation rights ("SARS") may also be granted alone or in tandem with or with reference to a related stock option, in which event the grantee, at the exercise date, has the option to exercise the option or the SARS, but not both. SARS entitle the holder to receive in cash or stock, as determined by the Committee, an amount per share equal to the excess of the fair market value of the stock on the date of exercise over the fair value at the date the SARS or related options were granted. SARS may be exercisable for up to ten years after the date of grant. No SARS have been granted under the Plan.

A summary of the status of the Plan as of December 31, 1996 and 1995, and changes during the years ended follows:

                                    1996                1995
                                   Weighted-           Weighted-
                                   Average              Average
                       Shares      Exercise   Shares   Exercise
                       (000)        Price      (000)    Price
                       ------      --------   ------   --------
Outstanding at
 beginning of year       124         $16          -     $  -
Granted                  111          19        124       16
Exercised                (23)         21          -        -
Forfeited                (16)         22          -        -
                         ---                    ---
Outstanding at
end of year              196         $17        124      $16
                                                ===
Options exercisable
  at end of year           3         $24
Weighted-average fair
  value of options
  granted during
  the year              $4.13                   $6.60

As of December 31, 1996, options outstanding had exercise prices ranging from $16.00 and $24.00 per share, respectively, and a weighted-average remaining contractual life of 8.62 years.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:

                                    1996           1995
                                   ------         ------
Risk-free interest rate             5.68%          6.59%
Expected option life               10 Years       10 Years
Expected volatility                28.62%         28.62%
Expected dividends                  2.29%          1.88%

Heartland applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost for its stock options has been recognized in the financial statements. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Heartland's net income would have been reduced to the pro forma amounts indicated below:

                                    1996           1995
                                    ----           ----

Net income as reported             $8,006         $7,574
Pro forma                           7,853          7,514

Earnings per share as reported      $1.70          $1.58
Pro forma                            1.67           1.56

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995, is not considered.

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 200,000 shares is available for sale under the ESPP. For the year ended December 31, 1996, Heartland approved a price of 100% of fair market value at July 1, 1996. At December 31, 1996, 6,265 shares were purchased under the ESPP at no charge to Heartland's earnings.

During each of the years ended December 31, 1996 and 1995, Heartland acquired shares for use in the executive stock purchase plan, the Plan and the ESPP. Shares acquired totaled 37,309 and 85,138 for 1996 and 1995, respectively.

FIFTEEN
FAIR VALUE OF FINANCIAL INSTRUMENTS

Following are disclosures of the estimated fair value of Heartland's financial instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Heartland could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                              December 31,        December 31,
                                 1996                1995
                           -------------------------------------
                           Carrying    Fair    Carrying    Fair
                            Amount    Value     Amount    Value
                           -------------------------------------
Financial Assets:
 Cash and cash equivalents  $ 40,080 $ 40,080  $ 54,805 $ 54,805
 Time deposits in other
 banks                           167      167       145      145
 Securities available for
  sale                       181,815  181,815   145,857  145,857
 Securities held to
  maturity                     2,151    2,245     2,369    2,503
 Loans and leases, net of
  unearned                   484,085  484,828   454,905  455,461
Financial Liabilities:
 Demand deposits              55,482   55,482    49,283   49,283
 Savings deposits            224,317  224,317   210,853  210,853
 Time deposits               278,544  280,353   274,451  276,920
 Short-term borrowings        56,358   56,368    23,241   23,310
 Other borrowings             42,506   42,420    45,400   45,728

Cash and Cash Equivalents and Time Deposits in Other Banks - The carrying amount is a reasonable estimate of fair value.

Securities - For securities either held to maturity or available for sale, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held for sale is estimated using quoted market prices.

Deposits - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term and Other Borrowings - Rates currently available to the Banks for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Unused Lines of Credit and Standby Letters of Credit - Based upon management's analysis of the off balance sheet financial instruments, there are no significant unrealized gains or losses associated with these financial instruments based upon our review of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

SIXTEEN
REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS ON SUBSIDIARY
DIVIDENDS

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. The regulations prescribe specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Banks met all capital adequacy requirements to which they were subject.

As of December 31, 1996, the most recent notification from the FDIC categorized each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Banks' actual capital amounts and ratios are also presented in the table below.

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 1996
Total Capital (to Risk-
 Weighted Assets)

  Consolidated   $73,777  14.28% $41,334  >8.0%      N/A
  DB&T            43,882  12.67%  27,709  >8.0%   $34,637 >10.0%
  Galena           9,140  13.74%   5,322  >8.0%     6,652 >10.0%
  FCB             13,322  15.17%   7,026  >8.0%     8,783 >10.0%
  Riverside        3,171  19.42%   1,306  >8.0%     1,633 >10.0%

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated   $67,701  13.10% $20,667  >4.0%       N/A
  DB&T            39,593  11.43%  13,855  >4.0%   $20,782 > 6.0%
  Galena           8,307  12.49%   2,661  >4.0%     3,991 > 6.0%
  FCB             12,603  14.35%   3,513  >4.0%     5,270 > 6.0%
  Riverside        3,029  18.55%     653  >4.0%       980 > 6.0%

Tier 1 Capital
 (to Average Assets)
  Consolidated   $67,701   9.81% $27,594  >4.0%       N/A
  DB&T            39,593   8.58%  18,464  >4.0%   $23,080 > 5.0%
  Galena           8,307   7.63%   4,356  >4.0%     5,445 > 5.0%
  FCB             12,603  11.17%   4,514  >4.0%     5,643 > 5.0%
  Riverside        3,029  20.45%     593  >4.0%       741 > 5.0%

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 ------   -----  ------   -----   ------  -----

As of December 31, 1995
Total Capital (to
 Risk Weighted Assets)

Consolidated     $66,165  14.46% $36,603  >8.0%       N/A
  DB&T            40,437  12.55%  25,785  >8.0%   $32,232 >10.0%
  Galena           8,722  13.70%   5,092  >8.0%     6,366 >10.0%
  FCB             13,085  18.41%   5,687  >8.0%     7,109 >10.0%
  Riverside        3,684 184.66%     160  >8.0%       200 >10.0%

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated   $60,780  13.28% $18,302  >4.0%       N/A
  DB&T            36,512  11.33%  12,893  >4.0%   $19,339 > 6.0%
  Galena           7,926  12.45%   2,546  >4.0%     3,819 > 6.0%
  FCB             12,429  17.48%   2,844  >4.0%     4,265 > 6.0%
  Riverside        3,676 184.26%      80  >4.0%       120 > 6.0%

Tier 1 Capital
 (to Average Assets)
  Consolidated   $60,780   9.47% $25,666  >4.0%       N/A
  DB&T            36,512   8.36%  17,468  >4.0%   $21,836 > 5.0%
  Galena           7,926   7.54%   4,205  >4.0%     5,256 > 5.0%
  FCB             12,429  11.81%   4,210  >4.0%     5,262 > 5.0%
  Riverside        3,676 282.55%      52  >4.0%        65 > 5.0%

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings which could be available for the payment of dividends to Heartland totaled approximately $28,150 as of December 31, 1996, under the most restrictive minimum capital requirements.

SEVENTEEN
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc.
is as follows:

Balance Sheets
December 31,                                 1996        1995
                                          ---------    ---------
Assets:
 Cash and interest bearing deposits       $  3,208     $    356
 Investment in subsidiaries                 66,722       64,268
 Other assets                                  204           26
 Due from subsidiaries                         215            -
                                          ---------    ---------
  Total                                   $ 70,349     $ 64,650
                                          =========    =========
Liabilities
 and Stockholders' Equity:
Liabilities:
 Accrued expenses and other liabilities   $     90     $    144
                                          ---------    ---------
  Total liabilities                             90          144
                                          ---------    ---------
Stockholders' Equity:
 Common stock                                4,854        2,427
 Capital surplus                            13,366       13,090
 Retained earnings                          52,864       49,171
 Net unrealized gain on securities
  available for sale                         1,327        2,620
 Treasury stock                             (2,152)      (2,802)
                                          ---------    ---------
Total stockholders' equity                $ 70,259       64,506
                                          ---------    ---------
Total                                     $ 70,349     $ 64,650
                                          =========    =========


Income Statements for the
Years Ended December 31,            1996      1995      1994
                                   ------    ------    ------
Operating revenues:
Dividends from subsidiaries        $5,611    $6,574    $5,018
Other                                   4         -         3
                                   ------    ------    ------
Total operating revenues            5,615     6,574     5,021
                                   ------    ------    ------
Operating expenses:
Outside services                      197       154       380
Other operating expenses              443       460       401
Interest                                -         -         4
Amortization of non-compete
 agreement                              -         -       162
                                   ------    ------    ------
Total operating expenses              640       614       947
                                   ------    ------    ------
Equity in undistributed earnings    2,815     1,421     2,834
                                   ------    ------    ------
Income before income tax benefit    7,790     7,381     6,908
Income tax benefit                    216       193       232
                                   ------    ------    ------
Net income                         $8,006    $7,574    $7,140
                                   ======    ======    ======

Statements of Cash Flows For
the Years Ended December 31,        1996      1995      1994
                                   ------    ------    ------

Cash flows from operating
 activities:
Net income                         $8,006    $7,574    $7,140
Keokuk Bancshares, Inc.
 earnings October 1, 1993,
 through December 31, 1993              -         -      (525)
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Undistributed earnings of
 subsidiaries                      (2,815)   (1,421)   (2,834)
 Amortization                           -         -       162
 (Increase) decrease in due
  from subsidiaries                  (215)      720      (187)
Increase (decrease) in other
  liabilities                         (54)       17       240
 (Increase) decrease in other
  assets                             (178)       94      (105)
                                   -------   -------   -------
Net cash provided by operating
 activities                         4,744     6,984     3,891
                                   -------   -------   -------
Cash flows from investing
 activities:
Initial capital injection for
 subsidiaries                        (543)   (4,000)        -
Payments for purchase of
 subsidiaries                           -         -        (3)
Capital expenditures                    -         -        (3)
Other                                   -        18        21
                                   -------   -------   -------
Net cash provided (used) by
 investing activities                (543)   (3,982)       15
                                   -------   -------   -------
Cash flows from financing
 activities:
Payments on other borrowings            -      (162)   (1,936)
Cash dividends paid                (1,886)   (2,360)     (785)
Purchase of treasury stock           (759)   (2,855)     (185)
Sale of treasury stock              1,296       236         3
Issuance of common stock                -         -       166
Redemption of redeemable
 preferred stock                        -         -       (67)
                                   -------   -------   -------

Net cash (used) by
 financing activities              (1,349)   (5,141)   (2,804)
                                   -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents               2,852    (2,139)    1,102
Cash and cash equivalents at
 beginning of year                    356     2,495     1,393
                                   -------   -------   -------
Cash and cash equivalents at
 end of year                       $3,208    $  356    $2,495
                                   =======   =======   =======
Representations of Management

Management is responsible for the contents of the consolidated financial statements and other information contained in other sections of this annual report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate to reflect, in all material respects, the substance of events and transactions that should be included. The consolidated financial statements reflect management's judgments and estimates as to the effects of events and transactions that are accounted for or disclosed.

The company maintains accounting and reporting systems, supported by an internal accounting control system, which are adequate to provide reasonable assurance that transactions are authorized, assets are safeguarded and reliable consolidated financial statements are prepared, recognizing the cost and expected benefits of internal accounting controls. A staff of internal auditors conducts ongoing reviews of accounting practices and internal accounting controls.

The consolidated financial statements as of December 31, 1996, 1995 and 1994, of Heartland Financial USA, Inc. and its wholly-owned subsidiaries: Dubuque Bank and Trust Company, DB&T Insurance, Inc., DB&T Community Development Corp., Galena State Bank and Trust Company, Riverside Community Bank, Keokuk Bancshares, Inc., First Community Bank, FSB, Citizens Finance Co. and ULTEA, Inc. were audited by independent certified public accountants. Their role is to render independent professional opinions of the fairness of the consolidated financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards.

The Audit Committees of the Boards of Directors of member banks meet periodically with the internal auditors to review matters relating to internal accounting controls and the nature, extent and results of audit efforts. The internal auditors and independent certified public accountants have free access to the Audit Committees.


/s/ Lynn B. Fuller
-------------------------
Lynn B. Fuller
President, Heartland Financial USA, Inc.


/s/ John K. Schmidt
------------------------
John K. Schmidt
Executive Vice President and CFO, Heartland Financial USA, Inc.


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartland Financial USA, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Des Moines, IA
January 30, 1997


ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

DIRECTOR NOMINEES

                Served as          Position with Heartland
Name            Heartland          and the Subsidiaries and
(Age)           Director Since     Principal Occupation
-------------   -----------------  -------------------------
CLASS I
(Term Expires 2000)

Lynn B. Fuller        1987         President of Heartland;
(Age 47)                           Director, President and
                                   Chief Executive Officer of
                                   DB&T; Director of Galena (1992-
                                   present); Director and
                                   President of DB&T Insurance,
                                   Citizens and DB&T Development
                                   (1994-present); Director of
                                   Keokuk (1994-present), First
                                   Community (1994-present) and
                                   DBT Investment (1994-present);
                                   Director and Chairman of
                                   Riverside (1995-present);
                                   Director and Chairman of
                                   ULTEA, Inc. (1996-present);
                                   Director, Cottage Grove State
                                   Bank (1997-present).

Gregory R. Miller   1994           Executive Vice President
(Age 48)                           of Heartland (1996-present);
                                   Director (1990-1995),
                                   President and Chief Executive
                                   Officer of Keokuk; President
                                   and Chief Executive Officer of
                                   First Community; President of
                                   KFS Services, Inc.

CONTINUING DIRECTORS

                Served as          Position with Heartland
Name            Heartland          and the Subsidiaries and
(Age)           Director Since     Principal Occupation
--------------- -----------------  -------------------------
CLASS II
(Term Expires 1998)

Mark C. Falb        1995           Director of DB&T; President
(Age 49)                           and Chief Executive
                                   Officer (1983-1992) and
                                   Chairman of the Board (1992)
                                   of Wm. C. Brown Companies;
                                   Chairman of the Board and
                                   Chief Executive Officer of
                                   Westmark Enterprises, Inc.
                                   (1992-present) and
                                   Kendall/Hunt Publishing
                                   Company.

James A. Schmid       1981         Vice Chairman of the Board of
(Age 73)                           Heartland (1991-present);
                                   Chairman of the Board and
                                   Director of DB&T; Director of
                                   DB&T Insurance, Citizens and
                                   DB&T Development (1994-
                                   present); Chairman of the
                                   Board (1991-present),
                                   President (1974-1992) and
                                   Chief Executive Officer (1992-
                                   present) of Crescent Electric
                                   Supply Company.

Robert Woodward       1987         Director of DB&T, DB&T
(Age 60)                           Insurance, Citizens and
                                   DB&T Development Corp. (1994-
                                   present); Chairman of the
                                   Board and Chief Executive
                                   Officer of Woodward
                                   Communications, Inc. (1995-
                                   present).

CLASS III
(Term Expires 1999)

Lynn S. Fuller        1981         Chairman of the Board and
(Age 72)                           Chief Executive Officer
                                   of Heartland; Director and
                                   Vice Chairman of the Board of
                                   DB&T; Director of DB&T
                                   Insurance, Citizens and DB&T
                                   Development (1994-present).
Evangeline K. Jansen
(Age 80)              1981         Director of DB&T, DB&T
                                   Insurance, Citizens and DB&T
                                   Development Corp. (1994-
                                   present).

All of Heartland's directors will hold office for the terms indicated, or until their respective successors are duly elected and qualified. There are no arrangements or understandings between Heartland and any other person pursuant to which any of Heartland's directors have been selected for their respective positions. No member of the Board of Directors is related to any other member of the Board of Directors, except that Lynn S. Fuller is the father of Lynn B. Fuller.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the Board of Directors. The names and ages of the executive officers of Heartland as of December 31, 1996, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.

                                      Position with Heartland
                                      and Subsidiaries
     Name                Age          and Principal Occupation

Lynn B. Fuller           47        Director and President
                                   of Heartland; Director,
                                   President and Chief Executive
                                   Officer of DB&T; Director of
                                   Keokuk, Galena, First
                                   Community, Cottage Grove
                                   State Bank, DB&T Insurance,
                                   Citizens, DBT Investment and
                                   DB&T Development; President
                                   of DB&T Insurance, DB&T
                                   Development and Citizens;
                                   Chairman and Director of
                                   Riverside; Chairman and
                                   Director of ULTEA.

Lynn S. Fuller           72        Chairman of the Board
                                   and Chief Executive Officer
                                   of Heartland; Director and
                                   Vice Chairman of the Board of
                                   DB&T; Director of DB&T
                                   Insurance, Citizens and DB&T
                                   Development

James A. Schmid          73        Vice Chairman of the
                                   Board of Heartland; Chairman
                                   of the Board of DB&T;
                                   Director of DB&T Insurance,
                                   Citizens and DB&T
                                   Development; Chairman of the
                                   Board and Chief Executive
                                   Officer of Crescent Electric
                                   Supply Company

John K. Schmidt          37        Executive Vice President
                                   and Chief Financial Officer
                                   of Heartland; Senior Vice
                                   President and Chief Financial
                                   Officer of DB&T; Treasurer of
                                   DB&T Insurance and Citizens;
                                   Director of DBT Investment;
                                   Vice President and Assistant
                                   Secretary of Ultea

Greg R. Miller           48        Executive Vice President
                                   of Heartland; Director,
                                   President and Chief Executive
                                   Officer of Keokuk and First
                                   Community; President of KFS
                                   Services, Inc.

Kenneth J. Erickson      45        Senior Vice President of
                                   Heartland; Senior Vice
                                   President, Lending of DB&T;
                                   Senior Vice President of Cit-
                                   izens; Director of ULTEA

Edward H. Everts         45        Senior Vice President,
                                   Heartland; Senior Vice
                                   President of Operations and
                                   Retail Banking of DB&T

Douglas J. Horstmann     43        Senior Vice President,
                                   Lending of DB&T; Executive
                                   Vice President of DB&T
                                   Development

Paul J. Peckosh          51        Senior Vice President,
                                   Trust of DB&T


Mr. Lynn B. Fuller is the son of Mr. Lynn S. Fuller. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a director of Heartland and of DB&T since 1984 and has been President of Heartland and DB&T since 1987. He has been a director of the Galena Bank since its acquisition by Heartland in 1992 and of Keokuk Bancshares and First Community since the merger in 1994. Mr. Fuller joined DB&T in 1971 as a consumer loan officer and was named DB&T's Executive Vice President and Chief Executive Officer in 1985. He was named Chairman and Director of Riverside in conjunction with the opening of the de novo operation in 1995.

Lynn S. Fuller has been a director of Heartland since its formation in 1981 and of DB&T since 1964. Mr. Fuller began his banking career in 1946 in Minnesota, and he returned to Iowa in 1949 to serve as Executive Vice President and Cashier of Jackson State Savings Bank in Maquoketa. Mr. Fuller joined DB&T in 1964. He was later named President of DB&T and held this position until 1987. Mr. Fuller remains as the Chairman of the Board and Chief Executive Officer of Heartland.

James A. Schmid has been a director of Heartland since its formation in 1981 and of DB&T since 1966. Mr. Schmid also currently serves as the Vice Chairman of Heartland and as the Chairman of the Board of DB&T. He is the Chairman of the Board and Chief Executive Officer of Crescent Electric Supply Company, in East Dubuque, Illinois.

John K. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991. He has been employed by DB&T since September, 1984 and became DB&T's Vice President, Finance in 1986, and Senior Vice President and Chief Financial Officer in January, 1991. Mr. Schmidt is a certified public accountant and worked at KPMG Peat Marwick in Des Moines, Iowa, from 1982 until joining DB&T.

Greg R. Miller was appointed Executive Vice President of Heartland in 1996. Mr. Miller joined First Community in 1987 as Executive Vice President and was appointed President and Chief Executive Officer of Keokuk and First Community in 1988. He became a Heartland director in 1994 in conjunction with the merger of Heartland with Keokuk. Mr. Miller is a certified public accountant and was the Chief Executive Officer of Keokuk Area Hospital immediately prior to joining First Community.

Kenneth J. Erickson has been Senior Vice President of Heartland since 1992 and Senior Vice President, Lending of DB&T since 1989.
Mr. Erickson joined DB&T in 1975 and was appointed Vice
President, Commercial Loans in 1985.

Edward H. Everts was appointed as Senior Vice President of
Heartland in 1996. Mr. Everts joined DB&T as Senior Vice
President, Operations and Retail Banking in 1992. Prior to his service with DB&T, Mr. Everts was Vice President and Lead Retail
Banking Manager of First Bank, Duluth, Minnesota.

Douglas J. Horstmann has been Senior Vice President, Lending, of
DB&T since 1989. Mr. Horstmann joined DB&T in 1980 and was appointed Vice President, Commercial Loans in 1985. Prior to joining DB&T, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh has been Senior Vice President, Trust, of DB&T since 1991. Mr. Peckosh joined DB&T in 1975 as Assistant Vice President, Trust and was appointed Vice President, Trust in 1980. Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.


ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or granted to Heartland's Chief Executive Officer and to each of the other five most highly compensated executive officers of Heartland or the Subsidiaries for the fiscal year ended December 31, 1996:

SUMMARY COMPENSATION TABLE

                                           Annual Compensation
                                           -------------------
(a)                             (b)       (c)            (d)
                                Fiscal
                                Year
                                Ended
Name and                        December                 Bonus
Principal Position              31st     Salary($)(1)    ($)(2)
----------------------------    -------- ------------   --------

Lynn B. Fuller                  1996      $157,000       $72,523
President of Heartland          1995       155,000        83,031
                                1994       150,000        92,807

Lynn S. Fuller, Chairman        1996      $105,000       $   ---
and Chief Executive Officer     1995       105,000           ---
of Heartland                    1994       105,000           ---

Gregory R. Miller               1996      $103,591       $14,304
Executive Vice President        1995        99,607        14,304
of Heartland(4)                 1994        92,407        36,000

John K. Schmidt                 1996      $ 99,000       $26,257
Executive Vice President        1995        95,000        25,575
and Chief Financial Officer     1994        90,000        29,277
of Heartland

Kenneth J. Erickson             1996      $ 96,000       $22,946
Senior Vice President           1995        90,000        15,940
of Heartland                    1994        84,000        20,371

Douglas J. Horstmann            1996      $ 96,000       $17,946
Senior Vice President           1995        90,000        15,940
of DB&T                         1994        84,000        20,371

SUMMARY COMPENSATION TABLE

                                           Long Term
                                           Compensation Awards
                                           -------------------
(a)                   (b)     (f)        (g)           (h)

                     FY                  Securities    All
                     Ended    Restricted Underlying    Other
Name and             Dec.     Stock      Options/      Compensa-
Principal Position   31st     Awards($)  SARs(#)       tion($)(3)
------------------- ------   ----------  ----------    ----------
Lynn B. Fuller        1996     $   ---       $12,000     $28,168
President             1995         ---        24,000      20,473
of Heartland          1994         ---           ---      19,014

Lynn S. Fuller        1996     $   ---       $   ---     $25,036
Chairman and Chief    1995         ---           ---      19,964
Executive Officer     1994         ---           ---      16,062
of Heartland

Gregory R. Miller     1996     $   ---       $ 6,000     $19,143
Executive Vice        1995         ---        12,000      16,930
President             1994         ---           ---      15,409
of Heartland(4)

John K. Schmidt       1996     $   ---       $ 8,000     $18,602
Executive Vice        1995         ---        16,000      15,650
President and         1994         ---           ---      13,920
Chief Financial
Officer of Heartland

Kenneth J. Erickson   1996     $   ---       $ 8,000     $19,117
Senior Vice President 1995         ---        16,000      13,899
of Heartland          1994         ---           ---      12,211

Douglas J. Horstmann  1996     $   ---       $ 8,000     $18,358
Senior Vice President 1995         ---        16,000      13,898
of DB&T               1994         ---           ---      12,211

     (1)  Includes amounts deferred under Heartland's Retirement
Plan for 1994 and 1995. The amount shown for 1996 is subject to adjustment and payment in April, 1997.

     (2) The amounts shown represent amounts received under Heartland's Management Incentive Compensation Plan for 1994 and
1995. The amount shown for 1996 is subject to adjustment prior to payment.

     (3) The amounts shown represent amounts contributed on behalf of the respective officer to Heartland's Retirement Plan, and, for 1995 and 1996, also represents the allocable portion of the premium paid for life insurance under Heartland's split-dollar life insurance plan for certain of the named executive officers. For 1996, such amounts also include the aggregate value of the discount to market price of shares purchased under Heartland's Employee Stock Purchase Plan and/or Heartland's Executive Restricted Stock Purchase Plan. For Messrs. Lynn S. Fuller and Lynn B. Fuller, the amount shown includes transportation-related expenses. For 1996, the amount contributed for each officer under the Retirement Plan, and the aggregate below market discount realized by each named individual, is as follows; $18,622 and $7,171 for Mr. Lynn B. Fuller, $14,361 and $4,244 for Mr. Lynn S. Fuller, $15,117 and $4,026 for Mr. Miller, $15,759 and $2,705 for Mr. Schmidt and $14,349 and $4,587 for Mr.
Erickson and $14,349 and $3,858 for Mr. Horstmann.

     (4) Mr. Miller became an executive officer of a subsidiary of Heartland following the July 1, 1994, acquisition by the Company of Keokuk Bancshares. The figures include salary, bonus and other compensation received by Mr. Miller as an officer of Keokuk Bancshares and First Community prior to the acquisition and as an officer of First Community and Heartland following the acquisition.

Stock Option Information

The following table sets forth certain information concerning the number and value of stock options granted in the last fiscal year to the individuals named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

(a)                             (b)        (c)         (d)
                                           % of
                                           Total
                                           Options
                                           Granted
                                           to          Exercise
                                Options    Employees   or Base
                                Granted    in Fiscal   Price
Name                            (#)(1)     Year        (S/Sh)
----                            -------    ---------   --------

Lynn B. Fuller                  12,000        17%      $17.25
Lynn S. Fuller                     ---        --          ---
Gregory R. Miller                6,000         9%       17.25
John K. Schmidt                  8,000        12%       17.25
Kenneth J. Erickson              8,000        12%       17.25
Douglas J. Horstmann             8,000        12%       17.25

OPTION GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS

(a)                             (e)               (f)
                                                  Grant Date
                                Expiration        Present Value
Name                            Date              ($) (2)(3)
----                            ----------        -------------

Lynn B. Fuller                  02/06/06          $74,280
Lynn S. Fuller                      ----              ---
Gregory R. Miller               02/06/06           37,140
John K. Schmidt                 02/06/06           49,520
Kenneth J. Erickson             02/06/06           49,520
Douglas J. Horstmann            02/06/06           49,520

(1)  Options become exercisable in three equal portions on the day after the third, fourth and fifth anniversaries of the
February 6, 1996 date    of grant.

(2) The Black Scholes valuation model was used to determine the grant date present values. Significant assumptions include: risk-free interest rate, 5.68%; expected option life, 10 years;
expected volatiliity, 28.62%; expected dividends, 2.29%.

(3) The ultimate value of the options will depend on the future market price of Heartland's Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an executive may realize upon the exercise of an option will depend on the excess of the market value of Heartland's Common Stock, on the date the option is exercised, over the exercise price of the option.

     The following table sets forth certain information concerning the number and value of stock options at December 31, 1996 held by the named executive officers. No stock options were exercised during 1996 by such persons.

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                        OPTION/SAR VALUES

                                    Number of
                                    Securities
                                    Underlying      Value of
                                    Unexercised    Unexercised
                Shares             Options/SARs   In-the-Money
                Acquired            at FY End     Options/SARs
                   On    Value       (#)(d)(1)   at FY-End($)(e)
                Exercise Realized  Exer- Unexer-  Exer- Unexer-
                (#)(b)   ($)(c)  cisable cisable cisable cisable
                -------- ------- --------------- ---------------
Lynn B. Fuller      -       $-      -    36,000    $-   $273,000
Lynn S. Fuller      -        -      -      ---      -      ---
Gregory R. Miller   -        -      -    18,000     -    136,500
John K. Schmidt     -        -      -    24,000     -    182,000
Kenneth J. Erickson -        -      -    24,000     -    182,000
Douglas J. Horstman -        -      -    24,000     -    182,000

(1) In addition to options granted in 1996, such amounts include options granted in 1995 at an exercise price of $16.00 per share and vesting one-third each on May 18, 1998, 1999 and 2000.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Heartland's Common Stock at March 2410, 1997, by each person known by Heartland to be the beneficial owner of more than 5% of the outstanding Common Stock, by each director or nominee, by each executive officer named in the Summary Compensation Table and by all directors and executive officers of Heartland as a group.

Name of Individual and        Amount and Nature of   Percent
Number of Persons in Group    Beneficial Ownership(1)  of Class
--------------------------    -----------------------  --------

5% Stockholders
Dubuque Bank and Trust Company
1398 Central Avenue
Dubuque, Iowa  52001            459,540 (2)           9.7%

Heartland Partnership, L.P.
1145 S. Grandview
Dubuque, Iowa  52003            278,000 (3)           5.9%

Directors
Mark C. Falb                     98,096 (4)           2.1%
Lynn B. Fuller                   63,264 (5)           1.3%
Lynn S. Fuller                  461,238 (6)           9.7%
Evangeline K. Fuller            564,656 (7)          11.9%
Gregory R. Miller               104,674 (8)           2.2%
James A. Schmid                 191,440 (9)           4.0%
Robert Woodward                 215,710 (10)          4.6%

Other Executive Officers
John K. Schmidt                  12,796                 *
Kenneth J. Erickson              16,315 (11)            *
Douglas J. Horstmann             16,149 (12)            *
All directors and executive
officers as a group
(12 persons)                  1,769,259              37.4%

*    Less than one percent

     (1) The information contained in this column is based upon information furnished to Heartland by the persons named above and the members of the designated group. Amounts reported include shares held directly as well as shares which are held in retirement accounts and shares held by certain members of the named individuals' families or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which shares the respective director may be deemed to have sole or shared voting and/or investment power. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares shall not constitute an admission of beneficial ownership or voting and investment power over included shares.

     (2) Includes 253,884 shares over which DB&T has sole voting and investment power and 205,656 shares over which DB&T has shared voting or investment power.

     (3)  Mr. Lynn S. Fuller, Chairman of the Board and Chief
Executive Officer of Heartland, is the General Partner of
Heartland Partnership, L.P., and in such capacity exercises sole voting and investment power over such shares.

     (4) Includes 53,488 shares over which Mr. Falb has shared voting and investment power and 22,352 shares held by Mr. Falb's spouse, as trustee, over which Mr. Falb has no voting or investment power.

     (5) Includes an aggregate of 2,020 shares held by Mr. Fuller's spouse and minor child, over which shares Mr. Fuller has shared voting and investment power. Excludes 7,000 shares held by the Heartland Partnership, L.P. over which Mr. Fuller has no voting or investment power but in which Mr. Fuller does have a beneficial interest.

     (6) Includes shares held by the Heartland Partnership, L.P., as well as 35,182 shares held by a trust for which Mr.
Fuller's spouse is a trustee and over which shares Mr. Fuller has shared voting and investment power.

     (7)  Represents shares held in certain trusts for which Ms.
Jansen serves as trustee or co-trustee. Voting and investment power is shared with respect to 144,256 of such shares.

     (8)  Includes an aggregate of 37,304 shares held by Mr.
Miller's spouse and minor child, over which shares Mr. Miller has no voting or investment power.

     (9) Includes 5,392 shares held by Mr. Schmid's wife, over which Mr. Schmid has shared voting and investment power, 73,336 shares held in trust over which Mr. Schmid has sole voting and investment power, and 42,192 shares held by Crescent Realty Corp., of which Mr. Schmid is a controlling person.

     (10) Includes an aggregate of 130,600 shares held by various trusts of which Mr. Woodward is a trustee and over which shares
Mr. Woodward has shared voting and investment power over 124,200 shares and sole voting and invest power over 6,400 shares.

     (11) Includes 2,400 shares held by Mr. Erickson jointly with his spouse, over which shares Mr. Erickson has shared voting and investment power.

     (12) Includes 9,000 shares held by Mr. Horstmann's spouse, over which shares Mr. Horstmann has shared voting and investment power.

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that Heartland's directors, executive officers and 10% stockholders file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish Heartland with copies of all Section 16(a) forms they file. Based solely upon Heartland's review of such forms, Heartland is not aware that any of its directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1996 through December 31, 1996.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors and officers of Heartland and the Subsidiaries, and their associates, were customers of and had transactions with Heartland and one or more of the Subsidiaries during 1996. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.


PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The documents filed as a part of this report are listed below:


3.   Exhibits

     The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the "Index of Exhibits" immediately following the signature page.

(b)  Reports of Form 8-K:

     There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1997.

Heartland Financial USA, Inc.



By:/s/ Lynn S. Fuller          By:  /s/ John K. Schmidt
   ------------------------         ------------------------
   Lynn S. Fuller                   John K. Schmidt
   Chairman and                     Executive Vice President
   Principal Executive Officer      and Principal Financial
                                    and Accounting Officer

Date: March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1997.


/s/ Lynn B. Fuller                 /s/ Lynn S. Fuller
-----------------------------      -----------------------------
Lynn B. Fuller                     Lynn S. Fuller
President and Director             Chairman, CEO and Director


/s/ James A. Schmidt               /s/ Mark C. Falb
-----------------------------      -----------------------------
James A. Schmid                    Mark C. Falb
Vice Chairman and Director         Director


/s/ Gregory R. Miller              /s/ Evangeline K. Jansen
-----------------------------      -----------------------------
Gregory R. Miller                  Evangeline K. Jansen
Director and                       Director
Executive Vice President


/s/ Robert Woodward
-----------------------------
Robert Woodward
Director

3.        Exhibits

  3.1     Certificate of Incorporation of Heartland Financial
          USA, Inc. (Filed as Exhibit 3.1 to Registrant's
          Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

  3.2     Bylaws of Heartland Financial USA, Inc.
          (Filed as Exhibit 3.2 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

  4.1     Specimen Stock Certificate of Heartland Financial
          USA, Inc. (Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission May 4, 1994, as amended (SEC File No. 33-76228)

 10.1     Heartland Financial USA, Inc. 1993 Stock Option
          Plan (Filed as Exhibit 10.1 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.2     Heartland Financial USA, Inc. Executive Restricted
          Stock Purchase Plan (Filed as Exhibit 10.2 to
          Registrant's Form S-4 for the fiscal year ended
          December 31, 1993, and incorporated by
          reference herein.)

 10.3     Dubuque Bank and Trust Management Incentive
          Compensation Plan (Filed as Exhibit 10.3 to
          Registrant's Form S-4 for the fiscal year ended
          December 31, 1993, and incorporated by
          reference herein.)

 10.4     Dubuque Bank and Trust Executive Death Benefit
          Plan (Filed as Exhibit 10.4 to
          Registrant's Form S-4 for the fiscal year ended
          December 31, 1993, and incorporated by reference herein.)

 10.5     Change of Control Agreement
          between Heartland Financial USA, Inc. and Lynn B. Fuller dated February 11, 1993, (Filed as Exhibit 10.5 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.6 Change of Control Agreement between Heartland Financial USA, Inc. and John K. Schmidt dated February 11, 1993, (Filed as Exhibit 10.6 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.7     Employment Agreement between
          Heartland Financial USA, Inc. and Greg R. Miller dated
          June 30, 1994. (Filed as Exhibit 10.4 to Registrant's
          Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

 10.8     Change of Control Agreement
          between Heartland Financial USA, Inc. and Greg R. Miller dated June 30, 1994. (Filed as Exhibit 10.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

 10.9     ATM License Agreement between
          Dubuque Bank and Trust Company and Plus Systems, Inc., dated January 2, 1992, (Filed as Exhibit 10.9 to
          Registrant's Form S-4 for the fiscal year ended
          December 31, 1993, and incorporated by reference herein.)

 10.10 Service Mark License Agreement between Dubuque Bank and Trust Company and Cirrus System, Inc., dated September 1, 1988, (Filed as Exhibit 10.10 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.11    CSMA/FI Debit Processing
          Agreement between Dubuque Bank and Trust Company and
          Card Services--Members Associated dated May 4, 1993,
          (Filed as Exhibit 10.11 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.12    Bank Marketing Agreement
          between ADP, Inc. and Heartland Bancorp dated August
          26, 1993, (Filed as Exhibit 10.12 to Registrant's Form
          S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.13    Planning and Conceptual Design
          agreement between Galena State Bank and Trust Company and HBE Financial Facilities dated October 7, 1994.
          (Filed as Exhibit 10.5 to Registrant's Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

 10.14    Lease Agreement dated May 28,
          1970, for Unit 710, Kennedy Mall, Dubuque, Iowa, and as amended July 22, 1976, between Dubuque Bank and Trust Company and The Kennedy Mall, Inc. (Filed as Exhibit
          10.14 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.15    Lease Agreement for 1275 Main
          Street, Dubuque, Iowa, between Fischer & Co. and Dubuque Bank and Trust Company (as successor to Epworth Savings Bank) dated February 1, 1968 (Filed as Exhibit
          10.15 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.16    Processing Agreement between
          ITS, Inc., and Dubuque Bank and Trust Company (Filed as
          Exhibit 10.16 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

 10.18    Change of Control Agreement
          between Heartland Financial USA, Inc. and Kenneth J. Erickson dated January 1, 1995. (Filed as Exhibit 10.1 to Registrant's Form 10-K for the fiscal year ended December 31, 1994, and incorporated by reference herein.)

 10.19    Change of Control Agreement
          between Heartland Financial USA, Inc. and Douglas J.
          Horstmann dated January 1, 1995. (Filed as Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended
          December 31, 1994, and incorporated by reference herein.)

 10.20    Contract for Purchase and Sale
          between Heartland Financial USA, Inc. and Clyde and
          Marjorie Anderson, as Co-trustees of Anderson Trust No.
          70, dated February 28, 1995. (Filed as Exhibit 10.20 to
          Registrant's Form 10-K for the fiscal year ended
          December 31, 1995, and incorporated by reference herein.)

 10.21    Heartland Financial Money
          Purchase Pension Plan and Defined Contribution Master Plan and Trust Agreement dated January 1, 1995. (Filed as Exhibit 10.21 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.22    Heartland Financial USA, Inc.
          Self-Funded Employee Health Benefit Plan dated January
          1, 1996. (Filed as Exhibit 10.22 to Registrant's Form
          10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.23    Heartland Financial USA, Inc.
          Self-Funded Employee Dental Benefit Plan dated January
          1, 1996. (Filed as Exhibit 10.23 to Registrant's Form
          10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.24    Claim Processing Agreement
          between Seabury & Smith, Inc. and Heartland Financial USA, Inc. dated January 1, 1996. (Filed as Exhibit
          10.24 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.25    Dubuque Bank and Trust Company
          Executive Death Benefit Program Plan Revisions, Enrollment Booklet, and Universal Life Split-Dollar Agreement effective December 1, 1995, and similar agreement are in place at Galena State Bank and Trust Company, First Community Bank, FSB, and Riverside Community Bank. (Filed as Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.26    Employment Agreement between
          Heartland Financial USA, Inc. and Scott A. Hendee dated
          October 25, 1994. (Filed as Exhibit 10.26 to
          Registrant's Form 10-K for the fiscal year ended
          December 31, 1995, and incorporated by reference herein.)

 10.27    Employment Agreement between
          Heartland Financial USA, Inc. and Jerry L. Murdock dated February 11, 1995. (Filed as Exhibit 10.27 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.28    Employment Agreement between
          Heartland Financial USA, Inc. and Willard C. Brenner dated August 1, 1995. (Filed as Exhibit 10.28 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.29    Employment Agreement between
          Heartland Financial USA, Inc. and Thomas E. Belmont dated August 11, 1995. (Filed as Exhibit 10.29 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.30    Investment Center Agreement
          Focused Investment LLC and Heartland Financial USA, Inc. dated August 1, 1995. (Filed as Exhibit 10.30 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.31    Principal Member for Credit
          Card Issuance between Dubuque Bank & Trust Company and VISA USA, Inc. dated June 26, 1995. (Filed as Exhibit
          10.31 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.32    Standard Form of Agreement
          between Owner and Design/Builder between Riverside Community Bank and a Joint Venture of Pedriano Gustafson Inc. and Reitzel Construction Co. dated October 25, 1995. (Filed as Exhibit 10.32 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.33    Construction Agreement between
          HBE Financial Facilities and Galena State Bank and Trust Company dated October 20, 1995. (Filed as Exhibit
          10.33 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.34    Standard Form of Design-Build
          Agreement and General Conditions between Owner and Contractor between First Community Bank, FSB, and Altman-Charter Company dated November 13, 1995. (Filed as Exhibit 10.34 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

 10.35    Assignment between Galena
          State Bank and Trust Company and Hoskins Lumber Company dated February 7, 1996. (Filed as Exhibit 10.35 to
          Registrant's Form 10-K for the fiscal year ended
          December 31, 1995, and incorporated by reference herein.)

 10.36    Heartland Financial USA, Inc.
          Employee Stock Purchase Plan effective January 1, 1996,
          (Filed in conjunction with Form S-8 on June 18, 1996, and incorporated by reference herein.)

 10.37    The Stock Purchase Agreement
          between Heartland Financial USA, Inc. and the stockholders of Cottage Grove State Bank dated November
          8, 1996.

 10.38    Asset Purchase Agreement
          between ULTEA, LLC and Heartland Financial USA, Inc.
          dated December 4, 1996.

 11.      Statement re Computation of Per Share Earnings

 21.1     Subsidiaries of the Registrant

 23.      Consent of KPMG Peat Marwick LLP