Form 10-Q
period 1997-03-31
HEARTLAND FINANCIAL USA INC
filed 1997-05-15
CIK 920112

Submitted pursuant to Rule 901(d) of Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended March 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 12, 1997 the Registrant had outstanding
4,736,642 shares of common stock, $1.00 par value per share.

                  HEARTLAND FINANCIAL USA, INC.
                   Form 10-Q Quarterly Report

                        Table of Contents


                             Part I


Item 1.   Financial Statements                         1
Item 2.   Management's Discussion and Analysis of      8
          Financial Condition and Results of
          Operations

                             Part II

Item 1.   Legal Proceedings                            18
Item 2.   Changes in Securities                        18
Item 3.   Defaults Upon Senior Securities              18
Item 4.   Submission of Matters to a Vote of
          Security Holders                             18
Item 5.   Other Information                            18
Item 6.   Exhibits and Reports on Form 8-K             18


          Form 10-Q Signature Page                     19

                  HEARTLAND FINANCIAL USA, INC.
             CONSOLIDATED BALANCE SHEETS (Unaudited)
          (Dollars in thousands, except per share data)

                                        3/31/97        12/31/96
                                        -------        --------

ASSETS
Cash and due from banks                 $ 24,635       $ 40,080
Federal funds sold                         3,929              -
                                        ---------      ---------
Cash and cash equivalents                 28,564         40,080
Time deposits in other
 financial institutions                      372            167
Securities:
 Available for sale-at market
  (cost of $184,663 for 1997
  and $179,697 for 1996)                 185,692        181,815
 Held to maturity-at cost (approximate
  market value of $6,548 for 1997 and
  $2,245 for 1996)                         6,481          2,151
Loans and leases:
 Held for sale                             1,781          2,412
   Held to maturity                      514,829        481,673
Allowance for possible loan and
 lease losses                             (6,853)        (6,191)
                                        ---------      ---------
Loans and leases, net                    509,757        477,894
Premises, furniture and equipment, net    18,153         16,715
Other real estate, net                       562            532
Other assets                              21,532         17,198
                                        ---------      ---------
TOTAL ASSETS                            $771,113       $736,552
                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $ 52,493       $ 55,482
 Savings                                 237,173        224,317
 Time                                    301,996        278,544
                                        ---------      ---------
Total deposits                           591,662        558,343
Short-term borrowings                     60,197         56,358
Accrued expenses and other liabilities     8,823          9,086
Other borrowings                          39,582         42,506
                                        ---------      ---------
TOTAL LIABILITIES                        700,264        666,293
                                        ---------      ---------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                   -              -
Common stock (par value $1 per share;
 authorized, 7,000,000 shares;
 issued, 4,853,626 shares at
 March 31, 1997, and December 31, 1996)    4,854          4,854
Capital surplus                           13,396         13,366
Retained earnings                         54,165         52,864
Net unrealized gain on
 securities available for sale               646          1,327
Treasury stock at cost
 (118,678 and 118,066 shares
 at March 31, 1997, and
 December 31, 1996, respectively)         (2,212)        (2,152)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                70,849         70,259
                                        ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $771,113       $736,552
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                           Three Months Ended
                                         3/31/97        3/31/96
                                        --------       --------
INTEREST INCOME:
Interest and fees on loans and leases   $ 10,740       $  9,886
Interest on securities:
 Taxable                                   2,591          2,088
 Nontaxable                                  287            355
Interest on trading account securities         -              -
Interest on federal funds sold               151            213
Interest on interest bearing deposits
 in other financial institutions              19             75
                                        --------       --------
TOTAL INTEREST INCOME                     13,788         12,617
                                        --------       --------
INTEREST EXPENSE:
Interest on deposits                       5,996          5,717
Interest on short-term borrowings            737            416
Interest on other borrowings                 637            674
                                        --------       --------
TOTAL INTEREST EXPENSE                     7,370          6,807
                                        --------       --------
NET INTEREST INCOME                        6,418          5,810
Provision for possible loan
 and lease losses                            321            747
                                        --------       --------
NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE LOAN
 AND LEASE LOSSES                          6,097          5,063
                                        --------       --------
OTHER INCOME:
Service charges                              667            566
Trust fees                                   471            414
Brokerage commissions                         63             35
Insurance commissions                        139            154
Investment securities gains, net             293          1,322
Gain on sale of loans                         41             28
Other                                        175             67
                                        --------       --------

TOTAL OTHER INCOME                         1,849          2,586
                                        --------       --------
OTHER EXPENSES:
Salaries and employee benefits             3,034          2,750
Occupancy                                    353            283
Equipment                                    380            317
Outside services                             375            239
FDIC assessment                               20             50
Advertising                                  164            350
Other operating expense                      928            696
                                        --------       --------
TOTAL OTHER EXPENSES                       5,254          4,685
                                        --------       --------
INCOME BEFORE INCOME TAXES                 2,692          2,964
Income taxes                                 774            686
                                        --------       --------
NET INCOME                              $  1,918       $  2,278
                                        ========       ========

NET INCOME PER COMMON SHARE             $   0.40       $   0.48
CASH DIVIDENDS DECLARED
 PER COMMON SHARE                       $   0.13       $   0.10
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    4,736,756      4,708,447

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Three Months Ended
                                        3/31/97        3/31/96
                                        -------        -------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   $  4,072       $  3,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                    (16)            (3)
Redemption of time deposits                    6              -
Proceeds from the sale of
 securities available for sale            11,699          4,589
Proceeds from the sale of mortgage-
 backed securities available for sale          -              -
Proceeds from the maturity of and
 principal paydowns on
 securities held to maturity                 100             40
Proceeds from the maturity of and
 principal paydowns on
 securities available for sale             5,387          6,645
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale      1,801          2 075
Purchase of securities available
 for sale                                (15,209)        (9,962)
Purchase of mortgage-backed
 securities available for sale              (968)       (16,357)
Excess of cash and cash equivalents
 over purchase price of acquired bank     (2,521)             -
Purchase of interest in low-income
 housing project                               -         (2,865)
Net increase in loans and leases         (10,770)        (2,958)
Capital expenditures                        (918)          (578)
Proceeds on sale of fixed assets               1              -
Proceeds on sale of repossessed assets         4            156
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (11,404)       (19,218)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits
 and savings accounts                     (6,439)        (8,667)
Net increase in time deposit accounts      6,888          2,255
Net increase in other borrowings           1,500              -
Net increase (decrease) in
 short-term borrowings                    (5,614)         5,160
Purchase of treasury stock                  (154)          (167)
Proceeds from sale of treasury stock         251            651
Dividends                                   (616)          (472)
                                        ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES     (4,184)        (1,240)
                                        ---------      ---------
Net decrease in cash and cash
 equivalents                             (11,516)       (17,327)
Cash and cash equivalents at
 beginning of year                        40,080         54,805
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 28,564       $ 37,478
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $     18       $    197
                                        =========      =========
 Cash paid for interest                 $  7,254       $  6,627
                                        =========      =========
 Securities contributed to public
  charitable trust                                     $    220
                                                       =========
 Other borrowings transferred to
  short-term borrowings                 $  6,555       $  5,000

                                        =========      =========

Fair value of assets acquired           $ 42,418
Cash acquired                             (1,504)
Liabilities assumed                      (34,528)
Issuance of notes payable                 (3,865)
                                        ---------

Excess of cash and cash equivalents
 over purchase price of acquired
 bank                                   $  2,521
                                        =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 1996, included in the Company's Form 10-K filed with the Securities and
Exchange Commission on March 29, 1997.   Accordingly, footnote
disclosure which would substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of Heartland Financial USA, Inc. (the "Company") included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

On March 4, 1996, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on March 14, 1996, payable on March 29, 1996. Accordingly, all share and per share data have been restated to reflect the stock split.

NOTE 2:  ACQUISITIONS

On March 1, 1997, the Company acquired Cottage Grove State Bank, a Wisconsin state bank located in Cottage Grove, Wisconsin, with total assets of $39 million. The total cost of the acquisition was $7,890,000. The excess of the purchase price over the fair value of net assets acquired was $3,015,000. The transaction was accounted for as a purchase; accordingly, the results of operations, which were not material, were included in the Consolidated Financial Statements (unaudited) from the acquisition date.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

Operating earnings of $1,732,000 for the first quarter of 1997, were up 4.65% from the $1,655,000 earned in the same quarter of 1996. On a per common share basis, exclusive of nonrecurring items, the first quarter earnings increased from $.35 in 1996 to $.37 in 1997. Total earnings of $2,278,000 for the first quarter of 1996 included two significant items, the foremost of which was a gain of $1,174,000 on the sale of stock from the securities portfolio at First Community Bank, FSB ("FCB"). Additionally, FCB recorded a $469,000 writedown within its loan portfolio. Net income for the first quarter of 1997 totaled $1,918,000, a decrease of 15.80%. On a per common share basis, first quarter earnings decreased from $.48 in 1996 to $.40 in 1997.

NET INTEREST INCOME

For the first quarter of 1997, net interest income increased $608,000 or 10.46% when compared to the same period in 1996.
This increase was primarily attributable to growth within the loan portfolio and continued emphasis on controlling the
Company's cost of funds.   Net interest income to average earning
assets on a fully tax equivalent basis was 3.94% for the three month period ended March 31, 1997, as compared to 3.86% for the three month period ended March 31, 1996.

NONINTEREST INCOME

Noninterest income decreased $737,000 or 28.50% for the first quarter of 1997 when compared to the same period in 1996. The largest component of this decrease was the $1,029,000 or 77.84% change in investment securities gains. Of these gains, $1,174,000 resulted from the sale of Federal Home Loan Mortgage Corporation common stock held in the security portfolio at FCB. As interest rates declined during 1994, this stock experienced tremendous appreciation and, in anticipation of rising interest rates in 1996, management elected to sell the stock to reduce the interest rate risk within the investment portfolio.

One of the most significant components of noninterest income is service charges and fees which increased $101,000 or 17.84% for the first three months of 1997 compared to the same period in 1996. This growth reflects:

- the addition of new merchants in the credit card processing area which increased revenues by $37,000 or 21.81% and

- the continued emphasis on enhancing revenues from services provided to customers which increased revenues by $55,000 or 16.84%.

Trust fees increased $57,000 or 13.77% for the quarter ended March 31, 1997, compared to the same period in 1996. This increase was attributable to growth in assets under management due to investment performance. Total trust assets under management grew $12,647,000 or 3.45% from $366,158,000 at
December 31, 1996, to $378,805,000 at March 31, 1997.

For the first three months of 1997, brokerage commissions grew $28,000 or 80.00% as compared to the same period in 1996. This increase was primarily the result of the replacement, during the summer of 1996, of two sales personnel lost in 1995, combined with the integration of the brokerage area into the retail division.

The majority of the $108,000 or 161.19% increase in other income for the first quarter of 1997 over the same period in 1996 was attributable to the first full quarter of operations of ULTEA, the Company's fleet leasing company headquartered in Madison, Wisconsin.

NONINTEREST EXPENSE

Noninterest expense increased $569,000 or 12.15% for the three months ended March 31, 1997, when compared to the same period in 1996. Salaries and employee benefits, the largest component of noninterest expense, increased $284,000 or 10.33% for the periods under comparison. This increase was primarily the result of personnel additions associated with the first full quarter of operations of ULTEA along with normal merit and cost of living raises.

Occupancy and equipment expenses for the period ended March 31, 1997, increased $70,000 (24.73%) and $63,000 (19.87%), respectively, when compared to the same period in 1996. These increased costs represented additional depreciation and property tax costs associated with new facilities at three of the subsidiary banks.

Fees paid for outside services grew $136,000 or (56.90%) for the first quarter of 1997 over the same period in 1996. Expenses relating to the data processing conversion of the bank subsidiaries to Fiserv's Comprehensive Banking Systems software contributed to the growth in this area. The Company elected to maintain the data processing function in-house to provide the subsidiary banks with enhanced technology and flexibility.

FDIC insurance premium expense decreased $30,000 or 60.00% when comparing the first quarter of 1997 to the first quarter of 1996.
This decrease was the result of a reduction in the deposit insurance assessments charged to members of the Savings
Association Insurance Fund ("SAIF") from .23% to .065% of deposits effective January 1, 1997. FCB, as a SAIF member, experienced this reduction.

Advertising and public relations expense experienced a $186,000 or 53.14% decrease for the first quarter of 1997 compared to the same quarter of 1996. The primary component of this decrease was the contribution of stock from FCB's investment portfolio to a public charitable trust at a cost basis of $220,000 with an associated market value of $820,000 during the first quarter of 1996.

An increase of $232,000 or 33.33% occurred in other operating expenses for the three month period ended March 31, 1997, compared to the same period in 1996. Again, this increase was attributable to expenses incurred due to the first full quarter of operation of ULTEA along with growth in the credit card processing area.

INCOME TAX EXPENSE

Income tax expense for the first three months of 1997 increased $88,000 or 12.83% over the same period in 1996, primarily as a result of corresponding increases in pre-tax earnings. The Company's effective tax rate increased from 23.14% for the three month period ended March 31, 1996, to 28.75% for the same period in 1997. The previously discussed contribution of appreciated property to a public charitable trust partially contributed to the lower effective tax rate in 1996.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Net loans and leases grew $31,863,000 or 6.67% from December 31, 1996, to March 31, 1997. The acquisition of Cottage Grove State Bank ("CGSB") on March 1, 1997, accounted for $21,759,000 or 68.29% of the growth experienced. Excluding the CGSB loan portfolio, agricultural and consumer loan outstandings experienced the most significant growth during the first quarter of 1997. Agricultural loans and agricultural real estate loans, exclusive of CGSB, increased $5,352,000 or 9.30% from December 31, 1996, to March 31, 1997. Consumer loan outstandings, exclusive of CGSB, grew $2,246,000 or 4.64% during the same period.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Heartland Loan Review Committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial and agricultural loans from relatively lower-risk real estate loans; ii) the economies of the Company's primary market areas have been stable since 1989 and the growth of the allowance is intended to anticipate the cyclical nature of most economies; and iii) an increase in the amount of nonaccrual loans. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 1997. The allowance for loan and lease losses was increased $662,000 or 10.69% during the first quarter of 1997, $331,000 of which was attributable to the acquisition of CGSB.

The Company's provision for loan and lease losses was $321,000 for the three months ended March 31, 1997, compared to $747,000 for the same period in 1996. Net recoveries were $10,000 during the first quarter of 1997 compared to net charge-offs of $435,000 during the first quarter of 1996. Included in the first three months of 1996 charge-offs was the $469,000 writedown of a loan at FCB. The allowance for loan and lease losses as a percentage of total loans was 1.33% as of March 31, 1997, 1.28% as of December 31, 1996, and 1.29% as of March 31, 1996.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, increased from $1,974,000 at December 31, 1996, to $2,119,000 at March 31, 1997,
an increase of $145,000 or 7.55%. As a percentage of total loans and leases, nonperforming loans remained at .41% on March 31, 1997, and December 31, 1996.

SECURITIES

The dual objectives of the securities portfolio are to provide the Company with sources of both liquidity and earnings. Securities represented 24.92% of total assets at March 31, 1997, as compared to 24.98% at December 31, 1996. Exclusive of CGSB securities of $11,445,000 at March 31, 1997, the securities portfolio experienced a $3,238,000 or 1.76% decrease.

DEPOSITS AND BORROWED FUNDS

Exclusive of CGSB deposits totaling $33,862,000 at March 31, 1997, total deposits decreased less than .10% during the first quarter of 1997. Demand deposits experienced a decrease of $7,890,000 or 14.22%, exclusive of the $4,900,000 at CGSB. Much of this reduction can be attributed to normal seasonal fluctuations. Savings accounts, exclusive of $11,979,000 at CGSB, experienced a slight increase of $878,000 or .39%. Certificates of deposit increased $6,470,000 or 2.32% over the December 31, 1996, total, exclusive of CGSB certificates of deposit totaling $16,983,000 at March 31, 1997. This increase was the result of rate specials in isolated maturities which were utilized to fund growth in loan outstandings.

Short-term borrowings generally include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan note options and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of March 31, 1997, the balance in this account had increased $3,839,000 or 6.81% primarily due to the transfer of $6,500,000 in FHLB borrowings from other borrowings to short-term borrowings due to approaching maturities.

Other borrowings decreased $2,924,000 or 6.88% during the first quarter of 1997 and included the Company's long-term FHLB funding. The transfer of $6,500,000 to short-term borrowings was offset by an additional FHLB advance and the issuance of notes payable to the stockholders of CGSB. Total long-term FHLB advances had a weighted average remaining term of 3.88 years at a weighted average rate of 5.92% at March 31, 1997.

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

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                 3/31/97            12/31/96
                            Amount    Ratio     Amount    Ratio
                            ------    -----     ------    -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital           $ 66,589  11.97%     $ 67,701  13.10%
 Tier 1 capital minimum
   requirement              22,252   4.00%       20,667   4.00%
                          --------  ------     --------  ------

 Excess                   $ 44,337   7.97%     $ 47,034   9.10%
                          ========  ======     ========  ======

 Total capital            $ 73,326  13.18%     $ 73,777  14.28%
 Total capital minimum
   requirement              44,503   8.00%       41,334   8.00%
                          --------  ------     --------  ------
 Excess                   $ 28,823   5.18%     $ 32,443   6.28%
                          ========  ======     ========  ======
Total risk adjusted
 assets                   $556,291             $516,678
                          ========             ========
Leverage Capital Ratios:(2)

 Tier 1 capital           $ 66,589   9.09%     $ 67,701   9.81%
 Tier 1 capital minimum
   requirement(3)           29,298   4.00%       27,594   4.00%
                          --------  ------     --------  ------
 Excess                   $ 37,291   5.09%     $ 40,107   5.81%
                           ========  ======     ========  ======
Average adjusted assets
  (less goodwill)          $732,456             $689,854
                           ========             ========

(1)Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%

(2)The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

(3)Management of the Company has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.

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

Net cash outflows from investing activities decreased $7,814,000 during the first three months of 1997 compared to the same period in 1996. Net principal disbursed on loans increased $7,812,000 for the period under comparison while net purchases of securities decreased $15,780,000.

Net cash outflows for financing activities increased $2,944,000 for the three month period ended March 31, 1997, compared to the same period in 1996. Cash used by a net change in deposits declined $6,591,000 while cash used by a net change in borrowings increased by $9,274,000 during the periods under comparison.

In the event of short term liquidity needs, the Company may purchase federal funds from correspondent banks. The Company may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during the periods covered in this report. Finally, the Company's subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Total cash inflows from operating activities increased $941,000 for the first quarter of 1997 compared to the same quarter of 1996. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

RECENT REGULATORY DEVELOPMENTS

Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

Certain of the pending bills also propose to eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or to a state bank or state thrift. One of the pending bills would require the conversion to occur by January 1, 1998 while the other institutions would be regulated for purposes of federal law as state banks. The bills would allow a converting federal thrift to retain nonconforming investments and activities for a period of two years following conversion (subject to extension by the primary federal regulator of the converted bank for up to two additional one year periods).

Additionally, legislation has been introduced in Illinois that would allow the Company's Illinois bank subsidiaries to engage in insurance activities, subject to various conditions, including restrictions on the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Iowa law currently allows DB&T to engage in insurance activities through its subsidiary, DB&T Insurance, Inc. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.

At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact the pending legislation will have on the Company and its subsidiaries.

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


                                   Dated:  May 15, 1997