Form 10-Q
period 1997-06-30
HEARTLAND FINANCIAL USA INC
filed 1997-08-14
CIK 920112

Submitted pursuant to Rule 901(d) of Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended June 30, 1997

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


         For transition period __________ to __________
                 Commission File Number: 0-24724

                  HEARTLAND FINANCIAL USA, INC.
     (Exact name of Registrant as specified in its charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                           42-1405748
             (I.R.S. employer identification number)

           1398 Central Avenue, Dubuque, Iowa    52001
        (Address of principal executive offices Zip Code)

                         (319)  589-2100
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 8, 1997 the Registrant had outstanding
4,751,972 shares of common stock, $1.00 par value per share.

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


          Form 10-Q Signature Page

                  HEARTLAND FINANCIAL USA, INC.
             CONSOLIDATED BALANCE SHEETS (Unaudited)
          (Dollars in thousands, except per share data)

                                        6/30/97        12/31/96
                                        -------        --------
ASSETS
Cash and due from banks                 $ 22,477       $ 40,080
Federal funds sold                         9,268              -
                                        ---------      ---------
Cash and cash equivalents                 31,745         40,080
Time deposits in other
 financial institutions                      289            167
Securities:
 Available for sale-at market
  (cost of $174,876 for 1997
  and $179,697 for 1996)                 177,496        181,815
 Held to maturity-at cost (approximate
  market value of $5,926 for 1997 and
  $2,245 for 1996)                         5,832          2,151
Loans and leases:
 Held for sale                             2,128          2,412
   Held to maturity                      537,133        481,673
Allowance for possible loan and
 lease losses                             (7,151)        (6,191)
                                        ---------      ---------
Loans and leases, net                    532,110        477,894
Premises, furniture and equipment, net    18,312         16,715
Other real estate, net                       645            532
Other assets                              20,570         17,198
                                        ---------      ---------
TOTAL ASSETS                            $786,999       $736,552
                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $ 54,160       $ 55,482
 Savings                                 237,197        224,317
 Time                                    303,706        278,544
                                        ---------      ---------
Total deposits                           595,063        558,343
Short-term borrowings                     76,041         56,358
Accrued expenses and other liabilities     9,084          9,086
Other borrowings                          34,175         42,506
                                        ---------      ---------
TOTAL LIABILITIES                        714,363        666,293
                                        ---------      ---------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                   -              -
Common stock (par value $1 per share;
 authorized, 7,000,000 shares;
 issued, 4,853,626 shares at
 June 30, 1997, and December 31, 1996)     4,854          4,854
Capital surplus                           13,411         13,366
Retained earnings                         55,204         52,864
Net unrealized gain on
 securities available for sale             1,640          1,327
Treasury stock at cost
 (128,364 and 118,066 shares
 at June 30, 1997, and
 December 31, 1996, respectively)         (2,473)        (2,152)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                72,636         70,259
                                        ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $786,999       $736,552
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                         Three Months Ended    Six Months Ended
                         6/30/97    6/30/96   6/30/97    6/30/96
                         -------    -------   -------    -------
INTEREST INCOME:
Interest and fees
 on loans and leases     $ 11,686  $ 10,048   $ 22,426  $ 19,934
Interest on securities:
  Taxable                   2,549     2,260      5,140     4,348
  Nontaxable                  299       334        586       689
Interest on federal
 funds sold                    88       199        149       412
Interest on interest-
 bearing deposits in
 other financial
 institutions                  38        36         57       111
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      14,660    12,877     28,358    25,494
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        6,418     5,765     12,414    11,482
Interest on short-
 term borrowings              887       494      1,534       910
Interest on other
 borrowings                   565       597      1,202     1,271
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      7,870     6,856     15,150    13,663
                         --------  --------   --------  --------
NET INTEREST INCOME         6,790     6,021     13,208    11,831
Provision for possible
 loan and lease losses        374       228        695       975
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES               6,416     5,793     12,513    10,856
                         --------  --------   --------  --------


OTHER INCOME:
Service charges               654       588      1,321     1,154
Trust fees                    508       449        979       863
Brokerage commissions          72        59        135        94
Insurance commissions         147       165        286       319
Investment securities
 gains, net                   114        76        407     1,398
Rental income on operating
 leases                       169         -        294         -
Gain on sale of loans          42        16         83        44
Other                          66        67        116       134
                         --------  --------   --------  --------
TOTAL OTHER INCOME          1,772     1,420      3,621     4,006
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   3,210     2,718      6,244     5,468
Occupancy                     381       297        734       580
Equipment                     479       335        859       652
Depreciation on equipment
 under operating leases       122         -        212         -
Outside services              366       303        741       542
FDIC assessment                32        52         52       102
Advertising                   275       206        439       556
Other operating expenses      914       720      1,752     1,416
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES        5,779     4,631     11,033     9,316
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      2,409     2,582      5,101     5,546
Income taxes                  754       712      1,528     1,398
                         --------  --------   --------  --------
NET INCOME               $  1,655  $  1,870   $  3,573  $  4,148
                         ========  ========   ========  ========

NET INCOME PER
 COMMON SHARE            $    .35  $    .40   $    .75  $    .88
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $    .13  $    .10   $    .26  $    .20
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING      4,734,134 4,718,887  4,735,445 4,713,667

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Six Months Ended
                                        6/30/97        6/30/96
                                        -------        -------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   $  5,262       $  4,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                    (33)            (6)
Redemption of time deposits                  106              -
Proceeds from the sale of
 securities available for sale            16,746          5,987
Proceeds from the sale of mortgage-
 backed securities available for sale      3,620              -
Proceeds from the maturity of and
 principal paydowns on
 securities held to maturity                 759            498
Proceeds from the maturity of and
 principal paydowns on
 securities available for sale             6,643         23,203
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale      5,739          6,254
Purchase of securities available
 for sale                                (18,013)       (32,766)
Purchase of mortgage-backed
 securities available for sale            (2,035)       (26,156)
Purchase of subsidiary bank                  670              -
Purchase of interest in low-income
 housing project                               -         (2,865)
Net increase in loans and leases         (35,084)        (8,760)
Capital expenditures                      (1,512)        (1,552)
Proceeds on sale of fixed assets               1              2
Proceeds on sale of repossessed assets         4            197
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (22,389)       (35,964)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts            (4,748)        13,263
Net increase in time deposit accounts      8,598          4,692
Net increase in other borrowings           7,538              -
Net increase (decrease) in
 short-term borrowings                    (1,215)        16,066
Purchase of treasury stock                  (445)          (330)
Proceeds from sale of treasury stock         296            731
Dividends                                 (1,232)          (944)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                8,792         33,478
                                        ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                     (8,335)         1,786
Cash and cash equivalents at
 beginning of year                        40,080         54,805
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 31,745        $56,591
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  1,870       $  1,723
                                        =========      =========
 Cash paid for interest                 $ 13,074       $ 13,758
                                        =========      =========
 Securities transferred contributed
  to public charitable trust                           $    220
                                                       =========
 Other borrowings transferred to
  short-term borrowings                 $ 18,000       $  5,000
                                        =========      =========

 Fair value of assets acquired          $ 42,418
 Cash and cash equivalents acquired       (4,695)
 Liabilities assumed                     (34,528)
 Issuance of notes payable                (3,865)
                                        ---------
 (Increase) decrease in cash and
  cash equivalents from acquisition
  of bank                               $   (670)
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

The financial information of Heartland Financial USA, Inc. (the "Company") included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended June 30, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

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

Operating earnings of $3,315,000 for the first six months of 1997, were down 4.80% from the $3,482,000 recorded during the same period in 1996. Included in the 1996 earnings were two significant events: a gain of $1,174,000 on the sale of stock from the securities portfolio at First Community Bank, FSB ("FCB") and a $469,000 writedown in its loan portfolio.
Exclusive of nonrecurring items, per common share earnings for the first six months of the year decreased from $.74 in 1996 to $.70 in 1997. Total earnings of $3,573,000, or $.75 per common share, for the first six months of 1997 decreased 13.86% from the $4,148,000, or $.88 per common share, recorded in 1996.

Net income for the quarter ended June 30, 1997, was $1,655,000, down 11.50% from the $1,870,000 earned in the same quarter of 1996. On a per common share basis, the second quarter earnings decreased from $.40 in 1996 to $.35 in 1997. Operating results were negatively impacted by increased overhead costs associated with the conversion to new banking software, the Wisconsin acquisitions of Cottage Grove State Bank ("CGSB") in March of this year and ULTEA last December, and the operation of Riverside Community Bank ("RCB"), the Company's Rockford, Illinois de novo bank started in October, 1995. These initiatives are helping to insure the Company's long-term viability and are expected to contribute to profitability in the future.

NET INTEREST INCOME

Net interest income to average earning assets on a fully tax equivalent basis was 3.89% for the three month period ended June 30, 1997, as compared to 3.92% for the same period in 1996. For the six month period ended June 30, 1997, net interest income to average earning assets on a fully tax equivalent basis was 3.91% as compared to 3.89% for the same period in 1996. Consistent with experience throughout the industry, the Company continues to experience pressure from its customers to increase rates paid on deposits without the corresponding increase on rates charged on loan balances.

For the three and six month periods ended June 30, 1997, net interest income increased $769,000 (12.77%) and $1,377,000 (11.64%), respectively, when compared to the same periods in
1996.    These increases were primarily attributable to growth
within the loan portfolio and continued emphasis on controlling the Company's cost of funds along with the acquisition of CGSB.

NONINTEREST INCOME

Noninterest income increased $352,000 (24.79%) for the second quarter of 1997 when compared to the same period in 1996. The largest component of this increase was the $169,000 rental income on operating leases recorded at ULTEA, the Company's fleet leasing company headquartered in Madison, Wisconsin. For the first half of 1997, noninterest income decreased $385,000 (9.61%) when compared to the same period in 1996. The largest component of this decrease was the $991,000 (70.89%) change in investment securities gains. Of these gains, $1,174,000 resulted from the sale of Federal Home Loan Mortgage Corporation common stock held in the securities portfolio at FCB. As interest rates declined during 1994, this stock experienced tremendous appreciation and, in anticipation of rising interest rates in 1996, management elected to sell the stock to reduce the interest rate risk within the investment portfolio. During the first six months of 1997, rental income on operating leases at ULTEA totaled $294,000, partially mitigating the significant decrease in securities gains.

One of the major components of noninterest income is service charges which increased $66,000 (11.22%) and $167,000 (14.47%)
for the first three and six months of 1997, respectively, compared to the same periods in 1996. This growth reflects the addition of new merchants in the credit card processing area and the addition of CGSB to the Company's family of community banks.

Trust fees increased $59,000 (13.14%) for the quarter ended June 30, 1997, compared to the same period in 1996. For the six month period ended June 30, 1997, trust fees increased $116,000 (13.44%) when compared to the same period in 1996. These increases were attributable to growth in assets under management due to investment performance. Total trust assets under management grew from $366,158,000 at December 31, 1996, to $378,805,000 at March 31, 1997 and $397,404,000 at June 30, 1997.

For the three and six month periods ended June 30, 1997, brokerage commissions grew $13,000 (22.03%) and $41,000 (43.62%), respectively, as compared to the same periods in 1996. Two sales personnel lost in 1995 were replaced during the spring of 1996. Also, the Company continues to devote efforts to the integration of the brokerage area into the retail division.

Gains on the sale of loans increased $26,000 (162.50%) for the three month and $39,000 (88.64%) for the six month period ended June 30, 1997, when compared to the same periods in 1996. The majority of these increases were due to the enhancement of real estate mortgage operations at RCB.

NONINTEREST EXPENSE

Noninterest expense increased $1,148,000 (24.79%) for the three months ended June 30, 1997, when compared to the same period in 1996. For the six month period ended June 30, 1997, noninterest expense increased $1,717,000 (18.43%). With the exception of FDIC insurance premium and advertising expenses, all areas within the noninterest expense category experienced increases. Expenses relative to the operations of ULTEA and CGSB were not included in the Company's earnings until December, 1996, and March, 1997, respectively. With the addition of ULTEA, the Company recorded depreciation on equipment under operating leases of $122,000 for the three month period and $212,000 for the six month period ended June 30, 1997.

Salaries and employee benefits, the largest component of noninterest expense, increased $492,000 (18.10%) for the quarter ended June 30, 1997, when compared to the same period in 1996. For the first half of 1997, salaries and employee benefits expense increased $776,000 (14.19%). Along with the additions of personnel through the acquisitions of CGSB and ULTEA, these increases were the result of added personnel at RCB to expand its mortgage banking services and at Citizens Finance Co. to expand its consumer finance operations into new market areas.

Occupancy expenses for the three and six month periods ended June 30, 1997, increased $84,000 (28.28%) and $154,000 (26.55%), respectively, when compared to the same periods in 1996. These increased costs represented additional costs associated with new facilities at several of the Company's subsidiaries.

For the three and six month periods ended June 30, 1997, equipment expenses increased $144,000 (42.99%) and $207,000 (31.75%), respectively, when compared to the same periods in 1996. In addition to increased costs related to the new facilities at several of the Company's subsidiaries, these costs were also impacted by the conversion to Fiserv's Comprehensive Banking Systems software. The Company elected to maintain the data processing function in-house to provide its subsidiary banks with enhanced technology and flexibility.

Fees paid for outside services grew $63,000 (20.79%) for the second quarter of 1997 over the same period in 1996. For the first half of 1997, these fees increased $199,000 (36.72%) when compared with the same period in 1996. Expenses relating to the data processing conversion contributed to the growth in this area.

FDIC insurance premium expense decreased $20,000 (38.46%) when comparing the second quarter of 1997 to the second quarter of
1996.   For the first half of 1997, FDIC insurance premium
expense decreased $50,000 (49.02%) when compared to the same period in 1996. These decreases were the result of a reduction in the deposit insurance assessments charged to members of the Savings Association Insurance Fund ("SAIF") from .23% to .065% of deposits effective January 1, 1997. FCB, as a SAIF member, experienced this reduction.

Advertising and public relations expense experienced a $69,000 (33.50%) increase for the second quarter of 1997 compared to the same quarter of 1996. This increase resulted from efforts to publicize the retail products at the subsidiary banks. For the six month period ended June 30, 1997, advertising and public relations expense decreased $117,000 (21.04%) when compared to the same period in 1996. The primary component of this decrease was the contribution of stock from FCB's investment portfolio to a public charitable trust at a cost basis of $220,000 with an associated market value of $820,000 during the first quarter of 1996.

An increase of $194,000 (26.94%) and $336,000 (23.73%) occurred in other operating expenses for the three and six month periods ended June 30, 1997, compared to the same periods in 1996.
Again, the majority of this increase was attributable to software expenses incurred due to the data processing conversion.

INCOME TAX EXPENSE

Income tax expense for the second three months of 1997 increased $42,000 (5.90%) over the same period in 1996. For the first half of 1997, income tax expense increased $130,000 (9.30%) when compared to the same period in 1996. The Company's effective tax rate increased from 25.21% for the six month period ended June 30, 1996, to 29.95% for the same period in 1997. Along with the previously discussed contribution of appreciated property to a public charitable trust, a reduction in tax-exempt income also contributed to the lower effective tax rate in 1996.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Net loans and leases grew $54,216,000 (11.34%) from December 31, 1996, to June 30, 1997. The acquisition of CGSB accounted for $23,063,000 (42.54%) of the growth experienced. Excluding the CGSB loan portfolio, agricultural and consumer loan outstandings experienced the most significant growth during the first half of 1997. Agricultural loans and agricultural real estate loans, exclusive of CGSB, increased $8,422,000 (14.64%) from December 31, 1996, to June 30, 1997. Consumer loan outstandings, exclusive of CGSB, grew $7,664,000 (15.85%) during the same period.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Heartland Loan Review Committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial and agricultural loans from relatively lower-risk real estate loans; ii) the economies of the Company's primary market areas have been stable since 1989 and the growth of the allowance is intended to anticipate the cyclical nature of most economies; and iii) an increase in the amount of nonaccrual loans. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 1997. The allowance for loan and lease losses was increased $960,000 (15.51%) during the first half of 1997, $331,000 of which was attributable to the acquisition of CGSB.

The Company's provision for loan and lease losses was $374,000 for the three months ended June 30, 1997, compared to $228,000 for the same period in 1996. Net charge-offs were $76,000 during the second quarter of 1997 compared to $31,000 during the second quarter of 1996. The provision for loan and lease losses was $695,000 for the six months ended June 30, 1997, compared to $975,000 for the same period in 1996. Net charge-offs were $66,000 during the first half of 1997 compared to net charge-offs of $466,000 during the same period of 1996. Included in the first six months of 1996 charge-offs was the $469,000 writedown of a loan at FCB. The allowance for loan and lease losses as a percentage of total loans was 1.33% as of June 30, 1997, 1.28% as of December 31, 1996, and 1.32% as of June 30, 1996.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, increased from $1,974,000 at December 31, 1996, to $2,065,000 at June 30, 1997,
an increase of $91,000 (4.61%). As a percentage of total loans and leases, nonperforming loans were .38% at June 30, 1997, and
 .41% on December 31, 1996.

SECURITIES

The dual objectives of the securities portfolio are to provide the Company with sources of both liquidity and earnings. Securities represented 23.29% of total assets at June 30, 1997, as compared to 24.98% at December 31, 1996. Exclusive of CGSB securities of $10,516,000 at June 30, 1997, the securities portfolio experienced a $11,154,000 (6.06%) decrease. This reduction is representative of the Company's shift of assets from the investment portfolio to the loan portfolio.

DEPOSITS AND BORROWED FUNDS

Exclusive of CGSB deposits totaling $32,938,000 at June 30, 1997, total deposits increased less than 1.00% during the first half of 1997. Demand deposits experienced a decrease of $6,381,000 (11.50%), exclusive of the $5,059,000 at CGSB. Much of this reduction can be attributed to normal seasonal fluctuations. Savings accounts, exclusive of $10,866,000 at CGSB, experienced a slight increase of $2,014,000 (.90%). Certificates of deposit increased $8,150,000 (2.93%) over the December 31, 1996, total, exclusive of CGSB certificates of deposit totaling $17,012,000 at June 30, 1997. This increase was the result of rate specials in isolated maturities which were utilized to fund growth in loan outstandings.

Short-term borrowings generally include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan note options and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of June 30, 1997, the balance in this account had increased $19,683,000 (34.92%) primarily due to the transfer of $18,000,000 in FHLB borrowings from other borrowings to short-term borrowings due to approaching maturities.

Other borrowings decreased $8,331,000 (19.60%) during the first half of 1997 and included the Company's long-term FHLB funding. The transfer of $18,000,000 to short-term borrowings was offset by additional FHLB advances and the issuance of notes payable to the stockholders of CGSB. Total long-term FHLB advances had a weighted average remaining term of 3.44 years at a weighted average rate of 6.03% at June 30, 1997.

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

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                 6/30/97            12/31/96
                            Amount    Ratio     Amount    Ratio
                            ------    -----     ------    -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital           $ 67,388  11.72%     $ 67,701  13.10%
 Tier 1 capital minimum
   requirement              23,027   4.00%       20,667   4.00%
                          --------  ------     --------  ------

 Excess                   $ 44,361   7.72%     $ 47,034   9.10%
                          ========  ======     ========  ======

 Total capital            $ 74,537  12.96%     $ 73,777  14.28%
 Total capital minimum
   requirement              46,054   8.00%       41,334   8.00%
                          --------  ------     --------  ------
 Excess                   $ 28,483   4.96%     $ 32,443   6.28%
                          ========  ======     ========  ======
Total risk adjusted
 assets                   $575,673             $516,678
                          ========             ========
Leverage Capital Ratios:(2)

 Tier 1 capital           $ 67,388   8.71%     $ 67,701   9.81%
 Tier 1 capital minimum
   requirement(3)           38,672   5.00%       27,594   4.00%
                          --------  ------     --------  ------
 Excess                   $ 28,716   3.71%     $ 40,107   5.81%
                           ========  ======     ========  ======
Average adjusted assets
  (less goodwill)         $773,446             $689,854
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

Net cash outflows from investing activities decreased $13,575,000 during the first six months of 1997 compared to the same period in 1996. Net principal disbursed on loans increased $26,324,000 for the period under comparison while net purchases of securities decreased $38,874,000.

Net cash inflows from financing activities decreased $24,686,000 for the six month period ended June 30, 1997, compared to the same period in 1996. Cash provided by a net change in deposits declined $14,105,000 while cash provided by a net change in borrowings decreased by $9,743,000 during the periods under comparison.

In the event of short term liquidity needs, the Company may purchase federal funds from correspondent banks. The Company may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during the periods covered in this report. Finally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Total cash inflows from operating activities increased $990,000 for the first six months of 1997 compared to the same period in 1996. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

RECENT REGULATORY DEVELOPMENTS

The Committee on Banking and Financial Services of the U. S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

The proposed legislation would also eliminate the federal thrift charter by requiring each federal thrift to convert to a national or state bank within two years following enactment of the legislation. Any federal thrift that failed to convert to a bank within such two year period would, by operation of law, become a national bank as of the second anniversary of the enactment of the legislation. Under the proposed legislation, state thrift institutions would be regulated for purposes of federal law as state banks.

At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact the pending legislation will have on the Company and its subsidiaries.

Additionally, legislation has been enacted in Illinois that would allow Illinois banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions, including requirements for the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Iowa law currently allows DB&T to engage in insurance activities through its subsidiary, DB&T Insurance, Inc. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years. As of June 30, 1997, however, this legislation had not yet been signed by the Governor. While the Company currently has no plans to do so, if the proposed legislation is enacted as proposed, the Company would be unable to merge RCB into DB&T until the fourth quarter of 2000.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 21, 1997. At the meeting, Lynn B. Fuller and Gregory R. Miller were elected to serve as Class I directors (term expires in 2000). Continuing as Class II directors (term expires in 1998) are Mark
C. Falb, James A. Schmid and Robert Woodward. Continuing as Class III directors (term expires in 1999) are Lynn S. Fuller and Evangeline K. Jansen. The stockholders also approved the appointment of KPMG Peat Marwick LLP as the Company's independent public auditors for the year ending December 31, 1997.

There were 4,719,152 issued and outstanding shares of Common
Stock at the time of the annual meeting. The voting on the above described items were as follows:

                                    For          Withheld
                                    ---          --------
Election of Directors

     Lynn B. Fuller              4,077,432            265

     Gregory R. Miller           4,077,432            265

                                              Broker
                  For        Against Abstain  Non-Votes  Total
Appointment of
KPMG Peat
Marwick LLP       4,075,927    1,400    370        0   4,077,697

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

                  HEARTLAND FINANCIAL USA, INC.
                          (Registrant)



                                   By: /s/ Lynn B. Fuller
                                   -----------------------
                                   Lynn B. Fuller
                                   President


                                   By: /s/ John K. Schmidt
                                   -----------------------
                                   John K. Schmidt
                                   Executive Vice President
                                   Chief Financial Officer







                                   Dated:  August 14, 1997