Form 10-Q
period 1997-09-30
HEARTLAND FINANCIAL USA INC
filed 1997-11-14
CIK 920112

Submitted pursuant to Rule 901(d) of Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 13, 1997 the Registrant had outstanding 4,744,169 shares of common stock, $1.00 par value per share.

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


          Form 10-Q Signature Page

                  HEARTLAND FINANCIAL USA, INC.
             CONSOLIDATED BALANCE SHEETS (Unaudited)
          (Dollars in thousands, except per share data)

                                        9/30/97        12/31/96
                                        -------        --------
ASSETS
Cash and due from banks                 $ 24,359       $ 40,080
Federal funds sold                         8,046              -
                                        ---------      ---------
Cash and cash equivalents                 32,405         40,080
Time deposits in other
 financial institutions                      194            167
Securities:
 Available for sale-at market
  (cost of $179,106 for 1997
  and $179,697 for 1996)                 183,080        181,815
 Held to maturity-at cost (approximate
  market value of $5,990 for 1997 and
  $2,245 for 1996)                         5,875          2,151
Loans and leases:
 Held for sale                             3,763          2,412
   Held to maturity                      549,772        481,673
Allowance for possible loan and
 lease losses                             (7,304)        (6,191)
                                        ---------      ---------
Loans and leases, net                    546,231        477,894
Premises, furniture and equipment, net    18,528         16,715
Other real estate, net                       774            532
Other assets                              22,415         17,198
                                        ---------      ---------
TOTAL ASSETS                            $809,502       $736,552
                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $ 53,324       $ 55,482
 Savings                                 242,775        224,317
 Time                                    306,855        278,544
                                        ---------      ---------
Total deposits                           602,954        558,343
Short-term borrowings                     92,103         56,358
Accrued expenses and other liabilities    10,912          9,086
Other borrowings                          27,928         42,506
                                        ---------      ---------
TOTAL LIABILITIES                        733,897        666,293
                                        ---------      ---------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                   -              -
Common stock (par value $1 per share;
 authorized, 7,000,000 shares;
 issued, 4,853,626 shares at September
 30, 1997, and December 31, 1996)          4,854          4,854
Capital surplus                           13,638         13,366
Retained earnings                         56,846         52,864
Net unrealized gain on
 securities available for sale             2,488          1,327
Treasury stock at cost
 (109,457 and 118,066 shares
 at September 30, 1997, and
 December 31, 1996, respectively)         (2,221)        (2,152)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                75,605         70,259
                                        ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $809,502       $736,552
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                         Three Months Ended    Nine Months Ended
                         9/30/97    9/30/96   9/30/97    9/30/96
                         -------    -------   -------    -------
INTEREST INCOME:
Interest and fees
 on loans and leases     $ 12,235  $ 10,226   $ 34,661  $ 30,160
Interest on securities:
  Taxable                   2,561     2,360      7,701     6,708
  Nontaxable                  289       317        875     1,006
Interest on federal
 funds sold                   229        96        378       508
Interest on interest-
 bearing deposits in
 other financial
 institutions                  12        16         69       127
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      15,326    13,015     43,684    38,509
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        6,649     5,760     19,063    17,242
Interest on short-
 term borrowings            1,023       528      2,557     1,438
Interest on other
 borrowings                   488       604      1,690     1,875
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      8,160     6,892     23,310    20,555
                         --------  --------   --------  --------
NET INTEREST INCOME         7,166     6,123     20,374    17,954
Provision for possible
 loan and lease losses        298       212        993     1,187
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES               6,868     5,911     19,381    16,767
                         --------  --------   --------  --------


OTHER INCOME:
Service charges               702       629      2,023     1,783
Trust fees                    472       462      1,451     1,325
Brokerage commissions          91        47        226       141
Insurance commissions         109       167        395       486
Investment securities
 gains, net                   4ll       182        818     1,580
Rental income on operating
 leases                       215         -        509         -
Gain on sale of loans         124        24        207        68
Other                          86        41        202       176
                         --------  --------   --------  --------
TOTAL OTHER INCOME          2,210     1,552      5,831     5,559
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   3,504     2,827      9,748     8,323
Occupancy                     333       333      1,067       913
Equipment                     504       330      1,363       982
Depreciation on equipment
 under operating leases       155         -        367         -
Outside services              329       323      1,070       865
FDIC assessment                35       598         87       700
Advertising                   185       195        624       751
Other operating expenses      994       755      2,746     2,144
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES        6,039     5,361     17,072    14,678
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      3,039     2,102      8,140     7,648
Income taxes                  780       580      2,308     1,978
                         --------  --------   --------  --------
NET INCOME               $  2,259  $  1,522   $  5,832  $  5,670
                         ========  ========   ========  ========

NET INCOME PER
 COMMON SHARE            $    .48    .   32       1.23  $   1.20
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $    .13  $    .10   $    .39  $    .30
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING      4,739,783 4,711,650  4,736,902 4,712,989

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Nine Months Ended
                                        9/30/97        9/30/96
                                        -------        -------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   $  8,454       $  5,876
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                    (33)            (6)
Redemption of time deposits                  202              -
Proceeds from the sale of
 securities available for sale            18,135         11,088
Proceeds from the sale of mortgage-
 backed securities available for sale      4,032            582
Proceeds from the maturity of and
 principal paydowns on securities
 held to maturity                          1,845            507
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                        8,585         25,016
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale      9,381          9,316
Purchase of securities held to maturity                    (500)
Purchase of securities available
 for sale                                (15,857)       (37,455)
Purchase of mortgage-backed
 securities available for sale           (16,411)       (35,678)
Purchase of subsidiary bank                  670              -
Purchase of interest in low-income
 housing project                               -         (2,865)
Net increase in loans and leases         (50,845)       (25,075)
Capital expenditures                      (2,202)        (3,558)
Proceeds on sale of fixed assets               1              2
Proceeds on sale of repossessed assets         7            208
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (42,490)       (58,418)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts                (6)         9,575
Net increase in time deposit accounts     11,747          1,531
Net increase in other borrowings           7,791              -
Net increase in short-term borrowings      8,347         23,355
Purchase of treasury stock                  (668)          (556)
Proceeds from sale of treasury stock         998          1,126
Dividends                                 (1,848)        (1,416)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               26,361         33,615
                                        ---------      ---------
Net decrease in cash
 and cash equivalents                     (7,675)       (18,927)
Cash and cash equivalents at
 beginning of year                        40,080         54,805
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $  32,405      $ 35,878
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $   2,554      $  2,443
                                        =========      =========
 Cash paid for interest                 $  22,782      $ 20,604
                                        =========      =========
 Securities contributed to public
  charitable trust                                     $    220
                                                       =========
 Other borrowings transferred to
  short-term borrowings                 $ 21,000       $  5,000
                                        =========      =========

 Fair value of assets acquired          $ 42,418
 Cash and cash equivalents acquired       (4,695)
 Liabilities assumed                     (34,528)
 Issuance of notes payable                (3,865)
                                        ---------
 (Increase) decrease in cash and
  cash equivalents from acquisition
  of bank                               $   (670)
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

The financial information of Heartland Financial USA, Inc. (the "Company") included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended September 30, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

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

Net income for the quarter ended September 30, 1997, was $2,259,000, up $737,000 or 48.42% from the $1,522,000 recorded during the same period in 1996. Included in the 1996 earnings was the one-time special assessment to capitalize the Savings Association Insurance Fund ("SAIF") which amounted to $545,000 at First Community Bank, FSB ("FCB"), the Company's only savings association subsidiary. On a per common share basis, earnings for the third quarter increased to $.48 in 1997 from $.32 in 1996. Return on common equity was 12.11% for the third quarter of 1997 compared to 9.11% for the same period in 1996.

For the nine month period ended September 30, 1997, net income increased $162,000 or 2.86% to $5,832,000, or $1.23 per common share, from the $5,670,000, or $1.20 per common share, recorded during the same period in 1996. Earnings during 1997 have increased despite additional overhead costs associated with the conversion to new banking software, the Wisconsin acquisitions of Cottage Grove State Bank("CGSB") in March and ULTEA last
December, and the operation of Riverside Community Bank ("RCB"), the Company's Rockford, Illinois de novo bank started in October, 1995. These initiatives are helping to insure the Company's long-term viability and are expected to contribute to profitability in the future. Return on common equity for the first nine months of 1997 was 10.74% as compared to 11.48% for the same period in 1996.

NET INTEREST INCOME

Net interest income to average earning assets on a fully tax equivalent basis was 3.95% for the three month periods ended September 30, 1997 and 1996. For the nine month periods ended September 30, net interest income to average earning assets on a fully tax equivalent basis increased to 3.93% during 1997 as compared to 3.91% for the same period in 1996. Consistent with experience throughout the industry, the Company continues to experience pressure from its customers to increase rates paid on deposits and reduce rates charged on loan balances.

For the three and nine month periods ended September 30, 1997, net interest income increased $1,043,000 (17.03%) and $2,420,000 (13.48%), respectively, when compared to the same periods in
1996.    These increases were primarily attributable to growth
within the loan portfolio along with the acquisition of CGSB.

NONINTEREST INCOME

Noninterest income increased $658,000 (42.40%) for the third quarter of 1997 when compared to the same period in 1996. The largest components of this increase were $229,000 of additional investment securities gains and $215,000 in rental income on operating leases recorded at ULTEA, the Company's fleet leasing company headquartered in Madison, Wisconsin. For the first nine months of 1997, noninterest income increased $272,000 (4.89%) when compared to the same period in 1996. Rental income on operating leases at ULTEA totaled $509,000 during the first nine months of 1997, partially mitigating the $762,000 (48.23%) decrease in investment securities gains. During 1996, these gains included a $1,174,000 gain on the sale of Federal Home Loan Mortgage Corporation common stock held in the securities portfolio at FCB. As interest rates declined during 1994, this stock experienced tremendous appreciation and, in anticipation of rising interest rates in 1996, management elected to sell the stock to reduce the interest rate risk within the investment portfolio.

One of the major components of noninterest income is service charges, which increased $73,000 (11.61%) and $240,000 (13.46%)
for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. This growth reflected the addition of new merchants in the credit card processing area and the addition of CGSB to the Company's family of community banks.

Trust fees increased $10,000 (2.16%) for the quarter ended September 30, 1997, compared to the same period in 1996. For the nine month period ended September 30, 1997, trust fees increased $126,000 (9.51%) when compared to the same period in 1996. These increases were attributable to growth in assets under management due primarily to investment performance. Total trust assets under management grew from $366,158,000 at December 31, 1996, to $421,356,000 at September 30, 1997.

For the three and nine month periods ended September 30, 1997, brokerage commissions grew $44,000 (93.62%) and $85,000 (60.28%), respectively, as compared to the same periods in 1996. Two sales personnel lost in 1995 were replaced during the spring of 1996. Also, the Company continues to devote efforts to the integration of the brokerage area into the retail division.

Insurance commissions decreased $58,000 (34.73%) during the third quarter of 1997 compared to the same quarter in 1996. For the nine month period ended September 30, 1997, insurance commissions decreased $91,000 (18.72%) when compared to the same period in 1996. This decline was the result of reduced demand by customers for annuity products and lower rates charged for commercial lines business by the insurance companies for which the Company acts as agent.

Gains on the sale of loans increased $100,000 (416.67%) for the three month and $139,000 (204.41%) for the nine month periods ended September 30, 1997, when compared to the same periods in 1996. The majority of these increases were due to consumers' renewed interest in fixed rate fifteen- and thirty-year real estate loans during the third quarter of 1997, which the Company sells into the secondary market while retaining servicing of the loans. Also contributing to this increase was the enhancement of real estate mortgage operations at RCB.

During the third quarter of 1997, other income increased $45,000 (109.76%) from the same quarter of 1996. For the first nine months of 1997, other income grew $26,000 (14.77%) when compared to the same period in 1996. These increases were the result of additional emphasis the Company has placed on enhancing revenues by providing nontraditional bank products to customers.

NONINTEREST EXPENSE

Noninterest expense increased $678,000 (12.65%) for the three months ended September 30, 1997, when compared to the same period in 1996. For the nine month period ended September 30, 1997, noninterest expense increased $2,394,000 (16.31%) over the same period in 1996. With the exception of FDIC insurance premium and advertising expenses, all areas within the noninterest expense category experienced increases. Expenses relative to the operations of ULTEA and CGSB were not included in the Company's earnings until December, 1996, and March, 1997, respectively. With the addition of ULTEA, the Company recorded depreciation on equipment under operating leases of $155,000 for the three month period and $367,000 for the nine month period ended September 30, 1997.

Salaries and employee benefits, the largest component of noninterest expense, increased $677,000 (23.95%) for the quarter ended September 30, 1997, when compared to the same period in 1996. For the first nine months of 1997, salaries and employee benefits expense increased $1,425,000 (17.12%) over the same period in 1996. Along with the additions of personnel through the acquisitions of CGSB and ULTEA, these increases were the result of added personnel at RCB to expand its mortgage banking services and at Citizens Finance Co. to expand its consumer finance operations into new market areas. Also recorded during the third quarter of 1997 was compensation expense associated with the final distribution of stock under the Company's Executive Restricted Stock Purchase Plan.

Occupancy expenses for the nine month period ended September 30, 1997, increased $154,000 (16.87%) when compared to the same period in 1996. This increased expense resulted from additional costs associated with new facilities at several of the Company's subsidiaries.

For the three and nine month periods ended September 30, 1997, equipment expenses increased $174,000 (52.73%) and $381,000 (38.80%), respectively, when compared to the same periods in 1996. Additional equipment expenses related to the new facilities at several of the Company's subsidiaries and the conversion to Fiserv's Comprehensive Banking Systems software were the major components of these increases. The Company elected to maintain the data processing function in-house to provide its subsidiary banks with enhanced technology and flexibility.

For the first nine months of 1997, fees for outside services increased $205,000 (23.70%) when compared with the same period in 1996. Expenses relating to the data processing conversion were the major contributor to the growth in this area.

FDIC insurance premium expense decreased $563,000 (94.15%) during the third quarter of 1997 when compared to the third quarter of
1996.   The one-time special assessment to capitalize the SAIF,
which amounted to $545,000 at FCB, was recorded during the third quarter of 1996. For the first nine months of 1997, FDIC insurance premium expense decreased $613,000 (87.57%) when compared to the same period in 1996. Like all savings associations that are members of the SAIF, FCB experienced a reduction in the deposit insurance assessments charged from .23% to .065% of deposits effective January 1, 1997.

Advertising and public relations expense experienced a $10,000 (5.13%)decrease for the third quarter of 1997 compared to the same quarter of 1996. For the nine month period ended September 30, 1997, advertising and public relations expense decreased $127,000 (16.91%) when compared to the same period in 1996. This decrease was primarily due to the contribution of stock from FCB's investment portfolio to a public charitable trust at a cost basis of $220,000 with an associated market value of $820,000 during the first quarter of 1996. During 1997, additional advertising expenses were incurred to publicize the retail products at the subsidiary banks.

An increase of $239,000 (31.66%) and $602,000 (28.08%) occurred in other operating expenses for the three and nine month periods ended September 30, 1997, compared to the same periods in 1996. Again, the majority of these increases was attributable to the acquisition of CGSB and additional expenses incurred due to the data processing conversion.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant by the end of 1998. Noninterest expense includes the cost of such projects and the Company does not expect these costs to have a material impact on earnings in the future.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 1997 increased $200,000 (34.48%) over the same period in 1996. For the first nine months of 1997, income tax expense increased $330,000 (16.68%) when compared to the same period in 1996. The Company's effective tax rate increased from 25.86% for the nine month period ended September 30, 1996, to 28.35% for the same period in 1997. Along with the previously discussed contribution of appreciated property to a public charitable trust, a reduction in tax-exempt income during 1997 contributed to the lower effective tax rate in 1996.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Net loans and leases grew $68,337,000 (14.30%) from December 31, 1996, to September 30, 1997. The acquisition of CGSB accounted for $23,440,000 (34.30%) of the growth experienced. Excluding the CGSB loan portfolio, agricultural and consumer loan outstandings experienced the most significant growth during the first nine months of 1997. Agricultural and agricultural real estate loan outstandings, exclusive of CGSB, increased $13,755,000 (23.91%) from December 31, 1996, to September 30,
1997. Consumer loan outstandings grew $10,359,000 (21.42%) and commercial and commercial real estate loan outstandings grew $17,589,000 (8.52%), exclusive of CGSB, during the same period.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Company's Loan Review Committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial and agricultural loans from relatively lower-risk real estate loans; ii) the economies of the Company's primary market areas have been stable for some time and the growth of the allowance is intended to anticipate the cyclical nature of most economies; and iii) an increase in the amount of nonaccrual loans. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 1997. The allowance for loan and lease losses was increased $1,113,000 (17.98%) during the first nine months of 1997, $331,000 of which was attributable to the acquisition of CGSB.

The Company's provision for loan and lease losses was $298,000 for the three months ended September 30, 1997, compared to $212,000 for the same period in 1996. Net charge-offs were $145,000 during the third quarter of 1997 compared to $61,000 during the third quarter of 1996. The provision for loan and lease losses was $993,000 for the nine months ended September 30, 1997, compared to $1,187,000 for the same period in 1996. Net charge-offs were $211,000 during the first nine months of 1997 compared to net charge-offs of $527,000 during the same period of 1996. Included in the first nine months of 1996 charge-offs was the $469,000 writedown of a loan at FCB. The allowance for loan and lease losses as a percentage of total loans was 1.32% as of September 30, 1997, 1.28% as of December 31, 1996, and 1.31% as of September 30, 1996.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, increased from $1,974,000 at December 31, 1996, to $2,234,000 at September 30,
1997, an increase of $260,000 (13.17%). As a percentage of total loans and leases, nonperforming loans were .40% at September 30, 1997, .41% at December 31, 1996, and .39% at September 30, 1996.

SECURITIES

The dual objectives of the securities portfolio are to provide the Company with sources of both liquidity and earnings. Securities represented 23.34% of total assets at September 30, 1997, as compared to 24.98% at December 31, 1996. Exclusive of CGSB securities of $12,749,000 at September 30, 1997, the securities portfolio experienced a $7,760,000 (4.22%) decrease. This reduction resulted from the Company's shift of assets from the investment portfolio to the loan portfolio.

DEPOSITS AND BORROWED FUNDS

Exclusive of CGSB deposits which totaled $33,849,000 at September 30, 1997, total deposits increased less than 2.00% during the first nine months of 1997. Demand deposits experienced a decrease of $7,144,000 (12.88%), exclusive of the $4,986,000 at
CGSB, during this period. Much of this reduction can be attributed to normal seasonal fluctuations. Savings accounts, exclusive of $11,930,000 at CGSB, experienced an increase of $6,528,000 (2.91%) during the first nine months of 1997. Certificates of deposit increased $11,378,000 (4.08%) over the December 31, 1996, total, exclusive of CGSB certificates of deposit which totaled $16,933,000 at September 30, 1997. This increase was the result of rate specials in isolated maturities which were utilized to fund growth in loan outstandings.

Short-term borrowings generally include federal funds purchased, securities sold under agreement to repurchase, treasury tax and loan note options and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of September 30, 1997, the balance in this account had increased $35,745,000 (63.42%) from December 31, 1996, primarily due to the transfer of $21,000,000 in FHLB borrowings from other borrowings to short-term borrowings due to approaching maturities and the growth in securities sold under agreement to repurchase These repurchase agreements are used as a cash management tool by the Company's larger commercial customers.

Other borrowings decreased $14,578,000 (34.30%) during the first nine months of 1997 and included the Company's long-term FHLB funding. The transfer of $21,000,000 to short-term borrowings was offset by additional FHLB advances and the issuance of notes payable to the stockholders of CGSB. Total long-term FHLB advances had a weighted average remaining term of 3.80 years at a weighted average rate of 6.18% at September 30, 1997.

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

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                 6/30/97            12/31/96
                            Amount    Ratio     Amount    Ratio
                            ------    -----     ------    -----
Risk-Based Capital Ratios:(1)
 Tier 1 capital           $ 69,584  11.66%     $ 67,701  13.10%
 Tier 1 capital minimum
   requirement              23,879   4.00%       20,667   4.00%
                          --------  ------     --------  ------

 Excess                   $ 45,705   7.66%       47,034   9.10%
                          ========  ======     ========  ======

 Total capital            $ 76,783  12.86%     $ 73,777  14.28%
 Total capital minimum
   requirement              47,758   8.00%       41,334   8.00%
                          --------  ------     --------  ------
 Excess                   $ 29,025   4.86%     $ 32,443   6.28%
                          ========  ======     ========  ======
Total risk adjusted
 assets                   $596,969             $516,678
                          ========             ========
Leverage Capital Ratios:(2)

 Tier 1 capital           $ 69,584   8.78%     $ 67,701   9.81%
 Tier 1 capital minimum
   requirement(3)           31,695   4.00%       27,594   4.00%
                          --------  ------     --------  ------
 Excess                   $ 37,889   4.78%     $ 40,107   5.81%
                          ========  ======     ========  ======
Average adjusted assets
  (less goodwill)         $792,381             $689,854
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

In November of 1997, the Company entered into an agreement with a group of local investors to establish a de novo bank in Albuquerque, New Mexico. It is currently anticipated that this new bank, which will serve to diversify the Company's geographic risk, will open during the first quarter of 1998.

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

Net cash outflows from investing activities decreased $15,928,000 during the first nine months of 1997 compared to the same period in 1996. Net principal disbursed on loans increased $25,770,000 for the period under comparison while net purchases of securities decreased $36,834,000.

Net cash inflows from financing activities decreased $7,254,000 for the nine month period ended September 30, 1997, compared to the same period in 1996. Cash provided by a net change in borrowings decreased by $7,217,000 during the periods under comparison.

In the event of short term liquidity needs, the Company may purchase federal funds from correspondent banks. The Company may also borrow funds from the Federal Reserve Bank of Chicago, but has not done so during the periods covered in this report. Finally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Total cash inflows from operating activities increased $2,578,000 for the first nine months of 1997 compared to the same period in 1996. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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


                                   Dated:  November 13, 1997