Form 10-K
period 1997-12-31
HEARTLAND FINANCIAL USA INC
filed 1998-03-31
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997

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

As of March 23, 1998, the Registrant had issued and outstanding 4,728,107 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1998, was $83,221,271.* Such figures include 424,010 shares of the Registrant's Common Stock held in a fiduciary capacity by the Trust Department of the Dubuque Bank & Trust Company, a wholly-owned subsidiary of the Registrant.

*Based on the last reported price of an actual transaction in Registrant's Common Stock on March 17, 1998, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of
Stockholders are incorporated by reference into Part III.

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

          Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

PART I.

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has four wholly-owned bank subsidiaries which are located in Dubuque, Iowa, Cottage Grove, Wisconsin and Galena and Rockford, Illinois and one wholly-owned federal savings bank subsidiary which is located in Keokuk, Iowa (collectively, the "Bank Subsidiaries"). All five Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). Dubuque Bank and Trust Company ("DB&T") is chartered under the laws of the State of Iowa and has two wholly-owned subsidiaries: DB&T Insurance, Inc. ("DB&T Insurance"), a multi-line insurance agency and DB&T Community Development Corp. ("DB&T Development"), majority owner of a senior housing project. Galena State Bank and Trust Company, Galena, Illinois, ("GSB") and Riverside Community Bank, Rockford,Illinois, ("RCB") are chartered under the laws of the State of Illinois. First Community Bank, FSB ("FCB") is organized under the laws of the United States. FCB has one wholly-owned subsidiary, KFS Services, Inc. Wisconsin Community Bank, previously Cottage Grove State Bank, ("WCB") is chartered under the laws of the State of Wisconsin and has one subsidiary, DBT Investment Corporation ("DBT Investment"), an investment management company. The Bank Subsidiaries operate 17 banking locations in Iowa, Illinois and Wisconsin. Heartland has three wholly-owned non-bank subsidiaries. Citizens Finance Co. ("Citizens") is a consumer finance company. ULTEA, Inc. ("Ultea") is a fleet leasing company headquartered in Madison, Wisconsin. Keokuk Bancshares, Inc. ("Keokuk") is an investment management company. During the fourth quarter of 1997, Heartland entered into an agreement with a group of New Mexico business leaders to establish a new bank in Albuquerque, New Mexico. Pending regulatory approval, the new bank will begin operations in the second quarter of 1998 and will be organized under the laws of the state of New Mexico. Heartland will own 80% of the proposed organization.

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

Heartland has an internal data processing division and has attempted to remain at the forefront of the banking industry in new technological innovations. Heartland believes that retaining control of its data processing leads to decreased operating costs and more effective service to its customers. Accordingly, during 1997, all Bank Subsidiaries converted to the Fiserv Comprehensive Banking System program, a national leader in bank software technology. To provide a high level of customer service and to manage effectively its growth, acquisition and operating strategies, Heartland also focuses on continued improvement of the internal operating systems of the Bank Subsidiaries.

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

Heartland's acquisition strategy is focused on traditional community banks and thrifts located in stable and growing areas of Iowa, Wisconsin, Minnesota and Illinois. Heartland intends to look beyond these geographic areas for acquisition opportunities as evidenced by the proposed de novo bank in Albuquerque, New Mexico. In addition to price and terms, other factors considered by Heartland in determining the desirability of an acquisition candidate include financial condition, earnings potential, quality of management, market area and competitive environment.

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

Agricultural Loans

DB&T is one of the largest agricultural lenders in the state of Iowa. Agricultural loans continue to be emphasized by both DB&T and GSB due to their concentration of customers in rural markets. Agricultural loans remain balanced, however, in proportion to the rest of Heartland's consolidated loan portfolio. In connection with their agricultural lending, all of the Bank Subsidiaries have remained close to their traditional geographic market areas. The majority of the outstanding agricultural operating and real estate loans are within 60 miles of their main or branch offices.

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

Real Estate Mortgage Loans

Mortgage lending has been a focal point of the Bank Subsidiaries as each of them continues to build real estate lending business. A stable rate environment along with expanded production capabilities at RCB combined to increase the number of loan originations as compared to prior years. The majority of home loans generated by the Bank Subsidiaries were sold to government agencies in the secondary mortgage market with servicing rights retained. Management believes that the retention of mortgage servicing provides the Bank Subsidiaries with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows each of the Bank Subsidiaries to continue to have regular contact with mortgage customers.

Consumer Lending

The Bank Subsidiaries' consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity, student loans, credit cards, signature loans and small personal credit lines.

Consumer loan demand is also serviced through Citizens which currently serves the consumer credit needs of over 2,200 customers in the three state area of Iowa, Illinois and Wisconsin from its Dubuque, Iowa, and Madison, Wisconsin, offices.

Trust Departments

The trust departments for DB&T, GSB and FCB have been providing trust services to their respective communities for many years. Trust personnel from DB&T also work with RCB and WCB personnel to provide trust services to all bank subsidiaries. Currently, the Bank Subsidiaries have over $434 million of consolidated assets under management and provide a full complement of trust and investment services for individuals and corporations.

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

Brokerage and Other Services

DB&T contracts with a third-party vendor, Focused Investments LLC, an affiliate of Wayne Hummer & Co., to operate independent securities offices within DB&T's main office, Grandview and Kennedy Mall branch offices and GSB's main office. DB&T's Farley office also schedules regular hours for a broker to be available to meet with customers. Focused Investments LLC offers full-service stock and bond trading, direct investments, annuities and mutual funds.

DB&T Insurance has continued to grow its personal and commercial insurance lines and the number of independent insurance companies it represents. DB&T Insurance is a multi-line insurance agency in the Dubuque area and offers a complete array of vehicle, property and casualty, life and disability insurance, as well as commercial lines and tax-free annuities.

B.   MARKET AREAS

DB&T is located in the Dubuque County area of Iowa which encompasses the city of Dubuque and a number of surrounding rural communities. The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois and Wisconsin. Based upon the results of the 1990 census, the city of Dubuque had a total population of approximately 61,000.

In addition to its main banking office, DB&T has seven branch offices, all of which are located in the Dubuque County area. As a subsidiary of DB&T, DB&T Insurance has substantially the same market area as the parent organization. Citizens also operates within this market area, and, in addition, an office was opened in Madison, Wisconsin, during June, 1996.

GSB is located in Galena, Illinois, which is less than five miles from the Mississippi River, approximately 20 miles east of Dubuque and 155 miles west of Chicago. GSB also has an office in Stockton, Illinois, and as such, services customers in Jo Daviess County, Illinois. Based on the 1990 census, the county had a population of approximately 22,000 people.

FCB's main office is in Keokuk, Iowa, which is located in the southeast corner of Iowa near the borders of Iowa, Missouri and Illinois. Due to its location, FCB serves customers in the tri-county region of Lee County, Iowa, Hancock County, Illinois and Clark County, Missouri. Lee, Hancock and Clark Counties have populations of approximately 43,100, 23,900 and 8,500, respectively. FCB has one branch office in Keokuk and another branch in the city of Carthage in Hancock County, Illinois. Keokuk is an industrial community with a population of approximately 13,500.

RCB is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County.
Based on the 1990 census, the county had a population of 284,000 and the city of Rockford had a population of 140,000.

WCB operates one office from its location in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. A branch office was opened in Middleton, a suburb of Madison, in February, 1998. The county had a population of 390,000 and the village of Cottage Grove had a population of 1,100 according to the 1990 census.

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

The Bank Subsidiaries' combined market area is highly competitive. Many financial institutions based in the communities surrounding Dubuque, Galena, Rockford, Cottage Grove and Keokuk actively compete for customers within Heartland's market area. The Bank Subsidiaries also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

D.  EMPLOYEES

At December 31, 1997, Heartland employed 338 full-time equivalent employees. Heartland places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement with Heartland. Heartland offers a variety of employee benefits and management considers its employee relations to be excellent.

E.  ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS")- SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") was effective for Heartland for transactions occurring after December 31, 1996, and provided standards for accounting recognition or derecognition of assets and liabilities. The adoption of SFAS No. 125 did not have a material effect on Heartland.

SFAS No. 130 "Reporting Comprehensive Income" will be effective for Heartland for the year beginning January 1, 1998 and establishes the standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities.


F.   SUPERVISION AND REGULATION


General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the FDIC, the OTS, the Iowa Superintendent of Banking (the "Superintendent"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Wisconsin Division of Banking (the "Division"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as Heartland and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to Heartland and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following references to material statutes and regulations affecting Heartland and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of Heartland and its subsidiaries.

Recent Regulatory Developments

Pending Legislation
Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or to a state bank or state thrift. Under the pending legislation, any federal thrift that failed to convert to a national or state bank within two years following enactment of the legislation would, by operation of law, become a national bank as of the second anniversary of enactment of the legislation. The pending legislation would combine the OTS with the Office of the Comptroller of the Currency by the second anniversary of the enactment of the legislation, and would merge the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") as of the earlier of January 1, 2000 or the second anniversary of enactment of the legislation. At this time, Heartland is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of Heartland and the Bank Subsidiaries.

Heartland

General
Heartland, as the sole shareholder of DB&T, GSB, RCB and WCB, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the FRB under the BHCA. In accordance with FRB policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not do so absent such policy. Under the BHCA, Heartland is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require.

Heartland's ownership of FCB makes Heartland a savings and loan holding company as defined in the HOLA. Although savings and loan holding companies generally are subject to supervision and regulation by the OTS, companies that, like Heartland, are both bank holding companies and savings and loan holding companies are exempt from OTS supervision, although federal law requires the FRB to consult with the OTS, as appropriate, in establishing the scope of an FRB examination of any such company, to provide the OTS, upon request, with copies of FRB examination reports and other supervisory information concerning any such company and to cooperate with the OTS in any enforcement action against any such holding company if the conduct at issue involves the company's savings association subsidiary.

Investments and Activities
Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also prohibits, with certain exceptions, Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, Heartland and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits acquisition of "control" of federally-insured depository institutions, such as the Bank Subsidiaries, or bank holding companies, such as Heartland, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a depository institution or bank holding company.

Capital Requirements
Bank holding companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1997, Heartland had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 12.71% and a leverage ratio of 8.76%.

Dividends
The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law (the "DGCL") allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Federal Securities Regulation
Heartland's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General
DB&T is an Iowa-chartered bank, the accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Iowa-chartered bank, DB&T is subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, as the chartering authority for Iowa banks, and the FDIC, as administrator of the BIF.

GSB and RCB are Illinois-chartered banks, the deposit accounts of which are insured by the BIF of the FDIC. As BIF-insured, Illinois-chartered banks, GSB and RCB are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

WCB is a Wisconsin-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Wisconsin-chartered bank, WCB is subject to the examination, supervision, reporting and enforcement requirements of the Division, as the chartering authority for Wisconsin banks, and the FDIC, as administrator of the BIF.

FCB is a federally chartered savings association, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings association, FCB is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF.

Deposit Insurance
As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 1997, FDIC deposit insurance assessments for both BIF and SAIF members ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, assessment rates for both BIF and SAIF members will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO Assessments
Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, the Bank Subsidiaries paid FICO assessments totaling $116,000.

Supervisory Assessments
All Iowa banks, Illinois banks, Wisconsin banks, and Federal savings associations are required to pay supervisory fees to the Superintendent, the Commissioner, the Division, and the OTS, respectively, to fund the operations of such agencies. The amount of such supervisory fees is based upon each institution's total assets. During the year ended December 31, 1997, the Bank Subsidiaries paid supervisory assessments totaling $61,000.

Capital Requirements
The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as DB&T, GSB, RCB and WCB: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (see "--Heartland--Capital Requirements").

Pursuant to the HOLA and OTS regulations, savings associations, such as FCB, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders' equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital means core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the allowances for loan and lease losses.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC and the OTS provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit or nontraditional activities.

During the year ended December 31, 1997, none of the Bank Subsidiaries was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements, as follows:

               Total Risk-Based    Leverage       Tangible
                Capital Ratio   Capital Ratio  Capital Ratio

DB&T                 10.92%          7.81%          N/A
GSB                  13.09           7.06           N/A
RCB                  12.04           7.79           N/A
WCB                  18.32          11.11           N/A
FCB                  11.05           7.53          7.69%

The OTS has proposed to amend its regulations to establish a minimum core capital requirement of 3% of total assets for any savings association assigned a composite rating of 1 under the Uniform Financial Institutions Rating System ("UFIRS") as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations. It is not anticipated that the adoption of this proposal would affect FCB's ability to comply with the OTS capital requirements.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default.

Dividends
Iowa law provides that an Iowa-chartered bank, such as DB&T, may not pay dividends in an amount greater than its undivided profits. Under the laws of Illinois and Wisconsin, Illinois-chartered banks, such as GSB and RCB, and Wisconsin-chartered banks, such as WCB, respectively, are subject to a substantially similar limitation on dividends.

OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a "Tier 1 Institution") can, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year in an aggregate amount of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior OTS approval. As of December 31, 1997, FCB was a Tier 1 Institution.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. Further, under applicable regulations of the OTS, FCB may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with FCB's conversion from the mutual to the stock form of ownership in 1991. As of December 31, 1997, approximately $21.7 million was available to be paid as dividends to Heartland by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Bank Subsidiaries if such payment is deemed to constitute an unsafe or unsound practice.

The OTS has proposed to amend its regulations governing capital distributions (including cash dividends) by savings associations, such as FCB. The proposed amendment would require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite UFIRS rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing would be required to obtain OTS approval prior to making a capital distribution only if the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, would exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years. The proposed amendment will continue to require that the OTS be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like FCB, is a subsidiary of a savings and loan holding company.

Insider Transactions
The Bank Subsidiaries are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their respective directors and officers, to directors and officers of Heartland and its subsidiaries, to principal stockholders of Heartland, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of Heartland or one of its subsidiaries or a principal stockholder of Heartland may obtain credit from banks with which any of the Bank Subsidiaries maintains a correspondent relationship.

Safety and Soundness Standards
The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally-insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

Branching Authority
Iowa law strictly regulates the establishment of bank offices. Under the Iowa Banking Act, an Iowa state bank, such as DB&T, may not establish a bank office outside the boundaries of the counties contiguous to or cornering upon the county in which the principal place of business of the bank is located. Further, Iowa law prohibits an Iowa bank from establishing de novo branches in a municipality other than the municipality in which the bank's principal place of business is located, if another bank already operates one or more offices in the municipality in which the de novo branch is to be located. The number of offices an Iowa bank may establish in a particular municipality is also limited depending upon the municipality's population.

Illinois banks, such as GSB and RCB, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Likewise, under Wisconsin law, Wisconsin banks may, subject to regulatory approval, establish branch offices anywhere in the State of Wisconsin.

Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank Subsidiaries -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either de novo or through acquisitions of all or part of another financial institution. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test, the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 1997, FCB qualified as a "domestic building and loan association," as defined in the Internal Revenue Code, and met the QTL test.

Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. The laws of Iowa, Illinois and Wisconsin permit interstate bank mergers, subject to certain conditions, including, in each case, a prohibition against interstate mergers unless any Iowa, Illinois or Wisconsin bank involved has been in existence and continuous operation for more than five years.

State Bank Activities
Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of DB&T, GSB, RCB or WCB.

Qualified Thrift Lender Test
The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing- and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (see "--The Bank Subsidiaries--Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its activities. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 1997, FCB satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 74.25% and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

Liquidity Requirements
OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1997, FCB was in compliance with OTS liquidity requirements, with a liquidity ratio of 8.91%.

Federal Reserve System
FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank Subsidiaries are in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the FRB may be used by FCB to satisfy liquidity requirements imposed by the OTS.


G.  GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONDITIONS

The earnings of Heartland are affected by the policies of regulatory authorities, including the Federal Reserve System whose monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of Heartland. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings be predicted.

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

DB&T has a total of seven branch offices in addition to its main office. Five of these offices are located in the city of Dubuque, and three branches are located in the surrounding Iowa communities of Epworth, Farley and Holy Cross. DB&T owns all of its branch offices without material encumbrances, except its branch located at Kennedy Mall. DB&T owns the buildings but leases the land under long term agreements at its Kennedy Mall branch and Main Street office location. The DB&T subsidiaries, operate out of the main office.

Citizens' Dubuque office is located in the Main Street Office location of DB&T. The Madison office for Citizens is located in a leased building at 1771 Thierer Road, Madison, Wisconsin 53707.

GSB's main office is located at 971 Gear Street on the west side of Galena, Illinois. Construction of this new 18,000 square foot brick banking facility was completed in 1996. A drive-up facility is also located in downtown Galena. One branch office is located in Stockton, Illinois, which is located approximately 24 miles east of Galena. Each of these offices is owned without material encumbrances.

The main office of FCB is located at 4th and Concert Street, Keokuk, Iowa 52632. The property was purchased by FCB in 1983 and consists of a one-story brick building constructed in 1951. This building comprises approximately 6,000 square feet, all of which is occupied by FCB. During 1996, FCB opened a 2,100 square foot branch on the northwest side of Keokuk. FCB also has one branch office located in Carthage, Illinois, which is located approximately 15 miles east of Keokuk, Iowa. The one-story wooden frame building constructed in 1976 comprises approximately 3,000 square feet, all of which is occupied by FCB. Each of these offices are owned without material encumbrances.

RCB operates from an 8,000 square foot one-story brick building located at 6700 East Riverside Boulevard, Rockford, Illinois
61114.

The main office of WCB is located at 580 N. Main Street, Cottage Grove, Wisconsin 53527. The property was constructed by WCB in 1972 and consists of a one-story stucco building. This building comprises approximately 6,000 square feet, all of which is occupied by WCB. A branch facility was purchased in Middleton, Wisconsin in 1997. This branch facility is a one-story wood building totaling 2,500 square feet, all of which is occupied by WCB and is owned without material encumbrances.

ULTEA leases a 1900 square foot facility at 2976 Triverton Pike, Madison, Wisconsin 53711.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Heartland or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1997 to a vote of security holders.

PART II
ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Heartland's Common Stock was held by approximately 750 shareholders of record as of March 23, 1998, and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of reported prices per share of Heartland's Common Stock in the over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Heartland Common Stock Actual

Calendar Quarter                         High            Low
1996:
  First                                $17 11/16      $16 3/16
  Second                                20             17 1/4
  Third                                 25             17 1/4
  Fourth                                24 3/4         24

1997:
  First                                $24            $26 19/32
  Second                                25 1/4         27 9/32
  Third                                 25             30 9/32
  Fourth                                26             30

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 1997. The following table sets forth the cash dividends per share paid on Heartland's
Common Stock for the past two years:


Calendar Quarter
                         1997           1996

  First                 $.13           $.10
  Second                 .13            .10
  Third                  .13            .10
  Fourth                 .13            .10


ITEM 6.

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                For the Years Ended December 31,
                                   1997        1996      1995
                                --------------------------------

STATEMENT OF INCOME DATA

 Interest income                   $ 59,261  $ 51,886  $ 49,149
 Interest expense                    31,767    27,644    25,529
                                   --------  --------  --------
 Net interest income                 27,494    24,242    23,620
 Provision for loan and
  lease losses                        1,279     1,408       820
                                   --------  --------  --------
 Net interest income after
  provision for loan and
  lease losses                       26,215    22,834    22,800
 Noninterest income                   8,565     7,364     4,981
 Noninterest expense                 22,927    19,507    17,323
 Provision for income taxes           3,338     2,685     2,884
                                   --------  --------  --------
 Net income                        $  8,515  $  8,006  $  7,574
                                   ========  ========  ========

PER COMMON SHARE DATA
 Net income-basic                  $   1.80  $   1.70  $   1.58
 Net income-diluted                    1.78      1.69      1.58
 Cash dividends                        0.52       .40       .30
 Dividend payout ratio                28.96%    23.53%    19.03%
 Book value                        $  16.38  $  14.84  $  13.76
 Weighted average shares
  outstanding-basic               4,738,171 4,715,009 4,805,184

BALANCE SHEET DATA
 Investments and federal
  funds sold                       $234,666  $183,966  $171,726
 Total loans and leases,
  net of unearned                   556,406   484,085   454,905
 Allowance for loan and lease
  losses                              7,362     6,191     5,580
 Total assets                       852,060   736,552   677,313
 Total deposits                     623,532   558,343   534,587
 Long-term obligations               43,023    42,506    45,400
 Redeemable preferred stock            -         -            -
Stockholders' equity                 77,772    70,259    64,506

EARNINGS PERFORMANCE DATA
 Return on average total assets        1.09%     1.16%     1.18%
 Return on average stockholders'
  equity                              11.59     12.00     12.28
 Net interest margin ratio (1)         3.89      3.98      4.13

ASSET QUALITY RATIOS
 Nonperforming assets to total
  assets                               0.34%     0.34%     0.28%
Nonperforming loans and leases
  to total loans and leases            0.37      0.41      0.26
 Net loan and lease charge-offs
  to average loans and leases          0.08      0.17      0.08
 Allowance for loan and lease
  losses to total loans and
  leases                               1.32%     1.28%     1.23%
 Allowance for loan and lease
  losses to nonperforming
  loans and leases                   362.30    313.63    463.84

CAPITAL RATIOS
 Average equity to average
  assets                               9.39%     9.66%     9.59%
 Total capital to risk-adjusted
  assets                              12.71     14.28     14.46
 Tier 1 leverage                       8.76      9.54      9.47


SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                          For the Years Ended
                                              December 31,
                                             1994      1993
                                          --------------------
STATEMENT OF INCOME DATA

 Interest income                          $43,373    $ 43,265
 Interest expense                          20,128      21,126
                                          --------   --------
 Net interest income                       23,245      22,139
 Provision for loan and lease losses          811       1,014
                                          --------   --------
 Net interest income after provision
   for loan and lease losses               22,434      21,125
 Noninterest income                         4,965       5,470
 Noninterest expense                       17,244      16,338
 Provision for income taxes                 3,015       3,251
                                          --------  --------
 Net income                               $ 7,140    $  7,006
                                          ========   ========
PER COMMON SHARE DATA
 Net income-basic                         $   1.47   $   1.47
 Net income-diluted                           1.47       1.47
 Cash dividends                                .26        .20
 Dividend payout ratio                       17.99%     13.33%
 Book value                               $  11.76   $  11.52
  Weighted average shares
  outstanding-basic                      4,845,648  4,774,718

BALANCE SHEET DATA
 Investments and federal funds sold       $162,968   $211,394
 Total loans and leases, net of unearned   422,216    374,778
 Allowance for loan and lease losses         5,124      4,433
 Total assets                              626,490    620,214
 Total deposits                            513,239    498,279
 Long-term obligations                      23,562     25,055
 Redeemable preferred stock                   -            67
 Stockholders' equity                       56,930     55,098

EARNINGS PERFORMANCE DATA
 Return on average total assets               1.18%      1.17%
 Return on average stockholders' equity      12.82      14.20
 Net interest margin ratio (1)                4.32       4.11

ASSET QUALITY RATIOS
 Nonperforming assets to total assets         0.17%      0.30%
 Nonperforming loans and leases
  to total loans and leases                   0.21       0.32
 Net loan and lease charge-offs
  to average loans and leases
 Allowance for loan and lease losses          0.03       0.04
  to total loans and leases                   1.21%      1.18%
 Allowance for loan and lease losses
  to nonperforming loans and leases         580.95     374.09
CAPITAL RATIOS
 Average equity to average assets             9.22%      8.23%
 Total capital to risk-adjusted assets       15.04      14.37
 Tier 1 leverage                              9.32       8.49


(1)  Tax equivalent using a 34% tax rate.

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

The consolidated financial statements include the accounts of Heartland and its wholly-owned subsidiaries: Dubuque Bank and Trust Company ("DB&T"); DB&T Insurance, Inc.; DB&T Community Development Corp.; Galena State Bank and Trust Company ("GSB"); Riverside Community Bank ("RCB"); First Community Bank, FSB ("FCB"); Wisconsin Community Bank ("WCB"; previously Cottage Grove State Bank); Citizens Finance Co. ("Citizens"); ULTEA, Inc. ("ULTEA"); DBT Investment Corporation and Keokuk Bancshares, Inc.

This report, including the Chairman's Report to Stockholders and President's Message, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Heartland intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Heartland are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Heartland's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of Heartland and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Heartland's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Heartland and its business, including additional factors that could materially affect Heartland's financial results, is included in Heartland's filings with the Securities and Exchange Commission.

OVERVIEW

Heartland recorded its seventh consecutive year of increased annual earnings during 1997, up $509,000 (6.36%) from 1996. On a basic per common share basis, the 1997 earnings increased 5.88%. These sustained increases are particularly gratifying given the increased emphasis and the related costs associated with the expansion of Heartland's asset base and development of other noninterest income sources. The initiatives undertaken included:

  The conversion of all Heartland banks to new banking software.

  The acquisition of WCB on March 1 and its purchase of a branch facility in Middleton, Wisconsin.

  Expansion into the vehicle leasing and fleet management business with the purchase of ULTEA in December, 1996.

  Enhancement of banking operations in Rockford, Illinois and the recently announced de novo expansion into Albuquerque, New
  Mexico.

Net income increased $432,000 (5.70%) in 1996 from 1995. On a basic per common share basis, 1996 net income increased 7.59% from 1995. This performance reflected significantly improved noninterest income during 1996, which was partially mitigated by increased costs related to the first full year of operation of RCB and the one-time Savings Association Insurance Fund ("SAIF") special assessment at FCB.

Total noninterest income increased 16.31% during 1997 compared to an increase of 47.84% during 1996. Gains on sales of securities accounted for 61.94% of the $2,383,000 change during 1996.
During 1997, gains on sales of securities decreased $443,000. Exclusive of these gains on sales of securities, noninterest income increased 30.03% during 1997. During both years, there were substantial increases in core noninterest income components which include service charges, trust fees and gains on the sale of loans. Rental income on operating leases at ULTEA was also a major contributor to the 1997 growth in noninterest income.

Concurrent with the growth of the Heartland organization, noninterest expense increased $3,420,000 (17.53%) and $2,184,000 (12.61%) during 1997 and 1996, respectively, compared to the previous year. The increases were largely due to costs associated with the initiatives discussed earlier. While management remains committed to the control of overhead, they are also committed to investing sufficient resources to profitably expand the franchise.

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

Net interest income on a fully tax equivalent basis was $28,280,000, $25,476,000 and $24,721,000 for 1997, 1996 and 1995,
respectively, an increase of 11.01% for 1997 and 3.05% for 1996. Expressed as a percentage of average earning assets, Heartland's net interest margin decreased to 3.89% in 1997 and 3.98% in 1996, compared to 4.13% in 1995. These decreases occurred for several reasons:

  The return on Heartland's securities portfolio declined as several higher-yielding securities matured or were called and the average life of the portfolio was reduced to 1.75 years at December 31, 1997.

  The additional investment during 1996 of nearly $3 million in low-income housing projects, while the investment generates income tax credits, negatively impacted the net interest margin calculation.

  With strong loan demand, rates paid on interest bearing deposits were elevated somewhat to sustain deposit growth.

  Growth in noninterest bearing deposits remained relatively flat during both years.

  Heartland bank subsidiaries increased their reliance on Federal Home Loan Bank ("FHLB") funding, which is typically more expensive than core deposits.

Heartland continues to manage its balance sheet on a proactive basis. The following table sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(Dollars in thousands)

                                        For the Year Ended
                                        December 31, 1997

                                   Average
                                   Balance     Interest   Rate
                                   -------     --------   ----
EARNING ASSETS

Securities:
 Taxable                           $169,086    $ 10,393    6.15%
 Nontaxable (1)                      19,700       1,773    9.00
                                   ---------   ---------  ------
Total securities                    188,786      12,166    6.44
                                   ---------   ---------  ------
Interest bearing deposits             2,972          98    3.30
Federal funds sold                   12,570         681    5.42
                                   ---------   ---------  ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   222,157      19,683    8.86
 Residential mortgage               178,362      14,083    7.90
 Agricultural and agricultural
  real estate (1)                    66,294       6,037    9.11
 Consumer                            55,218       5,672   10.27
 Direct financing leases, net         6,739         501    7.43
 Fees on loans                            -       1,126       -
 Less: allowance for loan
  and lease losses                   (6,998)          -       -
                                   ---------   ---------  ------
Net loans and leases                521,772      47,102    9.03
                                   ---------   ---------  ------

Total earning assets                726,100      60,047    8.27
                                   ---------   ---------  ------
NONEARNING ASSETS
 Total nonearning assets             56,596          -        -
                                   ---------   ---------  ------
TOTAL ASSETS                       $782,696    $ 60,047    7.67%
                                   =========   =========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                  $237,730     $ 8,317    3.50%
 Time, $100,000 and over             34,913       1,961    5.62
 Other time deposits                268,201      15,487    5.77
Short-term borrowings                70,313       3,740    5.32
Other borrowings                     36,406       2,262    6.21
                                   ---------   ---------  ------
 Total interest bearing
  liabilities                       647,563      31,767    4.91
                                   ---------   ---------  ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         51,770           -       -
Accrued interest and other
  liabilities                         9,906           -       -
                                   ---------   ---------  ------
 Total noninterest bearing
  liabilities                        61,676           -       -
                                   ---------   ---------  ------
Stockholders' Equity                 73,457           -       -
                                   ---------   ---------  ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $782,696    $ 31,767    4.06%
                                   =========   =========  ======
Net interest income (1)                        $ 28,280
                                               =========
Net interest income
 to total earning assets (1)                               3.89%
                                                          ======
Interest bearing liabilities
 to earning assets                   89.18%
                                   =========

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(Dollars in thousands)

                                        For the Year Ended
                                        December 31, 1996

                                   Average
                                   Balance     Interest   Rate
                                   -------     --------   ----
EARNING ASSETS

Securities:
 Taxable                           $136,107    $  8,392    6.17%
 Nontaxable (1)                      31,005       3,108   10.02
                                   ---------   ---------  ------
Total securities                    167,112      11,500    6.88
                                   ---------   ---------  ------
Interest bearing deposits             4,332         163    3.76
Federal funds sold                   11,532         610    5.29

                                   ---------   ---------  ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   195,372      17,058    8.73
 Residential mortgage               160,511      12,637    7.87
 Agricultural and agricultural
  real estate (1)                    58,975       5,377    9.12
 Consumer                            41,302       4,250   10.29
 Direct financing leases, net         7,502         549    7.32
 Fees on loans                            -         976       -
 Less: allowance for loan
  and lease losses                   (6,026)          -       -
                                   ---------   ---------  ------
Net loans and leases                457,636      40,847    8.93
                                   ---------   ---------  ------

Total earning assets                640,612      53,120    8.29
                                   ---------   ---------  ------
NONEARNING ASSETS
 Total nonearning assets             50,473          -        -
                                   ---------   ---------  ------
TOTAL ASSETS                       $691,085    $ 53,120    7.69%
                                   =========   =========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                  $214,401    $  7,474    3.49%
 Time, $100,000 and over             37,806       2,131    5.64
 Other time deposits                239,300      13,585    5.68
Short-term borrowings                37,100       1,943    5.24
Other borrowings                     41,936       2,511    5.99
                                   ---------   ---------  ------
 Total interest bearing
  liabilities                       570,543      27,644    4.85
                                   ---------   ---------  ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         45,205           -       -
Accrued interest and other
  liabilities                         8,606          -        -
                                   ---------   ---------  ------
 Total noninterest bearing
  liabilities                        53,811           -       -
                                   ---------   ---------  ------
Stockholders' equity                 66,731           -       -
                                   ---------   ---------  ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $691,085    $ 27,644    4.00%
                                   =========   =========  ======
Net interest income (1)                        $ 25,476
                                               =========
Net interest income
 to total earning assets (1)                               3.98%
                                                          ======
Interest bearing liabilities
 to earning assets                   89.06%
                                   =========

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS & RATES (1)
(Dollars in thousands)

                                        For the Year Ended
                                         December 31, 1995

                                   Average
                                   Balance     Interest   Rate
                                   -------     --------   ----
EARNING ASSETS
Securities:
 Taxable                           $116,683    $ 7,562     6.48%
 Nontaxable (1)                      25,518      2,671    10.47
                                   --------    -------    ------
Total securities                    142,201     10,233     7.20
                                   --------    -------    ------
Interest bearing deposits             3,059        116     3.79
Federal funds sold                   12,765        740     5.80
                                   --------    --------   ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   186,062     16,403     8.82
 Residential mortgage               155,208     12,211     7.87
 Agricultural and agricultural
  real estate (1)                    60,171      5,422     9.01
 Consumer                            35,881      3,650    10.17
 Direct financing leases, net         9,362        670     7.16
 Fees on loans                            -        805        -
 Less: allowance for loan
  and lease losses                   (5,454)         -        -
                                   ---------   --------   ------
Net loans and leases                441,230     39,161     8.88
                                   ---------   --------   ------

Total earning assets                599,255     50,250     8.39
                                   ---------   --------   ------
NONEARNING ASSETS
 Total nonearning assets             43,501          -        -
                                   ---------   --------   ------

TOTAL ASSETS                       $642,756    $50,250     7.82%
                                   =========   ========   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                  $206,353    $ 7,338     3.56%
 Time, $100,000 and over             30,091      1,658     5.51
 Other time deposits                233,983     13,033     5.57
Short-term borrowings                21,665      1,236     5.71
Other borrowings                     37,253      2,264     6.08
                                   ---------   --------   ------
 Total interest bearing
  liabilities                       529,345     25,529     4.82
                                   ---------   --------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         43,467          -        -
Accrued interest and other
  liabilities                         8,281          -        -
                                   ---------   --------   ------
 Total noninterest bearing
  liabilities                        51,748          -        -
                                   ---------   --------   ------
Stockholders' equity                 61,663          -        -
                                   ---------   --------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $642,756    $25,529     3.97%
                                   =========   ========   ======

Net interest income (1)                        $24,721
                                               ========
Net interest income                                        4.13%
 to total earning assets (1)                              ======
Interest bearing liabilities
 to earning assets                    88.33%
                                   =========
 (1) Tax equivalent basis is calculated using an effective tax rate of 34%.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

                                    For the Year Ended
                                         December 31,
                                    1997 Compared to 1996
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------

EARNING ASSETS/
INTEREST INCOME
Securities
 Taxable                         $2,033    $  (32)  $2,001
 Nontaxable                      (1,133)     (202)  (1,335)
Interest bearing deposits           (51)      (14)     (65)
Federal funds sold                   55        16       71
Loans and leases                  5,725       530    6,255
                                 -------   -------  -------
TOTAL EARNING ASSETS              6,629       298    6,927


LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                   813        30      843
 Time, $100,000 and over           (163)       (7)    (170)
 Other time deposits              1,641       261    1,902
Short-term borrowings             1,739        58    1,797
Other borrowings                   (331)       82     (249)
                                 -------   -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                      3,699       424    4,123
                                 -------   -------  -------
NET INTEREST INCOME              $2,930    $ (126)  $2,804
                                 =======   =======  =======

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

                                    For the Year Ended
                                         December 31,
                                    1996 Compared to 1995
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------

EARNING ASSETS/
INTEREST INCOME
Securities
 Taxable                         $1,260    $ (430)  $  830
 Nontaxable                         574      (137)     437
Interest bearing deposits            48        (1)      47
Federal funds sold                  (71)      (59)    (130)
Loans and leases                  1,456       230    1,686
                                 -------   -------  -------
TOTAL EARNING ASSETS              3,267      (397)   2,870


LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                   286      (150)     136
 Time, $100,000 and over            425        48      473
 Other time deposits                296       256      552
Short-term borrowings               883      (176)     707
Other borrowings                    285       (38)     247
                                 -------   -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                      2,175       (60)   2,115
                                 -------   -------  -------
NET INTEREST INCOME              $1,092     $(337)  $  755
                                 =======   =======  =======

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

                                    For the Year Ended
                                         December 31,
                                    1995 Compared to 1994
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------

EARNING ASSETS/
INTEREST INCOME
Securities
 Taxable                         $(1,267)  $  582   $ (685)
 Nontaxable                         (154)    (385)    (539)
Interest bearing deposits             12       32       44
Federal funds sold                   363      185      548
Loans and leases                   3,831    2,413    6,244
                                 --------  -------  -------
TOTAL EARNING ASSETS               2,785    2,827    5,612

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                    (36)   1,851    1,815
 Time, $100,000 and over             368      270      638
 Other time deposits                 658    1,112    1,770
Short-term borrowings               (111)     387      276
Other borrowings                     737      165      902
                                 --------  -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                       1,616    3,785    5,401
                                 -------   -------  -------
NET INTEREST INCOME              $ 1,169   $ (958)  $  211
                                 =======   =======  =======

PROVISION FOR LOAN AND LEASE LOSSES

The provision expense for loan and lease losses decreased $129,000 (9.16%) during 1997 compared to an increase of $588,000 (71.71%) during 1996. The additional provision expense during 1996 resulted from a $433,000 (118.96%) increase in net charge-offs, primarily due to a $469,000 writedown on a pool of leases purchased from the Bennett Funding Group. The allowance for loan and lease losses as a percentage of total loans and leases was 1.32% at December 31, 1997, 1.28% at December 31, 1996 and 1.23%
at December 31, 1995.

NONINTEREST INCOME
(Dollars in thousands)
                                        For the Years Ended
                                           December 31,
                                     1997      1996      1995
                                     ------------------------

Service charges and fees           $ 2,723   $ 2,437   $ 2,106
Trust fees                           2,009     1,810     1,472
Brokerage commissions                  324       212       110
Insurance commissions                  563       650       611
Securities gains, net                1,446     1,889       413
Rental income on operating leases      811         -         -
Gains on sale of loans                 373       131        73
Other noninterest income               316       235       196
                                   --------  --------  --------
Total noninterest income           $ 8,565   $ 7,364   $ 4,981
                                   ========  ========  ========

The above table shows Heartland's noninterest income for the years indicated. Total noninterest income increased $1,201,000
(16.31%) during 1997, as compared to an increase of $2,383,000
(47.84%) during 1996.

One of the most significant components of noninterest income is service charges and fees, which increased $286,000 (11.74%) during 1997 when compared to 1996. Of this increase, $173,000 was attributable to the acquisition of WCB. During 1996, service charges and fees increased $331,000 (15.72%) compared to 1995. The growth experienced during 1996 reflected the addition of new merchants in the credit card processing area. The increased emphasis Heartland has placed on enhancing revenues from services provided to customers has influenced the growth of fee income over the two-year period.

Trust fees increased $199,000 (10.99%) in 1997 and $338,000
(22.96%) in 1996, as compared to the respective previous year's total. This strong performance resulted from the increase in assets under management, ending 1997 at $434,003,000, an increase of $67,845,000 (18.53%) during 1997 and $76,813,000 (26.55%)
during 1996. This growth reflected especially strong equity and debt markets, combined with the development of new trust relationships through continued calling efforts.

Brokerage commissions increased $112,000 (52.83%) in 1997 from the previous year's total. During 1996, brokerage commissions increased $102,000 (92.73%) from 1995's total. Results for both years benefited from the replacement of two sales personnel lost in 1995, combined with continued efforts to integrate the brokerage area into Heartland's retail divisions.

Securities gains decreased $443,000 (23.45%) during 1997 compared to 1996. During 1996, securities gains increased $1,476,000 (357.38%) over the 1995 total. The significant increase experienced during 1996 resulted from the recognition of a gain of $1,174,000 on the sale of Federal Home Loan Mortgage Corporation common stock held in the investment portfolio at FCB. Heartland was able to sustain a portion of those gains during 1997 due to the strong performance of its equity portfolio.

The expansion into the vehicle leasing and fleet management business with the first full year of operation of ULTEA as a Heartland subsidiary contributed an additional $811,000 to noninterest income during 1997.

NONINTEREST EXPENSE
(Dollars in thousands)
                                        For the Years Ended
                                           December 31,
                                     1997      1996      1995
                                     ------------------------

Salaries and employee
 benefits                          $13,070   $11,035   $ 9,730
Occupancy, net                       1,354     1,268     1,059
Furniture and equipment              1,880     1,336     1,315
Outside services                     1,439     1,155     1,164
FDIC deposit insurance
 assessment                            116       746       681
Advertising                            826       996       696
Depreciation on equipment under
 operating leases                      584         -         -
Other noninterest expense            3,658     2,971     2,678
                                   --------  --------  --------
 Total noninterest expense         $22,927   $19,507   $17,323
                                   ========  ========  ========
Efficiency ratio (1)                 64.77%    63.03%    59.15%
                                   ========  ========  ========

(1) Noninterest expense divided by the sum of net interest income and noninterest income less securities gains.

The above table shows Heartland's noninterest expense for the years indicated. Noninterest expense increased $3,420,000 (17.53%) in 1997 as compared to 1996. Total 1996 noninterest expense represented an increase of $2,184,000 (12.61%) from the 1995 total.

Salaries and employee benefits expense represented 57.01% of the total 1997 noninterest expense, increasing $2,035,000 (18.44%) from the total for 1996. During 1996, salaries and employee benefits expense increased $1,305,000 (13.41%) over the 1995 total. In addition to the normal merit and cost of living raises, these increases were attributable to Heartland's continued expansion efforts, particularly the additions of RCB, WCB and ULTEA. Also recorded during 1997 was $267,000 in compensation expense associated with the final distribution of stock under the Heartland Executive Restricted Stock Purchase Plan.

The $209,000 (19.74%) increase in occupancy costs for 1996 represented additional depreciation and property tax costs associated with the construction of new facilities at the subsidiary banks.

Equipment expenses increased $544,000 (40.72%) during 1997 compared to the 1996 total. The conversion to Fiserv's
Comprehensive Banking Systems software was the major component of this increase. Heartland elected to maintain the data processing function in-house to provide its subsidiary banks with enhanced technology and flexibility.

The addition of ULTEA added $584,000 to noninterest expense during 1997 for the depreciation on equipment under operating leases.

Federal Deposit Insurance Corporation ("FDIC") premium expense decreased $630,000 (84.45%) during 1997 compared to 1996. The one-time special assessment on all savings associations to capitalize the SAIF amounted to $545,000 at FCB and was recorded during 1996. Exclusive of this one-time charge, FDIC premiums decreased $480,000 (70.48%) in 1996 compared to 1995. During 1995, the FDIC premium expense was reduced when the premium charged to members of the Bank Insurance Fund ("BIF") dropped from .23% to .04% of deposits and subsequently to $2,000 per year for well capitalized banks. Three of Heartland's four banks were affected by this reduction, which took effect in September of 1995. FCB, as a SAIF member, experienced a reduction in FDIC premium expense on January 1, 1997, when the assessment dropped from .23% to .065% of deposits.

Advertising and public relations expense was reduced $170,000 (17.07%) during 1997, compared to the 1996 total. During 1996, advertising and public relations expense experienced the largest single percentage increase within the noninterest expense category, rising $300,000 (43.10%) compared to the 1995 total. The contribution of stock from FCB's securities portfolio to a public charitable trust during 1996 at a cost basis of $220,000, with an associated market value of $820,000, during 1996 was the primary component of the changes during both years.

Heartland utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by Heartland's third-party data processing vendor and purchased software which is run on personal computer networks. Heartland has completed an assessment and work plan to assure that all hardware and software utilized by Heartland subsidiaries will function properly in the year 2000. Management is working with vendors to become compliant by the end of 1998. Noninterest expense includes the cost of such projects. Heartland management continues to review the cost associated with the year 2000 project and presently has not identified any situations that will require material cost expenditures to become fully compliant.

INCOME TAXES

Income tax expense for 1997 increased $653,000 (24.32%) over 1996. The effective tax rate increased from 25.11% in 1996 to 28.16% in 1997. A reduction in tax-exempt income during 1997 contributed to this increase. The $199,000 (6.90%) decrease in total tax expense for 1996, despite the increase in net income, was driven primarily by the addition of $195,000 in tax credits associated with the investment in low-income housing projects. The one-time contribution of appreciated property to a public charitable trust also was a factor in this decrease.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland's major source of income is interest on loans and leases. The table below presents the composition of Heartland's loan portfolio at the end of the years indicated.

LOAN PORTFOLIO
(Dollars in thousands)

                                              At
                                          December 31,
                                    1997               1996
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------

Commercial and commercial
 real estate                $242,868   43.46%  $206,523   42.46%
Residential mortgage         175,268   31.37    166,999   34.33
Agricultural and
 agricultural real estate     69,302   12.40     57,526   11.83
Consumer                      64,223   11.49     48,361    9.94
Lease financing, net           7,171    1.28      7,042    1.44
                            --------  -------  --------  -------

Gross loans and leases       558,832  100.00%   486,451  100.00%
                                      =======            =======

Unearned discount             (2,077)            (1,962)

Deferred loan fees              (349)              (404)
                            ---------          ---------
Total loans and leases       556,406            484,085

Allowance for loan and
 lease losses                 (7,362)            (6,191)
                           ---------          ---------
Loans and leases, net       $549,044           $477,894
                            =========          =========

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
                           =========          =========

LOAN PORTFOLIO
(Dollars in thousands)

                                              At
                                          December 31,
                                              1993
                                      Amount      Percent
                                      ------      -------

Commercial and commercial
 real estate                          $156,117     41.49%
Residential mortgage                   124,118     32.98
Agricultural and
 agricultural real estate               54,998     14.61
Consumer                                36,236      9.63
Lease financing, net                     4,855      1.29
                                      --------    -------
Gross loans and leases                 376,324    100.00%
                                                  =======

Unearned discount                       (1,256)

Deferred loan fees                        (290)
                                      ---------
Total loans and leases                 374,778

Allowance for loan and
 lease losses                           (4,433)
                                     ---------
Loans and leases, net                 $370,345
                                      =========

The table below sets forth the remaining maturities by loan and lease category.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES (1)
December 31, 1997
(Dollars in thousands)
                                             Over 1 Year
                                           Through 5 Years
                               One Year   Fixed     Floating
                                or less    Rate       Rate
                               ------------------------------

Commercial and commercial
 real estate                   $ 97,759   $ 86,592   $ 35,414
Residential mortgage             15,354     21,413     15,314
Agricultural and
 agricultural real estate        34,861     22,402      6,103
Consumer                         18,272     31,882      6,188
Lease financing, net              2,203      4,724          -
                               --------   --------   --------
Total                          $168,449   $167,013   $ 63,019
                               ========   ========   ========

                                   Over 5 Years
                               Fixed      Floating
                                Rate        Rate        Total
                               -------------------------------

Commercial and commercial
 real estate                   $  5,596   $ 17,507   $242,868
Residential mortgage             25,103     98,084    175,268
Agricultural and
 agricultural real estate           859      5,077     69,302
Consumer                          1,649      6,232     64,223
Lease financing, net                244          -      7,171
                               --------   --------   --------
Total                          $ 33,451   $126,900   $558,832
                               ========   ========   ========

(1) Maturities based upon contractual dates.

Net loans and leases grew $71,150,000 (14.89%) from December 31, 1996, to December 31, 1997, compared to $28,569,000 (6.36%) from
December 31, 1995, to December 31, 1996. The loan portfolio at WCB accounted for $22,906,000 (32.19%) of the growth during 1997. The largest dollar growth occurred in commercial and commercial real estate loans, which increased $36,345,000 (17.60%) compared to $14,657,000 (7.64%) during 1996. The WCB acquisition accounted for $10,789,000 (29.68%) of the growth in commercial and commercial real estate loans during 1997.

Exclusive of the WCB loan portfolio, agricultural and consumer loan outstandings experienced the most significant percentage growth during 1997. Agricultural and agricultural real estate loans, exclusive of WCB, increased $10,569,000 (18.37%) during 1997 compared to a decrease of $1,563,000 (2.65%) during 1996. The 1996 decrease reflected the consolidation occurring in the agricultural sector and loan paydowns resulting from strong commodity prices. Consumer loan outstandings grew $11,474,000 (23.73%) during 1997, exclusive of the WCB loan portfolio, compared to $9,373,000 (24.04%) during 1996. These increases were attributed to significant growth in consumer lines of credit and dealer paper, partially as a result of the expansion of Citizens into Madison, Wisconsin.

Growth in residential mortgage loan outstandings declined during 1997 as customers elected to take fixed rate 15- and 30- year mortgages which the subsidiary banks elected to sell into the secondary market while retaining servicing. In 1997, exclusive of WCB, and 1996 Heartland's total outstanding residential mortgage loans increased $1,406,000 (.84%) and $8,675,000
(5.48%), respectively.

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

NONPERFORMING ASSETS
(Dollars in thousands)

                                        December 31,
                            1997    1996   1995    1994   1993
                            ----------------------------------
Nonaccrual loans and
 leases                    $1,819  $1,697 $  977  $  748 $  979
Loan and leases
 contractually past
 due 90 days or more          187     247    226     134    206
Restructured loans
 and leases                    26      30      -       -      -
                           ------  ------ ------  ------ ------
Total nonperforming
 loans and leases           2,032   1,974  1,203     882  1,185
Other real estate             774     532    640     134    623
Other repossessed assets      124      21     51      39     23
                           ------  ------ ------- ------ ------
Total nonperforming assets $2,930  $2,527 $1,894  $1,055 $1,831
                           ======  ====== ======  ====== ======
Nonperforming loans and
 leases to total loans
 and leases                  0.37%   0.41%  0.26%   0.21%  0.32%
Nonperforming assets
 to total loans and
 leases plus repossessed
 property                    0.53%   0.52%  0.42%   0.25%  0.49%
Nonperforming assets to
 total assets                0.34%   0.34%  0.28%   0.17%  0.30%

Under Heartland's internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, identifying potential problem loans and leases and monitoring the adequacy of the allowance for possible loan and lease losses at each of the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system which assigns a rating on each loan and lease within the portfolio based on the borrower's repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland's credit quality figures which compare very favorably to peer data in the September 1997 Bank Holding Company Performance Report published by the Federal Reserve Board for bank holding companies with assets of $500 million to $1 billion. In this report, the peer group reported nonperforming assets to total assets of .50%, .54% and .60% for September 30, 1997, December 31, 1996 and 1995, respectively.

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

Heartland increased its allowance for loan and lease losses during 1997 and 1996 due to a number of factors considered by the Heartland Loan Review Committee, including the following: (i) a continued increase in higher-risk consumer and more-complex commercial and agricultural loans from relatively lower-risk real estate loans; (ii) the economies in Heartland's primary market areas have been stable for some time and the growth of the allowance is intended to anticipate the cyclical nature of most economies; and (iii) the third consecutive year of increases in the amount of nonaccrual loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 1997. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                       December 31,
                         1997    1996    1995     1994    1993
                         --------------------------------------

Allowance at
 beginning of year      $6,191  $5,580  $5,124  $4,433  $3,406
Charge-offs:
 Commercial and
  commercial real
  estate                    93     578     108      94       4
 Residential mortgage       21      23       6      16      48
 Agricultural and
  agricultural
  real estate               21       2       -       -      35
 Consumer                  449     323     381     244     214
 Lease financing             -       -       -       -       -
                        ------  ------  ------  ------  ------
Total charge-offs          584     926     495     354     301
                        ------  ------  ------  ------  ------

Recoveries:
 Commercial and
  commercial
  real estate               36      16      22      27      50
 Residential mortgage        8       1      15       5      23
 Agricultural and
  agricultural
  real estate                2      45       8      43       5
 Consumer                   99      67      86     148      96
 Lease financing             -       -       -       -       -
                        ------  ------  ------  ------  ------
 Total recoveries          145     129     131     223     174
                        ------  ------  ------  ------  ------
Net charge-offs            439     797     364     131     127

Provision for loan
 and lease losses        1,279   1,408     820     811   1,014

Additions related
 to acquisitions           331       -       -       -     140

Keokuk merger
 adjustments                 -       -       -      11       -
                        ------  ------  ------  ------  ------

Allowance at end
 of period              $7,362  $6,191  $5,580  $5,124  $4,433
                        ======  ======  ======  ======  ======
Net charge-offs to
 average loans and
 leases                   0.08%   0.17%   0.08%   0.03%   0.04%
                        ======= ======= ======= ======= ======

The table below shows Heartland's allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                    As of December 31,
                                1997                1996
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    ---------  ------   ---------

Commercial and
 commercial real
 estate                  $1,889     43.46%    $1,568    42.46%
Residential
 mortgage                   725     31.37        590    34.33
Agricultural and
 agricultural real
 estate                     577     12.40        480    11.83
Consumer                  1,044     11.49        818     9.94
Lease financing(1)           30      1.28         28     1.44
Unallocated               3,097         -      2,707        -
                         -------   -------    -------  -------
                         $7,362    100.00%    $6,191   100.00%
                         =======   =======    =======  =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                   As of December 31,
                               1995                1994
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    ---------  ------   ---------

Commercial and
 commercial real
 estate                  $1,430     42.00%    $1,321    40.32%
Residential
 mortgage                   500     34.66        501    35.41
Agricultural and
 agricultural real
 estate                     518     12.94        423    13.38
Consumer                    618      8.54        593     8.51
Lease financing(1)           34      1.86         45     2.38
Unallocated               2,480         -      2,241        -
                         -------   -------    -------  -------
                         $5,580    100.00%    $5,124   100.00%
                         =======   =======    =======  =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                    As of December 31, 1993
                                   --------------------------
                                                  Loan/
                                                  Lease
                                                  Category
                                                  to Gross
                                                  Loans &
                                     Amount       Leases
                                     -------      --------

Commercial and commercial
 real estate                         $1,535        41.49%
Residential mortgage                    547        32.98
Agricultural and agricultural
 real estate                            395        14.61
Consumer                                659         9.63
Lease financing(1)                        -         1.29
Unallocated                           1,297            -
                                     -------      -------
                                     $4,433       100.00%
                                     =======      =======

1) Prior to 1994, reserve allocations for lease financing receivables were included in the commercial and commercial real estate allocations.

SECURITIES

The primary objective of the securities portfolio continues to be to provide the Heartland bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 23.68% of total assets at December 31, 1997, as compared to 24.98% at December 31, 1996 and 21.88% at December 31, 1995.

Consistent with Heartland's efforts during 1996 to maximize the return on the portfolio while maintaining a conservative investment philosophy, the composition of the portfolio during 1997 was maintained at the 1996 levels. The most dramatic shift occurred in the mortgage-backed securities area, which increased $35,564,000 (90.14%) during 1996, as compared to 1995. This increase reflected management's decision to increase its investment in fixed-rate collateralized mortgage obligations ("CMO's"). To reduce its exposure to prepayments, Heartland purchased tightly structured tranches in well-seasoned CMO's. These investments closely resemble treasury securities in their repayment predictability and accordingly are less volatile to interest rate fluctuations, while still providing an increased spread when compared to U.S. treasuries with similar maturities. As treasury securities matured during 1997, many of the replacement purchases were made in these CMO products. During 1997, the investment in mortgage-backed securities increased $5,577,000 (7.43%), exclusive of the acquisition of WCB, and treasury securities decreased $775,000 (5.49%).

Heartland increased its investment in U.S. government agencies by $13,827,000 (29.11%) during 1996. While spreads between agencies and comparable CMO's are typically wide, the state tax-exempt nature on selected agencies purchased for Heartland's Illinois bank subsidiaries made them attractive.

Management determined that its investment in mutual funds provided insufficient returns compared to other investments of similar duration. Accordingly, the total investment in mutual funds was reduced by $6,617,000 (92.88%) during 1996. Heartland also reduced its investment in state and political subdivisions during 1996. This decrease was driven by calls on these securities and more attractive returns on other comparable maturity investments.

The tables below presents the composition and maturities of the securities portfolio by major category.

SECURITIES PORTFOLIO COMPOSITION
(Dollars in thousands)


                                   December 31,
                      1997            1996             1995
                  ------------------------------------------------
                           % of            % of            % of
                         Portfolio       Portfolio       Portfolio
                 Amount            Amount          Amount
                  ------------------------------------------------
U. S. Treasury
 securities     $ 13,342   6.61% $ 14,117   7.66% $ 11,501   7.75%
U. S. government
 agencies         64,360  31.90    61,332  33.34    47,505  32.05
Mortgage-backed
 securities       87,015  43.13    75,017  40.78    39,453  26.62
Mutual funds         512   0.26       507   0.28     7,124   4.81
States and
 political
 subdivisions     20,702  10.26    18,812  10.23    22,782  15.37
Other securities  15,817   7.84    14,181   7.71    19,861  13.40
                -------- ------  -------- -------  ------- -------
Total           $201,748 100.00% $183,966 100.00% $148,226 100.00%
                ======== ======  ======== ======= ======== =======

SECURITIES PORTFOLIO COMPOSITION
(Dollars in thousands)

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 1997        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. Treasury
 securities              $    -        -%    $ 13,342      6.61%
U.S. government
 agencies                   598      .30       63,762     31.60
Mortgage-backed
 securities                 325      .16       86,690     42.97
Mutual funds                  -        -          512      0.26
States and political
 subdivisions             2,956     1.46       17,746      8.80
Other securities              -        -       15,817      7.84
                         ------    -------   --------    -------
Total                    $3,879     1.92%    $197,869     98.08%
                         ======    =======   ========    =======

SECURITIES PORTFOLIO COMPOSITION
(Dollars in thousands)

                                           Total
                                                  % of
December 31, 1997                    Amount    Portfolio
                                     -------------------
U.S. Treasury securities             $ 13,342       6.61%
U.S. government agencies               64,360      31.90
Mortgage-backed securities             87,015      43.13
Mutual funds                              512       0.26
States and political
 subdivisions                          20,702      10.26
Other securities                       15,817       7.84
                                     --------     -------
Total                                $201,748     100.00%
                                     ========     =======

SECURITIES PORTFOLIO COMPOSITION
(Dollars in thousands)

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
                         ======    =======   ========    =======

SECURITIES PORTFOLIO COMPOSITION
(Dollars in thousands)

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
                                     ========     =======

SECURITIES PORTFOLIO MATURITIES
(Dollars in thousands)

                                               After One But
                          Within One Year    Within Five Years
                          ---------------    -----------------
December 31, 1997         Amount   Yield     Amount     Yield
                          ------------------------------------
U.S. Treasury
 securities              $ 5,055     5.93%   $ 8,287     6.32%
U.S. government
 agencies                 35,560     5.90     26,843     6.11
Mortgage-backed
 securities                4,003     6.35      6,751     7.62
States and political
 subdivisions (1)            619     6.57      5,095     9.94
Other securities             101     9.05        623     8.38
                         -------   -------    ------   -------
Total                    $45,338     5.96%   $47,599     6.80%
                         =======   =======   =======   =======

SECURITIES PORTFOLIO MATURITIES
(Dollars in thousands)

                           After Five But
                          Within Ten Years   After Ten Years
                          ----------------   -----------------
                          Amount    Yield    Amount    Yield
                          ------------------------------------
U.S. Treasury
 securities              $     -        -%   $     -        -%
U.S. government
 agencies                  1,940     3.44         17    10.25
Mortgage-backed
 securities               20,688     7.06     55,573     6.60
States and political
 subdivisions (1)          5,103     8.32      9,885     9.17
Other securities              -        -           -       -
                         -------   -------   -------   -------
Total                    $27,731     7.04%   $65,475     6.99%
                         =======   =======   =======   =======

SECURITIES PORTFOLIO MATURITIES
(Dollars in thousands)

                                             Total
                                     Amount        Yield
                                     -------------------

U.S. Treasury securities             $ 13,342       6.17%
U.S. government agencies               64,360       5.92
Mortgage-backed securities             87,015       6.78
States and political
 subdivisions (1)                      20,702       9.07
Other securities                          724       8.47
                                     --------     -------
Total                                 186,143       6.70%
                                                  =======

Mutual funds                              512
Equity securities                      15,093
                                     --------
Total                                $201,748
                                     ========

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate.

DEPOSITS AND BORROWED FUNDS

Heartland has a relatively stable core deposit base drawn primarily from within its market areas. Exclusive of WCB, total average deposits increased $27,578,000 (5.14%) from the total average deposits during 1996. This is an improvement over the $22,818,000 (4.44%) increase experienced during 1996 and was primarily attributable to strong growth at GSB and RCB. Average noninterest bearing deposits increased $2,575,000 (5.70%), exclusive of WCB, during 1997 and $1,738,000 (4.00%) during 1996. Average interest bearing deposits increased $25,003,000 (5.09%), exclusive of WCB, during 1997 and $21,080,000 (4.48%) during 1996. Much of the deposit growth experienced during 1996 was a direct result of the success RCB experienced in its first full year of operation. Heartland's other subsidiary banks experienced only moderate growth driven by continued nationwide customer dissatisfaction with deposit rates and the attractiveness of alternative investment products such as mutual funds.

For each of the years ended December 31, 1997, 1996 and 1995, respectively, the mix of individual account balances to total deposits has remained very constant. The table below sets forth the distribution of Heartland's average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS
(Dollars in thousands)

For the year ended December 31, 1997
                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------
Demand deposits                         $ 51,770    8.74%   0.00%
Savings accounts                         237,730   40.12    3.50
Time deposits less than $100,000         268,201   45.25    5.77
Time deposits of $100,000 or more         34,913    5.89    5.62
                                        --------  -------
Total deposits                          $592,614  100.00%
                                        ========  =======

AVERAGE DEPOSITS
(Dollars in thousands)

For the year ended December 31, 1996
                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------
Demand deposits                         $ 45,205    8.42%   0.00%
Savings accounts                         214,401   39.95    3.49
Time deposits less than $100,000         239,300   44.59    5.68
Time deposits of $100,000 or more         37,806    7.04    5.64
                                        --------  -------
Total deposits                          $536,712  100.00%
                                        ========  =======


AVERAGE DEPOSITS
(Dollars in thousands)
For the year ended December 31, 1995
                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------
Demand deposits                       $ 43,467      8.46%   0.00%
Savings accounts                       206,353     40.15    3.56
Time deposits less than $100,000       233,983     45.53    5.57
Time deposits of $100,000 or more       30,091      5.86    5.51
                                      --------    -------
Total deposits                        $513,894    100.00%
                                      ========    =======

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 1997.

Time Deposits $100,000 and Over
(Dollars in thousands)

                                             December 31,
                                                1997
                                             ------------

3 months or less                               $ 6,564
Over 3 months through 6 months                   8,892
Over 6 months through 12 months                 10,593
Over 12 months                                  12,836
                                               -------
                                               $38,885
                                               =======

The Heartland banks own stock in the FHLB of Des Moines and of Chicago, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. During 1997, Heartland used additional FHLB advances as loan demand exceeded deposit growth. Total FHLB borrowings at December 31, 1997 and 1996, were $64,400,000 and $51,900,000, respectively.

Heartland also utilizes securities sold under agreements to repurchase as a source of funds. DB&T and RCB provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase Heartland's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time.

On October 31, 1997, Heartland entered into a four year, unsecured revolving credit agreement with an unaffiliated bank.
The total borrowings under this credit line were $3,500,000 at December 31, 1997.

The following table reflects short-term borrowings which in the aggregate have average balances during the period greater than 30% of stockholders equity at the end of the period.

SHORT-TERM BORROWINGS
(Dollars in thousands)
                                          At or for the
                                      Year Ended December 31,
                                     1997      1996      1995
                                     ------------------------

Balance at end of period           $96,239   $56,358   $23,241
Maximum month-end amount
 outstanding                        96,239    56,358    42,205
Average month-end amount
 outstanding                        73,170    42,025    25,965
Weighted average interest
 rate at year-end                     5.49%     5.75%     5.56%
Weighted average interest
 rate for the year ended              5.32%     5.24%     5.71%



CAPITAL RESOURCES

Heartland's risk-based capital ratios, which take into account the different credit risks among banks' assets, have remained strong over the past three years. Tier 1 and total risk-based capital ratios were 11.54% and 12.71%, respectively, on December 31, 1997, compared with 13.10% and 14.28% at December 31, 1996, and 13.28% and 14.46% for December 31, 1995. At December 31, 1997, Heartland's leverage ratio, the ratio of Tier 1 capital to total average assets, was 8.76% compared to 9.54% and 9.47% at December 31, 1996, and 1995, respectively.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Heartland completed the acquisition of WCB on March 1, 1997. Cash payments remaining under the agreement are $823,000 in 1998, $823,000 in 1999, $594,000 in
2000 and $584,000 in 2001.

During the fourth quarter of 1997, Heartland entered into an agreement with a group of New Mexico business leaders to establish a new bank in Albuquerque. Pending regulatory approval, the new bank is expected to begin operations in the spring of 1998. Heartland's portion of the $15,000,000 initial capital investment is $12,000,000, of which $1,200,000 has already been advanced. Additional expenditures relating to expansion efforts are not estimable at this time. Heartland intends to fund this transaction through its revolving credit line.

Heartland's capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS(1)
(Dollars in thousands)

                                 December 31,
                       1997           1996             1995
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 ----------------------------------------------

Capital Ratios:
Tier 1 capital   $ 71,713 11.54% $ 67,701 13.10%  $ 60,780  13.28%
Tier 1 capital
 minimum
 requirement       24,854  4.00    20,667  4.00     18,302   4.00
                 -------- ------ -------- ------  --------  -----
-
 Excess          $ 46,859  7.54% $ 47,034  9.10%  $ 42,478   9.28%
                 ======== ====== ======== ======  ========  ======

Total capital    $ 78,995 12.71% $ 73,777 14.28%  $ 66,165  14.46%
Total capital
 minimum
 requirement       49,707  8.00    41,334  8.00     36,603   8.00
                 -------- ------ -------- ------  --------  ------
 Excess          $ 29,288  4.71% $ 32,443  6.28%  $ 29,562   6.46%
                 ======== ====== ======== ======  ========  ======
Total risk-
 adjusted
 assets          $621,338        $516,678         $457,539
                 ========        ========         ========

(1)  Based on the risk-based capital guidelines of the Federal
     Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS (1)
(Dollars in thousands)


                                 December 31,
                       1997            1996            1995
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 ----------------------------------------------

Capital Ratios:
Tier 1 capital   $ 71,713  8.76% $ 67,701  9.54%  $ 60,780   9.47%
Tier 1 capital
 minimum
 requirement (2)   32,729  4.00    28,375  4.00     25,666   4.00
                 -------- ------ -------- ------  --------  ------
Excess           $ 38,984  4.76% $ 39,326  5.54%  $ 35,114   5.47%
                 ======== ====== ======== ======  ========  ======

Average adjusted
 assets          $818,232        $709,387         $641,650
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

In the event of short-term liquidity needs, the Heartland banks may purchase federal funds from each other or from correspondent banks. This source is used from time to time. The Heartland banks may also borrow money from the Federal Reserve Bank, but have not done so during any period covered in this report. Finally, the Heartland banks' FHLB memberships give them the ability to borrow funds for short- or long-term purposes under a variety of programs.

To meet general corporate commitments and provide the nonbanking subsidiaries with working capital, Heartland may borrow under its revolving credit agreement which provides for total borrowings pursuant to the agreement of up to $20,000,000 at any one time. The agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, and requires that each of Heartland's banking subsidiaries remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 1997, Heartland was in compliance with the above covenants.

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss.

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland Funds Management Committee. Monthly, management utilizes both the standard balance sheet GAP report and an independently developed income statement GAP report to analyze the effect of changes in interest rates on net interest income and to manage interest rate risk. Also utilized periodically during the year is an interest rate sensitivity analysis which simulates changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Through the use of these tools Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant. Management does not believe that Heartland's primary market risk exposures and how those exposures were managed in 1997 have changed when compared to 1996.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland was not a party to these types of derivatives at December 31, 1997.
However, Heartland does enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the instrument is exercised.

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 1997.

Quantitative and Qualitative
Disclosures about Market Risk
Table of Market Risk-Sensitive Instruments
(Dollars in thousands)

December 31, 1997

MATURING IN:                 1998      1999     2000       2001
                            ------------------------------------
ASSETS
Federal funds sold        $ 32,918  $      -  $      -  $      -
Time deposits in other
 financial institutions        134        36         2         -
Securities                  60,610    51,573    18,139     8,853
Loans and leases:
 Fixed rate loans          130,305    67,407    50,447    23,187
 Variable rate loans        70,038    36,088    28,623    14,834
                          --------  --------  --------  --------
Loans and leases, net      200,343   103,495    79,070    38,021
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Assets         $294,005  $155,104  $ 97,211  $ 46,874
                          ========  ========  ========  ========

LIABILITIES
Savings                   $252,292  $      -  $      -  $      -
Time deposits
 Fixed rate time
  certificates less
  than $100,000            129,294    64,623    40,086    18,130
 Variable rate time
  certificates less
  than $100,000              7,010       281         -         -
                          --------  --------  --------  --------
Time deposits less
 than $100,000             136,304    64,904    40,086    18,130
Time deposits of
 $100,000 or more           26,049     8,030     3,203       800
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                 96,239         -         -         -
Other borrowings:
 Fixed rate borrowings           -    15,634    11,905       584
 Variable rate borrowings        -        -          -     3,500
                          --------  --------  --------  --------
Other borrowings                 -    15,634    11,905     4,084
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Liabilities    $510,884  $ 88,568  $ 55,194  $ 23,014
                          ========  ========  ========  ========

                                                Average Estimated
                                               Interest    Fair
MATURING IN:          2002   Thereafter   Total   Rate    Value
                      ------------------------------------------
ASSETS
Federal funds sold  $      -  $      -  $  32,918  6.13% $ 32,918
Time deposits in
 other financial
 institutions              -       22        194   7.84       194
Securities             1,949    60,624   201,748   6.97   201,868
Loans and leases:
 Fixed rate loans     25,962    20,184   317,492   8.76   312,867
 Variable rate
  loans               10,231    79,100   238,914   8.42   245,648
                    --------  --------  --------         --------
Loans and leases,
 net                  36,193    99,284   556,406          558,515
                    --------  --------  --------         --------
Total Market Risk-
 Sensitive Assets   $ 38,142  $159,930  $791,266         $793,495
                    ========  ========  ========         ========

LIABILITIES
Savings             $      -  $      -  $252,292  3.42%  $252,292
Time deposits
 Fixed rate time
  certificates less
  than $100,000       11,819       162   264,114  5.77    264,543
 Variable rate time
  certificates less
  than $100,000            -         -     7,291  5.83      7,291
                    --------  --------  --------         --------
Time deposits less
 than $100,000        11,819       162   271,405          271,834
Time deposits of
 $100,000 or more        803         -    38,885  5.75     39,035
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                -          -   96,239  5.49     96,239
Other borrowings:
 Fixed rate
  borrowings           5,000     4,400    37,523  6.20     37,788
 Variable rate
  borrowings           2,000         -     5,500  6.65      5,500
                    --------  --------  --------         --------
Other borrowings       7,000     4,400    43,023           43,288
                    --------  --------  --------         --------
Total Market Risk
 Sensitive
 Liabilities        $ 19,622  $  4,562  $701,844         $702,688
                    ========  ========  ========         ========

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and 1996
          (Dollars in thousands, except per share data)

                              Notes       1997           1996
                              -----     ---------      ---------
ASSETS
Cash and due from banks         3       $ 24,267       $ 40,080
Federal funds sold                        32,918             -
                                        ---------      ---------
Cash and cash equivalents                 57,185         40,080
Time deposits in other
 financial institutions                      194            167
Securities:                     4
 Available for sale-at market
  (cost of $193,805 for 1997
  and $179,697 for 1996)                 197,869        181,815
 Held to maturity-at cost
 (approximate market value
  of $3,999 for 1997 and
  $2,245 for 1996)                         3,879          2,151
Loans and leases:               5
 Held for sale                            10,437          2,412
   Held to maturity                      545,969        481,673
Allowance for possible
 loan and lease losses          6         (7,362)        (6,191)
                                        ---------      ---------
Loans and leases, net                    549,044        477,894
Premises, furniture and
 equipment, net                 7         18,346         16,715
Other real estate, net                       774            532
Other assets                              24,769         17,198
                                        ---------      ---------
TOTAL ASSETS                            $852,060       $736,552
                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:                       8
 Demand                                 $ 60,950       $ 55,482
 Savings                                 252,292        224,317
 Time                                    310,290        278,544
                                        ---------      ---------
Total deposits                           623,532        558,343
Short-term borrowings           9         96,239         56,358
Accrued expenses and other
 liabilities                              11,494          9,086
Other borrowings                11        43,023         42,506
                                        ---------      ---------
TOTAL LIABILITIES                        774,288        666,293
                                        ---------      ---------
STOCKHOLDERS' EQUITY:       13,14,16
Preferred stock
 (par value $1 per
 share; authorized
 200,000 shares)                               -              -
Common stock
 (par value $1 per share;
 authorized, 7,000,000
 shares;issued, 4,853,626
 shares at December 31,
 1997, and December 31,
 1996,)                                    4,854          4,854
Capital surplus                           13,706         13,366
Retained earnings                         58,914         52,864
Net unrealized gain on
 securities available for sale             2,545          1,327
Treasury stock at cost
 (106,251 and 118,066 shares
 at December 31, 1997, and
 December 31, 1996, respectively)         (2,247)        (2,152)
                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                77,772         70,259
                                        ---------      ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $852,060       $736,552
                                        =========      =========

See accompanying notes to consolidated financial statements.


                CONSOLIDATED STATEMENTS OF INCOME
      For the years ended December 31, 1997, 1996 and 1995
          (Dollars in thousands, except per share data)

                            Notes    1997      1996      1995
                            -----  --------  --------  --------
INTEREST INCOME:
Interest and fees on
  loans and leases            5    $46,919   $40,670   $38,968
Interest on securities:
  Taxable                           10,393     8,392     7,552
  Nontaxable                         1,170     2,051     1,763
Interest on trading
  account securities                   -           -        10
Interest on federal funds sold         681       610       740
Interest on interest bearing
  deposits in other financial
  institutions                          98       163       116
                                   --------  --------  --------
TOTAL INTEREST INCOME               59,261    51,886    49,149
                                   --------  -------   --------
INTEREST EXPENSE:
Interest on deposits          8     25,765    23,190    22,029
Interest on short-term
  borrowings                         3,740     1,943     1,236
Interest on other borrowings         2,262     2,511     2,264
                                   --------  --------  --------

TOTAL INTEREST EXPENSE              31,767    27,644    25,529
                                   --------  --------  --------
NET INTEREST INCOME                 27,494    24,242    23,620
Provision for possible
  loan and lease losses       6      1,279     1,408       820
                                   --------  --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE LOAN
  AND LEASE LOSSES                  26,215    22,834    22,800
                                   --------  --------  --------

OTHER INCOME:
Service charges and fees             2,723     2,437     2,106
Trust fees                           2,009     1,810     1,472
Brokerage commissions                  324       212       110
Insurance commissions                  563       650       611
Securities gains, net                1,446     1,889       413
Rental income on operating leases      811         -         -
Gains on sale of loans                 373       131        73
Other noninterest income               316       235       196
                                   --------  --------  --------
TOTAL OTHER INCOME                   8,565     7,364     4,981
                                   --------  --------  --------
OTHER EXPENSES:
Salaries and employee
  benefits                    12    13,070    11,035     9,730
Occupancy                     13     1,354     1,268     1,059
Furniture and equipment              1,880     1,336     1,315
Outside services                     1,439     1,155     1,164
FDIC deposit insurance
  assessment                           116       746       681
Advertising                            826       996       696
Depreciation on equipment
  under operating leases               584         -         -
Other noninterest expenses           3,658     2,971     2,678
                                   -------   -------   -------
TOTAL OTHER EXPENSES                22,927    19,507    17,323
                                   -------   -------   -------
Income before income taxes          11,853    10,691    10,458
Income taxes                  10     3,338     2,685     2,884
                                   -------   -------   -------
NET INCOME                         $ 8,515   $ 8,006   $ 7,574
                                   =======   =======   =======
EARNINGS PER COMMON SHARE-BASIC     $1.80     $1.70     $1.58
                                   =======   =======   =======
EARNINGS PER COMMON SHARE-
  DILUTED                      1    $1.78     $1.69     $1.58
                                   =======   ========  =======

CASH DIVIDENDS DECLARED PER
  COMMON SHARE                      $0.52     $0.40     $0.30
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For the years ended December 31, 1997, 1996 and 1995
          (Dollars in thousands, except per share data)


                                  Common     Capital   Retained
                                   Stock     Surplus   Earnings
                                   ------    -------   --------

Balance at January 1, 1995         $2,427    $13,089   $43,035

Net Income - 1995                                        7,574
Cash dividends declared:
 Common, $.30 per share                                 (1,438)
Purchase of 85,138 shares of
 common stock
Sale of 8,065 shares of
 common stock                                      1
Net unrealized gain on
 securities available for
 sale (net of tax of $2,415)
                                   -------   --------  --------
Balance at December 31, 1995        2,427     13,090    49,171

Net Income - 1996                                        8,006
Cash dividends declared:
 Common, $.40 per share                                 (1,886)
Two-for-one stock split             2,427               (2,427)
Purchase of 32,446 shares
 of common stock
Sale of 64,943 shares of common
 stock                                           276
Net unrealized loss on securities
 available for sale (net of tax
 benefit of $769)
                                   -------   --------  --------
BALANCE AT DECEMBER 31, 1996       4,854     13,366    52,864


Net Income - 1997                                        8,515
Cash dividends declared:
 Common, $.52 per share                                 (2,465)
Purchase of 32,835 shares
 of common stock
Sale of 44,650 shares of common
 stock                                           340
Net unrealized gain on
 securities available for sale
 (net of tax of $724)
                                   -------   --------  --------
BALANCE AT DECEMBER 31, 1997       $ 4,854   $ 13,706  $ 58,914
                                   =======   ========  ========

                                   Net
                               Unrealized
                               Gain (Loss)
                              on Securities
                                Available    Treasury
                                 For Sale      Stock    Total
                              -------------  --------   -----

Balance at January 1, 1995      $ (1,439)    $  (182)  $ 56,930

Net Income - 1995                                         7,574
Cash dividends declared:
 Common, $.30 per share                                  (1,438)
Purchase of 85,138 shares of
 common stock                                 (2,855)    (2,855)
Sale of 8,065 shares of
 common stock                                    235        236
Net unrealized gain on
 securities available for
 sale (net of tax of $2,415)       4,059                  4,059
                                --------     --------  ---------
Balance at December 31, 1995       2,620      (2,802)    64,506

Net Income - 1996                                         8,006
Cash dividends declared:
 Common, $.40 per share                                  (1,886)
Two-for-one stock split                                       -
Purchase of 32,446 shares
 of common stock                                (759)      (759)
Sale of 64,943 shares of
 common stock                                  1,409      1,685
Net unrealized loss on
 securities available
 for sale (net of tax
  benefit of $769)                (1,293)                (1,293)
                                ---------    --------  ---------
BALANCE AT DECEMBER 31, 1996       1,327      (2,152)    70,259


Net Income - 1997                                         8,515
Cash dividends declared:
 Common, $.52 per share                                  (2,465)
Purchase of 32,835 shares
 of common stock                                (865)      (865)
Sale of 44,650 shares of
 common stock                                    770      1,110
Net unrealized gain on
 securities available for
 sale (net of tax
  of $724)                         1,218                  1,218
                                ---------    --------  ---------
BALANCE AT DECEMBER 31, 1997    $  2,545     $(2,247)  $ 77,772
                                =========    ========  =========

See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended December 31, 1997, 1996 and 1995
                     (Dollars in thousands)

                                    1997      1996      1995
                                    ----      ----      ----
Cash Flows from Operating
 Activities:
Net income                       $ 8,515   $ 8,006   $ 7,574
Adjustments to reconcile net
 income to net cash provided
  by operating activities:
 Depreciation and amortization     2,635     1,341     1,223
 Provision for possible loan
  and lease losses                 1,279     1,408       820
 Provision for income taxes          114      (393)      141
 Net accretion of discount
  on securities                     (292)     (769)   (1,014)
 Securities gains, net            (1,446)   (1,889)     (410)
 Market value adjustment on
  trading account securities           -         -        (3)
 Proceeds on liquidation of
  trading account                      -         -     2,578
 Loans originated for sale       (44,035)  (23,408)  (13,601)
 Proceeds on sales of loans       49,563    27,672    17,678
 Net gain on sales of loans         (373)     (131)      (74)
 Increase in accrued
  interest receivable               (354)     (530)     (554)
 Increase in accrued interest
  payable                            449       186       570
 Other, net                       (2,265)   (1,196)      (79)
                                 -------   -------   -------
Net cash provided by operating
 activities                       13,790    10,297    14,849
                                 -------   -------   -------
Cash Flows from Investing
 Activities:
 Purchase of time deposits           (33)     (122)       (2)
 Proceeds on maturities of time
  deposits                           201       100         6
 Proceeds from the sale of
  securities available for sale   20,053    22,747    32,406
 Proceeds from the sale of
  mortgage-backed securities
  available for sale               3,980     1,621     8,414
 Proceeds from the maturity of
  and principal paydowns on
  securities held to maturity      2,732       717    12,135
 Proceeds from the maturity of
  and principal paydowns on
  securities available for sale   13,647    36,384    12,644
 Proceeds from the maturity of
  and principal paydowns on
  mortgage-backed securities
  held to maturity                     -         -       868
 Proceeds from the maturity of
  and principal paydowns on
  mortgage-backed securities
  available for sale              13,175    11,767     8,380
 Purchase of securities
  held to maturity                     -      (500)        -
 Purchase of securities
  available for sale             (24,485)  (58,841)  (55,659)
 Purchase of mortgage-backed
  securities available for sale  (30,612)  (49,170)   (9,701)
 Purchase of interest in low-
  income housing project               -    (2,865)   (3,142)
 Net increase in loans and leases          (55,546)  (33,384)
(37,269)
 Net increase in assets under
  operating leases                (3,259)        -         -
 Capital expenditures             (2,522)   (5,589)   (2,209)
 Net cash and cash equivalents
  (paid)/received in acquisition
  of subsidiaries                    670       (43)        -
 Proceeds on sale of fixed assets                1         2
61
 Proceeds on sale of repossessed
  assets                               7       208       197
                                 --------  --------  --------
Net cash used by investing
 activities                      (61,991)  (76,968)  (32,871)

Cash Flows from Financing
 Activities:
 Net increase in demand deposits
  and savings accounts            17,137    19,663     1,618
 Net increase in time deposit
  accounts                        15,182     4,093    19,730
 Net increase in other
  borrowings                      23,886     4,500    21,838
 Net increase (decrease) in
  short-term borrowings           11,483    25,039    (1,036)
 Purchase of treasury stock         (865)     (759)   (2,855)
 Proceeds from sale of
  treasury stock                     948     1,296       236
 Dividends                        (2,465)   (1,886)   (2,360)
                                 --------  --------  --------
Net cash provided by
 financing activities             65,306    51,946    37,171
                                 --------  --------  --------
Net increase (decrease) in cash
 and cash equivalents             17,105   (14,725)   19,149

Cash and cash equivalents at
 beginning of year                40,080    54,805    35,656
                                 --------  --------  --------
Cash and cash equivalents at
 end of period                   $57,185   $40,080   $54,805
                                 ========  ========  ========
Supplemental disclosures:
 Cash paid for income/franchise
  taxes                          $ 3,090   $ 3,065   $ 1,754

 Cash paid for interest          $31,318   $27,458   $24,959

Securities contributed to
 public charitable trust fund          -   $   220         -

Other borrowings transferred
 to short-term borrowings        $25,500   $ 8,000         -

Securities transferred from
 held to maturity to available
 for sale                              -          -  $23,204

Mortgage-backed securities
 transferred from held to
 maturity to available for sale        -         -   $ 4,449

See accompanying notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share data)
ONE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations-Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices in Dubuque and Lee Counties in Iowa, Jo Daviess, Hancock and Winnebago Counties in Illinois and Dane County in Wisconsin, serving communities in and around those counties. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate and residential real estate.

Principles of Presentation-The consolidated financial statements include the accounts of Heartland and its wholly-owned subsidiaries: Dubuque Bank and Trust Company ("DB&T"), DB&T Insurance, Inc., DB&T Community Development Corp., Galena State Bank and Trust Company ("GSB"), Riverside Community Bank ("RCB"), Wisconsin Community Bank ("WCB", previously Cottage Grove State
Bank), First Community Bank, FSB ("FCB"), Citizens Finance Co.("Citizens"), ULTEA, Inc. ("ULTEA"), DBT Investment Corporation and Keokuk Bancshares, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Securities-All securities consist of debt or marketable equity securities.

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

Under Heartland's credit policies, all nonaccrual and restructured loans are defined as impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Net nonrefundable loan and lease origination fees and certain direct costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan or lease.

Loans held for sale are stated at the lower of individual cost or estimated fair value. Loans are sold on a nonrecourse basis with servicing retained, and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan.

Mortgage loan servicing rights retained on loans sold to others, which are not material to the financial position or results of operation, are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans as of December 31, 1997 and 1996, were $109,203 and $84,515, respectively. Custodial escrow balances maintained in connection with the loan servicing were approximately $667 and $511 as of December 31, 1997 and 1996, respectively.

Allowance for Possible Loan and Lease Losses-The allowance for possible loan and lease losses is maintained at a level estimated by management to provide for known and inherent risks in the loan and lease portfolios. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, volume growth, the underlying collateral value of the loans and leases and other relevant factors. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. Provisions for possible loan and lease losses and recoveries on previously charged-off loans and leases are added to the allowance.

Premises, Furniture and Equipment-Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation of premises, furniture and equipment is determined by straight-line and accelerated methods over the estimated useful lives of 18 to 39 years for buildings, 15 years for land improvements and 3 to 7 years for furniture and equipment.

Other Real Estate-Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less cost to dispose. The excess, if any, of such costs at the time acquired over the fair value is charged against the allowance for possible loan and lease losses. Subsequent write downs estimated on the basis of later evaluations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to operations.

Goodwill-Goodwill represents the excess of the purchase price of acquired subsidiaries' net assets over their fair value. Goodwill is amortized over periods from 15 to 25 years on the straight-line basis. On a periodic basis, Heartland reviews goodwill for events or circumstances that may indicate a change in the recoverability of the underlying basis.

Income Taxes-Heartland and its subsidiaries file a consolidated federal income tax return. For state tax purposes, DB&T, GSB, FCB, WCB and RCB ("Banks")file income or franchise tax returns as required. The other entities file corporate income or franchise tax returns as required by the various states.

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

Earnings Per Share - Basic earning per share, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" ("SFAS No. 128"), is determined using net income and weighted average common shares outstanding. Diluted earnings per share, as defined by SFAS No. 128, is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 1997, 1996, and 1995 are shown in the table below.

                                      1997      1996      1995
                                     ------    ------    -------
Net income                           $8,515    $8,006    $7,574
                                     ======    ======    ======
Weighted average common shares
 outstanding                          4,738     4,715     4,805
Assumed incremental common shares
 issued upon exercise of stock
 options                                 50        20         3
                                     ------    ------    ------
Weighted average common shares
 for diluted earnings per share       4,788     4,735     4,808
                                     ======    ======    ======

Cash Flows-For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Effect of New Financial Accounting Standards - SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") was effective for Heartland for transactions occurring after December 31, 1996, and provided standards for accounting recognition or derecognition of assets and liabilities. The adoption of SFAS No. 125 did not have a material effect on Heartland.

SFAS No. 130 "Reporting Comprehensive Income" will be effective for Heartland for the year beginning January 1, 1998, and establishes the standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available for sale securities.


TWO
ACQUISITIONS

Heartland regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On March 1, 1997, Heartland acquired Cottage Grove State Bank (subsequently named WCB), a $39,287 Wisconsin state bank located in Cottage Grove, Wisconsin, at a cost of $7,890. The stockholders of Cottage Grove State Bank, at the date of acquisition, received cash of $4,892 and the remaining balance in contracts payable over three or four years, at their discretion, bearing rates of 7.00% and 7.50%, respectively. The amount paid in excess of the equity of WCB allocated to securities and office property and equipment was $138 and $672, respectively. The amounts are being amortized over the remaining lives of the assets using the methods and lives as described in note one. The remaining purchase price paid in excess of the fair value of net assets acquired was $2,465 and is being amortized using the
straight-line method over 25 years.   This transaction was
accounted for as a purchase; accordingly, WCB's results of operations were included in the consolidated financial statements from the acquisition date.

Pro forma unaudited operating results, giving effect to the WCB acquisition as if it had occurred at the beginning of the years ended December 31, 1997 and 1996 are as follows:

                                 1997         1996
                                 ----         ----

Interest income                $59,749       $54,758
Interest expense                32,037        29,214
Provision for loan losses        1,334         1,492
Noninterest income               8,606         7,623
Noninterest expense             23,075        20,527
                               -------       -------
Income before income taxes      11,909        11,148
Income taxes                     3,374         2,913
                               -------       -------
Net income                     $ 8,535       $ 8,235
                               =======       =======
Earnings per common
 share-basic                   $  1.80       $  1.75
                               =======       =======

On December 24, 1996, Heartland acquired all of the assets and assumed certain liabilities of ULTEA, LLC of Madison, Wisconsin, in exchange for 16,160 shares of Heartland common stock. ULTEA had total assets of $1,916 at December 31, 1996. The excess of the purchase price over the fair value of net assets acquired was $293. The acquisition was accounted for as a purchase transaction and, accordingly, the operations of ULTEA were included in the consolidated results of operations of Heartland beginning December 25, 1996. The acquisition did not have a material effect on the results of operations for the year of acquisition on either an actual or pro forma basis.

During the fourth quarter of 1997, Heartland entered into an agreement with a group of New Mexico business leaders to establish a new bank in Albuquerque. Pending regulatory approval, the new bank will begin operations in the spring of 1998.
Heartland's portion of the $15,000 initial capital investment is $12,000, of which $1,200 has already been advanced.

THREE
CASH AND DUE FROM BANKS

The Banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 1997 and 1996, were $1,420 and $4,470 respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity and available for sale securities as of December 31, 1997 and 1996, are summarized as follows:

                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                       --------    --------   --------  --------

1997

Securities held to
 maturity:
U. S. government
 corporations and
 agencies                $    598  $      2   $     -   $    600
Mortgage-backed
 securities                   325         -         -        325
Obligations of
 states and political
 subdivisions               2,956       119        (1)     3,074
                         --------  --------  ---------  --------
Total                    $  3,879  $    121  $     (1)  $  3,999
                         ========  ========  =========  ========

Securities available
 for sale:
U.S. Treasury securities $ 13,232  $    110  $      -   $ 13,342
U.S. government
 corporations and
 agencies                  63,649       177       (64)    63,762
Mortgage-backed
 securities                86,010       813      (133)    86,690
Obligations of states
 and political
 subdivisions              16,741     1,054       (49)    17,746
Corporate debt
 securities                   700        24         -        724
                         --------  --------  ---------  --------
Total debt
 securities               180,332     2,178      (246)   182,264
Mutual funds                  548         -       (36)       512
Equity securities          12,925     2,199       (31)    15,093
                         --------  --------  ---------  --------
Total                    $193,805  $  4,377  $   (313)  $197,869
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
                         ========  ========  =========  ========

The amortized cost and estimated fair value of debt securities held to maturity and available for sale at December 31, 1997, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

                                                    Estimated
                                     Amortized         Fair
                                        Cost          Value
                                     ---------      ---------
Securities held to maturity:
 Due in 1 year or less                $    350       $    350
 Due in 1 to 5 years                     1,810          1,832
 Due in 5 to 10 years                    1,374          1,441
 Due after 10 years                        345            376
                                      --------       --------

Total                                 $  3,879       $  3,999
                                      ========       ========
Securities available for sale:
 Due in 1 year or less                $ 44,928       $ 44,988
 Due in 1 to 5 years                    45,150         45,789
 Due in 5 to 10 years                   26,020         26,357
 Due after 10 years                     64,234         65,130
                                      --------       --------
Total                                 $180,332       $182,264
                                      ========       ========

As of December 31, 1997, securities with a market value of $113,126 were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 1997, 1996 and 1995, are summarized as follows:

                               1997         1996        1995
                              --------    --------     --------
Securities sold:
 Proceeds from sales           $24,033    $24,368      $40,820
 Gross security gains            1,526      2,240          571
 Gross security losses              80        351          158

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 1997 and 1996, were as follows:

                                        1997           1996
                                      ------         ------
Loans:
Commercial and commercial
 real estate                         $242,868       $206,523
Residential mortgage                  175,268        166,999
Agricultural and agricultural
 real estate                           69,302         57,526
Consumer                               64,223         48,361
                                     ---------      ---------
Loans, gross                          551,661        479,409
Unearned discount                      (2,077)        (1,962)
Deferred loan fees                       (349)          (404)
                                     ---------      ---------
Loans, net                            549,235        477,043
                                     ---------      ---------
Direct financing leases:
 Gross rents receivable                 6,240          5,603
 Estimated residual value               2,097          2,319
 Unearned income                       (1,166)          (880)
                                     ---------      ---------
 Direct financing leases, net           7,171          7,042
                                     ---------      --------
Allowance for possible loan and
 lease losses                          (7,362)        (6,191)
                                     ---------      ---------
Loans and leases, net                $549,044       $477,894
                                     =========      =========

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December
31, 1997, are as follows: 1998 $2,563; 1999, $2,073; 2000,
$1,383; 2001, $1,125; 2002, $908 and thereafter, $285.

As DB&T is the largest subsidiary of Heartland, the majority of the loan portfolio is concentrated in northeast Iowa, northwest
Illinois and southwest Wisconsin.

Loans and leases on a nonaccrual status amounted to $1,819 and $1,697 at December 31, 1997 and 1996, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $208 and $198, respectively. Nonaccrual loans of $1,163 and $1,210 were not subject to a related allowance for loan and lease losses at December 31, 1997 and 1996, respectively, because of the net realizable value of loan collateral, guarantees and other factors. The average balances of nonaccrual loans for the years ended December 31, 1997, 1996 and 1995 were $1,585, $1,212 and
$758, respectively. For the years ended December 31, 1997, 1996 and 1995, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $87, $108 and $54, respectively and interest income actually recorded amounted to approximately $9, $7 and $14 respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland.
The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended
December 31, 1997, were as follows:

                                                   1997
                                                  --------
Balance at beginning of year                      $14,408
New loans                                           9,190
Repayments                                         (8,183)
                                                  --------
Balance at end of year                            $15,415
                                                  ========

SIX
ALLOWANCE FOR POSSIBLE
LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses for the years ended December 31, 1997, 1996 and 1995, were as follows:

                                        1997    1996      1995
                                      ------   ------    -------
Balance at beginning of year          $6,191   $5,580    $5,124
Provision for possible loan and
 lease losses                          1,279    1,408       820
Recoveries on loans and leases
 previously charged off                  145      129       131
Loans and leases charged off            (584)    (926)     (495)
Additions related to acquisitions        331        -         -
                                     --------  -------   -------
Balance at end of year                $7,362   $6,191    $5,580
                                     ========  =======   =======

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 1997 and 1996, were as follows:

                                            1997      1996
                                          -------   -------
Land and land improvements                $ 2,107   $ 1,774
Buildings and building improvements        15,366    13,953
Furniture and equipment                    12,064    10,034
                                          -------   -------
Total                                      29,537    25,761
Less accumulated depreciation             (11,191)   (9,046)
                                          -------   -------
Premises, furniture and equipment, net    $18,346   $16,715
                                          =======   =======

Depreciation expense on premises, furniture and equipment was $1,786 for 1997, $1,221 for 1996 and $1,100 for 1995.

EIGHT
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 1997 and 1996, were $38,885 and $36,087, respectively. At December 31, 1997, the scheduled maturities of time certificates of deposit were as follows:

                                     1997
                                   ---------
1998                               $162,353
1999                                 72,934
2000                                 43,289
2001                                 18,930
2002 thereafter                      12,784
                                   --------
Total                              $310,290
                                   ========

Interest expense on deposits for the years ended December 31, 1997, 1996 and 1995, was as follows:

                                        1997      1996      1995
                                      ------    ------    ------
Savings and insured money
 market accounts                     $ 8,317   $ 7,474   $ 7,338
Time certificates of deposit in
 denominations of $100 or more         1,961     2,131     1,658
 Other time deposits                  15,487    13,585    13,033
                                     -------   -------   -------
Interest expense on deposits         $25,765   $23,190   $22,029
                                     =======   =======   =======

NINE
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 1997 and 1996, were as follows:

                                             1997      1996
                                          -------   -------
Securities sold under
 agreements to repurchase                 $45,328   $18,185
Federal funds purchased                     6,550    23,450
Federal Home Loan Bank ("FHLB")
 advances                                  27,500    10,000
U.S. Treasury demand note                  15,728     4,645
Notes payable on leased assets                310        78
Contracts payable to previous
 stockholders of WCB for
 acquisition                                  823         -
                                          -------   -------
Total                                     $96,239   $56,358
                                          =======   =======

See Note 11 related to collateral pledged for FHLB advances.

All repurchase agreements as of December 31, 1997 and 1996, were due within six months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 1997, 1996 and 1995, were as follows:

                                      1997      1996      1995
                                    -------   -------   -------
Maximum month-end balance           $96,239   $56,358   $42,205
Average month-end balance            73,170    42,025    25,965
Weighted average interest
 rate for the year                     5.32%     5.24%     5.71%
Weighted average interest
 rate at year-end                      5.49      5.75      5.56

TEN
INCOME TAXES

Income taxes for the years ended December 31, 1997, 1996 and 1995, were as follows:
                                     Current   Deferred  Total
                                     -------------------------
1997:
Federal                              $2,977    $  (47)   $2,930
State                                   428       (20)      408
                                     ------    ------    ------
Total                                $3,405    $  (67)   $3,338
                                     ======    ======    ======
1996:
Federal                              $2,291    $  (42)   $2,249
State                                   500       (64)      436
                                     ------    ------    ------
Total                                $2,791    $ (106)   $2,685
                                     ======    ======    ======
1995:
Federal                              $2,258    $  243    $2,501
State                                   347        36       383
                                     ------    ------    ------
Total                                $2,605    $  279    $2,884
                                     ======    ======    ======

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon Heartland's level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax liabilities and assets for the years ended December 31, 1997, and 1996, were as follows:



                                         1997        1996
                                       ------      ------

Deferred tax assets:
Allowance for possible loan
 and lease losses                       $2,710      $ 2,385
Loan origination fees                        -           52
Deferred compensation                      240          246
Bonus payable                                -           24
Net operating loss                         225          175
                                        -------     --------
Gross deferred tax assets               $3,175      $ 2,882
                                        -------     --------

Deferred tax liabilities:
Unrealized gain on securities
 available for sale                   $(1,519)      $  (790)
Fixed assets                           (1,440)       (1,019)
Leases                                 (1,360)       (1,418)
Tax bad debt reserves                    (830)         (790)
Securities                               (145)         (124)
Prepaid expenses                         (120)          (95)
Discount accretion                        (35)          (13)
                                      --------      --------
Gross deferred tax liabilities        $(5,449)      $(4,249)
                                      --------      --------
Net deferred tax (liability)          $(2,274)      $(1,367)
                                      ========      ========

The actual income taxes differ from the expected amounts
(computed by applying the U.S. federal corporate tax rate of 35% for 1997, 1996 and 1995, to income before income taxes) as follows:

                                      1997      1996      1995
                                     --------------------------

Computed "expected" amount           $4,149    $3,742    $3,660
Increase (decrease) resulting from:
Nontaxable interest income             (510)     (560)     (658)
State income taxes, net of federal
 tax benefit                            260       280       249
Appreciated property contributed          -      (230)        -
Graduated income tax rates             (100)     (110)     (105)
Tax credits                            (440)     (440)     (200)
Other                                   (21)        3       (62)
                                     ------    ------    -------
Income taxes                         $3,338    $2,685    $2,884
                                     ======    ======    =======

Effective tax rates                    28.2%     25.1%     27.6%



Heartland has investments in certain low-income housing projects totaling $6,028 and $5,993 as of December 31, 1997 and 1996, respectively, which are included in other assets in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately
$440 per year through 2005.

ELEVEN
OTHER BORROWINGS

Other borrowings at December 31, 1997 and 1996, were
as follows:
                                              1997      1996
                                             -------   -------
Advances from the FHLB;
 weighted average maturity dates at
 December 31, 1997 and 1996, were
 August, 2001 and November, 2000,
 respectively; and weighted average
 interest rates were 6.06% and 5.89%,
 respectively                                $36,900   $41,900

Notes payable on leased assets with
 interest rates varying from 8.25% to
 9.75%                                           622       606
Revolving credit line                          3,500         -
Contracts payable to previous stock-
 holders of WCB for acquisition due
 in annual payments over three-or
 four-year schedules at interest rates
 of 7.00% to 7.50% through March, 2001.        2,001         -
                                             -------    ------
Total                                        $43,023   $42,506
                                             =======   =======

DB&T, GSB and RCB are members of the FHLB of Des Moines or of Chicago. The advances from the FHLB are collateralized by the Banks' investment in FHLB stock of $6,431 and $5,567 at December 31, 1997, and December 31, 1996, respectively. Additional collateral is provided by the Banks' one-to-four unit residential mortgages totaling $142,777 at December 31, 1997, and $156,775 at December 31, 1996.

On October 31, 1997, Heartland entered into a four-year, unsecured revolving credit line with an unaffiliated bank, which provides for variable-rate borrowings of up to $20,000. Under the terms of this agreement, Heartland must maintain a minimum return on average assets, maximum nonperforming assets to total loans ratio, maximum funded debt to total equity capital ratio and each of Heartland's banking subsidiaries must remain well capitalized.

Future payments at December 31, 1997, for all other borrowings were as follows:

1999                $ 15,634
2000                  11,905
2001                   4,084
2002                   7,000
Thereafter             4,400
                    --------
Total               $ 43,023
                    ========

TWELVE
EMPLOYEE BENEFIT PLANS

The Banks sponsor retirement plans covering substantially all employees. Contributions to the plans are subject to approval by the Boards of Directors of the Banks, which fund and record as an expense all approved contributions. Costs charged to operating expenses were $418 for 1997, $382 for 1996 and $335 for 1995.

Heartland also has a non-contributory, defined contribution pension plan covering substantially all employees of the Banks. Annual contributions are based upon 5% of qualified compensation as defined in the plan. Costs charged to operating expense were $418 for 1997, $382 for 1996 and $335 for 1995. The Banks also have employee savings plans covering substantially all employees of the Banks. Under the employee savings plans, the Banks make matching contributions of up to 2% of the participants' wages. Costs charged to operating expenses were $150 for 1997, $140 for 1996 and $124 for 1995.

THIRTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 1997, for all non-cancelable leases were as follows:

1998                     $208
1999                      192
2000                       53
2001                       36
2002                       22
Thereafter                112
                         ----
Total                    $623
                         ====

Rental expense for premises and equipment leased under operating leases was $78 for 1997, $128 for 1996 and $59 for 1995.

In the normal course of business, the Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements.
The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 1997 and 1996, commitments to extend credit aggregated $140,677 and $103,168 and standby letters of credit aggregated $5,267 and $7,750, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

FOURTEEN
STOCK PLANS
In 1991, Heartland adopted a stock purchase plan which provides executive officers of Heartland and the Banks the opportunity to purchase up to a cumulative total of 200,000 common shares of
Heartland stock.   Under this plan, Heartland may issue treasury
shares at a price equal to the price paid when acquired as treasury shares. Cumulative shares sold through December 31, 1997 and 1996, under the plan were 199,900 and 172,366, respectively. Total compensation expense associated with this plan was $267 and $42 for 1997 and 1996, respectively. No compensation expense was recognized for issuances prior to 1996, as the issuance price was equal to market. A summary of the activity in the executive restricted stock purchase plan for the years ended December 31, 1997, 1996 and 1995 follows:

                                1997       1996       1995
                               ------     ------     ------
Granted                        27,634     69,538     15,350
Exercised                      27,534     41,904     15,350
Forfeited                         100     27,634          -
Average Offering Price         $16.20     $16.20     $14.59

Heartland's Stock Option Plan ("Plan") is administered by the Compensation Committee ("Committee") of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the Plan, 600,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Committee but may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 1997 and 1996, respectively, there were 314,003 and 380,753 shares available for issuance under the Plan.

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

A summary of the status of the Plan as of December 31, 1997, 1996 and 1995, and changes during the years ended follows:

                        1997             1996           1995
                     Weighted-        Weighted-        Weighted-
                      Average           Average         Average
               Shares Exercise Shares  Exercise Shares  Exercise
               (000)   Price   (000)     Price  (000)   Price
               ------ -------- ------  -------- ------  --------
Outstanding
 at beginning
 of year         196     $17     124     $16        -   $  -
Granted           73      24     111      19      124     16
Exercised         (2)     26     (23)     21        -      -
Forfeited         (6)     26     (16)     22        -      -
                 ----            ----             ---    ---
Outstanding at
end of year      261     $18     196     $17      124    $16
                 ====            ===              ===
Options
 exercisable
 at end of year    3     $24       3     $24        -
Weighted-average
 fair value of
 options
 granted during
 the year      $7.66           $4.13            $6.60


As of December 31, 1997 and 1996, options outstanding had exercise prices ranging from $16.00 to $24.00 per share and a weighted-average remaining contractual life of 8.00 and 8.62 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:

                            1997         1996        1995
                           ------       ------       ------
Risk-free interest rate      6.30%       5.68%        6.59%
Expected option life      10 Years      10 Years    10 Years
Expected volatility         24.27%      28.62%       28.62%
Expected dividends           2.17%       2.29%        1.88%

Heartland applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost for its stock options has been recognized in the financial statements. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), Heartland's net income would have been reduced to the pro forma amounts indicated below:

                             1997        1996          1995
                             ----        ----          ----

Net income as reported      $8,515      $8,006        $7,574
Pro forma                    8,317       7,853         7,514

Earnings per share-basic
 as reported                 $1.80       $1.70         $1.58
Pro forma                     1.76        1.67          1.56
Earnings per share-diluted
 as reported                 $1.78       $1.69         $1.58
Pro forma                     1.74        1.66          1.56


Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 200,000 shares is available for sale under the ESPP. For the years ended December 31, 1997 and 1996, Heartland approved a price of 100% of fair market value at December 31, 1996 and July 1, 1996, respectively. At December 31, 1997 and 1996, respectively, 9,573 and 6,265 shares were purchased under the ESPP at no charge to Heartland's earnings.

During each of the years ended December 31, 1997, 1996 and 1995, Heartland acquired shares for use in the executive stock purchase plan, the Plan and the ESPP. Shares acquired totaled 32,835, 37,309 and 85,138 for 1997, 1996 and 1995, respectively.

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

                              December 31,        December 31,
                                 1997                1996
                           -------------------------------------
                           Carrying    Fair    Carrying    Fair
                            Amount    Value     Amount    Value
                           -------------------------------------
Financial Assets:
 Cash and cash equivalents  $ 57,185 $ 57,185  $ 40,080 $ 40,080
 Time deposits in other
  banks                          194      194       167      167
 Securities available for
  sale                       197,869  197,869   181,815  181,815
 Securities held to
  maturity                     3,879    3,999     2,151    2,245
 Loans and leases, net of
  unearned                   556,406  558,515   484,085  484,828
Financial Liabilities:
 Demand deposits            $ 60,950 $ 60,950  $ 55,482 $ 55,482
 Savings deposits            252,292  252,292   224,317  224,317
 Time deposits               310,290  310,869   278,544  280,353
 Short-term borrowings        96,239   96,239    56,358   56,368
 Other borrowings             43,023   43,288    42,506   42,420


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

SIXTEEN
REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS ON SUBSIDIARY
DIVIDENDS

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. The regulations prescribe specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. Capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Banks met all capital adequacy requirements to which they were subject.

As of December 31, 1997, the most recent notification from the FDIC categorized each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.


The Banks' actual capital amounts and ratios are also presented in the table below.



                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 1997
Total Capital (to Risk-
 Weighted Assets)

  Consolidated   $78,995  12.71% $49,707  >8.0%      N/A
  DB&T            43,180  10.92   31,629  >8.0    $39,537 >10.0%
  GSB              9,526  13.09    5,821  >8.0      7,276 >10.0
  FCB              9,068  11.05    6,563  >8.0      8,204 >10.0
  RCB              3,710  12.04    2,465  >8.0      3,081 >10.0
  WCB              4,855  18.32    2,120  >8.0      2,650 >10.0

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated   $71,713  11.54% $24,854  >4.0%       N/A
  DB&T            38,754   9.80   15,815  >4.0    $23,722 > 6.0%
  GSB              8,615  11.84    2,910  >4.0      4,366 > 6.0
  FCB              8,197   9.99    3,282  >4.0      4,922 > 6.0
  RCB              3,354  10.89    1,232  >4.0      1,849 > 6.0
  WCB              4,524  17.07    1,060  >4.0      1,590 > 6.0

Tier 1 Capital
 (to Average Assets)
  Consolidated   $71,713   8.76% $32,729  >4.0%       N/A
  DB&T            38,754   7.81   19,841  >4.0    $24,801 > 5.0%
  GSB              8,615   7.06    4,883  >4.0      6,103 > 5.0
  FCB              8,197   7.53    4,355  >4.0      5,444 > 5.0
  RCB              3,354   7.79    1,723  >4.0      2,153 > 5.0
  WCB              4,524  11.11    1,628  >4.0      2,035 > 5.0

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 1996
Total Capital (to Risk-
 Weighted Assets)

  Consolidated   $73,777  14.28% $41,334  >8.0%      N/A
  DB&T            43,882  12.67   27,709  >8.0    $34,637 >10.0%
  GSB              9,140  13.74    5,322  >8.0      6,652 >10.0
  FCB             13,322  15.17    7,026  >8.0      8,783 >10.0
  RCB              3,171  19.42    1,306  >8.0      1,633 >10.0

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated   $67,701  13.10% $20,667  >4.0%       N/A
  DB&T            39,593  11.43   13,855  >4.0    $20,782 > 6.0%
  GSB              8,307  12.49    2,661  >4.0      3,991 > 6.0
  FCB             12,603  14.35    3,513  >4.0      5,270 > 6.0
  RCB              3,029  18.55      653  >4.0        980 > 6.0

Tier 1 Capital
 (to Average Assets)
  Consolidated   $67,701   9.54% $28,375  >4.0%       N/A
  DB&T            39,593   8.50   18,634  >4.0    $23,293 > 5.0%
  GSB              8,307   7.52    4,416  >4.0      5,520 > 5.0
  FCB             12,603  10.93    4,613  >4.0      5,766 > 5.0
  RCB              3,029  12.16      996  >4.0      1,245 > 5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings which could be available for the payment of dividends to Heartland totaled approximately $21,741 as of December 31, 1997, under the most restrictive minimum capital requirements.

SEVENTEEN
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc.
is as follows:

Balance Sheets
December 31,                                 1997         1996
                                           ---------   ---------
Assets:
 Cash and interest bearing deposits       $    716     $  3,208
 Investment in subsidiaries                 80,584       66,722
 Other assets                                1,703          204
 Due from subsidiaries                       1,350          215
                                          ---------    ---------
  Total                                   $ 84,353     $ 70,349
                                          =========    =========
Liabilities
 and stockholders' equity:
Liabilities:
 Contracts payable for acquisition of
  WCB                                     $  2,824     $      -
 Notes payable                               3,500            -
 Accrued expenses and other liabilities        257           90
                                          ---------    ---------
  Total liabilities                          6,581           90
                                          ---------    ---------
Stockholders' equity:
 Common stock                                4,854        4,854
 Capital surplus                            13,706       13,366
 Retained earnings                          58,914       52,864
 Net unrealized gain on securities
  available for sale                         2,545        1,327
 Treasury stock                             (2,247)      (2,152)
                                          ---------    ---------
Total stockholders' equity                  77,772       70,259
                                          ---------    ---------
Total                                     $ 84,353     $ 70,349
                                          =========    =========


Income Statements for the
Years Ended December 31,            1997      1996      1995
                                   ------    ------    ------
Operating revenues:
Dividends from subsidiaries        $2,621    $5,611    $6,574
Other                                  10         4         -
                                   ------    ------    ------
Total operating revenues            2,631     5,615     6,574
                                   ------    ------    ------
Operating expenses:
Outside services                      219       197       154
Other operating expenses              350       443       460
Interest                              208         -         -
                                   ------    ------    ------
Total operating expenses              777       640       614
                                   ------    ------    ------
Equity in undistributed earnings    6,398     2,815     1,421
                                   ------    ------    ------
Income before income tax benefit    8,252     7,790     7,381
Income tax benefit                    263       216       193
                                   ------    ------    ------
Net income                         $8,515    $8,006    $7,574
                                   ======    ======    ======

Statements of Cash Flows For
the Years Ended December 31,        1997      1996      1995
                                   ------    ------    ------

Cash flows from operating
 activities:
Net income                         $8,515    $8,006    $7,574
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Undistributed earnings of
 subsidiaries                      (6,398)   (2,815)   (1,421)
(Increase) decrease in due
  from subsidiaries                (1,135)     (215)      720
Increase (decrease) in other
  liabilities                         167       (54)       17
(Increase) decrease in other
  assets                           (1,499)     (178)       94
                                   -------   -------   -------
Net cash provided (used)
 by operating activities             (350)    4,744     6,984
                                   -------   -------   -------
Cash flows from investing
 activities:
Capital injections for
 subsidiaries                      (2,855)     (543)   (4,000)
Payments for purchase of
 subsidiaries                      (7,890)        -         -
Retirement of subsidiary stock      4,500         -         -
Other                                   -         -        18
                                   -------   -------   -------
Net cash used by
 investing activities              (6,245)     (543)   (3,982)
                                   -------   -------   -------
Cash flows from financing
 activities:
Payments on other borrowings       (1,042)        -      (162)
Proceeds from contracts payable     3,865         -         -
Proceeds from notes payable         3,500         -         -
Cash dividends paid                (2,465)   (1,886)   (2,360)
Purchase of treasury stock           (865)     (759)   (2,855)
Sale of treasury stock              1,110     1,296       236
                                   -------   -------   -------

Net cash provided (used) by
 financing activities               4,103    (1,349)   (5,141)
                                   -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents              (2,492)    2,852    (2,139)
Cash and cash equivalents at
 beginning of year                  3,208       356     2,495
                                   -------   -------   -------
Cash and cash equivalents at
 end of year                       $  716    $3,208    $  356
                                   =======   =======   =======

Representations of Management

Management is responsible for the contents of the consolidated financial statements and other information contained in other sections of this annual report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate to reflect, in all material respects, the substance of events and transactions that should be included. The consolidated financial statements reflect management's judgments and estimates as to the effects of events and transactions that are accounted for or disclosed. The company maintains accounting and reporting systems, supported by an internal accounting control system, which are adequate to provide reasonable assurance that transactions are authorized, assets are safeguarded, and reliable consolidated financial statements are prepared, recognizing the cost and expected benefits of internal accounting controls. A staff of internal auditors conducts ongoing reviews of accounting practices and internal accounting controls.

The consolidated financial statements as of December 31, 1997, 1996 and 1995, of Heartland Financial USA, Inc. and its wholly-owned subsidiaries: Dubuque Bank and Trust Company; DB&T Insurance, Inc.; DB&T Community Development Corp.; Galena State Bank and Trust Company; Riverside Community Bank; Keokuk Bancshares, Inc.; First Community Bank, FSB; Wisconsin Community Bank; Citizens Finance Co.; ULTEA, Inc. and DBT Investment Corporation were audited by independent certified public accountants. Their role is to render independent professional opinions of the fairness of the consolidated financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards.

The Audit Committees of the Boards of Directors of member banks meet periodically with the internal auditors to review matters relating to internal accounting controls and the nature, extent and results of audit efforts. The internal auditors and independent certified public accountants have free access to the Audit Committees.


/s/ Lynn B. Fuller
Lynn B. Fuller
President, Heartland Financial USA, Inc;
President and CEO, Dubuque Bank and Trust Company


/s/ John K. Schmidt
John K. Schmidt
Executive Vice President and CFO, Heartland Financial USA, Inc.;
Senior Vice President and CFO, Dubuque Bank and Trust Company

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartland Financial USA, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Des Moines, IA
January 22, 1998


ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 1998 annual meeting of stockholders dated April 6, 1998, (the "1998" Proxy Statement") under the caption "Election of Directors" and under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the Board of Directors. The names and ages of the executive officers of Heartland as of December 31, 1997, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.


                                        Position with Heartland
                                         and Subsidiaries
     Name                Age            and Principal Occupation

Lynn B. Fuller           48        Director and President
                                   of Heartland; Director,
                                   President and Chief Executive
                                   Officer of DB&T; Director of
                                   GSB, FCB, WCB, Keokuk, DB&T
                                   Insurance, Citizens, DBT
                                   Investment and DB&T
                                   Development; President of
                                   DB&T Insurance, DB&T
                                   Development and Citizens;
                                   Chairman and Director of RCB;
                                   Chairman and Director of
                                   ULTEA.

Lynn S. Fuller           73        Chairman of the Board
                                   and Chief Executive Officer
                                   of Heartland; Director and
                                   Vice Chairman of the Board of
                                   DB&T; Director of DB&T
                                   Insurance, Citizens and DB&T
                                   Development

James A. Schmid          74        Vice Chairman of the
                                   Board of Heartland; Chairman
                                   of the Board of DB&T;
                                   Director of DB&T Insurance,
                                   Citizens and DB&T Development

John K. Schmidt          38        Executive Vice President
                                   and Chief Financial Officer
                                   of Heartland; Senior Vice
                                   President and Chief Financial
                                   Officer of DB&T; Treasurer of
                                   DB&T Insurance and Citizens;
                                   Director of DBT Investment;
                                   Vice President and Assistant
                                   Secretary of ULTEA

Greg R. Miller           49        Executive Vice President
                                   of Heartland; Director and
                                   Vice-Chairman of the Board of
                                   FCB

Kenneth J. Erickson      46        Senior Vice President of
                                   Heartland; Senior Vice
                                   President, Lending of DB&T;
                                   Senior Vice President of Cit-
                                   izens; Director of ULTEA

Edward H. Everts         46        Senior Vice President,
                                   Heartland; Senior Vice
                                   President of Operations and
                                   Retail Banking of DB&T

Douglas J. Horstmann     44        Senior Vice President,
                                   Lending of Heartland; Senior
                                   Vice President, Lending of
                                   DB&T; Executive Vice
                                   President of DB&T Development

Paul J. Peckosh          52        Senior Vice President,
                                   Trust of DB&T


Mr. Lynn B. Fuller is the son of Mr. Lynn S. Fuller. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a director of Heartland and of DB&T since 1984 and has been President of Heartland and DB&T since 1987. He has been a director of GSB since its acquisition by Heartland in 1992 and of Keokuk and FCB since the merger in 1994. Mr. Fuller joined DB&T in 1971 as a consumer loan officer and was named DB&T's Executive Vice President and Chief Executive Officer in 1985. He was named Chairman and Director of RCB in conjunction with the opening of the de novo operation in 1995.

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

Greg R. Miller was appointed Executive Vice President of Heartland in 1996. Mr. Miller joined FCB in 1987 as Executive Vice President and was appointed President and Chief Executive Officer of FCB in 1988 and held these positions until 1997. Mr. Miller remains as Vice-Chairman of the Board of FCB. He became a Heartland director in 1994 in conjunction with the merger of Heartland with FCB. Mr. Miller is a certified public accountant and was the Chief Executive Officer of Keokuk Area Hospital immediately prior to joining FCB.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information in the 1998 Proxy Statement, under the caption
"Executive Compensation" is incorporated by reference, except for the information contained under the heading "Compensation
Committee Report on Executive Compensation" and "Stockholder
Return Performance Presentation."

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 1998 Proxy Statement, under the caption
"Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 1998 Proxy Statement under the caption
"Transactions with Management" is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1998.

Heartland Financial USA, Inc.


By:
/s/ Lynn S. Fuller                 /s/John K. Schmidt
------------------------           ------------------------
Lynn S. Fuller                     John K. Schmidt
Chairman and                       Executive Vice President
Principal Executive Officer        and Principal Financial
                                   and Accounting Officer

Date: March 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 1998.

/s/ Lynn B. Fuller                 /s/ Lynn S. Fuller
-----------------------------      -----------------------------
Lynn B. Fuller                     Lynn S. Fuller
President and Director             Chairman, CEO and Director


/s/ James A. Schmid                /s/ Mark C. Falb
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

10.5 ATM License Agreement between Dubuque Bank and Trust Company and Plus Systems, Inc., dated January 2, 1992,
          (Filed as Exhibit 10.9 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.6 Service Mark License Agreement between Dubuque Bank and Trust Company and Cirrus System, Inc., dated September 1, 1988, (Filed as Exhibit 10.10 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.7      CSMA/FI Debit Processing Agreement between Dubuque Bank and
          Trust Company and Card Services--Members Associated dated
          May 4, 1993, (Filed as Exhibit 10.11 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.8 Bank Marketing Agreement between ADP, Inc. and Heartland Bancorp dated August 26, 1993, (Filed as Exhibit 10.12 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.9      Lease Agreement dated May 28, 1970, for Unit 710,
          Kennedy Mall, Dubuque, Iowa, and as amended July 22, 1976, between Dubuque Bank and Trust Company and The Kennedy Mall, Inc. (Filed as Exhibit 10.14 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.10 Lease Agreement for 1275 Main Street, Dubuque, Iowa, between Fischer & Co. and Dubuque Bank and Trust Company
          (as successor to Epworth Savings Bank) dated February 1, 1968 (Filed as Exhibit 10.15 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.11 Processing Agreement between ITS, Inc., and Dubuque Bank and Trust Company (Filed as Exhibit 10.16 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.12     Heartland Financial Money Purchase Pension Plan and
          Defined Contribution Master Plan and Trust Agreement dated January 1, 1995. (Filed as Exhibit 10.21 to
          Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.13 Heartland Financial USA, Inc. Self-Funded Employee Health Benefit Plan dated January 1, 1996. (Filed as Exhibit 10.22 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.14 Heartland Financial USA, Inc. Self-Funded Employee Dental Benefit Plan dated January 1, 1996. (Filed as Exhibit
          10.23 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.15 Claim Processing Agreement between Seabury & Smith, Inc. and Heartland Financial USA, Inc. dated January 1, 1996. (Filed as Exhibit 10.24 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.16 Dubuque Bank and Trust Company Executive Death Benefit Program Plan Revisions, Enrollment Booklet, and Universal Life Split-Dollar Agreement effective December 1, 1995, and similar agreement are in place at Galena State Bank and Trust Company, First Community Bank, FSB, and Riverside
          Community Bank. (Filed as Exhibit 10.25 to Registrant's
          Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.17     Employment Agreement between Heartland Financial USA, Inc.
          and Willard C. Brenner dated August 1, 1995. (Filed as Exhibit
          10.28 to Registrant's Form 10K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.18 Employment Agreement between Heartland Financial USA, Inc. and Thomas E. Belmont dated August 11, 1995. (Filed as
          Exhibit 10.29 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.19 Investment Center Agreement between Focused Investment LLC and Heartland Financial USA, Inc. dated August 1, 1995.
          (Filed as Exhibit 10.30 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.20 Principal Member for Credit Card Issuance between Dubuque Bank & Trust Company and VISA USA, Inc. dated June 26, 1995. (Filed as Exhibit 10.31 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.21     Heartland Financial USA, Inc. Employee Stock Purchase
          Plan effective January 1, 1996, (Filed in conjunction with Form S-8 on June 18, 1996, and incorporated by reference herein.)

10.22 The Stock Purchase Agreement between Heartland Financial USA, Inc. and the stockholders of Cottage Grove State Bank dated November 8, 1996. (Filed as Exhibit 10.36 to Registrant's Form 10K for the fiscal year ended December 31, 1996, and incorporated by reference herein.)

10.23     Agreement to Organize and Stockholder Agreement between
          Heartland Financial USA, Inc. and Investors in the Proposed New Mexico Bank dated November 5, 1997.

11.       Statement re Computation of Per Share Earnings

21.1      Subsidiaries of the Registrant

23.1      Consent of KPMG Peat Marwick LLP

27.1      Financial Data Schedule

99.1 1998 Proxy Statement (only such parts as are incorporated by reference into this Form 10-K)