Form 10-Q
period 1998-03-31
HEARTLAND FINANCIAL USA INC
filed 1998-05-14
CIK 920112

Submitted pursuant to Rule 901(d) of Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended March 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 11, 1998 the Registrant had outstanding
4,725,817 shares of common stock, $1.00 par value per share.

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


          Form 10-Q Signature Page

                  HEARTLAND FINANCIAL USA, INC.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share data)


                                           3/31/98     12/31/97
                                         (Unaudited)
                                         -----------   --------

ASSETS
Cash and due from banks                   $ 25,157     $ 24,267
Federal funds sold                           9,762       32,918
                                          ---------    ---------
Cash and cash equivalents                   34,919       57,185
Time deposits in other
 financial institutions                        194          194
Securities:
 Available for sale-at market
  (cost of $198,782 for 1998 and
  $193,805 for 1997)                       202,107      197,869
 Held to maturity-at cost
  (approximate market value of $3,509
  for 1998 and $3,999 for 1997)              3,394        3,879
Loans and leases:
 Held for sale                              14,606       10,437
   Held to maturity                        547,317      545,969
Allowance for possible loan and
 lease losses                               (7,668)      (7,362)
                                          ---------    ---------
Loans and leases, net                      554,255      549,044
Premises, furniture and equipment, net      17,101       17,204
Other real estate, net                         924          774
Other assets                                29,018       25,911
                                          ---------    ---------
TOTAL ASSETS                              $841,912     $852,060
                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                   $ 58,734     $ 60,950
 Savings                                   249,810      252,292
 Time                                      318,710      310,290
                                          ---------    ---------
Total deposits                             627,254      623,532
Short-term borrowings                       77,192       96,239
Accrued expenses and other liabilities      11,554       11,494
Other borrowings                            47,350       43,023
                                          ---------    ---------
TOTAL LIABILITIES                          763,350      774,288
                                          ---------    ---------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                     -            -
Common stock (par value $1 per share;
 authorized, 7,000,000 shares; issued,
 4,853,626 shares at March 31, 1998,
 and December 31, 1997)                      4,854        4,854
Capital surplus                             13,730       13,706
Retained earnings                           60,685       58,914
Net unrealized gain on
 securities available for sale               2,143        2,545
Treasury stock at cost
 (125,819 and 106,251 shares at March
 31, 1998, and December 31, 1997,
 respectively)                              (2,850)      (2,247)
                                          ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  78,562       77,772
                                          ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $841,912     $852,060
                                          =========    =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                         Three Months Ended
                                        3/31/98        3/31/97
                                        --------       --------
INTEREST INCOME:
Interest and fees on loans and leases   $ 12,207       $ 10,740
Interest on securities:
 Taxable                                   2,816          2,591
 Nontaxable                                  293            287
Interest on federal funds sold               373            151
Interest on interest bearing deposits
 in other financial institutions              57             19
                                        --------       --------
TOTAL INTEREST INCOME                     15,746         13,788
                                        --------       --------
INTEREST EXPENSE:
Interest on deposits                       6,670          5,996
Interest on short-term borrowings          1,188            737
Interest on other borrowings                 698            637
                                        --------       --------
TOTAL INTEREST EXPENSE                     8,556          7,370
                                        --------       --------
NET INTEREST INCOME                        7,190          6,418
Provision for possible loan
 and lease losses                            350            321
                                        --------       --------
NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE LOAN
 AND LEASE LOSSES                          6,840          6,097
                                        --------       --------
OTHER INCOME:
Service charges and fees                     698            667
Trust fees                                   496            471
Brokerage commissions                         72             63
Insurance commissions                        253            139
Securities gains, net                        661            293
Rental income on operating leases            398            125
Gain on sale of loans                        273             41
Other noninterest income                      97             50
                                        --------       --------
TOTAL OTHER INCOME                         2,948          1,849
                                        --------       --------
OTHER EXPENSES:
Salaries and employee benefits             3,562          3,034
Occupancy                                    377            353
Furniture and equipment                      495            338
Outside services                             260            375
FDIC deposit insurance assessment             32             20
Advertising                                  175            164
Depreciation on equipment under
 operating leases                            284             90
Other noninterest expense                  1,028            880
                                        --------       --------
TOTAL OTHER EXPENSES                       6,213          5,254
                                        --------       --------
INCOME BEFORE INCOME TAXES                 3,575          2,692
Income taxes                               1,094            774
                                        --------       --------
NET INCOME                              $  2,481       $  1,918
                                        ========       ========

EARNINGS PER COMMON SHARE-BASIC         $   0.52       $   0.40
EARNINGS PER COMMON SHARE-DILUTED           0.52           0.40
CASH DIVIDENDS DECLARED
 PER COMMON SHARE                       $   0.15       $   0.13

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                     (Dollars in thousands)

                                           Three Months Ended
                                            3/31/98     3/31/97
                                            --------    --------
NET INCOME                                  $ 2,481     $ 1,918
Other comprehensive income, net of tax:
 Unrealized gains (losses) on
 securities available for sale:
  Unrealized holding gains (losses)
  arising during the period                      34        (488)
  Less: reclassification adjustment for
  gains included in net income                 (436)       (193)
                                            --------    --------
Other comprehensive income                     (402)       (681)
                                            --------    --------
COMPREHENSIVE INCOME                        $ 2,079     $ 1,237
                                            ========    ========

  See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Three Months Ended
                                        3/31/98        3/31/97
                                        -------        -------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   $  6,705       $  1,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                      -            (16)
Proceeds on the maturities of time
 deposits                                      -              6
Proceeds from the sale of
 securities available for sale             1,144         11,699
Proceeds from the maturity of and
 principal paydowns on
 securities held to maturity                 306            100
Proceeds from the maturity of and
 principal paydowns on
 securities available for sale             5,999          5,387
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity          204              -
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale      6,459          1,801
Purchase of securities available
 for sale                                 (2,245)       (15,209)
Purchase of mortgage-backed
 securities available for sale           (15,692)          (968)
Net increase in loans and leases         (10,164)       (10,770)
Net increase in assets under operating
 leases                                   (1,536)          (924)
Capital expenditures                        (346)          (918)
Net cash and cash equivalents received
 in acquisition of subsidiaries                -            670
Proceeds on sale of fixed assets               8              1
Proceeds on sale of repossessed assets         4              4
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (15,859)        (9,137)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits
 and savings accounts                     (4,698)        (6,439)
Net increase in time deposit accounts      8,420          6,888
Net increase in other borrowings           4,327          1,500
Net decrease in short-term borrowings    (19,871)        (5,614)
Purchase of treasury stock                  (645)          (154)
Proceeds from sale of treasury stock          66            251
Dividends                                   (711)          (616)
                                        ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES    (13,112)        (4,184)
                                        ---------      ---------
Net decrease in cash and cash
 equivalents                             (22,266)       (11,516)
Cash and cash equivalents at
 beginning of year                        57,185         40,080
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 34,919       $ 28,564
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $    245       $     18
                                        =========      =========
 Cash paid for interest                 $  8,532       $  7,254
                                        =========      =========
Other borrowings transferred to
 short-term borrowings
                                              -        $  6,555
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 1997, included in Heartland Financial USA, Inc.'s ("the Company") Form 10-K filed with the Securities and Exchange Commission on March
31, 1998.   Accordingly, footnote disclosure which would
substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the quarters ended March 31, 1998 and 1997, are shown in the table below:


                                           Three Months Ended
                                           3/31/98     3/31/97
                                           --------    --------
Net Income                                  $ 2,481     $ 1,918
                                           ========    ========
Weighted average common shares
 outstanding                                  4,736       4,737
Assumed incremental common shares issued
 upon exercise of stock options                  64          64
                                            --------   --------
Weighted average common shares for
 diluted earnings per share                   4,800       4,801
                                            ========   ========

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

Total earnings of $2,481,000 for the first quarter of 1998 were up 29.35% from the $1,918,000 earned in the same quarter of 1997. On a basic per common share basis, the first quarter earnings increased from $.40 in 1997 to $.52 in 1998. Return on common equity for the first quarter of 1998 increased to 12.81% from 10.88% for the same quarter of 1997 and return on assets was 1.19% for the first quarter of 1998 as compared to 1.06% for the same quarter in 1997.

Growth of the Company's asset base and expansion of noninterest income were responsible for increased earnings during the first quarter of 1998 compared to the same period in 1997. Major contributors in the noninterest income area were securities gains, rental income on operating leases and gains on the sale of loans. The strong growth in noninterest income was partially offset by an increase in noninterest expense during the same periods under comparison. Wisconsin Community Bank's opening of a new branch location in Middleton, Wisconsin, along with the establishment of a de novo community bank in Albuquerque, New Mexico, were the largest contributors to the growth in noninterest expense.

NET INTEREST INCOME

For the first quarter of 1998, net interest income increased $772,000 or 12.03% when compared to the same period in 1997.
This increase was primarily attributable to the 9.18% growth in total assets from $771,113,000 on March 31, 1997, to $841,912,000 on March 31, 1998, the majority of which occurred in the loan portfolio. Net interest income to average earning assets on a fully tax equivalent basis was 3.82% for the three month period ended March 31, 1998, as compared to 3.94% for the three month period ended March 31, 1997.

NONINTEREST INCOME

Noninterest income grew $1,099,000 or 59.44% during the first quarter of 1998 when compared to the same period in 1997.
Securities gains was the largest component, increasing $368,000 or 125.60% for the periods under comparison. The strong performance of the Company's equity portfolio has been responsible for these continued gains.

The $273,000 or 218.40% increase in rental income on operating leases during the first quarter of 1998 compared to the same period in 1997 was attributable to the operations of ULTEA, the Company's fleet leasing company. The first quarter of 1997 was ULTEA's first full quarter of operations as a subsidiary of the Company.

Gains on the sale of loans were up $232,000 or 565.85% for the first quarter of 1998 compared to the first quarter of 1997. The Company experienced refinancing activity in its real estate mortgage loan portfolio as a result of decreasing interest rates. The majority of these new fixed rate fifteen- and thirty-year real estate loans were sold into the secondary market, while the servicing of these loans was retained by the Company.

During the first quarter of 1998, insurance commissions grew
$114,000 over the same period in 1997. This 82.01% increase was primarily due to additional sales of annuity products resulting from enhancements in this product line.

NONINTEREST EXPENSE

Noninterest expense increased $959,000 or 18.25% for the three months ended March 31, 1998, when compared to the same period in 1997. Salaries and employee benefits, the largest component of noninterest expense, increased $528,000 or 17.40% for the periods under comparison. This increase partially resulted from the acquisition of Wisconsin Community Bank on March 1, 1997, and its subsequent opening of a branch facility in Middleton, Wisconsin, in February of this year. Also contributing to this increase were personnel additions related to the May opening of New Mexico Bank and Trust, the Company's most recent de novo community bank located in Albuquerque, New Mexico.

Furniture and equipment expense for the period ended March 31, 1998, increased $157,000 or 46.45% when compared to the same period in 1997. In addition to the expansion at Wisconsin Community Bank and the opening of New Mexico Bank and Trust, additional equipment expense was incurred at all the banks to provide them with enhanced technological capabilities.

Fees paid for outside services declined $115,000 or 30.67% for the first quarter of 1998 over the same period in 1997. The majority of this decrease was attributable to the elimination of data processing fees at First Community Bank.

Concurrent with the growth experienced at ULTEA, the depreciation on equipment under operating leases increased $194,000 or 215.56% during the first quarter of 1998 compared to the same quarter in 1997.

Other noninterest expenses grew $148,000 or 16.82% during the three month period ended March 31, 1998, when compared to the same period in 1997. Included in these expenses were maintenance and amortization on software which has increased due to the conversion of the bank subsidiaries to Fiserv's Comprehensive Banking Systems during the spring of 1997.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by Heartland's third-party data processing vendor and purchased software which is run on personal computer networks. Heartland has completed an assessment and work plan to assure that all hardware and software utilized by Heartland subsidiaries will function properly in the year 2000. Testing will be completed during the second half of 1998 as software enhancements are installed. Noninterest expense includes the cost of such projects. Heartland management continues to review the cost associated with the year 2000 project and presently has not identified any situations that will require material cost expenditures to become fully compliant.

INCOME TAX EXPENSE

Income tax expense for the first three months of 1998 increased $320,000 or 41.34% over the same period in 1997, primarily as a result of corresponding increases in pre-tax earnings. The Company's effective tax rate increased from 28.75% for the three month period ended March 31, 1997, to 30.60% for the same period in 1998. A reduction in tax-exempt income during 1998 contributed to this increase.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Net loans and leases remained stable during the first quarter of 1998, increasing $5,211,000 or .95% from December 31, 1997.
Agricultural loan outstandings experienced the most significant growth, increasing $3,656,000 or 5.28% from December 31, 1997, to March 31, 1998. Residential mortgage outstandings, the only category to experience a decrease during the first quarter of 1998, declined $4,488,000 or 2.56% as customers elected to take fixed rate fifteen- and thirty-year mortgages which the bank subsidiaries sold into the secondary market.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Heartland Loan Review Committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial and agricultural loans from relatively lower-risk real estate loans; ii) the economies of the Company's primary market areas have been stable for some time and the growth of the allowance is intended to anticipate the cyclical nature of most economies; and iii) the amount of nonaccrual loans has continued to grow over the past three years. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 1998. The allowance for loan and lease losses was increased $306,000 or 4.16% during the first quarter of 1998.

The Company's provision for loan and lease losses was $350,000 for the three months ended March 31, 1998, compared to $321,000 for the same period in 1997. Net charge-offs were $44,000 during the first quarter of 1998 compared to net recoveries of $10,000 during the first quarter of 1997. The allowance for loan and lease losses as a percentage of total loans was 1.36% as of March 31, 1998, 1.32% as of December 31, 1997, and 1.33% as of March
31, 1997.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, increased from $2,032,000 at December 31, 1997, to $2,652,000 at March 31, 1998,
an increase of $620,000 or 30.51%. A major portion of this increase was driven by the deterioration of one large commercial credit at Wisconsin Community Bank. As a percentage of total loans and leases, nonperforming loans was at .47% on March 31, 1998, and .37% at December 31, 1997.

SECURITIES

The primary objective of the securities portfolio continues to be to provide the Company's bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 24.41% of total assets at March 31, 1998, as compared to 23.68% at December 31, 1997. During the first quarter of 1998, the composition of the portfolio was maintained at the December 31, 1997, levels.

DEPOSITS AND BORROWED FUNDS

Total deposits remained stable during the first quarter of 1998, increasing $3,722,000 or .60%. Demand and savings deposits experienced a decrease of $2,216,000 (3.64%) and $2,482,000
(.98%), respectively. Much of this reduction can be attributed to normal seasonal fluctuations. Certificates of deposit increased $8,420,000 or 2.71% over the December 31, 1997, total. The subsidiary banks continued to experience only moderate growth in time deposits as customers were drawn to alternative investment products, such as mutual funds.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the three month period ended March 31, 1998, the balance in this account had decreased $19,047,000 or 19.79%. This change was primarily the result of reduced treasury tax and loan note options. Also contributing to this decrease was a reduction in the amount of repurchase agreements requested by the corporate cash management customers and the maturity of $5,000,000 in FHLB advances.

Other borrowings increased $4,327,000 or 10.06% during the first quarter of 1998. To meet general corporate commitments and provide working capital to the nonbanking subsidiaries, borrowings under Heartland's unsecured revolving credit line were increased from $3,500,000 at December 31, 1997, to $6,100,000 at
March 31, 1998. Long-term FHLB advances were increased $2,000,000 during the first quarter of 1998. These long-term advances totaled $38,900,000 on March 31, 1998, with a weighted average remaining term of 3.71 years and a weighted average rate of 6.01%.

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

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                    3/31/98            12/31/97
                               Amount    Ratio     Amount    Ratio
                               ------    -----     ------    -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital               $ 72,987  11.57%     $ 71,713  11.54%
 Tier 1 capital minimum
   requirement                  25,237   4.00%       24,854   4.00%
                              --------  ------     --------  ------

 Excess                       $ 47,750   7.57%     $ 46,859   7.54%
                              ========  ======     ========  ======

 Total capital                $ 80,653  12.78%     $ 78,995  12.71%
 Total capital minimum
   requirement                  50,474   8.00%       49,707   8.00%
                              --------  ------     --------  ------
 Excess                       $ 30,179   4.78%     $ 29,288   4.71%
                              ========  ======     ========  ======
Total risk adjusted assets    $630,923             $621,338
                              ========             ========
Leverage Capital Ratios:(2)

 Tier 1 capital               $ 72,987   8.65%     $ 71,713   8.76%
 Tier 1 capital minimum
   requirement(3)               33,754   4.00%       32,729   4.00%
                              --------  ------     --------  ------
 Excess                       $ 39,233   4.65%     $ 38,984   4.76%
                              ========  ======     ========  ======
Average adjusted assets
  (less goodwill)             $843,859             $818,232
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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of Wisconsin Community Bank, the Company has cash payments remaining under the agreement of $823,000 in 1999, $594,000 in 2000 and $584,000 in 2001.

During April, 1998, the Company funded the remaining $10,800,000 of its 80% or $12,000,000 investment in New Mexico Bank and Trust which opened on May 4, 1998. The Company's unsecured revolving credit line was utilized to fund this advance.

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

Net cash outflows from investing activities increased $6,722,000 during the first three months of 1998 compared to the same period in 1997. During the first three months of 1998, proceeds from the sale and maturity of securities decreased $4,875,000 compared to the same period in 1997.

Net cash outflows for financing activities increased $8,928,000 for the three month period ended March 31, 1998, compared to the same period in 1997. Cash provided by a net change in deposits increased $3,273,000 while cash used by a net change in borrowings increased $11,430,000 during the periods under comparison.

Total cash inflows from operating activities increased $4,900,000 for the first quarter of 1998 compared to the same quarter of 1997. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks. The bank subsidiaries may also borrow funds from the Federal Reserve Bank, but has not done so during the periods covered in this report. Also, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

The Company's revolving credit agreement provides for total borrowings of up to $20,000,000 at any one time. The agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by the Company under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by the Company of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, and requires that each of the bank subsidiaries remain well capitalized, as defined from time to time by the federal banking regulators.

RECENT REGULATORY DEVELOPMENTS

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program. Each of the bank subsidiaries have been examined by their primary federal regulator relative to the Year 2000 problem and none have been required to enter into a memorandum of understanding with their regulator.

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



                                   Dated:  May 14, 1998