Form 10-Q
period 1998-06-30
HEARTLAND FINANCIAL USA INC
filed 1998-08-13
CIK 920112

Submitted pursuant to Rule 901(d) of Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended June 30, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 12, 1998 the Registrant had outstanding 9,557,550 shares of common stock, $1.00 par value per share.



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
          (Dollars in thousands, except per share data)


                                             6/30/98   12/31/97
                                           (Unaudited)
                                             -------   --------
ASSETS
Cash and due from banks                    $ 29,165    $ 24,267
Federal funds sold                           42,863      32,918
                                           ---------   ---------
Cash and cash equivalents                    72,028      57,185
Time deposits in other
 financial institutions                         194         194
Securities:
 Available for sale-at market (cost
  of $201,784 for 1998 and $193,805
  for 1997)                                 204,426     197,869
 Held to maturity-at cost (approximate
  market value of $3,255 for 1998 and
  $3,999 for 1997)                            3,148       3,879
Loans and leases:
 Held for sale                                9,360      10,437
   Held to maturity                         549,294     545,969
Allowance for possible loan and
 lease losses                                (8,100)     (7,362)
                                           ---------   ---------
Loans and leases, net                       550,554     549,044
Premises, furniture and equipment, net       19,374      17,204
Other real estate, net                        1,117         774
Other assets                                 29,196      25,911
                                           ---------   ---------
TOTAL ASSETS                               $880,037    $852,060
                                           =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                    $ 59,873    $ 60,950
 Savings                                    274,907     252,292
 Time                                       325,771     310,290
                                           ---------   ---------
Total deposits                              660,551     623,532
Short-term borrowings                        75,342      96,239
Accrued expenses and other liabilities       13,653      11,494
Other borrowings                             53,992      43,023
                                           ---------   ---------
TOTAL LIABILITIES                           803,538     774,288
                                           ---------   ---------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                      -           -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares; issued,
 9,707,252 shares at June 30, 1998, and
 4,853,626 at December 31, 1997(1)            9,707       4,854
Capital surplus                               8,877      13,706
Retained earnings                            62,083      58,914
Accumulated other comprehensive income-
 net unrealized gain on securities
 available for sale                           1,691       2,545
Treasury stock at cost (455,618 and
 106,251 shares at June 30, 1998, and
 December 31, 1997, respectively)(1)         (5,859)     (2,247)
                                           ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                   76,499      77,772
                                           ---------   ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $880,037    $852,060
                                           =========   =========

(1) The June 30, 1998, numbers reflect the two-for-one stock split effected in the form of a stock dividend payable on July
27, 1998, to stockholders of record on June 30, 1998.

See accompanying notes to consolidated financial statements.



                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Six Months Ended
                          6/30/98   6/30/97    6/30/98   6/30/97
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 12,402  $ 11,686   $ 24,609  $ 22,426
Interest on securities:
 Taxable                    2,726     2,549      5,542     5,140
 Nontaxable                   283       299        576       586
Interest on federal
 funds sold                   356        88        729       149
Interest on interest
 bearing deposits in
 other financial
 institutions                  86        38        143        57
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      15,853    14,660     31,599    28,358
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        6,905     6,418     13,575    12,414
Interest on short-term
 borrowings                   939       887      2,127     1,534
Interest on other
 borrowings                   845       565      1,543     1,202
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      8,689     7,870     17,245    15,150
                         --------  --------   --------  --------
NET INTEREST INCOME         7,164     6,790     14,354    13,208
Provision for possible
 loan and lease losses        235       374        585       695
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES               6,929     6,416     13,769    12,513
                         --------  --------   --------  --------


OTHER INCOME:
Service charges and fees      713       654      1,411     1,321
Trust fees                    544       508      1,040       979
Brokerage commissions         114        72        186       135
Insurance commissions         149       147        402       286
Securities gains, net         424       114      1,085       407
Rental income on
 operating leases             567       169        965       294
Gains on sale of loans        302        42        575        83
Other noninterest income       88        66        185       116
                         --------  --------   --------  --------
TOTAL OTHER INCOME          2,901     1,772      5,849     3,621
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   3,712     3,210      7,274     6,244
Occupancy                     422       381        799       734
Furniture and equipment       323       414        818       752
Outside services              374       366        634       741
FDIC deposit insurance
 assessment                    29        32         61        52
Advertising                   322       275        497       439
Depreciation on equipment
 under operating leases       410       122        694       212
Other noninterest expense   1,282       979      2,310     1,859
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES        6,874     5,779     13,087    11,033
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      2,956     2,409      6,531     5,101
Income taxes                  865       754      1,959     1,528
                         --------  --------   --------  --------
NET INCOME               $  2,091  $  1,655   $  4,572  $  3,573
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC (1)         $    .22       .17   $    .49  $    .38
EARNINGS PER COMMON
 SHARE-DILUTED (1)       $    .22  $    .17   $    .48  $    .37
CASH DIVIDENDS DECLARED
 PER COMMON SHARE (1)    $   .075  $   .065   $    .15  $    .13


(1) Restated to reflect the two-for-one stock split effected in the form of a stock dividend on June 30, 1998.

See accompanying notes to consolidated financial statements.



                  HEARTLAND FINANCIAL USA, INC.
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                     (Dollars in thousands)

                            Three Months Ended Six Months Ended
                              6/30/98 6/30/97  6/30/98  6/30/97
                              ------- -------  -------  -------
NET INCOME                    $2,091  $1,655   $4,572   $3,573
Other comprehensive income,
 net of tax:
 Unrealized gains (losses)
  on securities available
  for sale:
  Unrealized holding gains
   (losses) arising during
   the period                   (172)  1,069     (138)     582
  Less: reclassification
   adjustment for gains
   included in net income       (280)    (75)    (716)    (269)
                              ------- -------  -------  -------
Other comprehensive income      (452)    994     (854)     313
                              ------- -------  -------  -------
COMPREHENSIVE INCOME          $1,639  $2,649   $3,718   $3,886
                              ======= =======  =======  =======

  See accompanying notes to consolidated financial statements.


                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                             Six Months Ended
                                           6/30/98      6/30/97
                                           -------      -------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               $  9,981     $  6,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                        -          (33)
Proceeds on maturities of time deposits          -          106
Proceeds from the sale of securities
 available for sale                         15,244       16,746
Proceeds from the sale of mortgage-
 backed securities available for sale        2,276        3,620
Proceeds from the maturity of and
 principal paydowns on securities held
 to maturity                                   435          759
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                         24,091        6,643
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity            319            -
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale       22,073        5,739
Purchase of securities available for
 sale                                      (28,076)     (18,013)
Purchase of mortgage-backed securities
 available for sale                        (40,343)      (2,035)
Net increase in loans and leases            (7,239)     (35,084)
Net increase in assets under operating
 leases                                     (3,063)      (1,048)
Capital expenditures                        (2,965)      (1,512)
Net cash and cash equivalents received
 in acquisition of subsidiaries                  -          670
Proceeds on sale of fixed assets                 8            1
Proceeds on sale of repossessed assets           4            4
                                          ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES      (17,236)     (23,437)
                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts              21,538       (4,748)
Net increase in time deposit accounts       15,481        8,598
Net increase in other borrowings            18,292        7,538
Net decrease in short-term borrowings      (28,220)      (1,215)
Purchase of treasury stock                  (3,654)        (445)
Proceeds from sale of treasury stock            66          296
Dividends                                   (1,405)      (1,232)
                                          ---------    ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                 22,098        8,792
                                          ---------    ---------
Net increase (decrease) in cash
 and cash equivalents                       14,843       (8,335)
Cash and cash equivalents at
 beginning of year                          57,185       40,080
                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                $ 72,028     $ 31,745
                                          =========    =========
Supplemental disclosures:
 Cash paid for income/franchise taxes     $  1,314     $  1,870
                                          =========    =========
 Cash paid for interest                   $ 17,192     $ 13,074
                                          =========    =========
 Other borrowings transferred to
  short-term borrowings                   $  7,323     $ 18,000
                                          =========    =========

See accompanying notes to consolidated financial statements.


                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and
Exchange Commission on March 31, 1998.   The December 31, 1997,
balance sheet has been derived from the audited financial statements as of that date. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of Heartland Financial USA, Inc. (the "Company") included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended June 30, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998.

On June 16, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on June 30, 1998, payable on July 27, 1998. Accordingly, all share and per share data have been restated to reflect the stock split.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997, are shown in the tables below:

                                            Three Months Ended
                                            6/30/98     6/30/97
                                           ---------   ---------
Net Income                                 $   2,091   $   1,655
                                           =========   =========
Weighted average common shares
 outstanding                               9,360,744   9,468,268
Assumed incremental common shares
 issued upon exercise of stock options       132,390     131,554
                                           ---------   ---------
Weighted average common shares for
 diluted earnings per share                9,493,134   9,599,822
                                           =========   =========


                                             Six Months Ended
                                            6/30/98     6/30/97
                                           ---------   ---------
Net Income                                 $   4,572   $   3,573
                                           =========   =========
Weighted average common shares
 outstanding                               9,416,092   9,470,876
Assumed incremental common shares issued
 upon exercise of stock options              130,780     130,404
                                           ---------   ---------
Weighted average common shares for
 diluted earnings per share                9,546,872   9,601,280
                                           =========   =========

NOTE 2: ACQUISITIONS

On July 17, 1998, the Company acquired all of the assets and assumed certain liabilities of Arrow Motors Inc., a Wisconsin corporation doing business as Lease Associates Group ("LAG") in Milwaukee. With $28,000 in total assets, LAG was merged into ULTEA, the Company's wholly-owned fleet leasing subsidiary. The stockholders of LAG, at the acquisition date, received 287,644 shares of Heartland common stock and the remaining balance of $1,929 in a promissory note payable over three years bearing a rate of 7.50%. The excess of the purchase price over the fair value of net assets acquired was $632. The transaction was accounted for as a purchase transaction and, accordingly, the results of operations will be included in the Consolidated Financial Statements from the acquisition date. The pro forma effect of the acquisition was not material to the financial statements.


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

Total earnings of $2,091,000 for the second quarter of 1998 were up $436,000 (26.34%) from the $1,655,000 recorded during the second quarter of 1997. On a basic per common share basis, the second quarter earnings increased from $.17 in 1997 to $.22 in 1998. Return on common equity for the second quarter of 1998 was 10.77% as compared to 9.24% for the same quarter in 1997. Return on assets increased to .98% from .85% for the same periods under comparison.

Net income for the first six months of 1998 increased $999,000 (27.96%) to $4,572,000 from the $3,573,000 posted during the first six months of 1997. On a basic per common share basis, earnings for the six months increased from $.38 in 1997 to $.49 in 1998. Return on common equity for the first half of 1998 increased to 11.79% from 10.06% in 1997. Return on assets was 1.08% for the first half of 1998 as compared to .95% for the same period in 1997.

Growth of the Company's asset base and expansion of noninterest income were responsible for increased earnings during the second quarter and first six months of 1998 compared to the same periods in 1997. Total assets grew $93,000,000 (11.82%) from
$787,000,000 on June 30, 1997, to $880,000,000 on June 30, 1998,
particularly as a result of expansion efforts in Rockford, Illinois; Madison, Wisconsin; and Albuquerque, New Mexico. Major contributors in the noninterest income area were securities gains, rental income on operating leases and gains on sale of loans.

The strong growth in noninterest income was partially offset by an increase in noninterest expense during the periods under comparison. Wisconsin Community Bank's opening of a new branch location in Middleton, Wisconsin, along with the establishment of a de novo banking operation in Albuquerque, New Mexico, were the largest contributors to the growth in noninterest expense.

NET INTEREST INCOME

For the three and six month periods ended June 30, 1998, net interest income increased $374,000 (5.51%) and $1,146,000
(8.68%), respectively, when compared to the same periods in 1997.
These increases were primarily attributable to the significant growth in total assets.

The net interest margin expressed as a percentage of total assets decreased to 3.74% for the second quarter of 1998 compared to 3.89% for the same period in 1997 and 3.82% for the first quarter of 1998. This decrease resulted from the rate compression experienced as a result of the flat yield curve.

NONINTEREST INCOME

Noninterest income increased $1,129,000 (63.71%) for the second quarter of 1998 compared to the same period in 1997. On a comparable year-to-date basis, noninterest income grew $2,228,000
(61.53%).

Securities gains increased by $310,000 (271.93%) during the three month period and $678,000 (166.58%) during the six month period ended June 30, 1998, compared to the same periods in 1997. The strong performance of the Company's equity portfolio was responsible for these continued gains.

During the three and six month periods ended on June 30, 1998, rental income on operating leases grew $398,000 (235.50%) and $671,000 (228.23%), respectively, compared to the same periods in 1997. The operations of ULTEA, the Company's fleet leasing subsidiary, were responsible for these increases. The first quarter of 1997 was ULTEA's first full quarter of operations as a subsidiary of the Company.

Gains on sale of loans increased $260,000 (619.05%) and $492,000 (592.77%) during the second quarter and first six months of 1998, respectively, as compared to the same periods in 1997. The Company continued to experience refinancing activity in its real estate mortgage loan portfolio as a result of decreasing interest rates. The majority of these new fixed rate fifteen- and thirty-year real estate loans were sold into the secondary market, while the servicing of these loans was retained by the Company.

Insurance commissions increased $116,000 (40.56%) during the first six months of 1998 over the same period in 1997 primarily due to additional sales of annuity products as a result of enhancements in this product line.

NONINTEREST EXPENSE

Noninterest expense increased $1,095,000 (18.95%) for the second quarter of 1998 when compared to the same period in 1997. On a comparable year-to-date basis, noninterest expense increased
$2,054,000 (18.62%).

Salaries and employee benefits, the largest component of noninterest expense, increased $502,000 (15.64%) for the second quarter of 1998 when compared to the same period in 1997. For the first half of 1998, salaries and employee benefits expense increased $1,030,000 (16.50%). This increase partially resulted from the acquisition of Wisconsin Community Bank on March 1, 1997, and its subsequent opening of a branch facility in Middleton, Wisconsin, in February of this year. Also contributing to this increase were personnel additions related to the opening in May of the Company's most recent de novo community bank, New Mexico Bank and Trust located in Albuquerque, New Mexico.

Fees paid for outside services declined $107,000 (14.44%) for the first half of 1998 over the same period in 1997. The elimination of data processing fees at First Community Bank was responsible for the majority of this decrease.

During the three and six month periods ended on June 30, 1998, depreciation on equipment under operating leases grew $288,000 (236.07%) and $482,000 (227.36%), respectively, compared to the same periods in 1997. This increase was consistent with the $5,493,000 (286.93%) growth ULTEA experienced in equipment under operating leases for the twelve month period ended June 30, 1998.

Other noninterest expenses grew $303,000 (30.95%) during the second quarter of 1998 compared to the same period in 1997. On a year-to-date comparable basis, other noninterest expenses increased $451,000 (24.26%). Maintenance expense and amortization on software have contributed to this increase primarily due to the conversion of the bank subsidiaries to Fiserv's Comprehensive Banking Systems during the spring of 1997.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by Heartland's third-party data processing vendor and purchased software which is run on personal computer networks. Early this year, Heartland completed an assessment and work plan to assure that all hardware and software utilized by the Heartland subsidiaries will function properly in the Year 2000. To date, the Company has not been advised by any of its primary vendors that they do not have plans in place to address and correct their Year 2000 problems; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. Detailed testing plans, including contingencies, for all mission critical functions are scheduled for implementation early this fall. Additionally, alarms, elevators, heating and cooling systems and other computer-controlled mechanical devices on which the Company relies are in the process of being evaluated. Those found not compliant will be modified or replaced with a compliant product. Costs associated with the Year 2000 project include internal staff time as well as consulting, equipment upgrade and software enhancement expenses. At the present time, management has not identified any situations that it anticipates will require material expenditures to become fully compliant. The Year 2000 project costs, which management continuously reviews, could vary significantly based upon the results of testing and other factors.

Management is also aware of the potential adverse impact failures by depositors and borrowers to adequately address their Year 2000 problems could have on the Company. To raise awareness to the Year 2000 risks, substantially all key customers have been contacted regarding this issue. Account officers continually assess progress made by their key customers and any additional exposure to the Company will be reflected by increased provisions to the allowance for loan and lease losses.

INCOME TAX EXPENSE

Income tax expense for the second three months of 1998 increased $111,000 (14.72%) over the same period in 1997. For the first half of 1998, income tax expense increased $431,000 (28.21%) when compared to the same period in 1997. These increases are primarily the result of corresponding growth in pre-tax earnings. The Company's effective tax rate remained flat at 29.99% for the first half of 1998 compared to 29.96% for the same period in 1997.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Net loans and leases remained stable during the first six months of 1998, increasing $1,510,000 (.28%). Agricultural loan outstandings experienced the most significant growth, increasing $7,766,000 (11.21%) from December 31, 1997, to June 30, 1998.
Residential mortgage outstandings, the only category to experience a decrease during the first half of 1998, declined $15,403,000 (8.79%) as customers elected to take fixed rate fifteen- and thirty-year mortgages which the bank subsidiaries sold into the secondary market.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Heartland Loan Review Committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial and agricultural loans from relatively lower-risk real estate loans; and ii) the economies of the Company's primary market areas have been stable for some time and the growth of the allowance is intended to anticipate the cyclical nature of most economies. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 1998. The allowance for loan and lease losses was increased $738,000 (10.02%)during the first half of 1998, of which $313,000 resulted from a recovery on a previously charged off loan at First Community Bank. As a percentage of total loans and leases, the allowance for loan and lease losses was 1.45% on June 30, 1998, 1.32% on December 31, 1997, and 1.33% on June 30, 1997.

The Company's provision for possible loan and lease losses decreased $139,000 (37.17%) and $110,000 (15.83%) for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. During the first half of 1998, the Company recorded net recoveries of $153,000 compared to net charge offs of $66,000 recorded during the first half of 1997.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, decreased from $2,032,000 at December 31, 1997, to $1,758,000 at June 30, 1998,
a $274,000 (13.48%) change. As a percentage of total loans and leases, nonperforming loans were .31% at June 30, 1998, and .37% on December 31, 1997.

SECURITIES

The dual objectives of the securities portfolio are to provide the Company with sources of both liquidity and earnings. Securities represented 23.59% of total assets at June 30, 1998, as compared to 23.68% at December 31, 1997. During the first half of 1998, the portion of the securities portfolio held in mortgage-backed securities was increased to 50.53% from 43.68%. To maximize the return on the portfolio, management decided to increase its investment in fixed-rate collateralized mortgage obligations ("CMO's"). To reduce its exposure to prepayments, the Company purchased tightly structured tranches in well-seasoned CMO's.

DEPOSITS AND BORROWED FUNDS

Total deposits grew $37,019,000 (5.94%) during the first six months of 1998. Demand deposits experienced a decrease of $1,077,000 (1.77%). Savings deposits increased $22,615,000
(8.96%) and certificates of deposit increased $15,481,000 (4.99%). These increases were primarily attributable to strong growth at the Company's lead bank, Dubuque Bank and Trust, and the de novo community banks of Riverside Community Bank and New Mexico Bank and Trust.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the six month period ended June 30, 1998, the amount of short-term borrowings decreased $20,897,000 (21.71%). This change was primarily the result of the maturity of $20,000,000 in FHLB advances, which was partially offset by the transfer of $6,500,000 in FHLB borrowings from other borrowings due to approaching maturities. Also contributing to the decrease was a reduction in the amount of repurchase agreements requested by the corporate cash management customers.

Other borrowings increased $10,969,000 (25.50%) during the first half of 1998. Borrowings under Heartland's unsecured revolving credit line were increased from $3,500,000 at December 31, 1997, to $19,500,000 at June 30, 1998. These borrowings were used to provide working capital to the nonbanking subsidiaries and to meet general corporate commitments, including the $12,000,000 capital investment in New Mexico Bank and Trust. Also contributing to this change was the $4,500,000 decrease in long-term FHLB borrowings during the first six months of 1998 as a result of the transfer of $6,500,000 to short-term borrowings and an additional advance of $2,000,000. The Company's long-term FHLB advances totaled $32,400,000 on June 30, 1998, at a weighted average remaining term of 3.99 years and a weighted average rate of 6.04%.

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


                         CAPITAL RATIOS
                     (Dollars in thousands)

                                   6/30/98          12/31/97
                               Amount   Ratio     Amount  Ratio
                               ------   -----     ------  -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital              $ 71,431  11.14%  $ 71,713  11.54%
 Tier 1 capital minimum
   requirement                 25,643   4.00%    24,854   4.00%
                             --------  ------  --------  ------

 Excess                      $ 45,788   7.14%  $ 46,859   7.54%
                             ========  ======  ========  ======

 Total capital               $ 79,445  12.39%  $ 78,995  12.71%
 Total capital minimum
   requirement                 51,286   8.00%    49,707   8.00%
                             --------  ------  --------  ------
 Excess                      $ 28,159   4.39%  $ 29,288   4.71%
                             ========  ======  ========  ======
Total risk adjusted assets    $641,071          $621,338
                              ========          ========
Leverage Capital Ratios:(2)

 Tier 1 capital              $ 71,431   8.36%  $ 71,713   8.76%
 Tier 1 capital minimum
   requirement(3)              34,185   4.00%    32,729   4.00%
                             --------  ------  --------  ------
 Excess                      $ 37,246   4.36%  $ 38,984  4.76%
                              ========  ======  ========  ======
Average adjusted assets
  (less goodwill)             $854,636          $818,232
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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of Wisconsin Community Bank, the Company has cash payments remaining under the agreement of $823,000 in 1999, $594,000 in 2000 and $584,000 in 2001, plus interest at rates of 7.00% to 7.50%.

On July 17, 1998, the Company completed the acquisition and merger into ULTEA of Arrow Motors Inc., a Wisconsin corporation doing business as Lease Associates Group. In conjunction with this merger, the Company agreed to three equal cash payments of $643,000 in 1999, 2000 and 2001, plus interest at 7.50%.

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

Net cash outflows from investing activities decreased $6,201,000 during the first six months of 1998 compared to the same period in 1997. Net principal disbursed on loans decreased $27,845,000 for the periods under comparison while net purchases of securities increased $17,440,000.

Net cash inflows from financing activities increased $13,306,000 for the six month period ended June 30, 1998, compared to the same period in 1997. Cash provided by a net change in deposits increased $33,169,000 while cash provided by a net change in borrowings decreased by $16,251,000 during the periods under comparison.

Total cash inflows from operating activities increased $3,671,000 for the first half of 1998 compared to the same period of 1997. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks. The bank subsidiaries may also borrow funds from the Federal Reserve Bank, but have not done so during the periods covered in this report. Also, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 20, 1998. At the meeting, Mark C. Falb, James A. Schmid and Robert Woodward were elected to serve as Class II directors (term expires in 2001). Continuing as Class III directors (term expires in 1999) are Lynn S. Fuller and Evangeline K. Jansen. Continuing as Class I directors (term expires in 2000) are Lynn
B. Fuller and Gregory R. Miller. The stockholders also approved the amendment to the Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock, $1.00 par value, from 7,000,000 to 12,000,000. In addition, the stockholders approved the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1998.

There were 4,728,107 issued and outstanding shares of Common
Stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:


                                    For          Withheld
                                    ---          --------
Election of Directors

     Mark C. Falb                4,253,876            198
     James A. Schmid             4,252,676          1,398
     Robert Woodward             4,253,876            198


                                               Broker
                  For        Against Abstain  Non-Votes  Total

Amendment to      4,183,256   55,567  15,251         0   4,728,107
Certificate of
Incorporation

Appointment of    4,242,611    1,240  10,223         0   4,728,107
KPMG Peat
Marwick LLP



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


                                   Dated:  August 13, 1998