Form 10-Q
period 1998-09-30
HEARTLAND FINANCIAL USA INC
filed 1998-11-13
CIK 920112

Submitted pursuant to Rule 901(d) of Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 12, 1998 the Registrant had outstanding 9,517,580 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)


                                             9/30/98   12/31/97
                                           (Unaudited)
                                             -------   --------
ASSETS
Cash and due from banks                    $ 29,552    $ 24,267
Federal funds sold                           46,649      32,918
                                           ---------   ---------
Cash and cash equivalents                    76,201      57,185
Time deposits in other
 financial institutions                       1,656         194
Securities:
 Available for sale-at market (cost
  of $221,317 for 1998 and $193,805
  for 1997)                                 224,528     197,869
 Held to maturity-at cost (approximate
  market value of $3,372 for 1998 and
  $3,999 for 1997)                            3,224       3,879
Loans and leases:
 Held for sale                                8,921      10,437
 Held to maturity                           549,989     545,969
Allowance for possible loan and
 lease losses                                (8,281)     (7,362)
                                           ---------   ---------
Loans and leases, net                       550,629     549,044
Premises, furniture and equipment, net       19,557      17,204
Other real estate, net                        1,070         774
Assets under operating leases                32,448       3,750
Other assets                                 24,469      22,161
                                           ---------   ---------
TOTAL ASSETS                               $933,782    $852,060
                                           =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                    $ 58,133    $ 60,950
 Savings                                    291,319     252,292
 Time                                       347,378     310,290
                                           ---------   ---------
Total deposits                              696,830     623,532
Short-term borrowings                        72,819      96,239
Accrued expenses and other liabilities       16,496      11,494
Other borrowings                             65,131      43,023
                                           ---------   ---------
TOTAL LIABILITIES                           851,276     774,288
                                           ---------   ---------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                      -           -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares; issued,
 9,707,252 shares at September 30, 1998,
 and 4,853,626 at December 31, 1997           9,707       4,854
Capital surplus                              10,115      13,706
Retained earnings                            63,374      58,914
Accumulated other comprehensive income-
 net unrealized gain on securities
 available for sale                           2,017       2,545
Treasury stock at cost (177,202 and
 106,251 shares at September 30, 1998,
 and December 31, 1997, respectively)(1)     (2,707)     (2,247)
                                           ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                   82,506      77,772
                                           ---------   ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $933,782    $852,060
                                           =========   =========

See accompanying notes to consolidated financial statements.




                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Nine Months Ended
                          9/30/98   9/30/97    9/30/98   9/30/97
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 12,503  $ 12,235   $ 37,112  $ 34,661
Interest on securities:
 Taxable                    3,009     2,561      8,551     7,701
 Nontaxable                   286       289        862       875
Interest on federal
 funds sold                   381       229      1,110       378
Interest on interest
 bearing deposits in
 other financial
 institutions                 108        12        251        69
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      16,287    15,326     47,886    43,684
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        7,425     6,649     21,000    19,063
Interest on short-term
 borrowings                   990     1,023      3,117     2,557
Interest on other
 borrowings                 1,039       488      2,582     1,690
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      9,454     8,160     26,699    23,310
                         --------  --------   --------  --------
NET INTEREST INCOME         6,833     7,166     21,187    20,374
Provision for possible
 loan and lease losses        304       298        889       993
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES               6,529     6,868     20,298    19,381
                         --------  --------   --------  --------

OTHER INCOME:
Service charges and fees      788       702      2,199     2,023
Trust fees                    676       472      1,716     1,451
Brokerage commissions          86        91        272       226
Insurance commissions         179       109        581       395
Securities gains, net         535       411      1,620       818
Rental income on
 operating leases           2,901       215      3,866       509
Gains on sale of loans        272       124        847       207
Other noninterest income       78        86        263       202
                         --------  --------   --------  --------
TOTAL OTHER INCOME          5,515     2,210     11,364     5,831
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   4,050     3,504     11,324     9,748
Occupancy                     409       333      1,208     1,067
Furniture and equipment       525       438      1,343     1,040
Outside services              392       329      1,026     1,070
FDIC deposit insurance
 assessment                    28        35         89        87
Advertising                   316       185        813       624
Depreciation on equipment
 under operating leases     2,069       155      2,763       367
Other noninterest expense   1,309     1,060      3,619     3,069
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES        9,098     6,039     22,185    17,072
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      2,946     3,039      9,477     8,140
Income taxes                  892       780      2,851     2,308
                         --------  --------   --------  --------
NET INCOME               $  2,054  $  2,259   $  6,626  $  5,832
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC (1)         $    .22       .24   $    .70  $    .62
EARNINGS PER COMMON
 SHARE-DILUTED (1)       $    .22  $    .24   $    .70  $    .61
CASH DIVIDENDS DECLARED
 PER COMMON SHARE (1)    $    .08  $   .065   $    .23  $   .195


(1) Restated to reflect the two-for-one stock split effected in the form of a stock dividend payable on July 27, 1998, to stockholders of record on June 30, 1998.

See accompanying notes to consolidated financial statements.


                  HEARTLAND FINANCIAL USA, INC.
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                     (Dollars in thousands)


                            Three Months Ended Nine Months Ended
                              9/30/98 9/30/97  9/30/98  9/30/97
                              ------- -------  -------  -------
NET INCOME                    $2,054  $2,259   $6,626   $5,832
Other comprehensive income,
 net of tax:
 Unrealized gains (losses)
  on securities available
  for sale:
  Unrealized holding gains
   (losses) arising during
   the period                    679   1,119      541    1,701
  Less: reclassification
   adjustment for gains
   included in net income       (353)   (271)  (1,069)    (540)
                              ------- -------  -------  -------
Other comprehensive income       326     848     (528)   1,161
                              ------- -------  -------  -------
COMPREHENSIVE INCOME          $2,380  $3,107   $6,098   $6,993
                              ======= =======  =======  =======

  See accompanying notes to consolidated financial statements.


                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                             Nine Months Ended
                                           9/30/98      9/30/97
                                           -------      -------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               $ 13,412     $ 10,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                   (1,462)         (33)
Proceeds on maturities of time deposits          -          202
Proceeds from the sale of securities
 available for sale                         23,697       18,135
Proceeds from the sale of mortgage-
 backed securities available for sale        2,276        4,032
Proceeds from the maturity of and
 principal paydowns on securities held
 to maturity                                   637        1,845
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                         31,787        8,585
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity            343            -
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale       38,472        9,381
Purchase of securities available for
 sale                                      (63,768)     (15,857)
Purchase of mortgage-backed securities
 available for sale                        (56,739)     (16,411)
Net increase in loans and leases            (6,218)     (50,845)
Net increase in assets under operating
 leases                                     (7,454)      (1,982)
Capital expenditures                        (3,524)      (2,202)
Net cash and cash equivalents received
 in acquisition of subsidiaries              2,730          670
Proceeds on sale of other real estate
 owned                                         497            -
Proceeds on sale of fixed assets                 8            1
Proceeds on sale of repossessed assets          85            7
                                          ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES      (38,633)     (44,472)
                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts              36,210           (6)
Net increase in time deposit accounts       37,088       11,747
Net increase in other borrowings            19,758        7,791
Net increase (decrease) in short-term
 borrowings                                (43,080)       8,347
Purchase of treasury stock                  (4,163)        (668)
Proceeds from sale of treasury stock           593          998
Dividends                                   (2,169)      (1,848)
                                          ---------    ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                 44,237       26,361
                                          ---------    ---------
Net increase (decrease) in cash
 and cash equivalents                       19,016       (7,675)
Cash and cash equivalents at
 beginning of year                          57,185       40,080
                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                $ 76,201     $ 32,405
                                          =========    =========
Supplemental disclosures:
 Cash paid for income/franchise taxes     $  2,619     $  2,554
                                          =========    =========
 Cash paid for interest                   $ 26,178     $ 22,782
                                          =========    =========
 Other borrowings transferred to
  short-term borrowings                   $  12,323    $ 24,500
                                          =========    =========


See accompanying notes to consolidated financial statements.


                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share data)

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

The financial information of Heartland Financial USA, Inc. (the "Company") included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended September 30, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998.

On June 16, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on June 30, 1998, payable on July 27, 1998. Accordingly, all per share data have been restated to reflect the stock split.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997, are shown in the tables below:

                                            Three Months Ended
                                            9/30/98     9/30/97
                                           ---------   ---------
Net Income                                 $   2,054   $   2,259
                                           =========   =========
Weighted average common shares
 outstanding                               9,334,328   9,479,566
Assumed incremental common shares
 issued upon exercise of stock options       157,400     149,432
                                           ---------   ---------
Weighted average common shares for
 diluted earnings per share                9,491,728   9,628,998
                                           =========   =========

                                             Nine Months Ended
                                            9/30/98     9/30/97
                                           ---------   ---------
Net Income                                 $   6,626   $   5,832
                                           =========   =========
Weighted average common shares
 outstanding                               9,443,365   9,473,804
Assumed incremental common shares issued
 upon exercise of stock options              144,388     140,131
                                           ---------   ---------
Weighted average common shares for
 diluted earnings per share                9,587,753   9,613,935
                                           =========   =========

NOTE 2: ACQUISITIONS

On July 17, 1998, the Company acquired all of the assets and assumed certain liabilities of Arrow Motors Inc., a Wisconsin corporation doing business as Lease Associates Group ("LAG") in Milwaukee. With $28,000 in total assets, LAG was merged into ULTEA, the Company's wholly-owned fleet leasing subsidiary. The stockholders of LAG, at the acquisition date, received 287,644 shares of Heartland common stock and the remaining balance of $1,929 in a promissory note payable over three years bearing a rate of 7.50%. The excess of the purchase price over the fair value of net assets acquired was $632. The transaction was accounted for as a purchase transaction and, accordingly, the results of operations are included in the Consolidated Financial Statements from the acquisition date. The pro forma effect of the acquisition was not material to the financial statements.


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

Net income of $2,054,000 for the third quarter of 1998 was down $205,000 (9.07%) from the $2,259,000 recorded during the third quarter of 1997. On a basic per common share basis, the third quarter earnings decreased from $.24 in 1997 to $.22 in 1998. Heartland's return on common equity for the third quarter of 1998 was 10.08% as compared to 12.08% for the same quarter in 1997. Return on assets decreased to .90% from 1.13% for the same periods.

Total earnings for the first nine months of 1998 increased $794,000 (13.61%) to $6,626,000 from the $5,832,000 recorded during the same period in 1997. Basic per common share earnings for the first nine months of 1998 were $.70, an increase of 13.95% from the same period in 1997. Heartland's return on common equity was 11.21% for the first nine months of 1998 as compared to 10.75% for the same period in 1997. Return on assets remained stable at 1.02% for the nine month period in 1998 compared to 1.01% for the same period in 1997.

A reduction in the net interest margin during the third quarter of 1998 compared to the same period in 1997 was the major contributor to the decline in net income for the quarters under comparison. The Company incurred additional interest expense in 1998 as a result of the third-quarter acquisition of Lease Associates Group. On a year-to-date basis, net interest margin expanded due primarily to growth in the Company's asset base. Total assets grew $124,280,000 (15.35%) from $809,502,000 at
September 30, 1997, to $933,782,000 at September 30, 1998,
particularly as a result of the Lease Associates Group acquisition and expansion efforts in Rockford, Illinois; Madison, Wisconsin; and Albuquerque, New Mexico.

Noninterest income increased significantly during the third quarter and first nine months of 1998 compared to the same periods in 1997 due primarily to additional rental income on operating leases. Gains on sale of loans and securities gains were the other major contributors in the noninterest income area.

Strong growth in noninterest income was partially offset by increases in noninterest expense for the third quarter and nine-month periods under comparison. Most of these increases resulted from depreciation on equipment under operating leases and the establishment of a de novo operation in Albuquerque, New Mexico in May of 1998.

NET INTEREST INCOME

The net interest margin expressed as a percentage of total assets decreased to 3.43% for the third quarter of 1998 compared to 3.95% for the same period in 1997 and 3.74% for the second quarter of 1998.

For the third quarter of 1998, net interest income decreased $333,000 (4.65%) when compared to the same period in 1997.
This decline was primarily the result of the acquisition of Lease Associates Group, which subsequently merged with ULTEA, Inc., the Company's fleet management company. As a result of the merger, the Company incurred additional interest expense on the assumed debt of Lease Associates Group utilized to fund vehicles under operating lease. Additionally, the net interest margin was adversely affected by the rate compression resulting from the flat yield curve and the ensuing acceleration of paydowns in the loan portfolio.

Net interest income increased $813,000 (3.99%) for the first nine months of 1998 compared to the same period in 1997. The 15.35% growth in total assets contributed to this change.


NONINTEREST INCOME

Noninterest income increased $3,305,000 (149.55%) for the third quarter of 1998 compared to the same period in 1997. On a year-to-date basis, noninterest income grew $5,533,000 (94.89%). Rental income on operating leases accounted for 81.27% or $2,686,000 of the increase for the quarter and 60.67% or $3,357,000 of the increase for the year-to-date period. This growth was directly attributable to the acquisition of Lease Associates Group.

Securities gains increased by $124,000 (30.17%) during the three month period and $802,000 (98.04%) during the nine month period ended September 30, 1998, compared to the same periods in 1997. The strong performance of the Company's equity portfolio was responsible for these gains.

Gains on sale of loans increased $148,000 (119.35%) and $640,000 (309.18%) during the third quarter and first nine months of 1998, respectively, as compared to the same periods in 1997. The Company continued to experience refinancing activity in its real estate mortgage loan portfolio as a result of decreasing interest rates. The majority of these new fixed rate fifteen- and thirty-year real estate loans were sold into the secondary market, while the servicing of these loans was retained by the Company.

Trust fees grew $204,000 (43.22%) for the quarter ended September 30, 1998, compared to the same period in 1997. For the nine month period ended September 30, 1998, trust fees increased $265,000 (18.26%). These increases were attributable to growth in assets under management, which increased from $366,158,000 at December 31, 1996, to $434,003,000 at December 31, 1997, and
$469,559,000 at September 30, 1998. Strong equity and debt markets, combined with the development of new trust relationships, was responsible for this growth.

Insurance commissions increased $186,000 (47.09%) during the first nine months of 1998 over the same period in 1997 primarily due to additional sales of annuity products as a result of enhancements in this product line.

NONINTEREST EXPENSE

Noninterest expense increased $3,059,000 (50.65%) for the third quarter of 1998 and $5,113,000 (29.95%) for the first nine months of 1998 compared to the same periods in 1997. The largest component of this increase was also related to the operations of Lease Associates Group, as depreciation on equipment under operating leases increased $1,914,000 and $2,396,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to the prior year.

Salaries and employee benefits, the largest component of noninterest expense, increased $546,000 (15.58%) for the third quarter of 1998 when compared to the same period in 1997. For the first nine months of 1998, salaries and employee benefits expense increased $1,576,000 (16.17%). Personnel additions related to the opening in May of the Company's most recent de novo community bank, New Mexico Bank and Trust located in Albuquerque, New Mexico, was a major contributor to this increase. The acquisition of Wisconsin Community Bank on March 1, 1997, and its subsequent opening of a branch facility in Middleton, Wisconsin in February of this year, was also partially responsible for the increase.

For the nine month period ended September 30, 1998, furniture and equipment expenses increased $303,000 (29.13%) compared to the same period in 1997. The establishment of the de novo operation in Albuquerque, New Mexico was primarily responsible for this growth.

Other noninterest expenses grew $249,000 (23.49%) during the third quarter of 1998 compared to the same period in 1997. On a year-to-date comparable basis, other noninterest expenses increased $550,000 (17.92%). Amortization and maintenance expense on software have contributed to this increase primarily due to the conversion of the bank subsidiaries to Fiserv's Comprehensive Banking Systems during the spring of 1997.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 1998 increased $112,000 (14.36%) over the same period in 1997. For the first nine months of 1998, income tax expense increased $543,000 (23.53%) when compared to the same period in 1997. These increases were primarily the result of corresponding growth in pre-tax earnings. The Company's effective tax rate increased to 30.08% for the first nine months of 1998 compared to 28.35% for the same period in 1997. A reduction in tax-exempt income during 1998 contributed to the higher effective tax rate.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Net loans and leases remained stable during the first nine months of 1998, increasing $2,504,000 (.45%). Agricultural loan outstandings experienced the most significant growth, increasing $10,787,000 (15.57%) from December 31, 1997, to September 30,
1998 due to aggressive calling efforts. Growth in consumer loan outstandings was $7,363,000 (11.46%) during the same time period, primarily in consumer lines of credit and dealer paper. The only category to experience a decrease during the first nine months of 1998 was residential mortgage loan outstandings, which declined $18,966,000 (10.82%) as customers elected to take fixed rate fifteen- and thirty-year mortgages which the bank subsidiaries sold into the secondary market.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Heartland Loan Review Committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial and agricultural loans from relatively lower-risk real estate loans; and ii) the economies of the Company's primary market areas have been stable for some time and the growth of the allowance is intended to anticipate the cyclical nature of most economies. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 1998. The allowance for loan and lease losses was increased $919,000 (12.48%) during the first nine months of 1998, of which $313,000 resulted from a recovery on a previously charged off loan at First Community Bank. As a percentage of total loans and leases, the allowance for loan and lease losses was 1.48% on September 30, 1998, and 1.32% on both December 31, 1997, and September 30, 1997.

The Company's provision for possible loan and lease losses increased $6,000 (2.01%) for the three month period and decreased $104,000 (10.47%) for the nine month period ended September 30, 1998, compared to the same periods in 1997. During the first nine months of 1998, the Company recorded net recoveries of $30,000 compared to net charge offs of $211,000 recorded during the first nine months of 1997.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, decreased from $2,032,000 at December 31, 1997, to $1,525,000 at September 30,
1998, a $507,000 (24.95%) reduction. As a percentage of total loans and leases, nonperforming loans were .27% at September 30, 1998, .31% at June 30, 1998 and .37% on December 31, 1997.

SECURITIES

The dual objectives of the securities portfolio are to provide the Company with sources of both liquidity and earnings. Securities represented 24.39% of total assets at September 30, 1998, as compared to 23.68% at December 31, 1997. During the first nine months of 1998, the portion of the securities portfolio held in U.S. treasuries was decreased to .84% from 6.69%. To maximize the return on the portfolio, management decided to increase its investment in U.S. government agencies and fixed-rate collateralized mortgage obligations ("CMO's").

DEPOSITS AND BORROWED FUNDS

Total deposits grew $73,298,000 (11.76%) during the first nine months of 1998. Demand deposits experienced a decrease of $2,817,000 (4.62%). Savings deposits increased $39,027,000
(15.47%) and certificates of deposit increased $37,088,000 (11.95%). These increases were primarily attributable to strong growth at the Company's lead bank, Dubuque Bank and Trust, and the de novo community banks of Riverside Community Bank and New Mexico Bank and Trust.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the nine month period ended September 30, 1998, the amount of short-term borrowings decreased $23,420,000 (24.34%). This change was primarily the result of the maturity of $26,500,000 in FHLB advances, which was partially offset by the transfer of $11,500,000 in FHLB borrowings from other borrowings due to approaching maturities. As a result of the Lease Associates Group acquisition, the Company assumed additional debt of $22,000,000 of which $7,000,000 was short-term. A reduction in the amount of repurchase agreements requested by the corporate cash management customers at Dubuque Bank and Trust also contributed to the change in short-term borrowings.

Other borrowings increased $22,108,000 (51.39%) during the first nine months of 1998. Borrowings under Heartland's unsecured revolving credit line were increased from $3,500,000 at December 31, 1997, to $20,000,000 at September 30, 1998. These borrowings were used to provide working capital to the nonbanking subsidiaries and to meet general corporate commitments, including the $12,000,000 capital investment in New Mexico Bank and Trust. The remaining $15,000,000 of the Lease Associates Group debt was also responsible for the change in other borrowings. Partially offsetting this increase was the $8,000,000 decrease in long-term FHLB borrowings during the first nine months of 1998 as a result of the transfer of $11,500,000 to short-term borrowings and additional advances of $3,500,000. The Company's long-term FHLB advances totaled $28,900,000 on September 30, 1998, at a weighted average remaining term of 4.31 years and a weighted average rate of 6.10%.

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


                         CAPITAL RATIOS
                     (Dollars in thousands)

                                    9/30/98          12/31/97
                               Amount   Ratio     Amount  Ratio
                               ------   -----     ------  -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital              $ 79,418  11.62%  $ 71,713  11.54%
 Tier 1 capital minimum
   requirement                 27,349   4.00%    24,854   4.00%
                             --------  ------  --------  ------

 Excess                      $ 52,069   7.62%  $ 46,859   7.54%
                             ========  ======  ========  ======

 Total capital               $ 87,698  12.83%  $ 78,995  12.71%
 Total capital minimum
   requirement                 54,698   8.00%    49,707   8.00%
                             --------  ------  --------  ------
 Excess                      $ 33,000   4.83%  $ 29,288   4.71%
                             ========  ======  ========  ======
Total risk adjusted assets   $683,720          $621,338
                             ========          ========
Leverage Capital Ratios:(2)

 Tier 1 capital              $ 79,418   8.75%  $ 71,713   8.76%
 Tier 1 capital minimum
   requirement(3)              36,320   4.00%    32,729   4.00%
                             --------  ------  --------  ------
 Excess                      $ 43,098   4.75%  $ 38,984  4.76%
                             ========  ======  ========  ======
Average adjusted assets
  (less goodwill)            $908,008          $818,232
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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of Wisconsin Community Bank, the Company has cash payments remaining under the purchase agreement of $823,000 in 1999, $594,000 in 2000 and $584,000 in 2001, plus interest at rates of 7.00% to 7.50%.

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

Net cash outflows from investing activities decreased $5,839,000 during the first nine months of 1998 compared to the same period in 1997. Net principal disbursed on loans decreased $44,627,000 for the periods under comparison while net purchases of securities increased $33,005,000 and net expenditures for assets under operating leases increased $5,472,000.

Net cash inflows from financing activities increased $17,876,000 for the nine month period ended September 30, 1998, compared to the same period in 1997. Cash provided by a net change in deposits increased $61,557,000 while cash used by a net change in borrowings increased $39,460,000 during the periods under comparison.

Total cash inflows from operating activities increased $2,976,000 for the first nine months of 1998 compared to the same period of 1997. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

YEAR 2000

The federal banking regulators have issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998, and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council ("FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally-insured depository institutions.

The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended ("FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally-insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal baking regulators, including cease and desist orders and civil money penalty assessments.

The Company began to identify issues related to the Year 2000 in 1996. A Year 2000 project team, comprised of individuals from key areas throughout the Company, was formed. The mission of the Year 2000 project team was, and is, to identify issues related to the Year 2000, to initiate remedial measures necessary to eliminate any adverse effects on the Company's operations, and to continue to monitor Year 2000 related concerns. Following the guidelines established by the FFIEC, a Year 2000 Plan was developed for the Company and its subsidiaries. The project team developed a comprehensive, prioritized inventory of all hardware, software, and material third-party providers that may be adversely affected by the Year 2000 date change, and has contacted these vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as heating and cooling systems, alarms, building access systems and elevators, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to monitor the progress each vendor is making in resolving its Year 2000 problems. The Company relies on software purchased from third-party vendors rather than internally-generated software. The Company has received Year 2000 compliant versions of all mission-critical software and is currently testing these systems. To date, testing is 80% complete. Testing is being done on a test computer rented specifically for this purpose, which is connected to the Company's existing equipment in a like manner as the production computer. The Company expects to have all mission-critical systems tested prior to December 31, 1998.

The Year 2000 project team has also developed a communication plan that updates the Board of Directors, management, and employees on the Company's Year 2000 status, and has begun to develop a customer awareness program. In addition, the Company has developed a separate plan to manage the Year 2000 risks posed by commercial borrowing customers. This plan has identified material loan customers, assessed their preparedness, evaluated their credit risk to the Company, and implemented appropriate controls to mitigate the risk. Surveys of customer preparedness have been used to identify the customer risk and will be used on all new credits going forward.

In accordance with regulatory guidelines, the project team is preparing a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan will list the various strategies and resources available to restore core business processes. Because of discussions that have taken place regarding contingencies, the Company has determined that a backup generator is required for Year 2000 concerns, as well as, basic business recovery issues. Currently, the Company is determining the size and configuration necessary for the purchase of a generator in 1999. In the case of utility providers, the Company has not identified any practical, long-term alternatives to relying on these companies for basic utility service. The generator will provide an alternative for the mission-critical systems for a limited time period.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $360,000. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, staff expense for testing and contingency development, and certain administrative expenditures, have been provided for in the Company's Year 2000 budget. Although management feels confident that the Company has identified all necessary upgrades, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.


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


                                   Dated:  November 13, 1998