Form 10-K
period 1998-12-31
HEARTLAND FINANCIAL USA INC
filed 1999-03-31
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998

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

As of March 22, 1999, the Registrant had issued and outstanding 9,518,805 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1999, was $108,576,625.* Such figures include 733,908 shares of the Registrant's Common Stock held in a fiduciary capacity by the Trust Department of the Dubuque Bank & Trust Company, a wholly-owned subsidiary of the Registrant.

*Based on the last reported price of an actual transaction in Registrant's Common Stock on March 22, 1999, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of
Stockholders are incorporated by reference into Part III.


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

Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of
          Security Holders

          Part II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Part III

Item 10.  Directors and Executive Officers of the
          Registrant
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

          Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

PART I.

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has five bank subsidiaries which are located in Dubuque, Iowa, Cottage Grove, Wisconsin, Galena and Rockford, Illinois and Albuquerque, New Mexico and one federal savings bank subsidiary which is located in Keokuk, Iowa (collectively, the "Bank Subsidiaries"). All six Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). Dubuque Bank and Trust Company ("DB&T") is chartered under the laws of the State of Iowa and has two wholly-owned subsidiaries: DB&T Insurance, Inc. ("DB&T Insurance"), a multi-line insurance agency and DB&T Community Development Corp. ("DB&T Development"), majority owner of a senior housing project. Galena State Bank and Trust Company, Galena, Illinois, ("GSB") and Riverside Community Bank, Rockford,Illinois, ("RCB") are chartered under the laws of the State of Illinois. First Community Bank, FSB ("FCB")is a federal savings association organized under the laws of the United States. FCB has one subsidiary, KFS Services, Inc. Wisconsin Community Bank, previously Cottage Grove State Bank, ("WCB") is chartered under the laws of the State of Wisconsin and has one subsidiary, DBT Investment Corporation ("DBT
Investment"), an investment management company. New Mexico Bank & Trust ("NMB") is chartered under the laws of the state of New Mexico. The Bank Subsidiaries operate 19 banking locations in Iowa, Illinois, Wisconsin and New Mexico. Heartland has three non-bank subsidiaries. Citizens Finance Co. ("Citizens") is a consumer finance company. ULTEA, Inc. ("ULTEA") is a fleet leasing company headquartered in Madison, Wisconsin. Keokuk Bancshares, Inc. ("Keokuk") is an investment management company. All subsidiaries are wholly-owned with the exception of NMB, of which Heartland is the 80% owner.

The Bank Subsidiaries provide full service retail banking within Dubuque and Lee Counties in Iowa, within Jo Daviess, Hancock and Winnebago Counties in Illinois, within Dane County in Wisconsin and Bernalillo County in New Mexico. Deposit products include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity, credit cards and lines of credit. Other products and services include VISA debit cards, automatic teller machines, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage.

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

Heartland's acquisition strategy has focused primarily on traditional community banks and thrifts located in stable and growing areas of Iowa, Wisconsin, Minnesota and Illinois. Heartland intends to look beyond these geographic areas for acquisition opportunities as evidenced by the de novo bank in Albuquerque, New Mexico. In addition to price and terms, other factors considered by Heartland in determining the desirability of an acquisition candidate include financial condition, earnings potential, quality of management, market area and competitive environment.

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

Real Estate Mortgage Loans

Mortgage lending has been a focal point of the Bank Subsidiaries as each of them continues to build real estate lending business. A declining rate environment along with expanded production capabilities combined to increase the number of loan originations as compared to prior years. The majority of home loans generated by the Bank Subsidiaries were sold to government agencies in the secondary mortgage market with servicing rights retained on over one-half of these sales. Management believes that the retention of mortgage servicing provides the Bank Subsidiaries with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows each of the Bank Subsidiaries to continue to have regular contact with mortgage customers.

Consumer Lending

The Bank Subsidiaries' consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity, student loans, credit cards, signature loans and small personal credit lines.

Consumer loan demand is also serviced through Citizens which currently serves the consumer credit needs of over 2,500 customers in the three state area of Iowa, Illinois and Wisconsin from its Dubuque, Iowa, Madison and Appleton, Wisconsin, and
Loves Park, Illinois offices.

Trust Departments

The trust departments for DB&T, GSB and FCB have been providing trust services to their respective communities for many years. Trust personnel from DB&T also work with RCB and WCB personnel to provide trust services to all bank subsidiaries. Currently, the Bank Subsidiaries have over $496 million of consolidated assets under management and provide a full complement of trust and investment services for individuals and corporations.

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

B.   MARKET AREAS

DB&T is located in Dubuque County,Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois and Wisconsin. Based upon the results of the 1990 census, the city of Dubuque had a total population of approximately 61,000.

In addition to its main banking office, DB&T has seven branch offices, all of which are located in the Dubuque County area. As a subsidiary of DB&T, DB&T Insurance has substantially the same market area as the parent organization. Citizens also operates within this market area, and, in addition, offices were opened in Madison, Wisconsin, during June, 1996, Appleton, Wisconsin, during August, 1998 and Loves Park, Illinois during February, 1999.

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

WCB operates one office from its location in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. A branch office was opened in Middleton, a suburb of Madison, in February, 1998. According to the 1990 census, the county had a population of 390,000, and the village of Cottage Grove had a population of 1,100.

NMB operates one office in the northeast section of Albuquerque, New Mexico in Bernalillo County. Based upon the 1990 census, the county had a population of 480,000 and the city had a population of 385,000.

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

The Bank Subsidiaries' combined market area is highly competitive. Many financial institutions based in the communities surrounding Dubuque, Galena, Rockford, Cottage Grove, Keokuk and Albuquerque actively compete for customers within Heartland's market area. The Bank Subsidiaries also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services.

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

D.  EMPLOYEES

At December 31, 1998, Heartland employed 396 full-time equivalent employees. Heartland places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement with Heartland. Heartland offers a variety of employee benefits and management considers its employee relations to be excellent.

E.  ACCOUNTING STANDARDS

Effect of New Financial Accounting Standards -Heartland adopted SFAS No. 130,"Reporting Comprehensive Income,"on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income consists of net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gains or losses on available for sale securities. The statement requires only additional disclosures in the consolidated financial statements; it does not affect Heartland's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

SFAS No. 131,"Disclosure About Segments of an Enterprise and
Related Information," was effective for Heartland for the year beginning January 1, 1998, and established disclosure requirements for segment operations. The adoption had no effect on Heartland's financial statement disclosures.

SFAS No. 132,"Employers' Disclosures About Pensions and Other Postretirement Benefits," was effective for Heartland for the year beginning January 1, 1998, and revises the disclosure requirements for pension and other postretirement benefit plans. The adoption had no effect on Heartland's financial statement disclosures.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for Heartland for the year beginning January 1, 2000. Heartland expects to adopt SFAS No. 133 when required. Management does not believe the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

F.   SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the FDIC, the OTS, the Iowa Superintendent of Banking (the "Iowa Superintendent"), the Illinois Commissioner of Banks and Real Estate (the "Illinois Commissioner"), the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI"), the New Mexico Financial Institutions Division (the "New Mexico Division"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

The following is a summary of the material elements of the regulatory framework that applies to Heartland and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to Heartland and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of Heartland and its subsidiaries.

Recent Regulatory Developments

Pending Legislation
Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Unlike prior financial modernization bills considered by the Congress, the pending legislation does not include provisions eliminating the federal savings association charter and requiring all federal savings associations to convert to banks. At this time, Heartland is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on Heartland and the Bank Subsidiaries.

Heartland

General
Heartland, as the sole shareholder of DB&T, GSB, RCB and WCB and the controlling shareholder of NMB, is a bank holding company.
As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve. Heartland is also required to file with the Federal Reserve periodic reports of Heartland's operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

Heartland's ownership of FCB makes Heartland a savings and loan holding company, as defined in the HOLA. Although savings and loan holding companies generally are subject to supervision and regulation by the OTS, companies that, like Heartland, are both bank holding companies and savings and loan holding companies are generally exempt from OTS supervision. Federal law, however, requires the Federal Reserve to consult with the OTS, as appropriate, in establishing the scope of a Federal Reserve examination of any such holding company, to provide the OTS, upon request, with copies of Federal Reserve examination reports and other supervisory information concerning any such holding company, and to cooperate with the OTS in any enforcement action against any such holding company if the conduct at issue involves the company's savings association subsidiary.

Investments and Activities
Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking
 ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, Heartland and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of an institution or holding company.

Capital Requirements
Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 1998, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 12.13% and a leverage ratio of 8.58%.

Dividends
The Delaware General Corporation Law (the "DGCL") allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation
Heartland's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General
DB&T is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Iowa-chartered bank, DB&T is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, as the chartering authority for Iowa banks, and the FDIC, as administrator of the BIF.

GSB and RCB are Illinois-chartered banks, the deposit accounts of which are insured by the BIF of the FDIC. As BIF-insured, Illinois-chartered banks, GSB and RCB are subject to the examination, supervision, reporting and enforcement requirements of the Illinois Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF.

WCB is a Wisconsin-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Wisconsin-chartered bank, WCB is subject to the examination, supervision, reporting and enforcement requirements of the Wisconsin DFI, as the chartering authority for Wisconsin banks, and the FDIC, as administrator of the BIF.

NMB is a New Mexico-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, New Mexico-chartered bank, NMB is subject to the examination, supervision, reporting and enforcement requirements of the New Mexico
Division, as the chartering authority for New Mexico banks, and the FDIC, as administrator of the BIF.

FCB is a federally chartered savings association, the deposits of which are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). As a SAIF-insured, federally chartered savings association, FCB is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF.

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

During the year ended December 31, 1998, both BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, both
BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of Heartland is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank Subsidiaries.

FICO Assessments
Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank Subsidiaries paid FICO assessments totaling $118.

Supervisory Assessments
All Iowa banks, Illinois banks, Wisconsin banks, New Mexico banks and federal savings associations are required to pay supervisory assessments to the Iowa Superintendent, the Illinois Commissioner, the Wisconsin DFI, the New Mexico Division and the OTS, respectively, to fund the operations of such agencies. In general, the amount of such supervisory assessments is based upon each institution's total assets. During the year ended December 31, 1998, the Bank Subsidiaries paid supervisory assessments totaling $42.

Capital Requirements
The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as DB&T, GSB, RCB, WCB and NMB: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--Heartland--Capital Requirements").

Pursuant to the HOLA and OTS regulations, savings associations, such as FCB, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. Core capital consists primarily of permanent stockholders' equity less (i) intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and leases losses.

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

During the year ended December 31, 1998, none of the Bank Subsidiaries was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements, as follows:

                      Total
                    Risk-Based       Leverage       Tangible
                     Capital         Capital        Capital
                      Ratio          Ratio          Ratio
                    ---------      ---------      ---------

     DB&T            10.10           7.38              N/A
     GSB             13.66           7.76              N/A
     RCB             11.23           7.03              N/A
     WCB             13.60           9.14              N/A
     NMB             45.85          40.62              N/A
     FCB             13.53           8.36              8.25

The OTS has proposed to amend its regulations to establish a minimum core capital requirement of 3% of total assets for any savings association assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations. It is not anticipated that the adoption of this proposal would affect FCB's ability to comply with the OTS capital requirements.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, each of the Bank Subsidiaries was "well capitalized," as defined by applicable regulations.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. Because Heartland owns more than 25% of the outstanding stock of each of the Bank Subsidiaries, the Bank Subsidiaries are deemed to be commonly controlled.

Dividends
In general, under applicable state law, DB&T, GSB, RCB, WCB and NMB may not pay dividends in excess of their undivided profits.

OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. Under the OTS rule that is presently in effect, an institution that exceeds all applicable capital requirements both before and after the proposed capital distribution (a "Tier 1 Institution") may, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year in an aggregate amount of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the amounts of its capital in excess of its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior OTS approval. As of December 31, 1998, FCB was a Tier 1 Institution.

The OTS has amended its regulations governing capital distributions (including cash dividends) by savings associations. The amended rule, which takes effect April 1, 1999, will require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must:
(i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better;
(iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing will be required to obtain OTS approval prior to making a capital distribution if: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years;
(b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The amended regulation will continue to require that the OTS be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like FCB, is a subsidiary of a holding company, or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. Further, under applicable regulations of the OTS, FCB may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with FCB's conversion from the mutual to the stock form of ownership in 1991. As of December 31, 1998, approximately $33 million was available to be paid as dividends to Heartland by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Bank Subsidiaries if such payment is deemed to constitute an unsafe or unsound practice.

Insider Transactions
The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their respective directors and officers, to directors and officers of Heartland and its subsidiaries, to principal stockholders of Heartland, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of Heartland or one of its subsidiaries or a principal stockholder of Heartland may obtain credit from banks with which one of the Bank Subsidiaries maintains a correspondent relationship.

Safety and Soundness Standards
The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

Illinois banks, such as GSB and RCB, have authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Likewise, under the laws of Wisconsin and New Mexico, Wisconsin banks and New Mexico banks, respectively, have statewide branching authority, subject to regulatory approval.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. The laws of Iowa, Illinois, Wisconsin and New Mexico permit interstate bank mergers, subject to certain conditions, including a prohibition against interstate mergers involving an Iowa, Illinois, Wisconsin or New Mexico bank, respectively, that has been in existence and continuous operation for fewer than five years.

Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 1998, First Community qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

State Bank Activities
Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of DB&T, GSB, RCB, WCB or NMB.

Qualified Thrift Lender Test
The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (see "--The Bank--Liquidity Requirements").
A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 1998, FCB satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 83.87%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

Liquidity Requirements
OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1998, FCB was in compliance with OTS liquidity requirements, with a liquidity ratio of 10.43%.

Federal Reserve System
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements to which FCB is subject under the HOLA and OTS regulations.

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

Citizens' Dubuque office is located in the Main Street Office location of DB&T. The Madison office for Citizens is located in a leased building at 1771 Thierer Road, Madison, Wisconsin 53707, and the Appleton office is located in a leased building at 740 West Northland Avenue, Appleton, Wisconsin 54914. The Loves Park office is located in a leased building at 6345 North Second Street, Loves Park, Illinois 61132.

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

NMB operates from its leased facility, an 8,665 square foot facility at Suite 100, 6501 Americas Parkway NE, Albuquerque, New
Mexico 87110.

ULTEA leases a 1900 square foot facility at 2976 Triverton Pike, Madison, Wisconsin 53711. During 1998, Heartland acquired all of the assets and assumed certain liabilities of Arrow Motors, Inc., a Wisconsin corporation, doing business as Lease Associates Group ("LAG"). With the purchase of LAG, ULTEA operates a second leased facility of 3000 square feet at 1433 West Silver Springs Drive, Milwaukee, Wisconsin 53209.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Heartland or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1998 to a vote of security holders.

PART II
ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Heartland's Common Stock was held by approximately 800 shareholders of record as of March 22, 1999, and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of reported prices per share of Heartland's Common Stock in the over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Heartland Common Stock Actual

Calendar Quarter                         High            Low
1997:
  First                                $12            $13 3/16
  Second                                12 5/8         13 21/32
  Third                                 12 1/2         15 1/4
  Fourth                                13             15

1998:
  First                                $14 5/16       $16
  Second                                14             16 7/8
  Third                                 15 3/4         19
  Fourth                                16 3/4         19

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 1998. The following table sets forth the cash dividends per share paid on Heartland's
Common Stock for the past two years:


Calendar Quarter
                         1998           1997

  First                 $.075          $.065
  Second                 .075           .065
  Third                  .08            .065
  Fourth                 .08            .065


ITEM 6.

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                For the Years Ended December 31,
                                   1998        1997      1996
                                --------------------------------

STATEMENT OF INCOME DATA

 Interest income                   $ 64,517  $ 59,261  $ 51,886
 Interest expense                    36,304    31,767    27,644
                                   --------  --------  --------
 Net interest income                 28,213    24,494    24,242
 Provision for loan and
  lease losses                          951     1,179     1,408
                                   --------  --------  --------
 Net interest income after
  provision for loan and
  lease losses                       27,262    26,215    22,834
 Noninterest income                  17,297     8,565     7,364
 Noninterest expense                 31,781    22,927    19,507
 Provision for income taxes           3,757     3,338     2,685
                                   --------  --------  --------
 Net income                        $  9,021  $  8,515  $  8,006
                                   ========  ========  ========

PER COMMON SHARE DATA (1)
 Net income-basic                  $   0.95  $   0.90  $   0.85
 Net income-diluted                    0.94  $   0.89      0.84
 Cash dividends                        0.31       .26       .20
 Dividend payout ratio                32.48%    28.96%    23.53%
 Book value                        $   8.84  $   8.19  $   7.42
 Weighted average shares
  outstanding                     9,463,313 9,476,342 9,430,018

BALANCE SHEET DATA
 Investments and federal
  funds sold                       $259,964  $234,666  $183,966
 Total loans and leases,
  net of unearned                   590,133   556,406   484,085
 Allowance for loan and lease
  losses                              7,945     7,362     6,191
 Total assets                       953,785   852,060   736,552
 Total deposits                     717,877   623,532   558,343
 Long-term obligations               57,623    43,023    42,506
 Stockholders' equity                84,270    77,772    70,259

EARNINGS PERFORMANCE DATA
 Return on average total assets        1.01%     1.09%     1.16%
 Return on average stockholders'
  equity                              11.26     11.59     12.00
 Net interest margin ratio (2)         3.58      3.89      3.98

ASSET QUALITY RATIOS
 Nonperforming assets to total
  assets                               0.28%     0.34%     0.34%
Nonperforming loans and leases
  to total loans and leases            0.30      0.37      0.41
 Net loan and lease charge-offs
  to average loans and leases          0.07      0.08      0.17
 Allowance for loan and lease
  losses to total loans and
  leases                               1.35      1.32      1.28
 Allowance for loan and lease
  losses to nonperforming
  loans and leases                   453.74    362.30    313.63

CAPITAL RATIOS
 Average equity to average
  assets                               9.01%     9.39%     9.66%
 Total capital to risk-adjusted
  assets                              12.13     12.71     14.28
 Tier 1 leverage                       8.58      8.76      9.54


SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                          For the Years Ended
                                              December 31,
                                             1995      1994
                                          --------------------
STATEMENT OF INCOME DATA

 Interest income                          $49,149    $ 43,373
 Interest expense                          25,529      20,128
                                          --------   --------
 Net interest income                       23,620      23,245
 Provision for loan and lease losses          820         811
                                          --------   --------
 Net interest income after provision
   for loan and lease losses               22,800      22,434
 Noninterest income                         4,981       4,965
 Noninterest expense                       17,323      17,244
 Provision for income taxes                 2,884       3,015
                                          --------  ---------
 Net income                               $ 7,574    $  7,140
                                          ========   ========
PER COMMON SHARE DATA (1)
 Net income-basic                         $   0.79   $   0.74
 Net income-diluted                           0.78       0.74
 Cash dividends                                .15        .13
 Dividend payout ratio                       19.03%     17.99%
 Book value                               $   6.88   $   5.88
  Weighted average shares
  outstanding                            9,610,368  9,691,296

BALANCE SHEET DATA
 Investments and federal funds sold       $171,726   $162,968
 Total loans and leases, net of unearned   454,905    422,216
 Allowance for loan and lease losses         5,580      5,124
 Total assets                              677,313    626,490
 Total deposits                            534,587    513,239
 Long-term obligations                      45,400     23,562
 Stockholders' equity                       64,506     56,930

EARNINGS PERFORMANCE DATA
 Return on average total assets               1.18%      1.18%
 Return on average stockholders' equity      12.28      12.82
 Net interest margin ratio (2)                4.13       4.32

ASSET QUALITY RATIOS
 Nonperforming assets to total assets         0.28%      0.17%
 Nonperforming loans and leases
  to total loans and leases                   0.26       0.21
 Net loan and lease charge-offs
  to average loans and leases
 Allowance for loan and lease losses          0.08       0.03
  to total loans and leases                   1.23       1.21
 Allowance for loan and lease losses
  to nonperforming loans and leases         463.84     580.95

CAPITAL RATIOS
 Average equity to average assets             9.59%      9.22%
 Total capital to risk-adjusted assets       14.46      15.04
 Tier 1 leverage                              9.47       9.32


(1) Per share data has been restated to reflect the two-for-one stock split effected in the form of a stock dividend on June 30, 1998.
(2)  Tax equivalent using a 34% tax rate.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Dollars in thousands)

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

The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company ("DB&T"); Galena State Bank and Trust Company ("GSB"); Riverside Community Bank ("RCB"); Wisconsin Community Bank ("WCB"); New Mexico Bank & Trust ("NMB"); First Community Bank, FSB ("FCB"); Citizens Finance Co. ("Citizens"); ULTEA, Inc. ("ULTEA"); DB&T Insurance, Inc.; DB&T Community Development Corp.; DBT Investment Corporation and Keokuk Bancshares, Inc. (dba KBS Investment Corp.). All of Heartland's subsidiaries are wholly-owned except for NMB, of which Heartland is an 80% owner.

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

OVERVIEW

Heartland recorded its eighth consecutive year of increased annual earnings during 1998, up $506 or 5.94% from 1997. On a basic per common share basis, the 1998 earnings increased 5.56%. Return on common equity was 11.26% and return on assets was 1.01% for 1998 compared to 11.59% and 1.09% for 1997, respectively. Net income increased $509 or 6.36% in 1997 from 1996. On a basic per common share basis, 1997 net income increased 5.88% from 1996. Return on common equity was 11.59% and return on assets was 1.09% for 1997 compared to 12.00% and 1.16%, respectively, for 1996.

These sustained increases in earnings are particularly gratifying given the additional overhead expended to develop the growth initiatives which Heartland had underway during the previous two years. Total assets grew $101,725 or 11.94% to $953,785 at December 31, 1998, and $115,508 or 15.68% to $852,060 at December
31, 1997. At the same time, total deposits increased $94,345 or 15.13% during 1998 and $65,189 or 11.68% during 1997. Loans and leases were up $33,727 or 6.06% at December 31, 1998, and $72,321 or 14.94% at December 31, 1997. The initiatives undertaken to generate this growth and sustain earnings included:

  The spring 1998 de novo expansion into Albuquerque, New Mexico with NMB.

  Expansion into the vehicle leasing and fleet management business with the purchase of ULTEA in late 1996 and Lease
  Associates Group ("LAG") in the summer of 1998.

  The 1997 acquisition of WCB and its early 1998 opening of a branch facility in Middleton, Wisconsin.

  The conversion of all Heartland banks to new banking software in early 1997.

  Enhancement of banking operations at RCB, Heartland's 1995 de novo banking operation in Rockford, Illinois.

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

Net interest income on a fully tax equivalent basis was $28,999, $28,280 and $25,476 for 1998, 1997 and 1996, respectively, an increase of 2.54% for 1998 and 11.01% for 1997. Expressed as a percentage of average earning assets, Heartland's net interest margin decreased to 3.58% in 1998 and 3.89% in 1997, compared to 3.98% in 1996. These decreases occurred for several reasons:

  As a result of the acquisitions of ULTEA and LAG, additional interest expense was incurred on debt utilized to fund the vehicles under operating leases while the income derived from these leases is recorded as noninterest income.

  A decline and flattening of the yield curve resulted in an acceleration of paydowns in the mortgage-backed securities and loan portfolio and pressure from loan customers to lower rates charged on their balances.

  The return on Heartland's securities portfolio declined as several higher-yielding securities matured or were called and the average life of the portfolio was reduced as prepayments accelerated on the mortgage-backed securities portfolio.

  Growth in noninterest bearing deposits remained relatively flat during 1997.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)

                                        For the Year Ended
                                        December 31, 1998

                                   Average
                                   Balance     Interest   Rate
                                   -------     --------   ----
EARNING ASSETS
Securities:
 Taxable                           $196,206    $ 11,515    5.87%
 Nontaxable (1)                      20,507       1,716    8.37
                                   ---------   ---------  ------
Total securities                    216,713      13,231    6.11
                                   ---------   ---------  ------
Interest bearing deposits             8,313         386    4.64
Federal funds sold                   29,830       1,582    5.30
                                   ---------   ---------  ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   249,326      21,523    8.63
 Residential mortgage               162,545      12,854    7.91
 Agricultural and agricultural
  real estate (1)                    75,685       6,751    8.92
 Consumer                            66,138       6,702   10.13
 Direct financing leases, net         8,367         625    7.47
 Fees on loans                            -       1,649       -
 Less: allowance for loan
  and lease losses                   (7,944)          -       -
                                   ---------   ---------  ------
Net loans and leases                554,117      50,104    9.04
                                   ---------   ---------  ------
Total earning assets                808,973      65,303    8.07
                                   ---------   ---------  ------
NONEARNING ASSETS
Total nonearning assets              80,317          -        -
                                   ---------   ---------  ------
TOTAL ASSETS                       $889,290    $ 65,303    7.34%
                                   =========   =========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                  $266,282    $  9,512    3.57%
 Time, $100,000 and over             51,283       2,905    5.66
 Other time deposits                282,142      16,228    5.75
Short-term borrowings                78,484       4,076    5.19
Other borrowings                     56,137       3,583    6.38
                                   ---------   ---------  ------
 Total interest bearing
  liabilities                       734,328      36,304    4.94
                                   ---------   ---------  ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         60,514           -       -
Accrued interest and other
  liabilities                        14,343           -       -
                                   ---------   ---------  ------
 Total noninterest bearing
  liabilities                        74,857           -       -
                                   ---------   ---------  ------
Stockholders' Equity                 80,105           -       -
                                   ---------   ---------  ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $889,290    $ 36,304    4.08%
                                   =========   =========  ======
Net interest income (1)                        $ 28,999
                                               =========
Net interest income
 to total earning assets (1)                               3.58%
                                                          ======
Interest bearing liabilities
 to earning assets                   90.77%
                                   =========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                    For the Year Ended
                                         December 31,
                                    1998 Compared to 1997
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                         $1,668    $ (546)  $1,122
 Nontaxable                          72      (129)     (57)
Interest bearing deposits           176       112      288
Federal funds sold                  935       (34)     901
Loans and leases                  2,920        82    3,002
                                 -------   -------  -------
TOTAL EARNING ASSETS              5,771      (515)   5,256

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                   999       196    1,195
 Time, $100,000 and over            919        25      944
 Other time deposits                805       (64)     741
Short-term borrowings               435       (99)     336
Other borrowings                  1,226        95    1,321
                                 -------   -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                      4,384       153    4,537
                                 -------   -------  -------
NET INTEREST INCOME              $1,387    $ (668)  $  719
                                 =======   =======  =======

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                    For the Year Ended
                                         December 31,
                                    1997 Compared to 1996
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------
EARNING ASSETS/INTEREST INCOME
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
                                 =======   =======  =======

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                    For the Year Ended
                                         December 31,
                                    1996 Compared to 1995
                                        Change Due to
                                   Volume    Rate      Net
                                   -----------------------
EARNING ASSETS/INTEREST INCOME
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
                                 =======   =======  =======

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses decreased $328 or 25.65% during 1998 and $129 or 9.16% during 1997. During 1996, additional provision resulted from a $469 writedown in the commercial loan portfolio at FCB on a pool of leases purchased from the Bennett Funding Group. During 1998, provision was reduced as a result of a $357 recovery on this same pool of leases. The allowance for loan and lease losses as a percentage of total loans and leases increased to 1.35% at December 31, 1998, from 1.32% at December 31, 1997 and 1.28% at December 31, 1996.

NONINTEREST INCOME
                                        For the Years Ended
                                           December 31,
                                     1998      1997      1996
                                     ------------------------
Service charges and fees           $ 3,013   $ 2,723   $ 2,437
Trust fees                           2,284     2,009     1,810
Brokerage commissions                  413       324       212
Insurance commissions                  751       563       650
Securities gains, net                1,897     1,446     1,889
Rental income on operating leases    7,428       811         -
Gains on sale of loans               1,212       373       131
Other noninterest income               299       316       235
                                   --------  --------  --------
Total noninterest income           $17,297   $ 8,565   $ 7,364
                                   ========  ========  ========

The above table shows Heartland's noninterest income for the years indicated. Total noninterest income increased $8,732 or 101.95% during 1998, as compared to an increase of $1,201 or 16.31% during 1997.

Expansion into the vehicle leasing and fleet management business was responsible for the significant growth in noninterest income during both years. Rental income on operating leases accounted for 75.78% and 67.53% of the change in 1998 and 1997, respectively. ULTEA's first full year of operation as a Heartland subsidiary occurred in 1997. During the third quarter of 1998, LAG was acquired and subsequently merged into ULTEA.

Gains on sale of loans increased $839 or 224.93% during 1998 and $242 or 184.73% during 1997. Heartland experienced refinancing activity in its real estate mortgage loan portfolio, especially during 1998, as a result of decreasing interest rates. The majority of these new fixed rate 15- and 30-year real estate loans were sold into the secondary market.

Securities gains increased $451 or 31.19% during 1998 compared to 1997 and were attributable to the strong performance of Heartland's equity portfolio. During 1997, securities gains decreased $443 or 23.45% compared to 1996. A gain of $1,174 on the sale of Federal Home Loan Mortgage Corporation common stock held in the investment portfolio at FCB was recorded in 1996. Heartland was able to sustain a portion of those gains during 1997 due to its equity portfolio performance.

Emphasis during the past several years on enhancing revenues from services provided to customers has influenced the growth of fee income. Service charges, trust fees and brokerage commissions all increased by more than 10% during each of the past two years.

NONINTEREST EXPENSE
                                        For the Years Ended
                                           December 31,
                                     1998      1997      1996
                                     ------------------------
Salaries and employee
 benefits                          $15,218   $13,070   $11,035
Occupancy, net                       1,695     1,354     1,268
Furniture and equipment              1,998     1,537     1,236
Outside services                     1,416     1,439     1,155
FDIC deposit insurance
 assessment                            118       116       746
Advertising                          1,150       826       996
Depreciation on equipment under
 operating leases                    5,296       584         -
Other noninterest expense            4,890     4,001     3,071
                                   --------  --------  --------
 Total noninterest expense         $31,781   $22,927   $19,507
                                   ========  ========  ========
Efficiency ratio (1)                 71.58%    64.77%    63.03%
                                   ========  ========  ========

(1) Noninterest expense divided by the sum of net interest income and noninterest income less securities gains.

The above table shows Heartland's noninterest expense for the years indicated. Noninterest expense increased $8,854 or 38.62% in 1998 as compared to 1997. Total 1997 noninterest expense represented an increase of $3,420 or 17.53% from the 1996 total. The largest component of the increase in noninterest expense during 1998 was related to the addition of LAG to the ULTEA operations, as depreciation on equipment under operating leases increased $4,712 or 806.85%. During 1997, the depreciation on equipment under operating leases accounted for $584 of the change in noninterest expense. Exclusive of depreciation on equipment under operating leases, the change in noninterest expense during 1998 was $4,142 or 18.54%.

Salaries and employee benefits expense continued to experience increases during both 1998 and 1997, growing $2,148 or 16.43% and $2,035 or 18.44%, respectively. In addition to the normal merit and cost of living raises, these increases were attributable to Heartland's continued expansion efforts, particularly the additions of NMB, WCB and ULTEA.

In addition to the increases experienced in salaries and employee benefits, the expansion efforts underway during the past two years have resulted in additional occupancy, furniture and equipment and advertising/public relations costs. These expenses increased $1,126 or 30.29% during 1998 and $217 or 6.20% during 1997. Exclusive of a one-time contribution of stock from FCB's securities portfolio to a public charitable trust at a cost basis of $220 during 1996, these costs increased $437 or 13.32% during 1997.

Other noninterest expenses grew $889 or 22.22% during 1998 compared to an increase of $930 or 30.28% during 1997.
Amortization and maintenance expense on software have contributed to this increase primarily due to the conversion of the bank subsidiaries to Fiserv's Comprehensive Banking Systems during the spring of 1997.

Federal Deposit Insurance Corporation ("FDIC") premium expense decreased $630 (84.45%) during 1997 compared to 1996. The one-time special assessment on all savings associations to capitalize the Savings Association Insurance Fund ("SAIF") amounted to $545 at FCB and was recorded during 1996. Also contributing to this change was the reduction in FDIC premium expense on January 1, 1997, at FCB when the assessment for SAIF members dropped from
 .23% to .065% of deposits.

INCOME TAXES

Income tax expense increased $419 or 12.55% for 1998 and $653 or 24.32% for 1997. The effective tax rate increased from 25.11% in 1996, to 28.16% in 1997 and 29.40% in 1998. Reductions in tax-
exempt income contributed to these increases.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland's major source of income is interest on loans and leases. The table below presents the composition of Heartland's loan portfolio at the end of the years indicated.

LOAN PORTFOLIO
                                          December 31,
                                    1998               1997
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate                $277,765   46.88%  $242,868   43.46%
Residential mortgage         156,415   26.40    175,268   31.37
Agricultural and
 agricultural real estate     77,211   13.03     69,302   12.40
Consumer                      72,642   12.26     64,223   11.49
Lease financing, net           8,508    1.43      7,171    1.28
                            --------  -------  --------  -------
Gross loans and leases       592,541  100.00%   558,832  100.00%
                                      =======            =======
Unearned discount             (2,136)            (2,077)
Deferred loan fees              (272)              (349)
                            ---------          ---------
Total loans and leases       590,133            556,406
Allowance for loan and
 lease losses                 (7,945)            (7,362)
                           ---------          ---------
Loans and leases, net       $582,188           $549,044
                            =========          =========

LOAN PORTFOLIO
                                          December 31,
                                    1996               1995
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate                $206,523   42.46%  $191,866   42.00%
Residential mortgage         166,999   34.33    158,324   34.66
Agricultural and
 agricultural real estate     57,526   11.83     59,089   12.94
Consumer                      48,361    9.94     38,988    8.54
Lease financing, net           7,042    1.44      8,530    1.86
                            --------  -------  --------  -------
Gross loans and leases       486,451  100.00%   456,797  100.00%
                                      =======            =======
Unearned discount             (1,962)            (1,510)
Deferred loan fees              (404)              (382)
                            ---------          ---------
Total loans and leases       484,085            454,905
Allowance for loan and
 lease losses                 (6,191)            (5,580)
                           ---------          ---------
Loans and leases, net       $477,894           $449,325
                           =========          =========

LOAN PORTFOLIO
                                          December 31,
                                              1994
                                      Amount      Percent
                                      ------      -------
Commercial and commercial
 real estate                          $170,998     40.32%
Residential mortgage                   150,147     35.41
Agricultural and
 agricultural real estate               56,736     13.38
Consumer                                36,068      8.51
Lease financing, net                    10,076      2.38
                                      --------    -------
Gross loans and leases                 424,025    100.00%
                                                  =======
Unearned discount                       (1,438)
Deferred loan fees                        (371)
                                      ---------
Total loans and leases                 422,216
Allowance for loan and
 lease losses                           (5,124)
                                     ---------
Loans and leases, net                 $417,092
                                      =========

The table below sets forth the remaining maturities by loan and lease category.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES (1)
December 31, 1998
                                             Over 1 Year
                                           Through 5 Years
                               One Year   Fixed     Floating
                                or less    Rate       Rate
                               ------------------------------
Commercial and commercial
 real estate                   $115,214   $102,354   $ 29,232
Residential mortgage             62,947     22,622     28,761
Agricultural and
 agricultural real estate        35,278     28,707      6,163
Consumer                         18,618     35,961      7,514
Lease financing, net              2,571      5,737          -
                               --------   --------   --------
Total                          $234,628   $195,381   $ 71,670
                               ========   ========   ========

                                   Over 5 Years
                               Fixed      Floating
                                Rate        Rate        Total
                               -------------------------------
Commercial and commercial
 real estate                   $  7,838   $ 23,127   $277,765
Residential mortgage             12,891     29,194    156,415
Agricultural and
 agricultural real estate         2,279      4,784     77,211
Consumer                          3,706      6,843     72,642
Lease financing, net                200          -      8,508
                               --------   --------   --------
Total                          $ 26,914   $ 63,948   $592,541
                               ========   ========   ========

(1) Maturities based upon contractual dates.

Net loans and leases grew $33,144 or 6.04% from December 31, 1997, to December 31, 1998, compared to $71,150 or 14.89% from December 31, 1996, to December 31, 1997. The opening of NMB accounted for $28,829 or 86.98% of the growth during 1998 while the WCB acquisition accounted for $22,906 or 32.19% of the growth during 1997.

During both years, the largest dollar growth occurred in commercial and commercial real estate loans, which increased $34,897 or 14.37% during 1998 and $36,345 or 17.60% during 1997.
NMB made up $22,860 or 65.51% of the 1998 growth while WCB accounted for $10,789 or 29.68% of the 1997 growth in this loan category.

Consumer loan outstandings grew $8,419 or 13.11% during 1998. Loans at NMB made up $2,721 or 32.32% of this change. Exclusive of the WCB loan portfolio, consumer loan outstandings grew $11,474 or 23.73% during 1997. These increases were attributed to significant growth in consumer lines of credit and dealer paper.

Agricultural and agricultural real estate loans experienced $7,909 or 11.41% growth during 1998. This same loan category, exclusive of WCB, grew $10,569 or 18.37% during 1997. These increases reflected the solid reputation and expertise DB&T has developed in agricultural lending, combined with continued calling efforts.

Residential mortgage loan outstandings, the only loan category to experience a decrease during 1998, declined $18,853 or 10.76%. This decrease occurred as customers chose fixed rate 15- and 30-year mortgages which the subsidiary banks elected to sell into the secondary market. In 1997, exclusive of WCB, Heartland's total outstanding residential mortgage loans increased $1,406 or
 .84%.

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

NONPERFORMING LOANS AND LEASES AND OTHER NONPERFORMING ASSETS

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated.

NONPERFORMING ASSETS
                                        December 31,
                            1998    1997   1996    1995   1994
                            ----------------------------------
Nonaccrual loans and
 leases                    $1,324  $1,819 $1,697  $  977 $  748
Loan and leases
 contractually past
 due 90 days or more          426     187    247     226    134
Restructured loans
 and leases                     -      26     30       -      -
                           ------  ------ ------  ------ ------
Total nonperforming
 loans and leases           1,750   2,032  1,974   1,203    882
Other real estate             857     774    532     640    134
Other repossessed assets       77     124     21      51     39
                           ------  ------ ------  ------ ------
Total nonperforming assets $2,684  $2,930 $2,527  $1,894 $1,055
                           ======  ====== ======  ====== ======
Nonperforming loans and
 leases to total loans
 and leases                  0.30%   0.37%  0.41%   0.26%  0.21%

Nonperforming assets
 to total loans and
 leases plus repossessed
 property                    0.45%   0.53%  0.52%   0.42%  0.25%

Nonperforming assets to
 total assets                0.28%   0.34%  0.34%   0.28%  0.17%


Under Heartland's internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, identifying potential problem loans and leases and monitoring the adequacy of the allowance for possible loan and lease losses at each of the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system which assigns a rating on each loan and lease within the portfolio based on the borrower's repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland's credit quality figures which compare very favorably to peer data in the September 1998 Bank Holding Company Performance Report published by the Federal Reserve Board for bank holding companies with assets of $500 million to $1 billion. In this report, the peer group reported nonperforming assets to total assets of .49% and .50% for September 30, 1998, and December 31, 1997, respectively. Heartland's ratios at December 31, 1998 and 1997, were .28% and
 .34%, respectively.

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

Heartland increased its allowance for loan and lease losses during 1998 and 1997 due to a number of factors considered by the Heartland Loan Review Committee, including the following: (i) a continued increase in higher-risk consumer and more-complex commercial and agricultural loans from relatively lower-risk residential real estate loans; (ii) the entrance into new markets in which Heartland had little or no previous lending experience; and (iii) the economies in Heartland's primary market areas have been stable for some time and the growth of the allowance is intended to anticipate the cyclical nature of most economies.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 1998. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                       December 31,
                          1998     1997    1996    1995     1994
                          --------------------------------------
Allowance at
 beginning of year      $7,362  $6,191   $5,580  $5,124  $4,433
Charge-offs:
 Commercial and
  commercial real
  estate                   289      93      578     108      94
 Residential mortgage       20      21       23       6      16
 Agricultural and
  agricultural real
  estate                    41      21        2       -       -
 Consumer                  473     449      323     381     244
 Lease financing             -       -        -       -       -
                        ------  ------   ------  ------  ------
Total charge-offs          823     584      926     495     354
                        ------  ------   ------  ------  ------
Recoveries:
 Commercial and
  commercial
  real estate              372      36       16      22      27
 Residential mortgage        -       8        1      15       5
 Agricultural and
  agricultural
  real estate                1       2       45       8      43
 Consumer                   82      99       67      86     148
 Lease financing             -       -        -       -       -
                        ------  ------   ------  ------  ------
 Total recoveries          455     145      129     131     223
                        ------  ------   ------  ------  ------
Net charge-offs            368     439      797     364     131
Provision for loan
 and lease losses          951   1,279    1,408     820     811
Additions related
 to acquisitions             -     331        -       -       -
Keokuk merger
 adjustments                 -       -        -       -      11
                        ------  ------   ------  ------  ------
Allowance at end
 of period              $7,945  $7,362   $6,191  $5,580  $5,124
                        ======  ======   ======  ======  ======
Net charge-offs to
 average loans and
 leases                   0.07%    0.08%   0.17%   0.08%   0.03%
                        ======   ======  ======  ======  ======

The table below shows Heartland's allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                    As of December 31,
                                1998                1997
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    ---------  ------   ---------
Commercial and
 commercial real
 estate                  $2,180     46.88%    $1,889    43.46%
Residential
 mortgage                   697     26.40        725    31.37
Agricultural and
 agricultural real
 estate                     583     13.03        577    12.40
Consumer                  1,096     12.26      1,044    11.49
Lease financing(1)           44      1.43         30     1.28
Unallocated               3,345         -      3,097        -
                         -------   -------    -------  -------
                         $7,945    100.00%    $7,362   100.00%
                         =======   =======    =======  =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                   As of December 31,
                               1996                1995
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    ---------  ------   ---------
Commercial and
 commercial real
 estate                  $1,568     42.46%    $1,430    42.00%
Residential
 mortgage                   590     34.33        500    34.66
Agricultural and
 agricultural real
 estate                     480     11.83        518    12.94
Consumer                    818      9.94        618     8.54
Lease financing(1)           28      1.44         34     1.86
Unallocated               2,707         -      2,480        -
                         -------   -------    -------  -------
                         $6,191    100.00%    $5,580   100.00%
                         =======   =======    =======  =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                    As of December 31, 1994
                                   --------------------------
                                                  Loan/
                                                  Lease
                                                  Category
                                                  to Gross
                                                  Loans &
                                     Amount       Leases
                                     -------      --------
Commercial and commercial
 real estate                         $1,321        40.32%
Residential mortgage                    501        35.41
Agricultural and agricultural
 real estate                            423        13.38
Consumer                                593         8.51
Lease financing(1)                       45         2.38
Unallocated                           2,241            -
                                     -------      -------
                                     $5,124       100.00%
                                     =======      =======

SECURITIES

The primary objective of the securities portfolio continues to be to provide the Heartland bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 25.42% of total assets at December 31, 1998, as compared to 23.68% at December 31, 1997 and 24.98% at December 31, 1996.

To maximize the return on the portfolio, as treasury securities matured during 1998 and 1997, many of the replacement purchases were made in U.S. government agencies and fixed-rate collateralized mortgage obligations ("CMO's"). During 1998 and 1997, the portion of the securities portfolio held in U.S. treasuries decreased to .71% and 6.62%, respectively, compared to 7.67% at December 31, 1996. Heartland continued to purchase tightly structured tranches in well-seasoned CMO's to reduce its exposure to prepayments. These investments closely resemble treasury securities in their repayment predictability and accordingly are less volatile to interest rate fluctuations, while still providing an increased spread when compared to U.S. treasuries with similar maturities. The state tax-exempt nature on selected U.S. government agencies made them attractive purchases for Heartland's Illinois bank subsidiaries.

The tables below presents the composition and maturities of the securities portfolio by major category.

SECURITIES PORTFOLIO COMPOSITION

                                     December 31,
                         1998            1997             1996
                  -----------------------------------------------
                              % of            % of          % of
                           Portfolio       Portfolio     Portfolio
                   Amount            Amount         Amount
                  -------------------------------------------------
U. S. Treasury
 securities     $  1,709   0.71%  $ 13,342   6.62% $ 14,117   7.67%
U. S. government
 agencies         77,361  31.90     64,360  31.90    61,332  33.34
Mortgage-backed
 securities      128,317  52.92     87,015  43.13    75,017  40.78
States and
 political
 subdivisions     21,536   8.88     20,702  10.26    18,812  10.23
Other securities  13,565   5.59     16,329   8.09    14,688   7.98
                --------  ------   ------- ------  --------  ------
Total           $242,488 100.00%  $201,748 100.00% $183,966 100.00%
                ======== =======  ======== ======= ======== =======

SECURITIES PORTFOLIO COMPOSITION

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 1998        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. Treasury
 securities              $    -        -%    $  1,709      0.71%
U.S. government
 agencies                     -        -       77,361     31.90
Mortgage-backed
 securities                   -        -      128,317     52.92
States and political
 subdivisions             2,718     1.12       18,818      7.76
Other securities              -        -       13,565      5.59
                         ------    -------   --------    -------
Total                    $2,718     1.12%    $239,770     98.88%
                         ======    =======   ========    =======

SECURITIES PORTFOLIO COMPOSITION

                                           Total
                                                  % of
December 31, 1998                    Amount    Portfolio
                                     -------------------
U.S. Treasury securities             $  1,709       0.71%
U.S. government agencies               77,361      31.90
Mortgage-backed securities            128,317      52.92
States and political
 subdivisions                          21,536       8.88
Other securities                       13,565       5.59
                                     --------     -------
Total                                $242,488     100.00%
                                     ========     =======

SECURITIES PORTFOLIO COMPOSITION

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 1997        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. Treasury
 securities              $    -        -%    $ 13,342      6.62%
U.S. government
 agencies                   598      .30       63,762     31.60
Mortgage-backed
 securities                 325      .16       86,690     42.97
States and political
 subdivisions             2,956     1.46       17,746      8.80
Other securities              -        -       16,329      8.09
                         ------    -------   --------    -------
Total                    $3,879     1.92%    $197,869     98.08%
                         ======    =======   ========    =======

SECURITIES PORTFOLIO COMPOSITION

                                           Total
                                                  % of
December 31, 1997                    Amount    Portfolio
                                     -------------------
U.S. Treasury securities             $ 13,342       6.62%
U.S. government agencies               64,360      31.90
Mortgage-backed securities             87,015      43.13
States and political
 subdivisions                          20,702      10.26
Other securities                       16,329       8.09
                                     --------     -------
Total                                $201,748     100.00%
                                     ========     =======

SECURITIES PORTFOLIO MATURITIES

                                               After One But
                          Within One Year    Within Five Years
                          ---------------    -----------------
December 31, 1998         Amount   Yield     Amount     Yield
                          ------------------------------------
U.S. Treasury
 securities              $  1,709    6.41%   $      -    0.00%
U.S. government
 agencies                  15,549    6.03      61,794    5.55
Mortgage-backed
 securities                58,863    6.92      60,718    6.79
States and political
 subdivisions (1)              45    9.99       6,107    8.67
Other securities              612    8.48       1,881    5.65
                         --------  -------    -------  -------
Total                    $ 76,778    6.74%   $130,500    6.28%
                         ========  =======   ========  =======

SECURITIES PORTFOLIO MATURITIES

                           After Five But
                          Within Ten Years   After Ten Years
                          ----------------   -----------------
                          Amount    Yield    Amount    Yield
                          ------------------------------------
U.S. Treasury
 securities              $     -        -%   $     -        -%
U.S. government
 agencies                      -        -         18    10.25
Mortgage-backed
 securities                    -        -      8,736     8.17
States and political
 subdivisions (1)          6,184     7.99      9,200     7.27
Other securities              -         -         -         -
                         -------   -------   -------   ------
Total                    $ 6,184     7.99%   $17,954     7.71%
                         =======  =======    =======   ======

SECURITIES PORTFOLIO MATURITIES

                                             Total
                                     Amount        Yield
                                     -------------------
U.S. Treasury securities             $  1,709       6.41%
U.S. government agencies               77,361       5.65
Mortgage-backed securities            128,317       6.94
States and political
 subdivisions (1)                      21,536       7.88
Other securities                        2,493       6.35
                                     --------     -------
Total                                $231,416       6.59%
                                     ========     =======

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate.

DEPOSITS AND BORROWED FUNDS

Heartland has a relatively stable core deposit base drawn from within its market areas. Total average deposits increased $67,607 or 11.41% from the total average deposits during 1997. All the subsidiary banks, with the exception of FCB, were able to grow average deposits by more than seven percent during 1998 with the de novo community banks of RCB and NMB making up $22,335 or 33.04% of this growth. Exclusive of WCB, total average deposits increased $27,578 or 5.14% during 1997. This was an improvement over the $22,818 or 4.44% increase experienced during 1996 and was primarily attributable to strong growth at GSB and RCB.

Average noninterest bearing deposits grew $8,744 or 16.89% during 1998 and $2,575 or 5.70%, exclusive of WCB, during 1997. Average interest bearing deposits increased $58,863 or 10.88% during 1998 and $25,003 or 5.09%, exclusive of WCB, during 1997. In order to attract additional customers, all of the subsidiary banks have continued to enhance their deposit product lines.

The mix of individual account balances to total deposits has remained very constant over each of the past three years. The table below sets forth the distribution of Heartland's average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS
For the year ended December 31, 1998
                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------
Demand deposits                         $ 60,514    9.17%   0.00%
Savings accounts                         266,282   40.33    3.57
Time deposits less than $100,000         282,142   42.73    5.75
Time deposits of $100,000 or more         51,283    7.77    5.66
                                        --------  -------
Total deposits                          $660,221  100.00%
                                        ========  =======

AVERAGE DEPOSITS
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
                                        ========  =======

AVERAGE DEPOSITS
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
                                        ========  =======


The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 1998.

Time Deposits $100,000 and Over

                                             December 31,
                                                1998
                                             ------------
3 months or less                               $17,769
Over 3 months through 6 months                  14,686
Over 6 months through 12 months                 12,428
Over 12 months                                  17,410
                                               -------
                                               $62,293
                                               =======

All of the Heartland banks, except for WCB and NMB, own stock in the Federal Home Loan Bank ("FHLB") of Des Moines and of Chicago, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 1998 and 1997, were $40,618 and $64,400, respectively. During 1997, Heartland used additional FHLB advances as loan demand exceeded deposit growth. As deposit growth exceeded loan demand during the course of 1998, no additional advances were taken and total advances declined as borrowings matured.

Heartland also utilizes securities sold under agreements to repurchase as a source of funds. All the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local and have been maintained for relatively long periods of time.

On October 31, 1997, Heartland entered into a four year, unsecured revolving credit agreement with an unaffiliated bank. The total borrowings under this credit line were $16,200 and $3,500 at December 31, 1998 and 1997, respectively. This credit line was established to provide working capital to the nonbanking subsidiaries and to meet general corporate commitments, including the $12,050 capital investment in NMB.

The following table reflects short-term borrowings which in the aggregate have average balances during the period greater than 30% of stockholders equity at the end of the period.

SHORT-TERM BORROWINGS

                                          At or for the
                                      Year Ended December 31,
                                     1998      1997      1996
                                     ------------------------
Balance at end of period           $ 75,920  $96,239   $56,358
Maximum month-end amount
 outstanding                        102,313   96,239    56,358
Average month-end amount
 outstanding                         80,277   73,170    42,025
Weighted average interest
 rate at year-end                      5.00%    5.49%     5.75%
Weighted average interest
 rate for the year ended               5.19     5.32%     5.24%



CAPITAL RESOURCES

Heartland's risk-based capital ratios, which take into account the different credit risks among banks' assets, have remained strong over the past three years. Tier 1 and total risk-based capital ratios were 11.05% and 12.13%, respectively, on December 31, 1998, compared with 11.54% and 12.71% at December 31, 1997, and 13.10% and 14.28% for December 31, 1996. At December 31, 1998, Heartland's leverage ratio, the ratio of Tier 1 capital to total average assets, was 8.58% compared to 8.76% and 9.54% at December 31, 1997 and 1996, respectively.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Heartland completed the acquisition of WCB on March 1, 1997. Cash payments remaining under the agreement are $823 in 1999, $594 in 2000 and $584 in 2001, plus interest at rates of 7.00% to 7.50%.

On July 17, 1998, Heartland completed the acquisition and merger into ULTEA of Arrow Motors Inc., a Wisconsin corporation doing business as LAG. In conjunction with this merger, Heartland agreed to three equal cash payments of $643 in 1999, 2000 and 2001, plus interest at 7.50%.

In February, 1999, WCB entered into an office purchase and assumption agreement with Bank One Wisconsin to acquire their Monroe bank. Pending regulatory approval and the satisfaction of certain conditions, the transaction is anticipated to close in July with a cash payment of $11,487 and an additional capital investment of approximately $7,000.

NMB has committed to the purchase of a $1,000 facility in north-central Albuquerque with an anticipated closing date of April, 1999. Additionally, NMB contracted for the construction of a $1,700 facility in Rio Rancho, a suburb northeast of Albuquerque, with a targeted completion date of June, 1999.

Expansion efforts are also underway at RCB, as it committed to the construction of a $1,300 facility in southeast Rockford.
Completion of this branch is targeted for June, 1999.

Heartland continues to explore other opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. Future expenditures relating to these efforts are not estimable at this time.

Heartland's capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS(1)

                                 December 31,
                       1998           1997             1996
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------------------------------------------------
Capital Ratios:
Tier 1 capital   $ 81,149 11.05% $ 71,713 11.54% $ 67,701  13.10%
Tier 1 capital
 minimum
 requirement       29,379  4.00    24,854  4.00    20,667   4.00
                 -------- ------ -------- ------  -------- -----
 Excess          $ 51,770  7.05% $ 46,859  7.54% $ 47,034   9.10%
                 ======== ====== ======== ====== ========  ======
Total capital    $ 89,093 12.13% $ 78,995 12.71% $ 73,777  14.28%
Total capital
 minimum
 requirement       58,757  8.00    49,707  8.00    41,334    8.00
                 -------- ------ -------- ------  --------  -----
 Excess          $ 30,336  4.13% $ 29,288  4.71%  $ 32,443   6.28%
                 ======== ====== ======== ======  ========  ======
Total risk-
 adjusted
 assets          $734,463        $621,338         $516,678
                 ========        ========         ========

(1)  Based on the risk-based capital guidelines of the Federal
     Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1)

                                 December 31,
                       1998            1997            1996
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 ------------------------------------------------
Capital Ratios:
Tier 1 capital   $ 81,149  8.58% $ 71,713  8.76% $ 67,701   9.54%
Tier 1 capital
 minimum
 requirement(2)    37,810  4.00    32,729  4.00    28,375   4.00
                 -------- ------ -------- ------ --------  -----
Excess           $ 43,339  4.58% $ 38,984  4.76%  $ 39,326  5.54%
                 ======== ====== ======== ======  ======== =====
Average adjusted
 assets          $945,242        $818,232         $709,387
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

LIQUIDITY

Liquidity refers to Heartland's ability to maintain a cash flow which is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers' credit needs. Heartland's usual and primary sources of funding have been deposits, loan and mortgage-backed security principal repayments, sales of loans, cash flow generated from operations and FHLB borrowings.

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

Heartland's revolving credit agreement provides for total borrowings of up to $20,000 at any one time. The agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, and requires that each of the bank subsidiaries remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 1998, Heartland was in compliance with the above covenants.

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

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland Board of Directors. Monthly, management utilizes both the standard balance sheet GAP report and an independently developed income statement GAP report to analyze the effect of changes in interest rates on net interest income and to manage interest rate risk. Also utilized periodically during the year is an interest rate sensitivity analysis which simulates changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Through the use of these tools Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant. Management does not believe that Heartland's primary market risk exposures and how those exposures were managed in 1998 have changed when compared to 1997.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland was not a party to these types of derivatives at December 31, 1998.
However, Heartland does enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the instrument is exercised.

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 1998.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
TABLE OF MARKET RISK-SENSITIVE INSTRUMENTS
December 31, 1998

MATURING IN:                 1999      2000     2001       2002
                            ------------------------------------
ASSETS
Federal funds sold        $ 17,476  $      -  $      -  $      -
Time deposits in other
 financial institutions        542     4,679       876         -
Securities                  76,778    68,954    22,588    25,948
Loans and leases:
 Fixed rate loans          140,991    65,080    67,017    32,558
 Variable rate loans        91,229    37,334    17,601     9,886
                          --------  --------  --------  --------
Loans and leases, net      232,220   102,414    84,618    42,444
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Assets         $327,016  $176,047  $108,082  $ 68,392
                          ========  ========  ========  ========
LIABILITIES
Savings                   $292,852  $      -  $      -  $      -
Time deposits
 Fixed rate time
  certificates less
  than $100,000            145,662    88,870    23,438    11,944
 Variable rate time
  certificates less
  than $100,000                139     5,247         -         -
                          --------  --------  --------  --------
Time deposits less
 than $100,000             145,801    94,117    23,438    11,944
Time deposits of
 $100,000 or more           44,883    14,824       800       919
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                 75,920         -         -         -
Other borrowings:
 Fixed rate borrowings           -    18,664     7,654     5,005
 Variable rate borrowings        -        -     16,200     2,000
                          --------  --------  --------  --------
Other borrowings                 -    18,664    23,854     7,005
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Liabilities    $559,456  $127,605  $ 48,092  $ 19,868
                          ========  ========  ========  ========

                                               Average Estimated
                                              Interest   Fair
MATURING IN:          2003    Thereafter Total  Rate    Value
                      ------------------------------------------
ASSETS
Federal funds sold  $      -  $      -  $  17,476 5.10% $ 17,476
Time deposits in
 other financial
 institutions              -       30      6,127  5.54     6,127
Securities            13,011    35,209   242,488  6.59   242,641
Loans and leases:
 Fixed rate loans     30,726    26,914   363,286  8.51   365,899
 Variable rate
  loans                6,849    63,948   226,847  8.03   228,286
                    --------  --------  --------        --------
Loans and leases,
 net                  37,575    90,862   590,133         594,185
                    --------  --------  --------        --------
Total Market Risk-
 Sensitive Assets   $ 50,586  $126,101  $856,224        $860,429
                    ========  ========  ========        ========
LIABILITIES
Savings             $      -  $      -  $292,852  3.34% $292,852
Time deposits
 Fixed rate time
  certificates less
  than $100,000       16,434       127   286,475  5.68   289,887
 Variable rate time
  certificates less
  than $100,000            -         -     5,386  5.37     5,388
                    --------  --------  --------        --------
Time deposits less
 than $100,000        16,434       127   291,861         295,275
Time deposits of
 $100,000 or more        867         -    62,293  5.53    62,769
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                -         -    75,920  5.00    75,920
Other borrowings:
 Fixed rate
  borrowings           1,505     6,595    39,423  6.19    40,672
 Variable rate
  borrowings               -         -    18,200  5.54    18,200
                    --------  --------  --------        --------
Other borrowings       1,505     6,595    57,623          58,872
                    --------  --------  --------        --------
Total Market Risk
 Sensitive
 Liabilities        $ 18,806  $  6,722  $780,549        $785,688
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

YEAR 2000

Heartland began to identify and react to issues related to the Year 2000 in 1996. A Year 2000 project team, comprised of individuals from key areas throughout Heartland, was formed. The mission of the Year 2000 project team was, and is, to identify issues related to the Year 2000, to initiate remedial measures necessary to eliminate any adverse effects on Heartland's operations, and to continue to monitor Year 2000 related concerns. Following the guidelines established by the Federal Financial Institutions Examination Council, a Year 2000 Plan was developed for Heartland and its subsidiaries. The project team developed a comprehensive, prioritized inventory of all hardware, software, and material third-party providers that may be adversely affected by the Year 2000 date change, and has contacted these vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as heating and cooling systems, alarms, building access systems and elevators, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to monitor the progress each vendor is making in resolving its Year 2000 problems. Heartland relies on software purchased from third-party vendors rather than internally-generated software. All mission-critical software has been tested and found to be Year 2000 compliant. Testing was done on a test computer rented specifically for this purpose, which was connected to Heartland's existing equipment in a manner similar to the production computer.

The Year 2000 project team has also developed a communication plan that updates the directors, management and employees on Heartland's Year 2000 status. A customer awareness program was implemented in late 1998 and will continue throughout 1999. In addition, a separate plan was developed to manage the Year 2000 risks posed by commercial borrowing customers. This plan identified material loan customers, assessed their preparedness, evaluated their credit risk to Heartland, and implemented appropriate controls to mitigate the risk. Surveys of customer preparedness have been used to identify the customer risk and will be used on all new credits going forward.

In accordance with regulatory guidelines, the project team has begun preparing a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan will list the various strategies and resources available to restore core business processes. Testing of this plan is scheduled for completion by April 30, 1999. In conjunction with the development of this contingency plan, the team continues to monitor Year 2000 progress by the public utility providers. As the utility companies complete their testing in 1999, Heartland will decide the appropriateness of purchasing or leasing a backup generator for its main facility. The generator would provide an alternative source of power for a limited time period. Also being assessed as part of the contingency plan is the adequacy of Heartland's sources of liquidity to meet any cash demands the bank subsidiaries' customers may place on them during the fourth quarter of 1999.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $360 of which $60 remains to be expended during 1999. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, staff expense for testing and contingency development, and certain administrative expenditures, has been provided for in Heartland's Year 2000 budget. Although management feels confident that all necessary upgrades have been identified, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, Heartland has not had any material delay regarding its information systems projects.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and 1997
          (Dollars in thousands, except per share data)

                              Notes       1998           1997
                              -----     --------       --------
ASSETS
Cash and due from banks         3       $ 25,355       $ 24,267
Federal funds sold                        17,476         32,918
                                        --------       --------
Cash and cash equivalents                 42,831         57,185
Time deposits in other
 financial institutions                    6,127            194
Securities:                     4
 Available for sale-at market
  (cost of $236,417 for 1998
  and $193,805 for 1997)                 239,770        197,869
 Held to maturity-at cost
 (approximate market value
  of $2,871 for 1998 and
  $3,999 for 1997)                         2,718          3,879
Loans and leases:               5
 Held for sale                            10,985         10,437
   Held to maturity                      579,148        545,969
Allowance for possible
 loan and lease losses          6         (7,945)        (7,362)
                                        --------       --------
Loans and leases, net                    582,188        549,044
Assets under operating leases             34,622          3,750
Premises, furniture and
 equipment, net                 7         19,780         17,184
Other real estate, net                       857            774
Other assets                              24,892         22,181
                                        --------       --------
TOTAL ASSETS                            $953,785       $852,060
                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:                       8
 Demand                                 $ 70,871       $ 60,950
 Savings                                 292,852        252,292
 Time                                    354,154        310,290
                                        --------       --------
Total deposits                           717,877        623,532
Short-term borrowings           9         75,920         96,239
Accrued expenses and other
 liabilities                              18,095         11,494
Other borrowings                11        57,623         43,023
                                        --------       --------
TOTAL LIABILITIES                        869,515        774,288
                                        --------       --------
STOCKHOLDERS' EQUITY:       13,14,16
Preferred stock
 (par value $1 per
 share; authorized
 200,000 shares)                               -              -
Common stock
 (par value $1 per share;
 authorized, 12,000,000
 shares; issued, 9,707,252
 shares at December 31,
 1998, and 4,853,626 at
 December 31, 1997)                        9,707          4,854
Capital surplus                           10,131         13,706
Retained earnings                         65,007         58,914
Accumulated other
 comprehensive income                      2,107          2,545
Treasury stock at cost
 (172,173 and 106,251 shares
 at December 31, 1998, and
 December 31, 1997, respectively)         (2,682)        (2,247)
                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY                84,270         77,772
                                        --------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $953,785       $852,060
                                        ========       ========

See accompanying notes to consolidated financial statements.


                CONSOLIDATED STATEMENTS OF INCOME
      For the years ended December 31, 1998, 1997 and 1996
          (Dollars in thousands, except per share data)

                         Notes      1998      1997      1996
                         -----    --------  --------  --------
INTEREST INCOME:
Interest and fees on
  loans and leases            5    $49,901   $46,919   $40,670
Interest on securities:
  Taxable                           11,515    10,393     8,392
  Nontaxable                         1,133     1,170     2,051
Interest on federal funds sold       1,582       681       610
Interest on interest bearing
  deposits in other financial
  institutions                         386        98       163
                                  --------  --------  --------
TOTAL INTEREST INCOME               64,517    59,261    51,886
                                  --------  --------  --------
INTEREST EXPENSE:
Interest on deposits          8     28,645    25,765    23,190
Interest on short-term
  borrowings                         4,076     3,740     1,943
Interest on other borrowings         3,583     2,262     2,511
                                  --------  --------  --------

TOTAL INTEREST EXPENSE              36,304    31,767    27,644
                                  --------  --------  --------
NET INTEREST INCOME                 28,213    27,494    24,242
Provision for possible
  loan and lease losses       6        951     1,279     1,408
                                  --------  --------  --------
Net interest income after
  provision for possible loan
  and lease losses                  27,262    26,215    22,834
                                  --------  --------  --------

OTHER INCOME:
Service charges and fees             3,013     2,723     2,437
Trust fees                           2,284     2,009     1,810
Brokerage commissions                  413       324       212
Insurance commissions                  751       563       650
Securities gains, net                1,897     1,446     1,889
Rental income on operating leases    7,428       811         -
Gains on sale of loans               1,212       373       131
Other                                  299       316       235
                                  --------  --------  --------
TOTAL OTHER INCOME                  17,297     8,565     7,364
                                  --------  --------  --------
OTHER EXPENSES:
Salaries and employee
  benefits                    12    15,218    13,070    11,035
Occupancy                     13     1,695     1,354     1,268
Furniture and equipment              1,998     1,537     1,236
Depreciation on equipment
  under operating leases             5,296       584         -
Outside services                     1,416     1,439     1,155
FDIC deposit insurance
  assessment                           118       116       746
Advertising                          1,150       826       996
Other operating expenses             4,890     4,001     3,071
                                  --------  --------  --------
TOTAL OTHER EXPENSES                31,781    22,927    19,507
                                  --------  --------  --------
Income before income taxes          12,778    11,853    10,691
Income taxes                  10     3,757     3,338     2,685
                                  --------  --------  --------
NET INCOME                         $ 9,021   $ 8,515   $ 8,006
                                  ========  ========  ========
EARNINGS PER COMMON SHARE-BASIC    $  0.95   $  0.90   $  0.85
                                  ========  ========  ========
EARNINGS PER COMMON SHARE-
  DILUTED                     1    $  0.94   $  0.89   $  0.84
                                  ========  ========  ========

CASH DIVIDENDS DECLARED PER
  COMMON SHARE                     $  0.31   $  0.26   $  0.20
                                  ========  ========  ========

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME
      For the years ended December 31, 1998, 1997 and 1996
          (Dollars in thousands, except per share data)


                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------

Balance at January 1, 1996         $ 2,427   $13,090   $49,171
Net Income - 1996                                        8,006
Unrealized loss on securities
 available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:(1)
 Common, $.20 per share                                 (1,886)
Two-for-one stock split              2,427              (2,427)
Purchase of 32,446 shares of
 common stock
Sale of 64,943 shares of
 common stock                                    276
                                   -------   -------   -------
Balance at December 31, 1996         4,854    13,366    52,864

Net Income - 1997                                        8,515
Unrealized gain on securities
 available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:(1)
 Common, $.26 per share                                 (2,465)
Purchase of 32,835 shares
 of common stock
Sale of 44,650 shares
 of common stock                                 340
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 1997         4,854    13,706    58,914


Net Income - 1998                                        9,021
Unrealized gain on securities
 available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $.31 per share                                 (2,928)
Two-for-one stock split              4,853              (4,853)
Purchase of 166,970 shares
 of common stock
Sale of 328,857 shares
 of common stock                               1,278
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 1998       $ 9,707   $14,984   $60,154
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                                 Income       Stock     Total
                              -------------  --------   -----

Balance at January 1, 1996         $ 2,620   $(2,802)  $64,506
Net Income - 1996                                        8,006
Unrealized loss on securities
 available for sale                    (70)                (70)
Reclassification adjustment for
 gains realized in net income       (1,889)             (1,889)
Income taxes                           666                 666
                                                       -------
Comprehensive income                                     6,713
Cash dividends declared:(1)
 Common, $.20 per share                                 (1,886)
Two-for-one stock split                                      -
Purchase of 32,446 shares
 of common stock                                (759)     (759)
Sale of 64,943 shares
 of common stock                               1,409     1,685
                                   -------   -------   -------
Balance at December 31, 1996         1,327    (2,152)   70,259

Net Income - 1997                                        8,515
Unrealized gain on securities
 available for sale                  3,291               3,291
Reclassification adjustment for
 gains realized in net income       (1,446)             (1,446)
Income taxes                          (627)               (627)
                                                       -------
Comprehensive income                                     9,733
Cash dividends declared:(1)
 Common, $.26 per share                                 (2,465)
Purchase of 32,835 shares
 of common stock                                (865)     (865)
Sale of 44,650 shares
 of common stock                                 770     1,110
                                   -------   -------   -------
Balance at December 31, 1997         2,545    (2,247)   77,772

Net Income - 1998                                        9,021
Unrealized gain on securities
 available for sale                  1,233               1,233
Reclassification adjustment for
 gains realized in net income       (1,897)             (1,897)
Income taxes                           226                 226
                                                       -------
Comprehensive income                                     8,583
Cash dividends declared:
 Common, $.31 per share                                 (2,928)
Two-for-one stock split                                      -
Purchase of 166,970 shares
 of common stock                              (4,431)   (4,431)
Sale of 328,857 shares of
 common stock                                  3,996     5,274
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 1998       $ 2,107   $(2,682)  $84,270
                                   =======   =======   =======

(1) Restated to reflect the two-for-one stock split effected in the form of a stock dividend on June 30, 1998.

See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended December 31, 1998, 1997 and 1996
          (Dollars in thousands, except per share data)

                                    1998      1997      1996
                                    ----      ----      ----
Cash Flows from Operating
 Activities:
Net income                       $ 9,021   $ 8,515   $ 8,006
Adjustments to reconcile net
 income to net cash provided
  by operating activities:
 Depreciation and amortization     7,856     2,635     1,341
 Provision for possible loan
  and lease losses                   951     1,279     1,408
 Provision for income taxes         (488)      114      (393)
 Net amortization/(accretion)
  of premium/(discount)
   on securities                     875      (292)     (769)
 Securities gains, net            (1,897)   (1,446)   (1,889)
 Loans originated for sale      (139,554)  (44,035)  (23,408)
 Proceeds on sales of loans      142,328    49,563    27,672
 Net gain on sales of loans       (1,212)     (373)     (131)
 Increase in accrued
  interest receivable               (620)     (354)     (530)
 Increase in accrued interest
  payable                            623       449       186
 Other, net                          470    (2,265)   (1,196)
                                 -------   -------   -------
Net cash provided by operating
 activities                       18,353    13,790    10,297
                                 -------   -------   -------
Cash Flows from Investing
 Activities:
 Purchase of time deposits        (5,934)      (33)     (122)
 Proceeds on maturities of time
  deposits                             -       201       100
 Proceeds from the sale of
  securities available for sale   27,928    20,053    22,747
 Proceeds from the sale of
  mortgage-backed securities
  available for sale               2,276     3,980     1,621
 Proceeds from the maturity of
  and principal paydowns on
  securities held to maturity        837     2,732       717
 Proceeds from the maturity of
  and principal paydowns on
  securities available for sale   41,902    13,647    36,384
 Proceeds from the maturity of
  and principal paydowns on
  mortgage-backed securities
  held to maturity                   343         -         -
 Proceeds from the maturity of
  and principal paydowns on
  mortgage-backed securities
  available for sale              53,040    13,175    11,767
 Purchase of securities
  held to maturity                     -         -      (500)
 Purchase of securities
  available for sale             (70,211)  (24,485)  (58,841)
 Purchase of mortgage-backed
  securities available for sale (96,543) (30,612) (49,170) Purchase of interest in low-
  income housing project               -         -    (2,865)
 Net increase in loans and
  leases                         (36,262)  (55,546)  (33,384)
 Increase in assets under
  operating leases               (12,161)   (3,259)        -
 Capital expenditures             (4,365)   (2,522)   (5,589)
 Net cash and cash equivalents
  (paid)/received in acquisition
  of subsidiaries                  2,730       670       (43)
 Net cash received from minority
  interest stockholders            2,950         -         -
 Proceeds on sale of fixed assets      8         1         2
 Proceeds on sale of repossessed
  assets                             831         7       208
                                 -------   -------   -------
Net cash used by investing
 activities                      (92,631)  (61,991)  (76,968)

Cash Flows from Financing
 Activities:
 Net increase in demand deposits
  and savings accounts            50,481    17,137    19,663
 Net increase in time deposit
  accounts                        43,864    15,182     4,093
 Net increase in other
  borrowings                      15,250    23,886     4,500
 Net increase (decrease) in
  short-term borrowings          (42,979)   11,483    25,039
 Purchase of treasury stock       (4,431)     (865)     (759)
 Proceeds from sale of
  treasury stock                     669       948     1,296
 Dividends                        (2,930)   (2,465)   (1,886)
                                 -------   -------   -------
Net cash provided by
 financing activities             59,924    65,306    51,946
                                 -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents            (14,354)   17,105   (14,725)

Cash and cash equivalents at
 beginning of year                57,185    40,080    54,805
                                 -------   -------   -------
Cash and cash equivalents at
 end of period                   $42,831   $57,185   $40,080
                                 =======   =======   =======
Supplemental disclosures:
 Cash paid for income/franchise
  taxes                          $ 3,303   $ 3,090   $ 3,065

 Cash paid for interest          $35,681   $31,318   $27,458

Securities contributed to
 public charitable trust               -         -       220

Other borrowings transferred
 to short-term borrowings        $15,323   $25,500     8,000


See accompanying notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share data)
ONE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations-Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices in Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane County in Wisconsin and Bernalillo County in New Mexico, serving communities in and around those counties. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate and residential real estate.

Principles of Presentation-The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company ("DB&T"); Galena State Bank and Trust Company ("GSB"); Riverside Community Bank ("RCB"); Wisconsin Community Bank ("WCB"), previously Cottage Grove State Bank); New Mexico Bank & Trust ("NMB"); First Community Bank, FSB ("FCB"); Citizens Finance Co.("Citizens"); ULTEA, Inc. ("ULTEA"); DB&T Insurance, Inc.; DB&T Community Development Corp.; DBT Investment Corporation; and Keokuk Bancshares, Inc. dba KBS Investment Corp. All subsidiaries are wholly-owned with the exception of NMB of which Heartland is the 80% owner. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Loans held for sale are stated at the lower of individual cost or estimated fair value. Loans are sold on a nonrecourse basis with either servicing released or retained, and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan.

Mortgage loan servicing rights retained on loans sold to others, which are not material to the financial position or results of operation, are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans as of December 31, 1998 and 1997, were $154,089 and $109,203, respectively. Custodial escrow balances maintained in connection with the loan servicing portfolio were approximately $894 and $667 as of December 31, 1998 and 1997, respectively.

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

Income Taxes-Heartland and its subsidiaries file a consolidated federal income tax return. For state tax purposes, DB&T, GSB, RCB, FCB, WCB and NMB ("Banks")file income or franchise tax returns as required. The other entities file corporate income or franchise tax returns as required by the various states.

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

Earnings Per Share - Basic earning per share, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", is determined using net income and weighted average common shares outstanding. Diluted earnings per share, as defined by SFAS No. 128, is computed by dividing net income by the weighted average common shares outstanding plus the assumed incremental common shares issued upon exercise of stock options. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996 are shown in the table below.

                                      1998      1997      1996
                                     ------    ------    -------
Net income                           $9,021    $8,515    $8,006
                                     ======    ======    ======
Weighted average common shares
 outstanding                          9,463     9,476     9,430
Assumed incremental common shares
 issued upon exercise of stock
 options                                148       143       122
                                     ------    ------    ------
Weighted average common shares
 for diluted earnings per share       9,611     9,619     9,552
                                     ======    ======    ======

Cash Flows-For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Effect of New Financial Accounting Standards - Heartland adopted SFAS No. 130,"Reporting Comprehensive Income,"on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income consists of net income and certain amounts reported directly in stockholders' equity, such as the net unrealized gains or losses on available for sale securities. The statement requires only additional disclosures in the consolidated financial statements; it does not affect Heartland's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

SFAS No. 131,"Disclosure About Segments of an Enterprise and
Related Information," was effective for Heartland for the year beginning January 1, 1998, and established disclosure requirements for segment operations. The adoption had no effect on Heartland's financial statement disclosures.

SFAS No. 132,"Employers' Disclosures About Pensions and Other Postretirement Benefits," was effective for Heartland for the year beginning January 1, 1998, and revises the disclosure requirements for pension and other postretirement benefit plans. The adoption had no effect on Heartland's financial statement disclosures.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for Heartland for the year beginning January 1, 2000. Heartland expects to adopt SFAS No. 133 when required. Management does not believe the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

TWO
ACQUISITIONS

Heartland regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On February 10, 1999, WCB entered into an office purchase and assumption agreement with Bank One Wisconsin to acquire their Monroe bank ("Monroe"). This transaction will require a cash payment of $11,487 which will be funded by Heartland's revolving credit line. Monroe will become a branch of WCB, headquartered in Cottage Grove, Wisconsin. The transaction is subject to regulatory approval and is expected to close in the third quarter of 1999. This transaction will be accounted for as a purchase.

On July 17, 1998, Heartland acquired all of the assets and assumed certain liabilities of Arrow Motors, Inc., a Wisconsin corporation doing business as Lease Associates Group ("LAG") in Milwaukee. With $28,000 in total assets, LAG was merged into ULTEA, Heartland's wholly-owned fleet leasing subsidiary. The stockholders of LAG, at the acquisition date, received 287,644 shares of Heartland common stock and the remaining balance of $1,929 in a promissory note payable over three years bearing a rate of 7.50%. The excess of the purchase price over the fair value of net assets acquired was $632 and is being amortized using the straight-line method over 25 years. The transaction was accounted for as a purchase transaction, and accordingly, the results of operations are included in the consolidated financial statements from the acquisition date. The pro forma effect of the acquisition was not material to the financial statements.

During 1997, Heartland entered into an agreement with a group of New Mexico business leaders to establish a new bank in Albuquerque. NMB opened on May 4, 1998, and Heartland funded the remaining $10,850 of the $12,050 initial capital investment through the use of the revolving credit line.

On March 1, 1997, Heartland acquired Cottage Grove State Bank (subsequently named WCB), a $39,287 Wisconsin state bank located in Cottage Grove, Wisconsin, at a cost of $7,890. The stockholders of Cottage Grove State Bank, at the date of acquisition, received cash of $4,892 and the remaining balance in contracts payable over two, three or four years, at their discretion, bearing rates of 7.00% and 7.50%. The amount paid in excess of the equity of WCB allocated to securities and office property and equipment was $138 and $672, respectively. The amounts are being amortized over the remaining lives of the assets using the methods and lives as described in note one. The remaining purchase price paid in excess of the fair value of net assets acquired was $2,465 and is being amortized using the
straight-line method over 25 years.   This transaction was
accounted for as a purchase; accordingly, WCB's results of operations were included in the consolidated financial statements from the acquisition date.

Pro forma unaudited operating results, giving effect to the WCB acquisition as if it had occurred at the beginning of the years ended December 31, 1997 and 1996 are as follows:

                                 1997         1996
                                 ----         ----

Interest income                $59,749       $54,758
Interest expense                32,037        29,214
Provision for loan losses        1,334         1,492
Noninterest income               8,606         7,623
Noninterest expense             23,075        20,527
                               -------       -------
Income before income taxes      11,909        11,148
Income taxes                     3,374         2,913
                               -------       -------
Net income                     $ 8,535       $ 8,235
                               =======       =======

Earnings per common
 share-basic                   $   .90       $   .87
                               =======       =======


THREE
CASH AND DUE FROM BANKS

The Banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 1998 and 1997 were $1,257 and $1,420 respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity and available for sale securities as of December 31, 1998 and 1997, are summarized as follows:

                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                         --------  --------  ---------  --------

1998

Securities held to
 maturity:
Obligations of
 states and political
 subdivisions            $  2,718  $    153  $      -   $  2,871
                         --------  --------  --------   --------
Total                    $  2,718  $    153  $      -   $  2,871
                         ========  ========  ========   ========

Securities available
 for sale:
U.S. Treasury securities $  1,701  $      8  $      -   $  1,709
U.S. government
 corporations and
 agencies                  76,471     1,005      (115)    77,361
Mortgage-backed
 securities               127,732       817      (232)   128,317
Obligations of states
 and political
 subdivisions              17,281     1,542        (5)    18,818
Corporate debt
 securities                 2,454        40        (1)     2,493
                         --------  --------  ---------  --------
Total debt
 securities               225,639     3,412      (353)   228,698
Equity securities          10,778       647      (353)    11,072
                         --------  --------  ---------  --------
Total                    $236,417  $  4,059  $   (706)  $239,770
                         ========  ========  =========  ========


                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                         --------  --------  --------- ---------

1997

Securities held to
 maturity:
U. S. government
 corporations and
 agencies                $    598  $      2   $     -   $    600
Mortgage-backed
 securities                   325         -         -        325
Obligations of
 states and political
 subdivisions               2,956       119        (1)     3,074
                         --------  --------  --------   --------
Total                    $  3,879  $    121  $     (1)  $  3,999
                         ========  ========  ========   ========

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
                         ========  ========  =========  ========

The amortized cost and estimated fair value of debt securities held to maturity and available for sale at December 31, 1998, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

                                                    Estimated
                                     Amortized         Fair
                                        Cost          Value
                                     ---------      ---------
Securities held to maturity:
 Due in 1 year or less                $     45       $     46
 Due in 1 to 5 years                     1,476          1,516
 Due in 5 to 10 years                      852            925
 Due after 10 years                        345            384
                                      --------       --------

Total                                 $  2,718       $  2,871
                                      ========       ========
Securities available for sale:
 Due in 1 year or less                $ 76,384       $ 76,733
 Due in 1 to 5 years                   127,862        129,024
 Due in 5 to 10 years                    5,111          5,332
 Due after 10 years                     16,282         17,609
                                      --------       --------
Total                                 $225,639       $228,698
                                      ========       ========

As of December 31, 1998, securities with a market value of $111,819 were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 1998, 1997 and 1996, are summarized as follows:

                                1998         1997        1996
                              --------    --------     --------
Securities sold:
 Proceeds from sales          $30,204     $24,033      $24,368
 Gross security gains           1,945       1,526        2,240
 Gross security losses             48          80          351

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 1998 and 1997, were as follows:

                                        1998           1997
                                      ------         ------
Loans:
Commercial and commercial
 real estate                         $277,765       $242,868
Residential mortgage                  156,415        175,268
Agricultural and agricultural
 real estate                           77,211         69,302
Consumer                               72,642         64,223
                                     --------       --------
Loans, gross                          584,033        551,661
Unearned discount                      (2,136)        (2,077)
Deferred loan fees                       (272)          (349)
                                     --------       --------
Loans, net                            581,625        549,235
                                     --------       --------
Direct financing leases:
 Gross rents receivable                 7,281          6,240
 Estimated residual value               2,514          2,097
 Unearned income                       (1,287)        (1,166)
                                     --------       --------
 Direct financing leases, net           8,508          7,171
                                     --------       --------
Allowance for possible loan and
 lease losses                          (7,945)        (7,362)
                                     --------       --------
Loans and leases, net                $582,188       $549,044
                                     ========       ========

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December
31, 1998, were as follows: 1999 $2,898; 2000, $2,032; 2001,
$1,928; 2002, $1,548; 2003, $973 and thereafter, $416.

As DB&T is the largest subsidiary of Heartland, the majority of the loan portfolio is concentrated in northeast Iowa, northwest
Illinois and southwest Wisconsin.

Loans and leases on a nonaccrual status amounted to $1,324 and $1,819 at December 31, 1998 and 1997, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $176 and $208, respectively. Nonaccrual loans of $314 and $1,163 were not subject to a related allowance for loan and lease losses at December 31, 1998 and 1997, respectively, because of the net realizable value of loan collateral, guarantees and other factors. The average balances of nonaccrual loans for the years ended December 31, 1998, 1997 and 1996 were $1,437, $1,585 and
$1,212, respectively. For the years ended December 31, 1998, 1997 and 1996, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $59, $87 and $108, respectively and interest income actually recorded amounted to approximately $10, $9 and $7, respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland.
The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended
December 31, 1998, were as follows:

                                                    1998
                                                  --------
Balance at beginning of year                      $15,415
New loans                                           5,910
Repayments                                          9,815
                                                  --------
Balance at end of year                            $11,510
                                                  ========

SIX
ALLOWANCE FOR POSSIBLE
LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                        1998    1997      1996
                                      ------   ------    ------
Balance at beginning of year          $7,362   $6,191    $5,580
Provision for possible loan and
 lease losses                            951    1,279     1,408
Recoveries on loans and leases
 previously charged off                  455      145       129
Loans and leases charged off            (823)    (584)     (926)
Additions related to acquisitions          -      331         -
                                      ------   ------    ------
Balance at end of year                $7,945   $7,362    $6,191
                                      ======   ======    ======

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 1998 and 1997, were as follows:

                                            1998      1997
                                          -------   -------
Land and land improvements                $ 3,366   $ 2,107
Buildings and building improvements        15,787    15,366
Furniture and equipment                    12,349     9,831
                                          -------   -------
Total                                      31,502    27,304
Less accumulated depreciation             (11,722)  (10,120)
                                          -------   -------
Premises, furniture and equipment, net    $19,780   $17,184
                                          =======   =======

Depreciation expense on premises, furniture and equipment was $1,730 for 1998, $1,443 for 1997 and $1,121 for 1996.

EIGHT
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 1998 and 1997, were $62,293 and $38,885, respectively. At December 31, 1998, the scheduled maturities of time certificates of deposit were as follows:

                                     1998
                                   ---------
1999                               $190,684
2000                                108,941
2001                                 24,238
2002                                 12,863
2003 thereafter                      17,428
                                   --------
Total                              $354,154
                                   ========

Interest expense on deposits for the years ended December 31, 1998, 1997 and 1996, was as follows:

                                       1998      1997      1996
                                      ------    ------    ------
Savings and insured money
 market accounts                     $ 9,512   $ 8,317   $ 7,474
Time certificates of deposit in
 denominations of $100 or more         2,905     1,961     2,131
 Other time deposits                  16,228    15,487    13,585
                                     -------   -------   -------
Interest expense on deposits         $28,645   $25,765   $23,190
                                     =======   =======   =======

NINE
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 1998 and 1997, were as follows:

                                            1998      1997
                                          -------   -------
Securities sold under
 agreements to repurchase                 $36,716   $45,328
Federal funds purchased                    13,175     6,550
Federal Home Loan Bank ("FHLB")
 advances                                  14,504    27,500
U.S. Treasury demand note                   3,636    15,728
Notes payable on leased assets              6,423       310
Contracts payable to previous
 owners of LAG for acquisition                643         -
Contracts payable to previous
 stockholders of WCB for
 acquisition                                  823       823
                                          -------   -------
Total                                     $75,920   $96,239
                                          =======   =======

See Note 11 related to collateral pledged for FHLB advances.

All repurchase agreements as of December 31, 1998 and 1997, were due within six months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 1998, 1997 and 1996, were as follows:

                                      1998      1997      1996
                                    --------  -------   -------
Maximum month-end balance           $102,313  $96,239   $56,358
Average month-end balance             80,277   73,170    42,025
Weighted average interest
 rate for the year                      5.19%    5.32%     5.24%
Weighted average interest
 rate at year-end                       5.00     5.49      5.75

TEN
INCOME TAXES

Income taxes for the years ended December 31, 1998, 1997 and 1996, were as follows:
                                     Current   Deferred  Total
                                     -------------------------
1998:
Federal                              $2,900    $  300    $3,200
State                                   577       (20)      557
                                     ------    ------    ------
Total                                $3,477    $  280    $3,757
                                     ======    ======    ======
1997:
Federal                              $2,977    $  (47)   $2,930
State                                   428       (20)      408
                                     ------    ------    ------
Total                                $3,405    $  (67)   $3,338
                                     ======    ======    ======
1996:
Federal                              $2,291    $  (42)   $2,249
State                                   500       (64)      436
                                     ------    ------    ------
Total                                $2,791    $ (106)   $2,685
                                     ======    ======    ======

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon Heartland's level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax liabilities and assets for the years ended December 31, 1998 and 1997, were as follows:



                                         1998        1997
                                       ------      ------

Deferred tax assets:
Allowance for possible loan
 and lease losses                       $ 2,997     $ 2,710
Deferred compensation                       244         240
Securities                                  136           -
Net operating loss                          468         225
                                        -------     -------
Gross deferred tax assets               $ 3,845     $ 3,175
                                        -------     -------

Deferred tax liabilities:
Unrealized gain on securities
 available for sale                     $(1,246)    $(1,519)
Fixed assets                             (4,470)     (1,440)
Leases                                   (1,360)     (1,360)
Tax bad debt reserves                      (697)       (830)
Securities                                    -        (145)
Prepaid expenses                           (165)       (120)
Other                                       (30)        (35)
                                        -------     -------
Gross deferred tax liabilities          $(7,968)    $(5,449)
                                        -------     -------
Net deferred tax (liability)            $(4,123)    $(2,274)
                                        ========    ========

The actual income taxes differ from the expected amounts
(computed by applying the U.S. federal corporate tax rate of 35% for 1998, 1997 and 1996, to income before income taxes) as follows:

                                      1998      1997      1996
                                     --------------------------

Computed "expected" amount           $4,472    $4,149    $3,742
Increase (decrease) resulting from:
Nontaxable interest income             (511)     (510)     (560)
State income taxes, net of federal
 tax benefit                            360       260       280
Appreciated property contributed          -         -      (230)
Graduated income tax rates             (100)     (100)     (110)
Tax credits                            (440)     (440)     (440)
Other                                   (24)      (21)        3
                                     ------    ------    ------
Income taxes                         $3,757    $3,338    $2,685
                                     ======    ======    ======

Effective tax rates                    29.4%     28.2%     25.1%
                                     ======    ======    =======

Heartland has investments in certain low-income housing projects totaling $6,104 and $6,028 as of December 31, 1998 and 1997, respectively, which are included in other assets in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately
$440 per year through 2005.

ELEVEN
OTHER BORROWINGS

Other borrowings at December 31, 1998 and 1997, were
as follows:
                                              1998      1997
                                             -------   -------
Advances from the FHLB;
 weighted average maturity dates at
 December 31, 1998 and 1997, were
 July, 2002 and August, 2001,
 respectively; and weighted average
 interest rates were 6.12% and 6.06%,
 respectively                                $26,114   $36,900
Notes payable on leased assets with
 interest rates varying from 5.87% to
 9.50%                                        12,845       622
Revolving credit line                         16,200     3,500
Contracts payable to previous stock-
 holders of LAG for acquisition due
 over a three-year schedule at 7.50%
 through July, 2001.                           1,286         -
Contracts payable to previous stock-
 holders of WCB for acquisition due
 in annual payments over two-, three- or
 four-year schedules at interest rates
 of 7.00% to 7.50% through March, 2001         1,178     2,001
                                             -------    ------
Total                                        $57,623   $43,023
                                             =======   =======

DB&T, GSB, FCB and RCB are members of the FHLB of Des Moines or of Chicago. The advances from the FHLB are collateralized by the Banks' investment in FHLB stock of $3,659 and $6,431 at December 31, 1998, and December 31, 1997, respectively. Additional collateral is provided by the Banks' one-to-four unit residential mortgages totaling $116,520 at December 31, 1998, and $142,777 at December 31, 1997.

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

Future payments at December 31, 1998, for all other borrowings were as follows:

2000                $ 18,664
2001                  23,854
2002                   7,005
2003                   1,505
Thereafter             6,595
                    --------
Total               $ 57,623
                    ========

TWELVE
EMPLOYEE BENEFIT PLANS

Heartland sponsors retirement plans covering substantially all employees. Contributions to the plans are subject to approval by the Heartland Board of Directors, and the Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $435 for 1998, $418 for 1997 and $382 for 1996.

Heartland also has a non-contributory, defined contribution pension plan covering substantially all employees. Annual contributions are based upon 5% of qualified compensation as defined in the plan. Costs charged to operating expense were $435 for 1998, $418 for 1997 and $382 for 1996. Heartland also has an employee savings plan covering substantially all employees. Under the employee savings plan, the Heartland subsidiaries make matching contributions of up to 2% of the participants' wages. Costs charged to operating expenses were $161 for 1998, $150 for 1997 and $140 for 1996.

THIRTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 1998, for all non-cancelable leases were as follows:

1999                     $264
2000                       90
2001                       60
2002                       22
2003                       22
Thereafter                 89
                         ----
Total                    $547
                         ====

Rental expense for premises and equipment leased under operating leases was $268 for 1998, $78 for 1997 and $128 for 1996.

In the normal course of business, the Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements.
The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 1998 and 1997, commitments to extend credit aggregated $229,332 and $140,677 and standby letters of credit aggregated $6,230 and $5,267, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

FOURTEEN
STOCK PLANS

Heartland's Stock Option Plan ("Plan") is administered by the Compensation Committee ("Committee") of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the Plan, 1,200,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Committee, but the exercise price for the incentive stock options may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 1998 and 1997 respectively, there were 468,519 and 628,006 shares available for issuance under the Plan.

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

A summary of the status of the Plan as of December 31, 1998, 1997 and 1996, and changes during the years ended follows:

                       1998             1997             1996
                     Weighted-        Weighted-        Weighted-
                      Average          Average          Average
               Shares Exercise Shares Exercise  Shares Exercise
               (000)   Price   (000)    Price   (000)    Price
               ------ -------- ------ --------  ------ ---------
Outstanding
 at beginning
 of year         522     $ 9     392     $ 8      248    $ 8
Granted          196      15     146      12      222      9
Exercised        (28)     15      (4)     13      (47)    11
Forfeited        (36)     16     (12)     13      (31)    11
                 ----            ----             ---
Outstanding at
 end of year     654     $10     522     $ 9      392    $ 8
                 ====            ===              ===
Options
 exercisable
 at end of year    6     $12       6     $12        6    $12
Weighted-average
 fair value of
 options
 granted during
 the year      $3.65           $3.83           $2.07


As of December 31, 1998 and 1997, options outstanding had exercise prices ranging from $8 to $14.75 per share and a weighted-average remaining contractual life of 7.40 and 8.00 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:



                            1998         1997        1996
                           ------       ------       ------
Risk-free interest rate      5.75%       6.30%        5.68%
Expected option life      10 Years      10 Years    10 Years
Expected volatility         24.27%      24.27%       28.62%
Expected dividends           1.76%       2.17%        2.29%

Heartland applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost for its stock options has been recognized in the financial statements. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 "Accounting for Stock-Based Compensation", Heartland's net income would have been reduced to the pro forma amounts indicated below:

                            1998        1997           1996
                            ----        ----           ----

Net income as reported      $9,021      $8,515        $8,006
Pro forma                    8,745       8,317         7,853

Earnings per share-basic
 as reported                $  .95      $  .90        $  .85
Pro forma                      .92         .88           .83
Earnings per share-diluted
 as reported                $  .94      $  .89        $  .84
Pro forma                      .91         .86           .82


Pro forma net income reflects only options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 400,000 shares is available for sale under the ESPP. For the years ended December 31, 1998 and 1997, Heartland approved a price of 100% of fair market value at December 31, 1997 and December 31, 1996, respectively. At December 31, 1998 and 1997, respectively, 15,333 and 19,146 shares were purchased under the ESPP at no charge to Heartland's earnings.

During each of the years ended December 31, 1998, 1997 and 1996, Heartland acquired shares for use in the executive stock purchase plan, the Plan and the ESPP. Shares acquired totaled 290,924, 65,670 and 74,618 for 1998, 1997 and 1996, respectively.

In 1991, Heartland adopted a stock purchase plan which provides executive officers of Heartland and the Banks the opportunity to purchase up to a cumulative total of 400,000 common shares of Heartland stock. Under this plan, Heartland may issue treasury shares at a price equal to the price paid when acquired as treasury shares. Cumulative shares sold through December 31, 1997 under the plan were 399,800. Total compensation expense associated with this plan was $267 and $42 for 1997 and 1996, respectively. No additional shares are anticipated to be issued under this plan. A summary of the activity in the executive restricted stock purchase plan for the years ended December 31, 1997 and 1996 follows:

                               1997        1996
                              -------     -------
Granted                        55,268     139,076
Exercised                      55,068      83,808
Forfeited                         200      55,268
Average Offering Price        $  8.10     $  8.10

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

                              December 31,        December 31,
                                 1998                1997
                           -------------------------------------
                           Carrying    Fair    Carrying    Fair
                            Amount    Value     Amount    Value
                           -------------------------------------
Financial Assets:
 Cash and cash equivalents  $ 42,831 $ 42,831  $ 57,185 $ 57,185
 Time deposits in other
  banks                        6,127    6,127       194      194
 Securities available for
  sale                       239,770  239,770   197,869  197,869
 Securities held to
  maturity                     2,718    2,871     3,879    3,999
 Loans and leases, net of
  unearned                   590,133  594,185   556,406  558,515
Financial Liabilities:
 Demand deposits            $ 70,871 $ 70,871  $ 60,950 $ 60,950
 Savings deposits            292,852  292,852   252,292  252,292
 Time deposits               354,154  358,044   310,290  310,869
 Short-term borrowings        75,920   75,920    96,239   96,239
 Other borrowings             57,623   58,872    43,023   43,288


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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Banks met all capital adequacy requirements to which they were subject.

As of December 31, 1998, the most recent notification from the FDIC categorized each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.


The Banks' actual capital amounts and ratios are also presented in the table below.


                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 1998
Total Capital (to Risk-
 Weighted Assets)

  Consolidated   $89,093  12.13% $58,757  >8.0%      N/A
  DB&T            44,380  10.10   35,144  >8.0    $43,930 >10.0%
  GSB             10,850  13.66    6,353  >8.0      7,941 >10.0
  FCB              9,385  13.53    5,551  >8.0      6,939 >10.0
  RCB              4,818  11.23    3,431  >8.0      4,288 >10.0
  WCB              4,774  13.60    2,809  >8.0      3,511 >10.0
  NMB             14,901  45.85    2,600  >8.0      3,250 >10.0

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated   $81,149  11.05% $29,379  >4.0%      N/A
  DB&T            39,960   9.10   17,572  >4.0    $26,358 >6.0%
  GSB              9,857  12.41    3,177  >4.0      4,765 >6.0
  FCB              8,516  12.27    2,776  >4.0      4,163 >6.0
  RCB              4,398  10.26    1,715  >4.0      2,573 >6.0
  WCB              4,358  12.41    1,405  >4.0      2,107 >6.0
  NMB             14,535  44.72    1,300  >4.0      1,950 >6.0

Tier 1 Capital
 (to Average Assets)
  Consolidated   $81,149   8.58% $37,810  >4.0%      N/A
  DB&T            39,960   7.38   21,670  >4.0    $27,088 >5.0%
  GSB              9,857   7.76    5,082  >4.0      6,353 >5.0
  FCB              8,516   8.36    4,073  >4.0      5,092 >5.0
  RCB              4,398   7.03    2,502  >4.0      3,127 >5.0
  WCB              4,358   9.14    1,908  >4.0      2,385 >5.0
  NMB             14,535  40.62    1,431  >4.0      1,789 >5.0


                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 1997
Total Capital (to Risk-
 Weighted Assets)

  Consolidated   $78,995  12.71% $49,707  >8.0%      N/A
  DB&T            43,180  10.92   31,629  >8.0    $39,537 >10.0%
  GSB              9,526  13.09    5,821  >8.0      7,276 >10.0
  FCB              9,068  11.05    6,563  >8.0      8,204 >10.0
  RCB              3,710  12.04    2,465  >8.0      3,081 >10.0
  WCB              4,855  18.32    2,120  >8.0      2,650 >10.0

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated   $71,713  11.54% $24,854  >4.0%       N/A
  DB&T            38,754   9.80   15,815  >4.0    $23,722 > 6.0%
  GSB              8,615  11.84    2,910  >4.0      4,366 > 6.0
  FCB              8,197   9.99    3,282  >4.0      4,922 > 6.0
  RCB              3,354  10.89    1,232  >4.0      1,849 > 6.0
  WCB              4,524  17.07    1,060  >4.0      1,590 > 6.0

Tier 1 Capital
 (to Average Assets)
  Consolidated   $71,713   8.76% $32,729  >4.0%       N/A
  DB&T            38,754   7.81   19,841  >4.0    $24,801 > 5.0%
  GSB              8,615   7.06    4,883  >4.0      6,103 > 5.0
  FCB              8,197   7.53    4,355  >4.0      5,444 > 5.0
  RCB              3,354   7.79    1,723  >4.0      2,153 > 5.0
  WCB              4,524  11.11    1,628  >4.0      2,035 > 5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings which could be available for the payment of dividends to Heartland totaled approximately $33,220 as of December 31, 1998, under the most restrictive minimum capital requirements.

SEVENTEEN
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc.
is as follows:

Balance Sheets
December 31,                                 1998        1997
                                           ---------   ---------
Assets:
 Cash and interest bearing deposits       $    695     $    716
 Investment in subsidiaries                100,585       80,584
 Other assets                                1,442        1,703
 Due from subsidiaries                           -        1,350
                                          ---------    ---------
  Total                                   $102,722     $ 84,353
                                          =========    =========
Liabilities
 and stockholders' equity:
Liabilities:
 Contracts payable for acquisition of
  WCB                                     $  2,001     $  2,824
 Notes payable                              16,200        3,500
 Accrued expenses and other liabilities        251          257
                                          ---------    ---------
  Total liabilities                         18,452        6,581
                                          ---------    ---------
Stockholders' equity:
 Common stock                                9,707        4,854
 Capital surplus                            10,131       13,706
 Retained earnings                          65,007       58,914
 Accumulated other comprehensive
  income                                     2,107        2,545
 Treasury stock                             (2,682)      (2,247)
                                          ---------    ---------
Total stockholders' equity                  84,270       77,772
                                          ---------    ---------
Total                                     $102,722     $ 84,353
                                          =========    =========


Income Statements for the
Years Ended December 31,            1998      1997      1996
                                   ------    ------    ------
Operating revenues:
Dividends from subsidiaries        $7,413    $2,621    $5,611
Other                                 173        10         4
                                   ------    ------    ------
Total operating revenues            7,586     2,631     5,615
                                   ------    ------    ------
Operating expenses:
Interest                            1,115       208         -
Outside services                      151       219       197
Other operating expenses              442       350       443
                                   ------    ------    ------
Total operating expenses            1,708       777       640
                                   ------    ------    ------
Equity in undistributed earnings    2,684     6,398     2,815
                                   ------    ------    ------
Income before income tax benefit    8,562     8,252     7,790
Income tax benefit                    459       263       216
                                   ------    ------    ------
Net income                         $9,021    $8,515    $8,006
                                   ======    ======    ======

Statements of Cash Flows For
the Years Ended December 31,        1998      1997      1996
                                   ------    ------    ------

Cash flows from operating
 activities:
Net income                       $ 9,021   $ 8,515   $ 8,006
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Undistributed earnings of
 subsidiaries                     (2,684)   (6,398)   (2,815)
(Increase) decrease in due
  from subsidiaries                1,350    (1,135)     (215)
Increase (decrease) in other
  liabilities                         (6)      167       (54)
(Increase) decrease in other
  assets                             261    (1,499)     (178)
                                 -------   -------   -------
Net cash provided (used)
 by operating activities           7,942      (350)    4,744
                                 -------   -------   -------
Cash flows from investing
 activities:
Capital injections for
 subsidiaries                    (13,152)   (2,855)     (543)
Payments for purchase of
 subsidiaries                          -    (7,890)        -
Retirement of subsidiary stock         -     4,500         -
Other                                  4         -         -
                                 -------   -------   -------
Net cash used by
 investing activities            (13,148)   (6,245)     (543)
                                 -------   -------   -------
Cash flows from financing
 activities:
Payments on other borrowings      (7,018)   (1,042)        -
Proceeds from contracts payable        -     3,865         -
Proceeds from notes payable       18,895     3,500         -
Cash dividends paid               (2,930)   (2,465)   (1,886)
Purchase of treasury stock        (4,431)     (865)     (759)
Sale of treasury stock               669     1,110     1,296
                                 -------   -------   -------

Net cash provided (used) by
 financing activities              5,185     4,103    (1,349)
                                 -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents                (21)   (2,492)    2,852
Cash and cash equivalents at
 beginning of year                   716     3,208       356
                                 -------   -------   -------
Cash and cash equivalents at
 end of year                     $   695   $   716   $ 3,208
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

The consolidated financial statements as of December 31, 1998, 1997 and 1996, of Heartland Financial USA, Inc. and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; First Community Bank, FSB; DB&T Insurance, Inc.; DB&T Community Development Corp.; Citizens Finance Co.; ULTEA, Inc.; Keokuk Bancshares, Inc. (dba KBS Investment Corp); and DBT Investment Corporation were audited by independent certified public accountants. Their role is to render independent professional opinions of the fairness of the consolidated financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Des Moines, IA
January 21, 1999


ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 1999 annual meeting of stockholders dated April 5, 1999, (the "1999" Proxy Statement") under the caption "Election of Directors" and under the caption "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the Board of Directors. The names and ages of the executive officers of Heartland as of December 31, 1998, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.


                                        Position with Heartland
                                         and Subsidiaries
     Name                Age            and Principal Occupation

Lynn B. Fuller                     49   Director and President
                                        of Heartland; Director,
                                        President and Chief Executive
                                        Officer of DB&T; Director of
                                        GSB, FCB, WCB, NMB, Keokuk,
                                        DB&T Insurance, Citizens, DBT
                                        Investment and DB&T
                                        Development; President of
                                        DB&T Insurance, DB&T
                                        Development and Citizens;
                                        Chairman and Director of RCB;
                                        Chairman and Director of
                                        ULTEA.

Lynn S. Fuller                     74   Chairman of the Board
                                        and Chief Executive Officer
                                        of Heartland; Director and
                                        Vice Chairman of the Board of
                                        DB&T; Director of DB&T
                                        Insurance, Citizens and DB&T
                                        Development

James A. Schmid                    75   Vice Chairman of the
                                        Board of Heartland; Chairman
                                        of the Board of DB&T;
                                        Director of DB&T Insurance,
                                        Citizens and DB&T Development

John K. Schmidt                    39   Executive Vice President
                                        and Chief Financial Officer
                                        of Heartland; Senior Vice
                                        President and Chief Financial
                                        Officer of DB&T; Treasurer of
                                        DB&T Insurance and Citizens;
                                        Director of DBT Investment;
                                        Vice President and Assistant
                                        Secretary of ULTEA

Kenneth J. Erickson                47   Senior Vice President of
                                        Heartland; Senior Vice
                                        President, Lending of DB&T;
                                        Senior Vice President of Cit-
                                        izens; Director of ULTEA

Edward H. Everts                   47   Senior Vice President,
                                        Heartland; Senior Vice
                                        President of Operations and
                                        Retail Banking of DB&T

Douglas J. Horstmann               45   Senior Vice President,
                                        Lending of Heartland; Senior
                                        Vice President, Lending of
                                        DB&T; Executive Vice
                                        President of DB&T Development

Paul J. Peckosh                    53   Senior Vice President,
                                        Trust of DB&T


Mr. Lynn B. Fuller is the son of Mr. Lynn S. Fuller. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a director of Heartland and of DB&T since 1984 and has been President of Heartland and DB&T since 1987. He has been a director of GSB since its acquisition by Heartland in 1992 and of Keokuk and FCB since the merger in 1994. Mr. Fuller joined DB&T in 1971 as a consumer loan officer and was named DB&T's Executive Vice President and Chief Executive Officer in 1985. He was named Chairman and Director of RCB in conjunction with the opening of the de novo operation in 1995, Director of WCB in conjunction with the purchase of Cottage Grove State Bank in 1997 and Director of NMB in conjunction with the opening of the de novo bank in 1998.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information in the 1999 Proxy Statement, under the caption
"Executive Compensation" is incorporated by reference, except for the information contained under the heading "Compensation
Committee Report on Executive Compensation" and "Stockholder
Return Performance Presentation."

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 1999 Proxy Statement, under the caption
"Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 1999 Proxy Statement under the caption
"Transactions with Management" is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 1999.

Heartland Financial USA, Inc.


By:
   /s/ Lynn S. Fuller               /s/ John K. Schmidt
   ------------------------         ------------------------
   Lynn S. Fuller                   John K. Schmidt
   Chairman and                     Executive Vice President
   Principal Executive Officer      and Principal Financial
                                    and Accounting Officer

Date: March 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 1999.

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

          4.1  Specimen Stock Certificate of Heartland
          Financial USA, Inc. (Exhibit 4.1 to the
          Registration Statement on Form S-4 filed with the
          Commission May 4, 1994, as amended (SEC File No. 33-
          76228)

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

          10.4 Heartland Financial Money Purchase Pension Plan and Defined Contribution Master Plan and Trust
          Agreement dated January 1, 1995. (Filed as Exhibit
          10.21 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

          10.5 Dubuque Bank and Trust Company Executive Death Benefit Program Plan Revisions, Enrollment Booklet, and Universal Life Split-Dollar Agreement effective December 1, 1995, and similar agreement are in place at Galena State Bank and Trust Company, First
          Community Bank, FSB, Riverside Community
          Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA. (Filed as Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

          10.6 Investment Center Agreement between Focused Investment LLC and Heartland Financial USA, Inc. dated August 1, 1995. (Filed as Exhibit 10.30 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

          10.7  Heartland Financial USA, Inc. Employee Stock
          Purchase Plan effective January 1, 1996.
          (Filed in conjunction with Form S-8 on June 18, 1996, and incorporated by reference herein.)

          10.8 License and Service Agreement, Software License Agreement, and Professional Services Agreement between Fiserv and Heartland Financial USA, Inc. dated June 21, 1996. (Filed as Exhibit 10.43 to Registrant's form 10Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

          10.9 The Stock Purchase Agreement between Heartland Financial USA, Inc. and the stockholders of Cottage Grove State Bank dated November 8, 1996. (Filed as
          Exhibit 10.36 to Registrant's Form 10K for the fiscal year ended December 31, 1996, and incorporated by reference herein.)


          10.10 Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed New Mexico Bank dated November 5, 1997. (Filed as Exhibit 10.23 to
          Registrant's Form 10K for the fiscal year ended
          December 31, 1997, and incorporated by reference herein.)

          10.11  Change of Control Agreements including Golden
          Parachute Payment Adjustments and Restrictive Covenants between Heartland Financial USA, Inc. and Executive Officers dated January 1, 1999.

          10.12  Change of Control Agreements between Heartland
          Financial USA, Inc. and Executive Officers dated
          January 1, 1999.

          10.13 Heartland Financial USA, Inc. Health Care Plan dated January 1, 1999.

          10.14 Letter Agreement between Wisconsin Community Bank and Bank One Wisconsin dated February 9, 1999.

          10.15 Office Purchase and Assumption Agreement by and between Bank One Wisconsin and Wisconsin Community Bank dated
          February 9, 1999, excluding Schedules A through S.

          11.  Statement re Computation of Per Share Earnings

          21.1  Subsidiaries of the Registrant

          23.1  Consent of KPMG Peat Marwick LLP

          27.1  Financial Data Schedule

          99.1 1999 Proxy Statement (only such parts as are incorporated by reference into this Form 10-K)