Form 10-Q
period 1999-03-31
HEARTLAND FINANCIAL USA INC
filed 1999-05-14
CIK 920112

Submitted pursuant to Rule 901(d) of Regulation S-T


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended March 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 10, 1999, the Registrant had outstanding
9,516,357 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)


                                           3/31/99     12/31/98
                                         (Unaudited)
                                         -----------   --------

ASSETS
Cash and due from banks                   $ 26,475     $ 25,355
Federal funds sold                           1,688       17,476
                                          ---------    ---------
Cash and cash equivalents                   28,163       42,831
Time deposits in other
 financial institutions                      6,131        6,127
Securities:
 Available for sale-at market
  (cost of $237,415 for 1999 and
  $236,417 for 1998)                       238,888      239,770
 Held to maturity-at cost
  (approximate market value of $2,860
  for 1999 and $2,871 for 1998)              2,718        2,718
Loans and leases:
 Held for sale                              11,425       10,985
 Held to maturity                          633,488      579,148
Allowance for possible loan and
 lease losses                               (8,458)      (7,945)
                                          ---------    ---------
Loans and leases, net                      636,455      582,188
Assets under operating leases               35,656       34,622
Premises, furniture and equipment, net      20,163       19,780
Other real estate, net                         800          857
Other assets                                26,161       24,892
                                          ---------    ---------
TOTAL ASSETS                              $995,135     $953,785
                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                   $ 74,676     $ 70,871
 Savings                                   303,417      292,852
 Time                                      357,487      354,154
                                          ---------    ---------
Total deposits                             735,580      717,877
Short-term borrowings                      104,109       75,920
Accrued expenses and other liabilities      17,099       18,095
Other borrowings                            54,200       57,623
                                          ---------    ---------
TOTAL LIABILITIES                          910,988      869,515
                                          ---------    ---------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                     -            -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares; issued,
 9,707,252 shares at March 31, 1999,
 and December 31, 1998)                      9,707        9,707
Capital surplus                             14,984       14,984
Retained earnings                           61,532       60,154
Accumulated other comprehensive income         905        2,107
Treasury stock at cost
 (188,447 and 172,173 shares at March
 31, 1999, and December 31, 1998,
 respectively)                              (2,981)      (2,682)
                                          ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  84,147       84,270
                                          ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $995,135     $953,785
                                          =========    =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                         Three Months Ended
                                        3/31/99        3/31/98
                                        --------       --------
INTEREST INCOME:
Interest and fees on loans and leases   $ 12,821       $ 12,207
Interest on securities:
 Taxable                                   3,020          2,816
 Nontaxable                                  292            293
Interest on federal funds sold                53            373
Interest on interest bearing deposits
 in other financial institutions             101             57
                                        --------       --------
TOTAL INTEREST INCOME                     16,287         15,746
                                        --------       --------
INTEREST EXPENSE:
Interest on deposits                       7,192          6,670
Interest on short-term borrowings          1,014          1,188
Interest on other borrowings                 880            698
                                        --------       --------
TOTAL INTEREST EXPENSE                     9,086          8,556
                                        --------       --------
NET INTEREST INCOME                        7,201          7,190
Provision for possible loan
 and lease losses                            534            350
                                        --------       --------
NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE LOAN
 AND LEASE LOSSES                          6,667          6,840
                                        --------       --------
OTHER INCOME:
Service charges and fees                     866            698
Trust fees                                   594            496
Brokerage commissions                        105             72
Insurance commissions                        202            253
Securities gains, net                        523            661
Rental income on operating leases          3,623            398
Gain on sale of loans                        407            273
Other                                        206             97
                                        --------       --------
TOTAL OTHER INCOME                         6,526          2,948
                                        --------       --------
OTHER EXPENSES:
Salaries and employee benefits             4,417          3,562
Occupancy                                    463            377
Furniture and equipment                      531            495
Depreciation on equipment under
 operating leases                          2,640            284
Outside services                             449            260
FDIC deposit insurance assessment             31             32
Advertising                                  263            175
Other operating expenses                   1,339          1,028
                                        --------       --------
TOTAL OTHER EXPENSES                      10,133          6,213
                                        --------       --------
INCOME BEFORE INCOME TAXES                 3,060          3,575
Income taxes                                 921          1,094
                                        --------       --------
NET INCOME                              $  2,139       $  2,481
                                        ========       ========

EARNINGS PER COMMON SHARE-BASIC         $   0.22       $   0.26
EARNINGS PER COMMON SHARE-DILUTED           0.22           0.26
CASH DIVIDENDS DECLARED
 PER COMMON SHARE                       $   0.08       $  0.075

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------

Balance at January 1, 1998         $ 4,854   $13,706   $58,914
Net Income-First three months
  1998                                                   2,481
Unrealized gain (loss) on
 securities available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared(1):
 Common, $.075 per share                                  (711)
Purchase of 21,964 shares
 of common stock
Sale of 2,396 shares
 of common stock                                  24
                                   -------   -------   -------
Balance at March 31, 1998          $ 4,854   $13,730   $60,684
                                   =======   =======   =======


Balance at January 1, 1999         $ 9,707    $14,984  $60,154
Net Income-First three months
  1999                                                   2,139
Unrealized gain (loss) on
 securities available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $.08 per share                                   (761)
Purchase of 16,301 shares
 of common stock
Sale of 27 shares
 of common stock
                                   -------   -------   -------
Balance at March 31, 1999          $ 9,707   $14,984   $61,532
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                                 Income       Stock     Total
                              -------------  --------   -----

Balance at January 1, 1998         $ 2,545   $(2,247)  $77,772
Net Income-First three months
  1998                                                   2,481
Unrealized gain (loss) on
 securities available for sale          53                  53
Reclassification adjustment for
 gains realized in net income         (661)               (661)
Income taxes                           207                 207
                                                       -------
Comprehensive income                                     2,080
Cash dividends declared (1):
 Common, $.075 per share                                  (711)
Purchase of 21,964 shares
 of common stock                                (645)     (645)
Sale of 2,396 shares
 of common stock                                  42        66
                                   -------   -------   -------
Balance at March 31, 1998          $ 2,144   $(2,850)  $78,562
                                   =======   =======   =======

Balance at January 1, 1999         $ 2,107   $(2,682)  $84,270
Net Income-First three months
  1999                                                   2,139
Unrealized gain (loss)on
 securities available for sale      (1,298)             (1,298)
Reclassification adjustment for
 gains realized in net income         (523)               (523)
Income taxes                           619                 619
                                                       -------
Comprehensive income                                       937
Cash dividends declared:
 Common, $.08 per share                                   (761)
Purchase of 16,301 shares
 of common stock                                (300)     (300)
Sale of 27 shares
 of common stock                                   1         1
                                   -------   -------   -------
Balance at March 31, 1999          $   905   $(2,981)  $84,147
                                   =======   =======   =======
(1) Restated to reflect two-for-one stock split effected in the form of a stock dividend on June 30, 1998.

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Three Months Ended
                                        3/31/99        3/31/98
                                        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED FROM OPERATING
 ACTIVITIES                             $  2,759       $  6,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                     (4)             -
Proceeds on maturities of time
 deposits                                      -              -
Proceeds from the sale of
 securities available for sale             9,340          1,144
Proceeds from the maturity of and
 principal paydowns on
 securities held to maturity                   -            306
Proceeds from the maturity of and
 principal paydowns on
 securities available for sale            16,472          5,999
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity            -            204
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale     21,367          6,459
Purchase of securities available
 for sale                                (37,526)        (2,245)
Purchase of mortgage-backed
 securities available for sale            (9,667)       (15,692)
Net increase in loans and leases         (54,645)       (10,164)
Net increase in assets under operating
 leases                                   (3,674)        (1,536)
Capital expenditures                        (867)          (346)
Proceeds on sale of fixed assets               -              8
Proceeds on sale of repossessed assets       136              4
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (59,068)       (15,859)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts            14,370         (4,698)
Net increase in time deposit accounts      3,333          8,420
Net increase in other borrowings           2,172          4,327
Net increase (decrease) in short-term
 borrowings                               22,594        (19,871)
Purchase of treasury stock                  (300)          (645)
Proceeds from sale of treasury stock         233            296
Dividends                                   (761)          (711)
                                        ---------      ---------
NET CASH PROVIDED (USED)
 BY FINANCING ACTIVITIES                  41,641        (12,882)
                                        ---------      ---------
Net decrease in cash and cash
 equivalents                             (14,668)       (22,266)
Cash and cash equivalents at
 beginning of year                        42,831         57,185
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 28,163       $ 34,919
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $     73       $    245
                                        =========      =========
 Cash paid for interest                 $  9,123       $  8,532
                                        =========      =========
Other borrowings transferred to
 short-term borrowings                  $  5,595       $    823
                                        =========      =========


See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 1998, included in Heartland Financial USA, Inc.'s ("the Company") Form 10-K filed with the Securities and Exchange Commission on March
31, 1999.   Accordingly, footnote disclosure which would
substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the quarters ended March 31, 1999 and 1998, are shown in the table below:


                                             Three Months Ended
                                             3/31/99    3/31/98
                                             -------    -------
Net Income                                   $ 2,139    $ 2,481
                                             =======    =======
Weighted average common shares
 outstanding (000's)                           9,519      9,472
Assumed incremental common shares issued
 upon exercise of stock options (000's)          191        189
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,710      9,661
                                             =======    =======

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)

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

At March 31, 1999, the Company stood on the threshold of becoming a $1 billion company, as total assets grew to $995,135, up $41,350 or 4.34% from year-end 1998. At the same time, the loan portfolio experienced significant growth, with an increase of $54,780 or 9.28% to $644,913 at the end of the quarter. These increases are consistent with the Company's growth strategies and confirm the general acceptance of the Company's community bank philosophy in the communities served.

Earnings for the first quarter of 1999 totaled $2,139 or $.22 on a basic per common share basis. Return on common equity was 10.28% and return on assets was .91% for the first three months of 1999. For the same period in 1998, earnings totaled $2,481 or $.26 on a basic per common share basis, return on equity was 12.81% and return on assets was 1.19%. Operating results for 1999 were negatively impacted by a reduction in the net interest margin and increased overhead costs associated with the growth initiatives underway.

NET INTEREST INCOME

Exclusive of the interest recorded on debt at ULTEA, Inc., the Company's fleet management company, net interest margin expressed as a percentage of average earning assets increased to 3.76% during the first quarter of 1999 compared to 3.62% during the last quarter of 1998. The third-quarter 1998 acquisition of Lease Associates Group ("LAG") by ULTEA significantly increased the amount of debt required. The debt at ULTEA is necessary to fund its vehicles under operating leases, while the income derived from these leases is recorded as noninterest income. Total net interest margin decreased to 3.51% during the first quarter of 1999, compared to 3.82% for the first quarter of 1998 and 3.58% for the year ended December 31, 1998.

NONINTEREST INCOME

Noninterest income increased $3,578 or 121.37% during the first quarter of 1999 compared to the same period in 1998. Rental income on operating leases accounted for 90.13% or $3,225 of this increase and reflects the operations at ULTEA.

During the first quarter of 1999, the Company recorded mortgage loan servicing rights of $212, which was included in gains on sale of loans. As the mortgage loans serviced for others portfolio continued to grow, the Company determined that the mortgage servicing rights associated with these loans will have a material effect on the financial position and operating results of the Company going forward and, as such, must be recorded. The mortgage loans serviced for others increased from $119,153 at March 31, 1998, to $167,590 at March 31, 1999.

NONINTEREST EXPENSE

The strong growth in noninterest income was offset by the $3,920 or 63.09% increase in noninterest expense during the periods under comparison. The largest component of this increase was also related to the operations of ULTEA, as depreciation on equipment under operating leases increased $2,356 or 829.58%.

Salaries and employee benefits, the largest component of noninterest expense, increased $855 or 24.00% for the periods under comparison. This increase was primarily attributable to the establishment of New Mexico Bank and Trust ("NMB") in Albuquerque, New Mexico in May of 1998, ULTEA's acquisition of LAG during the third quarter of 1998 and Wisconsin Community Bank's ("WCB") preparation for the opening of a branch in Sheboygan, Wisconsin.

INCOME TAX EXPENSE

Income tax expense for the first three months of 1999 decreased $173 or 15.81% over the same period in 1998, primarily as a result of corresponding decreases in pre-tax earnings. The Company's effective tax rate was 30.60% and 30.10% for the three month periods ended March 31, 1998 and 1999, respectively.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Net loans and leases experienced a $54,780 or 9.28% increase during the first quarter of 1999. The commercial and commercial real estate loan portfolio made up $48,652 or 88.81% of this increase. The 17.52% change in commercial loan outstandings was primarily the result of aggressive calling efforts and the Company's expansion into new markets. The other loan category to experience an increase during the quarter, consumer loan outstandings, grew $6,507 or 8.96%. Indirect paper was responsible for the majority of this growth.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Heartland Loan Review Committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial loans from relatively lower-risk residential real estate loans; ii) the entrance into new markets in which the Company had little or no previous lending experience; and iii) the economies of the Company's primary market areas have been stable for some time and the growth of the allowance is intended to anticipate the cyclical nature of most economies. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 1999. The allowance for loan and lease losses was increased $513 or 6.46% during the first quarter of 1999.

The Company's provision for loan and lease losses was $534 for the three months ended March 31, 1999, compared to $350 for the same period in 1998. Net charge-offs were $21 during the first quarter of 1999 compared to $44 during the first quarter of 1998. The allowance for loan and lease losses as a percentage of total loans was 1.31% as of March 31, 1999, 1.35% as of December 31, 1998, and 1.36% as of March 31, 1998.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, decreased from $1,750 at December 31, 1998, to $1,714 at March 31, 1999, a
decrease of $36 or 2.06%. As a percentage of total loans and leases, nonperforming loans were at .27% on March 31, 1999, and
 .30% at December 31, 1998.

SECURITIES

The primary objective of the securities portfolio continues to be to provide the Company's bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 24.28% of total assets at March 31, 1999, as compared to 25.42% at December 31, 1998. During the first quarter of 1999, the composition of the portfolio was maintained at essentially the same levels as at December 31, 1998.

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $17,703 of 2.47% during the first quarter of 1999. Demand deposits experienced an increase of $3,805 or 5.37% while savings deposits grew $10,565 or 3.61%. Growth in these two deposit categories was primarily attributable to efforts at the Company's lead bank, Dubuque Bank and Trust Company ("DB&T"), and the Company's de novo community banks, Riverside Community Bank ("RCB") and NMB. Certificates of deposit remained stable, increasing $3,333 or .94% over the December 31, 1998, total. Growth in this type of deposit continues to diminish as customers are drawn to alternative investment products.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the three month period ended March 31, 1999, the balance in this account had increased $28,189 or 37.13%. This change was primarily the result of an increase in the amount of repurchase agreements requested by the corporate cash management customers of DB&T.

Other borrowings decreased $3,423 or 5.94% during the first quarter of 1999. Included in these borrowings are long-term FHLB advances which decreased during the first quarter of 1999 due to the transfer of $5,000 to short-term borrowings. The long-term FHLB advances totaled $21,113 on March 31, 1999, with a weighted average remaining term of 5.10 years and a weighted average rate of 6.03%.

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

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                    3/31/99          12/31/98
                               Amount   Ratio     Amount  Ratio
                               ------   -----     ------  -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital              $ 81,766  10.61%  $ 81,149  11.05%
 Tier 1 capital minimum
   requirement                 30,832   4.00%    29,379   4.00%
                             --------  ------  --------  ------

 Excess                      $ 50,934   6.61%  $ 51,770   7.05%
                             ========  ======  ========  ======

 Total capital               $ 90,223  11.70%  $ 89,093  12.13%
 Total capital minimum
   requirement                 61,665   8.00%    58,757   8.00%
                             --------  ------  --------  ------
 Excess                      $ 28,558   3.70%  $ 30,336   4.13%
                             ========  ======  ========  ======
Total risk adjusted assets   $770,810          $734,463
                             ========          ========
Leverage Capital Ratios:(2)

 Tier 1 capital              $ 81,766   8.60%  $ 81,149   8.58%
 Tier 1 capital minimum
   requirement(3)              38,024   4.00%    37,810   4.00%
                             --------  ------  --------  ------
 Excess                      $ 43,742   4.60%  $ 43,339   4.58%
                             ========  ======  ========  ======
Average adjusted assets
  (less goodwill)            $950,609          $945,242
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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of WCB in March of 1997, the Company has cash payments remaining under the agreement of $594 in 2000 and $584 in 2001, plus interest at rates of 7.00% to 7.50%. The acquisition and merger of LAG into ULTEA in July of 1998 included an agreement to three equal cash payments of $643 in 1999, 2000 and 2001, plus interest at 7.50%.

In February, WCB entered into an office purchase and assumption agreement with Bank One Wisconsin to acquire its Monroe bank. The transaction is anticipated to close in July with a cash payment of $11,487 and an additional capital investment of approximately $7,000. All necessary regulatory approval has been received.

Construction of branch facilities are underway at two of the Company's subsidiary banks. NMB has begun construction of a $1,700 facility in Rio Rancho, New Mexico, a suburb northwest of Albuquerque, with completion scheduled in June. RCB is in the process of constructing a $1,300 facility in southeast Rockford, Illinois, with completion also targeted for June.

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

Net cash outflows from investing activities increased $43,209 during the first three months of 1999 compared to the same period in 1998. The net increase in loans and leases was $54,645 during the first three months of 1999 compared to $10,164 during the same period in 1998, a $44,481 change. During the first three months of 1999, proceeds from the sale and maturity of securities increased $33,067 compared to the same period in 1998, as the purchases of securities increased $29,256 for the periods under comparison.

Financing activities provided net cash of $41,641 during the first quarter of 1999 compared to a net use of $12,882 during the same period in 1998. A net increase in demand and savings accounts provided cash of $14,370 during the first quarter of 1999 compared to a use of $4,698 during 1998. The other category reflecting a significant change was the change in short-term borrowings from a provider of $22,594 in cash during 1999 compared to a user of $19,871 in cash during 1998.

Total cash inflows from operating activities decreased $3,716 for the first quarter of 1999 compared to the same quarter of 1998. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

In accordance with regulatory guidelines, the project team has begun preparing a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan will list the various strategies and resources available to restore core business processes. Testing of this plan is scheduled for completion by July 31, 1999. In conjunction with the development of this contingency plan, the team continues to monitor Year 2000 progress by public utility providers. As the utility companies complete their testing in 1999, Heartland will decide the appropriateness of purchasing or leasing a backup generator for its main facility. The generator would provide an alternative source of power for a limited time period. Also being assessed as part of the contingency plan is the adequacy of Heartland's sources of liquidity to meet any cash demands the bank subsidiaries' customers may place on them during the fourth quarter of 1999.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $360, of which $60 remains to be expended during 1999. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, staff expense for testing and contingency development, and certain administrative expenditures, has been provided for in Heartland's Year 2000 budget. Although management feels confident that all necessary upgrades have been identified, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, Heartland has not had any material delay regarding its information systems projects.

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

                  HEARTLAND FINANCIAL USA, INC.
                          (Registrant)



                                   Principal Executive Officer

                                   /s/ Lynn B. Fuller
                                   -----------------------
                                   By: Lynn B. Fuller
                                   President

                                   Principal Financial and
                                   Accounting Officer

                                   /s/ John K. Schmidt
                                   -----------------------
                                   By: John K. Schmidt
                                   Executive Vice President
                                   and Chief Financial Officer

                                   Dated:  May 14, 1999