Form 10-Q
period 1999-06-30
HEARTLAND FINANCIAL USA INC
filed 1999-08-16
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended June 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 13, 1999, the Registrant had outstanding 9,587,919 shares of common stock, $1.00 par value per share.

                  HEARTLAND FINANCIAL USA, INC.
                   Form 10-Q Quarterly Report

                        Table of Contents


                             Part I


Item 1.   Financial Statements
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk
                             Part II

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of
          Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K


          Form 10-Q Signature Page

                  HEARTLAND FINANCIAL USA, INC.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share data)


                                          6/30/99     12/31/98
                                        (Unaudited)
                                        -----------  ----------

ASSETS
Cash and due from banks                 $   30,425   $   25,355
Federal funds sold                           2,950       17,476
                                        -----------  -----------
Cash and cash equivalents                   33,375       42,831
Time deposits in other
 financial institutions                      6,132        6,127
Securities:
 Available for sale-at market
  (cost of $214,787 for 1999 and
  $236,417 for 1998)                       214,190      239,770
 Held to maturity-at cost
  (approximate market value of $2,734
  for 1999 and $2,871 for 1998)              2,634        2,718
Loans and leases:
 Held for sale                              16,537       10,985
 Held to maturity                          676,521      579,148
Allowance for possible loan and
 lease losses                               (9,171)      (7,945)
                                        -----------  -----------
Loans and leases, net                      683,887      582,188
Assets under operating leases               37,205       34,622
Premises, furniture and equipment, net      22,786       19,780
Other real estate, net                         955          857
Other assets                                26,669       24,892
                                        -----------  -----------
TOTAL ASSETS                            $1,027,833   $  953,785
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $   80,580   $   70,871
 Savings                                   307,360      292,852
 Time                                      341,974      354,154
                                        -----------  -----------
Total deposits                             729,914      717,877
Short-term borrowings                      140,992       75,920
Accrued expenses and other liabilities      17,013       18,095
Other borrowings                            54,447       57,623
                                        -----------  -----------
TOTAL LIABILITIES                          942,366      869,515
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                     -            -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares; issued,
 9,707,252 shares at June 30, 1999,
 and December 31, 1998)                      9,707        9,707
Capital surplus                             15,281       14,984
Retained earnings                           62,844       60,154
Accumulated other comprehensive income        (381)       2,107
Treasury stock at cost
 (118,433 and 172,173 shares at June
 30, 1999, and December 31, 1998,
 respectively)                              (1,984)      (2,682)
                                        -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                  85,467       84,270
                                        -----------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,027,833   $  953,785
                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Six Months Ended
                          6/30/99   6/30/98    6/30/99   6/30/98
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 14,205  $ 12,402   $ 27,026  $ 24,609
Interest on securities:
 Taxable                    2,804     2,726      5,824     5,542
 Nontaxable                   306       283        598       576
Interest on federal
 funds sold                    26       356         79       729
Interest on interest
 bearing deposits in
 other financial
 institutions                 111        86        212       143
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      17,452    15,853     33,739    31,599
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        7,305     6,905     14,497    13,575
Interest on short-term
 borrowings                 1,290       939      2,304     2,127
Interest on other
 borrowings                   875       845      1,755     1,543
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      9,470     8,689     18,556    17,245
                         --------  --------   --------  --------
NET INTEREST INCOME         7,982     7,164     15,183    14,354
Provision for possible
 loan and lease losses        762       235      1,296       585
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES               7,220     6,929     13,887    13,769
                         --------  --------   --------  --------


OTHER INCOME:
Service charges and fees      902       713      1,768     1,411
Trust fees                    631       544      1,225     1,040
Brokerage commissions         143       114        248       186
Insurance commissions         195       149        397       402
Securities gains, net         194       424        717     1,085
Rental income on
 operating leases           3,675       567      7,298       965
Gains on sale of loans        343       302        750       575
Other                         215        88        421       185
                         --------  --------   --------  --------
TOTAL OTHER INCOME          6,298     2,901     12,824     5,849
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   4,497     3,712      8,914     7,274
Occupancy                     467       422        930       799
Furniture and equipment       562       323      1,093       818
Outside services              555       374      1,004       634
FDIC deposit insurance
 assessment                    30        29         61        61
Advertising                   386       322        649       497
Depreciation on equipment
 under operating leases     2,683       410      5,323       694
Other operating expenses    1,402     1,282      2,741     2,310
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES       10,582     6,874     20,715    13,087
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      2,936     2,956      5,996     6,531
Income taxes                  863       865      1,784     1,959
                         --------  --------   --------  --------
NET INCOME               $  2,073  $  2,091   $  4,212  $  4,572
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.22  $   0.22   $   0.44  $   0.49
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.21  $   0.22   $   0.43  $   0.48
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.08  $  0.075   $   0.16  $   0.15

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------

Balance at January 1, 1998         $ 4,854   $13,706   $58,914
Net Income-First six months
  1998                                   -         -     4,572
Unrealized gain (loss) on
 securities available for sale           -         -         -
Reclassification adjustment for
 gains realized in net income            -         -         -
Income taxes                             -         -         -
Two-for-one stock split              4,853         -    (4,853)
Comprehensive income
Cash dividends declared:
 Common, $.30 per share                  -         -    (1,404)
Purchase of 21,964 shares
 of common stock                         -         -         -
Sale of 2,396 shares
 of common stock                         -        25         -
                                   -------   -------   -------
Balance at June 30, 1998           $ 9,707   $13,731   $57,229
                                   =======   =======   =======


Balance at January 1, 1999         $ 9,707   $14,984   $60,154
Net Income-First six months
  1999                                   -         -     4,212
Unrealized gain (loss) on
 securities available for sale           -         -         -
Reclassification adjustment for
 gains realized in net income            -         -         -
Income taxes                             -         -         -
Comprehensive income
Cash dividends declared:
 Common, $.16 per share                  -         -    (1,522)
Purchase of 25,339 shares
 of common stock                         -         -         -
Sale of 79,079 shares
 of common stock                         -       297         -
                                   -------   -------   -------
Balance at June 30, 1999           $ 9,707   $15,281   $62,844
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                                 Income       Stock     Total
                              -------------  --------   -----

Balance at January 1, 1998         $ 2,545   $(2,247)  $77,772
Net Income-First six months
  1998                                   -         -     4,572
Unrealized gain (loss) on
 securities available for sale        (209)        -      (209)
Reclassification adjustment for
 gains realized in net income       (1,085)        -    (1,085)
Income taxes                           440         -       440
Two-for-one stock split                  -         -         -
                                                       -------
Comprehensive income                                     3,718
Cash dividends declared:
 Common, $.30 per share                  -         -    (1,404)
Purchase of 21,964 shares
 of common stock                         -    (3,654)   (3,654)
Sale of 2,396 shares
 of common stock                         -        42        67
                                   -------   -------   -------
Balance at June 30, 1998           $ 1,691   $(5,859)  $76,499
                                   =======   =======   =======

Balance at January 1, 1999         $ 2,107   $(2,682)  $84,270
Net Income-First six months
  1999                                   -         -     4,212
Unrealized gain (loss) on
 securities available for sale      (3,053)        -    (3,053)
Reclassification adjustment for
 gains realized in net income         (717)        -      (717)
Income taxes                         1,282         -     1,282
                                                       -------
Comprehensive income                                     1,724
Cash dividends declared:
 Common, $.16 per share                  -         -    (1,522)
Purchase of 25,339 shares
 of common stock                         -      (468)     (468)
Sale of 79,079 shares
 of common stock                         -     1,166     1,463
                                   -------   -------   -------
Balance at June 30, 1999           $  (381)  $(1,984)  $85,467
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Six Months Ended
                                         6/30/99       6/30/98
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  4,212       $  4,572
Adjustments to reconcile net income to
 net cash provided (used) by
 operating activities:
 Depreciation and amortization             6,708          1,490
 Provision for possible loan and lease
  losses                                   1,296            585
 Provision for income taxes                  456           (369)
 Net amortization of premium on
  securities                               1,010            300
 Securities gains, net                      (717)        (1,085)
 Loans originated for sale               (53,217)       (68,813)
 Proceeds on sales of loans               51,482         74,210
 Net gain on sales of loans                 (352)          (571)
 Increase in accrued interest
  receivable                                (560)          (415)
 Increase (decrease) in accrued
  payable                                   (435)            53
 Other, net                               (2,613)            23
                                        ---------      ---------
NET CASH PROVIDED FROM OPERATING
 ACTIVITIES                                7,270          9,980
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                     (5)             -
Proceeds on maturities of time
 deposits                                      -              -
Proceeds from the sale of
 securities available for sale            11,705         15,244
Proceeds from the sale of
 mortgage-backed securities
 available for sale                            -          2,276
Proceeds from the maturity of and
 principal paydowns on
 securities held to maturity                  82            435
Proceeds from the maturity of and
 principal paydowns on
 securities available for sale            23,936         24,091
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity            -            319
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale     43,861         22,073
Purchase of securities available
 for sale                                (45,531)       (28,076)
Purchase of mortgage-backed
 securities available for sale           (11,586)       (40,343)
Net increase in loans and leases        (101,001)        (7,239)
Increase in assets under operating
 leases                                   (7,906)        (3,063)
Capital expenditures                      (4,059)        (2,965)
Proceeds on sale of fixed assets              13              8
Proceeds on sale of repossessed assets       302              4
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (90,189)       (17,236)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits
 and savings accounts                     24,217         21,538
Net increase (decrease)in time
 deposit accounts                        (12,180)        15,481
Net increase in other borrowings           4,419         18,292
Net increase (decrease) in short-term
 borrowings                               57,477        (28,220)
Purchase of treasury stock                  (468)        (3,654)
Proceeds from sale of treasury stock       1,463             67
Proceeds from the sale of minority
 interest                                     57              -
Dividends                                 (1,522)        (1,405)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               73,463         22,099
                                        ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                     (9,456)        14,843
Cash and cash equivalents at
 beginning of year                        42,831         57,185
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 33,375       $ 72,028
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  1,348       $  1,314
                                        =========      =========
 Cash paid for interest                 $ 18,991       $ 17,192
                                        =========      =========
Other borrowings transferred to
 short-term borrowings                  $  7,595       $  7,323
                                        =========      =========


See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 1998, included in Heartland Financial USA, Inc.'s (the "Company") Form 10-K filed with the Securities and Exchange Commission on March
31, 1999.   Accordingly, footnote disclosure which would
substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended June 30, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998, are shown in the tables below:


                                             Three Months Ended
                                             6/30/99    6/30/98
                                             -------    -------
Net Income                                   $ 2,073    $ 2,091
                                             =======    =======
Weighted average common shares
 outstanding (000's)                           9,523      9,361
Assumed incremental common shares issued
 upon exercise of stock options (000's)          196        193
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,719      9,554
                                             =======    =======

                                              Six Months Ended
                                             6/30/99    6/30/98
                                             -------    -------
Net Income                                   $ 4,212    $ 4,572
                                             =======    =======
Weighted average common shares
 outstanding (000's)                           9,526      9,416
Assumed incremental common shares issued
 upon exercise of stock options (000's)          195        192
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,721      9,608
                                             =======    =======

NOTE 2.  ACQUISITIONS

On July 23, 1999, Wisconsin Community Bank ("WCB"), a wholly-owned subsidiary of the Company, completed its acquisition of Bank One Wisconsin's branch in Monroe, Wisconsin. Included in the acquisition were deposits of $94,514 and loans of $38,823. Trust assets of this office were also acquired by WCB. This acquisition will be accounted for as a purchase; accordingly, the results of operations of the Monroe banking center will be included in the financial statements from the acquisition date. The resultant acquired deposit base intangible and goodwill of approximately $11,500 will be amortized over a period of 10 to 15 years.

As a result of this business combination, WCB became the Company's second largest community bank subsidiary, as WCB's total assets reached $177,254 at July 31, 1999. The Company's presence in Wisconsin began in 1997 with the purchase of the $39,287 Cottage Grove State Bank, subsequently renamed Wisconsin Community Bank. In addition to the recent Monroe addition, WCB has opened new locations in the Wisconsin communities of Middleton, Sheboygan and Green Bay and has received regulatory approval to open offices in Eau Claire and Oshkosh.

NOTE 3.  OTHER BORROWINGS

On July 23, 1999, the Company entered into an amended and restated credit agreement with an unaffiliated bank increasing the Company's unsecured credit line from $20,000 to $40,000. Under the terms of this agreement, the Company has been provided a term loan of up to $25,000 and a revolving credit loan of up to $15,000. At December 31, 1999, the revolving credit loan is required to be reduced to $5,000. The term loan is payable quarterly in $1,000 installments beginning September 30, 2000, with the final payment of $12,000 payable on December 31, 2003. The additional credit line was established primarily to provide the $18,000 capital investment required at WCB upon its acquisition of the Monroe branch.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)

SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the Securities and Exchange Commission.

GENERAL

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges, fees and gains on loans, rental income on operating leases and trust income, also affects the Company's results of operations. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases and provision for loan and lease losses.

During the second quarter, total assets surpassed $1,000,000 for the first time in the Company's history, climbing to $1,027,833 on June 30, 1999, up $74,048 or 7.76% from year-end 1998. Of particular significance was the $102,925 or 17.44% growth in the loan portfolio during the first six months of 1999 to $693,058. These increases are consistent with the Company's growth strategies.

Earnings on a basic per common share basis remained consistent at $.22 for the second quarter of 1999 compared to the same period of 1998. Return on common equity was 9.78% and return on assets was .83% on an annualized basis for the second quarter of 1999. For the same period in 1998, annualized return on common equity was 10.77% and return on assets was .98%.

For the first six months of 1999, net income was $4,212 or $.44
on a basic per common share basis.   Annualized return on common
equity was 10.03% and return on assets was .87%. For the same period in 1998, earnings totaled $4,572 or $.49 on a basic per common share basis, annualized return on common equity was 11.79% and return on assets was 1.08%. Operating results for 1999 were negatively impacted by a reduction in securities gains, an increase in the provision for loan and lease losses and additional overhead costs associated with the Company's recent growth initiatives.

NET INTEREST INCOME

Exclusive of the interest recorded on debt at ULTEA, Inc. ("ULTEA"), the Company's fleet management subsidiary, net interest margin expressed as a percentage of average earning assets increased to 3.89% during the second quarter of 1999 compared to 3.78% during the same quarter of 1998. For the six month periods ended June 30, 1999 and 1998, the net interest margin expressed as a percentage of average earning assets, exclusive of the interest on ULTEA's debt, remained at 3.83%. ULTEA, which was acquired during the fourth quarter of 1996, has outstanding debt which is necessary to fund its vehicles under operating leases, while the income derived from these leases is recorded as noninterest income. Total net interest margin decreased to 3.66% during the second quarter of 1999, compared to 3.74% for the same quarter of 1998. For the six month periods ended on June 30, 1999 and 1998, total net interest margin was 3.59% and 3.78%, respectively. These declines were primarily the result of the debt ULTEA assumed upon its acquisition of Lease Associates Group ("LAG") in July of 1998. As a result of this merger, ULTEA's total assets went from $8,329 at June 30, 1998, to $35,442 at July 31, 1998, making it the largest Wisconsin-based fleet management company.

For the three and six month periods ended June 30, 1999, interest income increased $1,599 or 10.09% and $2,140 or 6.77%, respectively, when compared to the same periods in 1998. These increases were primarily attributable to the significant growth in loans and was partially offset by a reduction in the amount of interest on federal funds sold, as loan growth outpaced deposit growth and shifted the Company into a position of purchasing federal funds.

The Company was able to keep the increase in interest expense below the growth in interest income, which resulted in additional net interest income. For the three and six month periods ended June 30, 1999, interest expense increased $781 or 8.99% and $1,311 or 7.60%, respectively, when compared to the same periods in 1998. In addition to the shift of purchasing federal funds, additional borrowings resulted from the growth in vehicles under operating leases at ULTEA, which increased from $8,461 at June 30, 1998, to $52,874 at December 31, 1998, and $56,291 at June
30, 1999. This growth at ULTEA was primarily attributable to the LAG acquisition.

PROVISION FOR LOAN AND LEASE LOSSES

The Company's provision for loan and lease losses increased $527 and $711 for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. These increases were recorded to provide, in the Company's opinion, an adequate allowance for loan and lease losses.

NONINTEREST INCOME

Noninterest income increased $3,397 or 117.10% during the quarter ended on June 30, 1999, compared to the same period in 1998. On a year-to-date comparative basis, noninterest income rose $6,975 or 119.25%. Rental income on operating leases accounted for 91.49% or $3,108 of the increase for the quarter and 90.80% or $6,333 of the increase for the six month period ended June 30, 1999. The operations at ULTEA were primarily responsible for these significant changes.

The Company recorded mortgage loan servicing rights of $212 during the first quarter of 1999 and $186 during the second quarter of 1999, all of which were included in gains on sale of loans. As the mortgage loans serviced for others portfolio continued to grow, the Company determined that the mortgage servicing rights associated with these loans will have a material effect on the financial position and operating results of the Company going forward and, as such, must be recorded. The mortgage loans serviced for others increased from $136,851 at June 30, 1998, to $179,360 at June 30, 1999. There is no
valuation allowance on mortgage loan servicing rights, as the fair value exceeds the recorded book value at June 30, 1999.

NONINTEREST EXPENSE

The strong growth in noninterest income was more than offset by the $3,708 or 53.94% increase in noninterest expense for the second quarter of 1999 compared to the same period in 1998. For the six month period ended June 30, 1999, noninterest expense increased $7,628 or 58.29% compared to the same period in 1998. The largest component of these increases was also related to the operations of ULTEA, as depreciation on equipment under operating leases increased $2,273 during the quarter and $4,629 for the six month period.

The following expansion efforts were also significant contributors to the growth in noninterest expense:

-    the establishment of New Mexico Bank and Trust ("NMB"), an
     80% owned subsidiary of the Company, in Albuquerque, New
     Mexico in May of 1998 and its subsequent opening of an additional branch in June of 1999

-    the third-quarter 1998 acquisition of Lease Associates Group
     ("LAG") by ULTEA

- Wisconsin Community Bank's ("WCB") opening in 1999 of a branch in Sheboygan, Wisconsin in May and a loan production office in Green Bay, Wisconsin during the first week of July

- Riverside Community Bank's ("RCB") opening of a branch on July 1, 1999

Salaries and employee benefits, the largest component of noninterest expense, increased $785 or 21.15% for the quarters under comparison. On a year-to-date basis, salaries and employee benefits grew $1,640 or 22.55%. These increases were primarily attributable to the Company's expansion efforts and to normal merit increases. The number of full-time equivalent employees increased from 383 at June 30, 1998, to 396 at December 31, 1998, and 444 at June 30, 1999.

Fees for outside services increased $370 or 58.36% during the first six months of 1999 when compared to the same period in 1998. In addition to the Company's expansion efforts, this increase resulted from consulting fees paid for a net interest margin and earnings improvement study being conducted by USBA Holdings, Ltd. This engagement is focused on identifying specific strategies to increase earnings with an emphasis on reaching and expanding the Company's core customers more effectively and efficiently. The project is targeted for completion by the end of the third quarter of 1999.

INCOME TAX EXPENSE

Corresponding to the consistent earnings, income tax expense for the second quarter of 1999 remained constant over the same period in 1998. On a six month comparative basis, income tax expense decreased $175 or 8.93%, primarily as a result of corresponding decreases in pre-tax earnings. The Company's effective tax rate was 29.75% and 29.99% for the six month periods ended June 30, 1999 and 1998, respectively.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Commercial and commercial real estate loans made up $76,364 or 74.19% of the $102,925 increase in the Company's loan portfolio during the first six months of 1999. This 27.49% change in commercial loans outstanding was primarily the result of aggressive calling efforts and the Company's expansion into new markets. Consumer loans outstanding, the other loan category to experience significant growth, grew $15,663 or 21.56% since year end 1998. Indirect paper, primarily on new automobiles, at the Company's lead bank, Dubuque Bank and Trust ("DB&T") and direct consumer loans at Citizens Finance Co., the Company's consumer finance subsidiary, were responsible for the majority of this growth.

The table below presents the composition of the Company's loan portfolio as of June 30, 1999 and December 31, 1998.

LOAN PORTFOLIO
                                  June 30,         December 31,
                                    1999               1998
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate                $354,129   50.86%  $277,765   46.88%
Residential mortgage         160,071   22.99    156,415   26.40
Agricultural and
 agricultural real estate     84,195   12.09     77,211   13.03
Consumer                      88,305   12.68     72,642   12.26
Lease financing, net           9,589    1.38      8,508    1.43
                            --------  -------  --------  -------
Gross loans and leases       696,289  100.00%   592,541  100.00%
                                      =======            =======
Unearned discount             (2,848)            (2,136)
Deferred loan fees              (383)              (272)
                            ---------          ---------
Total loans and leases       693,058            590,133
Allowance for loan and
 lease losses                 (9,171)            (7,945)
                            ---------          ---------
Loans and leases, net       $683,887           $582,188
                            =========          =========

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Company's loan review committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial loans as compared to relatively lower-risk residential real estate loans;
ii) the entrance into new markets in which the Company had little or no previous lending experience; iii) recent uncertainties within the agricultural markets; and iv) the economies of the Company's primary market areas have been stable for some time and the allowance is intended to anticipate the cyclical nature of most economies. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 1999. The allowance for loan and lease losses increased by $1,226 or 15.43% during the first half of 1999. As a percentage of total loans and leases, the allowance for loan and lease losses was 1.32% as of June 30, 1999, 1.31% as of March 31, 1999 and 1.35% as of December 31, 1998.

During the second quarter of 1999, the Company recorded net charge offs of $49 compared to net recoveries of $197 for the same period in 1998. The Company recorded net charge offs of $70 and net recoveries of $153 for the six month periods ended June 30, 1999 and 1998, respectively.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, decreased from $1,750 at December 31, 1998, to $1,484 at June 30, 1999, a
decrease of $266 or 15.20%. As a percentage of total loans and leases, nonperforming loans were at .21% on June 30, 1999, .27% on March 31, 1999, and .30% at December 31, 1998.

SECURITIES

The primary objective of the securities portfolio continues to be to provide the Company's bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 21.10% of total assets at June 30, 1999, as compared to 25.42% at December 31, 1998. The composition of the portfolio is managed to maximize the return on the portfolio while considering the impact it has on the Company's asset/liability position and liquidity needs. Management elected to replace paydowns received on mortgage-backed securities with less volatile U.S. government agency securities, as the spreads on mortgage-backed securities compared to comparable U.S. treasury securities with the same maturities narrowed during the first six months of 1999. The state tax-exempt nature of selected U.S. government agency securities also made them attractive purchases for the Company's Illinois bank subsidiaries.

The table below presents the composition of the securities portfolio by major category as of June 30, 1999, and December 31, 1998.

SECURITIES PORTFOLIO
                                  June 30,          December 31,
                                    1999               1998
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
U.S. Treasury securities    $    251    0.11%  $  1,709    0.71%
U.S. government agencies      82,592   38.09     77,361   31.90
Mortgage-backed securities    92,989   42.89    128,317   52.92
States and political
  subdivisions                21,811   10.06     21,536    8.88
Other securities              19,181    8.85     13,565    5.59
                            --------  -------  --------  -------
Total securities            $216,824  100.00%  $242,488  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced a slight increase of $12,037 or 1.68% during the first six months of 1999. Of particular significance was the $9,709 or 13.70% growth in demand deposits. Savings deposits also experienced growth, up $14,508 or 4.95% from year end. Growth in these two deposit categories was primarily attributable to efforts at DB&T and the Company's de novo community banks, RCB in Rockford, Illinois and NMB in Albuquerque, New Mexico. Certificates of deposit declined $12,180 or 3.44% compared to the December 31, 1998, total. Interest in this type of deposit continues to diminish as customers are drawn to alternative investment products.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the six month period ended June 30, 1999, the balance in this account had increased $65,072 or 85.71%. An increase of $34,942 or 95.17% in the amount of repurchase agreements requested by the corporate cash management customers of DB&T and WCB accounted for nearly 54% of the growth in short-term borrowings. The $19,151 or 145.36% increase in federal funds purchased was used to fund the growth in loans, particularly at WCB, ahead of WCB's acquisition of Bank One Wisconsin's Monroe office. Subsequent to this acquisition, the Company's federal funds purchased position was eliminated.

Other borrowings decreased $3,176 or 5.51% during the first six months of 1999. Included in these borrowings are long-term FHLB advances which decreased during the first six months of 1999 due to the transfer of $7,000 to short-term borrowings. Long-term FHLB advances totaled $19,111 on June 30, 1999, with a weighted average remaining term of 5.26 years and a weighted average rate of 5.99%.

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

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                    6/30/99          12/31/98
                               Amount   Ratio     Amount  Ratio
                               ------   -----     ------  -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital              $ 84,749  10.21%  $ 81,149  11.05%
 Tier 1 capital minimum
   requirement                 33,192   4.00%    29,379   4.00%
                             --------  ------  --------  ------

 Excess                      $ 51,557   6.21%  $ 51,770   7.05%
                             ========  ======  ========  ======

 Total capital               $ 93,919  11.32%  $ 89,093  12.13%
 Total capital minimum
   requirement                 66,385   8.00%    58,757   8.00%
                             --------  ------  --------  ------
 Excess                      $ 27,534   3.32%  $ 30,336   4.13%
                             ========  ======  ========  ======
Total risk adjusted assets   $829,810          $734,463
                             ========          ========
Leverage Capital Ratios:(2)

 Tier 1 capital              $ 84,749   8.49%  $ 81,149   8.58%
 Tier 1 capital minimum
   requirement(3)              39,931   4.00%    37,810   4.00%
                             --------  ------  --------  ------
 Excess                      $ 44,818   4.49%  $ 43,339   4.58%
                              ========  ======  ========  ======
Average adjusted assets
  (less goodwill)             $998,285          $945,242
                              ========          ========

(1) Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

(2) The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

(3) Management of the Company has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of WCB in March of 1997, the Company has cash payments remaining of $594 in 2000 and $584 in 2001, plus interest at rates of 7.00% to 7.50%. The acquisition and merger of LAG into ULTEA in July of 1998 included an agreement to make three equal remaining cash payments of $643 in 1999, 2000 and 2001, plus interest at 7.50%.

In July, WCB completed its acquisition of Bank One Wisconsin's
Monroe location. As part of the transaction, the Company infused an additional capital investment at WCB of $18,000.

The Company continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. As evidenced by the recent expansion into New Mexico, the Company is seeking to operate in high growth areas, even if they are outside of its traditional Midwest market areas. Future expenditures relating to these efforts are not estimable at this time.

RECENT DEVELOPMENTS

Following this year's annual meeting in May, Lynn B. Fuller was appointed president and chief executive officer of the Company. Previously, Mr. Fuller held the positions of president and CEO of DB&T along with his position as president of the Company. Due to the continued growth of the Company, the Board felt it necessary to have Mr. Fuller devote his full time and energies to the holding company. The search for a new president and CEO at DB&T has begun and is targeted for completion before year end.

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

Net cash outflows from investing activities increased $72,953 during the first six months of 1999 compared to the same period in 1998. The net increase in loans and leases was $101,001 during the first six months of 1999 compared to $7,239 during the same period in 1998, a $93,762 change. During the first six months of 1999, proceeds from the sale and maturity of securities increased $15,146 compared to the same period in 1998, as the purchases of securities decreased $11,302 for the periods under comparison.

Financing activities provided net cash of $73,463 during the first six months of 1999 compared to $22,099 during the same period in 1998. A net increase in deposit accounts provided cash of $12,037 during the first six months of 1999 compared to $37,019 during the same period in 1998. The category reflecting the most significant change was the change in short-term borrowings to a provider of $57,477 in cash during 1999 compared to a user of $28,220 in cash during 1998.

Total cash inflows from operating activities decreased $2,710 for the first six months of 1999 compared to the same period in 1998. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

The Company's revolving credit agreement was amended and restated on July 23, 1999, to increase the Company's unsecured credit line from $20,000 to $40,000 at any one time. The agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by the Company under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by the Company of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, and requires that each of the bank subsidiaries remain well capitalized, as defined from time to time by the federal banking regulators. As of the filing date of this 10-Q, the Company and each of its bank subsidiaries were in compliance with all the covenants contained in this credit agreement.

YEAR 2000

The Company began to identify and react to issues related to the Year 2000 in 1996. A Year 2000 project team, comprised of individuals from key areas throughout the Company, was formed. The mission of the Year 2000 project team was, and is, to identify issues related to the Year 2000, to initiate remedial measures necessary to eliminate any adverse effects on the Company's operations, and to continue to monitor Year 2000 related concerns. Following the guidelines established by the Federal Financial Institutions Examination Council, a Year 2000 Plan was developed for the Company and its subsidiaries. The project team developed a comprehensive, prioritized inventory of all hardware, software, and material third-party providers that may be adversely affected by the Year 2000 date change, and has contacted these vendors requesting their status as it relates to the Year 2000. This inventory includes both information technology ("IT") and non-IT systems, such as heating and cooling systems, alarms, building access systems and elevators, which typically contain embedded technology such as microcontrollers. This inventory is periodically reevaluated to ensure that previously assigned priorities remain accurate and to monitor the progress each vendor is making in resolving its Year 2000 problems. The Company relies on software purchased from third-party vendors rather than internally-generated software. All mission-critical software has been tested and found to be Year 2000 compliant. Testing was done on a test computer rented specifically for this purpose, which was connected to the Company's existing equipment in a manner similar to the production computer.

The Year 2000 project team has also developed a communication plan that updates the directors, management and employees on the Company's Year 2000 status. A customer awareness program was implemented in late 1998 and continues throughout 1999. In addition, a separate plan was developed to manage the Year 2000 risks posed by commercial borrowing customers. This plan identified material loan customers, assessed their preparedness, evaluated their credit risk to the Company, and implemented appropriate controls to mitigate the risk. Surveys of customer preparedness have been used to identify the customer risk and will be used on all new credits going forward.

In accordance with regulatory guidelines, the project team has prepared a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business processes. Testing of this plan is scheduled for completion by September 30, 1999. In conjunction with the development of this contingency plan, the team continues to monitor Year 2000 progress by public utility providers. The Company purchased a portable generator for its main facility to operate the critical functions. The generator will provide an alternative source of power for a limited time period. Also assessed as part of the contingency plan was the adequacy of the Company's sources of liquidity to meet any cash demands the bank subsidiaries' customers may place on them during the fourth quarter of 1999. The Company is in the process of establishing additional borrowing privileges of up to $100,000 at the Federal Reserve Bank's Discount Window.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $360, of which $30 remains to be expended during the last six months of 1999. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, staff expense for testing and contingency development, and certain administrative expenditures, has been provided for in the Company's Year 2000 budget. Although management feels confident that all necessary upgrades have been identified, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK
                     (Dollars in thousands)


Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland Board of Directors.

The table below summarizes the estimated cash flows for the various market risk sensitive assets and liabilities outstanding at June 30, 1999.


TABLE OF MARKET RISK-SENSITIVE INSTRUMENTS

MATURING WITHIN THE ONE                   June 30,
YEAR PERIOD ENDING ON:       2000      2001     2002       2003
                            ------------------------------------
ASSETS
Federal funds sold        $  2,950  $      -  $      -  $      -
Time deposits in other
 financial institutions      1,779     4,321         9         -
Securities                  61,518    37,266    19,947    32,612
Loans and leases:
 Fixed rate loans          143,037    87,636    93,387    38,392
 Variable rate loans        91,146    44,505    27,325    11,463
                          --------  --------  --------  --------
Loans and leases, net      234,183   132,141   120,712    49,855
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Assets         $300,430  $173,728  $140,668  $ 82,467
                          ========  ========  ========  ========
LIABILITIES
Savings                   $307,360  $      -  $      -  $      -
Time deposits
 Fixed rate time
  certificates less
  than $100,000            166,535    63,602    23,770    14,382
 Variable rate time
  certificates less
  than $100,000              7,506         -         -         -
                          --------  --------  --------  --------
Time deposits less
 than $100,000             174,041    63,602    23,770    14,382
Time deposits of
 $100,000 or more           41,065     9,915     1,328       877
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                140,992         -         -         -
Other borrowings:
 Fixed rate borrowings           -    11,964     7,381     5,005
 Variable rate borrowings        -        -     20,000     2,000
                          --------  --------  --------  --------
Other borrowings                 -    11,964    27,381     7,005
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Liabilities    $663,458  $ 85,481  $ 52,479  $ 22,264
                          ========  ========  ========  ========

MATURING WITHIN THE                           Average Estimated
ONE YEAR PERIOD      June 30,                 Interest   Fair
ENDING ON:            2004    Thereafter Total  Rate    Value
                    --------------------------------------------
ASSETS
Federal funds sold  $      -  $      -  $   2,950 6.22% $  2,950
Time deposits in
 other financial
 institutions              -       23      6,132  5.53     6,132
Securities            17,288    48,193   216,824  5.99   216,924
Loans and leases:
 Fixed rate loans     43,591    35,457   441,500  8.42   442,525
 Variable rate
  loans                6,471    70,648   251,558  7.94   252,025
                    --------  --------  --------        --------
Loans and leases,
 net                  50,062   106,105   693,058         694,550
                    --------  --------  --------        --------
Total Market Risk-
 Sensitive Assets   $ 67,350  $154,321  $918,964        $920,556
                    ========  ========  ========        ========
LIABILITIES
Savings             $      -  $      -  $307,360  3.12% $307,360
Time deposits
 Fixed rate time
  certificates less
  than $100,000       11,964        56   280,309  5.47   280,926
 Variable rate time
  certificates less
  than $100,000            -         -     7,506  5.30     7,508
                    --------  --------  --------        --------
Time deposits less
 than $100,000        11,964        56   287,815         288,434
Time deposits of
 $100,000 or more        974         -    54,159  5.31    54,235
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                -         -   140,992  5.28   140,992
Other borrowings:
 Fixed rate
  borrowings           1,505     6,592    32,447  6.48    32,553
 Variable rate
  borrowings               -         -    22,000  5.55    22,000
                    --------  --------  --------        --------
Other borrowings       1,505     6,592    54,447          54,553
                    --------  --------  --------        --------
Total Market Risk
 Sensitive
 Liabilities        $ 14,443  $  6,648  $844,773        $845,574
                    ========  ========  ========        ========

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 19, 1999. At the meeting, Lynn S. Fuller and Evangeline K. Jansen were elected to serve as Class III directors (term expires in 2002). Continuing as Class I directors (term expires in 2000) are Lynn B. Fuller and Gregory R. Miller. Continuing as Class II directors (term expires in 2001) are Mark C. Falb, James A. Schmid and Robert Woodward.

There were 9,518,805 issued and outstanding shares of Common
Stock entitled to vote at the annual meeting. The voting results on the above described item were as follows:

                                           For      Withheld
                                           ---      --------
Election of Directors

Lynn S. Fuller                          8,618,490     38,672
Evangeline K. Jansen                    8,618,490     38,672

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
10.16 Amended and Restated Credit Agreement between Heartland
      Financial USA, Inc. and The Northern Trust Company dated
      July 23, 1999
27.1  Financial Data Schedule

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

                                   Dated:  August 13, 1999