Form 10-Q
period 1999-09-30
HEARTLAND FINANCIAL USA INC
filed 1999-11-15
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 12, 1999, the Registrant had outstanding 9,584,783 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)


                                          9/30/99     12/31/98
                                        (Unaudited)
                                        -----------  ----------

ASSETS
Cash and due from banks                 $   32,274   $   25,355
Federal funds sold                           8,700       17,476
                                        -----------  -----------
Cash and cash equivalents                   40,974       42,831
Time deposits in other
 financial institutions                      6,151        6,127
Securities:
 Available for sale-at market
  (cost of $203,417 for 1999 and
  $236,417 for 1998)                       201,876      239,770
 Held to maturity-at cost
  (approximate market value of $2,715
  for 1999 and $2,871 for 1998)              2,631        2,718
Loans and leases:
 Held for sale                              17,843       10,985
 Held to maturity                          775,529      579,148
Allowance for possible loan and
 lease losses                              (10,406)      (7,945)
                                        -----------  -----------
Loans and leases, net                      782,966      582,188
Assets under operating leases               35,441       34,622
Premises, furniture and equipment, net      25,356       19,780
Other real estate, net                         906           857
Goodwill and other intangibles              15,671        3,901
Other assets                                25,951       20,991
                                        -----------  -----------
TOTAL ASSETS                            $1,137,923   $  953,785
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $   96,217   $   70,871
 Savings                                   352,378      292,852
 Time                                      393,912      354,154
                                        -----------  -----------
Total deposits                             842,507      717,877
Short-term borrowings                      135,701       75,920
Accrued expenses and other liabilities      17,756       18,095
Other borrowings                            56,042       57,623
                                        -----------  -----------
TOTAL LIABILITIES                        1,052,006      869,515
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                     -            -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares; issued,
 9,707,252 shares at September 30, 1999,
 and December 31, 1998)                      9,707        9,707
Capital surplus                             15,281       14,984
Retained earnings                           63,986       60,154
Accumulated other comprehensive income        (994)       2,107
Treasury stock at cost
 (122,469 and 172,173 shares at September
 30, 1999, and December 31, 1998,
 respectively)                              (2,063)      (2,682)
                                        -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                  85,917       84,270
                                        -----------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,137,923   $  953,785
                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Nine Months Ended
                          9/30/99   9/30/98    9/30/99   9/30/98
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 16,189  $ 12,503   $ 43,215  $ 37,112
Interest on securities:
 Taxable                    2,695     3,009      8,519     8,551
 Nontaxable                   307       286        905       862
Interest on federal
 funds sold                   138       381        217     1,110
Interest on interest
 bearing deposits in
 other financial
 institutions                 137       108        349       251
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      19,466    16,287     53,205    47,886
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        7,978     7,425     22,475    21,000
Interest on short-term
 borrowings                 1,721       990      4,025     3,117
Interest on other
 borrowings                   907     1,039      2,662     2,582
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE     10,606     9,454     29,162    26,699
                         --------  --------   --------  --------
NET INTEREST INCOME         8,860     6,833     24,043    21,187
Provision for possible
 loan and lease losses        680       604      1,976       889
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES               8,180     6,529     22,067    20,298
                         --------  --------   --------  --------


OTHER INCOME:
Service charges and fees    1,054       788      2,822     2,199
Trust fees                    736       676      1,961     1,716
Brokerage commissions         183        86        431       272
Insurance commissions         231       179        628       581
Securities gains, net          45       535        762     1,620
Rental income on
 operating leases           3,695     2,901     10,993     3,866
Gains on sale of loans        171       272        921       847
Other                         243        78        664       263
                         --------  --------   --------  --------
TOTAL OTHER INCOME          6,358     5,515     19,182    11,364
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   5,006     4,050     13,920    11,324
Occupancy                     603       409      1,533     1,208
Furniture and equipment       616       525      1,709     1,343
Outside services              608       392      1,612     1,026
FDIC deposit insurance
 assessment                    32        28         93        89
Advertising                   405       316      1,054       813
Depreciation on equipment
 under operating leases     2,755     2,069      8,078     2,763
Other operating expenses    1,777     1,309      4,518     3,619
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES       11,802     9,098     32,517    22,185
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      2,736     2,946      8,732     9,477
Income taxes                  731       892      2,515     2,851
                         --------  --------   --------  --------
NET INCOME               $  2,005  $  2,054   $  6,217  $  6,626
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.21  $   0.22   $   0.65  $   0.70
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.20  $   0.22   $   0.64  $   0.69
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.09  $   0.08   $   0.25  $   0.23

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------

Balance at January 1, 1998         $ 4,854   $13,706   $58,914
Net Income-First nine months
  1998                                   -         -     6,626
Unrealized gain (loss) on
 securities available for sale           -         -         -
Reclassification adjustment for
 gains realized in net income            -         -         -
Income taxes                             -         -         -
Two-for-one stock split              4,853         -    (4,853)
Comprehensive income
Cash dividends declared:
 Common, $.23 per share                  -         -    (2,169)
Purchase of 50,062 shares
 of common stock                         -         -         -
Sale of 308,910 shares
 of common stock                         -     1,265         -
                                   -------   -------   -------
Balance at September 30, 1998      $ 9,707   $14,971   $58,518
                                   =======   =======   =======


Balance at January 1, 1999         $ 9,707   $14,984   $60,154
Net Income-First nine months
  1999                                   -         -     6,217
Unrealized gain (loss) on
 securities available for sale           -         -         -
Reclassification adjustment for
 gains realized in net income            -         -         -
Income taxes                             -         -         -
Comprehensive income
Cash dividends declared:
 Common, $.25 per share                  -         -    (2,385)
Purchase of 29,375 shares
 of common stock                         -         -         -
Sale of 79,079 shares
 of common stock                         -       297         -
                                   -------   -------   -------
Balance at September 30, 1999      $ 9,707   $15,281   $63,986
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                                 Income       Stock     Total
                              -------------  --------   -----

Balance at January 1, 1998         $ 2,545   $(2,247)  $77,772
Net Income-First nine months
  1998                                   -         -     6,626
Unrealized gain (loss) on
 securities available for sale         820         -       820
Reclassification adjustment for
 gains realized in net income       (1,620)        -    (1,620)
Income taxes                           272         -       272
Two-for-one stock split                  -         -         -
                                                       -------
Comprehensive income                                     6,098
Cash dividends declared:
 Common, $.23 per share                  -         -    (2,169)
Purchase of 50,062 shares
 of common stock                         -    (4,163)   (4,163)
Sale of 308,910 shares
 of common stock                         -     3,703     4,968
                                   -------   -------   -------
Balance at September 30, 1998      $ 2,017   $(2,707)  $82,506
                                   =======   =======   =======

Balance at January 1, 1999         $ 2,107   $(2,682)  $84,270
Net Income-First nine months
  1999                                   -         -     6,217
Unrealized gain (loss)on
 securities available for sale      (3,937)        -    (3,937)
Reclassification adjustment for
 gains realized in net income         (762)        -      (762)
Income taxes                         1,598         -     1,598
                                                       -------
Comprehensive income                                     3,116
Cash dividends declared:
 Common, $.25 per share                  -         -    (2,385)
Purchase of 29,375 shares
 of common stock                         -      (547)     (547)
Sale of 79,079 shares
 of common stock                         -     1,166     1,463
                                   -------   -------   -------
Balance at September 30, 1999      $  (994)  $(2,063)  $85,917
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Nine Months Ended
                                         9/30/99       9/30/98
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  6,217       $  6,626
Adjustments to reconcile net income
 to net cash provided from operating
 activities:
 Depreciation and amortization            10,336          4,591
 Provision for possible loan and lease
  losses                                   1,976            889
 Provision for income taxes                 (128)          (503)
 Net amortization of premium on
  securities                               1,260            540
 Securities gains, net                      (762)        (1,620)
 Loans originated for sale               (70,219)       (97,598)
 Proceeds on sales of loans               64,694        101,360
 Net gain on sales of loans                 (921)          (847)
 Increase in accrued interest
  receivable                              (1,482)        (1,439)
 Increase (decrease) in accrued
  payable                                    (44)           521
 Other, net                               (3,425)           892
                                        ---------      ---------
NET CASH PROVIDED FROM OPERATING
 ACTIVITIES                                7,502         13,412
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                    (24)        (1,462)
Proceeds from the sale of
 securities available for sale            13,538         23,697
Proceeds from the sale of
 mortgage-backed securities
 available for sale                            -          2,276
Proceeds from the maturity of and
 principal paydowns on
 securities held to maturity                  85            637
Proceeds from the maturity of and
 principal paydowns on
 securities available for sale            27,404         31,787
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities held to maturity            -            343
Proceeds from the maturity of and
 principal paydowns on mortgage-
 backed securities available for sale     58,629         38,472
Purchase of securities available
 for sale                                (54,503)       (63,768)
Purchase of mortgage-backed
 securities available for sale           (11,586)       (56,739)
Net increase in loans and leases        (159,098)        (6,218)
Increase in assets under operating
 leases                                   (8,897)        (7,454)
Capital expenditures                      (6,177)        (3,524)
Net cash and cash equivalents
 received in acquisition of
 subsidiaries                             43,682          2,730
Net cash and cash equivalents paid
 in acquisition of trust assets             (528)             -
Proceeds on sale of other real estate
 owned                                        50            497
Proceeds on sale of fixed assets              13              8
Proceeds on sale of repossessed assets       413             85
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (96,999)       (38,633)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits
 and savings accounts                     32,008         36,210
Net increase in time deposit accounts      1,222         37,088
Net increase in other borrowings           7,014         19,758
Net increase (decrease) in short-term
 borrowings                               48,808        (43,080)
Purchase of treasury stock                  (547)        (4,163)
Proceeds from sale of treasury stock       1,463            593
Proceeds from the sale of minority
 interest                                     57              -
Dividends                                 (2,385)        (2,169)
                                        ---------      ---------
NET CASH PROVIDED FROM FINANCING
 ACTIVITIES                               87,640         44,237
                                        ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                     (1,857)        19,016
Cash and cash equivalents at
 beginning of year                        42,831         57,185
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 40,974       $ 76,201
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  2,563       $  2,619
                                        =========      =========
 Cash paid for interest                 $ 29,206       $ 26,178
                                        =========      =========
Other borrowings transferred to
 short-term borrowings                  $  8,595       $ 12,323
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

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended September 30, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998, are shown in the tables below:


                                             Three Months Ended
                                             9/30/99    9/30/98
                                             -------    -------
Net Income                                   $ 2,005    $ 2,054
                                             =======    =======
Weighted average common shares
 outstanding (000's)                           9,588      9,334
Assumed incremental common shares issued
 upon exercise of stock options (000's)          207        202
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,795      9,536
                                             =======    =======

                                              Nine Months Ended
                                             9/30/99    9/30/98
                                             -------    -------
Net Income                                   $ 6,217    $ 6,626
                                             =======    =======
Weighted average common shares
 outstanding (000's)                           9,547      9,443
Assumed incremental common shares issued
 upon exercise of stock options (000's)          196        194
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,743      9,637
                                             =======    =======

NOTE 2.  ACQUISITIONS

On July 23, 1999, Wisconsin Community Bank ("WCB"), a wholly-owned subsidiary of the Company, completed its acquisition of Bank One Wisconsin's branch in Monroe, Wisconsin. Included in the acquisition were deposits of $93,780 and loans of $38,581. Trust assets of the Monroe branch were also acquired by WCB. The acquisition was accounted for as a purchase; accordingly, the results of operations of the Monroe banking center have been included in the financial statements from the acquisition date. The resultant acquired deposit base intangible of $2,505 is being amortized over a period of 10 years and the remaining goodwill of $9,163 is being amortized over a period of 15 years.

As a result of this business combination, WCB became the Company's second largest community bank subsidiary, as WCB's total assets reached $177,254 at July 31, 1999. The Company's presence in Wisconsin began in 1997 with the purchase of the $39,287 Cottage Grove State Bank, subsequently renamed Wisconsin Community Bank. In addition to the recent Monroe addition, WCB has opened new locations in the Wisconsin communities of Middleton, Sheboygan, Green Bay and Eau Claire.

On August 17, 1999, the Company signed a definitive agreement to acquire National Bancshares, Inc. ("NBI"), the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. The bank has four locations in the New Mexico communities of Clovis and Melrose, with $119,316 in assets and $98,731 in deposits at September 30, 1999. The total purchase price for NBI will be approximately $23,300, of which up to $5,800 may be paid in common stock of the Company. The acquisition is expected to close by the end of 1999 or during the first quarter of 2000, pending stockholder and regulatory approvals. The Company expects to merge FNB into its New Mexico Bank & Trust ("NMB") subsidiary after the closing of the acquisition. As a result of this merger, the Company's ownership in NMB will rise to approximately 86%.

NOTE 3.  OTHER BORROWINGS

On July 23, 1999, the Company amended its credit agreement with an unaffiliated bank increasing the Company's unsecured credit line from $20,000 to $40,000. Under the terms of this agreement, the Company has a term loan of $25,000 and a revolving credit loan of up to $15,000. At December 31, 1999, the revolving credit loan is required to be reduced to $5,000. The term loan is payable quarterly in $1,000 installments beginning March 31, 2000, with the final payment of $10,000 payable on December 31, 2003. The additional credit line was established primarily to provide the $18,000 capital investment required at WCB upon its acquisition of the Monroe branch.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands, except per share data)

SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the Securities and Exchange Commission.

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

During the third quarter of 1999, the Company continued to experience significant growth, as total assets increased 10.71% since June 30, 1999, to $1,137,923. Contributing to this growth was the completion of the acquisition of Bank One Wisconsin's banking center in Monroe ("Monroe") which had total deposits of $93,780 and total loans of $38,581 on the acquisition date. Exclusive of the acquired loan portfolio, total loans grew by 8.91% or $61,733 since June 30, 1999. These increases are consistent with the Company's growth strategies.

Earnings for the third quarter of 1999 remained consistent with those posted during the same quarter of 1998 even though securities gains and gains on sale of loans had declined and noninterest expense continued to increase as a result of the expansion efforts underway. Additionally, the loan loss provision has grown significantly, primarily in response to the loan growth experienced. For the third quarter of 1999, net income was $2,005, consistent with the $2,054 earned during the same period in 1998. On a basic per common share basis, earnings were $.21 during the third quarter of 1999 compared to $.22 for the same period in 1998. Return on common equity was 9.23% and return on assets was .73% for the third quarter of 1999. For the same period in 1998, return on equity was 10.08% and return on assets was .90%.

For the first nine months of 1999, net income was $6,217 or $.65
on a basic per common share basis.   Return on common equity was
9.75% and return on assets was .82%. For the same period in 1998, earnings totaled $6,626 or $.70 on a basic per common share basis, return on equity was 11.21% and return on assets was 1.02%. Operating results for the nine month period under comparison were also negatively impacted by a reduction in securities gains, an increase in the provision for loan and lease losses and additional overhead costs associated with the Company's recent growth initiatives.

NET INTEREST INCOME

Exclusive of the interest recorded on debt at ULTEA, Inc. ("ULTEA"), the Company's fleet management subsidiary, net interest margin expressed as a percentage of average earning assets increased to 3.91% during the third quarter of 1999 compared to 3.64% during the same quarter of 1998. For the nine month periods ended September 30, 1999 and 1998, the net interest margin expressed as a percentage of average earning assets, exclusive of the interest on ULTEA's debt, was 3.86% and 3.75%, respectively. ULTEA, which was acquired during the fourth quarter of 1996, has outstanding debt which is necessary to fund its vehicles under operating leases, while the income derived from these leases is recorded as noninterest income. These increases were primarily the result of an increase in rates during the second half of 1999. Total net interest margin increased to 3.69% during the third quarter of 1999, compared to 3.43% for the same quarter of 1998. For the nine month periods ended on September 30, 1999 and 1998, total net interest margin was 3.63% and 3.66%, respectively.

For the three and nine month periods ended September 30, 1999, interest income increased $3,179 or 19.52% and $5,319 or 11.11%, respectively, when compared to the same periods in 1998. These increases were primarily attributable to the significant growth in loans and was partially offset by a reduction in the amount of interest on federal funds sold, as loan growth outpaced deposit growth and shifted the Company into a position of purchasing federal funds.

The Company was able to keep the increase in interest expense below the growth in interest income, which resulted in additional net interest income. For the three and nine month periods ended September 30, 1999, interest expense increased $1,152 or 12.19% and $2,463 or 9.23%, respectively, when compared to the same periods in 1998. In addition to the shift of purchasing federal funds, additional borrowings resulted from the growth in vehicles under operating leases at ULTEA, which increased from $8,461 at June 30, 1998, to $52,874 at December 31, 1998, and $54,934 at
September 30, 1999. This growth at ULTEA was primarily attributable to the acquisition of Lease Associates Group ("LAG") in July of 1998, making ULTEA the largest Wisconsin-based fleet management company.

PROVISION FOR LOAN AND LEASE LOSSES

The Company's provision for loan and lease losses increased $376 and $1,087 for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. These increases were recorded primarily in response to the significant loan growth experienced by the Company and were made to provide, in the Company's opinion, an adequate allowance for loan and lease losses.

NONINTEREST INCOME

Noninterest income increased $843 or 15.29% during the quarter ended on September 30, 1999, compared to the same period in 1998. On a year-to-date comparative basis, noninterest income rose $7,818 or 68.80%. Rental income on operating leases accounted for 94.19% or $794 of the increase for the quarter and 91.16% or $7,127 of the increase for the nine month period ended September 30, 1999. The operations at ULTEA were primarily responsible for these significant changes.

During 1999, the Company recorded mortgage loan servicing rights of $212 during the first quarter, $186 during the second quarter and $111 during the third quarter, all of which were included in gains on sale of loans. As the mortgage loans serviced for others portfolio continued to grow, the Company determined that the mortgage servicing rights associated with these loans will have a material effect on the financial position and operating results of the Company going forward and, as such, must be recorded. The mortgage loans serviced for others increased from $144,557 at June 30, 1998, to $186,848 at September 30, 1999.
There is no valuation allowance on mortgage loan servicing rights, as the fair value exceeds the recorded book value at September 30, 1999. The volume of mortgage loans sold into the secondary market declined during the third quarter of 1999 as rates moved upward and customers elected to take three- and five-year adjustable rate mortgage loans, which the Company elected to retain in its loan portfolio.

NONINTEREST EXPENSE

The strong growth in noninterest income was more than offset by the $2,704 or 29.72% increase in noninterest expense for the third quarter of 1999 compared to the same period in 1998. For the nine month period ended September 30, 1999, noninterest expense increased $10,332 or 46.57% compared to the same period in 1998. The largest component of the increase for the nine month period was also related to the operations of ULTEA, as depreciation on equipment under operating leases increased $5,315.

The following expansion efforts were also significant contributors to the growth in noninterest expense:

- the establishment of New Mexico Bank and Trust ("NMB"), an 80% owned subsidiary of the Company, in Albuquerque, New Mexico in May of 1998 and its subsequent opening of three additional branches during the second and third quarters of 1999

-    the third-quarter 1998 acquisition of LAG by ULTEA

-    Wisconsin Community Bank's ("WCB") opening of offices during
     1999 in Sheboygan, Green Bay and Eau Claire, Wisconsin and its acquisition of Bank One's Monroe branch in July

- Riverside Community Bank's ("RCB") opening of a branch on July 1, 1999

Salaries and employee benefits, the largest component of noninterest expense, increased $956 or 23.60% for the quarters under comparison. On a year-to-date basis, salaries and employee benefits grew $2,596 or 22.92%. These increases were primarily attributable to the Company's expansion efforts and to normal merit increases. The number of full-time equivalent employees increased from 383 at September 30, 1998, to 396 at December 31, 1998, and 476 at September 30, 1999.

Fees for outside services increased $216 or 55.10% during the quarter and $586 or 57.12% during the nine month period ended on September 30, 1999, when compared to the same period in 1998. In addition to the Company's expansion efforts, this increase resulted from consulting fees paid for a net interest margin and earnings improvement study being conducted by USBA Holdings, Ltd. This engagement was focused on identifying specific strategies to increase earnings with an emphasis on reaching and expanding the Company's core customers more effectively and efficiently. The study was completed during the third quarter of 1999 and implementation of the recommendations is anticipated to be completed by the second quarter of 2000.

Other expenses increased $468 or 35.75% for the quarter under comparison and $899 or 24.84% for the nine month period under comparison due primarily to the expansion efforts underway. Some of the expenses included within this category that experienced significant growth during 1999 as a result of the expansion efforts were goodwill and core deposit intangibles amortization, office supplies, telephone charges and fees relating to the processing of credit cards for merchants.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 1999 decreased $161 or 18.05% over the same period in 1998. On a nine month comparative basis, income tax expense decreased $336 or 11.79%. These decreases were primarily a result of corresponding decreases in pre-tax earnings. The Company's effective tax rate was 28.80% and 30.08% for the nine month periods ended September 30, 1999 and 1998, respectively.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Commercial and commercial real estate loans made up $141,444 or 69.59% of the $203,239 increase in the Company's loan portfolio during the first nine months of 1999. The acquisition of Monroe was responsible for $26,420 or 18.68% of this growth. The remaining $115,024 change in commercial loans outstanding was primarily the result of aggressive calling efforts and the Company's expansion into new markets. The other loan category to experience significant growth, consumer loans outstanding, grew $25,317 or 34.85%, exclusive of the Monroe acquisition, since December 31, 1998. Indirect paper, primarily on new automobiles, at the Company's lead bank, Dubuque Bank and Trust ("DB&T") and direct consumer loans at Citizens Finance Co., the Company's consumer finance subsidiary, were responsible for the majority of this growth.

The table below presents the composition of the Company's loan portfolio as of September 30, 1999 and December 31, 1998.

LOAN PORTFOLIO                  September 30,      December 31,
                                    1999               1998
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate                $419,209   52.60%  $277,765   46.88%
Residential mortgage         170,923   21.45    156,415   26.40
Agricultural and
 agricultural real estate     98,624   12.38     77,211   13.03
Consumer                      98,965   12.42     72,642   12.26
Lease financing, net           9,179    1.15      8,508    1.43
                            --------  -------  --------  -------
Gross loans and leases       796,900  100.00%   592,541  100.00%
                                      =======            =======
Unearned discount             (3,079)            (2,136)
Deferred loan fees              (449)              (272)
                            ---------          ---------
Total loans and leases       793,372            590,133
Allowance for loan and
 lease losses                (10,406)            (7,945)
                            ---------          ---------
Loans and leases, net       $782,966           $582,188
                            =========          =========

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by the Company's loan review committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial loans as compared to relatively lower-risk residential real estate loans;
ii) the entrance into new markets in which the Company had little or no previous lending experience; iii) recent uncertainties within the agricultural markets; and iv) the economies of the Company's primary market areas have been stable for some time and the allowance is intended to anticipate the cyclical nature of most economies. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 1999. The allowance for loan and lease losses increased by $2,461 or 30.98% during the first nine months of 1999, primarily as a result of the significant growth experienced in the loan portfolio. Additionally, the Monroe acquisition accounted for $665 or 27.02% of the growth in the allowance for loan and lease losses. As a percentage of total loans and leases, the allowance for loan and lease losses was 1.31% as of September 30, 1999, and 1.35% as of December 31, 1998.

During the third quarter of 1999, the Company recorded net charge offs of $110 compared to $123 for the same period in 1998. The Company recorded net charge offs of $180 and net recoveries of $30 for the nine month periods ended September 30, 1999 and 1998, respectively.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, decreased from $1,750 at December 31, 1998, to $1,605 at September 30, 1999, a
decrease of $145 or 8.29%. As a percentage of total loans and leases, nonperforming loans were at .20% on September 30, 1999, and .30% at December 31, 1998.

SECURITIES

The primary objective of the securities portfolio continues to be to provide the Company's bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 17.97% of total assets at September 30, 1999, as compared to 25.42% at December 31, 1998. This reduction was representative of a shift in the asset mix of the Company as growth in the loan portfolio outpaced deposit growth.

The composition of the portfolio is managed to maximize the return on the portfolio while considering the impact it has on the Company's asset/liability position and liquidity needs. Management elected to replace paydowns received on mortgage-backed securities with less volatile U.S. government agency securities, as the spreads on mortgage-backed securities compared to comparable U.S. treasury securities with the same maturities narrowed during the first nine months of 1999. The state tax-exempt nature of selected U.S. government agency securities also made them attractive purchases for the Company's Illinois bank subsidiaries.

The table below presents the composition of the securities portfolio by major category as of September 30, 1999, and December 31, 1998.

SECURITIES PORTFOLIO
                                September 30,     December 31,
                                    1999               1998
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
U.S. Treasury securities    $      -       -%  $  1,709    0.71%
U.S. government agencies      87,099   42.59     77,361   31.90
Mortgage-backed securities    77,177   37.74    128,317   52.92
States and political
  subdivisions                21,713   10.62     21,536    8.88
Other securities              18,518    9.05     13,565    5.59
                            --------  -------  --------  -------
Total securities            $204,507  100.00%  $242,488  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $124,630 or 17.36% during the first nine months of 1999. The Monroe acquisition comprised $93,780 or 75.25% of this increase. Of particular significance was the $13,100 or 18.48% growth in demand deposits, exclusive of the Monroe branch acquisition. Savings deposits also experienced growth, up $16,529 or 5.64% from year end, exclusive of the Monroe acquisition,. Growth in these two deposit categories was primarily attributable to efforts at DB&T and the Company's de novo community banks, RCB in Rockford, Illinois and NMB in Albuquerque, New Mexico. Certificates of deposit, exclusive of the acquisition, remained stable when compared to the December 31, 1998, total. Interest in this type of deposit continues to diminish as customers are drawn to alternative investment products.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the nine month period ended September 30, 1999, the balance in this account had increased $59,781 or 78.74%. An increase of $49,565 or 134.99% in the amount of repurchase agreements requested by the corporate cash management customers of DB&T, WCB and NMB accounted for nearly 83% of the growth in short-term borrowings.

On July 23, 1999, the Company amended its credit agreement with an unaffiliated bank increasing the Company's unsecured credit line from $20,000 to $40,000. The additional credit line provided the $18,000 capital investment required at WCB upon its acquisition of Monroe. Under the terms of this agreement, the Company has a term loan of $25,000 and a revolving credit loan of up to $15,000. At December 31, 1999, the revolving credit loan is required to be reduced to $5,000. The term loan is payable quarterly in $1,000 installments beginning March 31, 2000, with the final payment of $10,000 payable on December 31, 2003.

Other borrowings decreased $1,581 or 2.74% during the first nine months of 1999. Included in these borrowings are long-term FHLB advances which decreased during the first nine months of 1999 due to the transfer of $7,000 to short-term borrowings. Long-term FHLB advances totaled $19,110 on September 30, 1999, with a weighted average remaining term of 5 years and a weighted average rate of 5.99%.

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

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                    9/30/99          12/31/98
                                Amount   Ratio     Amount Ratio
                                ------   -----     ------ -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital              $   74,170  8.05%  $ 81,149 11.05%
 Tier 1 capital minimum
   requirement                   36,835  4.00%    29,379  4.00%
                             ---------- ------  -------- ------

 Excess                      $   37,335  4.05%  $ 51,770  7.05%
                             ========== ======  ======== ======

 Total capital               $   84,575  9.18%  $ 89,093 12.13%
 Total capital minimum
   requirement                   73,671  8.00%    58,757  8.00%
                             ---------- ------  -------- ------
 Excess                      $   10,904  1.18%  $ 30,336  4.13%
                             ========== ======  ======== ======
Total risk-adjusted assets   $  920,887         $734,463
                              ==========         ========
Leverage Capital Ratios:(2)

 Tier 1 capital              $   74,170  6.86%  $ 81,149  8.58%
 Tier 1 capital minimum
   requirement(3)                43,240  4.00%    37,810  4.00%
                             ---------- ------  -------- ------
 Excess                      $   30,930  2.86%  $ 43,339  4.58%
                             ========== ======  ======== ======
Average adjusted assets
  (less goodwill)            $1,081,009         $945,242
                             ==========         ========

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of WCB in March of 1997, the Company has cash payments remaining of $594 in 2000 and $584 in 2001, plus interest at rates of 7.00% to 7.50%. The acquisition and merger of LAG into ULTEA in July of 1998 included an agreement to make three equal remaining cash payments of $643 in 2000 and 2001, plus interest at 7.50%.

In July, WCB completed its acquisition of Bank One Wisconsin's
Monroe location. As part of the transaction, the Company infused an additional capital investment at WCB of $18,000.

On August 17, 1999, the Company signed a definitive agreement to acquire National Bancshares, Inc. ("NBI"), the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. The bank has four locations in the New Mexico communities of Clovis and Melrose, with $119,316 in assets and $98,731 in deposits at September 30, 1999. The total purchase price for NBI will be approximately $23,300, of which up to $5,800 may be paid in common stock of the Company. The acquisition is expected to close by the end of 1999 or during the first quarter of 2000, pending stockholder and regulatory approvals. The Company expects to merge FNB into NMB after the closing of the acquisition. As a result of this acquisition, the Company's ownership in NMB will rise to approximately 86%.

In October of 1999, the Company completed an offering of $25,000 of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust I ("Trust"), a special purpose trust subsidiary of the Company formed for the sole purpose of this offering. The proceeds from the offering were used by the Trust to purchase junior subordinated debentures from the Company. The proceeds are being used by the Company for general corporate purposes, including the repayment of $15,000 of indebtedness on the Company's revolving credit loan and the financing of acquisitions. The securities are expected to qualify as Tier 1 capital for regulatory purposes, thus providing capital to support the Company's anticipated future asset growth. When adjusted for the capital cumulative securities, the Company's total capital would have been approximately $109,575 or 11.90% of total risk-adjusted assets as of September 30, 1999. When also including the pending acquisition of NBI, total capital would have been approximately $101,852 or 10.24% of total risk-adjusted assets as of September 30, 1999. Tier 1 capital for the Company, adjusted for the capital securities and pending NBI acquisition, would have been approximately $86,870 or 8.73% of total risk-adjusted assets as of September 30, 1999.

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

Net cash outflows from investing activities increased $58,366 during the first nine months of 1999 compared to the same period in 1998. The net increase in loans and leases was $159,098 during the first nine months of 1999 compared to $6,218 during the same period in 1998, a $152,880 change. During the first nine months of 1999, proceeds from the sale and maturity of securities increased $2,444 compared to the same period in 1998, as the purchases of securities decreased $54,418 for the periods under comparison.

Financing activities provided net cash of $87,640 during the first nine months of 1999 compared to $44,237 during the same period in 1998. A net increase in deposit accounts provided cash of $33,230 during the first nine months of 1999 compared to $73,298 during the same period in 1998. The category reflecting the most significant change was the change in short-term borrowings to a provider of $48,808 in cash during 1999 compared to a user of $43,080 in cash during 1998.

Total cash inflows from operating activities decreased $5,910 for the first nine months of 1999 compared to the same period in 1998. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

The Company's revolving credit agreement was amended on July 23, 1999, to increase the Company's unsecured credit line from $20,000 to $40,000 at any one time. The agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by the Company under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by the Company of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, and requires that each of the bank subsidiaries remain well capitalized, as defined from time to time by the federal banking regulators. As of the date of this report, the Company and each of its bank subsidiaries were in compliance with all the covenants contained in this credit agreement.

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

In accordance with regulatory guidelines, the project team has prepared a comprehensive contingency plan in the event that Year 2000 related failures are experienced. The plan lists the various strategies and resources available to restore core business processes. Testing of this plan is underway. In conjunction with the development of this contingency plan, the team continues to monitor Year 2000 progress by public utility providers. The Company purchased a few portable generators for its main facility to operate the critical functions. The generators will provide an alternative source of power for a limited time period. Also assessed as part of the contingency plan was the adequacy of the Company's sources of liquidity to meet any cash demands the bank subsidiaries' customers may place on them during the fourth quarter of 1999. The Company has established additional borrowing privileges in excess of $100,000 at the Federal Reserve Bank's discount window.

Management anticipates that the total out-of-pocket expenditures required for bringing the systems into compliance for the Year 2000 will be approximately $360, of which $10 remains to be expended during the last three months of 1999. Management believes that these required expenditures will not have a material adverse impact on operations, cash flow, or financial condition. This amount, including costs for upgrading equipment specifically for the purpose of Year 2000 compliance, staff expense for testing and contingency development, and certain administrative expenditures, has been provided for in the Company's Year 2000 budget. Although management feels confident that all necessary upgrades have been identified, and budgeted accordingly, no assurance can be made that Year 2000 compliance can be achieved without additional unanticipated expenditures.
It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers or even the possible loss of electric power or phone service; however, such costs could be substantial. As a result of the Year 2000 project, the Company has not had any material delay regarding its information systems projects.

RECENT REGULATORY DEVELOPMENTS

On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.


            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK
                     (Dollars in thousands)


Market risk is the risk of loss arising from adverse changes in market prices and rates. The Company's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of the Company's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland Board of Directors. Management does not believe that the Company's primary market risk exposures and how those exposures have been managed to-date in 1999 changed significantly when compared to 1998.

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

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
27.1  Financial Data Schedule
Reports on Form 8-K

On August 26, 1999, the Company filed a Form 8-K under Item 5 regarding the pending acquisition of National Bancshares, Inc., a New Mexico corporation.


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

                                   Dated:  November 15, 1999