Form 10-Q/A
period 1999-09-30
HEARTLAND FINANCIAL USA INC
filed 1999-11-15
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1
                               TO
                            FORM 10-Q
       (Exhibit 27.1 was omitted from the initial filing)

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

                  HEARTLAND FINANCIAL USA, INC.
          Amendment No. 1 to Form 10-Q Quarterly Report

                        Table of Contents


                             Part II

Item 6.   Exhibits and Reports on Form 8-K


          Form 10-Q Signature Page

                             PART II

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