Form 10-K
period 1999-12-31
HEARTLAND FINANCIAL USA INC
filed 2000-03-30
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999

                 Commission File Number: 0-24724

                  HEARTLAND FINANCIAL USA, INC.
     (Exact name of Registrant as specified in its charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                           42-1405748
             (I.R.S. Employer identification number)

            1398 Central Avenue, Dubuque, Iowa 52001
       (Address of principal executive offices) (Zip Code)

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

As of March 23, 2000, the Registrant had issued and outstanding 9,627,465 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 2000, was $88,521,510. * Such figures include 735,460 shares of the Registrant's Common Stock held in a fiduciary capacity by the Trust Department of the Dubuque Bank & Trust Company, a wholly-owned subsidiary of the Registrant.

*Based on the last reported price of an actual transaction in Registrant's Common Stock on March 23, 2000, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of
Stockholders are incorporated by reference into Part III.

                    HEARTLAND FINANCIAL USA, INC.
                       Form 10-K Annual Report
                          Table of Contents
          Part I

Item 1.   Business
A.        General Description
B.        Market Areas
C.        Competition
D.        Employees
E.        Accounting Standards
F.        Supervision and Regulation
G.        Governmental Monetary Policy and Economic Conditions

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

          Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

PART I.

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has five bank subsidiaries in the states of Iowa, Wisconsin, Illinois and New Mexico and one federal savings bank subsidiary in Iowa (collectively, the "Bank Subsidiaries"). All six Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). Dubuque Bank and Trust Company, Dubuque, Iowa, ("DB&T") is chartered under the laws of the State of Iowa and has two wholly-owned subsidiaries: DB&T Insurance, Inc. ("DB&T Insurance"), a multi-line insurance agency and DB&T Community Development Corp. ("DB&T Development"), majority owner of a senior housing project. Galena State Bank and Trust Company, Galena, Illinois, ("GSB") and Riverside Community Bank, Rockford, Illinois, ("RCB") are chartered under the laws of the State of Illinois. First Community Bank, FSB, Keokuk, Iowa, ("FCB") is a federal savings association organized under the laws of the United States. Wisconsin Community Bank, Cottage Grove, Wisconsin, ("WCB") is chartered under the laws of the State of Wisconsin and has one subsidiary, DBT Investment Corporation ("DBT Investment"), an investment management company. New Mexico Bank & Trust, Albuquerque, New Mexico, ("NMB") is chartered under the laws of the state of New Mexico. The Bank Subsidiaries operate 29 banking locations in Iowa, Illinois, Wisconsin and New Mexico. Heartland has four non-bank subsidiaries. Citizens Finance Co. ("Citizens") is a consumer finance company. ULTEA, Inc. ("ULTEA") is a fleet leasing company headquartered in Madison, Wisconsin. Keokuk Bancshares, Inc. ("Keokuk") is an investment management company. Heartland Capital Trust I is a special purpose trust subsidiary of Heartland formed for the purpose of the offering of cumulative capital securities in October, 1999.

All of Heartland's subsidiaries are wholly-owned, except for NMB, of which Heartland was an 80% owner on December 31, 1999. On January 1, 2000, Heartland completed the acquisition of National Bancshares, Inc. ("NBI") the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. Heartland merged FNB into its NMB subsidiary immediately after the closing of the NBI acquisition. As a result of this affiliate bank merger, Heartland's ownership in NMB increased to approximately 88%.

The Bank Subsidiaries provide full service retail banking within Dubuque and Lee Counties in Iowa; within Jo Daviess, Hancock and Winnebago Counties in Illinois; within Dane, Green, Sheboygan, Brown, and Eau Claire Counties in Wisconsin; and Bernalillo and Curry Counties in New Mexico. Deposit products include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity, credit cards and lines of credit. Other products and services include VISA debit cards, automatic teller machines, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage.

Operating Strategy

Heartland's primary operating strategy is to differentiate the company as a growing consortium of strong community banks through community involvement, active boards of directors, local presidents and local decision-making. As part of the operating strategy, all directors, officers and employees are encouraged to maintain a strong ownership interest in Heartland. As of December 31, 1999, these individuals owned approximately 50% of Heartland's outstanding common stock.

Management believes that the personal and professional service that is offered to customers provides an appealing alternative to the "megabanks" that have resulted from the recent mergers and acquisitions in the financial services industry. While Heartland employs a community banking philosophy, management believes that Heartland's size, combined with the full line of financial products and services, is sufficient to effectively compete in the respective market areas. At the same time, management realizes that to remain price competitive Heartland must manage expense levels by centralizing the back office support functions to gain economies of scale. Each of the subsidiaries of Heartland operates under the direction of its own board of directors, although Heartland has standard operating policies regarding asset/liability management, liquidity management, investment management, lending policies and deposit structure management.

In order to accomplish these strategic objectives, management has focused on improving the performance of the existing subsidiaries while simultaneously pursuing an acquisition and expansion strategy. With respect to the existing subsidiaries, Heartland has primarily focused on the following strategies:

     - Improving the bank subsidiaries' funding costs by reducing the levels of higher-cost certificates of deposit, increasing the percentage of lower-cost transaction accounts such as checking, savings and money market accounts, emphasizing relationship banking and capitalizing on cross-selling opportunities;
     - Emphasizing the expansion of non-traditional sources of income, including trust and investment services, consumer finance and vehicle leasing and fleet management;
     - Centralizing back office support functions to enable the Bank Subsidiaries to operate as efficiently as possible; and
     - Continually evaluating new technology and acquiring it when the expected return justifies the cost.

Acquisition and Expansion Strategy

Heartland's strategy is to diversify both its market area and asset base while increasing profitability through acquisitions and through expansion of its current subsidiaries. The goal is to expand through the acquisition of established financial services organizations, primarily commercial banks or thrifts, when suitable candidates can be identified and acceptable business terms negotiated. Heartland has also formed de novo banking institutions in market areas where management has identified market potential and management with banking expertise and philosophy similar to Heartland's. In evaluating expansion and acquisition opportunities, Heartland has focused on geographic areas in the Midwest or Southwest with growth potential.

Heartland continually seeks and evaluates opportunities to establish branches, loan production offices or other business facilities as a means of expanding its presence in current or new market areas. Heartland also looks for opportunities beyond the Midwest and beyond the categories of community banks and thrifts when the Heartland board of directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. Heartland does not currently have any definitive understandings or agreements for any acquisitions material to Heartland. However, Heartland will continue to look for further expansion opportunities.

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

DB&T and WCB have also generated loans that are guaranteed by the U.S. Small Business Administration, and DB&T has been certified as one of that agency's Preferred Lenders. Management believes that making these guaranteed loans helps its local communities as well as provides Heartland with a source of income and solid future lending relationships as such businesses grow and prosper. DB&T is also currently one of the state of Iowa's top lenders in the "Linked Investment for Tomorrow" program. This state-sponsored program offers interest rate reductions to businesses opened by minorities and those in rural areas.

The primary repayment risk for commercial real estate loans is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties. In most cases, the Bank Subsidiaries have collateralized these loans and/or taken personal guarantees to help assure repayment.

The Bank Subsidiaries' commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and leases and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans and leases are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value.

As the credit portfolios of the Bank Subsidiaries have continued to grow, several changes have been made in their lending departments resulting in an overall increase in these departments' skill levels. Commercial lenders interact with their respective Boards of Directors each month. Heartland also utilizes an internal loan review function to analyze credits of the Bank Subsidiaries and to provide periodic reports to the respective boards of directors. Management has attempted to identify problem loans at an early date and to aggressively seek a resolution of these situations. The result has been a significantly below average level of problem loans compared to the Heartland Banks' industry peer groups in recent years.

Agricultural Loans

Agricultural loans are emphasized by DB&T, WCB's Monroe banking center and NMB's Clovis banking offices due to their
concentration of customers in rural markets.   DB&T maintains its
status as one of the largest agricultural lenders in the state of Iowa. Agricultural loans remain balanced, however, in proportion to the rest of Heartland's loan portfolio, constituting approximately 11% of the total loan portfolio at December 31, 1999. In connection with their agricultural lending, all of the Bank Subsidiaries have remained close to their traditional geographic market areas. The majority of the outstanding agricultural operating and real estate loans are within 60 miles of their main or branch offices.

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower's control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. Payments on agricultural loans are ultimately dependent on the profitable operation or management of the farm property securing the loan.

The agricultural loan departments work closely with all of their customers, including companies and individual farmers, and review the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least once a year. In addition, the Bank Subsidiaries work closely with governmental agencies, including the Farmers Home Administration, to assist agricultural customers in obtaining credit enhancement products such as loan guarantees.

Real Estate Mortgage Loans

Mortgage lending has been a focal point of the Bank Subsidiaries as each of them continues to build real estate lending business. As interest rates rose during 1999, residential mortgage outstandings grew as customers elected to take three-, five- and seven-year adjustable rate mortgage loans, which were retained in the loan portfolios. During prior years, the majority of home loans generated by the Bank Subsidiaries were sold to government agencies in the secondary mortgage market with servicing rights retained. Management believes that the retention of mortgage servicing provides the Bank Subsidiaries with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows each of the Bank Subsidiaries to continue to have regular contact with mortgage customers.

Consumer Lending

The Bank Subsidiaries' consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity, student loans, credit cards, signature loans and small personal credit lines. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Consumer loan demand is also serviced through Citizens, which currently serves the consumer credit needs of over 3,900 customers in the three state area of Iowa, Illinois and Wisconsin from its Dubuque, Iowa, Madison and Appleton, Wisconsin, and Loves Park, Illinois offices. Citizens typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens loans as compared to other consumer loans.

Trust Departments

The trust departments for DB&T, GSB and FCB have been providing trust services to their respective communities for many years. Trust personnel from DB&T also work with RCB, WCB and NMB personnel to provide trust services to all Bank Subsidiaries. Currently, the Bank Subsidiaries have over $600 million of consolidated assets under management and provide a full complement of trust and investment services for individuals and corporations.

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

Brokerage and Other Services

DB&T contracts with a third-party vendor, Focused Investments LLC, an affiliate of Wayne Hummer & Co., to operate independent securities offices at DB&T, GSB and FCB. Focused Investments LLC offers full-service stock and bond trading, direct investments, annuities and mutual funds. RCB also contracts with Invest Financial Corporation to operate an independent securities office at the main facility.

DB&T Insurance has continued to grow its personal and commercial insurance lines and the number of independent insurance companies it represents. DB&T Insurance is a multi-line insurance agency in the Dubuque area and offers a complete array of vehicle, property and casualty, life and disability insurance, as well as commercial lines and tax-free annuities.

B.   MARKET AREAS

DB&T is located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois and Wisconsin. Based upon the results of the 1990 census, the city of Dubuque had a total population of approximately 61,000.

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

WCB operates one office from its location in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. A branch office was opened in Middleton, a suburb of Madison, in February, 1998. According to the 1990 census, the county had a population of 390,000, and the village of Cottage Grove had a population of 1,100. Wisconsin Business Bank, a branch of WCB, opened three offices in Sheboygan, DePere and Eau Claire, Wisconsin during 1999. These three facilities are located in the northeastern Wisconsin counties of Sheboygan and Brown and the west central Wisconsin county of Eau Claire with populations of 104,000, 195,000 and 85,000, respectively, according to the 1990 census. WCB also acquired the Bank One Monroe Wisconsin banking center in July of 1999. The city of Monroe, which is approximately 50 miles southwest of Madison, is located in Green County in south central Wisconsin. According to the 1990 census, Monroe had a population of 13,700, and Green County had a population of 30,000.

NMB operates four offices within Albuquerque, New Mexico in Bernalillo County. Based upon the 1990 census, the county had a population of 480,000 and the city had a population of 385,000. NMB also operates two locations in the New Mexico communities of Clovis and Melrose, both located in Curry County. Clovis is located in east central New Mexico, approximately 220 miles from Albuquerque, 100 miles northwest of Lubbock, Texas and 105 miles southwest of Amarillo, Texas. Clovis had a population of approximately 31,000, and Curry County had a population of 42,000 according to the 1990 census.

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

The Bank Subsidiaries' combined market area is highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within Heartland's market area. The Bank Subsidiaries also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions.
The Gramm-Leach-Bliley Act may significantly change the competitive environment in which Heartland and the Bank Subsidiaries conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

D.  EMPLOYEES

At December 31, 1999, Heartland employed 484 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits and management considers its employee relations to be excellent.

E.  ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferring Statement 133's Effective Date, which defers the effective date for implementation of FAS 133 by one year, making FAS 133 effective no later than January 1, 2001 for Heartland's financial statements. Management does not believe the adoption of FAS 133 will have a material impact on the consolidated financial statements.

F.   SUPERVISION AND REGULATION (dollars in thousands)

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Iowa Superintendent of Banking (the "Iowa Superintendent"), the Illinois Commissioner of Banks and Real Estate (the "Illinois Commissioner"), the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI"), the New Mexico Financial Institutions Division (the "New Mexico Division"), the Office of Thrift Supervision (the "OTS"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or
(iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

At this time, it is not possible to predict the impact the Act may have on Heartland. Various bank regulatory agencies have just begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The Office of the Comptroller of the Currency has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. In addition, in February, 2000, all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.

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

Heartland's ownership of FCB makes Heartland a savings and loan holding company, as defined in the Home Owners' Loan Act (the "HOLA"). Although savings and loan holding companies generally are subject to supervision and regulation by the OTS, companies that, like Heartland, are both bank holding companies and savings and loan holding companies are generally exempt from OTS supervision. Federal law, however, requires the Federal Reserve to consult with the OTS, as appropriate, in establishing the scope of a Federal Reserve examination of such holding company, to provide the OTS, upon request, with copies of Federal Reserve examination reports and other supervisory information concerning any such holding company, and to cooperate with the OTS in any enforcement action against any such holding company if the conduct at issue involves Heartland's savings association subsidiary.

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

As of December 31, 1999, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 11.68% and a leverage ratio of 8.85%.

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

Federal Securities Regulation
Heartland's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

FCB is a federally chartered savings association, the deposits of which are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). As a SAIF-insured, federally chartered savings association, FCB is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC, as administrator of the SAIF.

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

During the year ended December 31, 1999, both BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, both
BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO Assessments
Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank Subsidiaries paid FICO assessments totaling $121.

Supervisory Assessments
All Iowa banks, Illinois banks, Wisconsin banks, New Mexico banks and federal savings associations are required to pay supervisory assessments to the Iowa Superintendent, the Illinois Commissioner, the Wisconsin DFI, the New Mexico Division and the OTS, respectively, to fund the operations of such agencies. In general, the amount of such supervisory assessments is based upon each institution's total assets. During the year ended December 31, 1999, the Bank Subsidiaries paid supervisory assessments totaling $152.

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

Pursuant to the HOLA and OTS regulations, savings associations, such as FCB, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for savings associations assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. Core capital consists primarily of permanent stockholders' equity less (i) intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of FCB's allowances for loan and leases losses.

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

During the year ended December 31, 1999, none of the Bank Subsidiaries was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements, as follows:

                    Risk-Based      Leverage       Tangible
                    Capital         Capital        Capital
                      Ratio          Ratio          Ratio
                    ---------      ---------      ---------

     DB&T            10.75           7.94           N/A
     GSB             12.16           7.68           N/A
     RCB             11.57           8.23           N/A
     WCB             10.99           8.43           N/A
     NMB             19.02          18.00           N/A
     FCB             12.01           8.08           8.04


Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, each of the Bank Subsidiaries was well capitalized, as defined by applicable regulations.

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

OTS regulations require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and
(v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing are not required to obtain OTS approval prior to making a capital distribution unless: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or
(c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The OTS must be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like FCB, is a subsidiary of a holding company, or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. Further, under applicable regulations of the OTS, the FCB may not pay dividends in an amount, which would reduce its capital below the amount required for the liquidation account established in connection with the FCB's conversion from the mutual to the stock form of ownership in 1991. As of December 31, 1999, approximately $35,210 was available to be paid as dividends to Heartland by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Bank Subsidiaries if such payment is deemed to constitute an unsafe or unsound practice.

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

Safety and Soundness Standards
The federal banking agencies have adopted guidelines, which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. The laws of Iowa, Illinois, Wisconsin and New Mexico permit interstate bank mergers, subject to certain conditions, including a prohibition against interstate mergers involving an Iowa, Illinois, Wisconsin or New Mexico bank, respectively, that have been in existence and continuous operation for fewer than five years.

Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank Subsidiaries -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test, the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 1999, FCB qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

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

Qualified Thrift Lender Test
The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (see "--The Bank Subsidiaries--Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 1999, FCB satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 79.03%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

Liquidity Requirements
OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1999, FCB was in compliance with OTS liquidity requirements, with a liquidity ratio of 8.73%.

Federal Reserve System
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44,300 or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44,300, the reserve requirement is $1,329 plus 10% of the aggregate amount of total transaction accounts in excess of $44,300. The first $5,000 of otherwise reservable balances is exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements to which FCB is subject under the HOLA and OTS regulations.


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

ITEM 2.

PROPERTIES

The following table is a listing of the principal operating facilities of Heartland:

                              Main        Main
                            Facility    Facility        Number
 Name and Main               Square     Owned or          of
Facility Address             Footage     Leased        Locations
----------------            --------    --------       ---------
Banking Subsidiary

DB&T
  1398 Central Avenue         59,500    Owned               8
  Dubuque, IA  52001

GSB
  971 Gear Street             18,000    Owned               3
  Galena, IL  61036

RCB
  6855 E. Riverside Blvd.      8,000    Owned               3
  Rockford, IL  60114

FCB
  320 Concert Street           6,000    Owned               3
  Keokuk, IA  52632

WCB
  580 North Main Street
  Cottage Grove, WI  53527     6,000    Owned               6

NMB
  320 Gold NW
  Albuquerque, NM  87102      11,400    Lease term          6
                                        through 2006

                              Main
                            Facility     Number
 Name and Main              Owned or       of
Facility Address             Leased     Locations
----------------            --------    ---------

Nonbanking Subsidiaries

Citizens
  1275 Main Street            Leased
  Dubuque, IA  52001          from DB&T    4

ULTEA
  2976 Triverton Pike
  Madison, WI  53711          Leased       2



The principal offices of Heartland are located in DB&T's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Heartland or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1999 to a vote of security holders.

PART II
ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Heartland's common stock was held by approximately 870 shareholders of record as of March 23, 2000, and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of reported prices per share of Heartland's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter                         High            Low
                                         ----            ---
1998:
  First                                $14 5/16       $16
  Second                                14             16 7/8
  Third                                 15 3/4         19
  Fourth                                16 3/4         19

1999:
  First                                $19 1/2        $17 7/8
  Second                                19 3/4         18 1/4
  Third                                 20 1/2         18 7/8
  Fourth                                19 3/8         16

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 1999. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:


Calendar Quarter
                         1999           1998
                         ----           ----

  First                 $.08           $.075
  Second                 .08            .075
  Third                  .09            .08
  Fourth                 .09            .08

ITEM 6.

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                For the Years Ended December 31,
                                   1999        1998      1997
                                --------------------------------

STATEMENT OF INCOME DATA

 Interest income                   $ 74,154  $ 64,517  $ 59,261
 Interest expense                    40,849    36,304    31,767
                                   --------  --------  --------
 Net interest income                 33,305    28,213    27,494
 Provision for loan and
  lease losses                        2,626       951     1,279
                                   --------  --------  --------
 Net interest income after
  provision for loan and
  lease losses                       30,679    27,262    26,215
 Noninterest income                  25,424    17,297     8,565
 Noninterest expense                 44,722    31,781    22,927
 Provision for income taxes           3,156     3,757     3,338
                                   --------  --------  --------
 Net income                        $  8,225  $  9,021  $  8,515
                                   ========  ========  ========

PER COMMON SHARE DATA
 Net income-basic                  $   0.86  $   0.95  $   0.90
 Net income-diluted                    0.84      0.94      0.89
 Cash dividends                        0.34       .31       .26
 Dividend payout ratio                39.47%    32.48%    28.96%
 Book value                        $   9.03  $   8.84  $   8.19
 Weighted average shares
  outstanding                     9,555,194 9,463,313 9,476,342

BALANCE SHEET DATA
 Investments and federal
  funds sold                       $213,452  $259,964  $234,666
 Total loans and leases,
  net of unearned                   835,146   590,133   556,406
 Allowance for loan and lease
  losses                             10,844     7,945     7,362
 Total assets                     1,184,147   953,785   852,060
 Total deposits                     869,659   717,877   623,532
 Long-term obligations               76,657    57,623    43,023
 Stockholders' equity                86,573    84,270    77,772

EARNINGS PERFORMANCE DATA
 Return on average total assets        0.78%     1.01%     1.09%
 Return on average stockholders'
  equity                               9.61     11.26     11.59
 Net interest margin ratio (1)         3.64      3.58      3.89
Earnings to fixed charges:
 Excluding interest on deposits        2.15x     2.65x     2.97x
 Including interest on deposits        1.28      1.35      1.37

ASSET QUALITY RATIOS
 Nonperforming assets to total
  assets                               0.19%     0.28%     0.34%
Nonperforming loans and leases
  to total loans and leases            0.20      0.30      0.37
 Net loan and lease charge-offs
  to average loans and leases          0.06      0.07      0.08
 Allowance for loan and lease
  losses to total loans and
  leases                               1.30      1.35      1.32
 Allowance for loan and lease
  losses to nonperforming
  loans and leases                   657.49    453.74    362.30

CAPITAL RATIOS
 Average equity to average
  assets                               8.12%     9.01%     9.39%
 Total capital to risk-adjusted
  assets                              11.68     12.13     12.71
 Tier 1 leverage                       8.85      8.58      8.76


SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                          For the Years Ended
                                              December 31,
                                             1996      1995
                                          -------------------
STATEMENT OF INCOME DATA

 Interest income                          $51,886    $ 49,149
 Interest expense                          27,644      25,529
                                          --------   --------
 Net interest income                       24,242      23,620
 Provision for loan and lease losses        1,408         820
                                          --------   --------
 Net interest income after provision
   for loan and lease losses               22,834      22,800
 Noninterest income                         7,364       4,981
 Noninterest expense                       19,507      17,323
 Provision for income taxes                 2,685       2,884
                                          --------  ---------
 Net income                               $ 8,006    $  7,574
                                          ========   ========
PER COMMON SHARE DATA
 Net income-basic                         $   0.85   $   0.79
 Net income-diluted                           0.84       0.78
 Cash dividends                                .20        .15
 Dividend payout ratio                       23.53%     19.03%
 Book value                               $   7.42   $   6.88
 Weighted average shares
  outstanding                            9,430,018  9,610,368

BALANCE SHEET DATA
 Investments and federal funds sold       $183,966   $171,726
 Total loans and leases, net of unearned   484,085    454,905
 Allowance for loan and lease losses         6,191      5,580
 Total assets                              736,552    677,313
 Total deposits                            558,343    534,587
 Long-term obligations                      42,506     45,400
 Stockholders' equity                       70,259     64,506

EARNINGS PERFORMANCE DATA
 Return on average total assets               1.16%      1.18%
 Return on average stockholders' equity      12.00      12.28
 Net interest margin ratio (1)                3.98       4.13
 Earnings to fixed charges:
  Excluding interest on deposits              3.38x      3.97x
  Including interest on deposits              1.39       1.41

ASSET QUALITY RATIOS
 Nonperforming assets to total assets         0.34%      0.28%
 Nonperforming loans and leases
  to total loans and leases                   0.41       0.26
 Net loan and lease charge-offs
  to average loans and leases                 0.17       0.08
 Allowance for loan and lease losses
  to total loans and leases                   1.28       1.23
 Allowance for loan and lease losses
  to nonperforming loans and leases         313.63     463.84

CAPITAL RATIOS
 Average equity to average assets             9.66%      9.59%
 Total capital to risk-adjusted assets       14.28      14.46
 Tier 1 leverage                              9.54       9.47

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

The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company ("DB&T"); Galena State Bank and Trust Company ("GSB"); Riverside Community Bank ("RCB"); Wisconsin Community Bank ("WCB"); New Mexico Bank & Trust ("NMB"); First Community Bank, FSB ("FCB"); Citizens Finance Co. ("Citizens"); ULTEA, Inc. ("ULTEA"); DB&T Insurance, Inc.; DB&T Community Development Corp.; DBT Investment Corporation; Keokuk Bancshares, Inc. (dba KBS Investment Corp.), and Heartland Capital Trust I ("Trust I"). All of Heartland's subsidiaries are wholly-owned except for NMB, of which Heartland was an 80% owner on December 31, 1999.

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

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges, fees and gains on loans, rental income on operating leases and trust income, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases and provision for loan and lease losses.

Heartland crossed the one billion dollar mark during 1999, as total assets reached $1,184,147 at year-end, an increase of $230,362 or 24.15% since year-end 1998 and the largest percentage increase since 1992. Particularly gratifying was the significant growth experienced in the loan portfolio, which grew to $835,146 at December 31, 1999, an increase of $245,013 or 41.52% since December 31, 1998.

Net income recorded during 1999 totaled $8,225 or $.86 on a basic per common share basis. During 1998, annual earnings were $9,021 or $.95 on a basic per common share basis. Return on common equity was 9.61% and return on assets was .78% for 1999, compared to 11.26% and 1.01% for 1998, respectively. Earnings declined during the year, as compared to 1998, primarily as a result of an increased loan loss provision associated with the strong loan growth experienced. Additionally, earnings were affected by expenses incurred to pursue growth initiatives in new and existing markets, combined with a reduction in the amount of securities gains realized.

During 1998, Heartland was able to sustain an increase in earnings even though additional overhead was expended on growth initiatives. Earnings increased $506 or 5.94% during 1998 when compared to the $8,515 or $.90 per basic common share recorded during 1997. Return on common equity was 11.59% and return on assets was 1.09% for 1997. Heartland's total assets grew $101,725 or 11.94% from year-end 1997. Loans and leases were up $33,727 or 6.06% at December 31, 1998.

The initiatives undertaken in these years to position Heartland for future increased earnings included:

     NMB was established in Albuquerque, New Mexico in May of 1998 and subsequently opened three additional branches during the second and third quarters of 1999. Total assets at NMB reached $101,164 at December 31, 1999. The acquisition and subsequent merger of First National Bank of Clovis into NMB was completed on January 1, 2000, nearly doubling NMB's asset size.

     WCB was acquired in March of 1997 and subsequently opened a branch office in Middleton, Wisconsin in early 1998. Additional offices were opened during 1999 in Sheboygan, Green Bay and Eau Claire, Wisconsin and the acquisition of Bank One Wisconsin's Monroe branch was completed in July of 1999. Total assets at this entity went from $54,031 at year-end 1998 to $185,837 on December 31, 1999.

     RCB, Heartland's 1995 de novo bank in Rockford, Illinois, opened an additional branch location in July of 1999.

     ULTEA acquired Arrow Motors Inc., a Wisconsin corporation doing business as Lease Associates Group ("LAG"), in July of 1998 and, as a result, became the largest fleet management company based in Wisconsin.

     Citizens, a consumer finance company, opened offices in Appleton, Wisconsin and Rockford, Illinois during 1998.


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

Net interest income on a fully tax equivalent basis was $34,125, $28,999 and $28,280 for 1999, 1998 and 1997, respectively, an increase of $5,126 or 17.68% for 1999 and $719 or 2.54% for 1998.
These increases were primarily attributable to the significant growth in loans and the ability to keep the increase in interest expense below the growth in interest income.

Expressed as a percentage of average earning assets, Heartland's net interest margin was 3.64% in 1999, 3.58% in 1998 and 3.89% in 1997. The 1999 increase was primarily the result of a shift in the asset mix on the balance sheet as gross loans went from 61.87% of total assets at December 31, 1998, to 70.53% at December 31, 1999. The decrease in net interest margin during 1998 occurred for several reasons:

  The operations of ULTEA resulted in additional interest expense associated with debt utilized to fund the vehicles under operating leases while the income derived from these leases is recorded as noninterest income.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)

                                        For the Year Ended
                                        December 31, 1999

                                  Average
                                  Balance      Interest    Rate
                                 ----------    --------   ------
EARNING ASSETS
Securities:
 Taxable                         $  200,559     $11,113    5.54%
 Nontaxable (1)                      21,010       1,842    8.77
                                 ----------     -------   ------
Total securities                    221,569      12,955    5.85
                                 ----- ----     -------   ------
Interest bearing deposits             8,176         468    5.72
Federal funds sold                    7,741         410    5.30
                                 ----------     -------   ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   365,199      29,790    8.16
 Residential mortgage               162,878      12,773    7.84
 Agricultural and agricultural
  real estate (1)                    86,505       7,382    8.53
 Consumer                            86,132       8,683   10.08
 Direct financing leases, net         9,401         659    7.01
 Fees on loans                            -       1,854       -
 Less: allowance for loan
  and lease losses                   (9,336)          -       -
                                 ----------     -------   ------
Net loans and leases                700,779      61,141    8.72
                                 ----------     -------   ------
Total earning assets                938,265      74,974    7.99
                                 ----------     -------   ------
NONEARNING ASSETS
Total nonearning assets             115,757           -       -
                                 ----------     -------   ------
TOTAL ASSETS                     $1,054,022     $74,974    7.11%
                                 ==========     =======   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  324,476     $10,789    3.33%
 Time, $100,000 and over             59,822       3,222    5.39
 Other time deposits                312,051      17,169    5.50
Short-term borrowings               111,853       5,630    5.03
Other borrowings                     60,490       4,039    6.68
                                 ----------     -------   ------
 Total interest bearing
  liabilities                       868,692      40,849    4.70
                                 ----------     -------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         81,511           -       -
Accrued interest and other
  liabilities                        18,254           -       -
                                 ----------     -------   ------
 Total noninterest bearing
  liabilities                        99,765           -       -
                                 ----------     -------   ------
Stockholders' Equity                 85,565           -       -
                                 ----------     -------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,054,022     $40,849    3.88%
                                 ==========     =======   ======
Net interest income (1)                         $34,125
                                                =======
Net interest income
 to total earning assets (1)                               3.64%
                                                          ======
Interest bearing liabilities
 to earning assets                   92.58%
                                 ==========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)

                                        For the Year Ended
                                        December 31, 1998

                                   Average
                                   Balance     Interest    Rate
                                   --------    --------   ------
EARNING ASSETS
Securities:
 Taxable                           $196,206     $11,515    5.87%
 Nontaxable (1)                      20,507       1,716    8.37
                                   --------     -------   ------
Total securities                    216,713      13,231    6.11
                                   --------     -------   ------
Interest bearing deposits             8,313         386    4.64
Federal funds sold                   29,830       1,582    5.30
                                   --------     -------   ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   249,326      21,523    8.63
 Residential mortgage               162,545      12,854    7.91
 Agricultural and agricultural
  real estate (1)                    75,685       6,751    8.92
 Consumer                            66,138       6,702   10.13
 Direct financing leases, net         8,367         625    7.47
 Fees on loans                            -       1,649       -
 Less: allowance for loan
  and lease losses                   (7,944)          -       -
                                   --------     -------   ------
Net loans and leases                554,117      50,104    9.04
                                   --------     -------   ------
Total earning assets                808,973      65,303    8.07
                                   --------     -------   ------
NONEARNING ASSETS
Total nonearning assets              80,317           -       -
                                   --------     -------   ------
TOTAL ASSETS                       $889,290     $65,303    7.34%
                                   ========     =======   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                  $266,282     $ 9,512    3.57%
 Time, $100,000 and over             51,283       2,905    5.66
 Other time deposits                282,142      16,228    5.75
Short-term borrowings                78,484       4,076    5.19
Other borrowings                     56,137       3,583    6.38
                                   --------     -------   ------
 Total interest bearing
  liabilities                       734,328      36,304    4.94
                                   --------     -------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         60,514           -       -
Accrued interest and other
  liabilities                        14,343           -       -
                                   --------     -------   ------
 Total noninterest bearing
  liabilities                        74,857           -       -
                                   --------     -------   ------
Stockholders' Equity                 80,105           -       -
                                   --------     -------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $889,290     $36,304    4.08%
                                   ========     =======   ======
Net interest income (1)                         $28,999
                                                =======
Net interest income
 to total earning assets (1)                               3.58%
                                                          ======
Interest bearing liabilities
 to earning assets                   90.77%
                                   ========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)

                                        For the Year Ended
                                        December 31, 1997

                                   Average
                                   Balance     Interest    Rate
                                   --------    --------   ------
EARNING ASSETS
Securities:
 Taxable                           $169,086     $10,393    6.15%
 Nontaxable (1)                      19,700       1,773    9.00
                                   --------     -------   ------
Total securities                    188,786      12,166    6.44
                                   --------     -------   ------
Interest bearing deposits             2,972          98    3.30
Federal funds sold                   12,570         681    5.42
                                   --------     -------   ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   222,157      19,683    8.86
 Residential mortgage               178,362      14,083    7.90
 Agricultural and agricultural
  real estate (1)                    66,294       6,037    9.11
 Consumer                            55,218       5,672   10.27
 Direct financing leases, net         6,739         501    7.43
 Fees on loans                            -       1,126       -
 Less: allowance for loan
  and lease losses                   (6,998)          -       -
                                   --------     -------   ------
Net loans and leases                521,772      47,102    9.03
                                   --------     -------   ------
Total earning assets                726,100      60,047    8.27
                                   --------     -------   ------
NONEARNING ASSETS
Total nonearning assets              56,596           -       -
                                   --------     -------   ------
TOTAL ASSETS                       $782,696     $60,047    7.67%
                                   ========     =======   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                  $237,730     $ 8,317    3.50%
 Time, $100,000 and over             34,913       1,961    5.62
 Other time deposits                268,201      15,487    5.77
Short-term borrowings                70,313       3,740    5.32
Other borrowings                     36,406       2,262    6.21
                                   --------     -------   ------
 Total interest bearing
  liabilities                       647,563      31,767    4.91
                                   --------     -------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         51,770           -       -
Accrued interest and other
  liabilities                         9,906           -       -
                                   --------     -------   ------
 Total noninterest bearing
  liabilities                        61,676           -       -
                                   --------     -------   ------
Stockholders' Equity                 73,457           -       -
                                   --------     -------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $782,696     $31,767    4.06%
                                   ========     =======   ======
Net interest income (1)                         $28,280
                                                =======
Net interest income
 to total earning assets (1)                               3.89%
                                                          ======
Interest bearing liabilities
 to earning assets                   89.18%
                                   ========

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                      For the Year Ended
                                          December 31,
                                     1999 Compared to 1998
                                         Change Due to
                                   Volume     Rate      Net
                                   --------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                           $   255   $ (657) $  (402)
 Nontaxable                             42       84      126
Interest bearing deposits               (6)      88       82
Federal funds sold                  (1,171)      (1)  (1,172)
Loans and leases                    13,261   (2,224)  11,037
                                   -------   ------  -------
TOTAL EARNING ASSETS                12,381   (2,710)   9,671

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                    2,079    (802)    1,277
 Time, $100,000 and over               484    (167)      317
 Other time deposits                 1,720    (779)      941
Short-term borrowings                1,733    (179)    1,554
Other borrowings                       278     178       456
                                   ------- -------   -------
TOTAL INTEREST BEARING
 LIABILITIES                         6,294  (1,749)    4,545
                                   ------- -------   -------
NET INTEREST INCOME                $ 6,087 $  (961)  $ 5,126
                                   ======= =======   =======


ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                      For the Year Ended
                                          December 31,
                                     1998 Compared to 1997
                                         Change Due to
                                   Volume    Rate       Net
                                   -------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                           $1,668    $(546)  $1,122
 Nontaxable                            72     (129)     (57)
Interest bearing deposits             176      112      288
Federal funds sold                    935      (34)     901
Loans and leases                    2,920       82    3,002
                                   ------    -----   ------
TOTAL EARNING ASSETS                5,771     (515)   5,256

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                     999      196    1,195
 Time, $100,000 and over              919       25      944
 Other time deposits                  805      (64)     741
Short-term borrowings                 435      (99)     336
Other borrowings                    1,226       95    1,321
                                   ------    -----   ------
TOTAL INTEREST BEARING
 LIABILITIES                        4,384      153    4,537
                                   ------    -----   ------
NET INTEREST INCOME                $1,387    $(668)  $  719
                                   ======    =====   ======

ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                      For the Year Ended
                                          December 31,
                                     1997 Compared to 1996
                                         Change Due to
                                   Volume     Rate      Net
                                   -------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                           $2,033    $ (32)  $2,001
 Nontaxable                        (1,133)    (202)  (1,335)
Interest bearing deposits             (51)     (14)     (65)
Federal funds sold                     55       16       71
Loans and leases                    5,725      530    6,255
                                   ------    -----   ------
TOTAL EARNING ASSETS                6,629      298    6,927

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                     813       30      843
 Time, $100,000 and over             (163)      (7)    (170)
 Other time deposits                1,641      261    1,902
Short-term borrowings               1,739       58    1,797
Other borrowings                     (331)      82     (249)
                                   ------    -----   ------
TOTAL INTEREST BEARING
 LIABILITIES                        3,699      424    4,123
                                   ------    -----   ------
NET INTEREST INCOME                $2,930    $(126)  $2,804
                                   ======    =====   ======


PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses increased $1,675 or 176.13% during 1999 when compared to 1998. This increase was primarily in response to the significant loan growth experienced and was made to provide, in management's opinion, an adequate allowance for loan and lease losses. During 1998, the provision for loan and lease losses decreased $328 or 25.65% when compared to 1997. This reduction was primarily the result of a $357 recovery on a pool of leases written down during 1996.

NONINTEREST INCOME
                                        For the Years Ended
                                           December 31,
                                      1999     1998      1997
                                    --------------------------
Service charges and fees            $ 3,906   $ 3,013   $2,723
Trust fees                            2,662     2,284    2,009
Brokerage commissions                   655       413      324
Insurance commissions                   803       751      563
Securities gains, net                   713     1,897    1,446
Rental income on operating leases    14,718     7,428      811
Gains on sale of loans                1,028     1,212      373
Other noninterest income                939       299      316
                                    -------   -------   ------
Total noninterest income            $25,424   $17,297   $8,565
                                    =======   =======   ======

The above table shows Heartland's noninterest income for the years indicated. Total noninterest income increased $8,127 or 46.99% during 1999, as compared to an increase of $8,732 or 101.95% during 1998.

Expansion into vehicle leasing and fleet management was responsible for the significant growth in noninterest income during both years. Rental income on operating leases accounted for 89.70% and 75.78% of the change in 1999 and 1998, respectively. ULTEA's first full year of operation as a Heartland subsidiary occurred in 1997. During the third quarter of 1998, ULTEA acquired LAG and, as a result, more than doubled in asset size going from $15 million to $35 million.

Gains on sale of loans decreased $184 or 15.18% during 1999. The volume of mortgage loans sold into the secondary market declined during 1999 as rates moved upward and customers elected to take three- and five-year adjustable rate mortgage loans, which Heartland elected to retain in its loan portfolio. Conversely, during 1998, gains on sale of loans increased $839 or 224.93% as Heartland experienced refinancing activity in its real estate mortgage loan portfolio as a result of decreasing interest rates. The majority of these new fixed rate 15- and 30-year real estate loans were sold into the secondary market.

Securities gains decreased $1,184 or 62.41% during 1999 compared to 1998. During 1998, securities gains increased $451 or 31.19% compared to 1997 and were attributable to the strong performance of Heartland's equity portfolio.

Emphasis during the past several years on enhancing revenues from services provided to customers has contributed to the growth of fee income. Service charges, trust fees and brokerage commissions all increased by more than 10% during each of the past two years.

Other noninterest income increased $640 or 214.05% during 1999 primarily due to gains on the disposal of leased assets at ULTEA.

NONINTEREST EXPENSE
                                        For the Years Ended
                                           December 31,
                                     1999      1998      1997
                                   ---------------------------
Salaries and employee
 benefits                          $18,945   $15,218   $13,070
Occupancy, net                       2,076     1,695     1,354
Furniture and equipment              2,416     1,998     1,537
Outside services                     2,239     1,416     1,439
FDIC deposit insurance
 assessment                            121       118       116
Advertising                          1,376     1,150       826
Depreciation on equipment under
 operating leases                   10,844     5,296       584
Other noninterest expense            6,705     4,890     4,001
                                   -------   -------   -------
 Total noninterest expense         $44,722   $31,781   $22,927
                                   =======   =======   =======
Efficiency ratio (1)                76.01%    71.58%    64.77%
                                   =======   =======   =======

(1) Noninterest expense divided by the sum of net interest income and noninterest income less securities gains.

The above table shows Heartland's noninterest expense for the years indicated. Noninterest expense increased $12,941 or 40.72% in 1999 when compared to 1998. Total 1998 noninterest expense represented an increase of $8,854 or 38.62% from the 1997 total. The largest component of the increase in noninterest expense during both 1999 and 1998 was related to the operations of ULTEA, as depreciation on equipment under operating leases increased $5,548 or 104.76% in 1999 and $4,712 or 806.85% in 1998.

Salaries and employee benefits expense continued to experience increases during both 1999 and 1998, growing $3,727 or 24.49% and $2,148 or 16.43%, respectively. In addition to the normal merit and cost of living raises, these increases were attributable to Heartland's continued expansion efforts, particularly the additions at NMB and WCB. The number of full-time equivalent employees increased from 396 at December 31, 1998, to 484 at December 31, 1999.

In addition to the increases experienced in salaries and employee benefits, the expansion efforts underway during the past two years have resulted in additional occupancy, furniture and equipment and advertising/public relations costs. These expenses increased $1,025 or 21.16% during 1999 and $1,126 or 30.29%
during 1998.

Fees for outside services increased $823 or 58.12% during 1999 when compared to 1998. In addition to fees relating to expansion efforts, this increase resulted from consulting fees paid for a net interest margin and earnings improvement study. This engagement was focused on identifying specific strategies to increase earnings with an emphasis on reaching and expanding the bank subsidiaries' core customers more effectively and efficiently. The study was completed during the third quarter of 1999 and implementation of the recommendations is scheduled to be completed by the second quarter of 2000.

Other noninterest expenses increased $1,815 or 37.12% during 1999 due primarily to the growth initiatives underway. Some of the expenses included within this category that experienced significant growth during 1999 as a result of the expansion efforts were goodwill and core deposit intangibles amortization, office supplies, telephone charges and fees relating to the processing of credit cards for merchants. During 1998, other noninterest expenses grew $889 or 22.22%. Amortization and maintenance expense on software contributed to this increase, primarily due to the conversion of the bank subsidiaries to Fiserv's Comprehensive Banking Systems during the spring of 1997.

INCOME TAXES

Income tax expense decreased $601 or 16.00% for 1999 primarily as a result of a reduction in pre-tax earnings. During 1998, income tax expense increased $419 or 12.55% as a result of additional pre-tax earnings. The effective tax rate was 27.73% in 1999, 29.40% in 1998 and 28.16% in 1997.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland's major source of income is interest on loans and leases. The table below presents the composition of Heartland's loan portfolio at the end of the years indicated.

LOAN PORTFOLIO
                                        December 31,
                                  1999               1998
                             Amount   Percent   Amount   Percent
                            --------  -------  --------  -------
Commercial and commercial
 real estate                $448,991   53.53%  $277,765   46.88%
Residential mortgage         180,347   21.50    156,415   26.40
Agricultural and
 agricultural real estate     92,936   11.08     77,211   13.03
Consumer                     103,608   12.35     72,642   12.26
Lease financing, net          12,886    1.54      8,508    1.43
                            --------  -------  --------  -------
Gross loans and leases       838,768  100.00%   592,541  100.00%
                                      =======            =======
Unearned discount             (3,169)            (2,136)
Deferred loan fees              (453)              (272)
                            --------           --------
Total loans and leases       835,146            590,133
Allowance for loan and
 lease losses                (10,844)            (7,945)
                            --------           --------
Loans and leases, net       $824,302           $582,188
                            ========           ========

LOAN PORTFOLIO
                                         December 31,
                                   1997              1996
                             Amount   Percent   Amount   Percent
                            --------  -------  --------  -------
Commercial and commercial
 real estate                $242,868   43.46%  $206,523   42.46%
Residential mortgage         175,268   31.37    166,999   34.33
Agricultural and
 agricultural real estate     69,302   12.40     57,526   11.83
Consumer                      64,223   11.49     48,361    9.94
Lease financing, net           7,171    1.28      7,042    1.44
                            --------  -------  --------  -------
Gross loans and leases       558,832  100.00%   486,451  100.00%
                                      =======            =======
Unearned discount             (2,077)            (1,962)
Deferred loan fees              (349)              (404)
                            --------           --------
Total loans and leases       556,406            484,085
Allowance for loan and
 lease losses                 (7,362)            (6,191)
                            --------           --------
Loans and leases, net       $549,044           $477,894
                            ========           ========

LOAN PORTFOLIO
                                         December 31,
                                             1995
                                       Amount     Percent
                                      --------    -------
Commercial and commercial
 real estate                          $191,866     42.00%
Residential mortgage                   158,324     34.66
Agricultural and
 agricultural real estate               59,089     12.94
Consumer                                38,988      8.54
Lease financing, net                     8,530      1.86
                                      --------    -------
Gross loans and leases                 456,797    100.00%
                                                  =======
Unearned discount                       (1,510)
Deferred loan fees                        (382)
                                      --------
Total loans and leases                 454,905
Allowance for loan and
 lease losses                           (5,580)
                                      --------
Loans and leases, net                 $449,325
                                      ========

The table below sets forth the remaining maturities by loan and lease category.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES (1)
December 31, 1999
                                             Over 1 Year
                                           Through 5 Years
                               One Year    Fixed     Floating
                                or less     Rate       Rate
                               ------------------------------
Commercial and commercial
 real estate                   $149,798   $201,105   $ 41,020
Residential mortgage             35,437     37,483     12,432
Agricultural and
 agricultural real estate        35,699     40,240      5,657
Consumer                         26,835     51,142     10,557
Lease financing, net              3,108      8,988          -
                               --------   --------   --------
Total                          $250,877   $338,958   $ 69,666
                               ========   ========   ========

                                   Over 5 Years
                                Fixed     Floating
                                 Rate       Rate        Total
                               -------------------------------
Commercial and commercial
 real estate                   $ 25,816   $ 31,252   $448,991
Residential mortgage             11,828     83,167    180,347
Agricultural and
 agricultural real estate         5,268      6,072     92,936
Consumer                          6,223      8,851    103,608
Lease financing, net                790          -     12,886
                               --------   --------   --------
Total                          $ 49,925   $129,342   $838,768
                               ========   ========   ========

(1) Maturities based upon contractual dates.

Net loans and leases grew $242,114 or 41.59% from December 31, 1998, to December 31, 1999, compared to $33,144 or 6.04% from December 31, 1997, to December 31, 1998. Expansion at WCB accounted for $106,951 or 44.17% of the growth during 1999, with the acquisition of the Monroe banking office making up $37,916 of this increase. Also contributing to the 1999 growth was the $54,499 increase in the loan portfolio at DB&T, Heartland's lead bank, which comprised 22.51% of the growth. NMB accounted for $28,829 or 86.98% of the growth during 1998 and $36,328 or 15.00%
during 1999.

During both years, the largest dollar growth occurred in commercial and commercial real estate loans, which increased $171,226 or 61.64% during 1999 and $34,897 or 14.37% during 1998.
This growth was the result of aggressive calling efforts combined with the expansion into new markets. During 1999, the majority of the growth occurred at three of the subsidiary banks. WCB was responsible for $72,617 or 42.41% of this increase with the Monroe acquisition contributing $26,420. DB&T accounted for $42,025 or 24.54% of the growth and NMB contributed $30,129 or 17.60%. During 1998, NMB made up $22,860 or 65.51% of the increase in this loan category.

The other loan category to experience significant growth during 1999, consumer loans, grew $29,960 or 41.24%, exclusive of the Monroe acquisition. Indirect paper, primarily on new automobiles, at DB&T and Citizens, Heartland's consumer finance subsidiary, were responsible for the majority of this growth. During 1998, consumer loan outstandings grew $8,419 or 13.11% with loans at NMB comprising $2,721 or 32.32% of this change.

Exclusive of the Monroe acquisition, agricultural and agricultural real estate loans experienced a $4,570 or 5.92% growth during 1999. This same loan category grew $7,909 or 11.41% during 1998. These increases reflected the solid reputation and expertise DB&T has developed in agricultural lending, combined with continued calling efforts.

Residential mortgage loan outstandings grew $23,932 or 15.30% during 1999. Nearly all the growth was recorded at WCB as Heartland's full real estate loan product line was introduced to this market. This same loan category was the only one to experience a decrease during 1998, declining $18,853 or 10.76%. This decrease occurred as customers chose fixed rate 15- and 30-year mortgages which the subsidiary banks elected to sell into the secondary market.

Although the risk of nonpayment for any reason exists with respect to all loans, specific risks are associated with each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower's management and the impact of national and regional economic factors. Additionally, risks associated with commercial and agricultural real estate loans include fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on consumer loans, including those on residential real estate, are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. Heartland monitors its loan concentrations and does not believe it has concentrations in any specific industry.

Heartland's strategy with respect to the management of these types of risks, whether loan demand is weak or strong, is to encourage the Heartland banks to follow tested and prudent loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (iii) administering loan policies through a Board of Directors and an officers' loan committee; (iv) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; and (v) ensuring that each loan is properly documented and, if appropriate, guaranteed by government agencies and that insurance coverage is adequate.

NONPERFORMING LOANS AND LEASES AND OTHER NONPERFORMING ASSETS

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated.

NONPERFORMING ASSETS
                                        December 31,
                             1999   1998   1997    1996   1995
                           ------------------------------------
Nonaccrual loans and
 leases                    $1,414  $1,324 $1,819  $1,697 $  977
Loan and leases
 contractually past
 due 90 days or more          236     426    187     247    226
Restructured loans
 and leases                     -       -     26      30      -
                           ------  ------ ------  ------ ------
Total nonperforming
 loans and leases           1,650   1,750  2,032   1,974  1,203
Other real estate             585     857    774     532    640
Other repossessed assets       67      77    124      21     51
                           ------  ------ ------  ------ ------
Total nonperforming assets $2,302  $2,684 $2,930  $2,527 $1,894
                           ======  ====== ======  ====== ======
Nonperforming loans and
 leases to total loans
 and leases                 0.20%   0.30%  0.37%   0.41%  0.26%

Nonperforming assets
 to total loans and
 leases plus repossessed
 property                   0.28%   0.45%  0.53%   0.52%  0.42%

Nonperforming assets to
 total assets               0.19%   0.28%  0.34%   0.34%  0.28%


Under Heartland's internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system, which assigns a rating on each loan and lease within the portfolio based on the borrower's financial position, repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland's credit quality figures, which compare very favorably to peer data in the Bank Holding Company Performance Reports published by the Federal Reserve Board for bank holding companies with total assets of $1 to $3 billion. In this report, the peer group reported nonperforming assets to total assets of .53% and .58% for September 30, 1999, and December 31, 1998, respectively. Heartland's ratios at December 31, 1999 and 1998, were .19% and
 .28%, respectively.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by Heartland's loan review committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial loans as compared to relatively lower-risk residential real estate loans;
ii) the entrance into new markets in which Heartland had little or no previous lending experience; iii) uncertainties within the agricultural markets; and iv) the economies of Heartland's primary market areas have been stable for some time and the allowance is intended to anticipate the cyclical nature of most economies.

The allowance for loan and lease losses increased by $2,899 or 36.49% during 1999, primarily as a result of the significant growth experienced in the loan portfolio. Additionally, the Monroe branch acquisition accounted for $665 or 22.94% of the increase in the allowance for loan and lease losses during 1999. As a percentage of total loans and leases, the allowance for loan and lease losses was 1.30% at December 31, 1999, 1.35% at December 31, 1998 and 1.32% at December 31, 1997.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all probable losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 1999. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                       December 31,
                          1999   1998    1997      1996     1995
                       -----------------------------------------
Allowance at
 beginning of year     $ 7,945  $7,362   $6,191  $5,580   $5,124
Charge-offs:
 Commercial and
  commercial real
  estate                    81     289       93     578      108
 Residential mortgage        -      20       21      23        6
 Agricultural and
  agricultural real
  estate                     8      41       21       2        -
 Consumer                  546     473      449     323      381
 Lease financing             -       -        -                -
                       -------  ------   ------  ------   ------
Total charge-offs          635     823      584     926      495
                       -------  ------   ------  ------   ------
Recoveries:
 Commercial and
  commercial
  real estate               74     372       36      16       22
 Residential mortgage       12       -        8       1       15
 Agricultural and
  agricultural
  real estate                6       1        2      45        8
 Consumer                  151      82       99      67       86
 Lease financing             -       -        -       -        -
                       -------  ------   ------  ------   ------
 Total recoveries          243     455      145     129      131
                       -------  ------   ------  ------   ------
Net charge-offs (1)        392     368      439     797      364
Provision for loan
 and lease losses        2,626     951    1,279   1,408      820
Additions related
 to acquisitions           665       -      331       -        -
                       -------  ------   ------  ------   ------
Allowance at end
 of period             $10,844  $7,945   $7,362  $6,191   $5,580
                       =======  ======   ======  ======   ======
Net charge-offs to
 average loans and
 leases                  0.06%   0.07%    0.08%   0.17%    0.08%
                       =======  ======   ======  ======   ======

  (1) Includes net charge-offs at Citizens, Heartland's consumer finance company, of $256 for 1999, $278 for 1998, $256 for 1997,
       $173 for 1996 and $153 for 1995.

The table below shows Heartland's allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                    As of December 31,
                                1999                1998
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         -------   --------   ------   --------
Commercial and
 commercial real
 estate                  $ 6,108    53.53%    $2,180    46.88%
Residential
 mortgage                    756    21.50        397    26.40
Agricultural and
 agricultural real
 estate                    1,016    11.08        583    13.03
Consumer                   1,917    12.35      1,096    12.26
Lease financing(1)            91     1.54         44     1.43
Unallocated                  956        -      3,345        -
                         -------   -------    ------   -------
                         $10,844   100.00%    $7,362   100.00%
                         =======   =======    ======   =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                   As of December 31,
                               1997                1996
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    --------   ------   --------
Commercial and
 commercial real
 estate                  $1,889     43.46%    $1,568    42.46%
Residential
 mortgage                   725     31.37        590    34.33
Agricultural and
 agricultural real
 estate                     577     12.40        480    11.83
Consumer                  1,044     11.49        818     9.94
Lease financing(1)           30      1.28         28     1.44
Unallocated               3,097         -      2,707        -
                         ------    -------    ------   -------
                         $7,362    100.00%    $6,191   100.00%
                         ======    =======    ======   =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                    As of December 31, 1995
                                   --------------------------
                                                  Loan/
                                                  Lease
                                                  Category
                                                  to Gross
                                                  Loans &
                                     Amount       Leases
                                     ------       --------
Commercial and commercial
 real estate                         $1,430        42.00%
Residential mortgage                    500        34.66
Agricultural and agricultural
 real estate                            518        12.94
Consumer                                618         8.54
Lease financing(1)                       34         1.86
Unallocated                           2,480            -
                                     ------       -------
                                     $5,580       100.00%
                                     ======       =======

SECURITIES

The primary objective of the securities portfolio continues to be to provide the Heartland bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 17.87% of total assets at December 31, 1999, as compared to 25.42% at December 31, 1998 and 23.68% at December 31, 1997. The reduction in 1999 was representative of a shift in the asset mix of Heartland, as growth in the loan portfolio outpaced deposit growth.

The composition of the portfolio is managed to maximize the return on the portfolio while considering the impact it has on the Heartland's asset/liability position and liquidity needs. During 1999, management elected to replace paydowns received on mortgage-backed securities with less volatile U.S. government agency securities, as the spreads on mortgage-backed securities compared to comparable U.S. treasury securities with the same maturities narrowed. The state tax-exempt nature of selected U.S. government agency securities also made them attractive purchases for Heartland's Illinois bank subsidiaries. During 1998, purchases were made in U.S. government agencies and fixed-rate collateralized mortgage obligations ("CMO's"). Management purchased tightly structured tranches in well-seasoned CMO's to reduce its exposure to prepayments. These investments closely resemble treasury securities in their repayment predictability and accordingly are less volatile to interest rate fluctuations, while still providing an increased spread when compared to U.S. treasuries with similar maturities.

The tables below present the composition and maturities of the securities portfolio by major category.

SECURITIES PORTFOLIO COMPOSITION

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 1999        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. Treasury
 securities              $    -        -%    $      -         -%
U.S. government
 agencies                     -        -       90,536     42.79
Mortgage-backed
 securities                   -        -       75,637     35.75
States and political
 subdivisions             2,196     1.04       23,708     11.20
Other securities              -        -       19,500      9.22
                         ------    -------   --------    -------
Total                    $2,196     1.04%    $209,381     98.96%
                         ======    =======   ========    =======

SECURITIES PORTFOLIO COMPOSITION

                                           Total
                                                  % of
December 31, 1999                    Amount    Portfolio
                                     -------------------
U.S. Treasury securities             $      -          -%
U.S. government agencies               90,536      42.79
Mortgage-backed securities             75,637      35.75
States and political
 subdivisions                          25,904      12.24
Other securities                       19,500       9.22
                                     --------     -------
Total                                $211,577     100.00%
                                     ========     =======

SECURITIES PORTFOLIO COMPOSITION

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 1998        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. Treasury
 securities              $    -        -%    $  1,709      0.71%
U.S. government
 agencies                     -        -       77,361     31.90
Mortgage-backed
 securities                   -        -      128,317     52.92
States and political
 subdivisions             2,718     1.12       18,818      7.76
Other securities              -        -       13,565      5.59
                         ------    ------    --------    -------
Total                    $2,718     1.12%    $239,770     98.88%
                         ======    ======    ========    =======

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
                                     ========     =======

SECURITIES PORTFOLIO COMPOSITION

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 1997        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. Treasury
 securities              $    -        -%    $ 13,342      6.62%
U.S. government
 agencies                   598      .30       63,762     31.60
Mortgage-backed
 securities                 325      .16       86,690     42.97
States and political
 subdivisions             2,956     1.46       17,746      8.80
Other securities              -        -       16,329      8.09
                         ------    -------   --------    -------
Total                    $3,879     1.92%    $197,869     98.08%
                         ======    ======    ========    =======

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
                                     ========     =======

SECURITIES PORTFOLIO MATURITIES

                                               After One But
                          Within One Year    Within Five Years
                          ---------------    -----------------
December 31, 1999          Amount   Yield     Amount     Yield
                          ------------------------------------
U.S. Treasury
 securities               $     -       -%   $      -       -%
U.S. government
 agencies                  15,280    5.59      75,248    5.96
Mortgage-backed
 securities                30,872    5.76      27,700    6.13
States and political
 subdivisions (1)           1,138   10.99       4,678    8.80
Other securities            8,504    5.61       1,755    5.83
                          -------   ------    -------  -------
Total                     $55,794    5.80%   $109,381    6.10%
                          =======   ======   ========  =======

SECURITIES PORTFOLIO MATURITIES

                           After Five But
                          Within Ten Years    After Ten Years
                          ----------------   -----------------
                          Amount     Yield   Amount      Yield
                          ------------------------------------
U.S. Treasury
 securities               $     -       -%   $     -        -%
U.S. government
 agencies                       8   10.25          -        -
Mortgage-backed
 securities                 4,835    5.43     12,230     6.40
States and political
 subdivisions (1)           6,090    8.23     13,998     8.05
Other securities                -       -      1,040     5.62
                          -------  -------   -------    ------
Total                     $10,933    7.00%   $27,268     7.22%
                          =======  =======   =======    ======

SECURITIES PORTFOLIO MATURITIES

                                            Total
                                     Amount         Yield
                                     --------------------
U.S. Treasury securities             $      -          -%
U.S. government agencies               90,536       5.89
Mortgage-backed securities             75,637       5.98
States and political
 subdivisions (1)                      25,904       8.36
Other securities                       11,299       5.64
                                     --------      ------
Total                                $203,376       6.22%
                                     ========      ======

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate.

DEPOSITS AND BORROWED FUNDS

Total average deposits experienced an increase of $117,639 or 17.82% during 1999 compared to an increase of $67,607 or 11.41% during 1998. The Monroe acquisition accounted for $40,121 or 34.11% of the growth in average deposits during 1999. Without the acquisition, growth during 1999 was $77,518 or 11.74%. All of the subsidiary banks, with the exception of FCB, were able to grow average deposits by more than seven percent during both years. The de novo community banks of RCB and NMB made up $36,568 or 47.17% of the 1999 growth and $22,335 or 33.04% of the
1998 growth.

The mix of individual account balances to total deposits has been shifting from the time deposit category to the demand and savings deposit categories over the past two years. Consumer interest in traditional time deposits has diminished over time as they are drawn to alternative investment products. In order to attract additional deposit customers, the subsidiary banks have continued to enhance their checking and money market deposit product lines. The table below sets forth the distribution of Heartland's average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS
For the year ended December 31, 1999              Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------
Demand deposits                         $ 81,511   10.48%   0.00%
Savings accounts                         324,476   41.71    3.33
Time deposits less than $100,000         312,051   40.12    5.50
Time deposits of $100,000 or more         59,822    7.69    5.39
                                        --------  -------
Total deposits                          $777,860  100.00%
                                        ========  =======
AVERAGE DEPOSITS
For the year ended December 31, 1998
                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                        ------------------------
Demand deposits                         $ 60,514    9.17%   0.00%
Savings accounts                         266,282   40.33    3.57
Time deposits less than $100,000         282,142   42.73    5.75
Time deposits of $100,000 or more         51,283    7.77    5.66
                                        --------  -------
Total deposits                          $660,221  100.00%
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
                                        ========  =======



The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 1999.

Time Deposits $100,000 and Over

                                             December 31,
                                                1999
                                             ------------
3 months or less                               $21,255
Over 3 months through 6 months                   7,412
Over 6 months through 12 months                 19,264
Over 12 months                                   9,521
                                               -------
                                               $57,452
                                               =======

All of the Heartland banks, except for NMB, own stock in the Federal Home Loan Bank ("FHLB") of Des Moines or of Chicago, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 1999 and 1998, were $33,613 and $40,618, respectively.

Heartland also utilizes securities sold under agreements to repurchase as a source of funds. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. With the entry into new markets, these balances have grown from $36,716 at December 31, 1998, to $66,839 at December 31, 1999.

On July 23, 1999, Heartland amended its credit agreement with an unaffiliated bank increasing Heartland's unsecured credit line from $20,000 to $40,000. The additional credit line provided the $18,000 capital investment required at WCB to complete the Monroe acquisition. Under the terms of this agreement, Heartland has a term loan of $25,000 and a revolving credit loan of up to $15,000 with a reduction to $5,000 at December 31, 1999. Heartland had no balance outstanding on the revolving credit loan at December 31, 1999. The term loan is payable quarterly in $1,000 installments beginning March 31, 2000, with the final payment of $10,000 payable on December 31, 2003. This credit line was established to provide working capital to the nonbanking subsidiaries and to meet general corporate commitments.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders equity at the end of the period.

SHORT-TERM BORROWINGS

                                          At or for the
                                      Year Ended December 31,
                                      1999     1998      1997
                                   ---------------------------
Balance at end of period           $132,300  $ 75,920  $96,239
Maximum month-end amount
 Outstanding                        140,992   102,313   96,239
Average month-end amount
 Outstanding                        116,252    80,277   73,170
Weighted average interest
 rate at year-end                     4.80%     5.00%    5.49%
Weighted average interest
 rate for the year ended              5.03%     5.19%    5.32%


CAPITAL RESOURCES

Heartland's risk-based capital ratios, which take into account the different credit risks among banks' assets, have remained strong over the past three years. Tier 1 and total risk-based capital ratios were 10.56% and 11.68%, respectively, on December 31, 1999, compared with 11.05% and 12.13% at December 31, 1998, and 11.54% and 12.71% for December 31, 1997. At December 31, 1999, Heartland's leverage ratio, the ratio of Tier 1 capital to total average assets, was 8.85% compared to 8.58% and 8.76% at December 31, 1998 and 1997, respectively.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of WCB in March of 1997, remaining cash payments to previous stockholders total $594 in 2000 and $584 in 2001, plus interest at rates of 7.00% to 7.50%. The acquisition and merger of LAG into ULTEA in July of 1998 included an agreement to make three equal remaining cash payments to the previous principal stockholder of $643 in 2000 and 2001, plus interest at 7.50%.

In July of 1999, WCB completed its acquisition of Bank One
Wisconsin's Monroe banking center. As part of this transaction, Heartland infused an additional capital investment at WCB of $18,000.

On January 1, 2000, Heartland completed its acquisition of National Bancshares, Inc. ("NBI"), the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. FNB has four locations in the New Mexico communities of Clovis and Melrose, with $120,113 in assets and $97,533 in deposits at December 31, 1999. The total purchase price for NBI was $23,103, of which $5,774 was paid in common stock of Heartland to NBI's Employee Stock Ownership Plan (the "ESOP") and $3,820 in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. The requisite cash payments under these notes payable, including interest, total $855 in 2000, $1,062 in 2001, $1003 in 2002, $731 in 2003 and
$687 in 2004. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4,619 for 255,180 of the 319,009 shares of Heartland common stock originally issued to them. Immediately following the closing of the NBI acquisition, FNB was merged into NMB. As a result of this affiliate bank merger, Heartland's ownership in NMB increased to approximately 88%.

In October of 1999, Heartland completed an offering of $25,000 of 9.60% cumulative capital securities representing undivided beneficial interests in Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by Trust I to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes, including the repayment of $15,000 of indebtedness on the revolving credit loan and the financing of acquisitions. All of the securities qualified as Tier 1 capital for regulatory purposes as of December 31, 1999. Subsequent to the acquisition of NBI, approximately $22,970 of the securities qualified as Tier 1 capital, as regulations do not allow the amount of these securities included in Tier 1 capital to exceed 25% of total Tier 1 capital. When including the acquisition of NBI, total capital would have been approximately $105,861 or 10.27% of total risk-adjusted assets on December 31, 1999. Tier 1 capital, adjusted for the NBI acquisition, would have been approximately $99,880 or 8.91% of total risk-adjusted assets on December 31, 1999.

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. As evidenced by the recent expansion into New Mexico, Heartland is seeking to operate in high growth areas, even if they are outside of its traditional Midwest market areas. Future expenditures relating to these efforts are not estimable at this time.

Heartland's capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS(1)

                                 December 31,
                       1999           1998             1997
                 Amount   Ratio  Amount   Ratio   Amount   Ratio
                 -------------------------------------------------
Capital Ratios:
Tier 1 capital   $101,665 10.56% $ 81,149 11.05%  $ 71,713  11.54%
Tier 1 capital
 minimum
 requirement       38,517  4.00    29,379  4.00     24,854   4.00
                 -------- ------ -------- ------  --------  ------
 Excess          $ 63,148  6.56% $ 51,770  7.05%  $ 46,859   7.54%
                 ======== ====== ======== ======  ========  ======
Total capital    $112,508 11.68% $ 89,093 12.13%  $ 78,995  12.71%
Total capital
 minimum
 requirement       77,035  8.00    58,757  8.00     49,707   8.00
                 -------- ------ -------- ------  --------  ------
 Excess          $ 35,473  3.68% $ 30,336  4.13%  $ 29,288   4.71%
                 ======== ====== ======== ======  ========  ======
Total risk-
 adjusted
 assets          $962,933        $734,463         $621,338
                 ========        ========         ========

(1)  Based on the risk-based capital guidelines of the Federal
     Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1)

                                 December 31,
                       1999            1998             1997
                  Amount   Ratio  Amount   Ratio   Amount   Ratio
                --------------------------------------------------
Capital Ratios:
Tier 1 capital  $  101,665 8.85% $ 81,149  8.58%  $ 71,713  8.76%
Tier 1 capital
 minimum
 requirement(2)     45,965 4.00    37,810  4.00     32,729  4.00
                ---------- ----- -------- ------  -------- ------
Excess          $   55,700 4.85% $ 43,339  4.58%  $ 38,984  4.76%
                ========== ===== ======== ======  ======== ======
Average
adjusted
 assets         $1,149,125       $945,242         $818,232
                ==========       ========         ========

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

(2) Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

LIQUIDITY

Liquidity refers to Heartland's ability to maintain a cash flow, which is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers' credit needs. Heartland's usual and primary sources of funding have been deposits, loan and mortgage-backed security principal repayments, sales of loans, cash flow generated from operations and FHLB borrowings.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as such, will normally fluctuate. Heartland believes these balances, on average, to be stable sources of funds; however, it intends to rely on deposit growth and additional FHLB borrowings in the future.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks. The bank subsidiaries may also borrow funds from the Federal Reserve Bank, but have not done so during the periods covered in this report. Also, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreement, as of December 31, 1999, provided an additional borrowing capacity of $5,000. This agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by the Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, and requires that each of the bank subsidiaries remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 1999, Heartland was in compliance with all the covenants contained in this credit agreement.

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

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Monthly, management utilizes both the standard balance sheet GAP report and an independently developed income statement GAP report to analyze the effect of changes in interest rates on net interest income and to manage interest rate risk. Also utilized periodically during the year is an interest rate sensitivity analysis, which simulates changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Through the use of these tools, Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant. Management does not believe that Heartland's primary market risk exposures and how those exposures were managed in 1999 have materially changed when compared to 1998.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland was not a party to these types of derivatives at December 31, 1999. However, Heartland does enter into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the instrument is exercised.

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 1999.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
TABLE OF MARKET RISK-SENSITIVE INSTRUMENTS
December 31, 1999

MATURING IN:                 2000      2001     2002       2003
                            ------------------------------------
ASSETS
Federal funds sold        $  1,875  $      -  $      -  $      -
Time deposits in other
 financial institutions      5,093       913         2         -
Securities                  55,794    39,263    22,967    42,073
Loans and leases:
 Fixed rate loans          158,024   114,065   120,417    52,692
 Variable rate loans       101,937    47,957    31,978    16,804
                          --------  --------  --------  --------
Loans and leases, net      259,961   162,022   152,395    69,496
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Assets         $322,723  $202,198  $175,364  $111,569
                          ========  ========  ========  ========
LIABILITIES
Savings                   $367,413  $      -  $      -  $      -
Time deposits:
 Fixed rate time
  certificates less
  than $100,000            201,119    83,135    29,792    18,991
 Variable rate time
  certificates less
  than $100,000              5,072     2,822         -         -
                          --------  --------  --------  --------
Time deposits less
 than $100,000             206,191    85,957    29,792    18,991
Time deposits of
 $100,000 or more           47,931     7,109     1,455       857
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                132,300         -         -         -
Other borrowings:
 Fixed rate borrowings           -    10,570    11,987     1,505
 Variable rate borrowings        -     4,000     4,000    13,000
                          --------  --------  --------  --------
Other borrowings                 -    14,570    15,987    14,505
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Liabilities    $753,835  $107,636  $ 47,234  $ 34,353
                          ========  ========  ========  ========

                                                  Average   Estimated
                                                  Interest    Fair
MATURING IN:          2004    Thereafter   Total    Rate      Value
                    -------------------------------------------------
ASSETS
Federal funds sold  $      -  $      -  $    1,875   2.88%  $   1,875
Time deposits in
 other financial
 institutions              -        76       6,084   5.44       6,084
Securities             5,078    46,402     211,577   6.19     211,645
Loans and leases:
 Fixed rate loans     51,784    49,925     546,907   8.40     542,077
 Variable rate
  loans               11,565    77,998     288,239   8.32     287,854
                    --------  --------  ----------         ----------
Loans and leases,
 net                  63,349   127,923     835,146            829,931
                    --------  --------  ----------         ----------
Total Market Risk-
 Sensitive Assets   $ 68,427  $174,401  $1,054,682         $1,049,536
                    ========  ========  ==========         ==========
LIABILITIES
Savings             $      -  $      -  $  367,413   3.48% $  367,413
Time deposits
 Fixed rate time
  certificates less
  than $100,000       10,167     2,305     345,509   5.51     343,043
 Variable rate time
  certificates less
  than $100,000            -         -       7,894   5.32       7,893
                    --------  --------  ----------         ----------
Time deposits less
 than $100,000        10,167     2,305     353,403            350,936
Time deposits of
 $100,000 or more        100         -      57,452   5.62      57,377
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                -         -     132,300   4.80     132,300
Other borrowings:
 Fixed rate
  borrowings               5    31,590      55,657   8.03      63,796
 Variable rate
  borrowings               -         -      21,000   5.76      21,000
                    --------  --------  ----------         ----------
Other borrowings           5    31,590      76,657             84,796
                    --------  --------  ----------         ----------
Total Market Risk
 Sensitive
 Liabilities        $ 10,272  $ 33,895  $  987,225         $  992,822
                    ========  ========  ==========         ==========

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

YEAR 2000

The Year 2000 posed a unique set of challenges to those industries, such as financial institutions, that are reliant on information technology. Heartland began to identify and react to issues related to the Year 2000 in 1996. A project team, comprised of individuals from key areas throughout Heartland, identified issues and took steps necessary to eliminate any adverse effects on Heartland's operations.

The total out-of-pocket expenditures required to bring Heartland's systems into compliance for the Year 2000 were approximately $330. These required expenditures did not have a material impact on operations, cash flow or financial condition. This amount included costs for upgrading equipment specifically for the purpose of Year 2000 compliance and staff expense for testing and contingency development. Although management feels confident that all necessary upgrades have been identified, no assurance can be made that Year 2000 compliance has been achieved without additional unanticipated expenditures.

As a result of the efforts of Heartland's Year 2000 project team, Heartland and its subsidiaries experienced an uneventful transition from 1999 to 2000. There was no disruption of services to customers or with internal operations. Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of Heartland's disaster recovery and contingency plans. As a result, Heartland is now better prepared to deal with technical or natural disasters that could threaten its operations. As it is too soon to conclude that there will not be any problems arising from the century date change, management continues to monitor its information systems, vendors and customers to assure that Year 2000 problems, should they arise, are resolved promptly.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1999 and 1998
          (Dollars in thousands, except per share data)

                              Notes       1999           1998
                              -----     --------       --------
ASSETS
Cash and due from banks         3       $ 34,078       $ 25,355
Federal funds sold                         1,875         17,476
                                        --------       --------
Cash and cash equivalents                 35,953         42,831
Time deposits in other
 financial institutions                    6,084          6,127
Securities:                     4
 Available for sale-at market
  (cost of $211,782 for 1999
  and $236,417 for 1998)                 209,381        239,770
 Held to maturity-at cost
 (approximate market value
  of $2,264 for 1999 and
  $2,871 for 1998)                         2,196          2,718
Loans and leases:               5
 Held for sale                            16,636         10,985
   Held to maturity                      818,510        579,148
Allowance for loan and
 lease losses                   6        (10,844)        (7,945)
                                        --------       --------
Loans and leases, net                    824,302        582,188
Assets under operating leases             35,495         34,622
Premises, furniture and
 equipment, net                 7         26,995         19,780
Other real estate, net                       585            857
Goodwill and core deposit
 premium, net                             13,997          3,841
Other assets                              29,159         21,051
                                        --------       --------
TOTAL ASSETS                          $1,184,147       $953,785
                                      ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:                       8
 Demand                                 $ 91,391       $ 70,871
 Savings                                 367,413        292,852
 Time                                    410,855        354,154
                                        --------       --------
Total deposits                           869,659        717,877
Short-term borrowings           9        132,300         75,920
Accrued expenses and other
 liabilities                              18,958         18,095
Other borrowings                11        76,657         57,623
                                        --------       --------
TOTAL LIABILITIES                      1,097,574        869,515
                                       ---------       --------
STOCKHOLDERS' EQUITY:       13,14,16
Preferred stock
 (par value $1 per
 share; authorized
 200,000 shares)                               -              -
Common stock
 (par value $1 per share;
 authorized, 12,000,000
 shares; issued, 9,707,252
 shares at December 31,
 1999, and 1998)                           9,707          9,707
Capital surplus                           15,339         14,984
Retained earnings                         65,132         60,154
Accumulated other
 comprehensive income                     (1,511)         2,107
Treasury stock at cost
 (120,478 and 172,173 shares
 at December 31, 1999, and
 December 31, 1998, respectively)         (2,094)        (2,682)
                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY                86,573         84,270
                                        --------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $1,184,147       $953,785
                                      ==========       ========

See accompanying notes to consolidated financial statements.


                CONSOLIDATED STATEMENTS OF INCOME
      For the years ended December 31, 1999, 1998 and 1997
          (Dollars in thousands, except per share data)

                         Notes      1999      1998      1997
                         -----    --------  --------  --------
INTEREST INCOME:
Interest and fees on
  loans and leases            5    $60,947   $49,901   $46,919
Interest on securities:
  Taxable                           11,113    11,515    10,393
  Nontaxable                         1,216     1,133     1,170
Interest on federal funds sold                   410     1,582
681
Interest on interest bearing
  deposits in other financial
  institutions                         468       386        98
                                  --------  --------  --------
TOTAL INTEREST INCOME               74,154    64,517    59,261
                                  --------  --------  --------
INTEREST EXPENSE:
Interest on deposits          8     31,180    28,645    25,765
Interest on short-term
  borrowings                         5,630     4,076     3,740
Interest on other borrowings         4,039     3,583     2,262
                                  --------  --------  --------

TOTAL INTEREST EXPENSE              40,849    36,304    31,767
                                  --------  --------  --------
NET INTEREST INCOME                 33,305    28,213    27,494
Provision for loan and
  lease losses                6      2,626       951     1,279
                                  --------  --------  --------
Net interest income after
  provision for loan and
  lease losses                      30,679    27,262    26,215
                                  --------  --------  --------

OTHER INCOME:
Service charges and fees             3,906     3,013     2,723
Trust fees                           2,662     2,284     2,009
Brokerage commissions                  655       413       324
Insurance commissions                  803       751       563
Securities gains, net                  713     1,897     1,446
Rental income on operating leases   14,718     7,428       811
Gains on sale of loans               1,028     1,212       373
Other noninterest income               939       299       316
                                  --------  --------  --------
TOTAL OTHER INCOME                  25,424    17,297     8,565
                                  --------  --------  --------
OTHER EXPENSES:
Salaries and employee
  benefits                    12    18,945    15,218    13,070
Occupancy                     13     2,076     1,695     1,354
Furniture and equipment              2,416     1,998     1,537
Depreciation on equipment
  under operating leases            10,844     5,296       584
Outside services                     2,239     1,416     1,439
FDIC deposit insurance
  assessment                           121       118       116
Advertising                          1,376     1,150       826
Other operating expenses             6,705     4,890     4,001
                                  --------  --------  --------
TOTAL OTHER EXPENSES                44,722    31,781    22,927
                                  --------  --------  --------
Income before income taxes          11,381    12,778    11,853
Income taxes                  10     3,156     3,757     3,338
                                  --------  --------  --------
NET INCOME                         $ 8,225   $ 9,021   $ 8,515
                                  ========  ========  ========
EARNINGS PER COMMON SHARE-BASIC    $  0.86   $  0.95   $  0.90
                                  ========  ========  ========
EARNINGS PER COMMON SHARE-
  DILUTED                     1    $  0.84   $  0.94   $  0.89
                                  ========  ========  ========

CASH DIVIDENDS DECLARED PER
  COMMON SHARE                     $  0.34   $  0.31   $  0.26
                                  ========  ========  ========

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME
      For the years ended December 31, 1999, 1998 and 1997
          (Dollars in thousands, except per share data)


                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------

Balance at January 1, 1997         $ 4,854   $13,366   $52,864
Net Income - 1997                                        8,515
Unrealized gain on securities
 available for sale
Reclassification adjustment for
 gains realized in income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $.26 per share                                 (2,465)
Purchase of 32,835 shares of
 common stock
Sale of 44,650 shares of
 common stock                                    340
                                   -------   -------   -------
Balance at December 31, 1997       $ 4,854   $13,706   $58,914

Net Income - 1998                                        9,021
Unrealized gain on securities
 available for sale
Reclassification adjustment for
 gains realized in income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $.31 per share                                 (2,928)
Two-for-one stock split              4,853              (4,853)
Purchase of 166,970 shares
 of common stock
Sale of 328,857 shares
 of common stock                               1,278
                                   -------   -------   -------
Balance at December 31, 1998       $ 9,707   $14,984   $60,154


Net Income - 1999                                        8,225
Unrealized loss on securities
 available for sale
Reclassification adjustment for
 gains realized in income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $.34 per share                                 (3,247)
Purchase of 44,907 shares
 of common stock
Sale of 96,602 shares
 of common stock                                 355
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 1999       $ 9,707   $15,339   $65,132
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                                 Income       Stock     Total
                              -------------  --------   -----

Balance at January 1, 1997         $ 1,327   $(2,152)  $70,259
Net Income - 1997                                        8,515
Unrealized gain on securities
 available for sale                  3,291               3,291
Reclassification adjustment for
 gains realized in income           (1,446)             (1,446)
Income taxes                          (627)               (627)
                                                       -------
Comprehensive income                                     9,733
Cash dividends declared:
 Common, $.26 per share                                 (2,465)
Purchase of 32,835 shares
 of common stock                                (865)     (865)
Sale of 44,650 shares
 of common stock                                 770     1,110
                                   -------   -------   -------
Balance at December 31, 1997       $ 2,545   $(2,247)  $77,772

Net Income - 1998                                        9,021
Unrealized gain on securities
 available for sale                  1,233               1,233
Reclassification adjustment for
 gains realized in income           (1,897)             (1,897)
Income taxes                           226                 226
                                                       -------
Comprehensive income                                     8,583
Cash dividends declared:
 Common, $.31 per share                                 (2,928)
Two-for-one stock split
Purchase of 166,970 shares
 of common stock                              (4,431)   (4,431)
Sale of 328,857 shares
 of common stock                               3,996     5,274
                                   -------   -------   -------
Balance at December 31, 1998       $ 2,107   $(2,682)  $84,270

Net Income - 1999                                        8,225
Unrealized loss on securities
 available for sale                 (4,769)             (4,769)
Reclassification adjustment for
 gains realized in income             (713)               (713)
Income taxes                         1,864               1,864
                                                       -------
Comprehensive income                                     4,607
Cash dividends declared:
 Common, $.34 per share                                 (3,247)
Purchase of 44,907 shares
 of common stock                                (837)     (837)
Sale of 96,602 shares of
 common stock                                  1,425     1,780
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 1999       $(1,511)  $(2,094)  $86,573
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended December 31, 1999, 1998 and 1997
          (Dollars in thousands, except per share data)

                                  1999      1998      1997
                                 -------   -------   -------
Cash Flows from Operating
 Activities:
Net income                       $ 8,225   $ 9,021   $ 8,515
Adjustments to reconcile net
 income to net cash provided
  by operating activities
  net of acquisitions:
 Depreciation and amortization    14,294     7,856     2,635
 Provision for loan and
  lease losses                     2,626       951     1,279
 Provision for income taxes         (348)     (488)      114
 Net amortization/(accretion)
  of premium/(discount)
   on securities                   1,417       875      (292)
 Securities gains, net              (713)   (1,897)   (1,446)
 Loans originated for sale       (80,804) (139,554)  (44,035)
 Proceeds on sales of loans       75,351   142,328    49,563
 Net gain on sales of loans       (1,028)   (1,212)     (373)
 Increase in accrued
  interest receivable               (826)     (620)     (354)
 Increase in accrued interest
  payable                            353       623       449
 Other, net                       (5,613)      468    (2,265)
                                 -------   -------   -------
Net cash provided by operating
 activities                       12,934    18,351    13,790
                                 -------   -------   -------
Cash Flows from Investing
 Activities:
 Purchase of time deposits             -    (5,934)      (33)
 Proceeds on maturities of time
  deposits                            43         -       201
 Proceeds from the sale of
  securities available for sale   22,454    27,928    20,053
 Proceeds from the sale of
  mortgage-backed securities
  available for sale                   -     2,276     3,980
 Proceeds from the maturity of
  and principal paydowns on
  securities held to maturity        520       837     2,732
 Proceeds from the maturity of
  and principal paydowns on
  securities available for sale   26,139    41,902    13,647
 Proceeds from the maturity of
  and principal paydowns on
  mortgage-backed securities
  held to maturity                     -       343         -
 Proceeds from the maturity of
  and principal paydowns on
  mortgage-backed securities
  available for sale              68,931    53,040    13,175
 Purchase of securities
  available for sale             (71,354)  (70,211)  (24,485)
 Purchase of mortgage-backed
  securities available for sale (21,257) (96,543) (30,612) Net increase in loans and
  leases                        (201,186)  (36,262)  (55,546)
 Increase in assets under
  operating leases               (11,716)  (12,161)   (3,259)
 Capital expenditures             (7,802)   (4,365)   (2,522)
 Net cash and cash equivalents
  received in acquisition
  of subsidiaries                 43,682     2,730       670
 Net cash received from minority
  interest stockholders               58     2,950         -
 Net cash and cash equivalents
  paid in acquisition of trust
  assets                            (528)        -         -
 Proceeds on sale of OREO and
  other repossessed assets         1,086       831         7
 Proceeds on sale of fixed assets      4         8         1
                                 -------   -------   -------
Net cash used by investing
 activities                     (150,926)  (92,631)  (61,991)

Cash Flows from Financing
 Activities:
 Net increase in demand deposits
  and savings accounts            42,217    50,481    17,137
 Net increase in time deposit
  accounts                        18,165    43,864    15,182
 Net increase in other
  borrowings                      34,633    15,250    23,886
 Net increase (decrease) in
  short-term borrowings           38,403   (42,979)   11,483
 Purchase of treasury stock         (837)   (4,431)     (865)
 Proceeds from sale of
  treasury stock                   1,780       669       948
 Dividends                        (3,247)   (2,928)   (2,465)
                                 -------   -------   -------
Net cash provided by
 financing activities            131,114    59,926    65,306
                                 -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents             (6,878)  (14,354)   17,105

Cash and cash equivalents at
 beginning of year                42,831    57,185    40,080
                                 -------   -------   -------
Cash and cash equivalents at
 end of period                   $35,953   $42,831   $57,185
                                 =======   =======   =======
Supplemental disclosures:
 Cash paid for income/franchise
  taxes                          $ 3,596   $ 3,303   $ 3,090

 Cash paid for interest          $40,496   $35,681   $31,318

Other borrowings transferred
 to short-term borrowings        $15,599   $15,323   $25,500

See accompanying notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except per share data)
ONE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations-Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices in Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan, Brown and Eau Claire Counties in Wisconsin; and Bernalillo and Curry Counties in New Mexico, serving communities in and around those counties. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate and residential real estate.

Principles of Presentation-The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company ("DB&T"); Galena State Bank and Trust Company ("GSB"); Riverside Community Bank ("RCB"); Wisconsin Community Bank ("WCB"); New Mexico Bank & Trust ("NMB"); First Community Bank, FSB ("FCB"); Citizens Finance Co.("Citizens"); ULTEA, Inc. ("ULTEA"); DB&T Insurance, Inc.; DB&T Community Development Corp.; DBT Investment Corporation; and Keokuk Bancshares, Inc. (dba KBS Investment Corp.); and Heartland Capital Trust I ("Trust I"). All of Heartland's subsidiaries are wholly-owned except for NMB, of which Heartland was an 80% owner on December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Loans and Leases-Interest on loans is accrued and credited to income based primarily on the principal balance outstanding. Income from leases is recorded in decreasing amounts over the term of the contract resulting in a level rate of return on the lease investment. The policy of Heartland is to discontinue the accrual of interest income on any loan or lease when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan and lease losses. Nonaccrual loans and leases are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of interest and principal.

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

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the balance sheet. The value of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are periodically reviewed for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends, and external market factors. There was no valuation allowance required as of December 31, 1999.

Mortgage loans serviced for others were $188,258 and $154,089 as of December 31, 1999 and 1998, respectively. Custodial escrow balances maintained in connection with the loan servicing portfolio were approximately $1,112 and $894 as of December 31, 1999 and 1998, respectively.

Allowance for Loan and Lease Losses - The allowance for loan and lease losses is maintained at a level estimated by management to provide for known and inherent risks in the loan and lease portfolios. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, volume growth, the underlying collateral value of the loans and leases and other relevant factors. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. Provisions for loan and lease losses and recoveries on previously charged-off loans and leases are added to the allowance.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation of premises, furniture and equipment is determined by straight-line and accelerated methods over the estimated useful lives of 18 to 39 years for buildings, 15 years for land improvements and 3 to 7 years for furniture and equipment.

Other Real Estate - Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. The excess, if any, of such costs at the time acquired over the fair value is charged against the allowance for loan and lease losses. Subsequent write downs estimated on the basis of later evaluations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to operations.

Intangible Assets - Intangible assets consist of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price of acquired subsidiaries' net assets over their fair value. Goodwill is amortized over periods of 15 to 25 years on the straight-line basis. Core deposit premiums are amortized over ten years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis.

Income Taxes - Heartland and its subsidiaries file a consolidated federal income tax return. For state tax purposes, DB&T, GSB, RCB, FCB, WCB and NMB ("Banks") file income or franchise tax returns as required. The other entities file corporate income or franchise tax returns as required by the various states.

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

Treasury Stock - Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price.

Trust Department Assets - Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 are shown in the table below.

                                      1999      1998      1997
                                     ------    ------    ------
Net income                           $8,225    $9,021    $8,515
                                     ======    ======    ======
Weighted average common shares
 outstanding for basic earnings
 per share                            9,555     9,463     9,476
Assumed incremental common shares
 issued upon exercise of stock
 options                                196       148       143
                                     ------    ------    ------
Weighted average common shares
 for diluted earnings per share       9,751     9,611     9,619
                                     ======    ======    ======

Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Effect of New Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferring Statement 133's Effective Date, which defers the effective date for implementation of FAS 133 by one year, making FAS 133 effective no later than January 1, 2001 for Heartland's financial statements. Management does not believe the adoption of FAS 133 will have a material impact on the consolidated financial statements.


TWO
ACQUISITIONS

Heartland regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On January 1, 2000, Heartland completed its acquisition of National Bancshares, Inc. ("NBI"), the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. FNB has four locations in the New Mexico communities of Clovis and Melrose, with $120,113 in assets and $97,533 in deposits at December 31, 1999. The total purchase price for NBI was $23,103, of which $5,774 was paid in common stock of Heartland to NBI's Employee Stock Ownership Plan (the "ESOP") and $3,820 in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4,619 for 255,180 of the 319,009 shares of Heartland common stock originally issued to them. Heartland merged FNB into its NMB subsidiary immediately after the closing of the NBI acquisition. As a result of this affiliate bank merger, Heartland's ownership in NMB increased to approximately 88%. The acquisition of NBI will be accounted for as a purchase; accordingly, the results of operations of FNB will be included in the financial statements from the acquisition date. The resultant acquired deposit base intangible and goodwill of approximately $8,911 will be amortized over a period of 10 to 15 years. The pro forma effect of the acquisition was not material to the financial statements.

On July 23, 1999, WCB completed its acquisition of Bank One Wisconsin's branch in Monroe, Wisconsin. Included in the acquisition were deposits of $93,780 and loans of $38,581. Trust assets of the Monroe branch were also acquired by WCB. The acquisition was accounted for as a purchase; accordingly, the results of operations of the Monroe banking center have been included in the financial statements from the acquisition date. The resultant acquired deposit base intangible of $2,505 is being amortized over a period of 10 years and the remaining excess purchase price over the fair value of assets acquired of $8,327 is being amortized over a period of 15 years. The pro forma effect of the acquisition was not material to the financial statements.

On July 17, 1998, Heartland acquired all of the assets and assumed certain liabilities of Arrow Motors, Inc., a Wisconsin corporation doing business as Lease Associates Group ("LAG") in Milwaukee. With $28,000 in total assets, LAG was merged into ULTEA, Heartland's fleet leasing subsidiary. The stockholders of LAG, at the acquisition date, received 287,644 shares of Heartland common stock and the remaining balance of $1,929 in a promissory note payable over three years bearing a rate of 7.50%. The excess of the purchase price over the fair value of net assets acquired was $632 and is being amortized over 25 years using the straight-line method. The transaction was accounted for as a purchase transaction, and accordingly, the results of operations are included in the consolidated financial statements from the acquisition date. The pro forma effect of the acquisition was not material to the financial statements.

During 1997, Heartland entered into an agreement with a group of New Mexico business leaders to establish a new bank in Albuquerque. NMB opened on May 4, 1998, and Heartland's portion of the $15,000 investment was $12,000.

On March 1, 1997, Heartland acquired Cottage Grove State Bank (subsequently named WCB), a $39,287 Wisconsin state bank located in Cottage Grove, Wisconsin, at a cost of $7,890. The stockholders of Cottage Grove State Bank, at the date of acquisition, received cash of $4,892 and the remaining balance in contracts payable over two, three or four years, at their discretion, bearing rates of 7.00% and 7.50%. The purchase price paid in excess of the fair value of net assets acquired was $2,465 and is being amortized over 25 years using the straight-line method. This transaction was accounted for as a purchase; accordingly, WCB's results of operations were included in the consolidated financial statements from the acquisition date.

THREE
CASH AND DUE FROM BANKS

The Banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 1999 and 1998 were $1,443 and $1,257 respectively.

FOUR
Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity and available for sale securities as of December 31, 1999 and 1998, are summarized as follows:

                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                       ---------  ---------- ---------- --------

1999

Securities held to
 maturity:
Obligations of
 states and political
 subdivisions            $  2,196  $     69  $     (1)  $  2,264
                         --------  --------  --------   --------
Total                    $  2,196  $     69  $     (1)  $  2,264
                         ========  ========  ========   ========

Securities available
 for sale:
U.S. government
 corporations and
 agencies                $ 92,234  $      3  $ (1,701)  $ 90,536
Mortgage-backed
 securities                75,959       212      (534)    75,637
Obligations of states
 and political
 subdivisions              23,583       683      (558)    23,708
Corporate debt
 securities                11,415         -      (116)    11,299
                         --------  --------  --------   --------
Total debt
 securities               203,191       898    (2,909)   201,180
Equity securities           8,591       128      (518)     8,201
                         --------  --------  --------   --------
Total                    $211,782  $  1,026  $ (3,427)  $209,381
                         ========  ========  ========   ========


                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                       ---------  ---------- ---------- --------
1998

Securities held to
 maturity:
Obligations of
 states and political
 subdivisions            $  2,718  $    153  $      -   $  2,871
                         --------  --------  --------   --------
Total                    $  2,718  $    153  $      -   $  2,871
                         ========  ========  ========   ========

Securities available
 for sale:
U.S. Treasury securities $  1,701  $      8  $      -   $  1,709
U.S. government
 corporations and
 agencies                  76,471     1,005      (115)    77,361
Mortgage-backed
 securities               127,732       817      (232)   128,317
Obligations of states
 and political
 subdivisions              17,281     1,542        (5)    18,818
Corporate debt
 securities                 2,454        40        (1)     2,493
                         --------  --------  --------   --------
Total debt
 securities               225,639     3,412      (353)   228,698
Equity securities          10,778       647      (353)    11,072
                         --------  --------  --------   --------
Total                    $236,417  $  4,059  $   (706)  $239,770
                         ========  ========  ========   ========

The amortized cost and estimated fair value of debt securities held to maturity and available for sale at December 31, 1999, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

                                                    Estimated
                                     Amortized         Fair
                                        Cost          Value
                                     ---------      ---------
Securities held to maturity:
 Due in 1 year or less                $    203       $    204
 Due in 1 to 5 years                       981            996
 Due in 5 to 10 years                    1,012          1,064
 Due after 10 years                          -              -
                                      --------       --------
Total                                 $  2,196       $  2,264
                                      ========       ========
Securities available for sale:
 Due in 1 year or less                $ 55,704       $ 55,591
 Due in 1 to 5 years                   110,294        108,400
 Due in 5 to 10 years                    9,989          9,921
 Due after 10 years                     27,204         27,268
                                      --------       --------
Total                                 $203,191       $201,180
                                      ========       ========

As of December 31, 1999, securities with a market value of $141,836 were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 1999, 1998 and 1997, are summarized as follows:

                               1999        1998         1997
                              -------     -------      -------
Securities sold:
 Proceeds from sales          $22,454     $30,204      $24,033
 Gross security gains           1,007       1,945        1,526
 Gross security losses            294          48           80

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 1999 and 1998, were as follows:

                                       1999           1998
                                     --------       --------
Loans:
Commercial and commercial
 real estate                         $448,991       $277,765
Residential mortgage                  180,347        156,415
Agricultural and agricultural
 real estate                           92,936         77,211
Consumer                              103,608         72,642
                                     --------       --------
Loans, gross                          825,882        584,033
Unearned discount                      (3,169)        (2,136)
Deferred loan fees                       (453)          (272)
                                     --------       --------
Loans, net                            822,260        581,625
                                     --------       --------
Direct financing leases:
 Gross rents receivable                11,929          7,281
 Estimated residual value               3,100          2,514
 Unearned income                       (2,143)        (1,287)
                                     --------       --------
 Direct financing leases, net          12,886          8,508
                                     --------       --------
Allowance for loan and
 lease losses                         (10,844)        (7,945)
                                     --------       --------
Loans and leases, net                $824,302       $582,188
                                     ========       ========

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 1999, were as follows: $3,723 for 2000, $3,443 for 2001,
$2,941 for 2002, $2,143 for 2003, $1,922 for 2004 and $857
thereafter.

As DB&T is the largest subsidiary of Heartland, the majority of the loan portfolio is concentrated in northeast Iowa, northwest
Illinois and southwest Wisconsin.

Loans and leases on a nonaccrual status amounted to $1,414 and $1,324 at December 31, 1999 and 1998, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $104 and $176, respectively. Nonaccrual loans of $953 and $314 were not subject to a related allowance for loan and lease losses at December 31, 1999 and 1998, respectively, because of the net realizable value of loan collateral, guarantees and other factors. The average balances of nonaccrual loans for the years ended December 31, 1999, 1998 and 1997 were $1,367, $1,437 and
$1,585, respectively. For the years ended December 31, 1999, 1998 and 1997, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $63, $59, and $87, respectively, and interest income actually recorded amounted to approximately $16, $10, and $9, respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland.
The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended
December 31, 1999, were as follows:

                                        1999
                                      --------
Balance at beginning of year          $ 12,477
New loans                               14,196
Repayments                              (3,955)
                                      --------
Balance at end of year                $ 22,718
                                      ========

SIX
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                       1999     1998     1997
                                      -------  -------  -------
Balance at beginning of year          $ 7,945  $ 7,362  $ 6,191
Provision for loan and
 lease losses                           2,626      951    1,279
Recoveries on loans and leases
 previously charged off                   243      455      145
Loans and leases charged off             (635)    (823)    (584)
Additions related to acquisitions         665        -      331
                                      -------  -------  -------
Balance at end of year                $10,844  $ 7,945  $ 7,362
                                      =======  =======  =======

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 1999 and 1998, were as follows:

                                                1999     1998
                                               -------  -------
Land and land improvements                     $ 4,204  $ 3,366
Buildings and building improvements             21,630   15,787
Furniture and equipment                         14,632   12,349
                                               -------  -------
Total                                           40,466   31,502
Less accumulated depreciation                  (13,471) (11,722)
                                               -------  -------
Premises, furniture and equipment, net         $26,995  $19,780
                                               =======  =======

Depreciation expense on premises, furniture and equipment was $2,095 for 1999, $1,730 for 1998, and $1,443 for 1997.

EIGHT
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 1999 and 1998, were $57,452 and $62,293, respectively. At December 31, 1999, the scheduled maturities of time certificates of deposit were as follows:

                      1999
                    ---------
2000                $ 254,122
2001                   93,067
2002                   31,246
2003                   19,848
2004 thereafter        12,572
                    ---------
Total               $ 410,855
                    =========

Interest expense on deposits for the years ended December 31, 1999, 1998 and 1997, was as follows:

                                      1999      1998      1997
                                     -------   -------   -------
Savings and insured money
 market accounts                     $10,789   $ 9,512   $ 8,317
Time certificates of deposit in
 denominations of $100 or more         3,222     2,905     1,961
Other time deposits                   17,169    16,228    15,487
                                     -------   -------   -------
Interest expense on deposits         $31,180   $28,645   $25,765
                                     =======   =======   =======

NINE
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 1999 and 1998, were as follows:

                                               1999      1998
                                             --------  --------
Securities sold under
 agreements to repurchase                    $ 66,839  $ 36,716
Federal funds purchased                        28,600    13,175
Federal Home Loan Bank ("FHLB")
 advances                                      17,504    14,504
U.S. Treasury demand note                       7,781     3,636
Notes payable on leased assets                  6,339     6,423
Contracts payable to previous
 owners of LAG for acquisition                    643       643
Contracts payable to previous
 stockholders of WCB for
 acquisition                                      594       823
Note payable to unaffiliated bank               4,000         -
                                             --------  --------
Total                                        $132,300  $ 75,920
                                             ========  ========

See Note 11 related to the note payable to an unaffiliated bank and collateral pledged for FHLB advances.

All repurchase agreements as of December 31, 1999 and 1998, were due within six months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 1999, 1998 and 1997, were as follows:

                                      1999      1998     1997
                                    --------  --------  -------
Maximum month-end balance           $140,992  $102,313  $96,239
Average month-end balance            116,252    80,277   73,170
Weighted average interest
 rate for the year                      5.03%     5.19%    5.32%
Weighted average interest
 rate at year-end                       4.80      5.00     5.49

TEN
INCOME TAXES

Income taxes for the years ended December 31, 1999, 1998 and 1997, were as follows:
                                     Current  Deferred   Total
                                     --------------------------
1999:
Federal                              $2,790    $   14    $2,804
State                                   504      (152)      352
                                     ------    ------    ------
Total                                $3,294    $ (138)   $3,156
                                     ======    ======    ======

1998:
Federal                              $2,900    $  300    $3,200
State                                   577       (20)      557
                                     ------    ------    ------
Total                                $3,477    $  280    $3,757
                                     ======    ======    ======
1997:
Federal                              $2,977    $  (47)   $2,930
State                                   428       (20)      408
                                     ------    ------    ------
Total                                $3,405    $  (67)   $3,338
                                     ======    ======    ======

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon Heartland's level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax liabilities and assets for the years ended December 31, 1999 and 1998, were as follows:



                                               1999      1998
                                              -------   -------

Deferred tax assets:
Unrealized loss on
  Securities available for sale               $   889   $     -
Allowance for loan
 and lease losses                               4,020     2,997
Deferred compensation                             280       244
Securities                                         30       136
Net operating loss                                600       468
                                              -------   -------
Gross deferred tax assets                     $ 5,819   $ 3,845
                                              -------   -------

Deferred tax liabilities:
Unrealized gain on securities
 available for sale                           $    -    $(1,246)
Fixed assets                                   (4,580)   (4,470)
Leases                                         (1,800)   (1,360)
Tax bad debt reserves                            (670)     (697)
Discount on loans                                (220)        -
Prepaid expenses                                 (165)     (165)
Other                                             (49)      (30)
Mortgage servicing rights                        (185)        -
                                              -------   -------
Gross deferred tax liabilities                $(7,669)  $(7,968)
                                              -------   -------
Net deferred tax (liability)                  $(1,850)  $(4,123)
                                              =======   =======

The actual income taxes differ from the expected amounts
(computed by applying the U.S. federal corporate tax rate of 35% for 1999, 1998 and 1997, to income before income taxes) as follows:

                                      1999      1998      1997
                                     --------------------------

Computed "expected" amount           $3,983    $4,472    $4,149
Increase (decrease) resulting from:
Nontaxable interest income             (515)     (511)     (510)
State income taxes, net of federal
 tax benefit                            230       360       260
Graduated income tax rates             (100)     (100)     (100)
Tax credits                            (440)     (440)     (440)
Other                                    (2)      (24)      (21)
                                     ------    ------    ------
Income taxes                         $3,156    $3,757    $3,338
                                     ======    ======    ======

Effective tax rates                    27.7%     29.4%     28.2%
                                     ======    ======    ======

Heartland has investments in certain low-income housing projects totaling $5,100 and $5,400 as of December 31, 1999 and 1998, respectively, which are included in other assets in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately
$440 per year through 2005.

ELEVEN
OTHER BORROWINGS

Other borrowings at December 31, 1999 and 1998, were
as follows:
                                              1999      1998
                                             -------   -------
Advances from the FHLB;
 weighted average maturity dates at
 December 31, 1999 and 1998, were
 July, 2005 and July, 2002,
 respectively; and weighted average
 interest rates were 6.03% and 6.12%,
 respectively                                $16,109   $26,114
Notes payable on leased assets with
 interest rates varying from 5.39% to
 9.75%                                        13,322    12,845
Note payable with unaffiliated bank           21,000    16,200
Trust preferred securities                    25,000         -
Contracts payable to previous stock-
 holders of LAG for acquisition due
 over a three-year schedule at 7.50%
 through July, 2001                              643     1,286
Contracts payable to previous stock-
 holders of WCB for acquisition due
 in annual payments over two-, three- or
 four-year schedules at interest rates
 of 7.00% to 7.50% through March, 2001           583     1,178
                                             -------    ------
Total                                        $76,657   $57,623
                                             =======   =======

DB&T, GSB, FCB, RCB and WCB are members of the FHLB of Des Moines or of Chicago. The advances from the FHLB are collateralized by the Banks' investment in FHLB stock of $3,756 and $3,659 at December 31, 1999 and 1998, respectively. Additional collateral is provided by the Banks' one-to-four unit residential mortgages totaling $113,133 at December 31, 1999, and $116,520 at December 31, 1998.

On July 23, 1999, Heartland entered into an Amended and Restated Loan Agreement with an unaffiliated bank to establish a term credit line as well as to increase the availability under an existing revolving credit line. The unsecured credit line was increased from $20,000 to $40,000. Under the terms of this agreement at December 31,1999, Heartland has a term loan of $25,000 and a revolving credit loan of up to $5,000. The term loan is payable quarterly in $1,000 installments beginning March 31, 2000, with the final payment of $10,000 payable on December 31, 2003. At December 31, 1999, $25,000 was outstanding on the term loan with $21,000 classified as other borrowings and the subsequent year's payments of $4,000 classified as short-term borrowings. The additional credit line was established primarily to provide the $18,000 capital investment required at WCB upon its acquisition of the Monroe branch. Under the terms of this agreement, Heartland must maintain a minimum return on average assets, maximum non-performing assets to total loans ratio, maximum funded debt to total equity capital ratio and each of Heartland's banking subsidiaries must remain well capitalized.

On October 21, 1999, Heartland completed an offering of $25,000 of 9.60% cumulative capital securities representing undivided beneficial interests in Trust I, a special purpose trust subsidiary of Heartland formed for the sole purpose of this offering. The proceeds from the offering were used by Trust I to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes, including the repayment of $15,000 of indebtedness on the revolving credit loan and the financing of acquisitions. All of the securities qualified as Tier 1 capital for regulatory purposes as of December 31, 1999. Subsequent to the acquisition of NBI on January 1, 2000, approximately $22,970 of the securities qualified as Tier 1 capital, as the amount of securities may not exceed more than 25% of Heartland's total Tier 1 capital. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances such as changes in tax or regulatory capital rules. In connection with this offering, $1,137 of deferred issuance costs was recorded in other assets.

Future payments at December 31, 1999, for all other borrowings were as follows:

2001                $ 14,570
2002                  15,987
2003                  14,505
2004                       6
Thereafter            31,589
                    --------
Total               $ 76,657
                    ========

TWELVE
EMPLOYEE BENEFIT PLANS

Heartland sponsors a retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $530 for 1999, $435 for 1998 and $418 for 1997. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants' wages. Costs charged to operating expenses were $183 for 1999, $161 for 1998 and $150 for 1997.

Heartland also has a non-contributory, defined contribution pension plan covering substantially all employees. Annual contributions are based upon 5% of qualified compensation as defined in the plan. Costs charged to operating expense were $530 for 1999, $435 for 1998 and $418 for 1997.

THIRTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 1999, for all non-cancelable leases were as follows:

2000                $  476
2001                   484
2002                   433
2003                   393
2004                   413
Thereafter             691
                    ------
Total               $2,890
                    ======

Rental expense for premises and equipment leased under operating leases was $521 for 1999, $268 for 1998 and $78 for 1997.

In the normal course of business, the Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements.
The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 1999 and 1998, commitments to extend credit aggregated $274,406 and $229,332 and standby letters of credit aggregated $9,564 and $6,230, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

FOURTEEN
STOCK PLANS

Heartland's Stock Option Plan ("Plan") is administered by the Compensation Committee ("Committee") of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the Plan, 1,200,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Committee, but the exercise price for the incentive stock options may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 1999 and 1998 respectively, there were 283,467 and 468,519 shares available for issuance under the Plan.

Under the Plan, stock appreciation rights ("SARS") may also be granted alone or in tandem with or with reference to a related stock option, in which event the grantee, at the exercise date, has the option to exercise the option or the SARS, but not both. SARS entitle the holder to receive in cash or stock, as determined by the Committee, an amount per share equal to the excess of the fair market value of the stock on the date of exercise over the fair market value at the date the SARS or related options were granted. SARS may be exercisable for up to ten years after the date of grant. No SARS have been granted under the Plan.

A summary of the status of the Plan as of December 31, 1999, 1998 and 1997, and changes during the years ended follows:

                        1999             1998           1997
                     Weighted-        Weighted-        Weighted-
                      Average          Average          Average
              Shares Exercise  Shares Exercise  Shares Exercise
               (000)   Price    (000)    Price   (000)   Price
              ------ --------- ------ --------- ------ ---------
Outstanding
 at beginning
 of year         654    $10      522     $ 9      392    $ 8
Granted          274     18      196      15      146     12
Exercised        (79)    19      (28)     15       (4)    13
Forfeited        (89)    19      (36)     16      (12)    13
                 ---             ---              ---
Outstanding at
 end of year     760    $11      654     $10      522    $ 9
                 ===             ===              ===
Options
 exercisable
 at end of year    6    $12        6     $12        6    $12
Weighted-average
 fair value of
 options
 granted during
 the year      $1.96           $3.65            $3.83


As of December 31, 1999 and 1998, options outstanding had exercise prices ranging from $8 to $18 per share and a weighted-average remaining contractual life of 6.77 and 7.40 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:



                             1999         1998        1997
                           --------     --------    ---------
Risk-free interest rate      6.28%       5.75%        6.30%
Expected option life       10 Years     10 Years     10 Years
Expected volatility         13.04%      24.27%       24.27%
Expected dividends           1.94%       1.76%        2.17%

Heartland applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost for its stock options has been recognized in the financial statements. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123 "Accounting for Stock-Based Compensation", Heartland's net income would have been reduced to the pro forma amounts indicated below:

                            1999        1998           1997
                            ------      ------        ------

Net income as reported      $8,225      $9,021        $8,515
Pro forma                    7,890       8,745         8,317

Earnings per share-basic
 as reported                $  .86      $  .95        $  .90
Pro forma                      .83         .92           .88
Earnings per share-diluted
 as reported                $  .84      $  .94        $  .89
Pro forma                      .81         .91           .86


Pro forma net income reflects only options granted in 1999, 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 400,000 shares is available for sale under the ESPP. For the years ended December 31, 1999 and 1998, Heartland approved a price of 100% of fair market value at December 31, 1998 and December 31, 1997, respectively. At December 31, 1999 and 1998, respectively, 16,481 and 15,333 shares were purchased under the ESPP at no charge to Heartland's earnings.

In 1991, Heartland adopted a stock purchase plan which provides executive officers of Heartland and the Banks the opportunity to purchase up to a cumulative total of 400,000 common shares of Heartland stock. Under this plan, Heartland may issue treasury shares at a price equal to the price paid when acquired as treasury shares. Cumulative shares sold through December 31, 1997 under the plan were 399,800. Total compensation expense associated with this plan was $267 for 1997. No additional shares are anticipated to be issued under this plan. A summary of the activity in the executive restricted stock purchase plan for the year ended December 31, 1997 follows:

                               1997
                              -------
Granted                        55,268
Exercised                      55,068
Forfeited                         200
Average Offering Price        $  8.10

During each of the years ended December 31, 1999, 1998 and 1997, Heartland acquired shares for use in the executive stock purchase plan, the Plan and the ESPP. Shares acquired totaled 44,907, 290,924 and 65,670 for 1999, 1998 and 1997, respectively.

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

                              December 31,        December 31,
                                 1999                1998
                           ------------------------------------
                           Carrying    Fair    Carrying    Fair
                            Amount    Value     Amount    Value
                           -------------------------------------
Financial Assets:
 Cash and cash equivalents $ 35,953 $ 35,953   $ 42,831 $ 42,831
 Time deposits in other
  banks                       6,084    6,084      6,127    6,127
 Securities available for
  sale                      209,381  209,381    239,770  239,770
 Securities held to
  maturity                    2,196    2,264      2,718    2,871
 Loans and leases, net of
  unearned                  835,146  829,931    590,133  594,185
Financial Liabilities:
 Demand deposits           $ 91,391 $ 91,391   $ 70,871 $ 70,871
 Savings deposits           367,413  367,413    292,852  292,852
 Time deposits              410,855  408,313    354,154  358,044
 Short-term borrowings      132,300  132,300     75,920   75,920
 Other borrowings            76,657   84,796     57,623   58,872


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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Banks met all capital adequacy requirements to which they were subject.

As of December 31, 1999, the most recent notification from the FDIC categorized each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.


The Banks' actual capital amounts and ratios are also presented in the table below.


                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   -------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 1999
Total Capital (to Risk-
 Weighted Assets)

  Consolidated  $112,508  11.68% $ 77,035  >8.0%  $    N/A      -
  DB&T            51,041  10.75    37,980  >8.0     47,475
>10.0%
  GSB             11,604  12.16     7,635  >8.0      9,544  >10.0
  FCB              9,033  12.01     6,016  >8.0      7,520  >10.0
  RCB              6,555  11.57     4,534  >8.0      5,667  >10.0
  WCB             15,704  10.99    11,430  >8.0     14,287  >10.0
  NMB             15,306  19.02     6,438  >8.0      8,048  >10.0

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated  $101,665  10.56% $ 38,517  >4.0%  $    N/A      -
  DB&T            46,049   9.70    18,990  >4.0     28,485   >6.0
  GSB             10,411  10.91     3,818  >4.0      5,726   >6.0
  FCB              8,092  10.76     3,008  >4.0      4,512   >6.0
  RCB              5,969  10.53     2,267  >4.0      3,400   >6.0
  WCB             14,012   9.81     5,715  >4.0      8,572   >6.0
  NMB             14,556  18.09     3,219  >4.0      4,829   >6.0

Tier 1 Capital
 (to Average Assets)
  Consolidated  $101,665   8.85% $ 45,965  >4.0%  $    N/A      -
  DB&T            46,049   7.94    23,212  >4.0     29,015   >5.0
  GSB             10,411   7.68     5,424  >4.0      6,780   >5.0
  FCB              8,092   8.08     4,007  >4.0      5,009   >5.0
  RCB              5,969   8.23     2,900  >4.0      3,625   >5.0
  WCB             14,012   8.43     6,648  >4.0      8,310   >5.0
  NMB             14,556  18.00     3,235  >4.0      4,044   >5.0

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   -------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 1998
Total Capital (to Risk-
 Weighted Assets)

  Consolidated   $89,093  12.13% $58,757  >8.0%      N/A
  DB&T            44,380  10.10   35,144  >8.0    $43,930 >10.0%
  GSB             10,850  13.66    6,353  >8.0      7,941 >10.0
  FCB              9,385  13.53    5,551  >8.0      6,939 >10.0
  RCB              4,818  11.23    3,431  >8.0      4,288 >10.0
  WCB              4,774  13.60    2,809  >8.0      3,511 >10.0
  NMB             14,901  45.85    2,600  >8.0      3,250 >10.0

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated   $81,149  11.05% $29,379  >4.0%      N/A
  DB&T            39,960   9.10   17,572  >4.0    $26,358 >6.0%
  GSB              9,857  12.41    3,177  >4.0      4,765 >6.0
  FCB              8,516  12.27    2,776  >4.0      4,163 >6.0
  RCB              4,398  10.26    1,715  >4.0      2,573 >6.0
  WCB              4,358  12.41    1,405  >4.0      2,107 >6.0
  NMB             14,535  44.72    1,300  >4.0      1,950 >6.0

Tier 1 Capital
 (to Average Assets)
  Consolidated   $81,149   8.58% $37,810  >4.0%      N/A
  DB&T            39,960   7.38   21,670  >4.0    $27,088 >5.0%
  GSB              9,857   7.76    5,082  >4.0      6,353 >5.0
  FCB              8,516   8.36    4,073  >4.0      5,092 >5.0
  RCB              4,398   7.03    2,502  >4.0      3,127 >5.0
  WCB              4,358   9.14    1,908  >4.0      2,385 >5.0
  NMB             14,535  40.62    1,431  >4.0      1,789 >5.0


The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings which could be available for the payment of dividends to Heartland totaled approximately $35,210 as of December 31, 1999, under the most restrictive minimum capital requirements.

SEVENTEEN
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc.
is as follows:

Balance Sheets
December 31,                                1999         1998
                                          --------     --------
Assets:
 Cash and interest bearing deposits       $  3,744     $    695
 Investment in subsidiaries                124,924      100,585
 Other assets                                2,434        1,442
 Due from subsidiaries                       7,550            -
                                          --------     --------
  Total                                   $138,652     $102,722
                                          ========     ========
Liabilities
 and stockholders' equity:
Liabilities:
 Short-term borrowings                    $  4,594     $    823
 Other borrowings                           47,364       17,378
 Accrued expenses and other liabilities        121          251
                                          --------     --------
  Total liabilities                         52,079       18,452
                                          --------     --------
Stockholders' equity:
 Common stock                                9,707        9,707
 Capital surplus                            15,339       14,984
 Retained earnings                          65,132       60,154
 Accumulated other comprehensive
  income                                    (1,511)       2,107
 Treasury stock                             (2,094)      (2,682)
                                          --------     --------
Total stockholders' equity                  86,573       84,270
                                          --------     --------
Total                                     $138,652     $102,722
                                          ========     ========


Income Statements for the
Years Ended December 31,            1999      1998      1997
                                   ------    ------    ------
Operating revenues:
Dividends from subsidiaries        $8,515    $7,413    $2,621
Other                                 201       173        10
                                   ------    ------    ------
Total operating revenues            8,716     7,586     2,631
                                   ------    ------    ------
Operating expenses:
Interest                            2,087     1,115       208
Outside services                      172       151       219
Other operating expenses              450       442       350
                                   ------    ------    ------
Total operating expenses            2,709     1,708       777
                                   ------    ------    ------
Equity in undistributed earnings    1,430     2,684     6,398
                                   ------    ------    ------
Income before income tax benefit    7,437     8,562     8,252
Income tax benefit                    788       459       263
                                   ------    ------    ------
Net income                         $8,225    $9,021    $8,515
                                   ======    ======    ======

Statements of Cash Flows For
the Years Ended December 31,      1999      1998      1997
                                 -------   -------   -------
Cash flows from operating
 activities:
Net income                       $ 8,225   $ 9,021   $ 8,515
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Undistributed earnings of
 subsidiaries                     (1,430)   (2,684)   (6,398)
(Increase) decrease in due
  from subsidiaries               (7,550)    1,350    (1,135)
Increase (decrease) in other
  liabilities                       (130)       (6)      167
(Increase) decrease in other
  assets                            (992)      261    (1,499)
                                 -------   -------   -------
Net cash provided (used)
 by operating activities          (1,877)    7,942      (350)
                                 -------   -------   -------
Cash flows from investing
 activities:
Capital injections for
 subsidiaries                    (26,580)  (13,152)   (2,855)
Receipts for sale of
 minority interest                    58         -         -
Payments for purchase of
 subsidiaries                          -         -    (7,890)
Retirement of subsidiary stock         -         -     4,500
Other                                 (5)        2         -
                                 -------   -------   -------
Net cash used by
 investing activities            (26,527)  (13,150)   (6,245)
                                 -------   -------   -------
Cash flows from financing
 activities:
Payments on other borrowings     (15,823)   (7,018)   (1,042)
Proceeds from other borrowings    49,580    18,895     7,365
Cash dividends paid               (3,247)   (2,928)   (2,465)
Purchase of treasury stock          (837)   (4,431)     (865)
Sale of treasury stock             1,780       669     1,110
                                 -------   -------   -------

Net cash provided by
 financing activities             31,453     5,187     4,103
                                 -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents              3,049       (21)   (2,492)
Cash and cash equivalents at
 beginning of year                   695       716     3,208
                                 -------   -------   -------
Cash and cash equivalents at
 end of year                     $ 3,744   $   695   $   716
                                 =======   =======   =======

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Des Moines, Iowa
January 20, 2000

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

The consolidated financial statements as of December 31, 1999, 1998 and 1997, of Heartland Financial USA, Inc. and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; First Community Bank, FSB; DB&T Insurance, Inc.; DB&T Community Development Corp.; Citizens Finance Co.; ULTEA, Inc.; Keokuk Bancshares, Inc. (dba KBS Investment Corp); DBT Investment Corporation; and Heartland Capital Trust I were audited by independent certified public accountants. Their role is to render independent professional opinions of the fairness of the consolidated financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards.

The Audit Committees of the Boards of Directors of member banks meet periodically with the internal auditors to review matters relating to internal accounting controls and the nature, extent and results of audit efforts. The internal auditors and independent certified public accountants have free access to the Audit Committees.


/s/ Lynn B. Fuller
------------------------------
Lynn B. Fuller
President and CEO, Heartland Financial USA, Inc.


/s/ John K. Schmidt
------------------------------
John K. Schmidt
Executive Vice President and CFO, Heartland Financial USA, Inc.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 2000 annual meeting of stockholders dated April 5, 2000 (the "2000 Proxy Statement") under the caption "Election of Directors" and under the caption, "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 1999, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.


                                        Position with Heartland
                                         and Subsidiaries
     Name                Age            and Principal Occupation

Lynn B. Fuller            50       Director, President and
                                   Chief Executive Officer of
                                   Heartland; Director of DBT,
                                   GSB, FCB, WCB, NMB, Keokuk,
                                   DB&T Insurance, Citizens, DBT
                                   Investment and DB&T
                                   Development; President of
                                   DB&T Insurance, DB&T
                                   Development and Citizens;
                                   Chairman and Director of RCB;
                                   Chairman and Director of
                                   ULTEA.

Lynn S. Fuller            75       Chairman of the Board of
                                   Heartland; Director and Vice
                                   Chairman of the Board of
                                   DB&T; Director of DB&T
                                   Insurance, Citizens and DB&T
                                   Development

James A. Schmid           76       Vice Chairman of the
                                   Board of Heartland; Chairman
                                   of the Board of DB&T;
                                   Director of DB&T Insurance,
                                   Citizens and DB&T Development

John K. Schmidt           40       Executive Vice President
                                   and Chief Financial Officer
                                   of Heartland; President and
                                   Chief Executive Officer of
                                   DB&T; Treasurer of DB&T
                                   Insurance and Citizens;
                                   Director of DBT Investment;
                                   Vice President and Assistant
                                   Secretary of ULTEA

Kenneth J. Erickson       48       Executive Vice President
                                   of Heartland; Senior Vice
                                   President, Lending of DB&T;
                                   Senior Vice President of Cit-
                                   izens; Director of ULTEA

Edward H. Everts          48       Senior Vice President,
                                   Heartland; Senior Vice
                                   President of Operations and
                                   Retail Banking of DB&T

Douglas J. Horstmann      46       Senior Vice President,
                                   Lending of Heartland; Senior
                                   Vice President, Lending of
                                   DB&T; Executive Vice
                                   President of DB&T Development

Paul J. Peckosh           54       Senior Vice President,
                                   Trust of Heartland; Senior
                                   Vice President of DB&T


Mr. Lynn B. Fuller is the son of Mr. Lynn S. Fuller. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a director of Heartland and of DB&T since 1984 and has been President of Heartland since 1987. He has been a director of GSB since its acquisition by Heartland in 1992 and of Keokuk and FCB since the merger in 1994. Mr. Fuller joined DB&T in 1971 as a consumer loan officer and was named DB&T's Executive Vice President and Chief Executive Officer in 1985. He was named Chairman and Director of RCB in conjunction with the opening of the de novo operation in 1995, Director of WCB in conjunction with the purchase of Cottage Grove State Bank in 1997 and Director of NMB in conjunction with the opening of the de novo bank in 1998. Mr. Fuller was President of DB&T from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

Lynn S. Fuller has been a director of Heartland since its formation in 1981 and of DB&T since 1964. Mr. Fuller began his banking career in 1946 in Minnesota, and he returned to Iowa in 1949 to serve as Executive Vice President and Cashier of Jackson State Savings Bank in Maquoketa. Mr. Fuller joined DB&T in 1964. He was later named President of DB&T and held this position until 1987 and was Chief Executive Officer until 1999. Mr. Fuller remains as the Chairman of the Board of Heartland.

James A. Schmid has been a director of Heartland since its formation in 1981 and of DB&T since 1966. Mr. Schmid also currently serves as the Vice Chairman of Heartland and as the Chairman of the Board of DB&T.

John K. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991. He has been employed by DB&T since September, 1984 and became DB&T's Vice President, Finance in 1986, Senior Vice President and Chief Financial Officer in January, 1991 and President and Chief Executive Officer in 1999. Mr. Schmidt is a certified public accountant and worked at KPMG LLP in Des Moines, Iowa, from 1982 until joining DB&T.

Kenneth J. Erickson was named Executive Vice President of
Heartland in 1999 and has served as Senior Vice President since
1992 and Senior Vice President, Lending of DB&T since 1989.  Mr.
Erickson joined DB&T in 1975 and was appointed Vice President, Commercial Loans in 1985.

Edward H. Everts was appointed as Senior Vice President of
Heartland in 1996.  Mr. Everts joined DB&T as Senior Vice
President, Operations and Retail Banking in 1992. Prior to his service with DB&T, Mr. Everts was Vice President and Lead Retail
Banking Manager of First Bank, Duluth, Minnesota.

Douglas J. Horstmann was named as Senior Vice President of Heartland in 1999 and has been Senior Vice President, Lending, of DB&T since 1989. Mr. Horstmann joined DB&T in 1980 and was appointed Vice President, Commercial Loans in 1985. Prior to joining DB&T, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh was appointed Senior Vice President of Heartland in 1999 and has been Senior Vice President, Trust, of DB&T since 1991. Mr. Peckosh joined DB&T in 1975 as Assistant Vice President, Trust and was appointed Vice President, Trust in 1980. Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.

ITEM 11.

EXECUTIVE COMPENSATION

The information in the 2000 Proxy Statement, under the caption
"Executive Compensation" is incorporated by reference, except for the information contained under the heading "Compensation
Committee Report on Executive Compensation" and "Stockholder
Return Performance Presentation."

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2000 Proxy Statement, under the caption
"Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2000 Proxy Statement under the caption
"Transactions with Management" is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2000.

Heartland Financial USA, Inc.


By:/s/ Lynn S. Fuller               /s/ John K. Schmidt
   ------------------------         ------------------------
   Lynn S. Fuller                   John K. Schmidt
   Chairman and                     Executive Vice President
   Principal Executive Officer      and Principal Financial
                                    and Accounting Officer

Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2000.

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
Gregory R. Miller                  Evangeline K. Jansen
Director and                       Director
Executive Vice President


/s/ Robert Woodward
-----------------------------
Robert Woodward
Director

3.        Exhibits

   3.1 Certificate of Incorporation of Heartland Finan-cial USA, Inc. (Filed as Exhibit 3.1 to Registrant's
          Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

   3.2    Bylaws of Heartland Financial USA, Inc. (Filed as
          Exhibit 3.2 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by ref-erence herein.)

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

  10.2 Heartland Financial USA, Inc. Executive Restricted Stock Purchase Plan (Filed as Exhibit 10.2 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and in-corporated by reference herein.)

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

  10.5    Dubuque Bank and Trust Company Executive Death Benefit
          Program Plan Revisions, Enrollment Booklet, and Universal
          Life Split-Dollar Agreement effective December 1, 1995, and similar agreements are in place at Galena State Bank and Trust Company, First Community Bank, FSB, Riverside Community
          Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA. (Filed as Exhibit 10.25 to Registrant's Form
          10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

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

  10.9    The Stock Purchase Agreement between Heartland Financial
          USA, Inc. and the stockholders of Cottage Grove State Bank dated November 8, 1996. (Filed as Exhibit 10.36 to Regis-trant's Form 10K for the fiscal year ended December 31, 1996, and incorporated by reference herein.)

 10.10 Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed New Mexico Bank dated November 5, 1997. (Filed as Exhibit 10.23 to Registrant's Form 10K for the fiscal year ended December 31, 1997, and incorporated by reference herein.)

 10.11 Change of Control Agreements including Golden Parachute Payment Adjustments and Restrictive Covenants between Heartland Financial USA, Inc. and Executive Officers dated January 1, 1999. (Filed as Exhibit 10.11 to Registrant's Form 10K for the fiscal year ended December 31, 1998, and incorporated by reference herein.)

 10.12    Change of Control Agreements between Heartland
          Financial USA, Inc. and Executive Officers dated
          January 1, 1999. (Filed as Exhibit 10.12 to
          Registrant's Form 10K for the fiscal year ended
          December 31, 1998, and incorporated by reference herein.)


 10.13    Heartland Financial USA, Inc. Health Care Plan dated
          January 1, 1999. (Filed as Exhibit 10.13 to
          Registrant's Form 10K for the fiscal year ended
          December 31, 1998, and incorporated by reference herein.)


 10.14 Letter Agreement between Wisconsin Community Bank and Bank One Wisconsin dated February 9, 1999. (Filed as
          Exhibit 10.14 to Registrant's Form 10K for the fiscal year ended December 31, 1998, and incorporated by reference herein.)

 10.15    Office Purchase and Assumption Agreement by and between
          Bank One Wisconsin and Wisconsin Community Bank dated February 9, 1999, excluding Schedules A through S. (Filed as Exhibit 10.15 to Registrant's Form 10K for the fiscal year ended December 31, 1998, and incorporated by reference herein.)

 10.16    Amended and Restated Credit Agreement between Heartland
          Financial USA, Inc. and The Northern Trust Company dated July 23, 1999 (Filed as Exhibit 10.16 to Registrant's Form 10Q for the six months ended June 30, 1999, and incorporated by reference herein.)

 10.17    Agreement and Plan of Merger, dated as of August 17,
          1999, by and among Heartland Financial USA, Inc., National Bancshares, Inc. and NBI Acquisition Corporation. (Filed as
          Exhibit 2.1 to Registrant's Form 8K dated August 25, 1999, and incorporated by reference herein.)

 10.18 Amendment Agreement, dated as of November 1, 1999, between Heartland Financial USA, Inc. and the Northern
          Trust Company

   11.    Statement re Computation of Per Share Earnings

  21.1    Subsidiaries of the Registrant

  23.1    Consent of KPMG LLP

  27.1    Financial Data Schedule

  99.1 2000 Proxy Statement (only such parts as are incorporated by reference into this Form 10-K)