Form 10-Q
period 2000-03-31
HEARTLAND FINANCIAL USA INC
filed 2000-05-12
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended March 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 11, 2000, the Registrant had outstanding
9,625,666 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)


                                          3/31/00     12/31/99
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   34,559   $   34,078
Federal funds sold                           6,650        1,875
                                        -----------  -----------
Cash and cash equivalents                   41,209       35,953
Time deposits in other
 financial institutions                      5,091        6,084
Securities:
 Available for sale-at market
  (cost of $226,370 for 2000 and
  $211,782 for 1999)                       222,917      209,381
 Held to maturity-at cost
  (approximate market value of $2,961
  for 2000 and $2,264 for 1999)              2,902        2,196
Loans and leases:
 Held for sale                              18,941       16,636
 Held to maturity                          932,085      818,510
Allowance for loan and lease losses        (12,495)     (10,844)
                                        -----------  -----------
Loans and leases, net                      938,531      824,302
Assets under operating leases               35,045       35,495
Premises, furniture and equipment, net      29,342       26,995
Goodwill and core deposit premium, net      22,455       13,997
Other real estate, net                         493          585
Other assets                                31,078       29,159
                                        -----------  -----------
TOTAL ASSETS                            $1,329,063   $1,184,147
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  109,609   $   91,391
 Savings                                   398,990      367,413
 Time                                      473,912      410,855
                                        -----------  -----------
Total deposits                             982,511      869,659
Short-term borrowings                      160,924      132,300
Accrued expenses and other liabilities      18,614       18,958
Other borrowings                            79,124       76,657
                                        -----------  -----------
TOTAL LIABILITIES                        1,241,173    1,097,574
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                     -            -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares; issued,
 9,905,783 shares at March 31, 2000,
 and 9,707,252 December 31, 1999)            9,906        9,707
Capital surplus                             18,819       15,339
Retained earnings                           66,308       65,132
Accumulated other comprehensive loss        (2,141)      (1,511)
Treasury stock at cost
 (278,318 and 120,478 shares at March
 31, 2000, and December 31, 1999,
 respectively)                              (5,002)      (2,094)
                                        -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                  87,890       86,573
                                        -----------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,329,063   $1,184,147
                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                         Three Months Ended
                                        3/31/00        3/31/99
                                        --------       --------
INTEREST INCOME:
Interest and fees on loans and leases   $ 20,184       $ 12,281
Interest on securities:
 Taxable                                   3,114          3,020
 Nontaxable                                  425            292
Interest on federal funds sold                49             53
Interest on interest bearing deposits
 in other financial institutions             101            101
                                        --------       --------
TOTAL INTEREST INCOME                     23,873         16,287
                                        --------       --------
INTEREST EXPENSE:
Interest on deposits                       9,565          7,192
Interest on short-term borrowings          2,138          1,014
Interest on other borrowings               1,461            880
                                        --------       --------
TOTAL INTEREST EXPENSE                    13,164          9,086
                                        --------       --------
NET INTEREST INCOME                       10,709          7,201
Provision for loan and lease losses          819            534
                                        --------       --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN AND LEASE LOSSES       9,890          6,667
                                        --------       --------
OTHER INCOME:
Service charges and fees                   1,155            866
Trust fees                                   714            594
Brokerage commissions                        245            105
Insurance commissions                        192            202
Securities gains, net                        243            523
Rental income on operating leases          3,652          3,623
Gain on sale of loans                         40            407
Other noninterest income                     212            206
                                        --------       --------
TOTAL OTHER INCOME                         6,453          6,526
                                        --------       --------
OTHER EXPENSES:
Salaries and employee benefits             5,916          4,417
Occupancy                                    756            463
Furniture and equipment                      726            531
Depreciation on equipment under
 operating leases                          2,738          2,640
Outside services                             761            449
FDIC deposit insurance assessment             68             31
Advertising                                  359            263
Goodwill and core deposit premium
 amortization                                454             62
Other operating expenses                   1,732          1,277
                                        --------       --------
TOTAL OTHER EXPENSES                      13,510         10,133
                                        --------       --------
INCOME BEFORE INCOME TAXES                 2,833          3,060
Income taxes                                 789            921
                                        --------       --------
NET INCOME                              $  2,044       $  2,139
                                        ========       ========
EARNINGS PER COMMON SHARE-BASIC         $   0.21       $   0.22
EARNINGS PER COMMON SHARE-DILUTED           0.21           0.22
CASH DIVIDENDS DECLARED
 PER COMMON SHARE                       $   0.09       $   0.08

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------
Balance at January 1, 1999         $ 9,707   $14,984   $60,154
Net Income                               -         -     2,139
Unrealized loss on securities
 available for sale                      -         -         -
Reclassification adjustment for
 gains realized in income                -         -         -
Income taxes                             -         -         -
Comprehensive income
Cash dividends declared:
 Common, $.08 per share                  -         -      (761)
Purchase of 16,301 shares
 of common stock                         -         -         -
Sale of 27 shares of common stock        -         -         -
                                   -------   -------   -------
Balance at March 31, 1999          $ 9,707   $14,984   $61,532
                                   =======   =======   =======

Balance at January 1, 2000         $ 9,707   $15,339   $65,132
Net Income                               -         -     2,044
Unrealized loss on securities
 available for sale                      -         -         -
Reclassification adjustment for
 gains realized in income                -         -         -
Income taxes                             -         -         -
Comprehensive income
Cash dividends declared:
 Common, $.09 per share                  -         -      (868)
Issue of 198,531 shares of
  common stock                         199     3,396
Purchase of 278,318 shares
 of common stock                         -         -         -
Sale of 120,478 shares
 of common stock                         -        84         -
                                   -------   -------   -------
Balance at March 31, 2000          $ 9,906   $18,819   $66,308
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                                 Income       Stock     Total
                              -------------  --------   -----
Balance at January 1, 1999         $ 2,107   $(2,682)  $84,270
Net Income                               -         -     2,139
Unrealized loss on securities
 available for sale                 (1,298)        -    (1,298)
Reclassification adjustment for
 gains realized in income             (523)        -      (523)
Income taxes                           619         -       619
                                                       -------
Comprehensive income                                       937
Cash dividends declared:
 Common, $.08 per share                  -         -      (761)
Purchase of 16,301 shares
 of common stock                         -      (300)     (300)
Sale of 27 shares of common stock        -         1         1
                                   -------   -------   -------
Balance at March 31, 1999          $   905   $(2,981)  $84,147
                                   =======   =======   =======

Balance at January 1, 2000         $(1,511)  $(2,094)  $86,573
Net Income                               -         -     2,044
Unrealized loss on securities
 available for sale                   (711)        -      (711)
Reclassification adjustment for
 gains realized in income             (243)        -      (243)
Income taxes                           324         -       324
                                                       -------
Comprehensive income                                     1,414
Cash dividends declared:
 Common, $.09 per share                  -         -      (868)
Issue of 198,531 shares
  of common stock                        -         -     3,595
Purchase of 278,318 shares
 of common stock                         -    (5,002)   (5,002)
Sale of 120,478 shares
 of common stock                         -     2,094     2,178
                                   -------   -------   -------
Balance at March 31, 2000          $(2,141)  $(5,002)  $87,890
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Three Months Ended
                                         3/31/00       3/31/99
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  2,044       $  2,139
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             4,034          3,326
 Provision for loan and lease losses         819            534
 Provision for income taxes                  128            818
 Net amortization/(accretion) of
  premium/(discount) on securities           (10)           539
 Securities gains, net                      (243)          (523)
 Loans originated for sale                (7,168)       (26,621)
 Proceeds on sales of loans                3,369         26,586
 Net gain on sales of loans                  (40)          (407)
 Increase in accrued interest receivable    (917)          (468)
 Decrease in accrued interest payable       (135)           (37)
 Other, net                                1,248         (3,127)
                                        ---------      ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                3,129          2,759
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                      -             (4)
Proceeds on maturities of time
 deposits                                    993              -
Proceeds from the sale of
 securities available for sale            23,748          9,340
Proceeds from the maturity of and
 principal paydowns on securities
 held to maturity                            975              -
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                       14,626         37,839
Purchase of securities available
 for sale                                (37,585)       (47,193)
Net increase in loans and leases         (44,541)       (54,645)
Increase in assets under operating
 leases                                   (3,188)        (3,674)
Capital expenditures                      (1,150)          (867)
Net cash and cash equivalents
 received in acquisition of
 subsidiaries                             18,603              -
Proceeds on sale of OREO and other
 repossessed assets                            -            136
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (27,519)       (59,068)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts           (11,306)        14,370
Net increase in time deposit accounts     26,625          3,333
Proceeds from other borrowings             4,964          2,500
Repayments on other borrowings               (58)          (328)
Net increase in short-term borrowings     15,291         22,594
Purchase of treasury stock                (5,002)          (300)
Proceeds from sale of treasury stock           -            233
Dividends                                   (868)          (761)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               29,646         41,641
                                        ---------      ---------
Net increase (decrease) in cash and
 cash equivalents                          5,256        (14,668)
Cash and cash equivalents at
 beginning of year                        35,953         42,831
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 41,209       $ 28,163
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $    106       $     73
                                        =========      =========
 Cash paid for interest                 $ 12,963       $  9,123
                                        =========      =========
Other borrowings transferred to
 short-term borrowings                  $  2,439       $  5,595
                                        =========      =========
Acquisitions:
 Assets acquired                        $119,858       $      -
                                        =========      =========
 Cash paid for purchase of stock        $(14,364)      $      -
 Cash acquired                            32,967              -
                                        ---------      ---------
 Net cash received in acquisitions      $ 18,603       $      -
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 1999, included in Heartland Financial USA, Inc.'s (the "Company") Form 10-K filed with the Securities and Exchange Commission on March
30, 2000.   Accordingly, footnote disclosure which would
substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 2000, are not necessarily indicative of the results expected for the year ending December 31, 2000.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three month periods ended March 31, 2000 and 1999, are shown in the tables below:


                                             Three Months Ended
                                             3/31/00    3/31/99
                                             -------    -------
Net Income                                   $ 2,044    $ 2,139
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,634      9,519
Assumed incremental common shares issued
 upon exercise of stock options (000's)          155        190
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,789      9,709
                                             =======    =======

NOTE 2.  ACQUISITIONS

On January 1, 2000, the Company completed its acquisition of National Bancshares, Inc. ("NBI"), the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. FNB has four locations in the New Mexico communities of Clovis and Melrose, with $120,113 in assets and $97,533 in deposits at December 31, 1999. The total purchase price for NBI was $23,103, of which $5,774 was paid in common stock of the Company to NBI's Employee Stock Ownership Plan (the "ESOP") and $3,820 in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4,619 for 255,180 of the 319,009 shares of the Company's common stock originally issued to them. The Company merged FNB into its New Mexico bank subsidiary, New Mexico Bank & Trust ("NMB") immediately after the closing of the NBI acquisition. As a result of this affiliate bank merger, the Company's ownership in NMB increased from its initial 80% to approximately 88%. The acquisition of NBI has been accounted for as a purchase; accordingly, the results of operations of FNB are included in the financial statements from the acquisition date. The resultant acquired deposit base intangible and goodwill of approximately $8,323 will be amortized over a period of 10 to 25 years. The pro forma effect of the acquisition was not material to the financial statements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Heartland intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Heartland are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Heartland's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of Heartland and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory laws, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, accounting principles, policies and guidelines, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Heartland's market area, Heartland's ability to develop and maintain secure and reliable electronic systems and implement new technologies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Heartland and its business, including additional factors that could materially affect Heartland's financial results, is included in Heartland's filings with the Securities and Exchange Commission.

GENERAL

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

During the first quarter of 2000, Heartland continued to experience growth, as total assets increased $144.916 million or 12.24% to $1.329 billion since year end 1999. The loan portfolio grew $115.880 million or 13.88% to $951.026 million since year end 1999. Of these increases, $120.113 million in total assets and $67.601 million in total loans was attributable to an increase in Heartland's New Mexico operations through the acquisition of the First National Bank of Clovis ("FNB"), which was completed on January 1 of this year. These increases are consistent with Heartland's growth strategies.

For the first quarter of 2000, net income totaled $2.044 million or $.21 on a basic per common share basis, return on common equity was 9.41% and return on assets was .63%. For the same period in 1999, earnings totaled $2.139 million or $.22 on a basic per common share basis, return on equity was 10.28% and return on assets was .91%. This decline in earnings was primarily the result of an increased loan loss provision associated with strong loan growth. Additionally, earnings were affected by expenses incurred to pursue growth initiatives in new and existing markets, combined with a reduction in the amount of gain on sale of loans and securities gains.

Exclusive of amortization on merger-related intangibles, earnings during the first quarter of 2000 increased $225 thousand or 10.22% over the first quarter of 1999. Basic earnings per share, exclusive of this same amortization expense, increased to $.25 from the $.23 recorded during the same quarter in 1999.

NET INTEREST INCOME

Net interest margin expressed as a percentage of average earning assets increased to 3.84% during the first quarter of 2000 compared to 3.51% for the same quarter in 1999. This improvement was the result of a shift in the composition of the balance sheet, as the percentage of loans to total assets increased from 64% at March 31, 1999, to 71% at March 31, 2000. Also contributing to this increase was the rise in rates during the second half of 1999 and first quarter of 2000.

For the three month period ended March 31, 2000, interest income increased $7.586 million or 46.58% when compared to the same period in 1999. This increase was primarily attributable to the significant growth in loans and rise in rates.

Net interest income was further enhanced as Heartland was able to keep the increase in interest expense below the growth in interest income. For the three month period ended March 31, 2000, interest expense increased $4.078 million or 44.88% when compared to the same period in 1999.

PROVISION FOR LOAN AND LEASE LOSSES

Heartland's provision for loan and lease losses increased $285 thousand for the three month period ended March 31, 2000, compared to the same period in 1999. In part, this increase was recorded in response to the significant loan growth experienced by Heartland and was made to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter refer to the loans and provision for loan and lease losses section of this report.

NONINTEREST INCOME

Noninterest income decreased $73 thousand or 1.12% during the quarter ended on March 31, 2000, compared to the same period in 1999. Securities gains and gains on sale of loans were the only two categories to experience a decline during the periods under
comparison.   Securities gains were $280 thousand or 53.54% below
the amount recorded during the first quarter of 1999.

Gains on sale of loans decreased by $367 thousand or 90.17% for the periods under comparison. The volume of mortgage loans sold into the secondary market during the first quarter of 2000 was significantly below those sold during the same period in 1999.
As rates moved upward, customers frequently elected to take three- and five-year adjustable rate mortgage loans, which Heartland elected to retain in its loan portfolio.

A large portion of the decrease in securities gains and gains on sale of loans was offset by an increase in the amount of service charges and fees collected during the periods under comparison. Emphasis during the past several years on enhancing revenues from services provided to customers has resulted in significant growth in service charges, trust fees and brokerage commissions. In total, these fees grew by $549 thousand or 35.08% during the quarters under comparison. Service charges and fees increased $289 thousand or 33.37%, trust fees increased $120 thousand or 20.20% and brokerage commissions grew $140 thousand or 133.33%.

NONINTEREST EXPENSE

During the first quarter of 2000, noninterest expense grew $3.377 million or 33.33% when compared to the same quarter of 1999. The following expansion efforts contributed significantly to this growth in noninterest expense:

- New Mexico Bank and Trust ("NMB"), Heartland's de novo bank subsidiary established in Albuquerque, New Mexico in May of 1998, opened three additional branches during the second and third quarters of 1999. On January 1, 2000, the acquisition and subsequent merger of FNB into NMB was completed, which nearly doubled NMB's asset size. At the end of the quarter, NMB's total assets had reached $212 million.

- During 1999, Wisconsin Community Bank ("WCB") opened offices in Sheboygan, Green Bay and Eau Claire, Wisconsin and acquired Bank One's Monroe branch in July. As of the end of the first quarter of 2000, total assets at this entity had grown to $193 million from $58 million at March 31, 1999.

- Riverside Community Bank opened its first branch location in July of 1999 and its second branch location this March in Rockford, Illinois.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.499 million or 33.94% for the quarters under comparison. This increase was primarily attributable to the expansion efforts and to normal merit increases. The number of full-time equivalent employees increased from 417 at March 31, 1999, to 535 at March 31, 2000.

INCOME TAX EXPENSE

Income tax expense for the first quarter of 2000 decreased $132 thousand or 14.33% when compared to the same period in 1999.
This decrease was primarily the result of a corresponding decrease in pre-tax earnings. Heartland's effective tax rate decreased to 27.85% during the first quarter of 2000 compared to 30.10% for the first quarter of 1999, in part, as a result of an increase in the amount of tax-exempt income recorded during 2000.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Commercial and commercial real estate loans made up $53.535 million or 46.20% of the $115.880 million increase in Heartland's loan portfolio during the first three months of 2000. The acquisition of FNB was responsible for $26.454 million or 49.41% of this growth. The remaining $27.081 million change in commercial loans outstanding was primarily the result of aggressive calling efforts. The other loan category to experience significant growth, agricultural loans outstanding, grew $32.539 million or 35.01%, since December 31, 1999. The FNB acquisition was responsible for all the agricultural loan growth as nearly half FNB's loans are in the agricultural sector.

The table below presents the composition of the Company's loan portfolio as of March 31, 2000, and December 31, 1999.

LOAN PORTFOLIO                    March 31,        December 31,
                                    2000               1999
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate                $502,526   52.63%  $448,991   53.53%
Residential mortgage         191,869   20.10    180,347   21.50
Agricultural and
 agricultural real estate    125,475   13.14     92,936   11.08
Consumer                     121,372   12.71    103,608   12.35
Lease financing, net          13,524    1.42     12,886    1.54
                            --------  -------  --------  -------
Gross loans and leases       954,766  100.00%   838,768  100.00%
                                      =======            =======
Unearned discount             (3,247)            (3,169)
Deferred loan fees              (493)              (453)
                            --------           --------
Total loans and leases       951,026            835,146
Allowance for loan and
 lease losses                (12,495)           (10,844)
                            --------           --------
Loans and leases, net       $938,531           $824,302
                            ========           ========

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the Board of Directors. Factors considered by Heartland's loan review committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial loans as compared to relatively lower-risk residential real estate loans;
ii) the entrance into new markets in which Heartland had little or no previous lending experience; iii) uncertainties within the agricultural markets; and iv) the economies of Heartland's primary market areas have been stable for some time and the allowance is intended to anticipate the cyclical nature of most economies. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2000. The allowance for loan and lease losses increased by $1.651 million or 15.23% during the first three months of 2000, primarily as a result of the FNB acquisition which accounted for $1.142 million or 69.17% of this change. The remaining growth resulted, in part, from expansion of the loan portfolio. The allowance for loan and lease losses at March 31, 2000, was 1.31% of loans and 251% of nonperforming loans, compared to 1.30% of loans and 657% of nonperforming loans at year end 1999.

Nonperforming loans increased to .52% of total loans and leases at March 31, 2000, compared to .20% of total loans and leases at December 31, 1999. The FNB acquisition was responsible for $2.807 million of the $3.324 million increase in nonperforming loans.

During the first quarter of 2000, Heartland recorded net charge offs of $310 thousand compared to $21 thousand for the same period in 1999. The FNB acquisition was responsible for $299 thousand or 96.45% of the net charge-offs during the first quarter of 2000. Heartland's loan review area is in the process of familiarizing itself with FNB's market and loan portfolio.

SECURITIES

The primary objective of the securities portfolio continues to be to provide Heartland's bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 16.99% of total assets at March 31, 2000, as compared to 17.87% at December 31, 1999. A reduction in the amount of securities held in Heartland's portfolio has continued into the year 2000 as growth in the loan portfolio continued to outpace deposit growth.

The composition of the portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. The U.S. Treasury securities held in the portfolio at March 31, 2000, were a result of the FNB acquisition. Except for the U.S. Treasury securities, the composition of the portfolio had not changed significantly since year-end 1999. The table below presents the composition of the securities portfolio by major category as of March 31, 2000, and December 31, 1999.

SECURITIES PORTFOLIO
                                  March 31,       December 31,
                                    2000               1999
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
U.S. Treasury securities    $ 15,928    7.06%  $      -       -%
U.S. government agencies      88,814   39.33     90,536   42.79
Mortgage-backed securities    69,261   30.67     75,637   35.75
States and political
  subdivisions                31,576   13.98     25,904   12.24
Other securities              20,240    8.96     19,500    9.22
                            --------  -------  --------  -------
Total securities            $225,819  100.00%  $211,577  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $112.852 million or 12.98% during the first three months of 2000. The FNB acquisition comprised $97.533 million or 86.43% of this increase. Exclusive of the FNB acquisition, the only deposit category to experience growth during the first three months of 2000 was certificates of deposit, which increased $26.625 million or 6.48%.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the three month period ended March 31, 2000, the amount of short-term borrowings had increased $28.624 million or 21.64%. The repurchase agreement balances at FNB were responsible for $11.841 million or 41.37% of this change. Also, Heartland utilized additional short-term borrowings as loan growth outpaced deposit growth during the first quarter of 2000.

Other borrowings increased $2.467 million or 3.22% during the first three months of 2000. Included in these borrowings are long-term FHLB advances which totaled $18.101 million on March 31, 2000, with a weighted average remaining term of 5 years and a weighted average rate of 6.16%.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                  March 31,        December 31,
                                     2000              1999
                                Amount   Ratio     Amount Ratio
                                ------   -----     ------ -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $   94,782   8.78% $  101,665 10.56%
 Tier 1 capital minimum
   requirement                 43,190   4.00%     38,517  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   51,592   4.78% $   63,148  6.56%
                           ==========  ====== ========== ======

 Total capital             $  107,277   9.94% $  112,508 11.68%
 Total capital minimum
   requirement                 86,380   8.00%     77,035  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   20,897   1.94% $   35,473  3.68%
                           ==========  ====== ========== ======
Total risk-adjusted assets $1,079,750         $  962,933
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $   94,782   7.41% $  101,665  8.85%
 Tier 1 capital minimum
   requirement(3)              51,152   4.00%     45,965  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   43,630   3.41% $   55,700  4.85%
                           ==========  ====== ========== ======
Average adjusted assets
  (less goodwill)          $1,278,809         $1,149,147
                           ==========         ==========

(1) Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

(2) The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

(3) Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.


Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of WCB in March of 1997, remaining cash payments to previous stockholders total $584 thousand in 2001, plus interest at rates of 7.00% to 7.50%. The acquisition and merger of Lease Associates Group into ULTEA, Inc., Heartland's vehicle leasing and fleet management company, in July of 1998 included an agreement to make three equal remaining cash payments to the previous principal stockholder of $643 thousand in 2000 and 2001, plus interest at 7.50%.

This January, Heartland completed its acquisition of National Bancshares, Inc. ("NBI"), the one-bank holding company of FNB. The total purchase price for NBI was $23.103 million, of which $5.774 million was paid in common stock of Heartland to NBI's Employee Stock Ownership Plan (the "ESOP") and $3.820 million in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. The requisite cash payments under these notes payable total $855 thousand in 2001 and 2002, and $637 thousand in 2003 and 2004, plus interest. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4.619 million for 255,180 of the 319,009 shares of Heartland common stock originally issued to them. Immediately following the closing of the NBI acquisition, FNB was merged into NMB. As a result of this affiliate bank merger, Heartland's ownership in NMB increased to approximately 88%.

Under Heartland's credit agreement with an unaffiliated bank, the term loan is payable quarterly in $1 million installments beginning March 31, 2000, with the final payment of $10 million payable on December 31, 2003.

In October of 1999, Heartland completed an offering of $25 million of 9.60% cumulative capital securities. All of the securities qualified as Tier 1 capital for regulatory purposes as of March 31, 2000. Subsequent acquisitions accounted for under the purchase method of accounting could cause a portion of these securities to not qualify as Tier 1 capital, as regulations do not allow the amount of these securities included in Tier 1 capital to exceed 25% of total Tier 1 capital.

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

LIQUIDITY

Liquidity measures the ability of Heartland to meet maturing obligations and its existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Net cash outflows from investing activities decreased $31.549 million during the first three months of 2000 compared to the same period in 1999. The FNB acquisition was responsible for 58.97% of this change as it provided net cash and cash equivalents of $18.603 million during the first quarter of 2000. The net increase in loans and leases was $44.541 million during the first three months of 2000 compared to $54.645 million during the same period in 1999, a $10.104 million change. During the first three months of 2000, proceeds from the sale and maturity of securities decreased $7.830 million compared to the same period in 1999. Likewise, the purchases of securities decreased $9.608 million for the periods under comparison.

Financing activities provided net cash of $41.641 million during the first three months of 2000 compared to $29.646 million during the same period in 1999. A net increase in deposit accounts provided cash of $15.319 million during the first three months of 2000 compared to $17.703 million during the same period in 1999. The category reflecting the most significant change during the periods under comparison was short-term borrowings which provided cash of $15.291 million in 2000 and $22.594 million in 1999.

Total cash inflows from operating activities increased $370 thousand for the first three months of 2000 compared to the same period in 1999. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreement, as of March 31, 2000, provided an additional borrowing capacity of $2.500 million.
This agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by the Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, and requires that each of the bank subsidiaries remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2000, Heartland was substantially in compliance with all the covenants contained in this credit agreement.

RECENT REGULATORY DEVELOPMENTS

On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries", in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation has issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on Heartland. As of the date of this filing, Heartland has not applied for or received approval to operate as a financial holding company. In addition, Heartland's bank subsidiaries have not applied for or received approval to establish financial subsidiaries.

            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK
                     (Dollars in thousands)


Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Management does not believe that Heartland's primary market risk exposures and how those exposures have been managed to-date in 2000 changed significantly when compared to 1999.

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

                                   Dated:  May 12, 2000