Form 10-Q
period 2000-06-30
HEARTLAND FINANCIAL USA INC
filed 2000-08-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For quarterly period ended June 30,2000
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 9, 2000, the Registrant had outstanding 9,620,492 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)


                                          6/30/00     12/31/99
                                        (Unaudited)
                                        -----------  ----------

ASSETS
Cash and due from banks                 $   37,769   $   34,078
Federal funds sold                          10,950        1,875
                                        -----------  -----------
Cash and cash equivalents                   48,719       35,953
Time deposits in other
 financial institutions                      5,366        6,084
Securities:
 Available for sale-at market
  (cost of $216,666 for 2000 and
  $211,782 for 1999)                       213,260      209,381
 Held to maturity-at cost
  (approximate market value of $2,162
  for 2000 and $2,264 for 1999)              2,112        2,196
Loans and leases:
 Held for sale                              18,513       16,636
 Held to maturity                          983,303      818,510
Allowance for loan and
 lease losses                              (12,912)     (10,844)
                                        -----------  -----------
Loans and leases, net                      988,904      824,302
Assets under operating leases               35,031       35,495
Premises, furniture and equipment, net      29,976       26,995
Goodwill and core deposit intangible, net   21,565       13,997
Other real estate, net                         345          585
Other assets                                33,051       29,159
                                        -----------  -----------
TOTAL ASSETS                            $1,378,329   $1,184,147
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  123,896   $   91,391
 Savings                                   392,159      367,413
 Time                                      487,495      410,855
                                        -----------  -----------
Total deposits                           1,003,550      869,659
Short-term borrowings                      178,494      132,300
Accrued expenses and other liabilities      20,829       18,958
Other borrowings                            86,358       76,657
                                        -----------  -----------
TOTAL LIABILITIES                        1,289,231    1,097,574
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                     -            -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares; issued,
 9,905,783 shares at June 30, 2000,
 and 9,707,252 at December 31, 1999)         9,906        9,707
Capital surplus                             18,819       15,339
Retained earnings                           67,631       65,132
Accumulated other comprehensive loss        (2,151)      (1,511)
Treasury stock at cost
 (285,291 and 120,478 shares at June
 30, 2000, and December 31, 1999,
 respectively)                              (5,107)      (2,094)
                                        -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                  89,098       86,573
                                        -----------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,378,329   $1,184,147
                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Six Months Ended
                          6/30/00   6/30/99    6/30/00   6/30/99
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 21,961  $ 14,205   $ 42,145  $ 27,026
Interest on securities:
 Taxable                    2,943     2,804      6,057     5,824
 Nontaxable                   462       306        887       598
Interest on federal
 funds sold                    99        26        148        79
Interest on interest
 bearing deposits in
 other financial
 institutions                  81       111        182       212
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      25,546    17,452     49,419    33,739
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits       10,328     7,305     19,893    14,497
Interest on short-term
 borrowings                 2,553     1,290      4,691     2,304
Interest on other
 borrowings                 1,525       875      2,986     1,755
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE     14,406     9,470     27,570    18,556
                         --------  --------   --------  --------
NET INTEREST INCOME        11,140     7,982     21,849    15,183
Provision for possible
 loan and lease losses      1,007       762      1,826     1,296
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 POSSIBLE LOAN AND
 LEASE LOSSES              10,133     7,220     20,023    13,887
                         --------  --------   --------  --------


OTHER INCOME:
Service charges and fees    1,316       902      2,471     1,768
Trust fees                    793       631      1,507     1,225
Brokerage commissions         246       143        491       248
Insurance commissions         194       195        386       397
Securities gains (losses),
 net                          (11)      194        232       717
Gains on sale of loans        104       343        144       750
Rental income on
 operating leases           3,702     3,675      7,354     7,298
Impairment loss on
 equity securities           (233)        -       (233)        -
Other                         301       215        513       421
                         --------  --------   --------  --------
TOTAL OTHER INCOME          6,412     6,298     12,865    12,824
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   6,017     4,497     11,933     8,914
Occupancy                     727       467      1,483       930
Furniture and equipment       732       562      1,458     1,093
Outside services              579       555      1,340     1,004
FDIC deposit insurance
 assessment                    60        30        128        61
Advertising                   427       386        786       649
Depreciation on equipment
 under operating leases     2,770     2,683      5,508     5,323
Goodwill and core deposit
  amortization                453        62        907       124
Other operating expenses    1,711     1,340      3,443     2,617
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES       13,476    10,582     26,986    20,715
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      3,069     2,936      5,902     5,996
Income taxes                  880       863      1,669     1,784
                         --------  --------   --------  --------
NET INCOME               $  2,189  $  2,073   $  4,233  $  4,212
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.23  $   0.22   $   0.44  $   0.44
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.22  $   0.21   $   0.43  $   0.43
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.09  $   0.08   $   0.18  $   0.16

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------
Balance at January 1, 1999         $ 9,707   $14,984   $60,154
Net Income-First six months
  1999                                   -         -     4,212
Unrealized loss on securities
 available for sale                      -         -         -
Reclassification adjustment for
 gains realized in net income            -         -         -
Income taxes                             -         -         -
Comprehensive income
Cash dividends declared:
 Common, $.16 per share                  -         -    (1,522)
Purchase of 25,339 shares
 of common stock for treasury            -         -         -
Sale of 79,079 shares
 of common stock                         -       297         -
                                   -------   -------   -------
Balance at June 30, 1999           $ 9,707   $15,281   $62,844
                                   =======   =======   =======

Balance at January 1, 2000         $ 9,707   $15,339   $65,132
Net Income-First six months
 2000                                    -         -     4,233
Unrealized loss on securities
 available for sale                      -         -         -
Reclassification adjustment for
 gains realized in net income            -         -         -
Income taxes                             -         -         -
Comprehensive income
Cash dividends declared:
 Common, $.18 per share                  -         -    (1,734)
Issuance of 319,010 shares of
 common stock                          199     3,480        -
Purchase of 285,292 shares
 of common stock for treasury            -         -         -
                                   -------   -------   -------
Balance at June 30, 2000           $ 9,906   $18,819   $67,631
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income(Loss)    Stock     Total
                              -------------  --------   -----
Balance at January 1, 1999         $ 2,107   $(2,682)  $84,270
Net Income-First six months
  1999                                   -         -     4,212
Unrealized loss on securities
 available for sale                 (3,052)       -     (3,052)
Reclassification adjustment for
 gains realized in net income         (717)        -      (717)
Income taxes                         1,281         -     1,281
                                                       -------
Comprehensive income                                     1,724
Cash dividends declared:
 Common, $.16 per share                  -         -    (1,522)
Purchase of 25,339 shares
 of common stock for treasury            -      (468)     (468)
Sale of 79,079 shares
 of common stock                         -     1,166     1,463
                                   -------   -------   -------
Balance at June 30, 1999           $  (381)  $(1,984)  $85,467
                                   =======   =======   =======

Balance at January 1, 2000         $(1,511)  $(2,094)  $86,573
Net Income-First six months
 2000                                    -         -     4,233
Unrealized loss on securities
 available for sale                   (737)        -      (737)
Reclassification adjustment for
 gains realized in net income         (232)        -      (232)
Income taxes                           329         -       329
                                                       -------
Comprehensive income                                     3,593
Cash dividends declared:
 Common, $.18 per share                  -         -    (1,734)
Issuance of 319,010 shares of
 common stock                            -     2,094     5,773
Purchase of 285,292 shares
 of common stock for treasury            -    (5,107)   (5,107)
                                   -------   -------   -------
Balance at June 30, 2000           $(2,151)  $(5,107)  $89,098
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                            Six Months Ended
                                         6/30/00        6/30/99
                                         -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  4,233       $  4,212
Adjustments to reconcile net income to
 net cash provided by
 operating activities:
 Depreciation and amortization             8,023          6,708
 Provision for loan and lease
  losses                                   1,826          1,296
 Provision for deferred income taxes         253            456
 Net amortization/(accretion) of
  premium/(discount) on investment
  securities                                  (2)         1,010
 Securities gains, net                      (232)          (717)
 Loans originated for sale               (17,122)       (53,217)
 Proceeds on sales of loans               10,755         51,482
 Net gain on sales of loans                 (144)          (352)
 Increase in accrued interest
  receivable                              (3,053)          (560)
 Increase (decrease) in accrued
  payable                                    897           (435)
 Loss on impairment of equity
  security                                   233              -
 Other, net                                  760         (2,613)
                                        ---------      ---------
NET CASH PROVIDED FROM OPERATING
 ACTIVITIES                                6,427          7,270
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                   (600)            (5)
Proceeds on maturities of time
 deposits                                  1,318              -
Proceeds from the sale of
 securities available for sale            30,628         11,705
Proceeds from the maturity of and
 principal paydowns on
 securities held to maturity               3,065             82
Proceeds from the maturity of and
 principal paydowns on
 securities available for sale            30,884         67,797
Purchase of securities available
 for sale                                (52,572)       (57,117)
Net increase in loans and leases         (92,792)      (101,001)
Increase in assets under operating
 leases                                   (5,972)        (7,906)
Net cash and cash equivalents received
 in acquisition of subsidiary             18,603              -
Capital expenditures                      (1,920)        (4,059)
Proceeds on sale of fixed assets               -             13
Proceeds on sale of OREO and other
 repossessed assets                          542            302
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (68,816)       (90,189)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts              (633)        24,217
Net increase (decrease) in time
 deposit accounts                         40,208        (12,180)
Proceeds from other borrowings            10,176          4,419
Net increase in short-term borrowings     31,861         57,477
Purchase of treasury stock                (5,107)          (468)
Proceeds from sale of treasury stock           -          1,463
Proceeds from the sale of minority
 interest                                    384             57
Dividends                                 (1,734)        (1,522)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               75,155         73,463
                                        ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                     12,766         (9,456)
Cash and cash equivalents at
 beginning of year                        35,953         42,831
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 48,719       $ 33,375
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  1,212       $  1,348
                                        =========      =========
 Cash paid for interest                 $ 26,673       $ 18,991
                                        =========      =========
Acquisitions:
 Assets acquired                        $119,837       $      -
                                        =========      =========
 Cash paid for purchase of stock        $(14,364)      $      -
 Cash acquired                            32,967              -
                                        ---------      ---------
 Net cash received in acquisitions      $ 18,603       $      -
                                        =========      =========
Noncash investing and financing
 activities:
 Notes issued in acquisitions           $  3,820       $      -
                                        =========      =========
 Common stock issued in acquisitions    $  5,773       $      -
                                        =========      =========
Other borrowings transferred to
 short-term borrowings                  $  3,439       $  7,323
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 1999, included in Heartland Financial USA, Inc.'s (the "Company") Form 10-K filed with the Securities and Exchange Commission on March
30, 2000.   Accordingly, footnote disclosure that would
substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended June 30, 2000, are not necessarily indicative of the results expected for the year ending December 31, 2000.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999, are shown in the tables below:

                                             Three Months Ended
                                             6/30/00    6/30/99
                                             -------    -------
Net Income                                   $ 2,189    $ 2,073
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,626      9,523
Assumed incremental common shares issued
 upon exercise of stock options (000's)          133        196
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,759      9,719
                                             =======    =======

                                              Six Months Ended
                                             6/30/00    6/30/99
                                             -------    -------
Net Income                                   $ 4,233    $ 4,212
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,639      9,526
Assumed incremental common shares issued
 upon exercise of stock options (000's)          144        195
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,783      9,721
                                             =======    =======

NOTE 2.  ACQUISITIONS

On January 1, 2000, the Company completed its acquisition of National Bancshares, Inc. ("NBI"), the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. FNB has four locations in the New Mexico communities of Clovis and Melrose, with $120,113 in assets and $97,533 in deposits at December 31, 1999. The total purchase price for NBI was $23,103, of which $5,773 was paid in common stock of the Company to NBI's Employee Stock Ownership Plan (the "ESOP") and $3,820 in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4,619 for 255,180 of the 319,009 shares of the Company's common stock originally issued to them. The Company merged FNB into its New Mexico bank subsidiary, New Mexico Bank & Trust ("NMB") immediately after the closing of the NBI acquisition. As a result of this affiliate bank merger, the Company's ownership in NMB increased from its initial 80% to approximately 88%. The acquisition of NBI has been accounted for as a purchase; accordingly, the results of operations of FNB are included in the financial statements from the acquisition date. The resultant acquired deposit base intangible and goodwill of approximately $8,473 will be amortized over a period of 10 to 25 years. The pro forma effect of the acquisition was not material to the financial statements.


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

During the first half of 2000, Heartland continued to experience growth, as total assets increased $194.182 million or 16.40% to $1.378 billion since year end 1999. The loan portfolio grew $166.670 million or 19.96% to $1.002 billion since year end 1999. Of these increases, $120.113 million in total assets and $67.601 million in total loans were attributable to an increase in Heartland's New Mexico operations through the acquisition of the First National Bank of Clovis ("FNB"), which was completed on January 1 of this year. The continued strong growth, combined with increased earnings, confirm the value of Heartland's community banking approach. By the end of the year, Heartland anticipates becoming the largest bank holding company headquartered in the state of Iowa as merger activity occurs across the state.

Earnings increased during the second quarter of 2000 as net income totaled $2.189 million, or $.23 on a basic per common share basis, compared to the $2.073 million, or $.22 on a basic per common share basis, earned during the same quarter in 1999. Return on common equity was 10.01%, and return on assets was .65% for the second quarter of 2000. For the same period in 1999, return on equity was 9.78% and return on assets was .83%.

Cash earnings, which is net income exclusive of amortization on merger-related intangibles, increased $440 thousand or 20.61% during the second quarter of 2000 compared to the second quarter of 1999. Basic earnings per share, exclusive of this same amortization expense, increased to $.27 from the $.22 recorded during the same quarter of 1999.

For the first six months of 2000, earnings remained consistent at $4.233 million when compared to the $4.212 million earned during the first six months of 1999. Basic earnings per share remained the same at $.44 for the periods under comparison. Return on common equity was 9.71% and return on assets was .64%. For the same period in 1999, return on equity was 10.03% and return on assets was .87%. Cash earnings increased $939 thousand or 21.66% for the six month periods under comparison. On a per common share basis, cash earnings increased to $.52 in 2000 from $.46 in 1999.

NET INTEREST INCOME

Net interest margin expressed as a percentage of average earning assets increased to 3.79% during the second quarter of 2000 compared to 3.66% for the same quarter in 1999. A shift in the composition of the balance sheet continued during the second quarter of 2000, as the percentage of loans to total assets increased from 67% at June 30, 1999, to 73% at June 30, 2000. Management has continued to emphasize investments in higher-yielding loans rather than purchases of securities.

For the three and six month periods ended June 30, 2000, interest income increased $8.094 million or 46.38% and $15.680 million or 46.47%, respectively, when compared to the same periods in 1999. These increases were primarily attributable to the significant growth in loans.

Net interest income was further enhanced as Heartland was able to keep the increase in interest expense below the growth in interest income. For the three and six month periods ended June 30, 2000, interest expense increased $4.936 million or 52.12% and $9.014 million or 48.58%, respectively, when compared to the same periods in 1999. These increases were primarily attributable to the rise in rates and growth in borrowings and deposits, which were used to fund the significant loan growth experienced.

PROVISION FOR LOAN AND LEASE LOSSES

Heartland's provision for loan and lease losses increased $245 thousand or 32.15% and $530 thousand or 40.90% for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. In part, these increases were recorded in response to the significant loan growth experienced by Heartland and was made to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter, refer to the loans and provision for loan and lease losses section of this report.

OTHER INCOME

Other income increased $114 thousand or 1.81% during the quarter ended on June 30, 2000, compared to the same period in 1999. On a year-to-date comparative basis, other income remained consistent at a slight increase of $41 thousand or .32%. In addition to the recording of an impairment loss on equity securities during the second quarter of 2000, securities gains and gains on sale of loans were the other two categories to experience a decline during the periods under comparison.

The impairment loss on equity securities recorded during the second quarter of 2000 was $233 thousand. This loss resulted from the recent announcement that Safety Kleen Corp. had filed bankruptcy under chapter 11. Heartland's investment subsidiary held 20,000 shares of Safety Kleen's common stock in its equity portfolio. The carrying value of this stock on Heartland's balance sheet as of June 30, 2000, was $14 thousand.

Securities gains for the second quarter of 2000 were $205 thousand or 105.67% below the amount recorded during the second quarter of 1999. On a year-to-date comparison, securities gains decreased $485 thousand or 67.64%.

Gains on sale of loans decreased by $239 thousand or 69.68% for the quarter under comparison and $606 thousand or 80.80% for the six month period under comparison. The volume of mortgage loans sold into the secondary market during the first half of 2000 was significantly below those sold during the same period in 1999.
As rates moved upward, customers frequently elected to take three- and five-year adjustable rate mortgage loans, which Heartland elected to retain in its loan portfolio.

A large portion of the decrease in securities gains and gains on sale of loans was offset by an increase in the amount of service charges and fees collected during the periods under comparison. Emphasis during the past several years on enhancing revenues from services provided to customers has resulted in significant growth in service charges, trust fees and brokerage commissions. In total, these fees grew by $679 thousand or 40.51% during the quarter under comparison and $1.228 million or 37.89% during the six month period under comparison. Service charges and fees increased $414 thousand or 45.90% for the quarter and $703 thousand or 39.76% for the six month period. Trust fees increased $162 thousand or 25.67% for the quarter and $282 thousand or 23.02% for the six month period and brokerage commissions grew $103 thousand or 72.03% for the quarter and $243 thousand or 97.98% for the six month period.

OTHER EXPENSE

During the second quarter of 2000, Heartland was able to hold the increase in other expense to $2.894 million or 27.35% when compared to the same quarter of 1999. For the first half of 2000, other expense grew $6.271 million or 30.27% when compared to the same period in 1999.

The following expansion efforts have contributed significantly to the growth in noninterest expense:

- New Mexico Bank and Trust ("NMB"), Heartland's de novo bank subsidiary established in Albuquerque, New Mexico in May of 1998, opened three additional branches during the second and third quarters of 1999. On January 1, 2000, the acquisition and subsequent merger of FNB into NMB was completed, which nearly doubled NMB's asset size. At the end of the quarter, NMB's total assets had reached $227 million.

- During 1999, Wisconsin Community Bank ("WCB") opened offices in Sheboygan, Green Bay and Eau Claire, Wisconsin and acquired Bank One's Monroe branch in July. As of the end of the second quarter of 2000, total assets at this entity had grown to $188 million from $80 million at June 30, 1999.

- Riverside Community Bank opened its first branch location in July of 1999 and its second branch location this March in Rockford, Illinois.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.520 million or 33.80% for the quarter under comparison. On a year-to-date basis, salaries and employee benefits grew $3.019 million or 33.87%. These increases were primarily attributable to the expansion efforts and to normal merit increases. The number of full-time equivalent employees increased from 444 at June 30, 1999, to 562 at June 30, 2000.

As a result of the acquisitions made during the past year, goodwill and core deposit intangible amortization has increased substantially. This amortization of merger-related intangibles increased $391 thousand or 630.65% for the quarter under comparison and $783 thousand or 631.45% for the six month period under comparison.

INCOME TAX EXPENSE

Corresponding to the growth in earnings, income tax expense for the second quarter of 2000 increased $17 thousand or 1.97% when compared to the same period in 1999. On a six month comparative basis, income tax expense decreased $115 thousand or 6.45. Heartland's effective tax rate decreased to 28.67% during the second quarter of 2000 compared to 29.39% for the second quarter of 1999. For the six month periods ended June 30, 2000 and 1999, the effective tax rate was 28.28% and 29.75%, respectively.
These decreases were, in part, a result of an increase in the amount of tax-exempt income recorded during 2000.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Commercial and commercial real estate loans made up $77.244 million or 46.35% of the $166.670 million increase in Heartland's loan portfolio during the first six months of 2000. The acquisition of FNB was responsible for $26.454 million or 34.25% of this growth. The remaining $50.790 million change in commercial loans outstanding was primarily the result of aggressive calling efforts. The other loan category to experience significant growth, agricultural loans outstanding, grew $42.037 million or 45.23%, since December 31, 1999. The FNB acquisition was responsible for $32.997 million or 78.50% of the agricultural loan growth as nearly half of FNB's loans are in the agricultural sector.

The table below presents the composition of Heartland's loan portfolio as of June 30, 2000, and December 31, 1999.

LOAN PORTFOLIO (Dollars in thousands)

                                June 30,         December 31,
                                  2000               1999
                            Amount    Percent   Amount   Percent
                            ------    -------   ------   -------
Commercial and commercial
 real estate              $  526,235   52.33%  $448,991   53.53%
Residential mortgage         205,825   20.47    180,347   21.50
Agricultural and
 agricultural real estate    134,973   13.42     92,936   11.08
Consumer                     123,254   12.25    103,608   12.35
Lease financing, net          15,398    1.53     12,886    1.54
                          ----------  -------  --------  -------
Gross loans and leases     1,005,685  100.00%   838,768  100.00%
                                      =======            =======
Unearned discount             (3,342)            (3,169)
Deferred loan fees              (527)              (453)
                          -----------          ---------
Total loans and leases     1,001,816            835,146
Allowance for loan and
 lease losses                (12,912)           (10,844)
                          -----------          ---------
Loans and leases, net     $  988,904           $824,302
                          ===========          =========

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the board of directors. Factors considered by Heartland's loan review committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial loans as compared to relatively lower-risk residential real estate loans;
ii) the entrance into new markets in which Heartland had little or no previous lending experience; and iii) uncertainties within the agricultural markets. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2000. The allowance for loan and lease losses increased by $2.068 million or 19.07% during the first six months of 2000, primarily as a result of the FNB acquisition which accounted for $1.142 million or 55.22% of this change. The remaining growth occurred, in part, as a result of the expansion of the loan portfolio. The allowance for loan and lease losses at June 30, 2000, was 1.29% of loans and 306% of nonperforming loans, compared to 1.30% of loans and 657% of nonperforming loans at year end 1999.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, increased to .42% of total loans and leases at June 30, 2000, compared to .20% of total loans and leases at December 31, 1999. The FNB acquisition was responsible for $2.083 million of the $2.573 million increase in nonperforming loans.

During the first half of 2000, Heartland recorded net charge offs of $900 thousand compared to $70 thousand for the same period in 1999. The FNB acquisition was responsible for $682 thousand or 75.78% of the net charge-offs during the first half of 2000. Heartland's loan review area continues in the process of familiarizing itself with FNB's market and loan portfolio.

SECURITIES

The primary objective of the securities portfolio continues to be to provide Heartland's bank subsidiaries with a source of liquidity given their high loan-to-deposit ratios. Securities represented 15.63% of total assets at June 30, 2000, as compared to 17.87% at December 31, 1999. A reduction in the amount of securities held in Heartland's portfolio has continued into the first half of 2000 as growth in the loan portfolio continued to outpace deposit growth.

The composition of the portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. The U.S. Treasury securities held in the portfolio at June 30, 2000, were a result of the FNB acquisition. Except for the U.S. Treasury securities, the composition of the portfolio had not changed significantly since year-end 1999. The table below presents the composition of the securities portfolio by major category as of June 30, 2000, and December 31, 1999.

SECURITIES PORTFOLIO (Dollars in thousands)

                                   June 30,        December 31,
                                    2000               1999
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
U.S. Treasury securities    $  5,975    2.77%  $      -       -%
U.S. government agencies      96,001   44.58     90,536   42.79
Mortgage-backed securities    62,672   29.10     75,637   35.75
States and political
  subdivisions                30,952   14.37     25,904   12.24
Other securities              19,772    9.18     19,500    9.22
                            --------  -------  --------  -------
Total securities            $215,372  100.00%  $211,577  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $133.891 million or 16.96% during the first six months of 2000. The FNB acquisition comprised $97.533 million or 72.85% of this increase. Exclusive of the FNB acquisition, demand deposits grew $15.503 million or 13.44% during the first six months of 2000 and certificates of deposit grew $40.208 million or 9.79%. During this same period, savings deposits experienced a decline of $16.136 million or 4.39%, exclusive of the FNB acquisition. Growth in demand deposits was primarily attributable to efforts at Heartland's de novo community banks, RCB in Rockford, Illinois and NMB in Albuquerque, New Mexico. As interest rates have risen over the past year, deposit customers have shown a renewed interest in certificate of deposit products and a diminished interest in the savings products.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the six month period ended June 30, 2000, the amount of short-term borrowings increased $46.194 million or 34.92%. The repurchase agreement balances at FNB were responsible for $11.841 million or 25.63% of this change. Also, Heartland utilized additional short-term borrowings as loan growth outpaced deposit growth during the first half of 2000.

Other borrowings increased $9.701 million or 12.66% during the first six months of 2000. The majority of this increase resulted from additional long-term FHLB advances utilized to fund a portion of the growth in loans. Long-term FHLB advances totaled $25.607 million on June 30, 2000, with a weighted average remaining term of 4 years and a weighted average rate of 6.45%.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                   June 30,        December 31,
                                     2000              1999
                                Amount   Ratio     Amount Ratio
                                ------   -----     ------ -----
Risk-Based Capital Ratios:(1)
 Tier 1 capital            $   97,239   8.62% $  101,664 10.56%
 Tier 1 capital minimum
   requirement                 45,109   4.00%     38,517  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   52,130   4.62% $   63,147  6.56%
                           ==========  ====== ========== ======

 Total capital             $  110,151   9.77% $  112,508 11.68%
 Total capital minimum
   requirement                 90,219   8.00%     77,035  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   20,058   1.78% $   35,473  3.68%
                           ==========  ====== ========== ======
Total risk-adjusted assets $1,127,736         $  962,933
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $   97,239   7.29% $  101,664  8.85%
 Tier 1 capital minimum
   requirement(3)              53,363   4.00%     45,965  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   43,876   3.29% $   55,699  4.85%
                           ==========  ====== ========== ======
Average adjusted assets
  (less goodwill)          $1,334,070         $1,149,147
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


Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of WCB in March of 1997, remaining cash payments to previous stockholders total $584 thousand in 2001, plus interest at rates of 7.00% to 7.50%. As part of the July, 1998 acquisition and merger of Lease Associates Group into ULTEA, Inc., Heartland's vehicle leasing and fleet management company, there are two equal remaining cash payments to the previous principal stockholder of $643 thousand in 2000 and 2001, plus interest at 7.50%.

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

In June, Heartland began offering a portion of its shares of NMB's common stock to interested investors. As of June 30, 2000, a total of 295 shares had been sold. Heartland will not allow its ownership in NMB to fall below 80% and all minority stockholders must enter into a stock transfer agreement before shares will be issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003.

Heartland's term loan with an unaffiliated bank is payable quarterly in $1 million installments beginning March 31, 2000, with the final payment of $10 million payable on December 31, 2003.

In October of 1999, Heartland completed an offering of $25 million of 9.60% cumulative capital securities. All of the securities qualified as Tier 1 capital for regulatory purposes as of June 30, 2000. Subsequent acquisitions accounted for under the purchase method of accounting could cause a portion of these securities to not qualify as Tier 1 capital, as regulations do not allow the amount of these securities included in Tier 1 capital to exceed 25% of total Tier 1 capital.

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

RECENT DEVELOPMENTS

Current president and chief executive officer, Lynn B. Fuller, was elected to serve as chairman of the board at Heartland's regular board meeting held in July, 2000. After many years of dedicated service, former chairman Lynn S. Fuller retired from Heartland's board of directors this July. Mr. Fuller will continue to serve as vice chairman on the board of directors of Dubuque Bank and Trust Company, Heartland's flagship bank headquartered in Dubuque, Iowa. Filling Mr. Fuller's unexpired term on Heartland's board of directors is James F. Conlan, a partner with the international law firm of Sidley & Austin of Chicago, Illinois.

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

Net cash outflows from investing activities decreased $21.373 million during the first six months of 2000 compared to the same period in 1999. The FNB acquisition was responsible for 87.04% of this change as it provided net cash and cash equivalents of $18.603 million during the first half of 2000. The net increase in loans and leases was $92.792 million during the first six months of 2000 compared to $101.001 million during the same period in 1999, an $8.209 million change. During the first six months of 2000, proceeds from the sale and maturity of securities decreased $15.007 million compared to the same period in 1999. Likewise, the purchases of securities decreased $4.545 million for the periods under comparison.

Financing activities provided net cash of $75.155 million during the first six months of 2000 compared to $73.463 million during the same period in 1999. A net increase in deposit accounts provided cash of $39.575 million during the first six months of 2000 compared to $12.037 million during the same period in 1999. The other category reflecting the most significant change during the periods under comparison was short-term borrowings which provided cash of $31.861 million in 2000 and $57.477 million in 1999.

Total cash inflows from operating activities decreased $843 thousand for the first six months of 2000 compared to the same period in 1999. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreement, as of June 30, 2000, provided an additional borrowing capacity of $1.700 million.
This agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio, maximum funded debt to total equity capital ratio, and requires that each of the bank subsidiaries remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2000, Heartland was substantially in compliance with the covenants contained in this credit agreement.

Recent Regulatory Developments

The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries", in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing
the privacy provisions of the Act.   In addition, the Federal
Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on Heartland. As of the date of this filing, Heartland had not applied for or received approval to operate as a financial holding company. In addition, Heartland's subsidiary banks have not applied for or received approval to establish financial subsidiaries.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 17, 2000. At the meeting, Lynn B. Fuller and Gregory R. Miller were elected to serve as Class I directors (term expires in 2003). Continuing as Class II directors (term expires in 2001) are Mark
C. Falb, James A. Schmid and Robert Woodward. Continuing as Class III directors (term expires in 2002) are Lynn S. Fuller and Evangeline K. Jansen. Lynn S. Fuller retired from the board in July, 2000 and was replaced by James F. Conlan. The stockholders also approved the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2000.

There were 9,627,465 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:

                                           For      Withheld
                                           ---      --------
Election of Directors

Lynn B. Fuller                          8,484,433     44,802
Gregory R. Miller                       8,484,233     45,002

                                                     Broker
                          For    Against   Abstain   Non-Votes
                          ---    -------   -------   ---------

Appointment of KPMG
 LLP                  8,511,603  15,646     1,986      68,043

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

                                   Dated:  August 14, 2000