Form 10-Q
period 2000-09-30
HEARTLAND FINANCIAL USA INC
filed 2000-11-13
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30,2000
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 13, 2000, the Registrant had outstanding 9,615,410 shares of common stock, $1.00 par value per share.

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


          Form 10-Q Signature Page

                  HEARTLAND FINANCIAL USA, INC.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share data)


                                           9/30/00    12/31/99
                                         (Unaudited)
                                         ----------- ----------
ASSETS
Cash and due from banks                  $   36,362  $   34,078
Federal funds sold                           11,475       1,875
                                         ----------- -----------
Cash and cash equivalents                    47,837      35,953
Time deposits in other
 financial institutions                       4,879       6,084
Securities:
 Available for sale-at market
  (cost of $217,409 for 2000 and
  $211,782 for 1999)                        216,225     209,381
 Held to maturity-at cost
  (approximate market value of $2,163
  for 2000 and $2,264 for 1999)               2,112       2,196
Loans and leases:
 Held for sale                               17,179      16,636
 Held to maturity                         1,017,898     818,510
Allowance for loan and
 lease losses                               (13,540)    (10,844)
                                         ----------- -----------
Loans and leases, net                     1,021,537     824,302
Assets under operating leases                34,504      35,495
Premises, furniture and equipment, net       29,895      26,995
Goodwill and core deposit intangible, net    21,113      13,997
Other real estate, net                          649         585
Other assets                                 35,308      29,159
                                         ----------- -----------
TOTAL ASSETS                             $1,414,059  $1,184,147
                                         =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                  $  154,334  $   91,391
 Savings                                    370,004     367,413
 Time                                       529,444     410,855
                                         ----------- -----------
Total deposits                            1,053,782     869,659
Short-term borrowings                       172,830     132,300
Accrued expenses and other liabilities       22,663      18,958
Other borrowings                             72,639      76,657
                                         ----------- -----------
TOTAL LIABILITIES                         1,321,914   1,097,574
                                         ----------- -----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share;
 authorized, 200,000 shares)                      -           -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares; issued,
 9,905,783 shares at September 30, 2000,
 and 9,707,252 at December 31, 1999)          9,906       9,707
Capital surplus                              18,819      15,339
Retained earnings                            69,362      65,132
Accumulated other comprehensive loss           (761)     (1,511)
Treasury stock at cost
 (290,373 and 120,478 shares at
 September 30, 2000, and December 31,
 1999, respectively)                         (5,181)     (2,094)
                                         ----------- -----------
TOTAL STOCKHOLDERS' EQUITY                   92,145      86,573
                                         ----------- -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $1,414,059  $1,184,147
                                         =========== ===========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Nine Months Ended
                          9/30/00   9/30/99    9/30/00   9/30/99
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 23,286  $ 16,189   $ 65,431  $ 43,215
Interest on securities:
 Taxable                    2,895     2,695      8,952     8,519
 Nontaxable                   462       307      1,349       905
Interest on federal
 funds sold                   283       138        431       217
Interest on interest
 bearing deposits in
 other financial
 institutions                 104       137        286       349
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      27,030    19,466     76,449    53,205
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits       11,108     7,978     31,001    22,475
Interest on short-term
 borrowings                 2,774     1,721      7,465     4,025
Interest on other
 borrowings                 1,750       907      4,736     2,662
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE     15,632    10,606     43,202    29,162
                         --------  --------   --------  --------
NET INTEREST INCOME        11,398     8,860     33,247    24,043
Provision for loan and
 lease losses                 779       680      2,605     1,976
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN AND LEASE LOSSES     10,619     8,180     30,642    22,067
                         --------  --------   --------  --------
OTHER INCOME:
Service charges and fees    1,433     1,054      3,904     2,822
Trust fees                    761       736      2,268     1,961
Brokerage commissions         160       183        651       431
Insurance commissions         197       231        583       628
Securities gains, net         203        45        435       762
Gains on sale of loans        182       171        326       921
Rental income on
 operating leases           3,736     3,695     11,090    10,993
Impairment loss on
 equity securities            (11)        -       (244)        -
Other                         271       243        784       664
                         --------  --------   --------  --------
TOTAL OTHER INCOME          6,932     6,358     19,797    19,182
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   6,016     5,006     17,949    13,920
Occupancy                     738       603      2,221     1,533
Furniture and equipment       755       616      2,213     1,709
Outside services              643       608      1,983     1,612
FDIC deposit insurance
 assessment                    53        32        181        93
Advertising                   382       405      1,168     1,054
Depreciation on equipment
 under operating leases     2,807     2,755      8,315     8,078
Goodwill and core deposit
 intangible amortization      453       192      1,360       316
Other operating expenses    1,876     1,585      5,319     4,202
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES       13,723    11,802     40,709    32,517
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      3,828     2,736      9,730     8,732
Income taxes                1,231       731      2,900     2,515
                         --------  --------   --------  --------
NET INCOME               $  2,597  $  2,005   $  6,830  $  6,217
                         ========  ========   ========  ========
EARNINGS PER COMMON
 SHARE-BASIC             $   0.27  $   0.21   $   0.71  $   0.65
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.27  $   0.20   $   0.70  $   0.64
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.09  $   0.09   $   0.27  $   0.25

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------
Balance at January 1, 1999         $ 9,707   $14,984   $60,154
Net Income-First nine months
  1999                                   -         -     6,217
Unrealized loss on securities
 available for sale                      -         -         -
Reclassification adjustment for
 gains realized in net income            -         -         -
Income taxes                             -         -         -
Comprehensive income
Cash dividends declared:
 Common, $.25 per share                  -         -    (2,385)
Purchase of 29,375 shares
 of common stock for treasury            -         -         -
Sale of 79,079 shares
 of common stock                         -       297         -
                                   -------   -------   -------
Balance at September 30, 1999      $ 9,707   $15,281   $63,986
                                   =======   =======   =======

Balance at January 1, 2000         $ 9,707   $15,339   $65,132
Net Income-First nine months
 2000                                    -         -     6,830
Unrealized loss on securities
 available for sale                      -         -         -
Reclassification adjustment for
 gains realized in net income            -         -         -
Income taxes                             -         -         -
Comprehensive income
Cash dividends declared:
 Common, $.27 per share                  -         -    (2,600)
Issuance of 319,010 shares of
 common stock                          199     3,480         -
Purchase of 290,374 shares
 of common stock for treasury            -         -         -
                                   -------   -------   -------
Balance at June 30, 2000           $ 9,906   $18,819   $69,362
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income(Loss)    Stock     Total
                              -------------  --------   -----
Balance at January 1, 1999         $ 2,107   $(2,682)  $84,270
Net Income-First nine months
  1999                                   -         -     6,217
Unrealized loss on securities
 available for sale                 (3,981)        -    (3,981)
Reclassification adjustment for
 gains realized in net income         (717)        -      (717)
Income taxes                         1,597         -     1,597
                                                       -------
Comprehensive income                                     3,116
Cash dividends declared:
 Common, $.25 per share                  -         -    (2,385)
Purchase of 29,375 shares
 of common stock for treasury            -      (547)     (547)
Sale of 79,079 shares
 of common stock                         -     1,166     1,463
                                   -------   -------   -------
Balance at September 30, 1999      $  (994)  $(2,063)  $85,917
                                   =======   =======   =======

Balance at January 1, 2000         $(1,511)  $(2,094)  $86,573
Net Income-First nine months
 2000                                    -         -     6,830
Unrealized loss on securities
 available for sale                  1,571         -     1,571
Reclassification adjustment for
 gains realized in net income         (435)        -      (435)
Income taxes                          (386)        -      (386)
                                                       -------
Comprehensive income                                     7,580
Cash dividends declared:
 Common, $.27 per share                  -         -    (2,600)
Issuance of 319,010 shares of
 common stock                            -     2,094     5,773
Purchase of 290,374 shares
 of common stock for treasury            -    (5,181)   (5,181)
                                   -------   -------   -------
Balance at September 30, 2000      $  (761)  $(5,181)  $92,145
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Nine Months Ended
                                         9/30/00       9/30/99
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  6,830       $  6,217
Adjustments to reconcile net income to
 net cash provided by
 operating activities:
 Depreciation and amortization            12,053         10,336
 Provision for loan and lease
  losses                                   2,605          1,976
 Provision for deferred income taxes          54           (128)
 Net amortization/(accretion) of
  premium/(discount) on investment
  securities                                 (21)         1,260
 Securities gains, net                      (435)          (762)
 Loans originated for sale               (27,342)       (70,219)
 Proceeds on sales of loans               22,783         64,694
 Net gain on sales of loans                 (326)          (921)
 Increase in accrued interest
  receivable                              (4,262)        (1,482)
 Increase (decrease) in accrued
  payable                                  1,246            (44)
 Loss on impairment of equity security       244              -
 Other, net                                  983         (3,425)
                                        ---------      ---------
NET CASH PROVIDED FROM OPERATING
 ACTIVITIES                               14,412          7,502
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                   (600)           (24)
Proceeds on maturities of time
 deposits                                  1,805              -
Proceeds from the sale of securities
 available for sale                       33,723         13,538
Proceeds from the maturity of and
 principal paydowns on securities
 held to maturity                          3,065             85
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                       38,869         86,033
Purchase of securities available
 for sale                                (64,184)       (66,089)
Net increase in loans and leases        (127,996)      (159,098)
Increase in assets under operating
 leases                                   (9,306)        (8,897)
Net cash and cash equivalents received
 in acquisition of subsidiary             18,603         43,682
Net cash and cash equivalents received
 in acquisition of trust assets                -           (528)
Capital expenditures                      (2,441)        (6,177)
Proceeds on sale of fixed assets               -             13
Proceeds on sale of OREO and other
 repossessed assets                          474            463
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES   (107,988)       (96,999)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and
 savings accounts                          7,650         32,008
Net increase in time deposit accounts     82,157          1,222
Proceeds from other borrowings            15,457          7,014
Repayment on other borrowings            (19,000)             -
Net increase in short-term borrowings     26,197         48,808
Purchase of treasury stock                (5,181)          (547)
Proceeds from sale of treasury stock           -          1,463
Proceeds from the sale of minority
 interest                                    780             57
Dividends                                 (2,600)        (2,385)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              105,460         87,640
                                        ---------      ---------
Net increase (decrease) in cash
 and cash equivalents                     11,884         (1,857)
Cash and cash equivalents at
 beginning of year                        35,953         42,831
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 47,837       $ 40,974
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  2,662       $  2,563
                                        =========      =========
 Cash paid for interest                 $ 41,956       $ 29,206
                                        =========      =========
Acquisitions:
 Assets acquired                        $119,837       $ 40,472
                                        =========      =========
 Cash paid for purchase of stock        $(14,364)      $      -
 Cash acquired                            32,967         43,682
                                        ---------      ---------
 Net cash received in acquisitions      $ 18,603       $ 43,682
                                        =========      =========
Noncash investing and financing
 activities:
 Notes issued in acquisitions           $  3,820       $      -
                                        =========      =========
 Common stock issued in acquisitions    $  5,773       $      -
                                        =========      =========
Other borrowings transferred to
 short-term borrowings                  $  3,439       $  8,595
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

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended September 30, 2000, are not necessarily indicative of the results expected for the year ending December 31, 2000.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended September 30, 2000 and 1999, are shown in the tables below:

                                             Three Months Ended
                                             9/30/00    9/30/99
                                             -------    -------
Net Income                                   $ 2,597    $ 2,005
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,620      9,588
Assumed incremental common shares issued
 upon exercise of stock options (000's)          126        207
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,746      9,795
                                             =======    =======

                                              Nine Months Ended
                                             9/30/00    9/30/99
                                             -------    -------
Net Income                                   $ 6,830    $ 6,217
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,632      9,547
Assumed incremental common shares issued
 upon exercise of stock options (000's)          137        196
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,769      9,743
                                             =======    =======

NOTE 2.  ACQUISITIONS

On January 1, 2000, the Company completed its acquisition of National Bancshares, Inc. ("NBI"), the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. FNB has four locations in the New Mexico communities of Clovis and Melrose, with $120,113 in assets and $97,533 in deposits at December 31, 1999. The total purchase price for NBI was $23,103, of which $5,773 was paid in common stock of the Company to NBI's Employee Stock Ownership Plan (the "ESOP") and $3,820 in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4,619 for 255,180 of the 319,009 shares of the Company's common stock originally issued to them. The Company merged FNB into its New Mexico bank subsidiary, New Mexico Bank & Trust ("NMB") immediately after the closing of the NBI acquisition. As a result of this affiliate bank merger, the Company's ownership in NMB increased from its initial 80% to approximately 88%. The acquisition of NBI has been accounted for as a purchase; accordingly, the results of operations of FNB are included in the consolidated financial statements from the acquisition date. The resultant acquired deposit base intangible and goodwill of approximately $8,473 will be amortized over a period of 10 to 25 years. The pro forma effect of the acquisition was not material to the consolidated financial statements.

NOTE 3.  OTHER BORROWINGS

On September 28, 2000, the Company entered into a credit agreement with two unaffiliated banks to replace an existing term credit line as well as to increase availability under the revolving credit lines. Under the new unsecured revolving credit lines, the Company may borrow up to $50,000 at any one time. At September 30, 2000, $41,000 was outstanding on the revolving credit lines with the total classified as short-term borrowings. The additional $10,000 credit line was established primarily to provide additional working capital to the nonbanking subsidiaries and to meet general corporate commitments. Under the terms of this agreement, the Company must maintain a minimum return on average assets, maximum nonperforming assets to total loans ratio and maximum funded debt to total equity capital ratio. In addition, the Company and each of its banking subsidiaries must remain well capitalized.

NOTE 4.  EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date for implementation of FAS No. 133 to no later than January 1, 2001, for the Company's financial statements. Management will implement the FAS No. 133 when effective and believes the adoption will not have a material impact on the Company's consolidated financial statements.

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

GENERAL

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges, fees and gains on loans, rental income on operating leases and trust income, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases, provision for loan and lease losses and amortization of merger-related intangibles.

Over the past two years, significant resources have been invested into the expansion of Heartland's franchise. The third quarter results are an excellent validation of Heartland's community banking approach. Earnings increased $592 thousand or 30% for the third quarter of 2000. Net income totaled $2.6 million, or $.27 on a basic per common share basis, for the third quarter of 2000 compared to $2.0 million, or $.21 on a basic per common share basis, during the same quarter in 1999. Return on common equity was 11.44%, and return on assets was .74% for the third quarter of 2000. For the same period in 1999, return on equity was 9.23% and return on assets was .73%.

Exclusive of amortization of merger-related intangibles, earnings during the third quarter of 2000 increased $758 thousand or 34% over the same quarter of 1999. Basic earnings per share, exclusive of this same amortization expense, increased to $.31 from the $.23 recorded during the same quarter of 1999.

For the nine month period ended on September 30, 2000, earnings increased $613 thousand or nearly 10% when compared to the same period in 1999. Basic earnings per share grew to $.71 from the $.65 recorded during 1999. Return on common equity was 10.30% and return on assets was .68% for the first nine months of 2000, compared to 9.75% and .82%, respectively, for the same period in 1999. Exclusive of the amortization on merger-related intangibles, earnings increased $1.4 million or 21% for the periods under comparison. Basic earnings per share, exclusive of this same amortization expense, increased to $.82 in 2000 from $.68 in 1999.

Total assets reached $1.4 billion at September 30, 2000, an increase of 19% since December 31, 1999. Loans and leases grew to $1.0 billion and deposits reached $1.1 billion at the end of the quarter, an increase of 24% and 21%, respectively, since December 31, 1999. Of these increases, $120.1 million in total assets, $67.6 million in total loans and $97.5 million in total deposits were attributable to an increase in Heartland's New Mexico operations through the acquisition of the First National Bank of Clovis ("FNB"), which was completed on January 1 of this year. By the end of the year, Heartland anticipates becoming the largest bank holding company headquartered in the state of Iowa as merger activity occurs across the state.

NET INTEREST INCOME

Net interest margin expressed as a percentage of average earning assets increased to 3.75% during the third quarter of 2000 compared to 3.69% for the same quarter in 1999. A shift in the composition of the balance sheet contributed to this improvement as the percentage of loans to total assets increased from 70% to 73% and the percentage of demand deposits to total deposits increased from 11% to 15% for the twelve-month period ended on September 30, 2000. Rather than purchases of securities, management has continued to emphasize investments in higher-yielding loans and has increased marketing efforts to attract additional non-interest bearing demand deposits.

In dollars, net interest income on a tax-equivalent basis rose by $2.6 million or 29% for the quarters under comparison and $9.4 million or 38% for the nine months under comparison. For the three and nine month periods ended September 30, 2000, tax-equivalent interest income increased $7.6 million or 39% and $23.5 million or 44%, respectively, when compared to the same periods in 1999. These increases were primarily attributable to the growth in loans.

Net interest income was further enhanced as Heartland was able to keep the increase in interest expense below the growth in interest income. For the three and nine month periods ended September 30, 2000, interest expense increased $5.0 million or 47% and $14.0 million or 48%, respectively, when compared to the same periods in 1999. These increases were primarily attributable to the rise in rates and growth in borrowings and deposits, which were used to fund the loan growth experienced.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses increased $99 thousand or 15% and $629 thousand or 32% for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. In part, these increases were recorded in response to the loan growth experienced and an increase in nonperforming loans and were made to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter, refer to the loans and provision for loan and lease losses section of this report.

OTHER INCOME

Other income increased $574 thousand or 9% during the quarter ended on September 30, 2000, compared to the same period in 1999. Securities gains and service charges were the major contributors to this increase. On a year-to-date comparative basis, other income experienced an increase of $615 thousand or 3%. This change was partially the result of an impairment loss on equity securities recorded during the second quarter of 2000. Also experiencing a decline during the year-to-date period under comparison was securities gains and gains on sale of loans.

The impairment loss on equity securities totaled $244 thousand at the end of the third quarter of 2000, the majority of which was recorded during the second quarter. This loss resulted from the announcement that Safety Kleen Corp. had filed bankruptcy under chapter 11. Heartland's investment subsidiary held 20,000 shares of Safety Kleen's common stock in its equity portfolio. The carrying value of this stock on Heartland's balance sheet as of September 30, 2000, was $4 thousand.

Securities gains for the third quarter of 2000 were $158 thousand or 351% above the amount recorded during the third quarter of 1999. On a year-to-date comparison, securities gains decreased
$327 thousand or 43%.

Gains on sale of loans decreased by $595 thousand or 65% for the nine month period under comparison. The volume of mortgage loans sold into the secondary market during the first half of 2000 was significantly below those sold during the same period in 1999.
As rates moved upward, customers frequently elected to take three- and five-year adjustable rate mortgage loans, which Heartland elected to retain in its loan portfolio. During the third quarter of 2000, customers began to again elect fifteen- and thirty-year mortgage loans, which Heartland usually sells into the secondary market.

A large portion of the decrease in securities gains and gains on sale of loans was offset by an increase in the amount of service charges and fees collected during the year-to-date period under comparison. Emphasis during the past several years on enhancing revenues from services provided to customers has resulted in significant growth in service charges, trust fees and brokerage commissions. In total, these fees grew by $1.6 million or 31% during the nine month period under comparison. Service charges and fees increased $1.1 million or 38%, trust fees increased $307 thousand or 16% and brokerage commissions increased $220 thousand or 51%.

OTHER EXPENSE

During the third quarter of 2000, Heartland was able to hold the increase in other expense to $1.9 million or 16% when compared to the same quarter of 1999. For the first nine months of 2000, other expense grew $8.2 million or 25% when compared to the same period in 1999.

The following expansion efforts have contributed significantly to the growth in other expense:

- New Mexico Bank and Trust ("NMB"), Heartland's de novo bank subsidiary established in Albuquerque, New Mexico in May of 1998, opened three additional branches during the second and third quarters of 1999. On January 1, 2000, the acquisition and subsequent merger of FNB into NMB was completed, which nearly doubled NMB's asset size. At the end of the quarter, NMB's total assets had reached $247 million.

- During 1999, Wisconsin Community Bank ("WCB") opened offices in Sheboygan, Green Bay and Eau Claire, Wisconsin and acquired Bank One's Monroe branch in July. As of the end of the third quarter of 2000, total assets at this entity had grown to $196 million from $175 million at September 30, 1999, and $54 million at December 31, 1998.

- Riverside Community Bank ("RCB") opened its first branch location in July of 1999 and its second branch location this March in Rockford, Illinois. By September 30, 2000, total assets at RCB had grown to $93 million compared to $69 million just one year earlier.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.0 million or 20% for the quarter under comparison. On a year-to-date basis, salaries and employee benefits grew $4.0 million or 29%. These increases were primarily attributable to the expansion efforts and to normal merit increases. The number of full-time equivalent employees increased from 476 at September 30, 1999, to 546 at September 30, 2000.

As a result of the acquisitions made during the past year, goodwill and core deposit intangible amortization has increased substantially. This amortization of merger-related intangibles increased $261 thousand or 136% for the quarter under comparison and $1.0 million or 330% for the nine month period under comparison.

Other expenses increased $291 thousand or 18% for the quarter under comparison and $1.1 million or 27% for the nine month period under comparison due primarily to the expansion efforts underway. Some of the expenses included within this category that experienced growth during 2000 as a result of the expansion efforts were postage, supplies, telephone charges and fees relating to the processing of credit cards for merchants.

INCOME TAX EXPENSE

Corresponding to the growth in earnings, income tax expense for the third quarter of 2000 increased $500 thousand or 68% when compared to the same period in 1999. On a nine month comparative basis, income tax expense increased $385 thousand or 15%. Heartland's effective tax rate increased to 32.2% during the third quarter of 2000 compared to 26.7% for the third quarter of 1999. For the nine month periods ended September 30, 2000 and 1999, the effective tax rate was 29.8% and 28.8%, respectively. These increases were, in part, a result of the amount of additional merger-related amortization expense recorded during 2000 that is not deductible for federal income tax purposes.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Commercial and commercial real estate loans made up $93.2 million or 47% of the $199.9 million increase in Heartland's loan portfolio during the first nine months of 2000. The acquisition of FNB was responsible for $26.4 million or 28% of this growth. The remaining $66.8 million change in commercial loans outstanding was primarily the result of aggressive calling efforts. The other loan category to experience significant growth, agricultural loans outstanding, grew $46.0 million or 50%, since December 31, 1999. The FNB acquisition was responsible for $33.0 million or 72% of the agricultural loan growth as nearly half of FNB's loans are in the agricultural sector.

The table below presents the composition of Heartland's loan portfolio as of September 30, 2000, and December 31, 1999.

LOAN PORTFOLIO (Dollars in thousands)

                               September 30,       December 31,
                                   2000                1999
                            Amount    Percent     Amount Percent
                            ------    -------     ------ -------
Commercial and commercial
 real estate              $  542,231   52.19%  $448,991   53.53%
Residential mortgage         214,989   20.70    180,347   21.50
Agricultural and
 agricultural real estate    138,942   13.37     92,936   11.08
Consumer                     126,985   12.22    103,608   12.35
Lease financing, net          15,738    1.52     12,886    1.54
                          ----------  -------  --------  -------
Gross loans and leases     1,038,885  100.00%   838,768  100.00%
                                      =======            =======
Unearned discount             (3,303)            (3,169)
Deferred loan fees              (505)              (453)
                          ----------           --------
Total loans and leases     1,035,077            835,146
Allowance for loan and
 lease losses                (13,540)           (10,844)
                         -----------          ---------
Loans and leases, net     $1,021,537           $824,302
                         ===========          =========

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the board of directors. Factors considered by Heartland's loan review committee included the following: i) a continued increase in higher-risk consumer and more-complex commercial loans as compared to relatively lower-risk residential real estate loans;
ii) the entrance into new markets in which Heartland had little or no previous lending experience; iii) an increase in nonperforming loans and iv) uncertainties within the agricultural markets. There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2000. The allowance for loan and lease losses increased by $2.7 million or 25% during the first nine months of 2000, primarily as a result of the FNB acquisition which accounted for $1.1 million or 41% of this change. The remaining growth occurred, in part, as a result of the expansion of the loan portfolio. The allowance for loan and lease losses at September 30, 2000, was 1.31% of loans and 300% of nonperforming loans, compared to 1.30% of loans and 657% of nonperforming loans at year-end 1999.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, increased to .44% of total loans and leases at September 30, 2000, compared to .20% of total loans and leases at December 31, 1999. The $2.8 million increase in nonperforming loans was primarily the result of a few large agricultural customers in the Clovis, New Mexico market.

During the first nine months of 2000, Heartland recorded net charge offs of $1.0 million compared to $180 thousand for the same period in 1999. The FNB acquisition was responsible for $614 thousand or 61% of the net charge-offs during the first nine months of 2000. Heartland's loan review area continues in the process of familiarizing itself with FNB's market and loan portfolio.

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 15% of total assets at September 30, 2000, as compared to 18% at December 31, 1999. The U.S. Treasury securities held in the portfolio at September 30, 2000, were a result of the FNB acquisition. The table below presents the composition of the securities portfolio by major category as of September 30, 2000, and December 31, 1999.

SECURITIES PORTFOLIO (Dollars in thousands)

                                September 30,      December 31,
                                    2000               1999
                             Amount   Percent   Amount   Percent
                             ------   -------   ------   -------
U.S. Treasury securities    $  4,997    2.29%  $      -       -%
U.S. government agencies     103,769   47.53     90,536   42.79
Mortgage-backed securities    55,919   25.61     75,637   35.75
States and political
  subdivisions                32,761   15.00     25,904   12.24
Other securities              20,891    9.57     19,500    9.22
                            --------  -------  --------  -------
Total securities            $218,337  100.00%  $211,577  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $184.1 million or 21% during the first nine months of 2000. The FNB acquisition comprised $97.5 million or 53% of this increase. Exclusive of the FNB acquisition, demand deposits grew $42.7 million or 47% during the first nine months of 2000 and certificates of deposit grew $79.4 million or 19%. During this same period, savings deposits experienced a decline of $35.5 million or 10%, exclusive of the FNB acquisition. Growth in demand deposits was primarily attributable to efforts at NMB in Albuquerque, New Mexico, Heartland's most recent de novo community bank. The change in savings and certificate of deposit accounts occurred as interest rates rose over the past year and deposit customers became more interested in certificate of deposit products and less interested in savings products.

On September 28, 2000, Heartland entered into a credit agreement with two unaffiliated banks to replace an existing term credit line as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $50.0 million at any one time. At September 30, 2000, $41.0 million was outstanding on the revolving credit lines with the total classified as short-term borrowings. The additional $10.0 million credit line was established primarily to provide additional working capital to the nonbanking subsidiaries and to meet general corporate commitments.

In addition to outstanding debt on the revolving credit lines, short-term borrowings also included federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These additional funding alternatives are utilized in varying degrees by the bank subsidiaries depending on pricing and availability. Over the nine month period ended September 30, 2000, the amount of short-term borrowings increased $40.5 million or 31%, primarily as a result of the restructuring of Heartland's debt from a term note to a revolving credit line.

Other borrowings decreased $4.0 million or 5% during the first nine months of 2000. The portion of the $23.0 million payoff on the term note that was classified as other borrowings was $19.0 million. This reduction in other borrowings was offset by the $14.0 million in additional long-term FHLB advances at the bank subsidiaries to fund a portion of the loan growth experienced. Long-term FHLB advances totaled $30.1 million on September 30, 2000, with a weighted average remaining term of 3.3 years and a weighted average rate of 6.54%.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                 September 30,     December 31,
                                     2000              1999
                                Amount   Ratio    Amount   Ratio
                                ------   -----    ------   -----
Risk-Based Capital Ratios:(1)
 Tier 1 capital              $   99,779   8.68%  $  101,664 10.56%
 Tier 1 capital minimum
   requirement                   45,990   4.00%      38,517  4.00%
                             ----------  ------  ---------- ------

 Excess                      $   53,789   4.68%  $   63,147  6.56%
                             ==========  ======  ========== ======

 Total capital               $  113,318   9.86%  $  112,508 11.68%
 Total capital minimum
   requirement                   91,980   8.00%      77,035  8.00%
                             ----------  ------  ---------- ------
 Excess                      $   21,338   1.86%  $   35,473  3.68%
                             ==========  ======  ========== ======
Total risk-adjusted assets   $1,149,753          $  962,933
                             ==========          ==========
Leverage Capital Ratios:(2)

 Tier 1 capital              $   99,779   7.27%  $  101,664  8.85%
 Tier 1 capital minimum
   requirement(3)                54,906   4.00%     45,965  4.00%
                             ----------  ------ ---------- ------
 Excess                      $   44,873   3.27% $   55,699  4.85%
                             ==========  ====== ========== ======
Average adjusted assets
  (less goodwill)            $1,372,660         $1,149,147
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


Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of WCB in March of 1997, remaining cash payments to previous stockholders total $584 thousand in 2001, plus interest at rates of 7.00% to 7.50%. As part of the July, 1998 acquisition and merger of Lease Associates Group into ULTEA, Inc., Heartland's vehicle leasing and fleet management company, there is one remaining cash payment to the previous principal stockholder of $643 thousand in 2001, plus interest at 7.50%.

This January, Heartland completed its acquisition of National Bancshares, Inc. ("NBI"), the one-bank holding company of FNB. The total purchase price for NBI was $23.1 million, of which $5.8 million was paid in common stock of Heartland to NBI's Employee Stock Ownership Plan (the "ESOP") and $3.8 million in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. The requisite cash payments under these notes payable total $855 thousand in 2001 and 2002, and $637 thousand in 2003 and 2004, plus interest. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4.6 million for 255,180 of the 319,009 shares of Heartland common stock originally issued to them. Immediately following the closing of the NBI acquisition, FNB was merged into NMB. As a result of this affiliate bank merger, Heartland's ownership in NMB increased to approximately 88%.

In June, Heartland began offering a portion of its shares of NMB's common stock to interested investors. As of September 30, 2000, a total of 600 shares had been sold. Heartland will not allow its ownership in NMB to fall below 80% and all minority stockholders must enter into a stock transfer agreement before shares will be issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003.

In October of 1999, Heartland completed an offering of $25 million of 9.60% cumulative capital securities. All of the securities qualified as Tier 1 capital for regulatory purposes as of September 30, 2000. Subsequent acquisitions accounted for under the purchase method of accounting could cause a portion of these securities to not qualify as Tier 1 capital, as regulations do not allow the amount of these securities included in Tier 1 capital to exceed 25% of total Tier 1 capital.

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. Future expenditures relating to these efforts are not estimable at this time.

OTHER DEVELOPMENTS

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

Net cash outflows from investing activities increased $11.0 million during the first nine months of 2000 compared to the same period in 1999. Acquisitions provided net cash and cash equivalents of $18.6 million during the first nine months of 2000 and $43.7 million during the same period in 1999, a decrease of $25.1 million. The net increase in loans and leases was $128.0 million during the first nine months of 2000 compared to $159.1 million during the same period in 1999, a $31.1 million change. During the first nine months of 2000, proceeds from the sale and maturity of securities decreased $24.0 million compared to the same period in 1999. Likewise, the purchases of securities decreased $1.9 million for the periods under comparison.

Financing activities provided net cash of $105.5 million during the first nine months of 2000 compared to $87.6 million during the same period in 1999. A net increase in deposit accounts provided cash of $89.8 million during the first nine months of 2000 compared to $33.2 million during the same period in 1999, a $56.6 million change. The other category reflecting the most significant change during the periods under comparison was short-term borrowings which provided cash of $26.2 million in 2000 and $48.8 million in 1999, a change of $22.6 million.

Total cash inflows from operating activities increased $6.9 million for the first nine months of 2000 compared to the same period in 1999. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreements, as of September 30, 2000, provided an additional borrowing capacity of $9.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2000, Heartland was in compliance with the covenants contained in this credit agreement.

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

Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of Heartland and its subsidiary banks and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on Heartland or its subsidiary banks. As of the date of this filing, Heartland has not applied for or received approval to operate as a financial holding company. In addition, Heartland's subsidiary banks have not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.

            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK


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

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
10.19     Second Amended and Restated Credit Agreement between
          Heartland Financial USA, Inc. and The Northern Trust
          Company dated September 28, 2000

10.20 See Exhibit 10.19 for substantially the same form of a Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated September 28, 2000, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million

27.1      Financial Data Schedule

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

                                   Dated:  November 13, 2000