Form 10-K
period 2000-12-31
HEARTLAND FINANCIAL USA INC
filed 2001-03-29
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2000

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The index to exhibits follows the signature page.

As of March 21, 2001, the Registrant had issued and outstanding 9,618,210 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2001, was $92,665,730.* Such figures include 733,786 shares of the Registrant's Common Stock held in a fiduciary capacity by the Trust Department of the Dubuque Bank & Trust Company, a wholly-owned subsidiary of the Registrant.

* Based on the last reported price of an actual transaction in Registrant's Common Stock on March 21, 2001, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of
Stockholders are incorporated by reference into Part III.

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

          Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

PART I.

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has five bank subsidiaries in the states of Iowa, Wisconsin, Illinois and New Mexico and one federal savings bank subsidiary in Iowa (collectively, the "Bank Subsidiaries"). All six Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). Dubuque Bank and Trust Company, Dubuque, Iowa, ("DB&T") is chartered under the laws of the State of Iowa and has two wholly-owned subsidiaries: DB&T Insurance, Inc. ("DB&T Insurance"), a multi-line insurance agency and DB&T Community Development Corp. ("DB&T Development"), majority owner of a senior housing project. Galena State Bank and Trust Company, Galena, Illinois, ("GSB") and Riverside Community Bank, Rockford, Illinois, ("RCB") are chartered under the laws of the State of Illinois. First Community Bank, FSB, Keokuk, Iowa, ("FCB") is a federal savings association organized under the laws of the United States. Wisconsin Community Bank, Cottage Grove, Wisconsin, ("WCB") is chartered under the laws of the State of Wisconsin and has one subsidiary, DBT Investment Corporation ("DBT Investment"), an investment management company. New Mexico Bank & Trust, Albuquerque, New Mexico, ("NMB") is chartered under the laws of the state of New Mexico. The Bank Subsidiaries operate 29 banking locations in Iowa, Illinois, Wisconsin and New Mexico. Heartland has four non-bank subsidiaries. Citizens Finance Co. ("Citizens") is a consumer finance company. ULTEA, Inc. ("ULTEA") is a fleet leasing company headquartered in Madison, Wisconsin. Keokuk Bancshares, Inc. ("Keokuk") is an investment management company. Heartland Capital Trust I is a special purpose trust subsidiary of Heartland formed for the purpose of the offering of cumulative capital securities in October, 1999. All of Heartland's subsidiaries are wholly-owned, except for NMB, of which Heartland was an 86% owner on December 31, 2000.

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

Operating Strategy

Heartland's primary operating strategy is to differentiate the company as a growing consortium of strong community banks through community involvement, active boards of directors, local presidents and local decision-making. As part of the operating strategy, all directors, officers and employees are encouraged to maintain a strong ownership interest in Heartland. As of December 31, 2000, these individuals owned approximately 47% of Heartland's outstanding common stock.

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

DB&T and WCB have also generated loans that are guaranteed by the U.S. Small Business Administration, and these entities have been certified as Preferred Lenders by the agency. Management believes that making these guaranteed loans helps its local communities as well as provides Heartland with a source of income and solid future lending relationships as such businesses grow and prosper. DB&T is also currently one of the state of Iowa's top lenders in the "Linked Investment for Tomorrow" program.
This state-sponsored program offers interest rate reductions to businesses opened by minorities and those in rural areas.

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

Agricultural Loans

Agricultural loans are emphasized by DB&T, WCB's Monroe banking center and NMB's Clovis banking offices due to their
concentration of customers in rural markets.   DB&T maintains its
status as one of the largest agricultural lenders in the state of Iowa. Agricultural loans remain balanced, however, in proportion to the rest of Heartland's loan portfolio, constituting approximately 13% of the total loan portfolio at December 31, 2000. In connection with their agricultural lending, all of the Bank Subsidiaries have remained close to their traditional geographic market areas. The majority of the outstanding agricultural operating and real estate loans are within 60 miles of their main or branch offices.

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

Real Estate Mortgage Loans

Mortgage lending has been a focal point of the Bank Subsidiaries as each of them continues to build real estate lending business. As interest rates rose during 1999 and the early months of 2000, residential mortgage outstandings grew as customers elected to take three-, five- and seven-year adjustable rate mortgage loans, which were retained in the loan portfolios. During prior years, the majority of home loans generated by the Bank Subsidiaries were sold to government agencies in the secondary mortgage market with servicing rights retained. Management believes that the retention of mortgage servicing provides the Bank Subsidiaries with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows each of the Bank Subsidiaries to continue to have regular contact with mortgage customers.

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

Consumer loan demand is also serviced through Citizens, which currently serves the consumer credit needs of over 5,000 customers in the three state area of Iowa, Illinois and Wisconsin from its Dubuque, Iowa, Madison and Appleton, Wisconsin, and Loves Park, Illinois offices. Citizens typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens loans as compared to other consumer loans.

Trust Departments

The trust departments for DB&T, GSB and FCB have been providing trust services to their respective communities for many years. Trust personnel from DB&T also work with RCB, WCB and NMB personnel to provide trust services to all Bank Subsidiaries. Currently, the Bank Subsidiaries have over $622 million of consolidated assets under management and provide a full complement of trust and investment services for individuals and corporations.

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

B.   MARKET AREAS

DB&T is located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois and Wisconsin. Based upon the results of the 2000 census, the city of Dubuque had a total population of approximately 58,000.

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

GSB is located in Galena, Illinois, which is less than five miles from the Mississippi River, approximately 20 miles east of Dubuque and 155 miles west of Chicago. GSB also has an office in Stockton, Illinois, and as such, services customers in Jo Daviess County, Illinois. Based on the 2000 census, the county had a population of approximately 22,000 people.

FCB's main office is in Keokuk, Iowa, which is located in the southeast corner of Iowa near the borders of Iowa, Missouri and Illinois. Due to its location, FCB serves customers in the tri-county region of Lee County, Iowa, Hancock County, Illinois and Clark County, Missouri. Lee, Hancock and Clark Counties have populations of approximately 38,000, 20,000 and 7,400, respectively. FCB has one branch office in Keokuk and another branch in the city of Carthage in Hancock County, Illinois. Keokuk is an industrial community with a population of approximately 11,000.

RCB is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County.
Based on the 2000 census, the county had a population of 278,000 and the city of Rockford had a population of 150,000.

WCB operates one office from its location in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. A branch office was opened in Middleton, a suburb of Madison, in February, 1998. According to the 2000 census, the county had a population of 427,000, and the village of Cottage Grove had a population of 3,800. Wisconsin Business Bank, a branch of WCB, opened three offices in Sheboygan, DePere and Eau Claire, Wisconsin during 1999. These three facilities are located in the northeastern Wisconsin counties of Sheboygan and Brown and the west central Wisconsin county of Eau Claire with populations of 113,000, 227,000 and 93,000, respectively, according to the 2000 census. WCB also acquired the Bank One Monroe Wisconsin banking center in July of 1999. The city of Monroe, which is approximately 50 miles southwest of Madison, is located in Green County in south central Wisconsin. According to the 2000 census, Monroe had a population of 11,000, and Green County had a population of 34,000.

NMB operates four offices within Albuquerque, New Mexico in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. NMB also operates two locations in the New Mexico communities of Clovis and Melrose, both located in Curry County. Clovis is located in east central New Mexico, approximately 220 miles from Albuquerque, 100 miles northwest of Lubbock, Texas and 105 miles southwest of Amarillo, Texas. Clovis had a population of approximately 33,000 according to the 2000 census, and Curry County had a population of 45,000.

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

D.  EMPLOYEES

At December 31, 2000, Heartland employed 541 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits and management considers its employee relations to be excellent.

E.  ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferring Statement 133's Effective Date, which defers the effective date for implementation of FAS 133 by one year, making FAS 133 effective no later than January 1, 2001 for Heartland's financial statements. In June 2000, the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS No. 133. Heartland implemented FAS 133 on January 1, 2001 and determined that there was no material impact on the consolidated financial statements as a result of the implementation.

In September 2000, the FASB issued FAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 are effective for the December 31, 2000, financial statements. The other provisions of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Heartland does not expect the impact of the revised provisions will have a material impact on the consolidated financial statements.

F.   SUPERVISION AND REGULATION (dollars in thousands)

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Iowa Superintendent of Banking (the "Iowa Superintendent"), the Illinois Commissioner of Banks and Real Estate (the "Illinois Commissioner"), the Division of Banking of the Wisconsin Department of Financial Institutions(the "Wisconsin DFI"), the New Mexico Financial Institutions Division (the "New Mexico Division"), the Office of Thrift Supervision (the "OTS"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

The BHCA also generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit Heartland to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, Heartland has not applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of an institution or holding company.

Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of Heartland's allowance for loan and lease losses.

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

As of December 31, 2000, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 9.90% and a leverage ratio of 7.25%.

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

During the year ended December 31, 2000, both BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, both
BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of Heartland is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank Subsidiaries.

FICO Assessments

Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments

All Iowa banks, Illinois banks, Wisconsin banks, New Mexico banks and federal savings associations are required to pay supervisory assessments to the Iowa Superintendent, the Illinois Commissioner, the Wisconsin DFI, the New Mexico Division and the OTS, respectively, to fund the operations of such agencies. In general, the amount of such supervisory assessments is based upon each institution's total assets. During the year ended December 31, 2000, the Bank Subsidiaries paid supervisory assessments totaling $183.

Capital Requirements

The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as DB&T, GSB, RCB, WCB and NMB: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--Heartland-- Capital Requirements").

Pursuant to the HOLA and OTS regulations, savings associations, such as FCB, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for savings associations assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. Core capital consists primarily of permanent stockholders' equity less: (i) intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships; and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of FCB's allowances for loan and leases losses.

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

During the year ended December 31, 2000, none of the Bank Subsidiaries was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements, as follows:

       Total Risk-Based     Leverage      Tangible
        Capital Ratio    Capital Ratio  Capital Ratio
       ----------------  -------------  -------------

DB&T         10.93%          7.94%           N/A
GSB          10.91%          7.51%           N/A
RCB          10.10%          7.26%           N/A
WCB          11.35%          8.39%           N/A
NMB          11.41%          8.75%           N/A
FCB          11.45%          7.70%           7.76%

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan;
(ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;
(ix) requiring the institution to divest certain subsidiaries;
(x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, each of the Bank Subsidiaries was well capitalized, as defined by applicable regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. Further, under applicable regulations of the OTS, the FCB may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the FCB's conversion from the mutual to the stock form of ownership in 1991. As of December 31, 2000, approximately $33,959 was available to be paid as dividends to Heartland by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Bank Subsidiaries if such payment is deemed to constitute an unsafe or unsound practice.

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

Branching Authority

Until June 30, 2004, Iowa banks, such as DB&T, have authority under Iowa law to establish up to three branches at any location in Iowa, subject to regulatory approval. Beginning July 1, 2004, Iowa banks may establish any number of branches at any location in Iowa, still subject to regulatory approval.

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

Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank Subsidiaries -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test, the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 2000, FCB qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

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

Eligible state banks are also authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, none of Heartland's state banks has applied for or received approval to establish any financial subsidiaries.

Qualified Thrift Lender Test

The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the prior liquidity requirements of the HOLA and OTS regulations (see "--The Bank Subsidiaries--Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 2000, FCB satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 72.54%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

Liquidity Requirements

In 2000, OTS regulations required each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either: (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter; or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement was changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS also required each savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deemed it necessary to ensure the safe and sound operation of the association. Penalties could have been imposed for failure to meet liquidity ratio requirements. As of December 31, 2000, FCB was in compliance with OTS liquidity requirements, with a liquidity ratio of 14.30%.

The OTS issued an interim final rule, effective March 15, 2001, eliminating the requirement that each savings association maintain an average daily balance of liquid assets of at least 4% of its liquidity base. The change was made to implement a recent change to the Home Owners' Loan Act. The rule would, nevertheless, require each savings association and service corporation to maintain sufficient liquidity to ensure its safe and sound operation.

Federal Reserve System.

Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve could have been used to satisfy liquidity requirements to which FCB is subject under the HOLA and OTS regulations.


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

No matters were submitted during the fourth quarter of 2000 to a vote of security holders.

PART II
ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Heartland's common stock was held by approximately 886 shareholders of record as of March 21, 2001, and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of reported prices per share of Heartland's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter                         High            Low
                                         ----            ---
1999:
  First                                $19 1/2        $17 7/8
  Second                                19 3/4         18 1/4
  Third                                 20 1/2         18 7/8
  Fourth                                19 3/8         16

2000:
  First                                $18 1/2        $14 7/8
  Second                                16 1/4         14
  Third                                 15             14
  Fourth                                14 5/8         12 1/2

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2000. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:


Calendar Quarter
                         2000           1999
                         ----           ----

  First                 $.09           $.08
  Second                 .09            .08
  Third                  .09            .09
  Fourth                 .09            .09

ITEM 6.
SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                               For the Years Ended December 31,
                                 2000         1999       1998
                              ----------------------------------

STATEMENT OF INCOME DATA

 Interest income              $  104,250 $   74,154  $   64,517
 Interest expense                 59,709     40,849      36,304
                              ---------- ----------  ----------
 Net interest income              44,541     33,305      28,213
 Provision for loan and
  lease losses                     3,301      2,626         951
                              ---------- ----------  ----------
 Net interest income after
  provision for loan and
  lease losses                    41,240     30,679      27,262
 Noninterest income               27,008     25,424      17,297
 Noninterest expense              54,446     44,722      31,781
 Provision for income taxes        4,216      3,156       3,757
                              ---------- ----------  ----------
 Net income                   $    9,586 $    8,225  $    9,021
                              ========== ==========  ==========

PER COMMON SHARE DATA
 Net income-basic             $     1.00 $     0.86  $     0.95
 Net income-diluted                 0.98       0.84        0.94
 Cash dividends                     0.36        .34         .31
 Dividend payout ratio             36.15%     39.47%      32.48%
 Book value                   $    10.00 $     9.03  $     8.84
 Weighted average shares
  outstanding                  9,628,038  9,555,194   9,463,313

BALANCE SHEET DATA
 Investments and federal
  funds sold                  $  274,365 $  213,452  $  259,964
 Total loans and leases,
  net of unearned              1,042,096    835,146     590,133
 Allowance for loan and lease
  losses                          13,592     10,844       7,945
 Total assets                  1,466,387  1,184,147     953,785
 Total deposits                1,101,313    869,659     717,877
 Long-term obligations            67,681     76,657      57,623
 Stockholders' equity             96,146     86,573      84,270

EARNINGS PERFORMANCE DATA
 Return on average total assets     0.70%      0.78%       1.01%
 Return on average stockholders'
  equity                           10.69       9.61       11.26
 Net interest margin ratio(1)       3.74       3.64        3.58
Earnings to fixed charges:
 Excluding interest on deposits     1.82x      2.15x       2.65x
 Including interest on deposits     1.23       1.28        1.35

ASSET QUALITY RATIOS
 Nonperforming assets to total
  assets                            0.51%      0.19%       0.28%
 Nonperforming loans and leases
  to total loans and leases         0.65       0.20        0.30
 Net loan and lease charge-offs
  to average loans and leases       0.17       0.06        0.07
 Allowance for loan and lease
  losses to total loans and
  leases                            1.30       1.30        1.35
 Allowance for loan and lease
  losses to nonperforming
  loans and leases                201.60     657.49      453.74

CAPITAL RATIOS
 Average equity to average
  assets                            6.54%      8.12%       9.01%
 Total capital to risk-adjusted
  assets                            9.90      11.68       12.13
 Tier 1 leverage                    7.25       8.85        8.58


SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                          For the Years Ended
                                             December 31,
                                           1997        1996
                                        -----------------------
STATEMENT OF INCOME DATA

 Interest income                        $   59,261  $   51,886
 Interest expense                           31,767      27,644
                                        ----------  ----------
 Net interest income                        27,494      24,242
 Provision for loan and lease losses         1,279       1,408
                                        ----------  ----------
 Net interest income after provision
   for loan and lease losses                26,215      22,834
 Noninterest income                          8,565       7,364
 Noninterest expense                        22,927      19,507
 Provision for income taxes                  3,338       2,685
                                        ----------  ----------
 Net income                             $    8,515  $    8,006
                                        ==========  ==========
PER COMMON SHARE DATA
 Net income-basic                       $     0.90  $     0.85
 Net income-diluted                           0.89        0.84
 Cash dividends                                .26         .20
 Dividend payout ratio                       28.96%      23.53%
 Book value                             $     8.19  $     7.42
 Weighted average shares
  outstanding                            9,476,342   9,430,018

BALANCE SHEET DATA
 Investments and federal funds sold     $  234,666  $  183,966
 Total loans and leases, net of unearned   556,406     484,085
 Allowance for loan and lease losses         7,362       6,191
 Total assets                              852,060     736,552
 Total deposits                            623,532     558,343
 Long-term obligations                      43,023      42,506
 Stockholders' equity                       77,772      70,259

EARNINGS PERFORMANCE DATA
 Return on average total assets               1.09%       1.16%
 Return on average stockholders' equity      11.59       12.00
 Net interest margin ratio (1)                3.89        3.98
 Earnings to fixed charges:
  Excluding interest on deposits              2.97x       3.38x
  Including interest on deposits              1.37        1.39

ASSET QUALITY RATIOS
 Nonperforming assets to total assets         0.34%       0.34%
 Nonperforming loans and leases
  to total loans and leases                   0.37        0.41
 Net loan and lease charge-offs
  to average loans and leases                 0.08        0.17
 Allowance for loan and lease losses
  to total loans and leases                   1.32        1.28
 Allowance for loan and lease losses
  to nonperforming loans and leases         362.30      313.63

CAPITAL RATIOS
 Average equity to average assets             9.39%       9.66%
 Total capital to risk-adjusted assets       12.71       14.28
 Tier 1 leverage                              8.76        9.54

 (1) Tax equivalent using a 34% tax rate.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of Heartland and its subsidiaries. All of Heartland's subsidiaries are wholly-owned except for New Mexico Bank & Trust, of which Heartland was an 86% owner on December 31, 2000.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Heartland intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of Heartland are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Heartland's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of Heartland and the subsidiaries include, but are not limited to, changes in interest rates and general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in Heartland's market areas; Heartland's implementation of new technologies; Heartland's ability to develop and maintain secure and reliable electronic systems and changes in accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning Heartland and its business, including additional factors that could materially affect Heartland's financial results, is included in Heartland's filings with the Securities and Exchange Commission.

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through six banking subsidiaries with a total of 31 banking locations in Iowa, Illinois, Wisconsin and New Mexico. In addition, Heartland has separate subsidiaries in the consumer finance, vehicle leasing/fleet management, insurance agency and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations, branch openings and expansion into non-bank subsidiary activities.

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

During 1999, Heartland crossed the one billion dollar mark, as total assets reached $1.2 billion at the end of the year, an increase of 24% over year-end 1998 and the largest percentage increase since 1992. Again in 2000, total assets grew by 24%, nearly reaching $1.5 billion at year-end 2000. Of particular note was the significant growth experienced in the loan portfolio, which increased 42% and 25% during 1999 and 2000, respectively. Growth in deposits was also substantial during these years, increasing 21% and 27% during 1999 and 2000, respectively.

For the past two years, Heartland has invested substantial resources into the expansion of its franchise and the diversification of its earnings stream. The 2000 results continue to reinforce and encourage Heartland's community banking approach. For 2000, earnings increased $1.361 million or nearly 17% when compared to 1999. Earnings grew to $1.00 per basic common share and $.98 per diluted common share compared to $.86 and $.84, respectively, recorded during 1999. Return on common equity was 10.69% and return on assets was .70% for 2000, compared to 9.61% and .78%, respectively, for the same period in 1999. Exclusive of the amortization on merger-related intangibles, earnings increased $2.281 million or 26% for the periods under comparison. Diluted earnings per share, exclusive of this same amortization expense, increased to $1.13 in 2000 from $.90 in 1999. The improvement in earnings during 2000 resulted from an expansion of net interest income, additional service charge and fee income and the leveling off of noninterest expenses.

Net income recorded during 1999 totaled $8.225 million or $.86 on a basic per common share basis and $.84 on a diluted earnings per common share basis. During 1998, annual earnings were $9.021 million or $.95 on a basic per common share basis and $.94 on a diluted per common share basis. Return on common equity was 9.61% and return on assets was .78% for 1999, compared to 11.26% and 1.01% for 1998, respectively. Earnings declined during the year, as compared to 1998, primarily as a result of an increased loan loss provision associated with the strong loan growth experienced. Additionally, earnings were affected by expenses incurred to pursue growth initiatives in new and existing markets, combined with a reduction in the amount of securities gains realized.

The initiatives undertaken to position Heartland for future increased earnings included:

     New Mexico Bank & Trust was established in Albuquerque, New Mexico in May of 1998 and subsequently opened three additional branches during the second and third quarters of 1999. The First National Bank of Clovis was acquired and subsequently merged into New Mexico Bank & Trust on January 1, 2000. Total assets at New Mexico Bank & Trust reached $247.8 million at December 31, 2000.

     Wisconsin Community Bank was acquired in March of 1997 and subsequently opened a branch office in Middleton, Wisconsin in early 1998. Additional offices were opened during 1999 in Sheboygan, Green Bay and Eau Claire, Wisconsin and the acquisition of Bank One Wisconsin's Monroe branch was completed in July of 1999. Total assets at this entity went from $54.0 million at year-end 1998 to $211.4 million on December 31, 2000.

     Riverside Community Bank, Heartland's 1995 de novo bank in Rockford, Illinois, opened two additional branch locations, one in July of 1999 and the other in March of 2000. Total assets at Riverside Community Bank reached $102.7 million at December 31, 2000.

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

Net interest margin expressed as a percentage of average earning assets increased to 3.74% during 2000 compared to 3.64% for 1999. Heartland was able to improve its net interest margin in spite of a turbulent rate environment and due, in part, to the 49% growth in demand deposits. Heartland's net interest margin was 3.64% in 1999 compared to 3.58% in 1998. This increase was primarily the result of a shift in the asset mix on the balance sheet as gross loans increased from 62% of total assets at December 31, 1998, to nearly 71% at December 31, 1999.

Net interest income on a fully tax equivalent basis was $45.658, $34.125 and $28.999 million for 2000, 1999 and 1998, respectively, an increase of 34% for 2000 and 18% for 1999. These increases were primarily attributable to the significant growth in loans and the ability to keep the increase in interest expense below the growth in interest income.

Heartland continues to manage its balance sheet on a proactive basis. The following table sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 2000

                                    Average
                                    Balance    Interest     Rate
                                    -------    --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  189,610   $   11,824    6.24%
 Nontaxable (1)                      31,026        2,748    8.86
                                 ----------   ----------   ------
Total securities                    220,636       14,572    6.60
                                 ----------   ----------   ------
Interest bearing deposits             5,796          333    5.75
Federal funds sold                   16,874          911    5.40
                                 ----------   ----------   ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   520,777       45,228    8.68
 Residential mortgage               202,429       16,376    8.09
 Agricultural and agricultural
  real estate (1)                   133,043       11,848    8.91
 Consumer                           118,455       12,625   10.66
 Direct financing leases, net        15,027        1,056    7.03
 Fees on loans                            -        2,418       -
 Less: allowance for loan
  and lease losses                  (12,984)           -       -
                                 ----------   ----------   ------
Net loans and leases                976,747       89,551    9.17
                                 ----------   ----------   ------
Total earning assets              1,220,053      105,367    8.64
                                 ----------   ----------   ------
NONEARNING ASSETS
Total nonearning assets             150,345            -       -
                                 ----------   ----------   ------
TOTAL ASSETS                     $1,370,398   $  105,367    7.69%
                                 ==========   ==========   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  385,047   $   13,913    3.61%
 Time, $100,000 and over             99,322        6,001    6.04
 Other time deposits                400,096       23,281    5.82
Short-term borrowings               169,036       10,188    6.03
Other borrowings                     80,426        6,326    7.87
                                 ----------   ----------   ------
 Total interest bearing
  liabilities                     1,133,927       59,709    5.27
                                 ----------   ----------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits        124,117            -       -
Accrued interest and other
  liabilities                        22,681            -       -
                                 ----------   ----------   ------
 Total noninterest bearing
  liabilities                       146,798            -       -
                                 ----------   ----------   ------
Stockholders' Equity                 89,673            -       -
                                 ----------   ----------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,370,398   $   59,709    4.36%
                                 ==========   ==========   ======
Net interest income (1)                       $   45,658
                                              ==========
Net interest income
 to total earning assets (1)                                3.74%
                                                           ======
Interest bearing liabilities
 to earning assets                   92.94%
                                 ==========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 1999

                                    Average
                                    Balance    Interest     Rate
                                    -------    --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  200,559   $   11,113    5.54%
 Nontaxable (1)                      21,010        1,842    8.77
                                 ----------   ----------   ------
Total securities                    221,569       12,955    5.85
                                 ----------   ----------   ------
Interest bearing deposits             8,176          468    5.72
Federal funds sold                    7,741          410    5.30
                                 ----------   ----------   ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   365,199       29,790    8.16
 Residential mortgage               162,878       12,773    7.84
 Agricultural and agricultural
  real estate (1)                    86,505        7,382    8.53
 Consumer                            86,132        8,683   10.08
 Direct financing leases, net         9,401          659    7.01
 Fees on loans                            -        1,854       -
 Less: allowance for loan
  and lease losses                   (9,336)           -       -
                                 ----------   ----------   ------
Net loans and leases                700,779       61,141    8.72
                                 ----------   ----------   ------
Total earning assets                938,265       74,974    7.99
                                 ----------   ----------   ------
NONEARNING ASSETS
Total nonearning assets             115,757            -       -
                                 ----------   ----------   ------
TOTAL ASSETS                     $1,054,022   $   74,974    7.11%
                                 ==========   ==========   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  324,476   $   10,789    3.33%
 Time, $100,000 and over             59,822        3,222    5.39
 Other time deposits                312,051       17,169    5.50
Short-term borrowings               111,853        5,630    5.03
Other borrowings                     60,490        4,039    6.68
                                 ----------   ----------   ------
 Total interest bearing
  liabilities                       868,692       40,849    4.70
                                 ----------   ----------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         81,511            -       -
Accrued interest and other
  liabilities                        18,254            -       -
                                 ----------   ----------   ------
 Total noninterest bearing
  liabilities                        99,765            -       -
                                 ----------   ----------   ------
Stockholders' Equity                 85,565            -       -
                                 ----------   ----------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,054,022   $   40,849    3.88%
                                 ==========   ==========   ======
Net interest income (1)                       $   34,125
                                              ==========
Net interest income
 to total earning assets (1)                                3.64%
                                                           ======
Interest bearing liabilities
 to earning assets                   92.58%
                                 ==========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 1998

                                    Average
                                    Balance    Interest     Rate
                                    -------    --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  196,206   $   11,515    5.87%
 Nontaxable (1)                      20,507        1,716    8.37
                                 ----------   ----------   ------
Total securities                    216,713       13,231    6.11
                                 ----------   ----------   ------
Interest bearing deposits             8,313          386    4.64
Federal funds sold                   29,830        1,582    5.30
                                 ----------   ----------   ------
Loans and leases:
 Commercial and commercial
  real estate (1)                   249,326       21,523    8.63
 Residential mortgage               162,545       12,854    7.91
 Agricultural and agricultural
  real estate (1)                    75,685        6,751    8.92
 Consumer                            66,138        6,702   10.13
 Direct financing leases, net         8,367          625    7.47
 Fees on loans                            -        1,649       -
 Less: allowance for loan
  and lease losses                   (7,944)           -       -
                                 ----------   ----------   ------
Net loans and leases                554,117       50,104    9.04
                                 ----------   ----------   ------
Total earning assets                808,973       65,303    8.07
                                 ----------   ----------   ------
NONEARNING ASSETS
Total nonearning assets              80,317            -       -
                                 ----------   ----------   ------
TOTAL ASSETS                     $  889,290   $   65,303    7.34%
                                 ==========   ==========   ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  266,282   $    9,512    3.57%
 Time, $100,000 and over             51,283        2,905    5.66
 Other time deposits                282,142       16,228    5.75
Short-term borrowings                78,484        4,076    5.19
Other borrowings                     56,137        3,583    6.38
                                 ----------   ----------   ------
 Total interest bearing
  liabilities                       734,328       36,304    4.94
                                 ----------   ----------   ------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         60,514            -       -
Accrued interest and other
  liabilities                        14,343            -       -
                                 ----------   ----------   ------
 Total noninterest bearing
  liabilities                        74,857            -       -
                                 ----------   ----------   ------
Stockholders' Equity                 80,105            -       -
                                 ----------   ----------   ------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $  889,290   $   36,304    4.08%
                                 ==========   ==========   ======
Net interest income (1)                       $   28,999
                                              ==========
Net interest income
 to total earning assets (1)                                3.58%
                                                           ======
Interest bearing liabilities
 to earning assets                   90.77%
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in thousands)

                                      For the Year Ended
                                          December 31,
                                     2000 Compared to 1999
                                         Change Due to
                                   Volume     Rate      Net
                                   --------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                           $  (607) $ 1,318 $    711
 Nontaxable                            878       28      906
Interest bearing deposits             (136)       1     (135)
Federal funds sold                     484       17      501
Loans and leases                    24,077    4,333   28,410
                                   -------   ------  -------
TOTAL EARNING ASSETS                24,696    5,697   30,393

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                    2,014    1,110    3,124
 Time, $100,000 and over             2,127      652    2,779
 Other time deposits                 4,844    1,268    6,112
Short-term borrowings                2,878    1,680    4,558
Other borrowings                     1,331      956    2,287
                                   -------  -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                        13,194    5,666   18,860
                                   -------  -------  -------
NET INTEREST INCOME                $11,502  $    31  $11,533
                                   =======  =======  =======


ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in thousands)

                                      For the Year Ended
                                          December 31,
                                     1999 Compared to 1998
                                         Change Due to
                                   Volume    Rate       Net
                                   -------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                           $   255  $  (657) $  (402)
 Nontaxable                             42       84      126
Interest bearing deposits               (6)      88       82
Federal funds sold                  (1,171)      (1)  (1,172)
Loans and leases                    13,261   (2,224)  11,037
                                   -------   ------- -------
TOTAL EARNING ASSETS                12,381   (2,710)   9,671

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                    2,079     (802)   1,277
 Time, $100,000 and over               484     (167)     317
 Other time deposits                 1,720     (779)     941
Short-term borrowings                1,733     (179)   1,554
Other borrowings                       278      178      456
                                   -------  -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                         6,294   (1,749)   4,545
                                   -------  -------  -------
NET INTEREST INCOME                $ 6,087  $  (961) $ 5,126
                                   =======  =======  =======

ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in thousands)

                                      For the Year Ended
                                          December 31,
                                     1998 Compared to 1997
                                         Change Due to
                                   Volume     Rate      Net
                                   -------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                           $ 3,706  $  (583) $ 3,123
 Nontaxable                         (1,052)    (340)  (1,392)
Interest bearing deposits              150       73      223
Federal funds sold                     968        4      972
Loans and leases                     8,612      645    9,257
                                   -------  -------  -------
TOTAL EARNING ASSETS                12,384     (201)  12,183

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                    1,809      229    2,038
 Time, $100,000 and over               760       14      774
 Other time deposits                 2,432      211    2,643
Short-term borrowings                2,167      (34)   2,133
Other borrowings                       850      222    1,072
                                   -------  -------  -------
TOTAL INTEREST BEARING
 LIABILITIES                         8,018      642    8,660
                                   -------  -------  -------
NET INTEREST INCOME                $ 4,366  $  (843) $ 3,523
                                   =======  =======  =======


PROVISION FOR LOAN AND LEASE LOSSES

During 2000, the provision for loan and lease losses increased $675 thousand or 26% when compared to 1999. During 1999, the provision for loan and lease losses increased $1.675 million or 176% when compared to 1998. In part, these increases were recorded in response to the loan growth experienced and an increase in nonperforming loans and were made to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and probable substandard and doubtful credits. For additional details on the specific factors considered, refer to the loans and provision for loan and lease losses section of this report.


OTHER INCOME (Dollars in thousands)

                                        For the Years Ended
                                           December 31,
                                      2000     1999      1998
                                    ---------------------------
Service charges and fees            $ 5,386   $ 3,906   $ 3,013
Trust fees                            3,088     2,662     2,284
Brokerage commissions                   846       655       413
Insurance commissions                   862       803       751
Securities gains, net                   501       713     1,897
Rental income on operating leases    14,918    14,718     7,428
Gains on sale of loans                  521     1,028     1,212
Impairment loss on equity
 securities                            (244)        -         -
Other noninterest income              1,130       939       299
                                    -------   -------   -------
Total other income                  $27,008   $25,424   $17,297
                                    =======   =======   =======

The above table shows Heartland's other income for the years indicated. Total other income increased $1.584 million or 6%
during 2000, as compared to an increase of $8.127 million or 47% during 1999.

Gains on sale of loans decreased by $507 thousand or 49% for 2000 and $184 thousand or 15% for 1999. The volume of mortgage loans sold into the secondary market began to decline during 1999 as rates moved upward and customers elected to take three- and five-year adjustable rate mortgage loans, which Heartland elected to retain in its loan portfolio. The volume of mortgage loans sold into the secondary market continued to fall significantly during the first half of 2000 as rates continued to move upward.

Securities gains decreased $212 thousand or 30% during 2000 and $1.184 million or 62% during 1999 when compared to respective previous year. Securities gains during 1998 were attributable to the strong performance of Heartland's equity portfolio.

An impairment loss on equity securities of $244 thousand was recorded during 2000. This loss resulted from the announcement that Safety Kleen Corp. had filed bankruptcy under Chapter 11. Heartland's investment subsidiary held 20,000 shares of Safety Kleen's common stock in its equity portfolio. The carrying value of this stock on Heartland's balance sheet as of December 31, 2000, was $4 thousand.

A large portion of the decrease in securities gains and gains on sale of loans has been offset by an increase in the amount of service charges and fees collected. Emphasis during the past several years on enhancing revenues from services provided to customers has resulted in significant growth in service charges, trust fees and brokerage commissions. In the aggregate, these fees grew $2.097 million or 29% during 2000 and $1.513 million or
26% during 1999.   Individually, these categories grew by more
than 15% during each of the past two years.

Expansion into vehicle leasing and fleet management was responsible for the significant growth in other income during 1999 as rental income on operating leases accounted for 90% of the $8.127 million change. ULTEA's first full year of operation as a Heartland subsidiary occurred in 1997. During the third quarter of 1998, ULTEA acquired Arrow Motors Inc., a Wisconsin corporation doing business as Lease Associates Group, and, as a result, more than doubled in asset size going from $15 million to $35 million. Also as a result of the increased activity at ULTEA, other noninterest income increased $640 thousand or 214% during 1999 primarily due to gains on the disposal of leased assets.

OTHER EXPENSE (Dollars in thousands)

                                        For the Years Ended
                                           December 31,
                                     2000      1999      1998
                                   ---------------------------
Salaries and employee
 benefits                          $23,876   $18,945   $15,218
Occupancy, net                       2,904     2,076     1,695
Furniture and equipment              3,015     2,416     1,998
Depreciation on equipment under
 operating leases                   11,199    10,844     5,296
Outside services                     2,661     2,239     1,416
FDIC deposit insurance
 assessment                            228       121       118
Advertising                          1,492     1,376     1,150
Goodwill and core deposit
 intangibles amortization            1,814       682       234
Other noninterest expenses           7,257     6,023     4,656
                                   -------   -------   -------
 Total other expense               $54,446   $44,722   $31,781
                                   =======   =======   =======
Efficiency ratio (1)                75.45%    76.01%    71.58%
                                   =======   =======   =======

(1) Other expense divided by the sum of net interest income and other income less securities gains.

The above table shows Heartland's other expense for the years indicated. Other expense increased $9.724 million or 22% in 2000 and $12.941 million or 41% in 1999.

Salaries and employee benefits expense, the largest component of other expense, experienced increases of $4.931 million or 26% and $3.727 million or 24% during 2000 and 1999, respectively. In addition to the normal merit and cost of living raises, these increases were attributable to Heartland's continued acquisition and expansion efforts, particularly the additions at New Mexico Bank & Trust, Wisconsin Community Bank and Riverside Community Bank. The number of full-time equivalent employees increased from 396 at year-end 1998 to 484 at December 31, 1999, and 544 at December 31, 2000.

In addition to the increases experienced in salaries and employee benefits, the expansion efforts underway during the past two years have resulted in additional occupancy, furniture and equipment, advertising/public relations costs and other operating expenses. In the aggregate, these expenses increased $2.777 million or 23% during 2000 and $2.392 million or 25% during 1999. Some of the expenses included within the other operating expenses that experienced significant growth as a result of the expansion efforts were amortization and maintenance expense on software, office supplies, postage, telephone charges and fees relating to the processing of credit cards for merchants and the conversion of acquired entities to the banking software utilized by the Heartland banks.

The acquisitions made during the past two years have also resulted in additional goodwill and core deposit intangible amortization. This amortization of merger-related intangibles increased $1.132 million or 166% during 2000 and $448 thousand or 191% for 1999. Wisconsin Community Bank's acquisition of the Monroe branch was completed in July of 1999 and New Mexico Bank & Trust's acquisition of the Clovis offices was completed in January of 2000.

During 1999, the largest component of the increase in other expense was related to the operations of ULTEA and its acquisition of Lease Associates Group, as depreciation on equipment under operating leases increased $5.548 million or 105%. This expense leveled off during 2000, as the impact of the Lease Associates Group acquisition was included for a full year during both 2000 and 1999.

Fees for outside services increased $823 thousand or 58% during 1999 when compared to 1998. In addition to fees relating to expansion efforts, this increase resulted from consulting fees paid for a net interest margin and earnings improvement study. This engagement was focused on identifying specific strategies to increase earnings with an emphasis on reaching and expanding the bank subsidiaries' core customers more effectively and efficiently. The study was completed during the third quarter of 1999 and implementation of the recommendations began in 2000.

INCOME TAXES

Income tax expense increased $1.060 million or 34% for 2000 primarily as a result of increased pre-tax earnings. Conversely, income tax expense for 1999 decreased $601 thousand or 16% primarily as a result of a reduction in pre-tax earnings. Heartland's effective tax rate was 30.55% for 2000, 27.73% for 1999 and 29.40% for 1998. The increase for 2000 was, in part, a result of the amount of additional merger-related amortization expense recorded that is not deductible for federal income tax purposes. Additional tax-exempt interest income on securities and loans contributed to the decline in the effective tax rate for 1999.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland's major source of income is interest on loans and leases. The table below presents the composition of Heartland's loan portfolio at the end of the years indicated.

LOAN PORTFOLIO (Dollars in thousands)

                                        December 31,
                                 2000                1999
                            Amount   Percent    Amount   Percent
                          ---------- -------  ---------- -------
Commercial and commercial
 real estate              $  550,366  52.62%  $  448,991  53.53%
Residential mortgage         215,638  20.62      180,347  21.50
Agricultural and
 agricultural real estate    133,614  12.78       92,936  11.08
Consumer                     128,685  12.30      103,608  12.35
Lease financing, net          17,590   1.68       12,886   1.54
                          ---------- -------  ---------- -------
Gross loans and leases     1,045,893 100.00%     838,768 100.00%
                                     =======             =======
Unearned discount             (3,397)             (3,169)
Deferred loan fees              (400)               (453)
                          ----------          ----------
Total loans and leases     1,042,096             835,146
Allowance for loan and
 lease losses                (13,592)            (10,844)
                          ----------          ----------
Loans and leases, net     $1,028,504          $  824,302
                          ==========          ==========

LOAN PORTFOLIO (Dollars in thousands)

                                        December 31,
                                 1998                1997
                            Amount   Percent    Amount   Percent
                          ---------- -------  ---------- -------
Commercial and commercial
 real estate              $  277,765  46.88%  $  242,868  43.46%
Residential mortgage         156,415  26.40      175,268  31.37
Agricultural and
 agricultural real estate     77,211  13.03       69,302  12.40
Consumer                      72,642  12.26       64,223  11.49
Lease financing, net           8,508   1.43        7,171   1.28
                          ---------- -------  ---------- -------
Gross loans and leases       592,541 100.00%     558,832 100.00%
                                     =======             =======
Unearned discount             (2,136)             (2,077)
Deferred loan fees              (272)               (349)
                          ----------          ----------
Total loans and leases       590,133             556,406
Allowance for loan and
 lease losses                 (7,945)             (7,362)
                          ----------          ----------
Loans and leases, net     $  582,188          $  549,044
                          ==========          ==========

LOAN PORTFOLIO (Dollars in thousands)

                                         December 31,
                                             1996
                                       Amount     Percent
                                      --------    -------
Commercial and commercial
 real estate                          $206,523     42.46%
Residential mortgage                   166,999     34.33
Agricultural and
 agricultural real estate               57,526     11.83
Consumer                                48,361      9.94
Lease financing, net                     7,042      1.44
                                      --------    -------
Gross loans and leases                 486,451    100.00%
                                                  =======
Unearned discount                       (1,962)
Deferred loan fees                        (404)
                                      --------
Total loans and leases                 484,085
Allowance for loan and
 lease losses                           (6,191)
                                      --------
Loans and leases, net                 $477,894
                                      ========

The table below sets forth the remaining maturities by loan and lease category.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES (1)
December 31, 2000 (Dollars in thousands)

                                              Over 1 Year
                                             Through 5 Years
                              One Year     Fixed     Floating
                               or less      Rate       Rate
                            ----------------------------------
Commercial and commercial
 real estate                $  219,066   $  192,056 $   70,409
Residential mortgage            38,706       41,821     35,942
Agricultural and
 agricultural real estate       66,457       38,779     19,639
Consumer                        36,055       57,539     16,133
Lease financing, net             4,594       12,061          -
                            ----------   ---------- ----------
Total                       $  364,878   $  342,256 $  142,123
                            ==========   ========== ==========

                                 Over 5 Years
                               Fixed      Floating
                               Rate         Rate        Total
                            ----------------------------------
Commercial and commercial
 real estate                $   29,230   $   39,605 $  550,366
Residential mortgage            23,640       75,529    215,638
Agricultural and
 agricultural real estate        8,739            -    133,614
Consumer                         6,366       12,592    128,685
Lease financing, net               935            -     17,590
                            ----------   ---------- ----------
Total                       $   68,910   $  127,726 $1,045,893
                            ==========   ========== ==========

(1) Maturities based upon contractual dates.

Heartland experienced significant growth in net loans and leases during both 2000 and 1999. This growth was $204.2 million or 25% in 2000 and $242.1 million or 42% in 1999. The acquisition of the bank in Clovis, New Mexico accounted for $66.5 million or 33% of the growth in 2000. Expansion into new markets in Wisconsin accounted for $106.9 million or 44% of the growth during 1999, with the acquisition of the Monroe banking office making up $37.9 million or 35% of this increase.

During both years, the largest dollar growth occurred in commercial and commercial real estate loans, which increased $101.4 million or 23% during 2000 and $171.2 million or 62% during 1999. This growth was the result of aggressive calling efforts combined with the expansion into new markets. The Clovis acquisition was responsible for $26.5 million or 26% of the growth in 2000. During 1999, Wisconsin Community Bank was responsible for $72.6 million or 42% of the increase, with the Monroe acquisition contributing $26.4 million.

Agricultural and agricultural real estate loans outstanding grew $40.7 million or 44% during 2000. The Clovis acquisition was responsible for $33.0 million or 81% of the agricultural loan growth as nearly half of the acquired loans were in the agricultural sector. During 1999, agricultural and agricultural real estate loans outstanding experienced an increase of $15.7 million or 20%. Exclusive of the Monroe acquisition, these loans grew $4.6 million or 6%. Without these acquisitions, the growth occurred at our banks in Wisconsin and Keokuk, Iowa during 2000 and at Dubuque Bank and Trust Company, our flagship bank in Dubuque, Iowa during 1999.

The $35.3 million or 20% growth in residential mortgage loan outstandings during 2000 was primarily the result of customers electing to take adjustable-rate mortgage loans which Heartland elected to retain in its loan portfolio. During 1999, residential mortgage loan outstandings grew $23.9 million or 15%. Nearly all this growth was recorded at Wisconsin Community Bank, as Heartland's full real estate loan product line was introduced to this market. The Clovis acquisition did not initially contribute to the growth in 2000, as it had not maintained a mortgage loan portfolio prior to joining the Heartland group.

Consumer loan outstandings, exclusive of the $8.0 million portfolio at First National Bank of Clovis, grew $17.1 million or 16% during 2000. The majority of this growth resulted from increased selling efforts at Riverside Community Bank and Wisconsin Community Bank. During 1999, consumer loans grew $30.0 million or 41%, exclusive of the Monroe acquisition. Indirect paper, primarily on new automobiles, at Dubuque Bank and Trust Company and Citizens Finance, Heartland's consumer finance subsidiary, were responsible for the majority of this growth.

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

NONPERFORMING LOANS AND LEASES AND OTHER NONPERFORMING ASSETS

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated.

NONPERFORMING ASSETS (Dollars in thousands)

                                        December 31,
                             2000   1999   1998    1997   1996
                           ------------------------------------
Nonaccrual loans and
 leases                    $5,860  $1,414 $1,324  $1,819 $1,697
Loan and leases
 contractually past
 due 90 days or more          523     236    426     187    247
Restructured loans
 and leases                   357       -      -      26     30
                           ------  ------ ------  ------ ------
Total nonperforming
 loans and leases           6,740   1,650  1,750   2,032  1,974
Other real estate             583     585    857     774    532
Other repossessed assets      125      67     77     124     21
                           ------  ------ ------  ------ ------
Total nonperforming assets $7,448  $2,302 $2,684  $2,930 $2,527
                           ======  ====== ======  ====== ======
Nonperforming loans and
 leases to total loans
 and leases                 0.65%   0.20%  0.30%   0.37%  0.41%

Nonperforming assets
 to total loans and
 leases plus repossessed
 property                   0.71%   0.28%  0.45%   0.53%  0.52%

Nonperforming assets to
 total assets               0.51%   0.19%  0.28%   0.34%  0.34%


Under Heartland's internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system, which assigns a rating on each loan and lease within the portfolio based on the borrower's financial position, repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland's credit quality figures, which compare favorably to peer data in the Bank Holding Company Performance Reports published by the Federal Reserve Board for bank holding companies with total assets of $1 to $3 billion. In this report, the peer group reported nonperforming assets to total assets of .51% and .46% for September 30, 2000, and December 31, 1999, respectively. Heartland's ratios at December 31, 2000 and 1999, were .51% and
 .19%, respectively. The $5.1 million increase in nonperforming assets during 2000 was primarily the result of one large commercial loan customer at Dubuque Bank and Trust Company and a few agricultural customers in the Clovis, New Mexico market. Workout plans are in process on these loans and, because of the net realizable value of collateral, guarantees and other factors, anticipated losses on these credits are expected to be minimal.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the board of directors. Factors considered by the loan review committee included the following:

     Heartland has continued to experience an increase in higher-risk consumer and more-complex commercial loans as compared to relatively lower-risk residential real estate loans.

     Heartland has entered new markets in which it had little or no previous lending experience.

     The amount of nonperforming loans has increased.

     The nation appears to be entering a period of economic slowdown.

The allowance for loan and lease losses increased by $2.7 million or 25% during 2000, primarily as a result of the Clovis acquisition which accounted for $1.1 million or 42% of this change. The remaining growth occurred, in part, as a result of the expansion of the loan portfolio and growth in nonperforming loans. At December 31, 2000, the allowance for loan and lease losses was 1.30% of loans and 202% of nonperforming loans, compared to 1.30% of loans and 657% of nonperforming loans at year-end 1999.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2000. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations. It is virtually certain that the weakening economy will result in increased problem loans, but we expect the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole.

During 2000, Heartland recorded net charge-offs of $1.7 million compared to $392 thousand for the same period in 1999. The Clovis acquisition was responsible for 45% of the net charge-offs during 2000. Since the Clovis acquisition, Heartland's loan review area, along with management at New Mexico Bank & Trust, have spent considerable time aggressively managing the exposure within the loan portfolio in this new market. Comprising 36% of the net charge-offs in 2000 were losses at Citizens Finance. The increased losses at Citizens Finance related directly to the rapid growth that it experienced, as its loan portfolio increased 128% over the past two years with expansion into the Appleton, Wisconsin and Rockford, Illinois markets. Losses as a percentage of gross loans at Citizens Finance were 2.96%, 1.82% and 2.87% in
1998, 1999 and 2000, respectively.   Net charge-offs decreased in
1999, primarily due to the newness of a large portion of the portfolio, so that the identification of problem loans in the portfolio had not yet occurred. As the portfolio began to mature in 2000, losses increased, but remained below the loss ratios of 1998, which compare favorably to the consumer finance industry.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                       December 31,
                          2000   1999    1998      1997     1996
                       -----------------------------------------
Allowance at
 beginning of year    $10,844  $ 7,945   $7,362  $6,191   $5,580
Charge-offs:
 Commercial and
  commercial real
  estate                  407       81      289      93      578
 Residential mortgage      54        -       20      21       23
 Agricultural and
  agricultural real
  estate                  580        8       41      21        2
 Consumer               1,239      546      473     449      323
 Lease financing            -        -        -       -        -
                      -------  -------   ------  ------   ------
Total charge-offs       2,280      635      823     584      926
                      -------  -------   ------  ------   ------
Recoveries:
 Commercial and
  commercial
  real estate              97       74      372      36       16
 Residential mortgage       4       12        -       8        1
 Agricultural and
  agricultural
  real estate             176        6        1       2       45
 Consumer                 308      151       82      99       67
 Lease financing            -        -        -       -        -
                      -------  -------   ------  ------   ------
 Total recoveries         585      243      455     145      129
                      -------  -------   ------  ------   ------
Net charge-offs (1)     1,695      392      368     439      797
Provision for loan
 and lease losses       3,301    2,626      951   1,279    1,408
Additions related
 to acquisitions        1,142      665        -     331        -
                      -------  -------   ------  ------   ------
Allowance at end
 of period            $13,592  $10,844   $7,945  $7,362   $6,191
                      =======  =======   ======  ======   ======
Net charge-offs to
 average loans and
 leases                 0.17%    0.06%    0.07%   0.08%    0.17%
                      =======  =======   ======  ======   ======

  (1) Includes net charge-offs at Citizens Finance, Heartland's consumer finance company, of $614 for 2000, $256 for 1999, $278 for 1998, $256 for 1997 and $173 for 1996.

The table below shows Heartland's allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves. The amount of unallocated reserves has decreased over the past two years as Heartland has enhanced its allowance adequacy methodology to identify a specific allowance for each credit.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                    As of December 31,
                                2000                1999
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    --------   ------   --------
Commercial and
 commercial real
 estate                  $ 7,324    52.62%   $ 6,108    53.53%
Residential
 mortgage                  1,004    20.62        756    21.50
Agricultural and
 agricultural real
 estate                    2,377    12.78      1,016    11.08
Consumer                   1,743    12.30      1,917    12.35
Lease financing(1)           106     1.68         91     1.54
Unallocated                1,038        -        956        -
                         -------   -------   -------   -------
                         $13,592   100.00%   $10,844   100.00%
                         =======   =======   =======   =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                   As of December 31,
                               1998                1997
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    --------   ------   --------
Commercial and
 commercial real
 estate                  $2,180     46.88%    $1,889    43.46%
Residential
 mortgage                   697     26.40        725    31.37
Agricultural and
 agricultural real
 estate                     583     13.03        577    12.40
Consumer                  1,096     12.26      1,044    11.49
Lease financing(1)           44      1.43         30     1.28
Unallocated               3,345         -      3,097        -
                         ------    -------    ------   -------
                         $7,945    100.00%    $7,362   100.00%
                         ======    =======    ======   =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                    As of December 31, 1996
                                   --------------------------
                                                  Loan/
                                                  Lease
                                                  Category
                                                  to Gross
                                                  Loans &
                                     Amount       Leases
                                     ------       --------
Commercial and commercial
 real estate                         $1,568        42.46%
Residential mortgage                    590        34.33
Agricultural and agricultural
 real estate                            480        11.83
Consumer                                818         9.94
Lease financing(1)                       28         1.44
Unallocated                           2,707            -
                                     ------       -------
                                     $6,191       100.00%
                                     ======       =======

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 16% of total assets at December 31, 2000, as compared to 18% at December 31, 1999.

During both 2000 and 1999, management elected to replace paydowns received on mortgage-backed securities with less volatile U.S. government agency securities, as the spreads on mortgage-backed securities compared to comparable U.S. treasury securities with the same maturities narrowed. The state tax-exempt nature of selected U.S. government agency securities also made them attractive purchases for Heartland's Illinois bank subsidiaries. The tables below present the composition and maturities of the securities portfolio by major category.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 2000        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. Treasury
 securities              $    -        -%    $      -         -%
U.S. government
 agencies                     -        -      118,897     52.13
Mortgage-backed
 securities                   -        -       53,407     23.42
States and political
 subdivisions             2,111     0.93       31,933     14.00
Other securities              -        -       21,717      9.52
                         ------    -------   --------    -------
Total                    $2,111     0.93%    $225,954     99.07%
                         ======    =======   ========    =======

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)

                                           Total
                                                  % of
December 31, 2000                    Amount    Portfolio
                                     -------------------
U.S. Treasury securities             $      -          -%
U.S. government agencies              118,897      52.13
Mortgage-backed securities             53,407      23.42
States and political
 subdivisions                          34,044      14.93
Other securities                       21,717       9.52
                                     --------     -------
Total                                $228,065     100.00%
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
                                     ========     =======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                                               After One But
                          Within One Year    Within Five Years
                          ---------------    -----------------
December 31, 2000          Amount   Yield     Amount    Yield
                          ------------------------------------
U.S. government
 agencies                  20,053    6.34      97,822    6.48
Mortgage-backed
 securities                11,255    5.80      25,571    6.88
States and political
 subdivisions (1)           3,983    8.93       3,946    7.87
Other securities            5,092    5.54       5,029    5.75
                          -------   ------    -------  -------
Total                     $40,383    6.35%   $132,368    6.57%
                          =======   ======   ========  =======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                           After Five But
                          Within Ten Years   After Ten Years
                          ----------------   -----------------
                           Amount   Yield     Amount    Yield
                          ------------------------------------
U.S. government
 agencies                   1,022    6.95          -        -
Mortgage-backed
 securities                 7,143    7.08      9,438     7.06
States and political
 subdivisions (1)           8,282    7.98     17,833     8.05
Other securities                -       -          -        -
                          -------  -------   -------    ------
Total                     $16,447    7.53%   $27,271     7.71%
                          =======  =======   =======    ======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                                             Total
                                      Amount       Yield
                                     -------------------
U.S. government agencies              118,897       6.46
Mortgage-backed securities             53,407       6.71
States and political
 subdivisions (1)                      34,044       7.09
Other securities (2)                   10,121       5.65
                                     --------      ------
Total                                $216,469       6.72%
                                     ========      ======

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate.
(2) Other securities does not include equity securities.

DEPOSITS AND BORROWED FUNDS

Total average deposits experienced an increase of $230.7 million or 30% during 2000 compared to an increase of $117.6 million or 18% during 1999. The Clovis acquisition comprised $97.5 million or 42% of the increase in 2000 while the Monroe acquisition accounted for $40.1 million or 34% of the growth in average deposits during 1999. Without including these acquisitions, growth was $133.2 million or 17% during 2000 and $77.5 million or 12% during 1999. All of the subsidiary banks grew average deposits during both years. The de novo community banks in Rockford, Illinois and Albuquerque, New Mexico made up $46.4 million or 35% of the 2000 growth and $36.6 or 47% of the 1999 growth, exclusive of the acquisitions.

Heartland continued to focus efforts on shifting the mix of total deposits from the time deposit category to the demand and savings deposit categories. In order to attract additional deposit customers into these categories, the subsidiary banks enhanced their checking and money market deposit product lines. As a result, all the banks experienced success in growing demand deposit balances during the past two years, as each grew these balances by more than 3%, with much more significant growth occurring in Heartland's newer markets targeted by New Mexico Bank & Trust, Wisconsin Community Bank and Riverside Community Bank. The shift in 2000 from savings to certificate of deposit accounts occurred as interest rates rose over the year and deposit customers became more interested in certificate of deposit products and less interested in savings products.

The table below sets forth the distribution of Heartland's average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS (Dollars in thousands)
For the year ended December 31, 2000
                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                      --------------------------
Demand deposits                       $  124,117   12.30%      -%
Savings accounts                         385,047   38.18    3.61
Time deposits less than $100,000         400,096   39.67    5.82
Time deposits of $100,000 or more         99,322    9.85    6.04
                                      ----------  -------
Total deposits                        $1,008,582  100.00%
                                      ==========  =======

AVERAGE DEPOSITS (Dollars in thousands)
For the year ended December 31, 1999
                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                      --------------------------
Demand deposits                       $   81,511   10.48%      -%
Savings accounts                         324,476   41.71    3.33
Time deposits less than $100,000         312,051   40.12    5.50
Time deposits of $100,000 or more         59,822    7.69    5.39
                                      ----------  -------
Total deposits                        $  777,860  100.00%
                                      ==========  =======

AVERAGE DEPOSITS (Dollars in thousands)
For the year ended December 31, 1998
                                                  Percent
                                        Average      of
                                        Balance   Deposits  Rate
                                      --------------------------
Demand deposits                       $   60,514    9.17%      -%
Savings accounts                         266,282   40.33    3.57
Time deposits less than $100,000         282,142   42.73    5.75
Time deposits of $100,000 or more         51,283    7.77    5.66
                                      ----------  -------
Total deposits                        $  660,221  100.00%
                                      ==========  =======

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2000.

Time Deposits $100,000 and Over (Dollars in thousands)

                                            December 31,
                                                2000
                                            ------------
3 months or less                              $ 32,312
Over 3 months through 6 months                  30,540
Over 6 months through 12 months                 49,628
Over 12 months                                  21,988
                                              --------
                                              $134,468
                                              ========

All of the Heartland banks own stock in the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 2000 and 1999, were $51.1 million and $33.6 million, respectively. Additional FHLB advances were utilized during 2000 at the bank subsidiaries to fund a portion of the loan growth experienced.

Heartland also utilizes securities sold under agreements to repurchase as a source of funds. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. With the entry into new markets, these balances have grown from $66.8 million at December 31, 1999, to $93.0 million at December 31, 2000.

On September 28, 2000, Heartland entered into a credit agreement with two unaffiliated banks to replace an existing term credit line as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $50.0 million. At December 31, 2000, $39.3 million was outstanding on the revolving credit lines with the total classified as short-term borrowings. The additional $10.0 million credit line was established primarily to provide additional working capital to the nonbanking subsidiaries and to meet general corporate commitments. On July 23, 1999, Heartland had amended its credit agreement to increase its unsecured credit line from $20.0 to $40.0 million. The additional credit line provided the $18.0 million capital investment required at Wisconsin Community Bank to complete the Monroe acquisition.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS (Dollars in thousands)

                                          At or for the
                                      Year Ended December 31,
                                      2000     1999      1998
                                   ----------------------------
Balance at end of period           $175,084  $132,300  $ 75,920
Maximum month-end amount
 Outstanding                        182,600   140,992   102,313
Average month-end amount
 Outstanding                        171,272   116,252    80,277
Weighted average interest
 rate at year-end                     5.79%     4.80%     5.00%
Weighted average interest
 rate for the year ended              6.03%     5.03%     5.19%


CAPITAL RESOURCES

Heartland's risk-based capital ratios, which take into account the different credit risks among banks' assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 8.74% and 9.90%, respectively, on December 31, 2000, compared with 10.56% and 11.68%, respectively, on December 31, 1999, and 11.05% and 12.13% at December 31, 1998. At December 31, 2000, Heartland's leverage ratio, the ratio of Tier 1 capital to total average assets, was 7.25% compared to 8.85% and 8.58% at December 31, 1999 and 1998, respectively. It has been management's intent to fully utilize its capital resources and, as planned, these capital ratios have declined over the years as Heartland experienced substantial growth. All the Heartland banks have been, and will continue to be, managed so they meet the well capitalized requirements under the regulatory framework for prompt corrective action.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of Wisconsin Community Bank in March of 1997, one remaining cash payment to previous stockholders is due in 2001 totaling $584 thousand, plus interest at rates of 7.00% to 7.50%. The acquisition and merger of Lease Associates Group into ULTEA in July of 1998 included an agreement to make three equal cash payments to the previous principal stockholder of $643 thousand, plus interest at 7.50%, with the final payment due in 2001.

In July of 1999, Wisconsin Community Bank completed its acquisition of Bank One Wisconsin's Monroe banking center. As part of this transaction, Heartland infused an additional capital investment at Wisconsin Community Bank of $18.0 million.

On January 1, 2000, Heartland completed its acquisition of National Bancshares, Inc., the one-bank holding company of First National Bank of Clovis. The bank has four locations in the New Mexico communities of Clovis and Melrose, with $120.1 million in assets and $97.5 million in deposits at December 31, 1999. The total purchase price was $23.1 million, of which $5.8 million was paid in common stock of Heartland to National Bancshares' Employee Stock Ownership Plan (the "ESOP") and $3.8 million in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. The remaining requisite cash payments under these notes payable total $855 thousand in 2001 and 2002, and $637 thousand in 2003 and 2004, plus interest. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4.6 million for 255,180 of the 319,009 shares of Heartland common stock originally issued to them. Immediately following the closing of the acquisition, the bank was merged into New Mexico Bank & Trust. As a result of this affiliate bank merger, Heartland's ownership in New Mexico Bank & Trust increased to approximately 88%.

In June of 2000, Heartland began offering a portion of its shares of New Mexico Bank & Trust's common stock to interested investors. Heartland will not allow its ownership to fall below 80% and all minority stockholders must enter into a stock transfer agreement before shares will be issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003. As of December 31, 2000, a total of 600 shares had been sold, decreasing Heartland's ownership to 86%.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used for general corporate purposes.

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

Heartland's capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS(1) (Dollars in thousands)

                                 December 31,
                       2000           1999             1998
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
               --------------------------------------------------
Capital Ratios:
Tier 1 capital $  102,443  8.74% $101,665 10.56% $ 81,149  11.05%
Tier 1 capital
 minimum
 requirement       46,878  4.00    38,517  4.00    29,379   4.00
               ---------- ------ -------- ------ --------  ------
 Excess        $   55,565  4.74% $ 63,148  6.56% $ 51.770   7.05%
               ========== ====== ======== ====== ========  ======
Total capital  $  116,034  9.90% $112,508 11.68% $ 89,093  12.13%
Total capital
 minimum
 requirement       93,756  8.00    77,035  8.00    58,757   8.00
               ---------- ------ -------- ------ --------  ------
 Excess        $   22,278  1.90% $ 35,473  3.68% $ 30,336   4.13%
               ========== ====== ======== ====== ========  ======
Total risk-
 adjusted
 assets        $1,171,951        $962,933        $734,463
               ==========        ========        ========

(1)  Based on the risk-based capital guidelines of the Federal
     Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1) (Dollars in thousands)

                                    December 31,
                              2000                1999
                        Amount     Ratio    Amount     Ratio
                      ---------------------------------------
Capital Ratios:
Tier 1 capital        $  102,443   7.25%  $  101,665    8.85%
Tier 1 capital
 minimum
 requirement(2)           56,492   4.00       45,965    4.00
                      ----------   -----  ----------   ------
Excess                $   45,951   3.25%  $   55,700    4.85%
                      ==========   =====  ==========   ======
Average adjusted
 assets               $1,412,304          $1,149,125
                      ==========          ==========

LEVERAGE RATIOS(1) (Dollars in thousands)

                                        December
                                          1998
                                    Amount    Ratio
                                  ------------------
Capital Ratios:
Tier 1 capital                     $   81,149  8.58%
Tier 1 capital
 minimum
 requirement(2)                       37,810   4.00
                                  ----------  ------
Excess                            $   43,339   4.58%
                                  ==========  ======
Average adjusted
 assets                           $  945,242
                                  ==========

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

(2) Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

OTHER DEVELOPMENTS

Current president and chief executive officer, Lynn B. Fuller, was elected to serve as chairman of the board at Heartland's regular board meeting held in July, 2000. After many years of dedicated service, former chairman Lynn S. Fuller retired from Heartland's board of directors at that time. Mr. Fuller will continue to serve as vice chairman on the board of directors of Dubuque Bank and Trust Company. James F. Conlan, a partner with the international law firm of Sidley & Austin of Chicago, Illinois was appointed to fill Mr. Fuller's unexpired term on Heartland's board of directors.

In February of 2001, Heartland was saddened by the death of vice chairman of the board, James A. Schmid. Mr. Schmid first joined the board of directors of DB&T in 1957 and was appointed its chairman in 1982, a position he held at the time of his death.
He was also one of the initial directors of Heartland when it was formed in 1981 and became vice chairman in 1990. John K. Schmidt, executive vice president and chief financial officer, has been elected to fill Mr. Schmid's unexpired term on Heartland's board of directors.

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

Heartland's revolving credit agreements, as of December 31, 2000, provided an additional borrowing capacity of $10.7 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2000, Heartland was in compliance with the covenants contained in this credit agreement, except that Heartland fell slightly below the 10% required risk-based capital ratio to be considered well-capitalized. The lending banks have been notified and have waived this requirement until June 30, 2001.

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

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Monthly, management utilizes both the standard balance sheet GAP report and an independently developed income statement GAP report to analyze the effect of changes in interest rates on net interest income and to manage interest rate risk. Also utilized periodically during the year is an interest rate sensitivity analysis, which simulates changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Through the use of these tools, Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant. Management does not believe that Heartland's primary market risk exposures and how those exposures were managed in 2000 have materially changed when compared to 1999.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland was not a party to these types of derivatives at December 31, 2000. However, Heartland does enter into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the instrument is exercised.

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TABLE OF MARKET RISK-SENSITIVE INSTRUMENTS (Dollars in thousands)
December 31, 2000

MATURING IN:                 2001      2002     2003       2004
                            ------------------------------------
ASSETS
Federal funds sold        $ 46,300  $      -  $      -  $      -
Time deposits in other
 financial institutions        966         2       536         -
Securities                  40,383    43,362    64,584    14,855
Loans and leases:
 Fixed rate loans          194,075   147,453   108,861    57,277
 Variable rate loans       167,006    39,009    42,973    27,001
                          --------  --------  --------  --------
Loans and leases, net      361,081   186,462   151,834    84,278
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Assets         $448,730  $229,826  $216,954  $ 99,133
                          ========  ========  ========  ========
LIABILITIES
Savings                   $406,712  $      -  $      -  $      -
Time deposits:
 Fixed rate time
  certificates less
  than $100,000            260,682   112,119    29,734     9,647
 Variable rate time
  certificates less
  than $100,000                988     2,027         -         -
                          --------  --------  --------  --------
Time deposits less
 than $100,000             261,670   114,146    29,734     9,647
Time deposits of
 $100,000 or more          112,480    16,610     4,371       200
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                175,084         -         -         -
Other fixed rate
 borrowings                      -    22,592    10,866       633
                          --------  --------  --------  --------
Other borrowings                 -    22,592    10,866       633
                          --------  --------  --------  --------
Total Market Risk-
 Sensitive Liabilities    $955,946  $153,348  $ 44,971  $ 10,480
                          ========  ========  ========  ========

                                               Average  Estimated
                                              Interest    Fair
MATURING IN:         2005  Thereafter   Total   Rate     Value
                    ---------------------------------------------
ASSETS
Federal funds sold  $     - $      - $   46,300  6.21% $   46,300
Time deposits in
 other financial
 institutions             -        -      1,504  5.32       1,504
Securities            9,567   55,314    228,065  6.74     228,108
Loans and leases:
 Fixed rate loans    28,665   68,910    605,241  8.72     604,644
 Variable rate
  loans              33,140  127,726    436,855  9.25     436,910
                    ------- -------- ----------        ----------
Loans and leases,
 net                 61,805  196,636  1,042,096         1,041,554
                    ------- -------- ----------        ----------
Total Market Risk-
 Sensitive Assets   $71,372 $251,950 $1,317,965        $1,317,466
                    ======= ======== ==========        ==========
LIABILITIES
Savings             $     - $      - $  406,712  3.89% $  406,712
Time deposits
 Fixed rate time
  certificates less
  than $100,000       8,368      702    421,252  6.21     422,142
 Variable rate time
  certificates less
  than $100,000           -        -      3,015  5.62       3,015
                    ------- -------- ----------        ----------
Time deposits less
 than $100,000        8,368      702    424,267           425,157
Time deposits of
 $100,000 or more       607      200    134,468  6.20     134,778
Federal funds
 purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings               -        -    175,084  5.79     175,084
Other fixed rate
 borrowings           4,006   29,584     67,681  7.93      60,440
                    ------- -------- ----------        ----------
Other borrowings      4,006   29,584     67,681            60,440
                    ------- -------- ----------        ----------
Total Market Risk-
 Sensitive
 Liabilities        $12,981 $ 30,486 $1,208,212        $1,202,171
                    ======= ======== ==========        ==========

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 2000 and 1999
          (Dollars in thousands, except per share data)

                              Notes      2000           1999
                              -----   ----------     ----------
ASSETS
Cash and due from banks         3     $   38,387     $   34,078
Federal funds sold                        46,300          1,875
                                      ----------     ----------
Cash and cash equivalents                 84,687         35,953
Time deposits in other
 financial institutions                    1,504          6,084
Securities:                     4
 Available for sale-at market
   (cost of $223,892 for 2000
   and $211,782 for 1999)                225,954        209,381
 Held to maturity-at cost
 (approximate market value
   of $2,154 for 2000 and
   $2,264 for 1999)                        2,111          2,196
Loans and leases:               5
 Held for sale                            18,127         16,636
   Held to maturity                    1,023,969        818,510
Allowance for loan and
 lease losses                   6        (13,592)       (10,844)
                                      ----------     ----------
Loans and leases, net                  1,028,504        824,302
Assets under operating leases             35,285         35,495
Premises, furniture and
 equipment, net                 7         30,155         26,995
Other real estate, net                       583            585
Goodwill and core deposit
 premium, net                             20,661         13,997
Other assets                              36,943         29,159
                                      ----------     ----------
TOTAL ASSETS                          $1,466,387     $1,184,147
                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:                       8
 Demand                               $  136,066     $   91,391
 Savings                                 406,712        367,413
 Time                                    558,535        410,855
                                      ----------     ----------
Total deposits                         1,101,313        869,659
Short-term borrowings           9        175,084        132,300
Accrued expenses and other
 liabilities                              26,163         18,958
Other borrowings                11        67,681         76,657
                                      ----------     ----------
TOTAL LIABILITIES                      1,370,241      1,097,574
                                      ----------     ----------
STOCKHOLDERS' EQUITY:        13,14,16
Preferred stock
 (par value $1 per
 share; authorized
 200,000 shares)                               -              -
Common stock
 (par value $1 per share;
 authorized, 12,000,000
 shares; issued, 9,905,783
 shares at December 31,
 2000, and 9,707,252 shares
 at December 31, 1999)                     9,906          9,707
Capital surplus                           18,812         15,339
Retained earnings                         71,253         65,132
Accumulated other
 comprehensive income (loss)               1,301         (1,511)
Treasury stock at cost
 (287,573 and 120,478 shares
 at December 31, 2000, and
 December 31, 1999, respectively)         (5,126)        (2,094)
                                      ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                96,146         86,573
                                      ----------     ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $1,466,387     $1,184,147
                                      ==========     ==========

See accompanying notes to consolidated financial statements.


                CONSOLIDATED STATEMENTS OF INCOME
      For the years ended December 31, 2000, 1999 and 1998
          (Dollars in thousands, except per share data)

                         Notes     2000       1999      1998
                         -----   --------   --------  --------
INTEREST INCOME:
Interest and fees on
  loans and leases            5  $ 89,368    $60,947   $49,901
Interest on securities:
  Taxable                          11,824     11,113    11,515
  Nontaxable                        1,814      1,216     1,133
Interest on federal funds sold                    911      410
1,582
Interest on interest bearing
  deposits in other financial
  institutions                        333        468       386
                                 ---------  --------  --------
TOTAL INTEREST INCOME             104,250     74,154    64,517
                                 ---------  --------  --------
INTEREST EXPENSE:
Interest on deposits          8    43,195     31,180    28,645
Interest on short-term
  borrowings                       10,188      5,630     4,076
Interest on other borrowings        6,326      4,039     3,583
                                 ---------  --------  --------

TOTAL INTEREST EXPENSE             59,709     40,849    36,304
                                 ---------  --------  --------
NET INTEREST INCOME                44,541     33,305    28,213
Provision for loan and
  lease losses                6     3,301      2,626       951
                                 ---------  --------  --------
Net interest income after
  provision for loan and
  lease losses                     41,240     30,679    27,262
                                 ---------  --------  --------

OTHER INCOME:
Service charges and fees            5,386      3,906     3,013
Trust fees                          3,088      2,662     2,284
Brokerage commissions                 846        655       413
Insurance commissions                 862        803       751
Securities gains, net                 501        713     1,897
Rental income on operating leases              14,918   14,718
7,428
Gains on sale of loans                521      1,028     1,212
Impairment loss on equity
  securities                         (244)         -         -
Other noninterest income            1,130        939       299
                                 ---------  --------  --------
TOTAL OTHER INCOME                 27,008     25,424    17,297
                                 ---------  --------  --------
OTHER EXPENSES:
Salaries and employee
  benefits                    12   23,876     18,945    15,218
Occupancy                     13    2,904      2,076     1,695
Furniture and equipment             3,015      2,416     1,998
Depreciation on equipment
  under operating leases           11,199     10,844     5,296
Outside services                    2,661      2,239     1,416
FDIC deposit insurance
  assessment                          228        121       118
Advertising                         1,492      1,376     1,150
Goodwill and core deposit
  intangibles amortization          1,814        682       234
Other operating expenses            7,257      6,023     4,656
                                 ---------  --------  --------
TOTAL OTHER EXPENSES               54,446     44,722    31,781
                                 ---------  --------  --------
Income before income taxes         13,802     11,381    12,778
Income taxes                  10    4,216      3,156     3,757
                                 ---------  --------  --------
NET INCOME                       $  9,586    $ 8,225   $ 9,021
                                 =========  ========  ========
EARNINGS PER COMMON SHARE-BASIC  $   1.00    $  0.86   $  0.95
                                 =========  ========  ========
EARNINGS PER COMMON SHARE-
  DILUTED                     1  $   0.98    $  0.84   $  0.94
                                 =========  ========  ========

CASH DIVIDENDS DECLARED PER
  COMMON SHARE                   $   0.36    $  0.34   $  0.31
                                 =========  ========  ========

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME
      For the years ended December 31, 2000, 1999 and 1998
          (Dollars in thousands, except per share data)


                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------

Balance at January 1, 1998         $ 4,854   $13,706   $58,914
Net Income - 1998                                        9,021
Unrealized gain (loss) on
 securities available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $.31 per share                                 (2,928)
Two-for-one stock split              4,853              (4,853)
Purchase of 166,970 shares of
 common stock
Sale of 328,857 shares of
 common stock                                  1,278
                                   -------   -------   -------
Balance at December 31, 1998       $ 9,707   $14,984   $60,154

Net Income - 1999                                        8,225
Unrealized gain (loss) on
 securities available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $.34 per share                                 (3,247)
Purchase of 44,907 shares
 of common stock
Sale of 96,602 shares
 of common stock                                 355
                                   -------   -------   -------
Balance at December 31, 1999       $ 9,707   $15,339   $65,132


Net Income - 2000                                        9,586
Unrealized gain (loss) on
 securities available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $.36 per share                                 (3,465)
Purchase of 291,501 shares
 of common stock
Issuance of 322,937 shares
 of common stock                       199     3,473
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 2000       $ 9,906   $18,812   $71,253
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------   -----

Balance at January 1, 1998         $ 2,545   $(2,247)  $77,772
Net Income - 1998                                        9,021
Unrealized gain (loss) on
 securities available for sale       1,233               1,233
Reclassification adjustment for
 gains realized in net income       (1,897)             (1,897)
Income taxes                           226                 226
                                                       -------
Comprehensive income                                     8,583
Cash dividends declared:
 Common, $.31 per share                                 (2,928)
Two-for-one stock split                                      -
Purchase of 166,970 shares
 of common stock                              (4,431)   (4,431)
Sale of 328,857 shares
 of common stock                               3,996     5,274
                                   -------   -------   -------
Balance at December 31, 1998       $ 2,107   $(2,682)  $84,270

Net Income - 1999                                        8,225
Unrealized gain (loss) on
 securities available for sale      (4,769)             (4,769)
Reclassification adjustment for
 gains realized in net income         (713)               (713)
Income taxes                         1,864               1,864
                                                       -------
Comprehensive income                                     4,607
Cash dividends declared:
 Common, $.34 per share                                 (3,247)
Purchase of 44,907 shares
 of common stock                                (837)     (837)
Sale of 96,602 shares
 of common stock                               1,425     1,780
                                   -------   -------   -------
Balance at December 31, 1999       $(1,511)  $(2,094)  $86,573

Net Income - 2000                                        9,586
Unrealized gain (loss) on
 securities available for sale       4,003               4,003
Reclassification adjustment for
 gains realized in net income          257                 257
Income taxes                        (1,448)             (1,448)
                                                       -------
Comprehensive income                                    12,398
Cash dividends declared:
 Common, $.36 per share                                 (3,465)
Purchase of 291,501 shares
 of common stock                              (5,197)   (5,197)
Issuance of 322,937 shares of
 common stock                                  2,165     5,837
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 2000       $ 1,301   $(5,126)  $96,146
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended December 31, 2000, 1999 and 1998
          (Dollars in thousands, except per share data)

                                   2000       1999      1998
                                   ----       ----      ----
Cash Flows from Operating
 Activities:
Net income                      $  9,586  $  8,225   $  9,021
Adjustments to reconcile net
 income to net cash provided
  by operating activities:
 Depreciation and amortization    16,167    14,294      7,856
 Provision for loan and
  lease losses                     3,301     2,626        951
 Provision for income taxes           41      (348)      (488)
 Net amortization (accretion)
  of premium (discount)
   on securities                     (39)    1,417        875
 Securities gains, net              (501)     (713)    (1,897)
 Loans originated for sale       (42,991)  (80,804)  (139,554)
 Proceeds on sales of loans       36,273    75,351    142,328
 Net gain on sales of loans         (521)   (1,028)    (1,212)
 Increase in accrued
  interest receivable             (4,091)     (826)      (620)
 Increase in accrued interest
  payable                          2,641       353        623
 Loss on impairment of equity
  securities                         244         -          -
 Other, net                       (4,119)   (5,613)       468
                                --------  --------   --------
Net cash provided by operating
 activities                       15,991    12,934     18,351
                                --------  --------   --------
Cash Flows from Investing
 Activities:
 Purchase of time deposits          (600)        -     (5,934)
 Proceeds on maturities of time
  deposits                         5,180        43          -
 Proceeds from the sale of
  securities available for sale   34,442    22,454     30,204
 Proceeds from the maturity of
  and principal paydowns on
  securities held to maturity      6,353       520      1,180
 Proceeds from the maturity of
  and principal paydowns on
  securities available for sale   48,260    95,070     94,942
 Purchase of securities
  available for sale             (81,918)  (92,611)  (166,754)
 Net increase in loans and
  leases                        (132,761) (201,186)   (36,262)
 Increase in assets under
  operating leases               (11,409)  (11,716)   (12,161)
 Capital expenditures             (3,647)   (7,802)    (4,365)
 Net cash and cash equivalents
  received in acquisition
  of subsidiaries                 18,603    43,682      2,730
 Net cash received from minority
  interest stockholders              780        58      2,950
 Net cash and cash equivalents
  paid in acquisition of trust
  assets                               -      (528)         -
 Proceeds on sale of OREO and
  other repossessed assets           815     1,086         831
 Proceeds on sale of fixed
  assets                               -         4          8
                                --------  --------   --------
Net cash used by investing
 activities                     (115,902) (150,926)   (92,631)

Cash Flows from Financing
 Activities:
 Net increase in demand
  deposits and savings accounts   26,090    42,217     50,481
 Net increase in time deposit
  accounts                       111,248    18,165     43,864
 Net increase in other
  borrowings                       4,499    34,633     15,250
 Net increase (decrease) in
  short-term borrowings           15,451    38,403    (42,979)
 Purchase of treasury stock       (5,197)     (837)    (4,431)
 Proceeds from sale of
  treasury stock                      19     1,780        669
 Dividends                        (3,465)   (3,247)    (2,928)
                                --------  --------   --------
Net cash provided by
 financing activities            148,645   131,114     59,926
                                --------  --------   --------
Net increase (decrease) in
 cash and cash equivalents        48,734    (6,878)   (14,354)

Cash and cash equivalents at
 beginning of year                35,953    42,831     57,185
                                --------  --------   --------
Cash and cash equivalents at
 end of period                  $ 84,687  $ 35,953   $ 42,831
                                ========  ========   ========
Supplemental disclosures:
 Cash paid for income/
 franchise taxes                $  3,890  $  3,596   $  3,303

 Cash paid for interest         $ 57,068  $ 40,496   $ 35,681

Other borrowings transferred
 to short-term borrowings       $ 16,439  $ 15,599   $ 15,323

Acquisitions:
 Assets acquired                $119,837  $ 40,472   $ 28,000

 Cash paid for purchase of
  stock                         $(14,364) $      -   $      -
 Cash acquired                    32,967    43,682      2,730
                                --------  --------   --------
 Net cash received for
  acquisitions                  $ 18,603  $ 43,682   $  2,730

 Notes issued for acquisition   $  3,820  $      -   $  1,929
 Common stock issued for
  acquisition                   $  5,773  $      -   $  4,602

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

Principles of Presentation-The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company ("DB&T"); Galena State Bank and Trust Company ("GSB"); Riverside Community Bank ("RCB"); Wisconsin Community Bank ("WCB"); New Mexico Bank & Trust ("NMB"); First Community Bank, FSB ("FCB"); Citizens Finance Co.("Citizens"); ULTEA, Inc. ("ULTEA"); DB&T Insurance, Inc.; DB&T Community Development Corp.; DBT Investment Corporation; and Keokuk Bancshares, Inc. (dba KBS Investment Corp.); and Heartland Capital Trust I ("Trust I"). All of Heartland's subsidiaries are wholly-owned except for NMB, of which Heartland was an 86.47% owner on December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with general practice within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses.

Securities Available for Sale-Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Such securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders' equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the maturity or call date of the related security. Gains or losses from the sale of available for sale securities are determined based upon the adjusted cost of the specific security sold. Unrealized losses judged to be other than temporary are charged to operations for both securities available for sale and securities held to maturity.

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

Loans held for sale are stated at the lower of aggregate cost or estimated fair value. Loans are sold on a nonrecourse basis with either servicing released or retained, and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the balance sheet. The values of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are periodically reviewed for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. There was no valuation allowance required as of December 31, 2000 and 1999.

Mortgage loans serviced for others were $183,880 and $188,258 as of December 31, 2000 and 1999, respectively. Custodial escrow balances maintained in connection with the loan servicing portfolio were approximately $1,126 and $1,112 as of December 31, 2000 and 1999, respectively.

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

Heartland recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on an asset and liability approach and represents the change in deferred income tax accounts during the year, including the effect of enacted tax rate changes. Deferred tax assets are recognized if their expected realization is "more likely than not."

Treasury Stock - Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price.

Trust Department Assets - Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 are shown in the table below:

                                      2000      1999      1998
                                     ------    ------    ------
Net income                           $9,586    $8,225    $9,021
                                     ======    ======    ======
Weighted average common shares
 outstanding for basic earnings
 per share (1)                        9,628     9,555     9,463
Assumed incremental common shares
 issued upon exercise of stock
 options (1)                            130       196       148
                                     ------    ------    ------
Weighted average common shares
 for diluted earnings per share (1)   9,758     9,751     9,611
                                     ======    ======    ======
(1) in thousands

Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Effect of New Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferring Statement 133's Effective Date, which defers the effective date for implementation of FAS 133 by one year, making FAS 133 effective no later than January 1, 2001 for Heartland's financial statements. In June 2000, the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS No. 133. Heartland implemented FAS 133 on January 1, 2001 and determined that there was no material impact on the consolidated financial statements as a result of the implementation.

In September 2000, the FASB issued FAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 are effective for the December 31, 2000, financial statements. The other provisions of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Heartland does not expect the impact of the revised provisions will have a material impact on the consolidated financial statements.

TWO
ACQUISITIONS

Heartland regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On January 1, 2000, Heartland completed its acquisition of National Bancshares, Inc. ("NBI"), the one-bank holding company of First National Bank of Clovis ("FNB") in New Mexico. FNB has four locations in the New Mexico communities of Clovis and Melrose, with $120,113 in assets and $97,533 in deposits at December 31, 1999. The total purchase price for NBI was $23,103, of which $5,773 was paid in common stock of Heartland to NBI's Employee Stock Ownership Plan (the "ESOP") and $3,820 in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. As provided in the merger agreement, participants in the ESOP elected to receive a cash payment totaling $4,619 for 255,180 of the 319,009 shares of Heartland's common stock originally issued to them. Heartland merged FNB into its New Mexico bank subsidiary NMB immediately after the closing of the NBI acquisition. As a result of this affiliate bank merger, Heartland's ownership in NMB increased from its initial 80% to approximately 88%. The acquisition of NBI has been accounted for as a purchase; accordingly, the results of operations of FNB are included in the consolidated financial statements from the acquisition date. The resultant acquired deposit base intangible of $1,986 is being amortized over a period of 10 years, and the remaining excess purchase price over the fair value of assets acquired of $6,337 is being amortized over a period of 25 years. The pro forma effect of the acquisition was not material to the consolidated financial statements.

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

THREE
CASH AND DUE FROM BANKS

The Banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 2000 and 1999 were $2,627 and $1,443 respectively.

FOUR
Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity and available for sale securities as of December 31, 2000 and 1999, are summarized as follows:

                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                       ---------  ---------- ---------- --------

2000

Securities held to
 maturity:
Obligations of
 states and political
 subdivisions            $  2,111  $     44  $     (1)  $  2,154
                         --------  --------  --------   --------
Total                    $  2,111  $     44  $     (1)  $  2,154
                         ========  ========  ========   ========

Securities available
 for sale:
U.S. government
 corporations and
 agencies                $117,610  $  1,499  $   (212)  $118,897
Mortgage-backed
 securities                53,201       417      (211)    53,407
Obligations of states
 and political
 subdivisions              30,619     1,441      (127)    31,933
Corporate debt
 securities                10,182         -       (61)    10,121
                         --------  --------  --------   --------
Total debt
 securities               211,612     3,357      (611)   214,358
Equity securities          12,280       470    (1,154)    11,596
                         --------  --------  --------   --------
Total                    $223,892  $  3,827  $ (1,765)  $225,954
                         ========  ========  ========   ========


                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                       ---------  ---------- --------- ---------
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
                         ========  ========  ========   ========


The amortized cost and estimated fair value of debt securities held to maturity and available for sale at December 31, 2000, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

                                                    Estimated
                                     Amortized         Fair
                                        Cost          Value
                                     ---------      ---------
Securities held to maturity:
 Due in 1 year or less                $    610       $    610
 Due in 1 to 5 years                       856            874
 Due in 5 to 10 years                      645            670
                                      --------       --------
Total                                 $  2,111       $  2,154
                                      ========       ========
Securities available for sale:
 Due in 1 year or less                $ 39,668       $ 39,773
 Due in 1 to 5 years                   130,223        131,512
 Due in 5 to 10 years                   15,339         15,802
 Due after 10 years                     26,382         27,271
                                      --------       --------
Total                                 $211,612       $214,358
                                      ========       ========

As of December 31, 2000, securities with a fair value of $167,458 were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 2000, 1999 and 1998, are summarized as follows:

                               2000         1999        1998
                              --------    --------     --------
Securities sold:
 Proceeds from sales          $34,442     $22,454      $30,204
 Gross security gains           1,084       1,007        1,945
 Gross security losses            583         294           48

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 2000 and 1999, were as follows:

                                       2000           1999
                                     --------       --------
Loans:
Commercial and commercial
 real estate                        $  550,366     $  448,991
Residential mortgage                   215,638        180,347
Agricultural and agricultural
 real estate                           133,614         92,936
Consumer                               128,685        103,608
                                    ----------     ----------
Loans, gross                         1,028,303        825,882
Unearned discount                       (3,397)        (3,169)
Deferred loan fees                        (400)          (453)
                                    ----------     ----------
Loans, net                           1,024,506        822,260
                                    ----------     ----------
Direct financing leases:
 Gross rents receivable                 16,014         11,929
 Estimated residual value                4,750          3,100
 Unearned income                        (3,174)        (2,143)
                                    ----------     ----------
 Direct financing leases, net           17,590         12,886
                                    ----------     ----------
Allowance for loan and
 lease losses                          (13,592)       (10,844)
                                    ----------     ----------
Loans and leases, net               $1,028,504     $  824,302
                                    ==========     ==========

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2000, were as follows: $5,501 for 2001, $4,774 for 2002,
$3,850 for 2003, $3,446 for 2004, $2,030 for 2005 and $1,163
thereafter.

As DB&T is the largest subsidiary of Heartland, the majority of the loan portfolio is concentrated in northeast Iowa, northwest
Illinois and southwest Wisconsin.

Loans and leases on a nonaccrual status amounted to $5,860 and $1,414 at December 31, 2000 and 1999, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $3,087 and $104, respectively. Nonaccrual loans of $953 were not subject to a related allowance for loan and lease losses at December 31, 1999, because of the net realizable value of loan collateral, guarantees and other factors. All loans were subject to a related allowance at December 31, 2000, as Heartland enhanced its allowance adequacy methodology to identify a specific allocation for each credit. The average balances of nonaccrual loans for the years ended December 31, 2000, 1999 and 1998 were $3,209, $1,367 and $1,437, respectively. For the years ended December 31, 2000, 1999 and 1998, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $323, $63, and $59, respectively, and interest income actually recorded amounted to approximately $107, $16, and $10, respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland.
The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended
December 31, 2000, were as follows:

                                        2000
                                      --------
Balance at beginning of year          $ 22,718
New loans                               27,840
Repayments                             (26,125)
                                      --------
Balance at end of year                $ 24,433
                                      ========

SIX
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2000, 1999 and 1998, were as follows:

                                        2000    1999     1998
                                      -------  -------  -------
Balance at beginning of year          $10,844  $ 7,945  $ 7,362
Provision for loan and
 lease losses                           3,301    2,626      951
Recoveries on loans and leases
 previously charged off                   585      243      455
Loans and leases charged off           (2,280)    (635)    (823)
Additions related to acquisitions       1,142      665        -
                                      -------  -------  -------
Balance at end of year                $13,592  $10,844  $ 7,945
                                      =======  =======  =======

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2000 and 1999, were as follows:

                                                2000     1999
                                               -------  -------
Land and land improvements                     $ 4,623  $ 4,204
Buildings and building improvements             24,322   21,630
Furniture and equipment                         18,383   14,632
                                               -------  -------
Total                                           47,328   40,466
Less accumulated depreciation                  (17,173) (13,471)
                                               -------  -------
Premises, furniture and equipment, net         $30,155  $26,995
                                               =======  =======

Depreciation expense on premises, furniture and equipment was $2,667 for 2000, $2,095 for 1999 and $1,730 for 1998.

EIGHT
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 2000 and 1999, were $134,468 and $57,452, respectively. At December 31, 2000, the scheduled maturities of time certificates of deposit were as follows:

                      2000
                    ---------
2001                $ 374,150
2002                  130,756
2003                   34,105
2004                    9,847
2005 thereafter         9,677
                    ---------
Total               $ 558,535
                    =========

Interest expense on deposits for the years ended December 31, 2000, 1999 and 1998, was as follows:

                                      2000      1999      1998
                                     -------   -------   -------
Savings and insured money
 market accounts                     $13,913   $10,789   $ 9,512
Time certificates of deposit in
 denominations of $100 or more         6,001     3,222     2,905
 Other time deposits                  23,281    17,169    16,228
                                     -------   -------   -------
Interest expense on deposits         $43,195   $31,180   $28,645
                                     =======   =======   =======

NINE
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2000 and 1999, were as follows:

                                               2000      1999
                                             --------  --------
Securities sold under
 agreements to repurchase                    $ 92,991  $ 66,839
Federal funds purchased                         4,150    28,600
Federal Home Loan Bank ("FHLB")
 advances                                      26,004    17,504
U.S. Treasury demand note                       3,468     7,781
Notes payable on leased assets                  7,090     6,339
Contracts payable to previous
 owners of LAG for acquisition                    643       643
Contracts payable to previous
 stockholders of WCB for
 acquisition                                      594       594
Contracts payable to previous
 stockholders of NBI for
 acquisition                                      844         -
Note payable to unaffiliated banks             39,300     4,000
                                             --------  --------
Total                                        $175,084  $132,300
                                             ========  ========

On September 28, 2000, Heartland entered into a credit agreement with two unaffiliated banks to replace an existing term credit line, as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $50,000 at any one time. At December 31, 2000, $39,300 was outstanding on the revolving credit lines, with the total classified as short-term borrowings. The additional credit line was established primarily to provide additional working capital to the nonbanking subsidiaries and to meet general corporate commitments. On July 23, 1999, Heartland had amended its credit agreement to increase its unsecured credit line from $20,000 to $40,000. The additional credit line provided the $18,000 capital investment required at WCB to complete the Monroe acquisition.

See note 11 related to collateral pledged for FHLB advances.

All repurchase agreements as of December 31, 2000 and 1999, were due within six months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2000, 1999 and 1998, were as follows:

                                      2000      1999      1998
                                    --------  --------  --------
Maximum month-end balance           $182,600  $140,992  $102,313
Average month-end balance            171,272   116,252    80,277
Weighted average interest
 rate for the year                      6.03%     5.03%    5.19%
Weighted average interest
 rate at year-end                       5.79      4.80     5.00

TEN
INCOME TAXES

Income taxes for the years ended December 31, 2000, 1999 and
1998, were as follows:
                                     Current  Deferred   Total
                                     --------------------------

2000:
Federal                              $3,504    $  (86)   $3,418
State                                   850       (52)      798
                                     ------    ------    ------
Total                                $4,354    $ (138)   $4,216
                                     ======    ======    ======


1999:
Federal                              $2,790    $   14    $2,804
State                                   504      (152)      352
                                     ------    ------    ------
Total                                $3,294    $ (138)   $3,156
                                     ======    ======    ======

1998:
Federal                              $2,900    $  300    $3,200
State                                   577       (20)      557
                                     ------    ------    ------
Total                                $3,477    $  280    $3,757
                                     ======    ======    ======

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon Heartland's level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax liabilities and assets for the years ended December 31, 2000 and 1999, were as follows:


                                               2000      1999
                                              -------   -------

Deferred tax assets:
Unrealized loss on
  Securities available for sale               $     -   $   889
Allowance for loan
 and lease losses                               5,008     4,020
Deferred compensation                             518       280
Securities                                         67        30
Net operating loss                                670       600
Other                                              42         -
                                              -------   -------
Gross deferred tax assets                     $ 6,305   $ 5,819
                                              -------   -------

Deferred tax liabilities:
Unrealized gain on securities
 available for sale                           $  (761)  $     -
Fixed assets                                   (4,870)   (4,580)
Leases                                         (2,500)   (1,800)
Tax bad debt reserves                            (610)     (670)
Discount on loans                                (590)     (220)
Prepaid expenses                                 (214)     (165)
Other                                               -       (49)
Mortgage servicing rights                        (207)     (185)
                                              -------   -------
Gross deferred tax liabilities                $(9,752)  $(7,669)
                                              -------   -------
Net deferred tax (liability)                  $(3,447)  $(1,850)
                                              =======   =======

The actual income taxes differ from the expected amounts
(computed by applying the U.S. federal corporate tax rate of 35% for 2000, 1999 and 1998, to income before income taxes) as follows:

                                      2000      1999      1998
                                     --------------------------

Computed "expected" amount           $4,831    $3,983    $4,472
Increase (decrease) resulting from:
Nontaxable interest income             (624)     (515)     (511)
State income taxes, net of federal
 tax benefit                            520       230       360
Graduated income tax rates             (100)     (100)     (100)
Tax credits                            (440)     (440)     (440)
Other                                    29        (2)      (24)
                                     ------    ------    ------
Income taxes                         $4,216    $3,156    $3,757
                                     ======    ======    ======

Effective tax rates                    30.5%     27.7%     29.4%
                                     ======    ======    ======

Heartland has investments in certain low-income housing projects totaling $4,894 and $5,091 as of December 31, 2000 and 1999, respectively, which are included in other assets in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately
$440 per year through 2005.

ELEVEN
OTHER BORROWINGS

Other borrowings at December 31, 2000 and 1999, were
as follows:
                                              2000      1999
                                             -------   -------
Advances from the FHLB;
 weighted average maturity dates at
 December 31, 2000 and 1999, were
 July, 2004 and July, 2005,
 respectively; and weighted average
 interest rates were 6.55% and 6.03%,
 respectively                                $25,105   $16,109
Notes payable on leased assets with
 interest rates varying from 5.39% to
 9.50%                                        15,466    13,322
Note payable with unaffiliated bank                -    21,000
Trust preferred securities                    25,000    25,000
Contracts payable to previous stock-
 holders of LAG for acquisition due
 over a three-year schedule at 7.50%
 through July, 2001                                -       643
Contracts payable to previous stock-
 holders of WCB for acquisition due
 in annual payments over two-, three- or
 four-year schedules at interest rates
 of 7.00% to 7.50% through March, 2001             -       583
Contracts payable to previous stock-
 holders of NBI for acquisition due
 over a three- or five-year schedule at
 7.00% through January, 2004                   2,110         -
                                             -------    ------
Total                                        $67,681   $76,657
                                             =======   =======

The Banks are members of the FHLB of Des Moines, Chicago, or Dallas. The advances from the FHLB are collateralized by the Banks' investment in FHLB stock of $6,097 and $3,756 at December 31, 2000 and 1999, respectively. Additional collateral is provided by the Banks' one-to-four unit residential mortgages totaling $178,706 at December 31, 2000, and $113,133 at December 31, 1999.

See Note 9 related to the note payable to unaffiliated banks.

On October 21, 1999, Heartland completed an offering of $25,000 of 9.60% cumulative capital securities representing undivided beneficial interests in Trust I, a special purpose trust subsidiary of Heartland formed for the sole purpose of this offering. The proceeds from the offering were used by Trust I to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes, including the repayment of $15,000 of indebtedness on the revolving credit loan and the financing of acquisitions. All of the securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2000 and 1999. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year.
The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $1,103 as of December 31, 2000.

Future payments at December 31, 2000, for all other borrowings were as follows:

2002                $ 22,592
2003                  10,866
2004                     633
2005                   4,006
Thereafter            29,584
                    --------
Total               $ 67,681
                    ========

TWELVE
EMPLOYEE BENEFIT PLANS

Heartland sponsors a retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $692 for 2000, $530 for 1999 and $435 for 1998. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants' wages. Costs charged to operating expenses were $262 for 2000, $183 for 1999 and $161 for 1998.

Heartland also has a non-contributory, defined contribution pension plan covering substantially all employees. Annual contributions are based upon 5% of qualified compensation as defined in the plan. Costs charged to operating expense were $692 for 2000, $530 for 1999 and $435 for 1998.

THIRTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2000, for all non-cancelable leases were as follows:

2001                $  484
2002                   433
2003                   393
2004                   413
2005                   364
Thereafter             326
                    ------
Total               $2,413
                    ======

Rental expense for premises and equipment leased under operating leases was $694 for 2000, $521 for 1999 and $268 for 1998.

In the normal course of business, the Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements.
The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2000 and 1999, commitments to extend credit aggregated $371,654 and $274,406 and standby letters of credit aggregated $9,312 and $9,564, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

FOURTEEN
STOCK PLANS

Heartland's Stock Option Plan ("Plan") is administered by the Compensation Committee ("Committee") of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the Plan, 1,200,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Committee, but the exercise price for the incentive stock options may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2000 and 1999 respectively, there were 245,467 and 283,467 shares available for issuance under the Plan.

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

A summary of the status of the Plan as of December 31, 2000, 1999 and 1998, and changes during the years ended follows:

                       2000             1999             1998
                     Weighted-        Weighted-        Weighted-
                      Average          Average          Average
              Shares Exercise  Shares Exercise Shares  Exercise
               (000)   Price    (000)   Price  (000)     Price
              ------ --------  ------ -------- ------  ---------
Outstanding
 at beginning
 of year         760     $11     654     $10      522    $ 9
Granted           40      18     274      18      196     15
Exercised          0       -     (79)     19      (28)    15
Forfeited         (2)     16     (89)     19      (36)    16
                 ---             ---              ---
Outstanding at
 end of year     798     $12     760     $11      654    $10
                 ===             ===              ===
Options
 exercisable
 at end of year  389     $ 9     217     $ 9       89    $ 8
Weighted-average
 fair value of
 options
 granted during
 the year      $4.41           $1.96           $3.65


As of December 31, 2000 and 1999, options outstanding had exercise prices ranging from $8 to $18 per share and a weighted-average remaining contractual life of 5.48 and 6.77 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:


                            2000         1999        1998
                           ------       ------       ------
Risk-free interest rate      5.00%       6.28%        5.75%
Expected option life       10 Years    10 Years     10 Years
Expected volatility         13.04%      13.04%       24.27%
Expected dividends           2.00%       1.94%        1.76%

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

                             2000        1999          1998
                            ------      ------        ------

Net income as reported      $9,586      $8,225        $9,021
Pro forma                    9,231       7,890         8,745

Earnings per share-basic
 as reported                $ 1.00      $  .86        $  .95
Pro forma                      .96         .83           .92
Earnings per share-diluted
 as reported                $  .98      $  .84        $  .94
Pro forma                      .95         .81           .91


Pro forma net income reflects only options granted in 2000, 1999, 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1995, is not considered.

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 400,000 shares is available for sale under the ESPP. For the years ended December 31, 2000 and 1999, Heartland approved a price of 100% of fair market value at December 31, 1999 and December 31, 1998, respectively. At December 31, 2000 and 1999, respectively, 2,539 and 16,481 shares were purchased under the ESPP at no charge to Heartland's earnings.

During each of the years ended December 31, 2000, 1999 and 1998, Heartland acquired shares for use in the Plan and the ESPP.
Shares acquired totaled 291,501, 44,907 and 290,924 for 2000,
1999 and 1998, respectively.

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

                                          December 31,
                                              2000
                                   -------------------------
                                    Carrying        Fair
                                     Amount         Value
                                   -------------------------
Financial Assets:
 Cash and cash equivalents         $   84,687     $   84,687
 Time deposits in other banks           1,504          1,504
 Securities available for sale        225,954        225,954
 Securities held to maturity            2,111          2,154
 Loans and leases, net of
  unearned                          1,042,096      1,041,554
Financial Liabilities:
 Demand deposits                   $  136,066     $  136,066
 Savings deposits                     406,712        406,712
 Time deposits                        558,535        559,935
 Short-term borrowings                175,084        175,084
 Other borrowings                      67,681         60,440

                                          December 31,
                                              1999
                                   -------------------------
                                    Carrying        Fair
                                     Amount         Value
                                   -------------------------
Financial Assets:
 Cash and cash equivalents         $   35,953     $   35,953
 Time deposits in other banks           6,084          6,084
 Securities available for sale        209,381        209,381
 Securities held to maturity            2,196          2,264
 Loans and leases, net of
  unearned                            835,146        829,931
Financial Liabilities:
 Demand deposits                   $   91,391     $   91,391
 Savings deposits                     367,413        367,413
 Time deposits                        410,855        408,313
 Short-term borrowings                132,300        132,300
 Other borrowings                      76,657         84,796

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Banks met all capital adequacy requirements to which they were subject.

As of December 31, 2000, the most recent notification from the FDIC categorized each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution's category.


The Banks' actual capital amounts and ratios are also presented in the table below.

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 2000
Total Capital (to Risk-
 Weighted Assets)

  Consolidated  $116,034   9.90% $ 93,756  >8.0%     N/A      -
  DB&T            52,824  10.93    38.679  >8.0   $ 48,349  >10.0%
  GSB             12,691  10.91     9,305  >8.0     11,632  >10.0
  FCB              9,045  11.45     6,321  >8.0      7,901  >10.0
  RCB              8,063  10.10     6,385  >8.0      7,982  >10.0
  WCB             17,978  11.35    12,674  >8.0     15,842  >10.0
  NMB             22,512  11.41    15,790  >8.0     19,737  >10.0

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated  $102,443   8.74% $ 46,878  >4.0%     N/A     -
  DB&T            47,448   9.81    19,340  >4.0   $ 29,009  >6.0%
  GSB             11,470   9.86     4,653  >4.0      6,979  >6.0
  FCB              8,035  10.17     3,160  >4.0      4,741  >6.0
  RCB              7,269   9.11     3,193  >4.0      4,789  >6.0
  WCB             15,997  10.10     6,337  >4.0      9,505  >6.0
  NMB             20,117  10.19     7,895  >4.0     11,842  >6.0

Tier 1 Capital
 (to Average Assets)
  Consolidated  $102,443   7.25% $ 56,492  >4.0%     N/A     -
  DB&T            47,448   7.94    23,900  >4.0   $ 29,875  >5.0%
  GSB             11,470   7.51     6,111  >4.0      7,639  >5.0
  FCB              8,035   7.70     4,173  >4.0      5,217  >5.0
  RCB              7,269   7.26     4,005  >4.0      5,006  >5.0
  WCB             15,997   8.39     7,631  >4.0      9.539  >5.0
  NMB             20,117   8.75     9,193  >4.0     11,491  >5.0

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 1999
Total Capital (to Risk-
 Weighted Assets)

  Consolidated  $112,508  11.68% $ 77,035  >8.0%  $    N/A      -
  DB&T            51,041  10.75    37,980  >8.0     47,475  >10.0%
  GSB             11,604  12.16     7,635  >8.0      9,544  >10.0
  FCB              9,033  12.01     6,016  >8.0      7,520  >10.0
  RCB              6,555  11.57     4,534  >8.0      5,667  >10.0
  WCB             15,704  10.99    11,430  >8.0     14,287  >10.0
  NMB             15,306  19.02     6,438  >8.0      8,048  >10.0

Tier 1 Capital (to Risk-
 Weighted Assets)
  Consolidated  $101,665  10.56% $ 38,517  >4.0%  $    N/A      -
  DB&T            46,049   9.70    18,990  >4.0     28,485   >6.0%
  GSB             10,411  10.91     3,818  >4.0      5,726   >6.0
  FCB              8,092  10.76     3,008  >4.0      4,512   >6.0
  RCB              5,969  10.53     2,267  >4.0      3,400   >6.0
  WCB             14,012   9.81     5,715  >4.0      8,572   >6.0
  NMB             14,556  18.09     3,219  >4.0      4,829   >6.0

Tier 1 Capital
 (to Average Assets)
  Consolidated  $101,665   8.85% $ 45,965  >4.0%  $    N/A      -
  DB&T            46,049   7.94    23,212  >4.0     29,015   >5.0%
  GSB             10,411   7.68     5,424  >4.0      6,780   >5.0
  FCB              8,092   8.08     4,007  >4.0      5,009   >5.0
  RCB              5,969   8.23     2,900  >4.0      3,625   >5.0
  WCB             14,012   8.43     6,648  >4.0      8,310   >5.0
  NMB             14,556  18.00     3,235  >4.0      4,044   >5.0


The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings which could be available for the payment of dividends to Heartland totaled approximately $33,959 as of December 31, 2000, under the most restrictive minimum capital requirements.

SEVENTEEN
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc.
is as follows:

Balance Sheets
December 31,                                2000         1999
                                          --------     --------
Assets:
 Cash and interest bearing deposits       $    642     $  3,744
 Investment in subsidiaries                145,842      124,924
 Other assets                                2,844        2,434
 Due from subsidiaries                      16,750        7,550
                                          --------     --------
  Total                                   $166,078     $138,652
                                          ========     ========
Liabilities
 and stockholders' equity:
Liabilities:
 Short-term borrowings                    $ 40,738     $  4,594
 Other borrowings                           27,890       47,364
 Accrued expenses and other liabilities      1,304          121
                                          --------     --------
  Total liabilities                         69,932       52,079
                                          --------     --------
Stockholders' equity:
 Common stock                                9,906        9,707
 Capital surplus                            18,812       15,339
 Retained earnings                          71,253       65,132
 Accumulated other comprehensive
  income (loss)                              1,301       (1,511)
 Treasury stock                             (5,126)      (2,094)
                                          --------     --------
Total stockholders' equity                  96,146       86,573
                                          --------     --------
Total                                     $166,078     $138,652
                                          ========     ========


Income Statements for the
Years Ended December 31,           2000       1999      1998
                                 -------     ------    ------
Operating revenues:
Dividends from subsidiaries      $21,768     $8,515    $7,413
Other                                769        201       173
                                 -------     ------    ------
Total operating revenues          22,537      8,716     7,586
                                 -------     ------    ------
Operating expenses:
Interest                           4,934      2,087     1,115
Outside services                     198        172       151
Other operating expenses           1,441        450       442
                                 -------     ------    ------
Total operating expenses           6,573      2,709     1,708
                                 -------     ------    ------
Equity in undistributed earnings  (8,322)     1,430     2,684
                                 -------     ------    ------
Income before income tax benefit   7,642      7,437     8,562
Income tax benefit                 1,944        788       459
                                 -------     ------    ------
Net income                       $ 9,586     $8,225    $9,021
                                 =======     ======    ======

Statements of Cash Flows For
the Years Ended December 31,        2000      1999      1998
                                   ------    ------    ------
Cash flows from operating
 activities:
Net income                       $ 9,586   $ 8,225   $ 9,021
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Undistributed earnings of
 subsidiaries                      8,322    (1,430)   (2,684)
(Increase) decrease in due
  from subsidiaries               (9,200)   (7,550)    1,350
Increase (decrease) in other
  liabilities                      1,183      (130)       (6)
(Increase) decrease in other
  assets                            (410)     (992)      261
                                 -------   -------   -------
Net cash provided (used)
 by operating activities           9,481    (1,877)    7,942
                                 -------   -------   -------
Cash flows from investing
 activities:
Capital injections for
 subsidiaries                     (4,150)  (26,580)  (13,152)
Receipts for sale of
 minority interest                   780        58         -
Payments for purchase of
 subsidiaries                    (13,509)        -         -
Other                                 88        (5)        2
                                 -------   -------   -------
Net cash used by
 investing activities            (16,791)  (26,527)  (13,150)
                                 -------   -------   -------
Cash flows from financing
 activities:
Payments on other borrowings     (35,949)  (15,823)   (7,018)
Proceeds from other borrowings    48,800    49,580    18,895
Cash dividends paid               (3,465)   (3,247)   (2,928)
Purchase of treasury stock        (5,197)     (837)   (4,431)
Sale of treasury stock                19     1,780       669
                                 -------   -------   -------

Net cash provided by
 financing activities              4,208    31,453     5,187
                                 -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents             (3,102)    3,049       (21)
Cash and cash equivalents at
 beginning of year                 3,744       695       716
                                 -------   -------   -------
Cash and cash equivalents at
 end of year                     $   642   $ 3,744   $   695
                                 =======   =======   =======

EIGHTEEN
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2000                                   December 31  September 31
                                       -----------  ------------

Net interest income                     $   11,294  $   11,398
Provision for loan and lease losses            696         779
Net interest income after provision
 for loan and lease losses                  10,598      10,619
Noninterest income                           7,211       6,932
Noninterest expense                         13,737      13,723
Provision for income taxes                   1,316       1,231
Net income                                   2,756       2,597

Per share:
 Basic earnings per share               $     0.29  $     0.27
 Diluted earnings per share                   0.28        0.27
 Cash dividends declared on
  common stock                                0.09        0.09
 Book value per common share                 10.00        9.58
 Market price - high                         14.63       15.00
                low                          12.50       14.00
 Weighted average common shares
  outstanding                            9,615,392   9,619,934
 Weighted average diluted common
  Shares outstanding                     9,724,766   9,745,536

Ratios:
 Return on average assets                     0.77%       0.74%
 Return on average equity                    11.78       11.44
 Net interest margin                          3.61        3.75
 Efficiency ratio                            73.38       74.55

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2000                                     June 30      March 31
                                       -----------  ------------

Net interest income                     $   11,140  $   10,709
Provision for loan and lease losses          1,007         819
Net interest income after provision
 for loan and lease losses                  10,133       9,890
Noninterest income                           6,645       6,453
Noninterest expense                         13,709      13,510
Provision for income taxes                     880         789
Net income                                   2,189       2,044

Per share:
 Basic earnings per share               $     0.23  $     0.21
 Diluted earnings per share                   0.22        0.21
 Cash dividends declared on
  common stock                                0.09        0.09
 Book value per common share                  9.26        9.13
 Market price - high                         16.25       18.50
                low                          14.00       14.88
 Weighted average common shares
  outstanding                            9,626,131   9,518,805
 Weighted average diluted common
  Shares outstanding                     9,759,418   9,673,493

Ratios:
 Return on average assets                     0.65%       0.63%
 Return on average equity                    10.01        9.41
 Net interest margin                          3.79        3.84
 Efficiency ratio                            75.82       78.58

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

1999                                   December 31  September 30
                                       -----------  ------------

Net interest income                     $    9,262  $    8,860
Provision for loan and lease losses            650         680
Net interest income after provision
 for loan and lease losses                   8,612       8,180
Noninterest income                           6,242       6,358
Noninterest expense                         12,205      11,802
Provision for income taxes                     641         731
Net income                                   2,008       2,005

Per share:
 Basic earnings per share               $     0.21  $     0.21
 Diluted earnings per share                   0.21        0.20
 Cash dividends declared on
  common stock                                0.09        0.09
 Book value per common share                  9.03        8.96
 Market price - high                         19.38       20.50
                low                          16.00       18.88
 Weighted average common shares
  outstanding                            9,528,149   9,588,244
 Weighted average diluted common
  shares outstanding                     9,723,616   9,795,018

Ratios:
 Return on average assets                     0.68%       0.73%
 Return on average equity                     9.20        9.23
 Net interest margin                          3.66        3.69
 Efficiency ratio                            77.40       76.73

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

1999                                     June 30      March 31
                                       -----------  ------------

Net interest income                     $    7,982  $    7,201
Provision for loan and lease losses            762         534
Net interest income after provision
 for loan and lease losses                   7,220       6,667
Noninterest income                           6,298       6,526
Noninterest expense                         10,582      10,133
Provision for income taxes                     863         921
Net income                                   2,073       2,139

Per share:
 Basic earnings per share               $     0.22  $     0.22
 Diluted earnings per share                   0.21        0.22
 Cash dividends declared on
  common stock                                0.08        0.08
 Book value per common share                  8.91        8.84
 Market price - high                         19.75       19.50
                low                          18.25       17.88
 Weighted average common shares
  outstanding                            9,523,013   9,518,805
 Weighted average diluted common
  shares                                 9,719,293   9,709,468

Ratios:
 Return on average assets                     0.83%       0.91%
 Return on average equity                     9.78       10.28
 Net interest margin                          3.66        3.51
 Efficiency ratio                            74.07       75.63

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Des Moines, Iowa
January 19, 2001

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

The consolidated financial statements as of December 31, 2000, 1999 and 1998, of Heartland Financial USA, Inc. and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; First Community Bank, FSB; DB&T Insurance, Inc.; DB&T Community Development Corp.; Citizens Finance Co.; ULTEA, Inc.; Keokuk Bancshares, Inc. (dba KBS Investment Corp); DBT Investment Corporation; and Heartland Capital Trust I were audited by independent certified public accountants. Their role is to render independent professional opinions of the fairness of the consolidated financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards.

The Audit Committees of the Boards of Directors of member banks meet periodically with the internal auditors to review matters relating to internal accounting controls and the nature, extent and results of audit efforts. The internal auditors and independent certified public accountants have free access to the Audit Committees.


/s/ Lynn B. Fuller
-----------------------------
Lynn B. Fuller
President and CEO, Heartland Financial USA, Inc.


/s/ John K. Schmidt
-----------------------------
John K. Schmidt
Executive Vice President and CFO, Heartland Financial USA, Inc.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 2001 annual meeting of stockholders dated April 4, 2001 (the "2001 Proxy Statement") under the caption "Election of Directors" and under the caption, "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2000, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.


                                        Position with Heartland
                                         and Subsidiaries
     Name                Age            and Principal Occupation

Lynn B. Fuller                     51   Chairman, President and
                                        Chief Executive Officer of
                                        Heartland; Vice Chairman of
                                        DB&T; Director of GSB, FCB,
                                        RCB, WCB, NMB, Keokuk, and
                                        Citizens; Director and
                                        President of Citizens;
                                        Chairman and Director of
                                        ULTEA.

John K. Schmidt                    41   Executive Vice
                                        President, Chief Financial
                                        Officer and Treasurer of
                                        Heartland; Director,
                                        President and Chief Executive
                                        Officer of DB&T; Treasurer of
                                        Citizens; Director of Keokuk;
                                        Treasurer of ULTEA

Kenneth J. Erickson                49   Executive Vice
                                        President, Credit
                                        Administration, of Heartland;
                                        Executive Vice President,
                                        Lending of DB&T; Senior Vice
                                        President of Citizens;
                                        Director of ULTEA

Edward H. Everts                   49   Senior Vice President,
                                        Heartland, Operations and
                                        Retail Banking; Senior Vice
                                        President of Operations and
                                        Retail Banking of DB&T

Douglas J. Horstmann               47   Senior Vice President,
                                        Lending of Heartland;
                                        Executive Vice President,
                                        Head of Lending of DB&T

Paul J. Peckosh                    55   Senior Vice President,
                                        Trust of Heartland; Executive
                                        Vice President, Trust, of
                                        DB&T


Mr. Lynn B. Fuller is the brother-in-law of Mr. James F. Conlan.
There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a director of Heartland and of DB&T since 1984 and has been President of Heartland since 1987. He has been a director of GSB since its acquisition by Heartland in 1992 and of Keokuk and FCB since the merger in 1994. Mr. Fuller joined DB&T in 1971 as a consumer loan officer and was named DB&T's Executive Vice President and Chief Executive Officer in 1985. He was named Director of RCB in conjunction with the opening of the de novo operation in 1995, Director of WCB in conjunction with the purchase of Cottage Grove State Bank in 1997 and Director of NMB in conjunction with the opening of the de novo bank in 1998. Mr. Fuller was President of DB&T from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

John K. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991. He has been employed by DB&T since September, 1984 and became DB&T's Vice President, Finance in 1986, Senior Vice President and Chief Financial Officer in January, 1991 and President and Chief Executive Officer in 1999. Mr. Schmidt is a certified public accountant and worked at KPMG LLP in Des Moines, Iowa, from 1982 until joining DB&T. Mr.
Schmidt was appointed in February, 2001, to the vacancy on the board of directors created by the death of James A. Schmid, the Vice Chairman of the Board who had served as a director of Heartland Financial USA, Inc. since 1981.

Kenneth J. Erickson was named Executive Vice President, Credit Administration, of Heartland in 1999 and has served as Executive Vice President since 2000, Senior Vice President since 1992 and Senior Vice President, Lending of DB&T since 1989. Mr. Erickson joined DB&T in 1975 and was appointed Vice President, Commercial Loans in 1985.

Edward H. Everts was appointed as Senior Vice President of
Heartland in 1996.  Mr. Everts joined DB&T as Senior Vice
President, Operations and Retail Banking in 1992. Prior to his service with DB&T, Mr. Everts was Vice President and Lead Retail
Banking Manager of First Bank, Duluth, Minnesota.

Douglas J. Horstmann was named as Senior Vice President of Heartland in 1999, and has been Executive Vice President, Lending since 2000 and Senior Vice President, Lending, of DB&T since 1989. Mr. Horstmann joined DB&T in 1980 and was appointed Vice President, Commercial Loans in 1985. Prior to joining DB&T, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh was appointed Senior Vice President of Heartland in 1999, and has been Executive Vice President, Trust, since 2000 and Senior Vice President, Trust, of DB&T since 1991. Mr. Peckosh joined DB&T in 1975 as Assistant Vice President, Trust and was appointed Vice President, Trust in 1980. Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.

ITEM 11.

EXECUTIVE COMPENSATION

The information in the 2001 Proxy Statement, under the caption
"Executive Compensation" is incorporated by reference, except for the information contained under the heading "Compensation
Committee Report on Executive Compensation" and "Stockholder
Return Performance Presentation."

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2001 Proxy Statement, under the caption
"Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2001 Proxy Statement under the caption
"Transactions with Management" is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2001.

Heartland Financial USA, Inc.


By: /s/ Lynn B. Fuller               /s/ John K. Schmidt
    ------------------------         ------------------------
    Lynn B. Fuller                   John K. Schmidt
    Principal Executive Officer      Executive Vice President
                                     and Principal Financial
                                     and Accounting Officer

Date: March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2001.


/s/ Lynn B. Fuller                 /s/ John K. Schmidt
-----------------------------      -----------------------------
Lynn B. Fuller                     John K. Schmidt
President, CEO, Chairman           Executive Vice President, CFO
and Director                       and Director


/s/ James F. Conlan                /s/ Mark C. Falb
-----------------------------      -----------------------------
John K. Schmidt                    Mark C. Falb
Director                           Director


/s/ Gregory R. Miller              /s/ Evangeline K. Jansen
-----------------------------      -----------------------------
Gregory R. Miller                  Evangeline K. Jansen
Director                           Director


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

         4. 1 Specimen Stock Certificate of Heartland Financial USA, Inc. (Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission May 4, 1994, as amended (SEC File No. 33-76228)

         10.1 Heartland Financial USA, Inc. 1993 Stock Option Plan (Filed as Exhibit 10.1 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

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

         10.16 Amended and Restated Credit Agreement between Heartland Financial USA, Inc. and The Northern Trust Company dated July 23, 1999. (Filed as Exhibit 10.16 to Registrant's Form 10Q for the six months ended June 30, 1999, and incorporated by reference herein.)

         10.17  Agreement and Plan of Merger, dated as of August 17,
                1999, by and among Heartland Financial USA, Inc., National Bancshares, Inc. and NBI Acquisition Corporation. (Filed as
                Exhibit 2.1 to Registrant's Form 8K dated August 25, 1999, and incorporated by reference herein.)

         10.18 Amendment Agreement, dated as of November 1, 1999, between Heartland Financial USA, Inc. and the Northern Trust Company. (Filed as Exhibit 10.18 to Registrant's Form 10K for the fiscal year ended December 31, 1999, and incorporated by reference herein.)

         10.19 Second Amended and Restated Credit Agreement between Heartland Financial USA, Inc. and The Northern Trust
                Company dated September 28, 2000. (Filed as Exhibit 10.19 to Registrant's Form 10Q for the nine months ended September 30, 2000, and incorporated by reference herein.)

         10.20 See Exhibit 10.19 for substantially the same form of a Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated September 28, 2000, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million. (Filed as Exhibit 10.20 to Registrant's Form 10Q for the nine months ended September 30, 2000, and incorporated by reference herein.)

         11.    Statement re Computation of Per Share Earnings

         21.1   Subsidiaries of the Registrant

         23.1   Consent of KPMG LLP

         99.1 2001 Preliminary Proxy Statement (only such parts as are incorporated by reference into this Form 10-K)