Form 10-Q
period 2001-03-31
HEARTLAND FINANCIAL USA INC
filed 2001-05-15
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended March 31, 2001

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

                          (319)589-2100
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 9, 2001, the Registrant had outstanding
9,597,776 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)


                                          3/31/01     12/31/00
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   38,924   $   38,387
Federal funds sold                          44,400       46,300
                                        -----------  -----------
Cash and cash equivalents                   83,324       84,687
Time deposits in other
 financial institutions                      1,121        1,504
Securities:
 Trading                                       871            -
 Available for sale-at fair value
  (cost of $257,118 for 2001 and
  $223,892 for 2000)                       261,731      225,954
 Held to maturity-at cost
  (approximate fair value of
  $2,154 for 2000)                               -        2,111
Loans and leases:
 Held for sale                              18,471       18,127
 Held to maturity                        1,039,317    1,023,969
Allowance for loan and lease losses        (14,100)     (13,592)
                                        -----------  -----------
Loans and leases, net                    1,043,688    1,028,504
Assets under operating leases               34,680       35,285
Premises, furniture and equipment, net      29,895       30,155
Other real estate, net                         402          583
Goodwill and core deposit premium, net      20,245       20,661
Other assets                                36,093       36,943
                                        -----------  -----------
TOTAL ASSETS                            $1,512,050   $1,466,387
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  123,688   $  136,066
 Savings                                   389,682       406,712
 Time                                      591,733      558,535
                                        -----------  -----------
Total deposits                           1,105,103    1,101,313
Short-term borrowings                      198,057      175,084
Other borrowings                            82,357       67,681
Accrued expenses and other liabilities      27,189       26,163
                                        -----------  -----------
TOTAL LIABILITIES                        1,412,706    1,370,241
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 Share; authorized, 200,000 shares)              -            -
Common stock (par value $1 per share;
 authorized, 12,000,000 shares;
 issued 9,905,783 shares at March 31,
 2001, and December 31, 2000)                9,906        9,906
Capital surplus                             18,812       18,812
Retained earnings                           72,843       71,253
Accumulated other comprehensive income       2,909        1,301
Treasury stock at cost
 (287,573 shares at March 31, 2001,
 and December 31, 2000)                     (5,126)      (5,126)
                                        -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                  99,344       96,146
                                        -----------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,512,050   $1,466,387
                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                         Three Months Ended
                                        3/31/01        3/31/00
                                        --------       --------
INTEREST INCOME:
Interest and fees on loans and leases   $ 23,412       $ 20,184
Interest on securities:
 Taxable                                   3,120          3,114
 Nontaxable                                  471            425
Interest on federal funds sold               689             49
Interest on interest bearing deposits
 in other financial institutions              48            101
                                        --------       --------
TOTAL INTEREST INCOME                     27,740         23,873
                                        --------       --------
INTEREST EXPENSE:
Interest on deposits                      12,476          9,565
Interest on short-term borrowings          2,552          2,138
Interest on other borrowings               1,450          1,461
                                        --------       --------
TOTAL INTEREST EXPENSE                    16,478         13,164
                                        --------       --------
NET INTEREST INCOME                       11,262         10,709
Provision for loan and lease losses          721            819
                                        --------       --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN AND LEASE LOSSES      10,541          9,890
                                        --------       --------
OTHER INCOME:
Service charges and fees                   1,461          1,155
Trust fees                                   766            714
Brokerage commissions                        126            245
Insurance commissions                        251            192
Securities gains, net                        572            243
Loss on trading account securities          (225)             -
Rental income on operating leases          3,854          3,652
Gain on sale of loans                        393             40
Other noninterest income                     228            212
                                        --------       --------
TOTAL OTHER INCOME                         7,426          6,453
                                        --------       --------
OTHER EXPENSES:
Salaries and employee benefits             6,210          5,916
Occupancy                                    825            756
Furniture and equipment                      806            726
Depreciation on equipment under
 operating leases                          2,918          2,738
Outside services                             753            761
FDIC deposit insurance assessment             51             68
Advertising                                  379            359
Goodwill and core deposit intangibles
 amortization                                418            454
Other operating expenses                   1,913          1,732
                                        --------       --------
TOTAL OTHER EXPENSES                      14,273         13,510
                                        --------       --------
INCOME BEFORE INCOME TAXES                 3,694          2,833
Income taxes                               1,238            789
                                        --------       --------
NET INCOME                              $  2,456       $  2,044
                                        ========       ========
EARNINGS PER COMMON SHARE-BASIC         $   0.26       $   0.21
EARNINGS PER COMMON SHARE-DILUTED           0.25           0.21
CASH DIVIDENDS DECLARED
 PER COMMON SHARE                           0.09           0.09

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------
Balance at January 1, 2000         $ 9,707   $15,339   $65,132
Net Income                               -         -     2,044
Unrealized loss on securities
 available for sale                      -         -         -
Reclassification adjustment for
 gains realized in income                -         -         -
Income taxes                             -         -         -

Comprehensive income
Cash dividends declared:
 Common, $.09 per share                  -         -      (868)
Issue of 198,531 shares of
  common stock                         199     3,396
Purchase of 278,318 shares
 of common stock                         -         -         -
Sale of 120,478 shares
 of common stock                         -        84         -
                                   -------   -------   -------
Balance at March 31, 2000          $ 9,906   $18,819   $66,308
                                   =======   =======   =======

Balance at January 1, 2001         $ 9,906   $18,812   $71,253
Net Income                               -         -     2,456
Unrealized gain on securities
 available for sale                      -         -         -
Reclassification adjustment for
 gains realized in income                -         -         -
Income taxes                             -         -         -

Comprehensive income
Cash dividends declared:
 Common, $.09 per share                  -         -      (866)
                                   -------   -------   -------
Balance at March 31, 2001          $ 9,906   $18,812   $72,843
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------   -----
Balance at January 1, 2000         $(1,511)  $(2,094)  $86,573
Net Income                               -         -     2,044
Unrealized loss on securities
 available for sale                   (711)        -      (711)
Reclassification adjustment for
 gains realized in income             (243)        -      (243)
Income taxes                           324         -       324
                                                       -------
Comprehensive income                                     1,414
Cash dividends declared:
 Common, $.09 per share                  -         -      (868)
Issue of 198,531 shares
  of common stock                        -         -     3,595
Purchase of 278,318 shares
 of common stock                         -    (5,002)   (5,002)
Sale of 120,478 shares
 of common stock                         -     2,094     2,178
                                   -------   -------   -------
Balance at March 31, 2000          $(2,141)  $(5,002)  $87,890
                                   =======   =======   =======

Balance at January 1, 2001         $ 1,301   $(5,126)  $96,146
Net Income                               -         -     2,456
Unrealized gain on securities
 available for sale                  1,864         -     1,864
Reclassification adjustment for
 gains realized in income              572         -       572
Income taxes                          (828)        -      (828)
                                                       -------
Comprehensive income                                     4,064
Cash dividends declared:
 Common, $.09 per share                  -         -      (866)
                                   -------   -------   -------
Balance at March 31, 2001          $ 2,909   $(5,126)  $99,344
                                   =======   =======   =======

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Three Months Ended
                                         3/31/01       3/31/00
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  2,456       $  2,044
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             4,131          4,034
 Provision for loan and lease losses         721            819
 Provision for income taxes                  951            128
 Net amortization/(accretion) of
  premium/(discount) on securities           (29)           (10)
 Securities gains, net                      (572)          (243)
 Loss on trading account securities          225              -
 Loans originated for sale               (27,352)        (7,168)
 Proceeds on sales of loans               22,599          3,369
 Net gain on sales of loans                 (393)           (40)
 Decrease (increase) in accrued
  interest receivable                        883           (917)
 Increase (decrease) in accrued
  interest payable                            45           (135)
 Other, net                                  303          1,248
                                        ---------      ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                3,968          3,129
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on maturities of time
 deposits in other financial
 institutions                                383            993
Proceeds from the sale of
 securities available for sale            25,574         23,748
Proceeds from the maturity of and
 principal paydowns on securities
 held to maturity                              -            975
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                        6,025         14,626
Purchase of securities available
 for sale                                (62,114)       (37,585)
Purchase of trading account securities    (1,095)             -
Net increase in loans and leases         (10,651)       (44,541)
Increase in assets under operating
 leases                                   (3,523)        (3,188)
Capital expenditures                        (503)        (1,150)
Net cash and cash equivalents
 received in acquisition of
 subsidiaries                                  -         18,603
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (45,904)       (27,519)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts           (29,408)       (11,306)
Net increase in time deposit accounts     33,198         26,625
Proceeds from other borrowings            20,532          4,906
Net increase in short-term borrowings     17,117         15,291
Purchase of treasury stock                     -         (5,002)
Dividends                                   (866)          (868)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               40,573         29,646
                                        ---------      ---------
Net increase (decrease) in cash and
 cash equivalents                         (1,363)         5,256
Cash and cash equivalents at
 beginning of year                        84,687         35,953
                                        ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 83,324       $ 41,209
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $    199       $    106
                                        =========      =========
 Cash paid for interest                 $ 16,523       $ 12,963
                                        =========      =========
 Securities held to maturity
  transferred to securities available
  for sale                              $  2,111       $      -
                                        =========      =========
 Other borrowings transferred to
  short-term borrowings                 $  5,856       $  2,439
                                        =========      =========
 Acquisitions:
  Assets acquired                       $      -       $119,858
                                        =========      =========
  Cash paid for purchase of stock       $      -       $(14,364)
  Cash acquired                                -         32,967
                                        ---------      ---------
  Net cash received in acquisitions     $      -       $ 18,603
                                        =========      =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 2000, included in Heartland Financial USA, Inc.'s (the "Company") Form 10-K filed with the Securities and Exchange Commission on March
30, 2001.   Accordingly, footnote disclosure which would
substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 2001, are not necessarily indicative of the results expected for the year ending December 31, 2001.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2000, are shown in the tables below:


                                             Three Months Ended
                                             3/31/01    3/31/00
                                             -------    -------
Net Income (000's)                           $ 2,456    $ 2,044
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,618      9,634
Assumed incremental common shares issued
 upon exercise of stock options (000's)          107        155
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,725      9,789
                                             =======    =======

Trading Account Securities - Trading securities represent those securities Heartland intends to actively trade and are stated at fair value with changes in market value reflected in other income. During the first quarter of 2001, Heartland began purchasing securities, on a limited basis, with the intent of actively trading those securities.

Effect of New Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS No. 137, Deferring Statement 133's Effective Date, which defers the effective date for implementation of FAS NO. 133 by one year, making FAS No. 133 effective no later than January 1, 2001, for Heartland's financial statements. In June 2000, the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS No. 133. Heartland implemented FAS No. 133 on January 1, 2001, and reclassified, at that date, all investments previously included in its held to maturity investment portfolio to the available for sale investment portfolio. There was no material impact on the consolidated financial statements as a result of the implementation.

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

GENERAL

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income includes service charges, fees and gains on loans, rental income on operating leases and trust income. Heartland's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases and provision for loan and lease losses.

Earnings for the year were off to a good start as first quarter net income increased $412 thousand or 20%. Net income totaled $2.456 million, or $.26 on a basic per common share basis, for the first quarter of 2001 compared to $2.044 million, or $.21 on a basic per common share basis, during the same quarter in 2000. Return on common equity was 10.24% and return on assets was .67% for the first quarter of 2001. For the same period in 2000, return on equity was 9.41% and return on assets was .63%. The expansion of Heartland's franchise and the diversification of its earnings stream continue to provide the payoffs anticipated as reflected in the double-digit growth in earnings. Despite some signs of a weakening economy, Heartland's management team remains enthused about the future and focused on expanding the customer base in all the markets it serves.

Contributing to the improved earnings during the first quarter of 2001 was the $973 thousand or 15% increase in other income while the increase in other expense was held to $763 thousand or 6%. The other income categories reflecting significant improvement were service charges and fees, rental income on operating leases
and gains on sale of loans.   Also contributing to the improved
earnings was the $553 thousand or 5% growth in net interest income due primarily to growth in earning assets. Average earning assets went from $1.150 billion during the first quarter of 2000 to $1.321 billion during the same quarter in 2001, a change of $171 million or 15%.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.54% during the first quarter of 2001 compared to 3.84% for the same period in 2000. During the first quarter of 2000, national prime increased from 8.50% to 9.00%. Conversely, during the first quarter of 2001, national prime decreased from 9.50% to 8.00%. In spite of the rapid change in the rate environment during the first quarter of 2001, the net interest margin was held to a slight decline when compared to the 3.61% recorded during the fourth quarter of 2000.

For the three month period ended March 31, 2001, interest income increased $3.9 million or 16% when compared to the same period in 2000. This increase was primarily attributable to the growth in earning assets.

For the three month period ended March 31, 2001, interest expense increased $3.3 million or 25% when compared to the same period in 2000. The growth in interest expense outpaced the growth in interest income as Heartland was not able to reprice its deposit products as quickly as market rates declined. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan losses decreased $98 thousand or 12% during the first quarter of 2001 when compared to the same period in 2000. This decrease was primarily reflective of a change in the amount of growth experienced in the loan portfolio during the two quarters under comparison. During the first quarter of 2001, loan growth was slower than the first quarter of the previous year due to paydowns experienced in the mortgage portfolio and reduced demand in the commercial portfolio. Management feels that opportunities for growth within the commercial portfolio will expand during the remaining months of 2001. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter refer to the loans and allowance for loan and lease losses section of this report.

OTHER INCOME

Total other income increased $973 thousand or 15% during the quarter ended on March 31, 2001, compared to the same period in 2000. The other income categories reflecting significant improvement were service charges and fees, rental income on operating leases and gains on sale of loans.

Service charges and fees increased $306 thousand or 26% during the quarters under comparison. The $14.1 million or 13% growth in checking accounts for the twelve-month period ended on March 31, 2001, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

Gains on sale of loans increased by $353 thousand or 882% for the periods under comparison. The volume of mortgage loans sold into the secondary market during the first quarter of 2001 was significantly greater than those sold during the same period in 2000. As rates moved downward, customers frequently elected to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

Rental income on operating leases increased $202 thousand or 6% during the first quarter of 2001. This increase resulted from the normal replacement of vehicles under lease at our vehicle leasing and fleet management subsidiary, ULTEA. As vehicles within a fleet are replaced every three or four years, rent levels rise correspondingly to the increase in the cost of new vehicles.

During the first quarter of 2001, securities gains were $329 thousand or 135% above the amount recorded during the same period in 2000. During the first quarter of 2000, gains on the equity portfolio were partially offset by losses realized when short-term agency securities were sold and replaced with longer-term agency securities to enhance the future total return of the portfolio. These trades were made because Heartland's interest rate forecast called for declining rates during 2000. During the first quarter of 2001, Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in well-seasoned mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment.

A loss of $225 thousand on trading account securities was recorded during the first quarter of 2001. To take advantage of market opportunities, Heartland elected to begin classifying a portion of its securities portfolio as trading during the first quarter of 2001.

The only other income category to experience a decrease during the quarters under comparison was brokerage commissions, which declined $119 thousand or 49%. Due to volatility in the stock market, brokerage transactions were significantly below those normally occurring as customers elected to defer active trading.

OTHER EXPENSE

Total other expense was held to an increase of $763 thousand or 6% during the first quarter of 2001 when compared to the same quarter in 2000. The categories making up $655 thousand or 86% of this change were salaries and employee benefits, depreciation on equipment under operating leases and other operating expenses.

Salaries and employee benefits, the largest component of other expense, increased $294 thousand or 5% for the quarters under comparison. In addition to normal merit increases, this increase was also attributable to expansion efforts at New Mexico Bank & Trust. The number of full-time equivalent employees employed by Heartland increased from 535 at March 31, 2000, to 551 at March 31, 2001.

Consistent with the vehicle replacement activity occurring at ULTEA, the depreciation on equipment under operating leases grew
$180 thousand or 7% for the first quarter of 2001.

Other operating expenses increased $181 thousand or 10% for the quarters under comparison. Over half of this increase was the result of additional processing fees related to the increased activity in the merchant credit card processing area.

INCOME TAX EXPENSE

Income tax expense for the first quarter of 2001 increased $449 thousand or 57% when compared to the same period in 2000. This increase was primarily the result of a corresponding increase in pre-tax earnings. Heartland's effective tax rate increased to 33.51% during the first quarter of 2001 compared to 27.85% for the first quarter of 2000, in part, as a result of a decrease in the amount of tax-exempt income recorded during 2001. Tax-exempt income was 15% of pre-tax income during the first quarter of 2001 compared to 19% for the same quarter in 2000.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases increased slightly during the first three months of 2001. Loan growth was slower than the first quarter of 2000 due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio. Management feels that opportunities for growth within the commercial portfolio will expand during the remaining months of 2001.

Commercial and commercial real estate loans increased by $28.3 million or 5% during the first three months of 2001. All the bank subsidiaries, except for First Community Bank in Keokuk, Iowa, experienced growth in this loan category as a result of continued calling efforts. The Dubuque, Iowa and Albuquerque, New Mexico markets were responsible for $17.6 million or 62% of this growth.

During the first quarter of 2001, the residential mortgage loan portfolio experienced a decline of $11.9 million or 5%. As long-term rates decreased, customers decided to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

The table below presents the composition of the loan portfolio as of March 31, 2001, and December 31, 2000.

LOAN PORTFOLIO
(Dollars in thousands)

                                  March 31,        December 31,
                                    2001               2000
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate               $  578,633  54.50% $  550,366  52.62%
Residential mortgage          203,703  19.19     215,638  20.62
Agricultural and
 agricultural real estate     135,034  12.72     133,614  12.78
Consumer                      127,109  11.97     128,685  12.30
Lease financing, net           17,249   1.62      17,590   1.68
                           ---------- ------- ---------- -------
Gross loans and leases     $1,061,728 100.00% $1,045,893 100.00%
                                      =======            =======
Unearned discount              (3,365)
(3,397)
Deferred loan fees               (575)
(400)
                           ----------         ----------
Total loans and leases      1,057,788          1,042,096
Allowance for loan and
 lease losses                 (14,100)           (13,592)
                           ----------         ----------
Loans and leases, net      $1,043,688         $1,028,504
                           ==========         ==========

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the board of directors. Factors considered by the loan review committee included the following:

     - Heartland has continued to experience growth in more-complex commercial loans as compared to relatively lower-risk residential real estate loans.

     - Heartland has entered new markets in which it had little or no previous lending experience.

     - The amount of nonperforming loans has trended upward during the past year.

     - The nation appears to be entering a period of economic slowdown.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2001. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

The allowance for loan and lease losses increased by $508 thousand or 4% during the first three months of 2001. At March 31, 2001, the allowance for loan and lease losses was 1.33% of loans and 249% of nonperforming loans, compared to 1.30% of loans and 202% of nonperforming loans, at year-end 2000. Nonperforming loans decreased to .54% of total loans and leases at March 31, 2001, compared to .65% of total loans and leases at December 31, 2000. This decrease was primarily the result of a pay down on one large credit.

During the first quarter of 2001, Heartland recorded net charge offs of $213 thousand compared to $310 thousand for the same period in 2000. The acquisition of First National Bank of Clovis in New Mexico was responsible for $299 thousand or 96% of the net charge-offs during the first quarter of 2000. Heartland's loan review area, along with management at New Mexico Bank & Trust, have spent considerable time aggressively managing the exposure within the loan portfolio in this newest market for Heartland. Comprising 79% of the net charge-offs during the first quarter of 2001 were losses at Citizens Finance, Heartland's consumer finance subsidiary. Increased losses at Citizens Finance relate directly to the rapid growth it experienced over the past two years with expansion into the Appleton, Wisconsin and Rockford, Illinois markets. Due to the newness of a large portion of the portfolio, the identification of problem loans in the portfolio had not occurred until the portfolio began to mature. Losses as a percentage of gross loans at Citizens was 2.89% for the first quarter of 2001 compared to 2.87% for the year ended on December 31, 2000. Loans with payments past due for more than thirty days decreased from 4.67% of gross loans at December 31, 2000, to 3.94% at March 31, 2001. These ratios compare favorably to the consumer finance industry.

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 17% of total assets at March 31, 2001, as compared to 16% at December 31, 2000.

During 2000, management elected to replace paydowns received on mortgage-backed securities with U.S. government agency securities to lengthen the portfolio. U.S. government agency securities offer a better total return in a declining interest rate environment, which was Heartland's forecast at the time. The state tax-exempt nature of selected U.S. government agency securities also made them attractive purchases for Heartland's Illinois bank subsidiaries. As Heartland's interest rate forecast changed to one of rising rates, except for the short end of the yield curve, management elected to shift a portion of its securities portfolio into mortgage-backed securities from U.S. government agencies during the first quarter of 2001. Tightly structured tranches in well-seasoned mortgage-backed securities were purchased to enhance the performance of the portfolio given a rise in interest rates. Because of the well-seasoned nature of the mortgage-backed securities purchased, management anticipates that risk of prepayment within Heartland's securities portfolio has been minimized.

The table below presents the composition of the securities portfolio by major category as of March 31, 2001, and December
31, 2000.

SECURITIES PORTFOLIO
(Dollars in thousands)
                                  March 31,       December 31,
                                    2001               2000
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
U.S. Treasury securities    $    496     .19%  $      -       -%
U.S. government agencies     107,108   40.79    118,897   52.13
Mortgage-backed securities   108,245   41.22     53,407   23.42
States and political
  subdivisions                34,917   13.29     34,044   14.93
Other securities              11,836    4.51     21,717    9.52
                            --------  -------  --------  -------
Total securities            $262,602  100.00%  $228,065  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits remained flat during the first three months of 2001. The demand and savings deposit categories experienced a decrease during the quarter while certificate of deposit account balances increased. The $12.3 million or 9% decline in demand deposit balances was due primarily to normal seasonal fluctuations that many banks experience during the first quarter of the year. A shift from savings to certificate of deposit accounts continued into the first quarter of 2001 as deposit customers became more interested in certificate of deposit products and less interested in savings products. Also, with the volatility in the stock market, customers elected to keep a larger portion of their funds invested in certificates of deposit.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the three month period ended March 31, 2001, the amount of short-term borrowings had increased $23.0 million or 13%. Nearly half this growth was the result of growth in repurchase agreement balances. Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At March 31, 2001, $42.0 million was outstanding as compared to $39.3 million at December 31, 2000.

Other borrowings increased $14.7 million or 22% during the first three months of 2001. Included in these borrowings are long-term FHLB advances, which totaled $40.6 million on March 31, 2001, with a weighted average remaining term of 4.0 years and a weighted average rate of 5.61%. As rates moved downward during the first quarter of 2001, Heartland obtained additional long-term FHLB advances. On December 31, 2000, long-term FHLB advances totaled $25.1 million.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                  March 31,        December 31,
                                     2000              2000
                                Amount   Ratio     Amount Ratio
                                ------   -----     ------ -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  104,268   8.84% $  102,443  8.74%
 Tier 1 capital minimum
   requirement                 47,155   4.00%     46,878  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   57,113   4.84% $   55,565  4.74%
                           ==========  ====== ========== ======

 Total capital             $  118,368  10.04% $  116,034  9.90%
 Total capital minimum
   requirement                 94,309   8.00%     93,756  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   24,059   2.04% $   22,278  1.90%
                           ==========  ====== ========== ======
Total risk-adjusted
  assets                   $1,178,863         $1,171,951
                            ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  104,268   7.16% $  102,443  7.25%
 Tier 1 capital minimum
   requirement(3)              58,256   4.00%     56,492  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   46,012   3.16% $   45,951  3.25%
                            ==========  ====== ========== ======
Average adjusted assets
 (less goodwill)           $1,456,399         $1,412,301
                            ==========         ==========

(1)Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

(2)The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

(3)Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.


Commitments for capital expenditures are an important factor in evaluating capital adequacy. The acquisition and merger of Lease Associates Group into ULTEA in July of 1998 included an agreement to make three equal remaining cash payments to the previous principal stockholder of $643 thousand, plus interest at 7.50%, with the final payment due in 2001.

On January 1, 2000, Heartland completed its acquisition of National Bancshares, Inc., the one-bank holding company of First National Bank of Clovis. At the discretion of the stockholders, a portion of the purchase price was made in notes payable over three or five years, bearing interest at 7.00%. The remaining requisite cash payments under these notes payable total $855 thousand in 2002, and $637 thousand in 2003 and 2004, plus interest.

In October of 1999, Heartland completed an offering of $25 million of 9.60% cumulative capital securities. All of the securities qualified as Tier 1 capital for regulatory purposes as of March 31, 2001. Subsequent acquisitions accounted for under the purchase method of accounting could cause a portion of these securities to not qualify as Tier 1 capital, as regulations do not allow the amount of these securities included in Tier 1 capital to exceed 25% of total Tier 1 capital. These securities are classified as other borrowings on Heartland's financial statements.

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

Net cash outflows from investing activities increased $18.4 million during the first three months of 2001 compared to the same period in 2000. The acquisition of First National Bank of Clovis provided net cash and cash equivalents of $18.6 million during the first quarter of 2000. The net increase in loans and leases was $10.6 million during the first three months of 2000 compared to $44.5 million during the same period in 200, a $33.9 million change. During the first three months of 2001, proceeds from the sale and maturity of securities decreased $7.8 million compared to the same period in 2000. Conversely, the purchases of securities increased $25.6 million for the periods under comparison. As loan growth was below the levels experienced during the first quarter of 2000, additional securities purchases were made to enhance the net interest margin.

Financing activities provided net cash of $40.6 million during the first three months of 2001 compared to $29.6 million during the same period in 2000. A net increase in deposit accounts provided cash of $3.8 million during the first three months of 2001 compared to $15.3 million during the same period in 2000. Offsetting the decline in growth in deposits for the periods under comparison, other borrowings provided cash of $20.5 million in 2001 compared to $4.9 million in 2000.

Total cash inflows from operating activities increased $839 thousand for the first three months of 2001 compared to the same period in 2000. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreements, as of March 31, 2001, provided an additional borrowing capacity of $8.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2001, Heartland was in compliance with the covenants contained in these credit agreements.

            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK
                     (Dollars in thousands)


Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Management does not believe that Heartland's primary market risk exposures and how those exposures have been managed to-date in 2001 changed significantly when compared to 2000.

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

                                   Dated:  May 14, 2001