Form 10-Q
period 2001-06-30
HEARTLAND FINANCIAL USA INC
filed 2001-08-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For quarterly period ended June 30,2001
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 13, 2001, the Registrant had outstanding 9,584,461 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)

                                          6/30/01     12/31/00
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   44,991   $   38,387
Federal funds sold                          56,800       46,300
                                        -----------  -----------
Cash and cash equivalents                  101,791       84,687
Time deposits in other
 financial institutions                        557        1,504
Securities:
 Trading                                     1,475            -
 Available for sale-at market
  (cost of $271,375 for 2001 and
  $223,892 for 2000)                       276,566      225,954
 Held to maturity-at cost
  (approximate fair value of
  $2,154 for 2000)                               -        2,111
Loans and leases:
 Held for sale                              44,751       18,127
 Held to maturity                        1,038,218    1,023,969
Allowance for loan and lease losses        (14,675)     (13,592)
                                        -----------  -----------
Loans and leases, net                    1,068,294    1,028,504
Assets under operating leases               34,552       35,285
Premises, furniture and equipment, net      31,169       30,155
Other real estate, net                         343          583
Goodwill and core deposit premium, net      19,828       20,661
Other assets                                36,088       36,943
                                        -----------  -----------
TOTAL ASSETS                            $1,570,663   $1,466,387
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  144,289   $  136,066
 Savings                                   431,868       406,712
 Time                                      592,503      558,535
                                        -----------  -----------
Total deposits                           1,168,660    1,101,313
Short-term borrowings                      186,947      175,084
Other borrowings                            85,078       67,681
Accrued expenses and other liabilities      28,676       26,163
                                        -----------  -----------
TOTAL LIABILITIES                        1,469,361    1,370,241
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 share; authorized, 200,000 shares)              -            -
Common stock (par value $1 per share;
 authorized, 16,000,000 and 12,000,000
 shares at June 30, 2001, and December
 31, 2000, respectively; issued
 9,905,783 shares at June 30, 2001,
 and December 31, 2000)                      9,906        9,906
Capital surplus                             18,812       18,812
Retained earnings                           74,794       71,253
Accumulated other comprehensive income       3,247        1,301
Treasury stock at cost (314,207 and
 287,573 shares at June 30, 2001, and
 December 31, 2000, respectively)           (5,457)      (5,126)
                                        -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                 101,302       96,146
                                        -----------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,570,663   $1,466,387
                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Six Months Ended
                          6/30/01   6/30/00    6/30/01   6/30/00
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 23,383  $ 21,961   $ 46,795  $ 42,145
Interest on securities:
 Taxable                    3,600     2,943      6,720     6,057
 Nontaxable                   473       462        944       887
Interest on federal
 funds sold                   568        99      1,257       148
Interest on interest
 bearing deposits in
 other financial
 institutions                  43        81         91       182
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      28,067    25,546     55,807    49,419
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits       12,159    10,328     24,635    19,893
Interest on short-term
 borrowings                 2,258     2,553      4,810     4,691
Interest on other
 borrowings                 1,519     1,525      2,969     2,986
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE     15,936    14,406     32,414    27,570
                         --------  --------   --------  --------
NET INTEREST INCOME        12,131    11,140     23,393    21,849
Provision for loan and
 lease losses               1,123     1,007      1,844     1,826
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN AND LEASE LOSSES     11,008    10,133     21,549    20,023
                         --------  --------   --------  --------


OTHER INCOME:
Service charges and fees    1,554     1,316      3,015     2,471
Trust fees                    778       793      1,544     1,507
Brokerage commissions         167       246        293       491
Insurance commissions         178       194        429       386
Securities gains (losses),
 net                          352       (11)       924       232
Gain (loss) on trading
 account securities            46         -       (179)        -
Rental income on
 operating leases           3,795     3,702      7,649     7,354
Gains on sale of loans        523       104        916       144
Impairment loss on
 equity securities              -      (233)         -      (233)
Other noninterest income      169       301        397       513
                         --------  --------   --------  --------
TOTAL OTHER INCOME          7,562     6,412     14,988    12,865
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   6,328     6,017     12,538    11,933
Occupancy                     782       727      1,607     1,483
Furniture and equipment       778       732      1,584     1,458
Depreciation on equipment
 under operating leases     2,874     2,770      5,792     5,508
Outside services              871       579      1,624     1,340
FDIC deposit insurance
 assessment                    52        60        103       128
Advertising                   407       427        786       786
Goodwill and core deposit
 intangibles amortization     418       453        836       907
Other operating expenses    2,003     1,711      3,916     3,443
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES       14,513    13,476     28,786    26,986
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      4,057     3,069      7,751     5,902
Income taxes                1,243       880      2,481     1,669
                         --------  --------   --------  --------
NET INCOME               $  2,814  $  2,189   $  5,270  $  4,233
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.29  $   0.23   $   0.55  $   0.44
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.29  $   0.22   $   0.54  $   0.43
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.09  $   0.09   $   0.18  $   0.18

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------
Balance at January 1, 2000         $ 9,707   $15,339   $ 65,132
Net Income                               -         -      4,233
Unrealized loss on securities
 available for sale                      -         -          -
Reclassification adjustment for
 gains realized in income                -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.18 per share                  -         -     (1,734)
Issuance of 319,010 shares of
 common stock                          199     3,480
Purchase of 285,292 shares of
 common stock                            -         -          -
                                   -------   -------   --------
Balance at June 30, 2000           $ 9,906   $18,819   $ 67,631
                                   =======   =======   ========

Balance at January 1, 2001         $ 9,906   $18,812   $ 71,253
Net Income                               -         -      5,270
Unrealized gain on securities
 available for sale                      -         -          -
Reclassification adjustment for
 gains realized in income                -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.18 per share                  -         -     (1,729)
Purchase of 26,634 shares of
 common stock                            -         -          -
                                   -------   -------   --------
Balance at June 30, 2001           $ 9,906   $18,812   $ 74,794
                                   =======   =======   ========

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------  --------
Balance at January 1, 2000         $(1,511)  $(2,094)  $ 86,573
Net Income                               -         -      4,233
Unrealized loss on securities
 available for sale                   (981)        -       (981)
Reclassification adjustment for
 gains realized in income               12         -         12
Income taxes                           329         -        329
                                                       --------
Comprehensive income                                      3,593
Cash dividends declared:
 Common, $.18 per share                  -         -     (1,734)
Issuance of 319,010 shares of
 common stock                            -     2,094      5,773
Purchase of 285,292 shares of
 common stock                            -    (5,107)    (5,107)
                                   -------   -------   --------
Balance at June 30, 2000           $(2,151)  $(5,107)  $ 89,098
                                   =======   =======   ========

Balance at January 1, 2001         $ 1,301   $(5,126)  $ 96,146
Net Income                               -         -      5,270
Unrealized gain on securities
 available for sale                  2,025         -      2,025
Reclassification adjustment for
 gains realized in income              924         -        924
Income taxes                        (1,003)        -     (1,003)
                                                       --------
Comprehensive income                                      7,216
Cash dividends declared:
 Common, $.18 per share                  -         -     (1,729)
Purchase of 26,634 shares of
 common stock                            -      (331)      (331)
                                   -------   -------   --------
Balance at June 30, 2001           $ 3,247   $(5,457)  $101,302
                                   =======   =======   ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Six Months Ended
                                         6/30/01       6/30/00
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  5,270       $  4,233
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             8,214          8,023
 Provision for loan and lease losses       1,844          1,826
 Provision for income taxes                1,889            253
 Net amortization (accretion) of
  premium (discount) on investment
  securities                                  87             (2)
 Securities gains, net                      (924)          (232)
 Loss on trading account securities          179              -
 Loss on impairment of equity
  securities                                   -            233
 Loans originated for sale               (78,126)       (17,122)
 Proceeds on sales of loans               52,418         10,755
 Net gain on sales of loans                 (916)          (144)
 Decrease (increase) in accrued
  interest receivable                        414         (3,053)
 Increase in accrued interest payable        570            897
 Other, net                                 (310)           760
                                        ---------      ---------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                               (9,391)         6,427
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                      -           (600)
Proceeds on maturities of time
 deposits                                    959          1,318
Proceeds from the sale of securities
 available for sale                       29,090         30,628
Proceeds from the maturity of and
 principal paydowns on securities
 held to maturity                              -          3,065
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                       25,894         30,884
Purchase of securities available
 for sale                                (99,382)       (52,572)
Purchase of trading account securities    (1,790)             -
Net increase in loans and leases         (14,447)       (92,792)
Increase in assets under operating
 leases                                   (6,241)        (5,972)
Capital expenditures                      (2,555)        (1,920)
Net cash and cash equivalents received
 in acquisition of subsidiaries                -         18,603
Net cash received from minority
 stockholders                                  -            384
Proceeds on sale of other real estate
 and other repossessed assets                420            542
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES    (68,052)       (68,432)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts            33,379           (633)
Net increase in time deposit accounts     33,968         40,208
Net increase in other borrowings          30,253         10,176
Net increase (decrease) in short-term
 borrowings                                 (993)        31,861
Purchase of treasury stock                  (331)        (5,107)
Dividends                                 (1,729)        (1,734)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               94,547         74,771
                                        ---------      ---------
Net increase in cash and cash
 equivalents                              17,104         12,766
Cash and cash equivalents at
 beginning of year                        84,687         35,953
                                        ---------      ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                          $101,791       $ 48,719
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $    605       $  1,212
                                        =========      =========
 Cash paid for interest                 $ 31,844       $ 26,673
                                        =========      =========
 Securities held to maturity
  transferred to securities available
  for sale                              $  2,154       $      -
                                        =========      =========
 Other borrowings transferred to
  short-term borrowings                 $ 12,856       $  3,439
                                        =========      =========
Acquisitions:
 Assets acquired                        $      -       $119,837
                                        =========      =========
 Cash paid for purchase of stock        $      -       $(14,364)
 Cash acquired                                 -         32,967
                                        ---------      ---------
 Net cash received in acquisitions      $      -       $ 18,603
                                        =========      =========
 Notes issued for acquisitions          $      -       $  3,820
                                        =========      =========
 Common stock issued for acquisitions   $      -       $  5,773
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

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended June 30, 2001, are not necessarily indicative of the results expected for the year ending December 31, 2001.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000, are shown in the tables below:

                                             Three Months Ended
                                             6/30/01    6/30/00
                                             -------    -------
Net Income (000's)                           $ 2,814    $ 2,189
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,601      9,626
Assumed incremental common shares issued
 upon exercise of stock options (000's)           94        133
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,695      9,759
                                             =======    =======

                                              Six Months Ended
                                             6/30/01    6/30/00
                                             -------    -------
Net Income (000's)                           $ 5,270    $ 4,233
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,601      9,639
Assumed incremental common shares issued
 upon exercise of stock options (000's)           99        144
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,700      9,783
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

In July 2001, the FASB issued FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accoradance with FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Heartland is required to adopt the provisions of FAS No. 141 immediately, and FAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized and tested for impairment in accordance with the appropriate pre-FAS No. 142 accounting requirements prior to adoption of FAS No. 142. As of June 30, 2001, Heartland had unamortized goodwill in the amount of $16.593 million and unamortized identifiable intangible assets in the amount of $3.235 million, all of which will be subject to the transition provisions of FAS No. 141 and 142. Amortization expense related to goodwill was $1.063 million and $532 thousand for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. Amortization expense related to identifiable intangible assets was $751 and $304 thousand for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. All of Heartland's identifiable intangible assets are core deposit premiums related to acquisitions.
Because of the extensive effort needed to comply with adopting FAS No. 142 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on Heartland's financial statements at the date of this report, including whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

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

Earnings for the second quarter of 2001 increased $625 thousand or 29%. This was the second consecutive quarter that Heartland was able to record double-digit growth in earnings, despite signs of a weakening economy. Net income totaled $2.814 million, or $.29 on a diluted per common share basis, compared to the $2.189 million, or $.22 on a diluted per common share basis, recorded during the same quarter in 2000. Return on common equity was 11.32% and return on assets was .73%, compared to 10.01% and
 .65%, respectively, for the same quarter of 2000.

For the six-month period ended on June 30, 2001, net income increased $1.037 million or 24% when compared to the same period in 2000. Net income totaled $5.270 million, or $.54 on a diluted per common share basis, compared to $4.233 million, or $.43 on a diluted per common share basis, during the same period in 2000. Return on common equity was 10.79% and return on assets was .70% for the first six months in 2001 compared to 9.71% and .64%, respectively, for the same period in 2000.

Contributing to the improved earnings during the second quarter of 2001 was the $1.150 million or 18% increase in other income while the increase in other expense was held to $1.037 million or 8%. On a year-to-date comparative, the same held true, as other income increased $2.123 million or 17% while other expenses were held to a $1.800 million or 7% increase. The other income categories reflecting significant improvement were service charges and fees, securities gains and gains on sale of loans. Also contributing to the improved earnings was the $991 thousand or 9% growth in net interest income for the quarter and $1.544 million or 7% growth for the six-month period under comparison, due primarily to growth in earning assets. Average earning assets went from $1.213 billion during the second quarter of 2000 to $1.385 billion during the same quarter in 2001, an increase of 14%.

The expansion of Heartland's franchise and the diversification of its earnings stream continue to provide the payoffs anticipated as reflected in the double-digit growth in earnings. Despite some signs of a weakening economy, Heartland's management team remains enthused about the future and focused on expanding the customer base in all the markets it serves. Further confirmation of our expansion strategy was the 14% growth in average deposits, which grew to $1.131 billion during the second quarter of this year compared to $992 million during the same quarter last year.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.60% during the second quarter of 2001 compared to 3.79% for the same period in 2000. During the second quarter of 2000, national prime increased from 9.00% to 9.50%. Conversely, during the second quarter of 2001, national prime decreased from 8.00% to 6.50%. The net interest margin improved when compared to the 3.54% recorded during the first quarter of this year. Heartland's negative gap position suggested a larger improvement in the net interest margin during such a period of downward movement in interest rates, but management elected to remain competitive in the market areas it serves and not reprice its deposit products as quickly.

For the six-month comparative period, market rates also changed significantly. National prime rose from 8.50% to 9.50% during the first half of 2000 compared to a decline from 9.50% to 6.50% during the first half of 2001. In addition to the delay in repricing of deposit products, also negatively impacting the net interest margin was the change in the composition of the balance sheet that occurred during the first half of 2001, as the percentage of loans to total assets decreased from 73% at June 30, 2000, to 69% at June 30, 2001. Loan growth was slower during the first six months of 2001 due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio. As rates declined, the real estate loan portfolio experienced refinancing activity into fifteen- and thirty-year mortgages, which Heartland usually elects to sell into the secondary market. Growth in the commercial loan portfolio increased during the second quarter of 2001 and management continues to feel that opportunities for growth within this portfolio will expand during the remaining months of 2001.

For the three and six month periods ended June 30, 2001, interest income increased $2.5 million or 10% and $6.4 million or 13%, respectively, when compared to the same periods in 2000. These increases were primarily attributable to the growth in earning assets.

For the three and six month periods ended June 30, 2001, interest expense increased $1.5 million or 11% and $4.8 million or 18%, respectively, when compared to the same periods in 2000. The percentage growth in interest expense outpaced the percentage growth in interest income as Heartland did not reprice its deposit products as quickly as market rates declined. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan losses increased $116 thousand or 12% during the second quarter of 2001 when compared to the same period in 2000. This increase was recorded primarily in response to a rise in nonperforming loans and growth experienced in the commercial loan portfolio. On a six-month comparative basis, the provision for loan losses remained constant with an increase of $18 thousand or 1%. This slight increase was reflective of slower loan growth during the first quarter of 2001 compared to the same quarter in 2000, due to paydowns experienced in the mortgage portfolio and reduced demand in the commercial portfolio. During the second quarter of this year, additional growth was experienced in the commercial loan portfolio and management feels that opportunities for growth within this portfolio will continue during the remaining months of 2001. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter, refer to the loans and allowance for loan and lease losses section of this report.

OTHER INCOME

Total other income increased $1.1 million or 18% during the quarter ended on June 30, 2001, compared to the same period in 2000. On a year-to-date comparative, other income grew $2.1 million or 17%. During both periods, the other income categories reflecting significant improvement were service charges and fees, securities gains and gains on sale of loans.

For the three- and six-month periods ended on June 30, 2001, service charges and fees increased $238 thousand or 18% and $544 thousand or 22%, respectively. The $20.4 million or 16% growth in checking accounts for the twelve-month period ended on June 30, 2001, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

During the second quarter of 2001, securities gains were $352 thousand, an increase of $363 thousand when compared to the $11 thousand loss recorded during the same period in 2000. These gains primarily resulted from sales within the equity securities portfolio. For the six-month period ended on June 30, 2001, securities gains were $924 thousand, an increase of $692 thousand when compared to the $232 thousand gains recorded during the same period in 2000, driven partially by sales in the equity securities portfolio. During the first quarter of 2000, gains on the equity portfolio were partially offset by losses realized when short-term agency securities were sold and replaced with longer-term agency securities to enhance the future total return of the portfolio. These trades were made because Heartland's interest rate forecast called for declining rates during 2000. During the first quarter of 2001, Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in well-seasoned mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment.

Gains on sale of loans for the three- and six-month periods ended on June 30, 2001, were $523 and $916 thousand, respectively. During the same three- and six-month periods in 2000, these gains were $104 and $144 thousand, respectively. The volume of mortgage loans sold into the secondary market during the first half of 2001 was significantly greater than those sold during the same period in 2000. As rates moved downward, customers frequently elected to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

Rental income on operating leases increased $295 thousand or 4% during the first half of 2001. This increase resulted from the normal replacement of vehicles under lease at our vehicle leasing and fleet management subsidiary, ULTEA. As vehicles within a fleet are replaced every three or four years, rent levels rise correspondingly to the increase in the cost of new vehicles.

To take advantage of market opportunities, Heartland elected to begin classifying a portion of its securities portfolio as trading during the first quarter of 2001. A loss of $225 thousand was recorded during the first quarter of 2001. During the second quarter of 2001, a gain of $46 thousand was recorded resulting in a loss of $179 thousand year-to-date on this portfolio.

An impairment loss on equity securities totaling $233 thousand was recorded during the second quarter of 2000. This loss resulted from the announcement that Safety Kleen Corp. had filed bankruptcy under chapter 11. Heartland's investment subsidiary held 20,000 shares of Safety Kleen's common stock in its equity securities portfolio. The carrying value of this stock on Heartland's balance sheet as of June 30, 2000 and 2001, was $14 and $4 thousand, respectively.

OTHER EXPENSE

Total other expense was held to an increase of $1.0 million or 8% during the second quarter of 2001 when compared to the same quarter in 2000. For the six-month period, total other expense was held to an $1.8 million or 7% increase. The categories making up more than 90% of these changes were salaries and employee benefits, depreciation on equipment under operating leases, outside services and other operating expenses.

Salaries and employee benefits, the largest component of noninterest expense, increased $311 thousand or 5% for the quarter under comparison. On a year-to-date basis, salaries and employee benefits grew $605 thousand or 5%. In addition to normal merit increases, these increases were also attributable to expansion efforts at New Mexico Bank & Trust. The number of full-time equivalent employees employed by Heartland increased from 562 at June 30, 2000, to 571 at June 30, 2001.

Consistent with the vehicle replacement activity occurring at ULTEA, the depreciation on equipment under operating leases grew
$104 thousand or 4% for the second quarter and $284 thousand or 5% for the first six months of 2001.

Fees for outside services increased by $292 thousand or 50% for the quarter under comparison and $284 thousand or 21% for the six-month period under comparison. Contributing to these increases were the following:

     -    Beginning this year, Heartland elected to engage RSM
          McGladrey, Inc. to provide internal audit services instead of fully staffing an internal audit department.

     - As on-line banking has grown in popularity, Heartland has incurred additional costs to provide this service to its customers.

     - As a result of enhancing the fleet card program at ULTEA, additional conversion costs were incurred during the second quarter of this year.

     - Legal and professional fees related to a potential acquisition were paid during the first half of 2001.

Other operating expenses increased $292 thousand or 17% for the quarter under comparison and $473 thousand or 14% for the six-month period under comparison. Over half of these increases were the result of additional processing fees related to the increased activity in the merchant credit card processing area.

INCOME TAX EXPENSE

Income tax expense for the second quarter of 2001 increased $363 thousand or 41% when compared to the same period in 2000. On a six-month comparative basis, income tax expense increased $812 thousand or 49%. These increases reflect the continued growth in pre-tax earnings.

Heartland's effective tax rate increased to 30.64% during the second quarter of 2001 compared to 28.67% for the second quarter of 2000. For the six-month periods ended June 30, 2001 and 2000, the effective tax rate was 32.01% and 28.28%, respectively.
These increases were, in part, a result of a decrease in the amount of tax-exempt interest income recorded during 2001. Tax-exempt interest income was 14% of pre-tax income during the first six months of 2001 compared to 18% for the same period in 2000. Exclusive of tax benefits recorded in conjunction with an acquisition, Heartland's year-to-date adjusted effective tax rate in 2000 was 30.82%.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Total loans and leases increased $40.9 million or 4% during the first six months of 2001. This loan growth was slower than during the first six months of 2000 due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio, particularly during the first quarter. Growth in the commercial loan portfolio increased during the second quarter of 2001 and management continues to feel that opportunities for growth within this portfolio will expand during the remaining months of 2001.

Commercial and commercial real estate loans increased by $59.1 million or 11% during the first six months of 2001. All the bank subsidiaries experienced growth in this loan category as a result of continued calling efforts.

During the first half of 2001, the residential mortgage loan portfolio experienced a decline of $25.0 million or 12%. As long-term rates decreased, customers decided to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market.
Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

The table below presents the composition of Heartland's loan portfolio as of June 30, 2001, and December 31, 2000.

LOAN PORTFOLIO
(Dollars in thousands)

                                  June 30,         December 31,
                                    2001               2000
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate               $  609,448  56.07% $  550,366  52.62%
Residential mortgage          190,591  17.53     215,638  20.62
Agricultural and
 agricultural real estate     140,195  12.90     133,614  12.78
Consumer                      129,993  11.96     128,685  12.30
Lease financing, net           16,719   1.54      17,590   1.68
                           ---------- ------- ---------- -------
Gross loans and leases     $1,086,946 100.00% $1,045,893 100.00%
                                      =======            =======
Unearned discount              (3,499             (3,397)
Deferred loan fees               (478)              (400)
                           ----------         ----------
Total loans and leases      1,082,969          1,042,096
Allowance for loan and
 lease losses                 (14,675)           (13,592)
                           ----------         ----------
Loans and leases, net      $1,068,294         $1,028,504
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

     -    The amount of nonperforming loans has trended upward.

     - The nation appears to be in a period of economic slowdown.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2001. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

The allowance for loan and lease losses increased by $1.1 million or 8% during the first six months of 2001. At June 30, 2001, the allowance for loan and lease losses was 1.36% of loans and 129% of nonperforming loans, compared to 1.30% of loans and 202% of nonperforming loans, at year-end 2000. Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, increased to 1.05% of total loans and leases at June 30, 2001, compared to .65% of total loans and leases at December 31, 2000. This increase was primarily the result of two large credits, one in the Albuquerque, New Mexico market and the other in the Sheboygan, Wisconsin market. The Wisconsin credit has since been paid off in full. Workout plans are in process on a majority of the remaining nonperforming loans and, because of the net realizable value of collateral, guarantees and other factors, anticipated losses on these credits are expected to be minimal. A weakening economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole.

During the first six months of 2001, Heartland recorded net charge offs of $761 thousand compared to $900 thousand for the same period in 2000. The acquisition of First National Bank of Clovis in New Mexico was responsible for $682 thousand or 76% of the net charge-offs during the first six months of 2000 and $202 thousand or 27% of the net charge-offs during the first half of 2001. Heartland's loan review area, along with management at New Mexico Bank & Trust, have spent considerable time aggressively managing the exposure within the loan portfolio in this newest market for Heartland. Nearly half the net charge-offs during the first six months of 2001 were losses at Citizens Finance, Heartland's consumer finance subsidiary. Increased losses at Citizens Finance relate directly to the rapid growth it experienced during the previous two years with expansion into the Appleton, Wisconsin and Rockford, Illinois markets. Due to the newness of a large portion of the portfolio, the identification of problem loans in the portfolio had not occurred until the portfolio began to mature. Additionally, the weakening economy has affected the ability of borrowers to repay their consumer loans. Losses as a percentage of gross loans at Citizens was 2.89% for the first six months of 2001 compared to 2.87% for the year ended on December 31, 2000. Loans with payments past due for more than thirty days increased from 4.67% of gross loans at December 31, 2000, to 4.84% at June 30, 2001. These ratios still compare favorably to the consumer finance industry.

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 18% of total assets at June 30, 2001, as compared to 16% at December 31, 2000. The amount of securities held in Heartland's portfolio was increased during the first half of 2001 as deposit growth outpaced growth in the loan portfolio.

During 2000, management elected to replace paydowns received on mortgage-backed securities with U.S. government agency securities to lengthen the portfolio. U.S. government agency securities offer a better total return in a declining interest rate environment, which was Heartland's forecast at the time. The state tax-exempt nature of selected U.S. government agency securities also made them attractive purchases for Heartland's Illinois bank subsidiaries. As Heartland's interest rate forecast changed to one of rising rates, except for the short end of the yield curve, management elected to shift a portion of its securities portfolio into mortgage-backed securities from U.S. government agencies during the first six months of 2001. Tightly structured tranches in well-seasoned mortgage-backed securities were purchased to enhance the performance of the portfolio given a rise in interest rates. Because of the well-seasoned nature of the mortgage-backed securities purchased, management anticipates that risk of prepayment within Heartland's securities portfolio has been minimized.

The table below presents the composition of the securities portfolio by major category as of June 30, 2001, and December 31, 2000.

SECURITIES PORTFOLIO
(Dollars in thousands)
                                  June 30,         December 31,
                                    2001               2000
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
U.S. Treasury securities    $    497     .18%  $      -       -%
U.S. government agencies      97,879   35.20    118,897   52.13
Mortgage-backed securities   134,071   48.22     53,407   23.42
States and political
  subdivisions                33,133   11.92     34,044   14.93
Other securities              12,461    4.48     21,717    9.52
                            --------  -------  --------  -------
Total securities            $278,041  100.00%  $228,065  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $67.3 million or 6% during the first six months of 2001. Each of the deposit categories experienced growth in excess of 6% and most of this growth was reflective of increased marketing efforts and customers' election to keep funds on deposit in a financial institution as the volatility in the stock market continued.
Over half of the $8.2 million growth in demand deposits occurred at New Mexico Bank & Trust in the Albuquerque, New Mexico. The $25.1 and $34.0 million growth in savings and time deposits, respectively, resulted from growth in all of the markets served by the Heartland banks. The money market product line was enhanced last year and much of the growth in savings was attributable to marketing efforts focused at attracting new customers into this product line. As long-term rates moved downward during the first half of this year, Heartland focused efforts on attracting customers into certificates of deposit with a maturity exceeding two years.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the six month period ended June 30, 2001, the amount of short-term borrowings increased $11.9 million or 7%. This growth primarily resulted from the transfer of long-term FHLB advances into the short-term borrowings classification as these borrowings neared their maturity dates. Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At June 30, 2001, $38.0 million was outstanding as compared to $39.3 million at December 31, 2000.

Other borrowings increased $17.4 million or 26% during the first six months of 2001. Included in these borrowings are long-term FHLB advances, which totaled $44.0 million on June 30, 2001, with a weighted average remaining term of 4.2 years and a weighted average rate of 5.30%. As rates moved downward during the first half of 2001, Heartland obtained additional long-term FHLB advances. On December 31, 2000, long-term FHLB advances totaled $25.1 million.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                   June 30,        December 31,
                                     2001              2000
                                Amount   Ratio     Amount Ratio
                                ------   -----     ------ -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  106,401   8.82% $  102,443  8.74%
 Tier 1 capital minimum
   requirement                 48,232   4.00%     46,878  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   58,169   4.82% $   55,565  4.74%
                           ==========  ====== ========== ======

 Total capital             $  121,075  10.04% $  116,034  9.90%
 Total capital minimum
   requirement                  96,465   8.00%     93,756  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   24,610   2.04% $   22,278  1.90%
                           ==========  ====== ========== ======
Total risk-adjusted
 assets                    $1,205,809         $1,171,951
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  106,401   7.00% $  102,443  7.25%
 Tier 1 capital minimum
  requirement(3)               60,785   4.00%     56,492  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   45,616   3.00% $   45,951  3.25%
                           ==========  ====== ========== ======
Average adjusted assets
 (less goodwill)           $1,519,613         $1,412,301
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


Commitments for capital expenditures are an important factor in evaluating capital adequacy. The acquisition and merger of Lease Associates Group into ULTEA in July of 1998 included an agreement to make three equal remaining cash payments to the previous principal stockholder of $643 thousand, plus interest at 7.50%, with the final payment due in July of 2001.

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

In October of 1999, Heartland completed an offering of $25 million of 9.60% cumulative capital securities. All of the securities qualified as Tier 1 capital for regulatory purposes as of June 30, 2001. Subsequent acquisitions accounted for under the purchase method of accounting could cause a portion of these securities to not qualify as Tier 1 capital, as regulations do not allow the amount of these securities included in Tier 1 capital to exceed 25% of total Tier 1 capital. These securities are classified as other borrowings on Heartland's financial statements.

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

Heartland will not allow its ownership in New Mexico Bank & Trust to fall below 80% and all minority stockholders have entered into a stock transfer agreement with Heartland. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003.

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

Net cash outflows from investing activities remained constant at $68 million during the first six months of 2001 compared to the same period in 2000. The acquisition of First National Bank of Clovis provided net cash and cash equivalents of $18.6 million during the first quarter of 2000. The net increase in loans and leases was $14.4 million during the first six months of 2001 compared to $92.8 million during the same period in 2000, a $78.4 million change. During the first six months of 2001, proceeds from the sale and maturity of securities decreased $9.6 million compared to the same period in 2000. Conversely, the purchases of securities increased $48.6 million for the periods under comparison. As loan growth was below the levels experienced during the first half of 2000, additional securities purchases were made to enhance the net interest margin.

Financing activities provided net cash of $94.5 million during the first six months of 2001 compared to $74.8 million during the same period in 2000. A net increase in deposit accounts provided cash of $67.3 million during the first six months of 2001 compared to $39.6 million during the same period in 2000. The $20.1 million additional cash provided by a net increase in other borrowings during the first six months of 2001 was reflective of $30.2 million new FHLB long-term advances recorded. The net change in short-term borrowings went from a $31.9 million provider of cash during the first six months of 2000 to a $1.0 million user of cash during the same period in 2001, primarily as a result of the growth in deposits.

Total cash inflows from operating activities decreased $15.8 million for the first six months of 2001 compared to the same period in 2000. The $61.0 million increase in cash used for loans originated for sale and the offsetting $41.7 million increase in cash provided by the sale of loans were the primary factors contributing to the decrease in cash provided from operating activities. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreements, as of June 30, 2001, provided an additional borrowing capacity of $12 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2001, Heartland was in compliance with the covenants contained in these credit agreements.

RECENT DEVELOPMENTS

In June of this year, Heartland was saddened by the sudden death of long-time director, Evangeline K. Jansen. Ms. Jansen first joined the board of directors of Dubuque Bank and Trust in 1974 and was one of the initial directors of Heartland when it was formed in 1981.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Heartland is required to adopt the provisions of FAS No. 141 immediately, and FAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized and tested for impairment in accordance with the appropriate pre-FAS No. 142 accounting requirements prior to adoption of FAS No. 142.

As of June 30, 2001, Heartland had unamortized goodwill in the amount of $16.6 million and unamortized identifiable intangible assets in the amount of $3.2 million, all of which will be subject to the transition provisions of FAS No. 141 and 142. Amortization expense related to goodwill was $1.1 million and $532 thousand for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. Amortization expense related to identifiable intangible assets was $751 and $304 thousand for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. All of Heartland's identifiable intangible assets are core deposit premiums related to acquisitions. Because of the extensive effort needed to comply with adopting FAS No. 142 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on Heartland's financial statements at the date of this report, including whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 16, 2001. At the meeting, Mark C. Falb, John K. Schmidt and Robert Woodward were elected to serve as Class II directors (term expires in 2004). Continuing as Class I directors (term expires in 2003) are Lynn B. Fuller and Gregory R. Miller. Continuing as Class III directors (term expires in 2002) are James F. Conlan and Evangeline K. Jansen. The stockholders approved the amendment of Article IV of the Company's certificate of incorporation to increase the number of authorized shares of common stock, $1.00 par value per share, from 12,000,000 to 16,000,000 shares. The stockholders also approved the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2001.

There were 9,618,210 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:

                                           For      Withheld
                                           ---      --------
Election of Directors

Mark C. Falb                            8,458,988      5,156
John K. Schmidt                         8,444,704     19,440
Robert Woodward                         8,454,220      9,924

                                                       Broker
                         For     Against   Abstain   Non-Votes
---                      ------- -------   ---------
Amendment to increase
 authorized number of
 shares               8,304,614   97,178   62,352         0
Appointment of KPMG
 LLP                  8,384,484   23,388   56,272         0

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

                                   Dated:  August 14, 2001