Form 10-Q
period 2001-09-30
HEARTLAND FINANCIAL USA INC
filed 2001-11-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30,2001

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

                         (563) 589-2100
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 14, 2001, the Registrant had outstanding 9,567,494 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)

                                          9/30/01     12/31/00
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   46,531   $   38,387
Federal funds sold                           7,000       46,300
                                        -----------  -----------
Cash and cash equivalents                   53,531       84,687
Time deposits in other
 financial institutions                        564        1,504
Securities:
 Trading                                     1,440            -
 Available for sale-at fair value
  (cost of $328,406 for 2001 and
  $223,892 for 2000)                       334,882      225,954
 Held to maturity-at cost
  (approximate fair value of
  $2,154 for 2000)                               -        2,111
Loans and leases:
 Held for sale                              11,947       18,127
 Held to maturity                        1,070,750    1,023,969
Allowance for loan and lease losses        (15,244)     (13,592)
                                        -----------  -----------
Loans and leases, net                    1,067,453    1,028,504
Assets under operating leases               34,708       35,285
Premises, furniture and equipment, net      31,245       30,155
Other real estate, net                         419          583
Goodwill and core deposit premium, net      19,411       20,661
Other assets                                44,233       36,943
                                        -----------  -----------
TOTAL ASSETS                            $1,587,886   $1,466,387
                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  151,816   $  136,066
 Savings                                   451,316      406,712
 Time                                      583,537      558,535
                                        -----------  -----------
Total deposits                           1,186,669    1,101,313
Short-term borrowings                      178,589      175,084
Other borrowings                            88,034       67,681
Accrued expenses and other liabilities      30,976       26,163
                                        -----------  -----------
TOTAL LIABILITIES                        1,484,268    1,370,241
                                        -----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 share; authorized, 200,000 shares)              -            -
Common stock (par value $1 per share;
 authorized, 16,000,000 and 12,000,000
 shares at September 30, 2001, and
 December 31, 2000, respectively;
 Issued 9,905,783 shares at September
 30, 2001, and December 31, 2000)            9,906        9,906
Capital surplus                             18,812       18,812
Retained earnings                           76,594       71,253
Accumulated other comprehensive income       4,017        1,301
Treasury stock at cost (333,289 and
 287,573 shares at September 30, 2001,
 and December 31, 2000, respectively)       (5,711)      (5,126)
                                        -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                 103,618       96,146
                                        -----------  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,587,886   $1,466,387
                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Nine Months Ended
                          9/30/01   9/30/00    9/30/01   9/30/00
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 23,131  $ 23,286   $ 69,926  $ 65,431
Interest on securities:
 Taxable                    3,626     2,895     10,346     8,952
 Nontaxable                   437       462      1,381     1,349
Interest on federal
 funds sold                   551       283      1,808       431
Interest on interest
 bearing deposits in
 other financial
 institutions                  29       104        120       286
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      27,774    27,030     83,581    76,449
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits       11,503    11,108     36,138    31,001
Interest on short-term
 borrowings                 1,898     2,774      6,708     7,465
Interest on other
 borrowings                 1,507     1,750      4,476     4,736
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE     14,908    15,632     47,322    43,202
                         --------  --------   --------  --------
NET INTEREST INCOME        12,866    11,398     36,259    33,247
Provision for loan and
 lease losses               1,197       779      3,041     2,605
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN AND LEASE LOSSES     11,669    10,619     33,218    30,642
                         --------  --------   --------  --------


OTHER INCOME:
Service charges and fees    1,702     1,433      4,717     3,904
Trust fees                    767       761      2,311     2,268
Brokerage commissions         181       160        474       651
Insurance commissions         161       197        590       583
Securities gains, net         552       203      1,476       435
Loss on trading account
 securities                  (331)        -       (510)        -
Rental income on
 operating leases           3,842     3,736     11,491    11,090
Gains on sale of loans        584       182      1,500       326
Impairment loss on
 equity securities           (455)      (11)      (455)     (244)
Other noninterest income      164       271        561       784
                         --------  --------   --------  --------
TOTAL OTHER INCOME          7,167     6,932     22,155    19,797
                         --------  --------   --------  --------
OTHER EXPENSES:
Salaries and employee
 benefits                   6,381     6,016     18,919    17,949
Occupancy                     758       738      2,365     2,221
Furniture and equipment       765       755      2,349     2,213
Depreciation on equipment
 under operating leases     2,947     2,807      8,739     8,315
Outside services              901       643      2,525     1,983
FDIC deposit insurance
 assessment                    52        53        155       181
Advertising                   394       382      1,180     1,168
Goodwill and core deposit
 intangibles amortization     418       453      1,254     1,360
Other operating expenses    2,136     1,876      6,052     5,319
                         --------  --------   --------  --------
TOTAL OTHER EXPENSES       14,752    13,723     43,538    40,709
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      4,084     3,828     11,835     9,730
Income taxes                1,422     1,231      3,903     2,900
                         --------  --------   --------  --------
NET INCOME               $  2,662  $  2,597   $  7,932  $  6,830
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.28  $   0.27   $   0.83  $   0.71
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.27  $   0.27   $   0.82  $   0.70
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.09  $   0.09   $   0.27  $   0.27

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------
Balance at January 1, 2000         $ 9,707   $15,339   $ 65,132
Net Income                               -         -      6,830
Unrealized gain on securities
 available for sale                      -         -          -
Reclassification adjustment for
 gains realized in income                -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $0.27 per share                 -         -     (2,600)
Issuance of 319,010 shares of
 common stock                          199     3,480
Purchase of 290,374 shares of
 common stock                            -         -          -
                                   -------   -------   --------
Balance at September 30, 2000      $ 9,906   $18,819   $ 69,362
                                   =======   =======   ========

Balance at January 1, 2001         $ 9,906   $18,812   $ 71,253
Net Income                               -         -      7,932
Unrealized gain on securities
 available for sale                      -         -          -
Reclassification adjustment for
 gains realized in income                -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $0.27 per share                 -         -     (2,591)
Purchase of 45,716 shares of
 common stock                            -         -          -
                                   -------   -------   --------
Balance at September 30, 2001      $ 9,906   $18,812   $ 76,594
                                   =======   =======   ========

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------  --------
Balance at January 1, 2000         $(1,511)  $(2,094)  $ 86,573
Net Income                               -         -      6,830
Unrealized gain on securities
 available for sale                  1,328         -      1,328
Reclassification adjustment for
 gains realized in income             (191)        -       (191)
Income taxes                          (387)        -       (387)
                                                       --------
Comprehensive income                                      7,580
Cash dividends declared:
 Common, $0.27 per share                 -         -     (2,600)
Issuance of 319,010 shares of
 common stock                            -     2,094      5,773
Purchase of 290,374 shares of
 common stock                            -    (5,181)    (5,181)
                                   -------   -------   --------
Balance at September 30, 2000      $  (761)  $(5,181)  $ 92,145
                                   =======   =======   ========

Balance at January 1, 2001         $ 1,301   $(5,126)  $ 96,146
Net Income                               -         -      7,932
Unrealized gain on securities
 available for sale                  5,136         -      5,136
Reclassification adjustment for
 gains realized in income           (1,021)        -     (1,021)
Income taxes                        (1,399)        -     (1,399)
                                                       --------
Comprehensive income                                     10,648
Cash dividends declared:
 Common, $0.27 per share                 -         -     (2,591)
Purchase of 45,716 shares of
 common stock                            -      (585)      (585)
                                   -------   -------   --------
Balance at September 30, 2001      $ 4,017   $(5,711)  $103,618
                                   =======   =======   ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Nine Months Ended
                                         9/30/01       9/30/00
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  7,932       $  6,830
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization            12,333         12,053
 Provision for loan and lease losses       3,041          2,605
 Provision for income taxes in excess
  of payments                              3,387             54
 Net amortization (accretion) of
  premium (discount) on investment
  securities                                 457            (21)
 Securities gains, net                    (1,476)          (435)
 Increase in trading account securities   (1,440)             -
 Loss on impairment of equity
  securities                                 455            244
 Loans originated for sale               (81,197)       (27,342)
 Proceeds on sales of loans               88,877         22,783
 Gain on sales of loans                   (1,500)          (326)
 Decrease (increase) in accrued
  interest receivable                        106         (4,262)
 Increase (decrease) in accrued
  interest payable                            (1)         1,246
 Other, net                                  796          3,231
                                        ---------      ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               31,770         16,660
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits                      -           (600)
Proceeds on maturities of time deposits      959          1,805
Proceeds from the sale of securities
 available for sale                       59,461         33,723
Proceeds from the maturity of and
 principal paydowns on securities
 held to maturity                              -          3,065
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                       61,840         38,869
Purchase of securities available
 for sale                               (223,200)       (64,184)
Net increase in loans and leases         (47,135)      (127,996)
Purchase of bank-owned life insurance
  policies                                (8,568)        (2,248)
Increase in assets under operating
 leases                                   (9,316)        (9,306)
Capital expenditures                      (3,615)        (2,441)
Net cash and cash equivalents received
 in acquisition of subsidiaries                -         18,603
Net cash received from minority
 stockholders                                  -            780
Proceeds on sale of other real estate
 and other repossessed assets                610            474
                                        ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES   (168,964)      (109,456)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings
 deposits                                 60,354          7,650
Net increase in time deposits             25,002         82,157
Net increase (decrease) in short-term
 borrowings                              (13,854)        26,197
Net increase (decrease) in other
 borrowings                               37,712         (3,543)
Purchase of treasury stock                  (585)        (5,181)
Dividends                                 (2,591)        (2,600)
                                        ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              106,038        104,680
                                        ---------      ---------
Net increase (decrease) in cash and
 cash equivalents                        (31,156)        11,884
Cash and cash equivalents at beginning
 of year                                  84,687         35,953
                                        ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                 $ 53,531       $ 47,837
                                        =========      =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $    717       $  2,662
                                        =========      =========
 Cash paid for interest                 $ 47,323       $ 41,956
                                        =========      =========
 Securities held to maturity
  transferred to securities
  available for sale                    $  2,154       $      -
                                        =========      =========
 Other borrowings transferred to
  short-term borrowings                 $ 17,359       $  3,439
                                        =========      =========
Acquisitions:
 Assets acquired                        $      -       $119,837
                                        =========      =========
 Cash paid for purchase of stock        $      -       $(14,364)
 Cash acquired                                 -         32,967
                                        ---------      ---------
 Net cash received in acquisitions      $      -       $ 18,603
                                        =========      =========
 Notes issued for acquisitions          $      -       $  3,820
                                        =========      =========
 Common stock issued for acquisitions   $      -       $  5,773
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

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended September 30, 2001, are not necessarily indicative of the results expected for the year ending December 31, 2001.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2000, are shown in the tables below:

                                             Three Months Ended
                                             9/30/01    9/30/00
                                             -------    -------
Net Income (000's)                           $ 2,662    $ 2,597
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,584      9,620
Assumed incremental common shares issued
 upon exercise of stock options (000's)          109        126
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,693      9,746
                                             =======    =======

                                              Nine Months Ended
                                             9/30/01    9/30/00
                                             -------    -------
Net Income (000's)                           $ 7,932    $ 6,830
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,594      9,632
Assumed incremental common shares issued
 upon exercise of stock options (000's)          102        137
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,696      9,769
                                             =======    =======

Trading Account Securities - Trading securities represent those securities Heartland intends to actively trade and are stated at fair value with changes in fair value reflected in other income. During the first quarter of 2001, Heartland began purchasing securities, on a limited basis, with the intent of actively trading those securities.

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

In July 2001, the FASB issued FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Heartland is required to adopt the provisions of FAS No. 141 immediately, and FAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized and tested for impairment in accordance with the appropriate pre-FAS No. 142 accounting requirements prior to adoption of FAS No. 142. As of September 30, 2001, Heartland had unamortized goodwill in the amount of $16.328 million and unamortized identifiable intangible assets in the amount of $3.083 million, all of which will be subject to the transition provisions of FAS No. 141 and 142. Amortization expense related to goodwill was $1.063 million and $798 thousand for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. Amortization expense related to identifiable intangible assets was $751 and $456 thousand for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. All of Heartland's identifiable intangible assets are core deposit premiums related to acquisitions. Because of the extensive effort needed to comply with adopting FAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on Heartland's financial statements at the date of this report, including whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued FAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). FAS No. 144 retains the fundamental provisions in FAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS No. 121. For example, FAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS No. 121, an impairment assessment under FAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, Goodwill and Other Intangible Assets. Heartland is required to adopt FAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of FAS No. 144 for long-lived assets held for use to have a material impact on Heartland's financial statements because the impairment assessment under FAS No. 144 is largely unchanged from FAS No. 121. The provisions of FAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of FAS No. 144 will have on Heartland's financial statements.

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

Even in the wake of the crisis our country experienced on September 11 and the continuing signs of a weakening economy, Heartland was able to continue its growth in earnings during the third quarter of 2001. Earnings increased $65 thousand or 2% when compared to the same quarter in 2000. Net income totaled $2.662 million compared to the $2.597 million recorded during the same quarter in 2000. Diluted earnings per common share remained consistent at $.27 for the third quarters under comparison. Return on common equity was 10.38% and return on assets was .67% for the third quarter of 2001. For the same period in 2000, return on equity was 11.44% and return on assets was .74%.

Contributing to the sustained earnings during the third quarter of 2001 was the $1.468 million or 13% increase in net interest income, due primarily to growth in earning assets. Average earning assets went from $1.240 billion during the third quarter of 2000 to $1.420 billion during the same quarter in 2001, an increase of $180 million or 14%. Exclusive of securities gains and losses, other income experienced a $661 thousand or 10% increase. Growth in other expenses was $1.029 million or 7%. Securities activities negatively impacted earnings during the third quarter as losses on trading account securities totaled $331 thousand and a $455 thousand impairment loss was recorded on one equity security held in the available for sale portfolio. These losses are in part a result of the downturn in the stock market. Also negatively impacting earnings was an additional $418 thousand in the provision for loan and lease losses, a 54% increase over last year.

For the nine-month period ended September 30, 2001, net income increased $1.102 million or 16% when compared to the same period in 2000. Net income totaled $7.932 million, or $.82 on a diluted per common share basis, for the nine-month period in 2001 compared to $6.830 million, or $.70 on a diluted per common share basis, during the same nine-month period in 2000. Return on common equity was 10.65% and return on assets was .69% for the nine-month period in 2001 compared to 10.30% and .68%, respectively, for the same period in 2000.

The double-digit growth in earnings for the nine-month period under comparison was in part a result of the $3.012 million or 9% growth in net interest income. Also reflecting significant improvement during this period were the other income categories of service charges and fees and gains on sale of loans.

The expansion of Heartland's franchise and the diversification of its earnings stream continue to provide the payoffs anticipated. Despite signs of a weakening economy, Heartland's management team remains enthused about the future and focused on our country and Heartland's role in maintaining a strong financial services industry.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.67% during the third quarter of 2001 compared to 3.60% recorded during the previous quarter of 2001 and 3.75% for the third quarter of 2000. During the third quarter of 2000, national prime was 9.50%. Conversely, during the third quarter of 2001, national prime decreased from 7.00% to 6.00%. Heartland's negative gap position suggested a larger improvement in the net interest margin during such a period of downward movement in interest rates, but management elected to remain competitive in the market areas it serves and not reprice its deposit products as quickly. In addition to the delay in repricing of deposit products, also negatively impacting the net interest margin has been the change in the composition of the balance sheet, as the percentage of loans to total assets decreased from 73% at September 30, 2000, to 68% at September 30, 2001.

For the nine-month comparative periods, market rates also changed significantly. National prime rose from 8.50% to 9.50% during the first nine months of 2000 compared to a decline from 9.50% to 6.00% during the same nine-month period of 2001. In addition to the delay in repricing of deposit products, also negatively impacting the net interest margin was the change in the composition of the balance sheet. Loan growth was slower during the first nine months of 2001 due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio. As rates declined, the real estate loan portfolio experienced refinancing activity into fifteen- and thirty-year mortgages, which Heartland usually elects to sell into the secondary market. Growth in the commercial loan portfolio increased during the second and third quarters of 2001 and management continues to feel that opportunities for growth within this portfolio will expand during the remaining months of 2001. Subsequent to September 30, 2001, national prime had declined another 100 basis points. Management does not anticipate a significant reduction in Heartland's net interest margin as a result of this additional decrease in rates.

For the three- and nine-month periods ended September 30, 2001, interest income increased $744 thousand or 3% and $7.1 million or 9%, respectively, when compared to the same periods in 2000. These increases were primarily attributable to the growth in earning assets and was partially offset by the reduction in overall yield as rates moved downward.

For the quarter ended September 30, 2001, interest expense decreased $724 thousand or 5% when compared to the same period in 2000 primarily as a result of the decline in rates and the maturity of higher-rate certificates of deposit accounts. For the nine-month comparative periods ended September 30, interest expense increased $4.1 million or 10% in 2001. The growth in interest expense was a result of the growth in deposits and Heartland's decision not to reprice its deposit products as quickly as market rates declined. Average interest-bearing deposit accounts for the nine-month comparative periods increased $141.3 million or 15% from $869.3 million in 2000 to $1.0 billion in 2001. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan losses increased $418 thousand or 54% during the third quarter of 2001 when compared to the same period in 2000. On a nine-month comparative basis, the provision for loan losses increased $436 thousand or 17%. These increases were partially in response to a rise in nonperforming loans. Early in 2001, loan growth was slower than in previous years due to paydowns experienced in the mortgage portfolio and reduced demand in the commercial portfolio. During the second and third quarters of this year, additional growth was experienced in the commercial loan portfolio which also contributed to the additional provision. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter, refer to the loans and allowance for loan and lease losses section of this report.

OTHER INCOME

Total other income increased $235 thousand or 3% during the quarter ended on September 30, 2001, compared to the same period in 2000. On a year-to-date comparison, other income grew $2.4 million or 12%. During both periods, the other income categories reflecting significant improvement were service charges and fees and gains on sale of loans.

For the three- and nine-month periods ended on September 30, 2001, service charges and fees increased $269 thousand or 19% and $813 thousand or 21%, respectively. The $14.2 million or 12% growth in average checking account balances for the nine-month periods under comparison resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

Gains on sale of loans for the three- and nine-month periods ended on September 30, 2001, were $584 thousand and $1.5 million, respectively. During the same three- and nine-month periods in 2000, these gains were $182 and $326 thousand, respectively. The volume of mortgage loans sold into the secondary market during the first nine months of 2001 was significantly greater than those sold during the same period in 2000. As rates moved downward, customers frequently elected to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

Rental income on operating leases increased $401 thousand or 4% during the first nine months of 2001. This increase resulted from the normal replacement of vehicles under lease at our vehicle leasing and fleet management subsidiary, ULTEA. As vehicles within a fleet are replaced every three or four years, rent levels rise correspondingly to the increase in the cost of new vehicles.

As interest rates continued to decline during the third quarter of 2001, this provided an opportunity to realize security gains in Heartland's bond securities portfolio. Security gains were $552 thousand, an increase of $349 thousand, when compared to the $203 thousand recorded during the same quarter in 2000. Security gains would have been even larger had it not been for losses realized in Heartland's equity securities portfolio, driven primarily by the continued decline in the stock market. For the nine-month period ended September 30, 2001, securities gains were $1.5 million, an increase of $1 million when compared to the $435 thousand gains recorded during the same period in 2000. Even with the decline in the stock market during the first nine months of 2001, some net gains were realized in the equity securities portfolio, but the majority of the security gains to date have been realized in the bond securities portfolio. During 2000, gains on the equity securities portfolio were partially offset by losses realized when short term agency securities were sold and replaced with longer term agency securities to enhance the future total return of the bond securities portfolio by lengthening the portfolio. These trades were made because of the Heartland interest rate forecast, which called for declining rates during the remainder of 2000. As rates declined in 2001, Heartland's interest rate forecast changed to an upward bias and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. In order to reduce the interest rate risk of rising interest rates, the proceeds were invested in well-seasoned premium mortgaged backed securities that were projected to outperform the agency securities in a rising interest rate environment.

During the first quarter of 2001, Heartland elected to begin classifying a portion of its securities portfolio as trading. Losses on this portfolio totaled $331 thousand during the third quarter. On a year-to-date basis, losses on this portfolio totaled $510 thousand. These were primarily a result of the continued decline in the stock market.

An impairment loss on equity securities totaling $455 thousand was recorded during the third quarter of 2001. Heartland is a limited partner in an investment partnership that had a portion of its funds invested in a company that filed bankruptcy under chapter 11. The impairment loss recorded reflects Heartland's ownership percentage of 26%. The fair value of the remaining portion of Heartland's investment in this partnership at September 30, 2001, was $367 thousand. Similarly, during the second quarter of 2000, an impairment loss on equity securities totaling $233 thousand was recorded as a result of the announcement that Safety Kleen Corp. had filed bankruptcy under chapter 11. Heartland held shares of Safety Kleen's common stock in its equity securities portfolio. Subsequently, an additional impairment loss of $11 thousand was recorded during the third quarter of 2000 on this same equity security.

OTHER EXPENSE

Total other expense increased $1.0 million or 8% during the third quarter of 2001 when compared to the same quarter in 2000. For the nine-month period, total other expense increased $2.8 million or 7%. The categories making up more than 94% of these changes during both periods were salaries and employee benefits, depreciation on equipment under operating leases, outside services and other operating expenses.

Salaries and employee benefits, the largest component of noninterest expense, increased $365 thousand or 6% for the quarter under comparison. On a year-to-date basis, salaries and employee benefits grew $970 thousand or 5%. In addition to normal merit increases, these increases were also attributable to expansion efforts. The number of full-time equivalent employees employed by Heartland increased from 546 at September 30, 2000, to 568 at September 30, 2001.

Consistent with the vehicle replacement activity occurring at ULTEA, the depreciation on equipment under operating leases grew
$140 thousand or 5% for the third quarter and $424 thousand or 5% for the first nine months of 2001.

Fees for outside services increased by $258 thousand or 40% for the quarter under comparison and $542 thousand or 27% for the nine-month period under comparison. Contributing to these increases were the following:

     - Beginning this year, Heartland elected to outsource its internal audit function instead of fully staffing an internal audit department.

     - As on-line banking has grown in popularity, Heartland has incurred additional costs to provide this service to its customers.

     - As a result of enhancing the fleet card program at ULTEA, additional conversion costs were incurred during the second and third quarters of this year.

     - Legal and professional fees related to a potential acquisition were paid during the first half of 2001.

Other operating expenses increased $260 thousand or 14% for the quarters under comparison and $733 thousand or 14% for the nine-month periods under comparison. Over half of these increases were the result of additional processing fees related to the increased activity in the merchant credit card processing area.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 2001 increased $191 thousand or 16% when compared to the same period in 2000. On a nine-month comparative basis, income tax expense increased $1.0 million or 35%. These increases reflect the continued growth in pre-tax earnings.

Heartland's effective tax rate increased to 34.82% during the third quarter of 2001 compared to 32.16% for the third quarter of 2000. For the nine-month periods ended September 30, 2001 and 2000, the effective tax rate was 32.98% and 29.80%, respectively. These increases were, in part, a result of a decrease in the amount of tax-exempt interest income recorded during 2001. Tax-exempt interest income was 14% of pre-tax income during the first nine months of 2001 compared to 17% for the same period in 2000. Exclusive of tax benefits recorded in conjunction with an acquisition, Heartland's year-to-date adjusted effective tax rate in 2000 was 31.35%.

FINANCIAL CONDITION

LOANS AND PROVISION FOR LOAN AND LEASE LOSSES

Total loans and leases increased $40.6 million or 4% during the first nine months of 2001. This loan growth was slower than during the first nine months of 2000 due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio, particularly during the first quarter. Growth in the commercial loan portfolio increased during the second and third quarters of 2001 and management continues to feel that opportunities for growth within this portfolio will expand during the remaining months of 2001.

Commercial and commercial real estate loans increased by $65.6 million or 12% during the first nine months of 2001. All the bank subsidiaries experienced growth in this loan category, principally as a result of continued calling efforts.

Agricultural and agricultural real estate loans grew $12.1 million or 9% during the first nine months of 2001. The majority of this growth occurred at New Mexico Bank & Trust's office in Clovis, New Mexico, and Dubuque Bank and Trust Company,
Heartland's flagship bank in Dubuque, Iowa.

During the first nine months of 2001, the residential mortgage loan portfolio experienced a decline of $37.2 million or 17%. As long-term rates decreased, customers decided to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

The table below presents the composition of Heartland's loan portfolio as of September 30, 2001, and December 31, 2000.

LOAN PORTFOLIO
(Dollars in thousands)

                               September 30,       December 31,
                                   2001               2000
                             Amount   Percent   Amount   Percent
                             ------   -------   ------   -------
Commercial and commercial
 real estate               $  616,004  56.68% $  550,366  52.62%
Residential mortgage          178,451  16.42     215,638  20.62
Agricultural and
 agricultural real estate     145,692  13.41     133,614  12.78
Consumer                      130,430  12.00     128,685  12.30
Lease financing, net           16,149   1.49      17,590   1.68
                           ---------- ------- ---------- -------
Gross loans and leases     $1,086,726 100.00% $1,045,893 100.00%
                                      =======            =======
Unearned discount              (3,484)            (3,397)
Deferred loan fees               (545)              (400)
                           ----------         ----------
Total loans and leases      1,082,697          1,042,096
Allowance for loan and
 lease losses                 (15,244)           (13,592)
                           ----------         ----------
Loans and leases, net      $1,067,453         $1,028,504
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

     - The amount of Heartland's nonperforming loans has trended upward.

     - The nation appears to be in a period of economic slowdown.

     - During the last several years, Heartland has entered new markets in which it had little or no previous lending experience.

     - Heartland has continued to experience growth in more-complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2001. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

The allowance for loan and lease losses increased by $1.7 million or 12% during the first nine months of 2001. At September 30, 2001, the allowance for loan and lease losses was 1.41% of loans and 175% of nonperforming loans, compared to 1.30% of loans and 202% of nonperforming loans, at year-end 2000. Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, decreased to .80% of total loans and leases at September 30, 2001, compared to 1.05% of total loans and leases at June 30, 2001, as one large credit in the Wisconsin market that had been considered to be a nonperforming loan paid off in full during the third quarter. Nonperforming loans at September 30, 2001, were up from the .65% of total loans and leases at December 31, 2000, primarily as a result of one large credit in the New Mexico market. Workout plans are in process on a majority of the remaining nonperforming loans and, because of the net realizable value of collateral, guarantees and other factors, anticipated losses on these credits are expected to be minimal. A weakening economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole.

During the first nine months of 2001, Heartland recorded net charge offs of $1.4 million compared to $1.1 million for the same period in 2000. The acquisition of First National Bank of Clovis in New Mexico was responsible for $614 thousand or 58% of the net charge-offs during the first nine months of 2000 and $339 thousand or 24% of the net charge-offs during the first nine months of 2001. Heartland's loan review area, along with management at New Mexico Bank & Trust, have spent considerable time aggressively managing the exposure within the loan portfolio in this newest market for Heartland. Citizens Finance Co., Heartland's consumer finance subsidiary, was responsible for $590 thousand or 42% of the net charge-offs during the first nine months of 2001. Increased losses at Citizens relate directly to the rapid growth it experienced during the previous two years with expansion into the Appleton, Wisconsin and Rockford, Illinois markets. Due to the newness of a large portion of the portfolio, the identification of problem loans in the portfolio had not occurred until the portfolio began to mature. Additionally, the weakening economy has affected the ability of borrowers to repay their consumer loans. Losses as a percentage of gross loans at Citizens was 3.32% for the first nine months of 2001 compared to 2.87% for the year ended on December 31, 2000. Loans with payments past due for more than thirty days increased from 4.67% of gross loans at December 31, 2000, to 4.87% at September 30, 2001. These ratios still compare favorably to the consumer finance industry.

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 21% of total assets at September 30, 2001, as compared to 16% at December 31, 2000. The amount of securities held in Heartland's portfolio was increased during the first nine months of 2001 as deposit growth outpaced growth in the loan portfolio.

During 2000, management elected to replace paydowns received on mortgage-backed securities with U.S. government agency securities to lengthen the portfolio. U.S. government agency securities offer a better total return in a declining interest rate environment, which was Heartland's forecast at the time. The state tax-exempt nature of selected U.S. government agency securities also made them attractive purchases for Heartland's Illinois bank subsidiaries. As Heartland's interest rate forecast changed to one of rising rates, except for the short end of the yield curve, management elected to shift a portion of its securities portfolio into mortgage-backed securities from U.S. government agencies during the first nine months of 2001. Tightly structured tranches in well-seasoned mortgage-backed securities were purchased to enhance the performance of the portfolio given a rise in interest rates. Because of the well-seasoned nature of the mortgage-backed securities purchased, management anticipates that risk of prepayment within Heartland's securities portfolio has been minimized.

The table below presents the composition of the securities portfolio by major category as of September 30, 2001, and December 31, 2000.

SECURITIES PORTFOLIO
(Dollars in thousands)
                              September 30,        December 31,
                                   2001               2000
                             Amount   Percent   Amount   Percent
                             ------   -------   ------   -------
U.S. Treasury securities    $    495     .15%  $      -       -%
U.S. government agencies      92,271   27.44    118,897   52.13
Mortgage-backed securities   180,723   53.73     53,407   23.42
States and political
  subdivisions                32,087    9.54     34,044   14.93
Other securities              30,746    9.14     21,717    9.52
                            --------  -------  --------  -------
Total securities            $336,322  100.00%  $228,065  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $85.4 million or 8% during the first nine months of 2001. The demand and savings deposit categories experienced growth in excess of 10% and most of this growth was reflective of increased marketing efforts and customers' election to keep funds on deposit in a financial institution as the volatility in the stock market continued. Nearly two-thirds of the $15.8 million growth in demand deposits occurred at New Mexico Bank & Trust in Albuquerque, New Mexico. The $44.6 million growth in savings deposits resulted from growth in all of the markets served by the Heartland banks. The money market product line was enhanced last year and much of the growth in savings was attributable to marketing efforts focused at attracting new customers into this product line, as well as, customers' election to keep funds on deposit in a financial institution as the volatility in the stock market continued. Time deposits grew by $25.0 million since year-end 2000. All of the Heartland banks, except for Dubuque Bank and Trust Company, experienced growth in this deposit category. As long-term rates moved downward during 2001, efforts were focused on attracting customers into certificates of deposit with a maturity exceeding two years.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the nine month period ended September 30, 2001, the amount of short-term borrowings increased $3.5 million or 2%. Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At September 30, 2001, $40.1 million was outstanding as compared to $39.3 million at December 31, 2000.

Other borrowings increased $20.4 million or 30% during the first nine months of 2001. Included in these borrowings are long-term FHLB advances, which totaled $47.5 million on September 30, 2001, with a weighted average remaining term of 4.2 years and a weighted average rate of 5.43%. As rates moved downward during the first nine months of 2001, Heartland obtained additional long-term FHLB advances. On December 31, 2000, long-term FHLB advances totaled $25.1 million.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but also the composition of assets and capital and the amount of off-balance sheet commitments. Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                September 30,      December 31,
                                    2001               2000
                               Amount    Ratio    Amount  Ratio
                               ------    -----    ------  -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  108,371   8.93% $  102,443  8.74%
 Tier 1 capital minimum
   requirement                 48,529   4.00%     46,878  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   59,842   4.93% $   55,565  4.74%
                           ==========  ====== ========== ======

 Total capital             $  123,489  10.21% $  116,034  9.90%
 Total capital minimum
  requirement                  96,737   8.00%     93,756  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   26,752   2.21% $   22,278  1.90%
                           ==========  ====== ========== ======
Total risk-adjusted
 assets                    $1,209,216         $1,171,951
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  108,371   6.92% $  102,443  7.25%
 Tier 1 capital minimum
  requirement(3)               62,622   4.00%     56,492  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   45,749   2.92% $   45,951  3.25%
                           ==========  ====== ========== ======
Average adjusted assets
 (less goodwill and other
  intangibles)             $1,565,545         $1,412,301
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

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities. All of the securities qualified as Tier 1 capital for regulatory purposes as of September 30, 2001. Subsequent acquisitions accounted for under the purchase method of accounting could cause a portion of these securities to not qualify as Tier 1 capital, as regulations do not allow the amount of these securities included in Tier 1 capital to exceed 25% of total Tier 1 capital. These securities are classified as other borrowings on Heartland's financial statements.

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

Net cash outflows from investing activities increased $59.5 million during the first nine months of 2001 compared to the same period in 2000. The acquisition of First National Bank of Clovis provided net cash and cash equivalents of $18.6 million during the first quarter of 2000. The net increase in loans and leases was $47.1 million during the first nine months of 2001 compared to $128.0 million during the same period in 2000, an $80.9 million change. During the first nine months of 2001, proceeds from the sale and maturity of securities increased by $45.6 million compared to the same period in 2000 and the purchases of securities increased by $159.0 million for the periods under comparison. As loan growth was below the levels experienced during the first nine months of 2000, additional securities purchases were made to enhance the net interest margin.

Financing activities provided net cash of $106.0 million during the first nine months of 2001 compared to $104.7 million during the same period in 2000. A net increase in demand and savings deposit accounts provided cash of $60.4 million during the first nine months of 2001 compared to $7.7 million during the same period in 2000. Conversely, the amount of cash provided by a net increase in time deposit accounts declined from $82.2 million during the first nine months of 2000 to $25.0 million during the same period in 2001. The net change in short-term borrowings went from a $26.2 million provider of cash during the first nine months of 2000 to a $13.9 million user of cash during the same period in 2001, primarily as a result of the growth in deposits. The $41.3 million additional cash provided by a net increase in other borrowings during the first nine months of 2001 was reflective of $38.9 million new FHLB long-term advances recorded.

Total cash inflows from operating activities increased $15.1 million for the first nine months of 2001 compared to the same period in 2000. The $53.9 million increase in cash used for loans originated for sale and the offsetting $66.1 million increase in cash provided by the sale of loans were the primary factors contributing to the increase in cash provided from operating activities. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreements, as of September 30, 2001, provided an additional borrowing capacity of $9.9 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2001, Heartland was in compliance with the covenants contained in these credit agreements.

RECENT DEVELOPMENTS

In June of this year, Heartland was saddened by the sudden death of long-time director, Evangeline K. Jansen. Ms. Jansen first joined the board of directors of Dubuque Bank and Trust in 1974 and was one of the initial directors of Heartland when it was formed in 1981.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Heartland is required to adopt the provisions of FAS No. 141 immediately, and FAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized and tested for impairment in accordance with the appropriate pre-FAS No. 142 accounting requirements prior to adoption of FAS No. 142.

As of September 30, 2001, Heartland had unamortized goodwill in the amount of $16.3 million and unamortized identifiable intangible assets in the amount of $3.1 million, all of which will be subject to the transition provisions of FAS No. 141 and
142. Amortization expense related to goodwill was $1.1 million and $798 thousand for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. Amortization expense related to identifiable intangible assets was $751 and $456 thousand for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. All of Heartland's identifiable intangible assets are core deposit premiums related to acquisitions. Because of the extensive effort needed to comply with adopting FAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on Heartland's financial statements at the date of this report, including whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued FAS Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). FAS No. 144 retains the fundamental provisions in FAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS No. 121. For example, FAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS No. 121, an impairment assessment under FAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS No. 142, Goodwill and Other Intangible Assets.

Heartland is required to adopt FAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of FAS No. 144 for long-lived assets held for use to have a material impact on Heartland's financial statements because the impairment assessment under FAS No. 144 is largely unchanged from FAS No. 121. The provisions of FAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of FAS No. 144 will have on Heartland's financial statements.

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

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.21 Second Amendment to Second Amended and Restated Credit Agreement between Heartland Financial USA, Inc. and The Northern Trust Company dated as of October 31, 2001
10.22 See Exhibit 10.21 for substantially the same form of a Second Amendment to Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated as of October 31, 2001, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million

Reports on Form 8-K

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

                                   Dated: November 14, 2001