Form 10-K
period 2001-12-31
HEARTLAND FINANCIAL USA INC
filed 2002-03-29
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2001

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

                         (563) 589-2100
      (Registrant's telephone number, including area code)


   Securities registered pursuant to Section 12(b) of the Act:


                              None
                    (Title of Exchange Class)


                              None
           (Name of Each Exchange on which Registered)


   Securities registered pursuant to Section 12(g) of the Act:


                  Common Stock $1.00 par value
                        (Title of Class)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The index to exhibits follows the signature page.

As of March 25, 2002, the Registrant had issued and outstanding 9,828,333 shares of the Registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 2002, was $112,727,735.* Such figures include 1,871,358 shares of the Registrant's Common Stock held in a fiduciary capacity by the Trust Department of the Dubuque Bank & Trust Company, a wholly-owned subsidiary of the Registrant.

* Based on the last reported price of an actual transaction in Registrant's common stock on March 25, 2002, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of
Stockholders are incorporated by reference into Part III.

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

          Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

PART I.

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has five bank subsidiaries in the states of Iowa, Wisconsin, Illinois and New Mexico and one federal savings bank subsidiary in Iowa (collectively, the "Bank Subsidiaries"). All six Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). Dubuque Bank and Trust Company, Dubuque, Iowa, ("DB&T") is chartered under the laws of the State of Iowa and has two wholly-owned subsidiaries: DB&T Insurance, Inc. ("DB&T Insurance"), a multi-line insurance agency and DB&T Community Development Corp. ("DB&T Development"), majority owner of a senior housing project. Galena State Bank and Trust Company, Galena, Illinois, ("GSB") and Riverside Community Bank, Rockford, Illinois, ("RCB") are chartered under the laws of the State of Illinois. First Community Bank, FSB, Keokuk, Iowa, ("FCB") is a federal savings association organized under the laws of the United States. Wisconsin Community Bank, Cottage Grove, Wisconsin, ("WCB") is chartered under the laws of the State of Wisconsin and has one subsidiary, DBT Investment Corporation ("DBT Investment"), an investment management company. New Mexico Bank & Trust, Albuquerque, New Mexico, ("NMB") is chartered under the laws of the state of New Mexico. The Bank Subsidiaries operate 32 banking locations in Iowa, Illinois, Wisconsin and New Mexico. Heartland has six non-bank subsidiaries. Citizens Finance Co. ("Citizens") is a consumer finance company. ULTEA, Inc. ("ULTEA") is a fleet leasing company headquartered in Madison, Wisconsin. Keokuk Bancshares, Inc. ("Keokuk") is an investment management company. Heartland Capital Trust I and Heartland Statutory Trust II are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities. All of Heartland's subsidiaries are wholly-owned, except for NMB, of which Heartland was an 86% owner on December 31, 2001.

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

Operating Strategy

Heartland's primary operating strategy is to differentiate the company as a growing consortium of strong community banks through community involvement, active boards of directors, local presidents and local decision-making. As part of the operating strategy, all directors, officers and employees are encouraged to maintain a strong ownership interest in Heartland. As of December 31, 2001, these individuals owned approximately 45% of Heartland's outstanding common stock.

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

Agricultural Loans

Agricultural loans are emphasized by DB&T, WCB's Monroe banking center and NMB's Clovis banking offices due to their concentration of customers in rural markets. DB&T maintains its status as one of the largest agricultural lenders in the state of Iowa. Agricultural loans remain balanced, however, in proportion to the rest of Heartland's loan portfolio, constituting approximately 13% of the total loan portfolio at December 31, 2001. In connection with their agricultural lending, all of the Bank Subsidiaries have remained close to their traditional geographic market areas. The majority of the outstanding agricultural operating and real estate loans are within 60 miles of their main or branch offices.

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

Real Estate Mortgage Loans

Mortgage lending has been a focal point of the Bank Subsidiaries as each of them continues to build real estate lending business. As long-term rates decreased during 2001, customers refinanced their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Conversely, during 2000, customers elected to take adjustable-rate mortgage loans, which Heartland elected to retain in its loan portfolio, during this period of increasing long-term rates. As interest rates rose during 1999 and the early months of 2000, residential mortgage outstandings grew as customers elected to take three-, five- and seven-year adjustable rate mortgage loans, which were retained in the loan portfolios. Management believes that the retention of mortgage servicing provides the Bank Subsidiaries with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows each of the Bank Subsidiaries to continue to have regular contact with mortgage customers.

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

Consumer loan demand is also serviced through Citizens, which currently serves the consumer credit needs of almost 6,000 customers in the three state area of Iowa, Illinois and Wisconsin from its Dubuque, Iowa, Madison and Appleton, Wisconsin, and Loves Park, Illinois offices. Citizens typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens loans as compared to other consumer loans.

Trust Departments

The trust departments for DB&T, GSB and FCB have been providing trust services to their respective communities for many years. Trust personnel from DB&T also work with RCB, WCB and NMB personnel to provide trust services to all Bank Subsidiaries. Currently, the Bank Subsidiaries have over $701 million of consolidated assets under management and provide a full complement of trust and investment services for individuals and corporations.

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

Brokerage and Other Services

Heartland contracts with a third-party vendor, Invest Financial Corporation, to operate independent securities offices at DB&T, GSB, RCB and FCB. Invest Financial Corporation offers full-service stock and bond trading, direct investments, annuities and mutual funds.

DB&T Insurance has continued to grow its personal insurance lines and the number of independent insurance companies it represents. DB&T Insurance is a multi-line insurance agency in the Dubuque area and offers a complete array of vehicle, property and casualty, life and disability insurance and tax-free annuities.

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

GSB is located in Galena, Illinois, which is less than five miles from the Mississippi River, approximately 20 miles east of Dubuque and 155 miles west of Chicago. GSB also has an office in Stockton, Illinois, and as such, services customers in Jo Daviess County, Illinois. Based on the 2000 census, the county had a population of approximately 22,000.

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

RCB is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County. In addition to its main banking office, RCB has two branch offices, all of which are located in the Winnebago County area. Based on the 2000 census, the county had a population of 278,000 and the city of Rockford had a population of 150,000.

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

NMB operates five offices within Albuquerque, New Mexico in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. NMB also operates four locations in the New Mexico communities of Clovis and Melrose, both located in Curry County. Clovis is located in east central New Mexico, approximately 220 miles from Albuquerque, 100 miles northwest of Lubbock, Texas and 105 miles southwest of Amarillo, Texas. Clovis had a population of approximately 33,000 according to the 2000 census, and Curry County had a population of 45,000.

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

The Bank Subsidiaries' combined market area is highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within Heartland's market area. The Bank Subsidiaries also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Under the Gramm-Leach-Bliley Act, effective in March 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which Heartland and the Bank Subsidiaries conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Heartland competes for loans principally through the range and quality of the services it provides, interest rates and loan fees. Heartland believes that its long-standing presence in the community and personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. Heartland actively solicits deposit-oriented clients and competes for deposits by offering customer's personal attention, professional service and competitive interest rates.

D.  EMPLOYEES

At December 31, 2001, Heartland employed 581 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits and management considers its employee relations to be excellent.

E.  ACCOUNTING STANDARDS

In July 2001, the FASB issued FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Heartland adopted the provisions of FAS No. 141 immediately, and FAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment in accordance with the appropriate pre-FAS No. 142 accounting requirements prior to adoption of FAS No. 142. As of December 31, 2001, Heartland had unamortized goodwill in the amount of $16.064 million and unamortized identifiable intangible assets in the amount of $2.931 million. Amortization expense related to goodwill was $1.064 million and $1.063 million for the years ended December 31, 2001, and December 31, 2000, respectively. Amortization expense related to identifiable intangible assets was $608 thousand and $751 thousand for the years ended December 31, 2001, and December 31, 2000, respectively. All of Heartland's identifiable intangible assets are core deposit premiums related to acquisitions. The estimated impact of adopting FAS No. 141 and 142 on January 1, 2002 will be the discontinuance of amortization on $9.521 million of Heartland's unamortized goodwill. The corresponding amortization expense for the year ended December 31, 2001 was $538 thousand. Goodwill in the amount of $6.543 million will continue to be amortized in accordance with the provisions of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. No transitional impairment charges are anticipated.

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

F.   SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Iowa Superintendent of Banking ("Iowa Superintendent"), the Illinois Commissioner of Banks and Real Estate ("Illinois Commissioner"), the Division of Banking of the Wisconsin Department of Financial Institutions ("Wisconsin DFI"), the New Mexico Financial Institutions Division ("New Mexico Division"), the Office of Thrift Supervision ("OTS"), the Board of Governors of the Federal Reserve System ("Federal Reserve"), the FDIC, the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission ("SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program;
(ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, Heartland is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of Heartland and its subsidiaries.

Heartland

General.
Heartland, as the sole shareholder of DB&T, GSB, RCB and WCB and the controlling shareholder of NMB, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended ("BHCA"). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve.
Heartland is also required to file with the Federal Reserve periodic reports of Heartland's operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

Heartland's ownership of FCB makes Heartland a savings and loan holding company, as defined in the Home Owners' Loan Act, as amended ("HOLA"). Although savings and loan holding companies generally are subject to supervision and regulation by the OTS, companies that, like Heartland, are both bank holding companies and savings and loan holding companies are generally exempt from OTS supervision. Federal law, however, requires the Federal Reserve to consult with the OTS, as appropriate, in establishing the scope of a Federal Reserve examination of such holding company, to provide the OTS, upon request, with copies of Federal Reserve examination reports and other supervisory information concerning any such holding company, and to cooperate with the OTS in any enforcement action against any such holding company if the conduct at issue involves the company's savings association subsidiary.

Investments and Activities.
Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking
.... as to be a proper incident thereto." Under current
regulations of the Federal Reserve, this authority would permit Heartland to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies or financial holding companies. As of the date of this filing, Heartland has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of an institution or holding company.

Capital Requirements.
Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of Heartland's allowance for loan and lease losses.

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

As of December 31, 2001, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements.

Dividends.
The Delaware General Corporation Law ("DGCL") allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.
Heartland's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended ("Exchange Act"). Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General.
DB&T is an Iowa-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Iowa-chartered bank, DB&T is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, as the chartering authority for Iowa banks, and the FDIC, which under federal law is designated as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

GSB and RCB are Illinois-chartered banks, the deposit accounts of which are insured by the BIF of the FDIC. As BIF-insured, Illinois-chartered banks, GSB and RCB are subject to the examination, supervision, reporting and enforcement requirements of the Illinois Commissioner, as the chartering authority for Illinois banks, and the FDIC, as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

WCB is a Wisconsin-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, Wisconsin-chartered bank, WCB is subject to the examination, supervision, reporting and enforcement requirements of the Wisconsin DFI, as the chartering authority for Wisconsin banks, and the FDIC, as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

NMB is a New Mexico-chartered bank, the deposit accounts of which are insured by the BIF of the FDIC. As a BIF-insured, New Mexico-chartered bank, NMB is subject to the examination, supervision, reporting and enforcement requirements of the New Mexico Division, as the chartering authority for New Mexico banks, and the FDIC, as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

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

Deposit Insurance.
As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2001, both BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, both
BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

FICO Assessments.
Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.
All Iowa banks, Illinois banks, Wisconsin banks, New Mexico banks and federal savings associations are required to pay supervisory assessments to the Iowa Superintendent, the Illinois Commissioner, the Wisconsin DFI, the New Mexico Division and the OTS, respectively, to fund the operations of such agencies. In general, the amount of such supervisory assessments is based upon each institution's total assets. During the year ended December 31, 2001, the Bank Subsidiaries paid supervisory assessments totaling $256 thousand.

Capital Requirements.
The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as DB&T, GSB, RCB, WCB and NMB: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--Heartland--Capital Requirements").

Pursuant to the HOLA and OTS regulations, savings associations, such as FCB, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for savings associations assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of core capital to total risk-weighted assets of 4%. Core capital consists primarily of permanent stockholders' equity less: (i) intangible assets other than certain supervisory goodwill, certain loan servicing rights and certain purchased credit card relationships; and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of FCB's allowances for loan and leases losses.

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

Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the FDIC and the OTS, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. For purposes of these provisions of OTS regulations, "Tier 1 capital" is defined to mean core capital.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2001: (i) none of the Bank Subsidiaries was subject to a directive from the FDIC or the OTS to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was "well-capitalized", as defined by applicable regulations.

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

Dividends.
In general, under applicable state law, DB&T, GSB, RCB, WCB and NMB may not pay dividends in excess of their undivided profits.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. Further, under applicable regulations of the OTS, the FCB may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the FCB's conversion from the mutual to the stock form of ownership in 1991. As of December 31, 2001, approximately $34.356 million was available to be paid as dividends to Heartland by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Bank Subsidiaries if such payment is deemed to constitute an unsafe or unsound practice.

Insider Transactions.
The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their respective directors and officers, to directors and officers of Heartland and its subsidiaries, to principal stockholders of Heartland, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of Heartland or one of its subsidiaries or a principal stockholder of Heartland may obtain credit from banks with which one of the Bank Subsidiaries maintains a correspondent relationship.

Safety and Soundness Standards.
The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

Branching Authority.
Until 2001, an Iowa state bank, such as DB&T, could only establish a bank office within the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank was located. Further, Iowa law prohibited an Iowa bank from establishing de novo branches in a municipality other than the municipality in which the bank's principal place of business was located, if another bank already operated one or more offices in the municipality in which the de novo branch was to be located. Under a recent change to the Iowa Banking Act, until June 30, 2004, Iowa banks, such as DB&T, have authority under Iowa law to establish up to three de novo branches at any location in Iowa, subject to regulatory approval, in addition to any branches established under the branching rules described above. Beginning July 1, 2004, Iowa banks may establish any number of branches at any location in Iowa, subject to regulatory approval.

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

Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank Subsidiaries -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test, the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 2001, FCB qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

State Bank Activities.
Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from directly or indirectly making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of DB&T, GSB, RCB, WCB or NMB.

Qualified Thrift Lender Test.
The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to OTS requirements. A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 2001, FCB satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 65.97%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

Federal Reserve System.
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

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

ITEM 2.

PROPERTIES

The following table is a listing of the principal operating facilities of Heartland:

                              Main        Main
                            Facility    Facility        Number
 Name and Main               Square     Owned or          of
Facility Address             Footage     Leased        Locations
----------------            --------    --------       ---------
Banking Subsidiary

DB&T
  1398 Central Avenue         59,500    Owned               8
  Dubuque, IA  52001

GSB
  971 Gear Street             18,000    Owned               3
  Galena, IL  61036

RCB
  6855 E. Riverside Blvd.      8,000    Owned               3
  Rockford, IL  60114

FCB
  320 Concert Street           6,000    Owned               3
  Keokuk, IA  52632

WCB
  580 North Main Street
  Cottage Grove, WI  53527     6,000    Owned               6

NMB
  320 Gold NW
  Albuquerque, NM  87102      11,400    Lease term          9
                                        through 2006

                              Main
                            Facility     Number
 Name and Main              Owned or       of
Facility Address             Leased     Locations
----------------            --------    ---------

Nonbanking Subsidiaries

Citizens
  1275 Main Street            Leased
  Dubuque, IA  52001          from DB&T    4

ULTEA
  2976 Triverton Pike
  Madison, WI  53711          Leased       1



The principal offices of Heartland are located in DB&T's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Heartland or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2001 to a vote of security holders.

PART II
ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Heartland's common stock was held by approximately 930 stockholders of record as of March 12, 2002, and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of reported prices per share of Heartland's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter                         High            Low
                                         ----            ---
2000:
  First                                $18 1/2        $14 7/8
  Second                                16 1/4         14
  Third                                 15             14
  Fourth                                14 5/8         12 1/2

2001:
  First                                $14 1/4        $12 1/2
  Second                                14             10 1/4
  Third                                 13 13/16       13 5/32
  Fourth                                13 1/2         12 25/32

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2001. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:


Calendar Quarter
                         2001           2000
                         ----           ----

First                    $.09           $.09
Second                    .09            .09
Third                     .09            .09
Fourth                    .10            .09

ITEM 6.

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                               For the Years Ended December 31,
                                 2001         2000       1999
                              ---------------------------------

STATEMENT OF INCOME DATA

 Interest income           $  110,088  $  104,250  $   74,154
 Interest expense              60,193      59,709      40,849
                           ----------  ----------  ----------
 Net interest income           49,895      44,541      33,305
 Provision for loan and
  lease losses                  4,283       3,301       2,626
                           ----------  ----------  ----------
 Net interest income after
  provision for loan and
  lease losses                 45,612      41,240      30,679
 Noninterest income            30,334      27,008      25,424
 Noninterest expense           58,818      54,446      44,722
 Provision for income
  taxes                         5,714       4,216       3,156
                           ----------  ----------  ----------
 Net income                $   11,414  $    9,586  $    8,225
                           ==========  ==========  ==========

PER COMMON SHARE DATA
 Net income-basic          $     1.19  $     1.00  $     0.86
 Net income-diluted              1.18        0.98        0.84
 Cash dividends                  0.37        0.36        0.34
 Dividend payout ratio          37.07%      36.15%      39.47%
 Book value                $    11.06  $    10.00  $     9.03
 Weighted average shares
  outstanding               9,602,520   9,628,038   9,555,194

BALANCE SHEET DATA
 Investments and federal
  funds sold               $  349,417  $  274,365  $  213,452
 Total loans and leases,
  net of unearned           1,105,205   1,042,096     835,146
 Allowance for loan and
  lease losses                 14,660      13,592      10,844
 Total assets               1,644,064   1,466,387   1,184,147
 Total deposits             1,205,159   1,101,313     869,659
 Long-term obligations        143,789     102,856     105,737
 Stockholders' equity         107,090      96,146      86,573

EARNINGS PERFORMANCE DATA
 Return on average total
  assets                         0.72%       0.70%       0.78%
 Return on average
  stockholders' equity          11.32       10.69        9.61
 Net interest margin
  ratio(1)                       3.65        3.74        3.64
Earnings to fixed charges:
 Excluding interest on
  deposits                       2.18x       1.82x       2.15x
 Including interest on
  deposits                       1.28        1.23        1.28

ASSET QUALITY RATIOS
 Nonperforming assets to total
  assets                         0.52%       0.51%       0.19%
Nonperforming loans and leases
  to total loans and leases      0.73        0.65        0.20
 Net loan and lease charge-offs
  to average loans and leases    0.30        0.17        0.06
 Allowance for loan and lease
  losses to total loans and
  leases                         1.33        1.30        1.30
 Allowance for loan and lease
  losses to nonperforming
  loans and leases             180.47      201.60      657.49

CAPITAL RATIOS
 Average equity to average
  assets                         6.47%       6.54%       8.12%
 Total capital to risk-adjusted
  assets                        10.89        9.90       11.68
 Tier 1 leverage                 7.53        7.25        8.85

(1) Tax equivalent using a 34% tax rate.


SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                          For the Years Ended
                                             December 31,
                                           1998        1997
                                        -----------------------
STATEMENT OF INCOME DATA

 Interest income                        $   64,517  $   59,261
 Interest expense                           36,304      31,767
                                        ----------  ----------
 Net interest income                        28,213      27,494
 Provision for loan and lease losses           951       1,279
                                        ----------  ----------
 Net interest income after provision
   for loan and lease losses                27,262      26,215
 Noninterest income                         17,297       8,565
 Noninterest expense                        31,781      22,927
 Provision for income taxes                  3,757       3,338
                                        ----------  ----------
 Net income                             $    9,021  $    8,515
                                        ==========  ==========
PER COMMON SHARE DATA
 Net income-basic                       $     0.95  $     0.90
 Net income-diluted                           0.94        0.89
 Cash dividends                               0.31        0.26
 Dividend payout ratio                       32.48%      28.96%
 Book value                             $     8.84  $     8.19
 Weighted average shares
  outstanding                            9,463,313   9,476,342

BALANCE SHEET DATA
 Investments and federal funds sold     $  259,964  $  234,666
 Total loans and leases, net of unearned   590,133     556,406
 Allowance for loan and lease losses         7,945       7,362
 Total assets                              953,785     852,060
 Total deposits                            717,877     623,532
 Long-term obligations                      80,016      71,756
 Stockholders' equity                       84,270      77,772

EARNINGS PERFORMANCE DATA
 Return on average total assets               1.01%       1.09%
 Return on average stockholders' equity      11.26       11.59
 Net interest margin ratio(1)                 3.58        3.89
 Earnings to fixed charges:
  Excluding interest on deposits              2.65x       2.97x
  Including interest on deposits              1.35        1.37

ASSET QUALITY RATIOS
 Nonperforming assets to total assets         0.28%       0.34%
 Nonperforming loans and leases
  to total loans and leases                   0.30        0.37
 Net loan and lease charge-offs
  to average loans and leases                 0.07        0.08
 Allowance for loan and lease losses
  to total loans and leases                   1.35        1.32
 Allowance for loan and lease losses
  to nonperforming loans and leases         453.74      362.30

CAPITAL RATIOS
 Average equity to average assets             9.01%       9.39%
 Total capital to risk-adjusted assets       12.13       12.71
 Tier 1 leverage                              8.58        8.76

(1) Tax equivalent using a 34% tax rate.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of Heartland and its subsidiaries. All of Heartland's subsidiaries are wholly-owned except for New Mexico Bank & Trust, of which Heartland was an 86% owner on December 31, 2001.

This report (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

Heartland's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries include, but are not limited to, the following:

     - The strength of the United States economy in general and the strength of the local economies in which Heartland conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of Heartland's assets.

     - The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

     - The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

     - The effects of changes in interest rates (including the effects of changes in the rate of prepayments of Heartland's assets) and the policies of the Board of Governors of the Federal Reserve System.

     - The ability of Heartland to compete with other financial institutions as effectively as Heartland currently intends due to increases in competitive pressures in the financial services sector.

     - The inability of Heartland to obtain new customers and to retain existing customers.

     - The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

     - Technological changes implemented by Heartland and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to Heartland and its customers.

     - The ability of Heartland to develop and maintain secure and reliable electronic systems.

     - The ability of Heartland to retain key executives and employees and the difficulty that Heartland may experience in replacing key executives and employees in an effective manner.

     - Consumer spending and saving habits which may change in a manner that affects Heartland's business adversely.

     - Business combinations and the integration of acquired businesses may be more difficult or expensive than expected.

     - The costs, effects and outcomes of existing or future litigation.

     - Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

     - The ability of Heartland to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning Heartland and its business, including other factors that could materially affect Heartland's financial results, is included in Heartland's filings with the Securities and Exchange Commission.

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through six banking subsidiaries with a total of 32 banking locations in Iowa, Illinois, Wisconsin and New Mexico. In addition, Heartland has separate subsidiaries in the consumer finance, vehicle leasing/fleet management, insurance agency and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations, branch openings and expansion into non-bank subsidiary activities.

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

The year 2001 proved to be a challenging one as the economy weakened and the effects of the September 11 tragedy lingered. In spite of all the turmoil occurring, Heartland was able to record double-digit growth in both earnings and assets for the second consecutive year. For the year ended December 31, 2001, net income totaled $11.414 million, an increase of $1.828 million or 19% when compared to the net income of $9.586 million recorded in 2000. Diluted earnings per common share grew to $1.18 from the $.98 recorded during 2000. Return on common equity was 11.32% and return on assets was .72% for 2001, compared to 10.69% and .70%, respectively, for 2000. Contributing to the increased earnings during 2001 was the 12% increase in net interest income, due in large part to growth in average earning assets. Additionally, noninterest income experienced a 12% increase, primarily due to additional gains on sale of loans and service charges and fees. As interest rates moved downward throughout the year, customers frequently elected to refinance into fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market while retaining servicing.

Total assets reached $1.644 billion at year-end 2001, an increase of 12% over year-end 2000. Even though the economy weakened throughout the year, Heartland was able to grow its loan portfolio by 6% and its deposit account balances by 9% in 2001.

For the year ended December 31, 2000, earnings increased $1.361 million or nearly 17% when compared to the net income of $8.225 million recorded in 1999. Earnings grew to $.98 per diluted common share compared to $.84 recorded during 1999. Return on common equity was 10.69% and return on assets was .70% for 2000, compared to 9.61% and .78%, respectively, for the same period in 1999. The improvement in earnings during 2000 resulted primarily from an expansion of net interest income by 34%. Noninterest income improved by 6% and noninterest expenses began to level off at a 22% increase over the prior year.

Total assets reached $1.466 billion at year-end 2000, an increase of 24% over year-end 1999. Of particular note was the significant growth experienced in the loan portfolio, which increased 25% in 2000. Growth in deposits was also substantial, increasing 27% in 2000.

The initiatives undertaken in previous years to position
Heartland for the increased earnings experienced in 2001 and 2000 were:

     - New Mexico Bank & Trust was established in Albuquerque, New Mexico, in May of 1998 and subsequently opened three branches during the second and third quarters of 1999 and one during the last quarter of 2001. The First National Bank of Clovis was acquired and subsequently merged into New Mexico Bank & Trust on January 1, 2000. Total assets at New Mexico Bank & Trust reached $300.2 million at December 31, 2001.

     - Wisconsin Community Bank was acquired in March of 1997 and subsequently opened a branch office in Middleton, Wisconsin in early 1998. Additional offices were opened during 1999 in Sheboygan, Green Bay and Eau Claire, Wisconsin and the acquisition of Bank One Wisconsin's Monroe branch was completed in July of 1999. Total assets at this entity grew from $54.0 million at year-end 1998 to $233.1 million on December 31, 2001.

     - Riverside Community Bank, Heartland's 1995 de novo bank in Rockford, Illinois, opened two additional branch locations, one in July of 1999 and the other in March of 2000. Total assets at Riverside Community Bank reached $131.6 million at December 31, 2001.

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

Net interest margin, expressed as a percentage of average earning assets, decreased from 3.74% during 2000 to 3.65% during 2001. During 2000, national prime increased from 8.50% at the beginning of the year to 9.50% at the end of the year. Conversely, during 2001, national prime decreased from 9.50% to 4.75%. Heartland's negative gap position suggested a larger improvement in the net interest margin during such a period of downward movement in interest rates, but management elected to remain competitive in the market areas it serves and not reprice its deposit products as quickly. In addition to the delay in repricing of deposit products, also negatively impacting the net interest margin was the change in the composition of the balance sheet, as the percentage of average loans to total average earning assets decreased from 80% in 2000 to 76% in 2001. Loan growth slowed due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio. As rates declined, the real estate loan portfolio experienced refinancing activity into fifteen- and thirty-year mortgages, which Heartland usually elects to sell into the secondary market. Growth in the commercial loan portfolio increased during the last half of 2001 and management continues to feel that opportunities for growth within this portfolio will exist during 2002.

Net interest margin expressed as a percentage of average earning assets increased to 3.74% during 2000 compared to 3.64% for 1999. Heartland was able to improve its net interest margin in spite of a turbulent rate environment due, in part, to the 52% growth in average noninterest bearing demand deposit balances. These balances made up 12% of the total average deposits during 2000 compared to 10% during 1999. Additionally, the percentage of average loans to average earning assets increased from 75% during 1999 to 80%.

Net interest income on a fully tax equivalent basis was $50.986, $45.658 and $34.125 million for 2001, 2000 and 1999, respectively, an increase of 12% for 2001 and 34% for 2000. These increases were the largest contributors to the double-digit growth in earnings experienced during both years and were primarily attributable to the growth in earning assets and the ability to keep the increase in interest expense below the growth in interest income. Average earning assets grew $175 million or 14% and $282 million or 30% during 2001 and 2000, respectively.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 2001

                                    Average
                                    Balance    Interest     Rate
                                    -------    --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  253,290   $   14,143   5.58%
 Nontaxable(1)                       30,909        2,712   8.77
                                 ----------   ----------
Total securities                    284,199       16,855   5.93
                                 ----------   ----------
Interest bearing deposits             7,320          243   3.32
Federal funds sold                   49,126        1,981   4.03
                                 ----------   ----------
Loans and leases:
 Commercial and commercial
  real estate(1)                    595,969       47,187   7.92
 Residential mortgage               191,081       15,364   8.04
 Agricultural and agricultural
  real estate(1)                    139,421       11,767   8.44
 Consumer                           126,027       13,278  10.54
 Direct financing leases, net        16,574        1,242   7.49
 Fees on loans                            -        3,262      -
 Less: allowance for loan
  and lease losses                  (14,528)           -      -
                                 ----------   ----------
Net loans and leases              1,054,544       92,100   8.73
                                 ----------   ----------
Total earning assets              1,395,189      111,179   7.97
                                 ----------   ----------
NONEARNING ASSETS
Total nonearning assets             163,143            -      -
                                 ----------   ----------
TOTAL ASSETS                     $1,558,332   $  111,179   7.13%
                                 ==========   ==========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  427,953   $   11,967   2.80%
 Time, $100 and over                143,429        8,227   5.74
 Other time deposits                441,505       25,714   5.82
Short-term borrowings               151,626        5,963   3.93
Other borrowings                    123,959        8,322   6.71
                                 ----------   ----------
 Total interest bearing
  liabilities                     1,288,472       60,193   4.67
                                 ----------   ----------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits        139,870            -      -
Accrued interest and other
  liabilities                        29,154            -      -
                                 ----------   ----------
 Total noninterest bearing
  liabilities                       169,024            -      -
                                 ----------   ----------
Stockholders' Equity                100,836            -      -
                                 ----------   ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,558,332   $   60,193   3.86%
                                 ==========   ==========  ======
Net interest income(1)                        $   50,986
                                              ==========
Net interest income
 to total earning assets(1)                                3.65%
                                                          ======
Interest bearing liabilities
 to earning assets                   92.35%
                                 ==========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 2000

                                    Average
                                    Balance    Interest     Rate
                                    -------    --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  189,610   $   11,824   6.24%
 Nontaxable(1)                       31,026        2,748   8.86
                                 ----------   ----------
Total securities                    220,636       14,572   6.60
                                 ----------   ----------
Interest bearing deposits             5,796          333   5.75
Federal funds sold                   16,874          911   5.40
                                 ----------   ----------
Loans and leases:
 Commercial and commercial
  real estate(1)                    520,777       45,228   8.68
 Residential mortgage               202,429       16,376   8.09
 Agricultural and agricultural
  real estate(1)                    133,043       11,848   8.91
 Consumer                           118,455       12,625  10.66
 Direct financing leases, net        15,027        1,056   7.03
 Fees on loans                            -        2,418      -
 Less: allowance for loan
  and lease losses                  (12,984)           -      -
                                 ----------   ----------
Net loans and leases                976,747       89,551   9.17
                                 ----------   ----------
Total earning assets              1,220,053      105,367   8.64
                                 ----------   ----------
NONEARNING ASSETS
Total nonearning assets             150,345            -      -
                                 ----------   ----------
TOTAL ASSETS                     $1,370,398   $  105,367   7.69%
                                 ==========   ==========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  385,047   $   13,913   3.61%
 Time, $100 and over                 99,322        6,001   6.04
 Other time deposits                400,096       23,281   5.82
Short-term borrowings               120,717        6,993   5.79
Other borrowings                    128,745        9,521   7.40
                                 ----------   ----------
 Total interest bearing
  liabilities                     1,133,927       59,709   5.27
                                 ----------   ----------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits        124,117            -      -
Accrued interest and other
  liabilities                        22,681            -      -
                                 ----------   ----------
 Total noninterest bearing
  liabilities                       146,798            -      -
                                 ----------   ----------
Stockholders' Equity                 89,673            -      -
                                 ----------   ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,370,398   $   59,709   4.36%
                                 ==========   ==========  ======
Net interest income(1)                        $   45,658
                                              ==========
Net interest income
 to total earning assets(1)                                3.74%
                                                          ======
Interest bearing liabilities
 to earning assets                   92.94%
                                 ==========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 1999

                                    Average
                                    Balance    Interest     Rate
                                    -------    --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  200,559   $   11,113   5.54%
 Nontaxable(1)                       21,010        1,842   8.77
                                 ----------   ----------
Total securities                    221,569       12,955   5.85
                                 ----------   ----------
Interest bearing deposits             8,176          468   5.72
Federal funds sold                    7,741          410   5.30
                                 ----------   ----------
Loans and leases:
 Commercial and commercial
  real estate(1)                    365,199       29,790   8.16
 Residential mortgage               162,878       12,773   7.84
 Agricultural and agricultural
  real estate(1)                     86,505        7,382   8.53
 Consumer                            86,132        8,683  10.08
 Direct financing leases, net         9,401          659   7.01
 Fees on loans                            -        1,854      -
 Less: allowance for loan
  and lease losses                   (9,336)           -      -
                                 ----------   ----------
Net loans and leases                700,779       61,141   8.72
                                 ----------   ----------
Total earning assets                938,265       74,974   7.99
                                 ----------   ----------
NONEARNING ASSETS
Total nonearning assets             115,757            -      -
                                 ----------   ----------
TOTAL ASSETS                     $1,054,022   $   74,974   7.11%
                                 ==========   ==========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  324,476   $   10,789   3.33%
 Time, $100 and over                 59,822        3,222   5.39
 Other time deposits                312,051       17,169   5.50
Short-term borrowings                87,376        4,046   4.63
Other borrowings                     84,967        5,623   6.62
                                 ----------   ----------
 Total interest bearing
  liabilities                       868,692       40,849   4.70
                                 ----------   ----------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits         81,511            -      -
Accrued interest and other
  liabilities                        18,254            -      -
                                 ----------   ----------
 Total noninterest bearing
  liabilities                        99,765            -      -
                                 ----------   ----------
Stockholders' Equity                 85,565            -      -
                                 ----------   ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,054,022   $   40,849   3.88%
                                 ==========   ==========  ======
Net interest income(1)                        $   34,125
                                              ==========
Net interest income
 to total earning assets(1)                                3.64%
                                                          ======
Interest bearing liabilities
 to earning assets                   92.58%
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in thousands)

                                      For the Year Ended
                                          December 31,
                                     2001 Compared to 2000
                                         Change Due to
                                   Volume     Rate     Net
                                --------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                        $ 3,971  $(1,652)  $ 2,319
 Nontaxable                         (10)     (26)      (36)
Interest bearing deposits            88     (178)      (90)
Federal funds sold                1,741     (671)    1,070
Loans and leases                  7,133   (4,584)    2,549
                                -------  -------   -------
TOTAL EARNING ASSETS             12,923   (7,111)    5,812

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                 1,550   (3,496)   (1,946)
 Time, $100 and over              2,665     (439)    2,226
 Other time deposits              2,410       23     2,433
Short-term borrowings             1,791   (2,821)   (1,030)
Other borrowings                   (354)    (845)   (1,199)
                                -------  -------   -------
TOTAL INTEREST BEARING
 LIABILITIES                      8,062   (7,578)      484
                                -------  -------   -------
NET INTEREST INCOME             $ 4,861  $   467   $ 5,328
                                =======  =======   =======

ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in thousands)

                                      For the Year Ended
                                          December 31,
                                     2000 Compared to 1999
                                         Change Due to
                                   Volume     Rate     Net
                                --------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                        $  (607) $ 1,318   $   711
 Nontaxable                         878       28       906
Interest bearing deposits          (136)       1      (135)
Federal funds sold                  484       17       501
Loans and leases                 24,077    4,333    28,410
                                -------  -------   -------
TOTAL EARNING ASSETS             24,696    5,697    30,393

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                 2,014    1,110     3,124
 Time, $100 and over              2 127      652     2,779
 Other time deposits              4,844    1,268     6,112
Short-term borrowings             1,544    1,403     2,947
Other borrowings                  2,897    1,001     3,898
                                -------  -------   -------
TOTAL INTEREST BEARING
 LIABILITIES                     13,426    5,434    18,860
                                -------  -------   -------
NET INTEREST INCOME             $11,270  $   263   $11,533
                                =======  =======   =======

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense. The provision for loan and lease losses was $4.283 million during 2001, $3.301 million during 2000 and $2.626 million during 1999, increases of $982 thousand or 30% during 2001 and $675 thousand or 26% during 2000. In part, these increases were recorded in response both to the loan growth experienced and to an increase in nonperforming loans. They were made to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and probable substandard and doubtful credits. A weakening economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole. For additional details on the specific factors considered, refer to the allowance for loan and lease losses section of this report.

NONINTEREST INCOME (Dollars in thousands)

                                        For the Years Ended
                                           December 31,
                                      2001     2000      1999
                                    ---------------------------
Service charges and fees            $ 6,381   $ 5,386   $ 3,906
Trust fees                            3,148     3,088     2,662
Brokerage commissions                   615       846       655
Insurance commissions                   807       862       803
Securities gains, net                 1,489       501       713
Loss on trading account securities     (417)        -         -
Impairment loss on equity
 securities                            (773)     (244)        -
Rental income on operating leases    15,446    14,918    14,718
Gains on sale of loans                2,738       521     1,028
Other noninterest income                900     1,130       939
                                    -------   -------   -------
Total noninterest income            $30,334   $27,008   $25,424
                                    =======   =======   =======

The above table shows Heartland's noninterest income for the years indicated. Total noninterest income increased $3.326 million or 12% during 2001, compared to an increase of $1.584 million or 6% during 2000. During both periods, the noninterest income categories reflecting significant improvement were service charges and fees and gains on sale of loans.

Emphasis during the past several years on enhancing revenues from services provided to customers has resulted in significant growth in service charges and fees. These fees increased $995 thousand or 18% during 2001. Exclusive of the Clovis, New Mexico acquisition, these fees increased $1.102 million or 28% during 2000. Average noninterest bearing checking account balances increased $15.753 million or 13% during 2001. These balances increased $16.796 million or 21%, exclusive of the Clovis acquisition, during 2000. The growth in these types of accounts generates additional service charge revenue as activity fees are charged to these accounts. Service fees are also collected on the mortgage loans Heartland has sold into the secondary market while retaining servicing. Heartland's servicing portfolio was $188.258 million at year-end 1999, $183.880 million at year-end 2000 and $268.625 million at year-end 2001. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

Gains on sale of loans totaled $2.738 million during 2001, $521 thousand during 2000 and $1.028 million during 1999. The volume of mortgage loans sold into the secondary market during 2001 was significantly greater than those sold during 2000. As rates moved downward, customers frequently elected to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market. The volume of mortgage loans sold into the secondary market began to decline during 1999 as rates moved upward and customers elected to take three- and five-year adjustable rate mortgage loans, which Heartland elected to retain in its loan portfolio. The volume of mortgage loans sold into the secondary market continued to fall significantly during the first half of 2000 as rates continued to move upward.

The continual decline of interest rates during 2001 provided an opportunity for Heartland to realize securities gains in its bond portfolio. Securities gains recorded during 2001 totaled $1.489 million compared to the total of $501 thousand recorded during 2000. Securities gains would have been even larger had it not been for losses realized in Heartland's equity securities portfolio, driven primarily by the continued decline in the stock market during 2001. Even with the decline in the stock market, some net gains were realized in the equity securities portfolio, but the majority of the securities gains during 2001 were realized in the bond securities portfolio. Securities gains decreased $212 thousand or 30% during 2000 as gains on the equity securities portfolio were partially offset by losses realized when short term agency securities were sold and replaced with longer term agency securities to enhance the future total return of the bond securities portfolio by lengthening the portfolio. These trades were made during the first quarter of 2000 because of the Heartland interest rate forecast, which called for declining rates during the remainder of 2000. As rates declined in 2001, Heartland's interest rate forecast changed to an upward bias and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. In order to reduce the interest rate risk of rising interest rates, the proceeds were invested in well-seasoned premium mortgaged backed securities that were projected to outperform the agency securities in a rising interest rate environment.

During the first quarter of 2001, Heartland elected to begin classifying some of its new equity securities purchases as trading. Losses on this portfolio totaled $417 thousand for the year, primarily as a result of the continual decline in the stock market.

Impairment losses on equity securities totaled $773 thousand during 2001. Heartland was a limited partner in an investment partnership that had a portion of its funds invested in a company that filed bankruptcy under Chapter 11 in 2001. The impairment loss recorded on this investment totaled $700 thousand and reflected Heartland's 30% ownership. Since year-end, Heartland has begun the process of divesting its interest in this partnership. The remaining $73 thousand of impairment losses recorded during 2001 related to common stock held in the available for sale equity securities portfolio. The carrying value of this stock on Heartland's balance sheet at December 31, 2001, was $75 thousand. Similarly, during 2000, an impairment loss on equity securities of $244 thousand was recorded. This loss resulted from the announcement that Safety Kleen Corp. had filed bankruptcy under Chapter 11. Heartland held 20,000 shares of Safety Kleen's common stock in its equity portfolio. The carrying value of this stock on Heartland's balance sheet as of December 31, 2001, was $4 thousand.

Rental income on operating leases increased $528 thousand or 4% during 2001. This increase resulted from the normal replacement of vehicles under lease at our vehicle leasing and fleet management subsidiary, ULTEA. As vehicles within a fleet are replaced every three or four years, rent levels rise correspondingly to the increase in the cost of new vehicles.

NONINTEREST EXPENSE (Dollars in thousands)

                                        For the Years Ended
                                           December 31,
                                     2001      2000      1999
                                   ---------------------------
Salaries and employee
 benefits                          $25,460   $23,876   $18,945
Occupancy                            3,076     2,904     2,076
Furniture and equipment              3,193     3,015     2,416
Depreciation on equipment under
 operating leases                   11,805    11,199    10,844
Outside services                     3,470     2,661     2,239
FDIC deposit insurance
 assessment                            208       228       121
Advertising                          1,596     1,492     1,376
Goodwill and core deposit
 intangibles amortization            1,672     1,814       682
Other noninterest expenses           8,338     7,257     6,023
                                   -------   -------   -------
Total noninterest expense          $58,818   $54,446   $44,722
                                   =======   =======   =======
Efficiency ratio(1)                 73.68%    75.45%    76.01%
                                   =======   =======   =======

(1) Noninterest expense divided by the sum of net interest income and noninterest income less securities gains.

The above table shows Heartland's noninterest expense for the years indicated. Noninterest expense increased $4.372 million or 8% in 2001 and $9.724 million or 22% in 2000. Growth in some of these expenses began to taper off in 2001 as Heartland began to realize the full utilization of the resources it expended during the early stages of its 1999 and 2000 growth initiatives.

Salaries and employee benefits expense, the largest component of noninterest expense, experienced increases of $1.584 million or 7% and $4.931 million or 26% during 2001 and 2000, respectively. In addition to the normal merit and cost of living raises, these increases, particularly during 2000, were attributable to Heartland's acquisition and expansion efforts. The number of full-time equivalent employees increased from 484 at December 31, 1999, to 544 at December 31, 2000, and 581 at December 31, 2001.

Expansion efforts resulted in additional occupancy, furniture and equipment and advertising/public relations costs during 2000. The growth in these expenses leveled off in 2001. In the aggregate, these expenses increased $1.543 million or 26% during 2000 compared to $454 thousand or 6% during 2001.

Consistent with the vehicle replacement activity occurring at ULTEA, the depreciation on equipment under operating leases grew
$355 thousand or 3% during 2000 and $606 thousand or 5% during 2001.

Fees for outside services increased $809 thousand or 30% during 2001 and $422 thousand or 19% during 2000. Contributing to these increases were the following:

     - Beginning in 2001, Heartland elected to outsource its internal audit function instead of fully staffing an internal audit department.

     - As on-line banking has grown in popularity, Heartland has incurred additional costs to provide this service to its customers.

     - As a result of enhancing the fleet card program at ULTEA, additional conversion costs were incurred during 2001.

     - Legal and professional fees related to Heartland's continuing exploration of potential acquisitions were paid during 2001.

The Clovis acquisition made at the beginning of 2000 resulted in additional goodwill and core deposit intangible amortization. Additionally, 2000 was the first full year of amortization on the merger-related intangibles that resulted from the acquisition of Bank One Wisconsin's Monroe branch in July of 1999. This amortization of merger-related intangibles increased $1.132 million or 166% during 2000.

Other noninterest expenses increased $1.081 million or 15% during 2001 and $1.234 million or 20% during 2000. Over half of the 2001 increase was the result of additional processing fees related to the increased activity in the merchant credit card processing area. Some of the expenses included within the other noninterest expenses that experienced significant growth as a result of expansion efforts were amortization and maintenance expense on software, office supplies, postage and telephone charges. During 2000, the conversion of the Clovis entity to the banking software utilized by the Heartland banks also contributed to the increase in this category.

INCOME TAXES

Income tax expense increased $1.498 million or 36% for 2001 and $1.060 million or 34% for 2000, primarily as a result of increased pre-tax earnings. Heartland's effective tax rate was 33.36% for 2001, 30.55% for 2000 and 27.73% for 1999. The
effective tax rate has grown over the years, in part, as a result of the amount of additional merger-related goodwill and other intangibles amortization expense recorded that is not deductible for federal income tax purposes. These expenses have grown as a percentage of pre-tax income from 2.90% in 1999 to 4.26% in 2000 and 5.71% in 2001. Additionally, tax-exempt interest income on securities and loans as a percentage of pre-tax income has varied over the past several years. Tax-exempt interest income was 12% of pre-tax income during 2001 compared to 16% for 2000 and 14% for 1999.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland's major source of income is interest on loans and leases. The table below presents the composition of Heartland's loan portfolio at the end of the years indicated.

LOAN PORTFOLIO (Dollars in thousands)

                                        December 31,
                                 2001                2000
                            Amount   Percent    Amount   Percent
                          ---------- -------  ---------- -------
Commercial and commercial
 real estate              $  651,479  58.73%  $  550,366  52.62%
Residential mortgage         168,912  15.23      215,638  20.62
Agricultural and
 agricultural real estate    145,460  13.11      133,614  12.78
Consumer                     127,874  11.53      128,685  12.30
Lease financing, net          15,570   1.40       17,590   1.68
                          ---------- -------  ---------- -------
Gross loans and leases     1,109,295 100.00%   1,045,893 100.00%
                                     =======             =======
Unearned discount             (3,457)             (3,397)
Deferred loan fees              (633)               (400)
                          ----------          ----------
Total loans and leases     1,105,205           1,042,096
Allowance for loan and
 lease losses                (14,660)            (13,592)
                          ----------          ----------
Loans and leases, net     $1,090,545          $1,028,504
                          ==========          ==========

LOAN PORTFOLIO (Dollars in thousands)

                                        December 31,
                                 1999                1998
                            Amount   Percent    Amount   Percent
                          ---------- -------  ---------- -------
Commercial and commercial
 real estate              $  448,991  53.53%  $  277,765  46.88%
Residential mortgage         180,347  21.50      156,415  26.40
Agricultural and
 agricultural real estate     92,936  11.08       77,211  13.03
Consumer                     103,608  12.35       72,642  12.26
Lease financing, net          12,886   1.54        8,508   1.43
                          ---------- -------  ---------- -------
Gross loans and leases       838,768 100.00%     592,541 100.00%
                                     =======             =======
Unearned discount             (3,169)             (2,136)
Deferred loan fees              (453)               (272)
                          ----------          ----------
Total loans and leases       835,146             590,133
Allowance for loan and
 lease losses                (10,844)             (7,945)
                          ----------          ----------
Loans and leases, net     $  824,302          $  582,188
                          ==========          ==========

LOAN PORTFOLIO (Dollars in thousands)

                                         December 31,
                                             1997
                                       Amount     Percent
                                      --------    -------
Commercial and commercial
 real estate                          $242,868     43.46%
Residential mortgage                   175,268     31.37
Agricultural and
 agricultural real estate               69,302     12.40
Consumer                                64,223     11.49
Lease financing, net                     7,171      1.28
                                      --------    -------
Gross loans and leases                 558,832    100.00%
                                                  =======
Unearned discount                       (2,077)
Deferred loan fees                        (349)
                                      --------
Total loans and leases                 556,406
Allowance for loan and
 lease losses                           (7,362)
                                      --------
Loans and leases, net                 $549,044
                                      ========

The table below sets forth the remaining maturities by loan and lease category.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES(1)
December 31, 2001 (Dollars in thousands)

                                              Over 1 Year
                                             Through 5 Years
                              One Year     Fixed     Floating
                               or less      Rate       Rate
                            ----------------------------------
Commercial and commercial
 real estate                $  264,794   $  199,547 $  102,924
Residential mortgage            28,690       25,202     11,005
Agricultural and
 agricultural real estate       70,984       41,221     16,491
Consumer                        36,883       50,997     15,570
Lease financing, net             4,890       10,206          -
                            ----------   ---------- ----------
Total                       $  406,241   $  327,173 $  145,990
                            ==========   ========== ==========

                                 Over 5 Years
                               Fixed      Floating
                               Rate         Rate        Total
                            ----------------------------------
Commercial and commercial
 real estate                $   24,643   $   59,571 $  651,479
Residential mortgage            33,870       70,145    168,912
Agricultural and
 agricultural real estate        8,848        7,916    145,460
Consumer                         9,877       14,547    127,874
Lease financing, net               474            -     15,570
                            ----------   ---------- ----------
Total                       $   77,712   $  152,179 $1,109,295
                            ==========   ========== ==========

(1) Maturities based upon contractual dates.

Heartland experienced growth in net loans and leases during both 2001 and 2000. This growth was $62.0 million or 6% in 2001 and $204.2 million or 25% in 2000. Loan growth during 2001 was slower than during 2000 due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio, particularly during the first half of the year. Growth in the commercial loan portfolio increased during the remaining half of 2001 and management continues to feel that opportunities for growth within this portfolio will expand during 2002. The acquisition of the bank in Clovis, New Mexico at the beginning of 2000, accounted for $66.5 million or 33% of the loan growth in 2000.

During both years, the largest growth occurred in commercial and commercial real estate loans, which increased $101.1 million or 18% during 2001 and $101.4 million or 23% during 2000. All the bank subsidiaries experienced growth in this loan category, principally as a result of continued calling efforts. The Clovis acquisition was responsible for $26.5 million or 26% of the growth in 2000.

Agricultural and agricultural real estate loans outstanding experienced an increase of $11.8 million or 9% during 2001. The majority of this growth occurred at New Mexico Bank & Trust's office in Clovis and at Dubuque Bank and Trust Company, Heartland's flagship bank in Dubuque, Iowa. During 2000, agricultural and agricultural real estate loans outstanding grew $40.7 million or 44%. The Clovis acquisition was responsible for $33.0 million or 81% of the agricultural loan growth as nearly half of the acquired loans were in the agricultural sector. The remaining growth during 2000 occurred at Heartland's banks in Wisconsin and Keokuk, Iowa.

The residential mortgage loan portfolio experienced a decline of $46.7 million or 22% during 2001. As long-term rates decreased, customers refinanced their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. Conversely, during 2000, the residential mortgage loan portfolio grew by $35.3 million or 20%. Customers elected to take adjustable-rate mortgage loans, which Heartland elected to retain in its loan portfolio, during this period of increasing long-term rates. The Clovis acquisition did not initially contribute to the growth in 2000, as it had not maintained a mortgage loan portfolio prior to joining the Heartland group.

Consumer loan outstandings remained relatively flat during 2001, as the economy weakened and consumers were provided other sources of financing, i.e., zero percent automobile financing through dealerships. Consumer loan outstandings, exclusive of the $8.0 million portfolio at Clovis, grew $17.1 million or 16% during 2000. The majority of this growth resulted from increased selling efforts at Riverside Community Bank and Wisconsin Community Bank.

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

NONPERFORMING LOANS AND LEASES AND OTHER NONPERFORMING ASSETS

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated.

NONPERFORMING ASSETS (Dollars in thousands)

                                        December 31,
                             2001   2000   1999    1998   1997
                           ------------------------------------
Nonaccrual loans and
 leases                    $7,269  $5,860 $1,414  $1,324 $1,819
Loan and leases
 contractually past
 due 90 days or more          500     523    236     426    187
Restructured loans
 and leases                   354     357      -       -     26
                           ------  ------ ------  ------ ------
Total nonperforming
 loans and leases           8,123   6,740  1,650   1,750  2,032
Other real estate             130     489    514     832    722
Other repossessed assets      343     219    138     102    176
                           ------  ------ ------  ------ ------
Total nonperforming assets $8,596  $7,448 $2,302  $2,684 $2,930
                           ======  ====== ======  ====== ======
Nonperforming loans and
 leases to total loans
 and leases                 0.73%   0.65%  0.20%   0.30%  0.37%

Nonperforming assets
 to total loans and
 leases plus repossessed
 property                   0.78%   0.71%  0.28%   0.45%  0.53%

Nonperforming assets to
 total assets               0.52%   0.51%  0.19%   0.28%  0.34%


Under Heartland's internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system, which assigns a rating on each loan and lease within the portfolio based on the borrower's financial position, repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland's credit quality figures, which compare favorably to peer data in the Bank Holding Company Performance Reports published by the Federal Reserve Board for bank holding companies with total assets of $1 to $3 billion. In this report, the peer group reported nonperforming assets to total assets of 0.61% and 0.53% for September 30, 2001, and December 31, 2000, respectively. Heartland's ratios at December 31, 2001 and 2000, were 0.52% and 0.51%, respectively.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, increased to 0.73% of total loans and leases at December 31, 2001, compared to 0.65% of total loans and leases at December 31, 2000. Contributing to the $1.4 million increase in nonperforming loans at year-end 2001 were a $1.4 million and $1.5 million increase at Wisconsin Community Bank and New Mexico Bank & Trust, respectively. These increases were attributable to a few large credits and not felt to be an indication of a trend in either of these newer markets for Heartland. These increases were offset by a $2.3 million reduction in nonperforming loans at Dubuque Bank and Trust Company, as payments totaling $1.5 million were received during the first quarter of 2001 and a $900 thousand charge-off was recorded during the last quarter of 2001 on the same credit. The $5.1 million increase in nonperforming assets during 2000 was primarily the result of this same commercial loan customer at Dubuque Bank and Trust Company and a few agricultural customers in the Clovis, New Mexico market. Workout plans are in process on a majority of Heartland's nonperforming loans and, because of the net realizable value of collateral, guarantees and other factors, anticipated losses on these credits are expected to be minimal. A weakening economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified losses in the existing loan portfolio. The miscalculation of this estimate could have a material impact on Heartland's earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the board of directors. Factors considered by the loan review committee included the following:

     - The amount of Heartland's nonperforming loans has trended upward.

     - The nation has been in a period of economic slowdown.

     - During the last several years, Heartland has entered new markets in which it had little or no previous lending experience.

     - Heartland has continued to experience growth in more-complex commercial loans as compared to relatively lower-risk residential real estate loans.

The allowance for loan and lease losses increased by $1.1 million or 8% during 2001. The allowance for loan and lease losses at December 31, 2001, was 1.33% of loans and 180% of nonperforming loans, compared to 1.30% of loans and 202% of nonperforming loans at year-end 2000. The allowance for loan and lease losses increased by $2.7 million or 25% during 2000, primarily as a result of the Clovis acquisition which accounted for $1.1 million or 42% of this change. The remaining growth occurred, in part, as a result of the expansion of the loan portfolio and growth in nonperforming loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2001. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the possible continued softening of the economy. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

During 2001, Heartland recorded net charge offs of $3.2 million compared to $1.7 million in 2000. The Clovis acquisition was responsible for 45% of the net charge-offs during 2000 and $468 thousand or 15% of the net charge-offs during 2001. Heartland's loan review area, along with management at New Mexico Bank & Trust, have spent considerable time aggressively managing the exposure within the loan portfolio in this newest market for Heartland. Citizens Finance Co., Heartland's consumer finance subsidiary, was responsible for $1.0 million or 32% of the net charge-offs during 2001 and $614 thousand or 36% during 2000. Increased losses at Citizens relate directly to the rapid growth it experienced during the previous two years with expansion into the Appleton, Wisconsin, and Rockford, Illinois, markets. Identification of problem loans in a portfolio begin to occur as the portfolio matures. Additionally, the weakened economy has affected the ability of borrowers to repay their consumer loans. Losses as a percentage of gross loans at Citizens were 4.37% for 2001 compared to 2.87% for 2000. Loans with payments past due for more than thirty days increased from 4.67% of gross loans at December 31, 2000, to 5.30% at December 31, 2001. Management believes these ratios still compare favorably to the consumer finance industry.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                 For the years ended
                                       December 31,
                         2001    2000     1999     1998     1997
                      ------------------------------------------
Allowance at
 beginning of year    $13,592  $10,844  $ 7,945  $7,362   $6,191
Charge-offs:
 Commercial and
  commercial real
  estate                1,477      407       81     289       93
 Residential mortgage      32       54        -      20       21
 Agricultural and
  agricultural real
  estate                  463      580        8      41       21
 Consumer               1,785    1,239      546     473      449
 Lease financing            -        -        -       -        -
                      -------  -------  -------  ------   ------
Total charge-offs       3,757    2,280      635     823      584
                      -------  -------  -------  ------   ------
Recoveries:
 Commercial and
  commercial
  real estate              79       97       74     372       36
 Residential mortgage       -        4       12       -        8
 Agricultural and
  agricultural
  real estate             108      176        6       1        2
 Consumer                 355      308      151      82       99
 Lease financing            -        -        -       -        -
                      -------  -------  -------  ------   ------
 Total recoveries         542      585      243     455      145
                      -------  -------  -------  ------   ------
Net charge-offs(1)      3,215    1,695      392     368      439
Provision for loan
 and lease losses       4,283    3,301    2,626     951    1,279
Additions related
 to acquisitions            -    1,142      665       -      331
                      -------  -------  -------  ------   ------
Allowance at end
 of period            $14,660  $13,592  $10,844  $7,945   $7,362
                      =======  =======  =======  ======   ======
Net charge-offs to
 average loans and
 leases                 0.30%    0.17%    0.06%   0.07%    0.08%
                      =======  ======   =======  ======   ======

(1) Includes net charge-offs at Citizens Finance, Heartland's consumer finance company, of $1,043 for 2001, $614 for 2000, $256 for 1999, $278 for 1998 and $256 for 1997.

The table below shows Heartland's allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves. The amount of unallocated reserves has decreased over the past two years as Heartland has enhanced its allowance adequacy methodology to identify a specific allowance for each credit.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                    As of December 31,
                                2001                2000
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    --------   ------   --------
Commercial and
 commercial real
 estate                  $ 7,534    58.73%   $ 7,324    52.62%
Residential
 mortgage                  1,192    15.23      1,004    20.62
Agricultural and
 agricultural real
 estate                    2,214    13.11      2,377    12.78
Consumer                   2,009    11.53      1,743    12.30
Lease financing              162     1.40        106     1.68
Unallocated                1,549        -      1,038        -
                         -------   -------   -------   -------
                         $14,660   100.00%   $13,592   100.00%
                         =======   =======   =======   =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                   As of December 31,
                               1999                1998
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                       -------     -------    ------   -------
Commercial and
 commercial real
 estate                $ 6,108      53.53%    $2,180    46.88%
Residential
 mortgage                  756      21.50        697    26.40
Agricultural and
 agricultural real
 estate                  1,016      11.08        583    13.03
Consumer                 1,917      12.35      1,096    12.26
Lease financing             91       1.54         44     1.43
Unallocated                956          -      3,345        -
                       -------     -------    ------   -------
                       $10,844     100.00%    $7,945   100.00%
                       =======     =======    ======   =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                    As of December 31, 1997
                                   --------------------------
                                                  Loan/
                                                  Lease
                                                  Category
                                                  to Gross
                                                  Loans &
                                     Amount       Leases
                                     ------       -------
Commercial and commercial
 real estate                         $1,889        43.46%
Residential mortgage                    725        31.37
Agricultural and agricultural
 real estate                            577        12.40
Consumer                              1,044        11.49
Lease financing(1)                       30         1.28
Unallocated                           3,097            -
                                     ------       -------
                                     $7,362       100.00%
                                     ======       =======

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 20% of total assets at December 31, 2001, as compared to 16% at December 31, 2000. The amount of securities held in Heartland's portfolio was increased during 2001 as deposit growth outpaced growth in the loan portfolio.

During 2000, management elected to replace paydowns received on mortgage-backed securities with U.S. government agency securities to lengthen the portfolio. U.S. government agency securities offer a better total return in a declining interest rate environment, which was Heartland's forecast at the time. The state tax-exempt nature of selected U.S. government agency securities also made them attractive purchases for Heartland's Illinois bank subsidiaries. As Heartland's interest rate forecast changed to one of rising rates, except for the short end of the yield curve, management elected to shift a portion of its securities portfolio into mortgage-backed securities from U.S. government agencies during 2001. Tightly structured tranches in well-seasoned mortgage-backed securities were purchased to enhance the performance of the portfolio given a rise in interest rates. Because of the well-seasoned nature of the mortgage-backed securities purchased, management anticipates that risk of prepayment within Heartland's securities portfolio has been minimized.

Heartland implemented Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. At that date, all investments previously included in Heartland's held to maturity investment portfolio were reclassified to the available for sale investment portfolio. The tables below present the composition and maturities of the securities portfolio by major category.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)

                                           Total
                                                  % of
December 31, 2001                    Amount    Portfolio
                                     -------------------
U.S. government corporations and
 agencies and treasuries             $ 79,234      24.48%
Mortgage-backed securities            183,661      56.74
States and political
 subdivisions                          30,948       9.56
Other securities                       29,846       9.22
                                     --------     -------
Total                                $323,689     100.00%
                                     ========     =======

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 2000        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. government
 corporations and
 agencies and treasuries $    -         -%   $118,897     52.13%
Mortgage-backed
 securities                   -         -      53,407     23.42
States and political
 subdivisions             2,111      0.93      31,933     14.00
Other securities              -         -      21,717      9.52
                         ------    -------   --------    -------
Total                    $2,111      0.93%   $225,954     99.07%
                         ======    =======   ========    =======

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)

                                           Total
                                                  % of
December 31, 2000                    Amount    Portfolio
                                     -------------------
U.S. government corporations
 and agencies and treasuries         $118,897      52.13%
Mortgage-backed securities             53,407      23.42
States and political
 subdivisions                          34,044      14.93
Other securities                       21,717       9.52
                                     --------     -------
Total                                $228,065     100.00%
                                     ========     =======

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)

                         Held to Maturity    Available for Sale
                                  % of                  % of
December 31, 1999        Amount  Portfolio   Amount    Portfolio
                         ---------------------------------------
U.S. government
 corporations and
 agencies and
 treasuries              $    -         -%   $ 90,536     42.79%
Mortgage-backed
 securities                   -         -      75,637     35.75
States and political
 subdivisions             2,196      1.04      23,708     11.20
Other securities              -         -      19,500      9.22
                         ------    -------   --------    -------
Total                    $2,196      1.04%   $209,381     98.96%
                         ======    =======   ========    =======

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)

                                           Total
                                                  % of
December 31, 1999                    Amount    Portfolio
                                     -------------------
U.S. government corporations
 and agencies and treasuries         $ 90,536      42.79%
Mortgage-backed securities             75,637      35.75
States and political
 subdivisions                          25,904      12.24
Other securities                       19,500       9.22
                                     --------     -------
Total                                $211,577     100.00%
                                     ========     =======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                                               After One But
                          Within One Year    Within Five Years
                          ---------------    -----------------
December 31, 2001          Amount   Yield     Amount    Yield
                          ------------------------------------
U.S. government
 corporations and
 agencies and
 treasuries               $11,182    4.60%   $ 68,052    5.92%
Mortgage-backed
 securities                46,112    4.46     121,586    5.75
States and political
 subdivisions(1)              412    7.41       4,161    7.33
Other securities(2)           523    5.85           -       -
                          -------            --------
Total                     $58,229    4.52%   $193,799    5.84%
                          =======   ======   ========  =======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                           After Five But
                          Within Ten Years   After Ten Years
                          ----------------   -----------------
                           Amount   Yield     Amount    Yield
                          ------------------------------------
U.S. government
 corporations and
 agencies and
 treasuries                     -       -%   $     -        -%
Mortgage-backed
 securities                14,025    6.35      1,938     7.60
States and political
 subdivisions(1)           11,338    7.51     15,037     8.11
Other securities(2)             -       -          -        -
                          -------            -------
Total                     $25,363    6.87%   $16,975     8.05%
                          =======  =======   =======    ======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                                             Total
                                      Amount       Yield
                                     -------------------
U.S. government corporations
 and agencies and treasuries         $ 79,234       5.73%
Mortgage-backed securities            183,661       5.49
States and political
 subdivisions(1)                       30,948       7.77
Other securities(2)                       523       5.85
                                     --------
Total                                $294,366       5.80%
                                     ========      ======

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate.
(2) Other securities does not include equity securities.

DEPOSITS AND BORROWED FUNDS

Total average deposits experienced an increase of $144.2 million or 14% during 2001 compared to an increase of $230.7 million or 30% during 2000. Total average deposits were $1.153 billion during 2001, $1.009 billion during 2000 and $777.9 million during 1999. The Clovis acquisition comprised $97.5 million or 42% of the increase in 2000. Exclusive of this acquisition, growth was $133.2 million or 17% during 2000. All of the subsidiary banks grew average deposits during both years. The de novo community banks in Rockford, Illinois and Albuquerque, New Mexico made up $58.9 million or 59% of the 2001 growth and $46.4 million or 35% of the 2000 growth, exclusive of the acquisition.

During 2001, the demand and savings deposit categories experienced growth in excess of 10% and most of this growth was reflective of increased marketing efforts and customers' election to keep funds on deposit in a financial institution as the volatility in the stock market continued. Half of the $15.8 million or 13% growth in average demand deposits occurred at New Mexico Bank & Trust in Albuquerque, New Mexico. The $42.9 million or 11% growth in average savings deposits resulted from growth in all of the markets served by the Heartland banks. The money market product line was enhanced last year and much of the growth in savings was attributable to marketing efforts focused on attracting new customers into this product line, as well as, customers' election to keep funds on deposit in a financial institution as the volatility in the stock market continued. Average time deposits grew by $85.5 million or 17%. Again, all the Heartland banks experienced growth in this deposit category. As long-term rates moved downward during 2001, efforts were focused on attracting customers into certificates of deposit with a maturity exceeding two years.

Heartland focused efforts on shifting the mix of total deposits from the time deposit category to the demand and savings deposit categories during 2000. In order to attract additional deposit customers into these categories, the subsidiary banks enhanced their checking and money market deposit product lines. As a result, all the banks experienced success in growing demand deposit balances, as each grew these balances by more than 3%, with much more significant growth occurring in Heartland's newer markets targeted by New Mexico Bank & Trust, Wisconsin Community Bank and Riverside Community Bank. The shift in 2000 from savings to certificate of deposit accounts occurred as interest rates rose over the year and deposit customers became more interested in certificate of deposit products and less interested in savings products.

The table below sets forth the distribution of Heartland's average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS (Dollars in thousands)
For the year ended December 31, 2001
                                                Percent
                                      Average      of
                                      Balance   Deposits  Rate
                                     --------------------------
Demand deposits                      $  139,870  12.13%      -%
Savings accounts                        427,953  37.13    2.80
Time deposits less than $100            441,505  38.30    5.82
Time deposits of $100 or more           143,429  12.44    5.74
                                     ---------- -------
Total deposits                       $1,152,757 100.00%
                                     ========== =======

AVERAGE DEPOSITS (Dollars in thousands)
For the year ended December 31, 2000
                                                Percent
                                      Average      of
                                      Balance   Deposits  Rate
                                     --------------------------
Demand deposits                      $  124,117  12.30%      -%
Savings accounts                        385,047  38.18    3.61
Time deposits less than $100            400,096  39.67    5.82
Time deposits of $100 or more            99,322   9.85    6.04
                                     ---------- -------
Total deposits                       $1,008,582 100.00%
                                     ========== =======

AVERAGE DEPOSITS (Dollars in thousands)
For the year ended December 31, 1999
                                                Percent
                                      Average      of
                                      Balance   Deposits  Rate
                                     --------------------------
Demand deposits                      $   81,511  10.48%      -%
Savings accounts                        324,476  41.71    3.33
Time deposits less than $100            312,051  40.12    5.50
Time deposits of $100 or more            59,822   7.69    5.39
                                     ---------- -------
Total deposits                       $  777,860 100.00%
                                     ========== =======

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2001.

Time Deposits $100,000 and Over (Dollars in thousands)

                                            December 31,
                                                2001
                                            ------------
3 months or less                              $ 41,237
Over 3 months through 6 months                  23,711
Over 6 months through 12 months                 23,752
Over 12 months                                  22,771
                                              --------
                                              $111,471
                                              ========

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At year-end 2001, the amount of short-term borrowings was $160.7 million, an increase of $20.8 million or 15% over the $139.9 million short-term borrowings outstanding at year-end 2000.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. With the entry into new markets, these balances have grown from $66.8 million at December 31, 1999, to $93.0 million at December 31, 2000, and $108.6 million at December 31, 2001.

On September 28, 2000, Heartland entered into a credit agreement with two unaffiliated banks to replace an existing term credit line as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $50.0 million, a $10.0 million increase over the then existing line. This additional credit capacity was established primarily to provide additional working capital to the nonbanking subsidiaries and to meet general corporate commitments. At December 31, 2001 and 2000, $29.2 million and $39.3 million, respectively, was outstanding on the revolving credit lines with the total classified as short-term borrowings.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS (Dollars in thousands)

                                          At or for the
                                      Year Ended December 31,
                                      2001     2000      1999
                                   ----------------------------
Balance at end of period           $160,703  $139,909  $103,219
Maximum month-end amount
 outstanding                        162,744   144,604   118,019
Average month-end amount
 outstanding                        151,139   122,777    91,613
Weighted average interest
 rate at year-end                     1.39%     5.60%     4.35%
Weighted average interest
 rate for the year                    3.93%     5.79%     4.63%


Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $143.8 million on December 31, 2001, compared to $102.9 million on December 31, 2000. The change in these account balances primarily results from activity in the bank subsidiaries' borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 2001 and 2000, were $86.5 million and $51.1 million, respectively. Substantially all these borrowings are fixed-rate advances for terms between three and five years. As advance rates moved downward during 2001 to historically low levels, Heartland elected to obtain additional advances to lock in funding for anticipated fixed-rate commercial loan growth and replace the maturity of advances during the first half of 2002. During 2000, additional FHLB advances were utilized at the bank subsidiaries to fund a portion of the loan growth experienced.

Additionally, balances outstanding on capital securities issued by Heartland in 1999 and 2001 are included in total other borrowings. The issuance in October of 1999 for $25.0 million bears an annual rate of 9.60% and matures on September 30, 2029. A private placement offering for $8.0 million was completed in December of 2001. This variable rate issuance matures on December 18, 2031.

The following table summarizes significant contractual obligations and other commitments:

                                     Other    Operating
                                   Borrowings  Leases    Total
                                   ----------------------------
2002                               $ 24,757  $    408  $ 25,165
2003                                 12,781       411    13,192
2004                                 25,281       362    25,643
2005                                 16,887       289    17,176
2006                                 20,506       182    20,688
Thereafter                           43,577        48    43,625
                                   --------  --------  --------
Total                              $143,789  $  1,700  $145,489
                                   ========  ========  ========
Other commitments:
 Commitments to extend credit                          $325,282
 Standby letter of credit                                11,631
 Commitments to sell residential real estate loans       30,849

CAPITAL RESOURCES

Heartland's risk-based capital ratios, which take into account the different credit risks among banks' assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 9.71% and 10.89%, respectively, on December 31, 2001, compared with 8.74% and 9.90%, respectively, on December 31, 2000, and 10.56% and 11.68%, respectively, on December 31, 1999. At December 31, 2001, Heartland's leverage ratio, the ratio of Tier 1 capital to total average assets, was 7.53% compared to 7.25% and 8.85% at December 31, 2000 and 1999, respectively. It has been management's intent to fully utilize its capital resources and, as planned, these capital ratios have declined over the years as Heartland experienced substantial growth. All the Heartland banks have been, and will continue to be, managed so they meet the well capitalized requirements under the regulatory framework for prompt corrective action.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of National Bancshares, Inc., the one-bank holding company of First National Bank of Clovis, remaining requisite cash payments under the notes payable total $855 thousand in 2002, and $637 thousand in 2003 and 2004, plus interest at 7.00%. Immediately following the closing of the acquisition, the bank was merged into New Mexico Bank & Trust. As a result of this affiliate bank merger, Heartland's ownership in New Mexico Bank & Trust increased to approximately 88%.

In June of 2000, Heartland offered a portion of its shares of New Mexico Bank & Trust's common stock to interested investors. In no case would Heartland's interest be allowed to fall below 80%. All minority stockholders, including the initial investors, entered into a stock transfer agreement before shares were issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003. As of December 31, 2001, Heartland's ownership in New Mexico Bank & Trust was 86%.

Heartland has an obligation to certain employees of one of the bank subsidiaries to make a payment based upon certain performance criteria. The obligation is being accrued over the performance period.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds are being used by Heartland for general corporate purposes. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. All of these securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2001.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of December 31, 2001.

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

Heartland's capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS(1) (Dollars in thousands)

                                    December 31,
                              2001                2000
                        Amount     Ratio    Amount     Ratio
                      --------------------------------------
Capital Ratios:
Tier 1 capital        $  121,112    9.71% $  102,443    8.74%
Tier 1 capital
 minimum
 requirement              49,891    4.00      46,878    4.00
                      ----------   ------ ----------   ------
 Excess               $   71,221    5.71% $   55,565    4.74%
                      ==========   ====== ==========   ======
Total capital         $  135,770   10.89% $  116,034    9.90%
Total capital
 minimum
 requirement              99,782    8.00      93,756    8.00
                      ----------   ------ ----------   ------
 Excess               $   35,988    2.89% $   22,278    1.90%
                      ==========   ====== ==========   ======
Total risk-
 adjusted
 assets               $1,247,274          $1,171,951
                      ==========          ==========

RISK-BASED CAPITAL RATIOS(1) (Dollars in thousands)

                                         December
                                           1999
                                     Amount    Ratio
                                   ------------------
Capital Ratios:
Tier 1 capital                     $  101,665  10.56%
Tier 1 capital
 minimum
 requirement                           38,517   4.00
                                   ----------  ------
 Excess                            $   63,148   6.56%
                                   ==========  ======
Total capital                      $  112,508  11.68%
Total capital
 minimum
 requirement                           77,035   8.00
                                   ----------  ------
 Excess                            $   35,473   3.68%
                                   ==========  ======
Total risk-
 adjusted
 assets                            $  962,933
                                   ==========


(1)  Based on the risk-based capital guidelines of the Federal
     Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1) (Dollars in thousands)

                                    December 31,
                              2001                2000
                        Amount     Ratio    Amount     Ratio
                      --------------------------------------
Capital Ratios:
Tier 1 capital        $  121,112   7.53%  $  102,443    7.25%
Tier 1 capital
 minimum
 requirement(2)           64,336   4.00       56,492    4.00
                      ----------   -----  ----------   ------
Excess                $   56,776   3.53%  $   45,951    3.25%
                      ==========   =====  ==========   ======
Average adjusted
 assets               $1,608,402          $1,412,304
                      ==========          ==========

LEVERAGE RATIOS(1) (Dollars in thousands)

                                        December
                                          1999
                                    Amount    Ratio
                                  ------------------
Capital Ratios:
Tier 1 capital                     $  101,665   8.85%
Tier 1 capital
 minimum
 requirement(2)                        45,965   4.00
                                   ----------  ------
 Excess                            $   55,700   4.85%
                                   ==========  ======
Average adjusted
 assets                            $1,149,125
                                   ==========

(1)The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.

(2)Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

OTHER DEVELOPMENTS

In June of 2001, Heartland was saddened by the sudden death of long-time director, Evangeline K. Jansen. Ms. Jansen first joined the board of directors of Dubuque Bank and Trust in 1974 and was one of the initial directors of Heartland when it was formed in 1981.

At its regular board meeting held on January 15, 2002, Heartland appointed Thomas L. Flynn a director. Mr. Flynn, who is president of Flynn Ready-Mix Concrete and an Iowa state senator, is also a member of the board of directors of Dubuque Bank and Trust Company, Heartland's lead bank. Mr. Flynn's appointment fills the vacancy created last June by the death of Ms. Jansen. At Heartland's annual stockholders meeting in May, Mr. Flynn will stand for election to a full term.

Additionally, at this same board meeting, Gregory R. Miller resigned as a director of Heartland. Mr. Miller had served on the board since 1987 and his term was due to expire in 2004.

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

Net cash outflows from investing activities was $171.1 million during 2001, an increase of $55.2 million when compared to 2000. The net increase in loans and leases was $55.1 million during 2001, a $77.6 million decrease from 2000. During 2001, proceeds from the sale and maturity of securities increased by $85.4 million and the purchases of securities increased by $185.4 million when compared to 2000. As loan growth was below the levels experienced during 2000, additional securities purchases were made to enhance the net interest margin. During 2000, the net cash outflows from investing activities was $115.9 million, a decrease of $35.0 million when compared to 1999. Acquisitions provided net cash and cash equivalents of $18.6 million during 2000 and $43.7 million during 1999, a decrease of $25.1 million. The net increase in loans and leases was $132.8 million during 2000 compared to $201.2 million during 1999, a decrease of $68.4 million. During 2000, proceeds from the sale and maturity of securities decreased by $29.0 million and the purchases of securities decreased by $10.7 million when compared to 1999.

Financing activities provided net cash of $162.7 million during 2001 compared to $148.6 million during 2000, an increase of $14.0 million. A net increase in demand and savings deposit accounts provided cash of $111.3 million during 2001 compared to $26.1 million during 2000. Conversely, a net decrease in time deposit accounts used cash of $7.5 million during 2001 whereas, a net increase in time deposit accounts provided cash of $111.2 million during 2000. The $42.9 million additional cash provided by a net increase in other borrowings during 2001 was reflective of new FHLB long-term advances. Financing activities provided net cash of $148.6 million during 2000 compared to $131.1 million during 1999, an increase of $17.5 million. A net increase in demand and savings deposit accounts provided cash of $26.1 million during 2000 compared to $42.2 million during 1999, a $16.1 million decrease. Conversely, a net increase in time deposit accounts provided cash of $111.2 million during 2000 compared to $18.2 million during 1999. Short-term borrowings provided cash of $25.8 million in 2000 and $47.3 million in 1999, a decrease of $21.5 million. Cash used for the repayment of other borrowings increased during 2000 to $32.3 million compared to $11.1 million during 1999.

Total cash inflows from operating activities was $17.3 million during 2001, $16.0 million during 2000 and $12.9 million during 1999, increases of $1.3 million for 2001 and $3.1 million for 2000. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

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

Heartland's revolving credit agreements, as of December 31, 2001, provided an additional borrowing capacity of $20.8 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2001, Heartland was in compliance with all the covenants contained in this credit agreement.

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

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland management team and board of directors. Monthly, management utilizes both the standard balance sheet GAP report and an independently developed income statement GAP report to analyze the effect of changes in interest rates on net interest income and to manage interest rate risk. Also utilized periodically during the year is an interest rate sensitivity analysis, which simulates changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Through the use of these tools, Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant. Management does not believe that Heartland's primary market risk exposures and how those exposures were managed in 2001 have materially changed when compared to 2000.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of December 31, 2001, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was $350 thousand as of December 31, 2001.

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

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TABLE OF MARKET RISK-SENSITIVE INSTRUMENTS (Dollars in thousands)
December 31, 2001

MATURING IN:                  2002       2003     2004    2005
                          --------------------------------------
ASSETS
Federal funds sold        $   24,200 $      - $      -  $      -
Time deposits in other
 financial institutions            3      561        -         -
Securities:
 Trading                           -        -        -         -
 Available for sale           58,229  119,774   46,845    12,926
Loans and leases:
 Fixed rate loans            214,125  113,860  125,221    36,674
 Variable rate loans         188,026   40,793   47,836    29,944
                          ---------- -------- --------  --------
Loans and leases, net        402,151  154,653  173,057    66,618
                          ---------- -------- --------  --------
Total Market Risk-
 Sensitive Assets         $  484,583 $274,988 $219,902  $ 79,544
                          ========== ======== ========  ========
LIABILITIES
Savings                   $  493,374 $      - $      -  $      -
Time deposits:
 Fixed rate time
  certificates less
  than $100                  274,585   82,211   33,980    15,209
 Variable rate time
  certificates less
  than $100                    1,850    9,558       43         -
                          ---------- -------- --------  --------
Time deposits less
 than $100                   276,435   91,769   34,023    15,209
Time deposits of
 $100 or more                 88,700   15,798    5,219       617
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                  160,703        -        -         -
Other borrowings:
 Fixed rate borrowings        24,757   12,781   25,281    16,887
 Variable rate borrowings          -        -        -         -
                          ---------- -------- --------  --------
Other borrowings              24,757   12,781   25,281    16,887
                          ---------- -------- --------  --------
Total Market Risk-
 Sensitive Liabilities    $1,043,969 $120,348 $ 64,523  $ 32,713
                          ========== ======== ========  ========

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TABLE OF MARKET RISK-SENSITIVE INSTRUMENTS (Dollars in thousands)
December 31, 2001

                                              Average  Estimated
                                              Interest    Fair
MATURING IN:         2006  Thereafter   Total   Rate     Value
                    --------------------------------------------
ASSETS
Federal funds sold  $     - $      - $   24,200 1.57% $   24,200
Time deposits in
 other financial
 institutions             -        -        564 5.16         564
Securities:
 Trading                  -    1,528      1,528 0.99       1,528
 Available for sale  14,254   71,661    323,689 5.80     323,689
Loans and leases:
 Fixed rate loans    51,418   77,712    619,010 8.24     635,220
 Variable rate
  loans              27,417  152,179    486,195 6.57     491,292
                    ------- -------- ----------       ----------
Loans and leases,
 net                 78,835  229,891  1,105,205        1,126,512
                    ------- -------- ----------       ----------
Total Market Risk-
 Sensitive Assets   $93,089 $303,080 $1,455,186       $1,476,493
                    ======= ======== ==========       ==========
LIABILITIES
Savings             $     - $      - $  493,374 1.67% $  493,374
Time deposits:
 Fixed rate time
  certificates less
  than $100          21,821      315    428,121 5.00     439,526
 Variable rate time
  certificates less
  than $100               -        -     11,451 4.24      11,451
                    ------- -------- ----------       ----------
Time deposits less
 than $100           21,821      315    439,572          450,977
Time deposits of
 $100 or more         1,137        -    111,471 4.40     113,066
Federal funds
 purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings               -        -    160,703 1.39     160,703
Other borrowings:
 Fixed rate
 borrowings          20,506   35,577    135,789 5.83     148,930
 Variable rate
 borrowings               -    8,000      8,000 5.50       8,000
                    ------- -------- ----------       ----------
Other borrowings     20,506   43,577    143,789          156,930
                    ------- -------- ----------       ----------
Total Market Risk-
 Sensitive
 Liabilities        $43,464 $ 43,892 $1,348,909       $1,375,050
                    ======= ======== ==========       ==========

EFFECTS OF INFLATION

Consolidated financial data included in this report has been prepared in accordance with generally accepted accounting principles. Presently, these principles require reporting of financial position and operating results in terms of historical dollars, except for available for sale securities, trading securities and derivative instruments, which require reporting at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 2001 and 2000
          (Dollars in thousands, except per share data)

                              Notes      2001           2000
                              -----   ----------     ----------
ASSETS
Cash and due from banks         3     $   45,738     $   38,387
Federal funds sold and other
 short-term investments                   47,812         46,300
                                      ----------     ----------
Cash and cash equivalents                 93,550         84,687
Time deposits in other
 financial institutions                      564          1,504
Securities:                     4
 Trading, at fair value                    1,528              -
 Available for sale-at fair
   value (cost of $318,342 for
   2001 and $223,892 for 2000)           323,689        225,954
 Held to maturity-at cost
 (approximate fair value
  of $2,154 for 2000)                          -          2,111
Loans and leases:               5
 Held for sale                            26,967         18,127
 Held to maturity                      1,078,238      1,023,969
Allowance for loan and
 lease losses                   6        (14,660)       (13,592)
                                      ----------     ----------
Loans and leases, net                  1,090,545      1,028,504
Assets under operating leases             35,427         35,285
Premises, furniture and
 equipment, net                 7         31,482         30,155
Other real estate, net                       130            489
Goodwill and core deposit
 premium, net                             18,995         20,755
Other assets                              48,154         36,943
                                      ----------     ----------
TOTAL ASSETS                          $1,644,064     $1,466,387
                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:                       8
 Demand                               $  160,742     $  136,066
 Savings                                 493,374        406,712
 Time                                    551,043        558,535
                                      ----------     ----------
Total deposits                         1,205,159      1,101,313
Short-term borrowings           9        160,703        139,909
Other borrowings                10       143,789        102,856
Accrued expenses and other
 liabilities                              27,323         26,163
                                      ----------     ----------
TOTAL LIABILITIES                      1,536,974      1,370,241
                                     -----------     ----------
STOCKHOLDERS' EQUITY:        14,15,17
Preferred stock
 (par value $1 per
 share; authorized,
 200,000 shares)                               -              -
Common stock
 (par value $1 per share;
 authorized, 16,000,000 and
 12,000,000 shares at December
 31, 2001, and December 31,
 2000; issued, 9,905,783
 shares at December 31,
 2001, and at
 December 31, 2000)                        9,906          9,906
Capital surplus                           18,116         18,812
Retained earnings                         79,107         71,253
Accumulated other
 comprehensive income                      3,565          1,301
Treasury stock at cost
 (226,031 and 287,573 shares
 at December 31, 2001, and
 December 31, 2000, respectively)         (3,604)        (5,126)
                                      ----------     ----------
TOTAL STOCKHOLDERS' EQUITY               107,090         96,146
                                      ----------     ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $1,644,064     $1,466,387
                                      ==========     ==========

See accompanying notes to consolidated financial statements.


                CONSOLIDATED STATEMENTS OF INCOME
      For the years ended December 31, 2001, 2000 and 1999
          (Dollars in thousands, except per share data)

                         Notes     2001       2000      1999
                         -----   --------   --------  --------
INTEREST INCOME:
Interest and fees on
  loans and leases            5  $ 91,931    $89,368   $60,947
Interest on securities:
  Taxable                          14,143     11,824    11,113
  Nontaxable                        1,790      1,814     1,216
Interest on federal funds sold                  1,981      911
410
Interest on interest bearing
  deposits in other financial
  institutions                        243        333       468
                                 ---------  --------  --------
TOTAL INTEREST INCOME             110,088    104,250    74,154
                                 ---------  --------  --------
INTEREST EXPENSE:
Interest on deposits          8    45,908     43,195    31,180
Interest on short-term
  borrowings                        5,963      6,993     4,046
Interest on other borrowings        8,322      9,521     5,623
                                 ---------  --------  --------

TOTAL INTEREST EXPENSE             60,193     59,709    40,849
                                 ---------  --------  --------
NET INTEREST INCOME                49,895     44,541    33,305
Provision for loan and
  lease losses                6     4,283      3,301     2,626
                                 ---------  --------  --------
Net interest income after
  provision for loan and
  lease losses                     45,612     41,240    30,679
                                 ---------  --------  --------

NONINTEREST INCOME:
Service charges and fees            6,381      5,386     3,906
Trust fees                          3,148      3,088     2,662
Brokerage commissions                 615        846       655
Insurance commissions                 807        862       803
Securities gains, net               1,489        501       713
Loss on trading account
  securities                         (417)         -         -
Impairment loss on equity
  securities                         (773)      (244)        -
Rental income on operating
  leases                           15,446     14,918    14,718
Gains on sale of loans              2,738        521     1,028
Other noninterest income              900      1,130       939
                                 ---------  --------  --------
TOTAL NONINTEREST INCOME           30,334     27,008    25,424
                                 ---------  --------  --------
NONINTEREST EXPENSES:
Salaries and employee
  benefits                    13   25,460     23,876    18,945
Occupancy                     14    3,076      2,904     2,076
Furniture and equipment             3,193      3,015     2,416
Depreciation on equipment
  under operating leases           11,805     11,199    10,844
Outside services                    3,470      2,661     2,239
FDIC deposit insurance
  assessment                          208        228       121
Advertising                         1,596      1,492     1,376
Goodwill and core deposit
  intangibles amortization          1,672      1,814       682
Other noninterest expenses          8,338      7,257     6,023
                                 ---------  --------  --------
TOTAL NONINTEREST EXPENSES         58,818     54,446    44,722
                                 ---------  --------  --------
Income before income taxes         17,128     13,802    11,381
Income taxes                  12    5,714      4,216     3,156
                                 ---------  --------  --------
NET INCOME                       $ 11,414    $ 9,586   $ 8,225
                                 =========  ========  ========
EARNINGS PER COMMON SHARE-BASIC  $   1.19    $  1.00   $  0.86
                                 =========  ========  ========
EARNINGS PER COMMON SHARE-
  DILUTED                     1  $   1.18    $  0.98   $  0.84
                                 =========  ========  ========

CASH DIVIDENDS DECLARED PER
  COMMON SHARE                   $   0.37    $  0.36   $  0.34
                                 =========  ========  ========

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME
      For the years ended December 31, 2001, 2000 and 1999
          (Dollars in thousands, except per share data)


                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------

Balance at January 1, 1999         $ 9,707   $14,984   $60,154
Net Income - 1999                                        8,225
Unrealized gain (loss) on
 securities available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $0.34 per share                                (3,247)
Purchase of 44,907 shares of
 common stock
Sale of 96,602 shares of
 common stock                                    355
                                   -------   -------   -------
Balance at December 31, 1999       $ 9,707   $15,339   $65,132

Net Income - 2000                                        9,586
Unrealized gain (loss) on
 securities available for sale
Reclassification adjustment for
 gains realized in net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $0.36 per share                                (3,465)
Purchase of 291,501 shares
 of common stock
Issuance of 322,937 shares
 of common stock                       199     3,473
                                   -------   -------   -------
Balance at December 31, 2000       $ 9,906   $18,812   $71,253


Net Income - 2001                                       11,414
Unrealized gain (loss) on
 securities available for sale
Unrealized gain on derivatives
 arising during the period,
 net of reclassification
 adjustment of $46
Reclassification adjustment for
 security gains realized in
 net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $0.37 per share                                (3,560)
Purchase of 79,256 shares
 of common stock
Sale of 140,798 shares
 of common stock                                (696)
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 2001       $ 9,906   $18,116   $79,107
                                   =======   =======   =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------   -----

Balance at January 1, 1999         $ 2,107   $(2,682)  $84,270
Net Income - 1999                                        8,225
Unrealized gain (loss) on
 securities available for sale      (4,769)             (4,769)
Reclassification adjustment for
 gains realized in net income         (713)               (713)
Income taxes                         1,864               1,864
                                                       -------
Comprehensive income                                     4,607
Cash dividends declared:
 Common, $0.34 per share                                (3,247)
Purchase of 44,907 shares
 of common stock                                (837)     (837)
Sale of 96,602 shares
 of common stock                               1,425     1,780
                                   -------   -------   -------
Balance at December 31, 1999       $(1,511)  $(2,094)  $86,573

Net Income - 2000                                        9,586
Unrealized gain (loss) on
 securities available for sale       4,003               4,003
Reclassification adjustment for
 gains realized in net income          257                 257
Income taxes                        (1,448)             (1,448)
                                                       -------
Comprehensive income                                    12,398
Cash dividends declared:
 Common, $0.36 per share                                (3,465)
Purchase of 291,501 shares
 of common stock                              (5,197)   (5,197)
Issuance of 322,937 shares
 of common stock                               2,165     5,837
                                   -------   -------   -------
Balance at December 31, 2000       $ 1,301   $(5,126)  $96,146

Net Income - 2001                                       11,414
Unrealized gain (loss) on
 securities available for sale       3,796               3,796
Unrealized gain on derivatives
 arising during the period,
 net of reclassification
 adjustment of $46                     350                 350
Reclassification adjustment for
 security gains realized in
 net income                           (716)               (716)
Income taxes                        (1,166)             (1,166)
                                                       -------
Comprehensive income                                    13,678
Cash dividends declared:
 Common, $0.37 per share                                (3,560)
Purchase of 79,256 shares
 of common stock                              (1,026)   (1,026)
Sale of 140,798 shares of
 common stock                                  2,548     1,852
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 2001       $ 3,565   $(3,604) $107,090
                                   =======   =======  ========

See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended December 31, 2001, 2000 and 1999
          (Dollars in thousands, except per share data)

                                   2001       2000      1999
                                   ----       ----      ----
Cash Flows from Operating
 Activities:
Net income                      $ 11,414  $  9,586   $  8,225
Adjustments to reconcile net
 income to net cash provided
  by operating activities:
 Depreciation and amortization    16,616    16,167     14,294
 Provision for loan and
  lease losses                     4,283     3,301      2,626
 Provision for income taxes
  less than (in excess of)
  payments                          (635)       41       (348)
 Net amortization (accretion)
  of premium (discount)
  on securities                    1,285       (39)     1,417
 Securities gains, net            (1,489)     (501)      (713)
 Increase in trading account
  securities                      (1,528)        -           -
 Loss on impairment of equity
  securities                         773       244          -
 Loans originated for sale      (207,332)  (42,991)   (80,804)
 Proceeds on sales of loans      201,565    36,273     75,351
 Net gain on sales of loans       (2,738)     (521)    (1,028)
 Decrease (increase) in accrued
  interest receivable              1,603    (4,091)      (826)
 Increase (decrease) in accrued
  interest payable                (1,597)    2,641        353
 Other, net                       (4,923)   (4,119)    (5,613)
                                --------  --------   --------
Net cash provided by operating
 activities                       17,297    15,991     12,934
                                --------  --------   --------
Cash Flows from Investing
 Activities:
 Purchase of time deposits             -      (600)         -
 Proceeds on maturities of time
  deposits                           959     5,180         43
 Proceeds from the sale of
  securities available for sale   65,010    34,442     22,454
 Proceeds from the maturity of
  and principal paydowns on
  securities held to maturity          -     6,353        520
 Proceeds from the maturity of
  and principal paydowns on
  securities available for sale  109,436    48,260     95,070
 Purchase of securities
  available for sale            (267,354)  (81,918)   (92,611)
 Net increase in loans and
  leases                         (55,118) (132,761)  (201,186)
 Purchase of bank-owned
  life insurance policies         (8,568)        -          -
 Increase in assets under
  operating leases               (11,663)  (11,409)   (11,716)
 Capital expenditures             (4,602)   (3,647)    (7,802)
 Net cash and cash equivalents
  received in acquisition
  of subsidiaries                      -    18,603     43,682
 Net cash received from minority
  interest stockholders                -       780         58
 Net cash and cash equivalents
  paid in acquisition of trust
  assets                               -         -       (528)
 Proceeds on sale of OREO and
  other repossessed assets           790       815      1,090
                                --------  --------   --------
Net cash used by investing
 activities                     (171,110) (115,902)  (150,926)

Cash Flows from Financing
 Activities:
 Net increase in demand
  deposits and savings accounts  111,338    26,090     42,217
 Net increase (decrease) in
  time deposit accounts           (7,492)  111,248     18,165
 Net increase in
  short-term borrowings           20,794    25,795     47,315
 Proceeds from other
  borrowings                      69,381    26,463     36,800
 Repayments of other
  borrowings                     (28,448)  (32,308)   (11,079)
 Purchase of treasury stock       (1,026)   (5,197)      (837)
 Proceeds from sale of
  treasury stock                   1,689        19      1,780
 Dividends                        (3,560)   (3,465)    (3,247)
                                --------  --------   --------
Net cash provided by
 financing activities            162,676   148,645    131,114
                                --------  --------   --------
Net increase (decrease) in
 cash and cash equivalents         8,863    48,734     (6,878)

Cash and cash equivalents at
 beginning of year                84,687    35,953     42,831
                                --------  --------   --------
Cash and cash equivalents at
 end of period                  $ 93,550  $ 84,687   $ 35,953
                                ========  ========   ========
Supplemental disclosures:
 Cash paid for income/
  franchise taxes               $  6,365  $  3,890   $  3,596

 Cash paid for interest         $ 61,790  $ 57,068   $ 40,496

 Securities held to maturity
  transferred to securities
  available for sale            $ 2,154   $      -   $      -
Acquisitions:
 Assets acquired                $      -  $119,837   $ 40,472

 Cash paid for purchase of
  stock                         $      -  $(14,364)  $      -
 Cash acquired                         -    32,967     43,682
                                --------  --------   --------
 Net cash received for
  acquisitions                  $      -  $ 18,603   $ 43,682

 Notes issued for acquisition   $      -  $  3,820   $      -
 Common stock issued for
  acquisition                   $      -  $  5,773   $      -

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

Principles of Presentation-The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company ("DB&T"); Galena State Bank and Trust Company ("GSB"); Riverside Community Bank ("RCB"); Wisconsin Community Bank ("WCB"); New Mexico Bank & Trust ("NMB"); First Community Bank, FSB ("FCB"); Citizens Finance Co.("Citizens"); ULTEA, Inc. ("ULTEA"); DB&T Insurance, Inc.; DB&T Community Development Corp.; DBT Investment Corporation; Keokuk Bancshares, Inc. (dba KBS Investment Corp.); Heartland Capital Trust I ("Trust I"); and Heartland Financial Statutory Trust II ("Trust II"). All of Heartland's subsidiaries are wholly-owned except for NMB, of which Heartland was an 86.47% owner on December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Trading Account Securities - Trading securities represent those securities Heartland intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income. During the first quarter of 2001, Heartland began purchasing securities, on a limited basis, with the intent of actively trading those securities.

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

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the balance sheet. The values of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are periodically reviewed for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. There was no valuation allowance required as of December 31, 2001 and 2000.

The following table summarizes the changes in capitalized mortgage loan servicing rights:
                                       2001           2000
                                     --------       --------
Balance, beginning of year          $      556     $      498
Originations                             1,626            166
Amortization                            (1,008)          (108)
                                    ----------     ----------
Balance, end of year                $    1,174     $      556
                                    ==========     ==========

Mortgage loans serviced for others were $268,625 and $183,880 as of December 31, 2001 and 2000, respectively. Custodial escrow balances maintained in connection with the loan servicing portfolio were approximately $1,217 and $1,126 as of December 31, 2001 and 2000, respectively.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 are shown in the table below:

                                     2001      2000      1999
                                    -------   -------   -------
Net income                          $11,414   $ 9,586   $ 8,225
                                    =======   =======   =======
Weighted average common shares
 outstanding for basic earnings
 per share (1)                        9,602     9,628     9,555
Assumed incremental common shares
 issued upon exercise of stock
 options (1)                            103       130       196
                                    -------   -------   -------
Weighted average common shares
 for diluted earnings per share (1)   9,705     9,758     9,751
                                    =======   =======   =======
(1) in thousands

Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, other short-term investments and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

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

In July 2001, the FASB issued FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Heartland adopted the provisions of FAS No. 141 immediately, and FAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment in accordance with the appropriate pre-FAS No. 142 accounting requirements prior to adoption of FAS No. 142. As of December 31, 2001, Heartland had unamortized goodwill in the amount of $16,064 and unamortized identifiable intangible assets in the amount of $2,931. Amortization expense related to goodwill was $1,064 and $1,063 for the years ended December 31, 2001, and December 31, 2000, respectively. Amortization expense related to identifiable intangible assets was $608 and $751 for the years ended December 31, 2001, and December 31, 2000, respectively. All of Heartland's identifiable intangible assets are core deposit premiums related to acquisitions. The estimated impact of adopting FAS No. 141 and 142 on January 1, 2002 will be the discontinuance of amortization on $9,521 of Heartland's unamortized goodwill. The corresponding amortization expense for the year ended December 31, 2001 was $538. Goodwill in the amount of $6,543 will continue to be amortized in accordance with the provisions of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. No transitional impairment charges are anticipated.

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

Reclassifications-Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements.


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


THREE
CASH AND DUE FROM BANKS

The Banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 2001 and 2000 were $3,272 and $2,627 respectively.


FOUR
Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity and available for sale securities as of December 31, 2001 and 2000, are summarized as follows:

                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                       ---------  --------   ---------  --------

2001

Securities available
 for sale:
U.S. government
 corporations and
 agencies and treasuries $ 76,797  $  2,543  $   (106)  $ 79,234
Mortgage-backed
 securities               182,179     1,764      (282)   183,661
Obligations of states
 and political
 subdivisions              29,493     1,575      (120)    30,948
Corporate debt
 securities                   521         2         -        523
                         --------  --------  --------   --------
Total debt
 securities               288,990     5,884      (508)   294,366
Equity securities          29,352       262      (291)    29,323
                         --------  --------  --------   --------
Total                    $318,342  $  6,146  $   (799)  $323,689
                         ========  ========  ========   ========


                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                       ---------  ---------  --------- ---------
2000

Securities held to
 maturity:
Obligations of
 states and political
 subdivisions            $  2,111  $     44  $     (1)  $  2,154
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
                         ========  ========  ========   ========


The amortized cost and estimated fair value of debt securities available for sale at December 31, 2001, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

                                                    Estimated
                                     Amortized         Fair
                                        Cost          Value
                                     ---------      ---------
Securities available for sale:
 Due in 1 year or less                $ 57,701       $ 58,229
 Due in 1 to 5 years                   190,365        193,799
 Due in 5 to 10 years                   24,746         25,363
 Due after 10 years                     16,178         16,975
                                      --------       --------
Total                                 $288,990       $294,366
                                      ========       ========

As of December 31, 2001, securities with a fair value of $189,394 were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 2001, 2000 and 1999, are summarized as follows:

                               2001         2000        1999
                              --------    --------     --------
Securities sold:
 Proceeds from sales          $65,010     $34,442      $22,454
 Gross security gains           2,233       1,084        1,007
 Gross security losses            744         583          294

During the years ended December 31, 2001 and 2000, Heartland incurred other than temporary impairment losses of $773 and $244 on equity securities available for sale.


FIVE
LOANS AND LEASES

Loans and leases as of December 31, 2001 and 2000, were as follows:

                                       2001           2000
                                     --------       --------
Loans:
Commercial and commercial
 real estate                        $  651,479     $  550,366
Residential mortgage                   168,912        215,638
Agricultural and agricultural
 real estate                           145,460        133,614
Consumer                               127,874        128,685
                                    ----------     ----------
Loans, gross                         1,093,725      1,028,303
Unearned discount                       (3,457)        (3,397)
Deferred loan fees                        (633)          (400)
                                    ----------     ----------
Loans, net                           1,089,635      1,024,506
                                    ----------     ----------
Direct financing leases:
 Gross rents receivable                 13,129         16,014
 Estimated residual value                4,921          4,750
 Unearned income                        (2,480)        (3,174)
                                    ----------     ----------
 Direct financing leases, net           15,570         17,590
                                    ----------     ----------
Allowance for loan and
 lease losses                          (14,660)       (13,592)
                                    ----------     ----------
Loans and leases, net               $1,090,545     $1,028,504
                                    ==========     ==========

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2001, were as follows: $5,577 for 2002, $4,227 for 2003,
$3,723 for 2004, $2,741 for 2005, $959 for 2006 and $823
thereafter.

As DB&T is the largest subsidiary of Heartland, the majority of the loan portfolio is concentrated in northeast Iowa, northwest
Illinois and southwest Wisconsin.

Loans and leases on a nonaccrual status amounted to $7,269 and $5,860 at December 31, 2001 and 2000, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $2,036 and $3,087, respectively. All loans were subject to a related allowance at December 31, 2001, and December 31, 2000, as Heartland's allowance adequacy methodology identifies a specific allocation for each credit. The average balances of nonaccrual loans for the years ended December 31, 2001, 2000 and 1999 were $6,980, $3,209 and $1,367, respectively. For the years ended December 31, 2001, 2000 and 1999, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $557, $323, and $63, respectively, and interest income actually recorded amounted to approximately $188, $107, and $16, respectively.

Loans and leases on a restructured status amounted to $354 and $357 at December 31, 2001 and 2000, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $150 and $100, respectively. All loans were subject to a related allowance at December 31, 2001, and December 31, 2000, as Heartland's allowance adequacy methodology identifies a specific allocation for each credit. The average balances of restructured loans for the years ended December 31, 2001, 2000 and 1999 were $355, $367 and $303, respectively. For the years ended December 31, 2001, 2000 and 1999, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $32, $28, and $24, respectively, and interest income actually recorded amounted to approximately $9, $28, and $0, respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland.
The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended
December 31, 2001, were as follows:

                                        2001
                                      --------
Balance at beginning of year          $ 24,433
Advances                                46,935
Repayments                             (44,456)
                                      --------
Balance at end of year                $ 26,912
                                      ========

SIX
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2001, 2000 and 1999, were as follows:

                                        2001    2000     1999
                                      -------  -------  -------
Balance at beginning of year          $13,592  $10,844  $ 7,945
Provision for loan and
 lease losses                           4,283    3,301    2,626
Recoveries on loans and leases
 previously charged off                   542      585      243
Loans and leases charged off           (3,757)  (2,280)    (635)
Additions related to acquisitions           -    1,142      665
                                      -------  -------  -------
Balance at end of year                $14,660  $13,592  $10,844
                                      =======  =======  =======


SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2001 and 2000, were as follows:

                                                2001     2000
                                               -------  -------
Land and land improvements                     $ 5,279  $ 4,623
Buildings and building improvements             26,144   24,322
Furniture and equipment                         19,428   18,383
                                               -------  -------
Total                                           50,851   47,328
Less accumulated depreciation                  (19,369) (17,173)
                                               -------  -------
Premises, furniture and equipment, net         $31,482  $30,155
                                               =======  =======

Depreciation expense on premises, furniture and equipment was $2,769 for 2001, $2,667 for 2000 and $2,095 for 1999.


EIGHT
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 2001 and 2000, were $111,471 and $134,468, respectively. At December 31, 2001, the scheduled maturities of time certificates of deposit were as follows:

                      2001
                    ---------
2002                $ 365,135
2003                  107,567
2004                   39,242
2005                   15,826
2006                   22,958
Thereafter                315
                    ---------
Total               $ 551,043
                    =========

Interest expense on deposits for the years ended December 31, 2001, 2000 and 1999, was as follows:

                                      2001      2000      1999
                                     -------   -------   -------
Savings and money
 market accounts                     $11,967   $13,913   $10,789
Time certificates of deposit in
 denominations of $100 or more         8,227     6,001     3,222
 Other time deposits                  25,714    23,281    17,169
                                     -------   -------   -------
Interest expense on deposits         $45,908   $43,195   $31,180
                                     =======   =======   =======


NINE
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2001 and 2000, were as follows:

                                               2001      2000
                                             --------  --------
Securities sold under
 agreements to repurchase                    $108,592  $ 92,991
Federal funds purchased                        10,175     4,150
U.S. Treasury demand note                      10,211     3,468
Citizens short-term notes                       2,500         -
Notes payable to unaffiliated banks            29,225    39,300
                                             --------  --------
Total                                        $160,703  $139,909
                                             ========  ========

On September 28, 2000, Heartland entered into a credit agreement with two unaffiliated banks to replace an existing term credit line, as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $50,000 at any one time. At December 31, 2001 and December 31, 2000, $29,225 and $39,300,
respectively, was outstanding on the revolving credit lines. The additional credit line was established primarily to provide additional working capital to the nonbanking subsidiaries and to meet general corporate commitments.

All repurchase agreements as of December 31, 2001 and 2000, were due within six months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2001, 2000 and 1999, were as follows:

                                 2001       2000      1999
                               --------   --------  --------
Maximum month-end balance      $162,744   $144,604  $118,019
Average month-end balance       151,139    122,777    91,613
Weighted average interest
 rate for the year                 3.93%      5.79%     4.63%
Weighted average interest
 rate at year-end                  1.39       5.60      4.35


TEN
OTHER BORROWINGS

Other borrowings at December 31, 2001 and 2000, were
as follows:
                                              2001      2000
                                             -------   -------
Advances from the FHLB;
 weighted average maturity dates at
 December 31, 2001 and 2000, were
 May, 2004 and January, 2002,
 respectively; and weighted average
 interest rates were 5.37% and 6.57%,
 respectively                                $ 86,486  $ 51,109
Notes payable on leased assets with
 interest rates varying from 3.95 to
 9.50%                                         22,193    22,556
Trust preferred securities                     33,000    25,000
Contracts payable to previous stock-
 holders of Lease Associates Group
 for acquisition due over a three-
 year schedule at 7.50% through
 July 2001                                          -       643
Contracts payable to previous stock-
 holders of WCB for acquisition due
 in annual payments over two-, three- or
 four-year schedules at interest rates
 of 7.00% to 7.50% through March 2001               -       594
Contracts payable to previous stock-
 holders of NBI for acquisition due
 over a three- or five-year schedule at
 7.00% through January 2004                     2,110     2,954
                                             --------   -------
Total                                        $143,789  $102,856
                                             ========  ========

The Banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, or Dallas. The advances from the FHLB are collateralized by the Banks' investment in FHLB stock of $25,552 and $6,097 at December 31, 2001 and 2000, respectively. Additional collateral is provided by the Banks' one-to-four unit residential mortgages, commercial and agricultural mortgages totaling $123,756 at December 31, 2001, and $178,706 at December 31, 2000.

On December 18, 2001, Heartland completed an offering of $8,000 of variable rate cumulative capital securities representing undivided beneficial interests in Trust II. The proceeds from the offering were used by Trust II to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes, including the repayment of $8,000 of indebtedness on the revolving credit lines. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $241 as of December 31, 2001. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On October 21, 1999, Heartland completed an offering of $25,000 of 9.60% cumulative capital securities representing undivided beneficial interests in Trust I, a special purpose trust subsidiary of Heartland formed for the sole purpose of this offering. The proceeds from the offering were used by Trust I to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $1,065 as of December 31, 2001. The deferred costs are amortized on a straight-line basis over the life of the debentures.

All of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2001 and 2000.

Future payments at December 31, 2001, for all other borrowings were as follows:

2002                $ 24,757
2003                  12,781
2004                  25,281
2005                  16,887
2006                  20,506
Thereafter            43,577
                    --------
Total               $143,789
                    ========

ELEVEN
DERIVATIVE FINANCIAL INSTRUMENTS

Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of the variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract. This risk is minimized by entering into the contract with a large, stable financial institution.

As of December 31, 2001, Heartland had an interest rate swap contract to pay a fixed interest rate of 4.35% and receive a variable interest rate of 1.52% based on $25 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was an asset of $350 as of December 31, 2001 and is included in other assets.

There was no ineffectiveness recognized on this interest rate swap during the year. All components of the derivative instrument's gain or loss is included in the assessment of hedge effectiveness. For the period ended December 31, 2001, there were no cash flow hedges discontinued related to forecasted transactions that are probable of not occurring.

As of December 31, 2001, $219 of deferred net gains on derivative instruments included in other comprehensive income are expected to be reclassified to net income during the next twelve months.


TWELVE
INCOME TAXES

Income taxes for the years ended December 31, 2001, 2000 and 1999, were as follows:

                                     Current   Deferred  Total
                                     -------   --------  -----
2001:
Federal                              $5,310    $ (540)   $4,770
State                                 1,037       (93)      944
                                     ------    ------    ------
Total                                $6,347    $ (633)   $5,714
                                     ======    ======    ======
2000:
Federal                              $3,504    $  (86)   $3,418
State                                   850       (52)      798
                                     ------    ------    ------
Total                                $4,354    $ (138)   $4,216
                                     ======    ======    ======
1999:
Federal                              $2,790    $   14    $2,804
State                                   504      (152)      352
                                     ------    ------    ------
Total                                $3,294    $ (138)   $3,156
                                     ======    ======    ======


Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon Heartland's level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax assets and liabilities for the years ended December 31, 2001 and 2000, were as follows:

                                               2001      2000
                                             --------  --------
Deferred tax assets:
Securities                                   $    240  $     36
Allowance for loan and lease losses             5,635     5,008
Deferred compensation                             789       518
Organization and acquisitions costs               244       182
Net operating loss carryforwards                  708       670
Other                                             140         -
                                             --------  --------
Gross deferred tax assets                    $  7,756  $  6,414
                                             --------  --------
Deferred tax liabilities:
Tax effect of net unrealized gain on
 securities available for sale reflected
 in stockholders' equity                     $ (2,001) $   (761)
Tax effect of net unrealized gain on
 derivatives reflected in stockholders'
 equity                                          (131)        -
Premises, furniture and equipment              (4,452)   (4,432)
Lease financing                                (2,791)   (2,482)
Tax bad debt reserves                            (580)     (609)
Purchase accounting                              (895)     (998)
Prepaid expenses                                 (272)     (214)
Mortgage servicing rights                        (643)     (207)
Other                                            (176)     (158)
                                             --------  --------
Gross deferred tax liabilities               $(11,941) $ (9,861)
                                             --------  --------
Net deferred tax asset(liability)            $ (4,185) $ (3,447)
                                             ========  ========

The actual income tax expense differs from the expected amounts
(computed by applying the U.S. federal corporate tax rate of 35% for 2001, 2000 and 1999, to income before income taxes) as follows:

                                      2001      2000      1999
                                     --------------------------

Computed "expected" amount           $5,995    $4,831    $3,983
Increase (decrease) resulting from:
Nontaxable interest income             (610)     (624)     (515)
State income taxes, net of federal
 tax benefit                            614       520       230
Goodwill and other intangibles not
 deductible                             270       291        84
Graduated income tax rates              (36)     (100)     (100)
Tax credits                            (440)     (440)     (440)
Other                                   (79)     (262)      (86)
                                     ------    ------    ------
Income taxes                         $5,714    $4,216    $3,156
                                     ======    ======    ======

Effective tax rates                    33.4%     30.5%     27.7%
                                     ======    ======    ======


Heartland has investments in certain low-income housing projects totaling $4,735 and $4,894 as of December 31, 2001 and 2000, respectively, which are included in other assets in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately
$440 per year through 2005.


THIRTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $761 for 2001, $692 for 2000 and $530 for 1999. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants' wages. Costs charged to operating expenses were $275 for 2001, $262 for 2000 and $183 for 1999.

Heartland also has a non-contributory, defined contribution pension plan covering substantially all employees. Annual contributions are based upon 5% of qualified compensation as defined in the plan. Costs charged to operating expense were $761 for 2001, $692 for 2000 and $530 for 1999.


FOURTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2001, for all non-cancelable leases were as follows:

2002                $  408
2003                   411
2004                   362
2005                   289
2006                   182
Thereafter              48
                    ------
Total               $1,700
                    ======

Rental expense for premises and equipment leased under operating leases was $744 for 2001, $694 for 2000 and $521 for 1999.

In the normal course of business, the Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements.
The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2001 and 2000, commitments to extend credit aggregated $325,282 and $371,654 and standby letters of credit aggregated $11,631 and $9,312, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2001 and 2000, Heartland had commitments to sell residential real estate loans totaling $30,849 and $2,194, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.


FIFTEEN
STOCK PLANS

Heartland's Stock Option Plan ("Plan") is administered by the Compensation Committee ("Committee") of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the Plan, 1,200,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Committee, but the exercise price for the incentive stock options may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2001 and 2000 respectively, there were 201,717 and 245,467 shares available for issuance under the Plan.

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

A summary of the status of the Plan as of December 31, 2001, 2000 and 1999, and changes during the years ended follows:

                       2001             2000           1999
                    Weighted-        Weighted-       Weighted-
                     Average          Average          Average
             Shares Exercise  Shares Exercise Shares Exercise
              (000)   Price   (000)     Price  (000)   Price
             ------ --------  ------ -------- ------ ---------
Outstanding
 at beginning
 of year         798     $12     760     $11      654    $10
Granted           45      13      40      18      274     18
Exercised          -       -       0       -      (79)    19
Forfeited         (1)      -      (2)     16      (89)    19
                 ---             ---              ---
Outstanding at
 end of year     842     $12     798     $12      760    $11
                 ===             ===              ===
Options
 exercisable
 at end of year  522     $ 9     389     $ 9      217    $ 9
Weighted-average
 fair value of
 options
 granted during
 the year      $3.00           $4.41           $1.96


As of December 31, 2001 and 2000, options outstanding had exercise prices ranging from $8 to $18 per share and a weighted-average remaining contractual life of 4.28 and 5.48 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:


                            2001         2000        1999
                           ------       ------       ------
Risk-free interest rate      5.36%       5.00%        6.28%
Expected option life       10 Years     10 Years    10 Years
Expected volatility         16.03%      13.04%       13.04%
Expected dividends           2.77%       2.00%        1.94%

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

                               2001       2000       1999
                              -------    -------    -------

Net income as reported        $11,414    $ 9,586    $ 8,225
Pro forma                      11,112      9,231      7,890

Earnings per share-basic
 as reported                  $  1.19    $  1.00    $   .86
Pro forma                        1.16        .96        .83
Earnings per share-diluted
 as reported                  $  1.18    $   .98    $   .84
Pro forma                        1.14        .95        .81


Pro forma net income reflects only options granted in 2001, 2000, 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1996, is not considered.

In 2001, Heartland adopted a Director Short-Term Incentive Plan. Under the Director Short-Term Incentive Plan, the aggregate number of shares that could be obtained by the directors was set at 150,000. The exercise price of stock options granted was established by the Committee at the fair market value of the shares on the date that the options were granted. Each director was eligible to receive non-qualified options to acquire up to no more than 7,500 shares. Under the Director Short-Term Incentive Plan, 127,065 shares were issued, and under the terms of the Director Short-Term Incentive Plan, all remaining shares were considered to be forfeited at December 31, 2001.

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 400,000 shares is available for sale under the ESPP. For the years ended December 31, 2001 and 2000, Heartland approved a price of 100% of fair market value at December 31, 2000 and December 31, 1999, respectively. At December 31, 2001 and 2000, respectively, 12,355 and 2,539 shares were purchased under the ESPP at no charge to Heartland's earnings.

During each of the years ended December 31, 2001, 2000 and 1999, Heartland acquired shares for use in the Plan and the ESPP.
Shares acquired totaled 79,256, 291,501 and 44,907 for 2001, 2000 and 1999, respectively.


SIXTEEN
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                          December 31,
                                              2001
                                   -------------------------
                                    Carrying        Fair
                                     Amount         Value
                                   -------------------------
Financial Assets:
 Cash and cash equivalents         $   93,550     $   93,550
 Time deposits in other financial
  institutions                            564            564
 Trading securities                     1,528          1,528
 Securities available for sale        323,689        323,689
 Loans and leases, net of
  unearned                          1,105,205      1,126,512
Financial Liabilities:
 Demand deposits                   $  160,742     $  160,742
 Savings deposits                     493,374        493,374
 Time deposits                        551,043        564,043
 Short-term borrowings                160,703        160,703
 Other borrowings                     143,789        156,930

                                          December 31,
                                              2000
                                   -------------------------
                                    Carrying        Fair
                                     Amount         Value
                                   -------------------------
Financial Assets:
 Cash and cash equivalents         $   84,687     $   84,687
 Time deposits in other financial
  institutions                          1,504          1,504
 Securities available for sale        225,954        225,954
 Securities held to maturity            2,111          2,154
 Loans and leases, net of
  unearned                          1,042,096      1,041,554
Financial Liabilities:
 Demand deposits                   $  136,066     $  136,066
 Savings deposits                     406,712        406,712
 Time deposits                        558,535        559,935
 Short-term borrowings                139,909        139,909
 Other borrowings                     102,856         95,615

Cash and Cash Equivalents and Time Deposits in Other Financial
Institutions - The carrying amount is a reasonable estimate of fair value.

Securities - For securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Short-term and Other Borrowings - Rates currently available to
Heartland for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

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


SEVENTEEN
REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS ON SUBSIDIARY
DIVIDENDS

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Banks met all capital adequacy requirements to which they were subject.

As of December 31, 2001, the most recent notification from the FDIC categorized each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution's category.


The Banks' actual capital amounts and ratios are also presented in the table below.

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 2001
Total Capital
 (to Risk-Weighted Assets)

  Consolidated $135,770  10.89%  $100,099   8.0%    N/A       -
  DB&T           54,802  10.35     42,363   8.0  $ 52,954  10.0%
  GSB            13,996  11.91      9,402   8.0    11,753  10.0
  FCB             9,230  11.47      6,440   8.0     8,050  10.0
  RCB             9,651  10.80      7,150   8.0     8,938  10.0
  WCB            20,001  11.52     13,892   8.0    17,366  10.0
  NMB            24,997  10.48     19,073   8.0    23,841  10.0

Tier 1 Capital
 (to Risk-Weighted Assets)

  Consolidated $121,112   9.71%  $ 50,049   4.0%    N/A      -
  DB&T           49,334   9.32     21,182   4.0  $ 31,773  6.0%
  GSB            12,700  10.81      4,701   4.0     7,052  6.0
  FCB             8,223  10.21      3,220   4.0     4,830  6.0
  RCB             8,787   9.83      3,575   4.0     5,363  6.0
  WCB            17,829  10.27      6,946   4.0    10,419  6.0
  NMB            22,177   9.30      9,536   4.0    14,305  6.0

Tier 1 Capital
 (to Average Assets)

  Consolidated $121,112   7.53%  $ 64,336   4.0%    N/A      -
  DB&T           49,334   7.45     26,502   4.0  $ 33,128  5.0%
  GSB            12,700   7.21      7,044   4.0     8,805  5.0
  FCB             8,223   7.04      4,674   4.0     5,843  5.0
  RCB             8,787   6.92      5,082   4.0     6,352  5.0
  WCB            17,829   8.14      8,756   4.0    10.945  5.0
  NMB            22,177   7.83     11,323   4.0    14,153  5.0

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 2000
Total Capital (to Risk-
 Weighted Assets)

  Consolidated $116,034   9.90%  $ 93,756   8.0%      N/A     -
  DB&T           52,824  10.93     38,679   8.0  $ 48,349  10.0%
  GSB            12,691  10.91      9,305   8.0    11,632  10.0
  FCB             9,045  11.45      6,321   8.0     7,901  10.0
  RCB             8,063  10.10      6,385   8.0     7,982  10.0
  WCB            17,978  11.35     12,674   8.0    15,842  10.0
  NMB            22,512  11.41     15,790   8.0    19,737  10.0

Tier 1 Capital (to Risk-
 Weighted Assets)

  Consolidated $102,443   8.74%  $ 46,878   4.0%      N/A     -
  DB&T           47,448   9.81     19,340   4.0  $ 29,009   6.0%
  GSB            11,470   9.86      4,653   4.0     6,979   6.0
  FCB             8,035  10.17      3,160   4.0     4,741   6.0
  RCB             7,269   9.11      3,193   4.0     4,789   6.0
  WCB            15,997  10.10      6,337   4.0     9,505   6.0
  NMB            20,117  10.19      7,895   4.0    11,842   6.0

Tier 1 Capital
 (to Average Assets)

  Consolidated $102,443   7.25%  $ 56,492   4.0%      N/A     -
  DB&T           47,448   7.94     23,900   4.0   $29,875   5.0%
  GSB            11,470   7.51      6,111   4.0     7,639   5.0
  FCB             8,035   7.70      4,173   4.0     5,217   5.0
  RCB             7,269   7.26      4,005   4.0     5,006   5.0
  WCB            15,997   8.39      7,631   4.0     9,539   5.0
  NMB            20,117   8.75      9,193   4.0    11,491   5.0



The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings which could be available for the payment of dividends to Heartland totaled approximately $34,356 as of December 31, 2001, under the most restrictive minimum capital requirements.


EIGHTEEN
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc.
is as follows:

Balance Sheets
December 31,                                2001         2000
                                          --------     --------
Assets:
 Cash and interest bearing deposits       $    323     $    642
 Trading securities                          1,528            -
 Securities available for sale               3,666            -
 Investment in subsidiaries                148,966      145,842
 Other assets                                4,375        2,844
 Due from subsidiaries                      15,500       16,750
                                          --------     --------
  Total                                   $174,358     $166,078
                                          ========     ========
Liabilities
 and stockholders' equity:
Liabilities:
 Short-term borrowings                    $ 29,225     $ 39,300
 Other borrowings                           36,138       29,328
 Accrued expenses and other liabilities      1,905        1,304
                                          --------     --------
  Total liabilities                         67,268       69,932
                                          --------     --------
Stockholders' equity:
 Common stock                                9,906        9,906
 Capital surplus                            18,116       18,812
 Retained earnings                          79,107       71,253
 Accumulated other comprehensive
  income                                     3,565        1,301
 Treasury stock                             (3,604)      (5,126)
                                          --------     --------
Total stockholders' equity                 107,090       96,146
                                          --------     --------
Total                                     $174,358     $166,078
                                          ========     ========


Income Statements for the
Years Ended December 31,           2001       2000      1999
                                 -------     ------    ------
Operating revenues:
Dividends from subsidiaries      $15,452   $21,768   $ 8,515
Security losses, (net)              (246)        -         -
Loss on trading account
 Securities                         (192)        -         -
Impairment loss on equity
 Securities                         (773)        -         -
Other                              1,047       769       201
                                 -------   -------   -------
Total operating revenues          15,288    22,537     8,716
                                 -------   -------   -------
Operating expenses:
Interest                           4,807     4,934     2,087
Outside services                     456       198       172
Other operating expenses           1,508     1,441       450
                                 -------   -------   -------
Total operating expenses           6,771     6,573     2,709
                                 -------   -------   -------
Equity in undistributed earnings     659    (8,322)    1,430
                                 -------   -------   -------
Income before income tax benefit   9,176     7,642     7,437
Income tax benefit                 2,238     1,944       788
                                 -------   -------   -------
Net income                       $11,414   $ 9,586   $ 8,225
                                 =======   =======   =======

Statements of Cash Flows For
the Years Ended December 31,        2001      2000      1999
                                   ------    ------    ------
Cash flows from operating
 activities:
Net income                       $11,414   $ 9,586   $ 8,225
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Undistributed earnings of
 subsidiaries                       (659)    8,322    (1,430)
(Increase) decrease in due
  from subsidiaries                1,250    (9,200)   (7,550)
Increase (decrease) in other
  liabilities                        601     1,183      (130)
Increase in other assets          (1,531)     (410)     (992)
Increase in trading account
 securities                         (657)        -         -
Noncash dividend from subsidiary  (5,149)        -         -
Other                              1,282        88        (5)
                                 -------   -------   -------
Net cash provided (used)
 by operating activities           6,551     9,569    (1,882)
                                 -------   -------   -------
Cash flows from investing
 activities:
Capital injections for
 subsidiaries                     (1,248)   (4,150)  (26,580)
Receipts for sale of
 minority interest                     -       780        58
Payments for purchase of
 subsidiaries                          -   (13,509)        -
Purchases of available for sale
 Securities                       (1,377)        -         -
Sales of available for sale
 securities                        1,917         -         -
                                 -------   -------   -------
Net cash used by
 investing activities               (708)  (16,879)  (26,522)
                                 -------   -------   -------
Cash flows from financing
 activities:
Net increase (decrease) in
 short-term borrowings           (10,075)   14,300     5,000
Proceeds from other borrowings     8,248         -    29,580
Payments on other borrowings      (1,438)   (1,449)     (823)
Cash dividends paid               (3,560)   (3,465)   (3,247)
Purchase of treasury stock        (1,026)   (5,197)     (837)
Sale of treasury stock             1,689        19     1,780
                                 -------   -------   -------

Net cash provided (used) by
 financing activities             (6,162)    4,208    31,453
                                 -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents               (319)   (3,102)    3,049
Cash and cash equivalents at
 beginning of year                   642     3,744       695
                                 -------   -------   -------
Cash and cash equivalents at
 end of year                     $   323   $   642   $ 3,744
                                 =======   =======   =======


NINETEEN
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2001                                   December 31  September 30
                                       -----------  ------------

Net interest income                     $   13,636  $   12,866
Provision for loan and lease losses          1,242       1,197
Net interest income after provision
 for loan and lease losses                  12,394      11,669
Noninterest income                           8,179       7,167
Noninterest expense                         15,280      14,752
Provision for income taxes                   1,811       1,422
Net income                                   3,482       2,662

Per share:
 Basic earnings per share               $     0.36  $     0.28
 Diluted earnings per share                   0.36        0.27
 Cash dividends declared on
  common stock                                0.10        0.09
 Book value per common share                 11.06       10.82
 Market price - high                         13.50       13.80
                low                          12.78       13.15
 Weighted average common shares
  outstanding                            9,581,389   9,584,400
 Weighted average diluted common
  shares outstanding                     9,689,376   9,692,878

Ratios:
 Return on average assets                     0.85%       0.67%
 Return on average equity                    13.20       10.38
 Net interest margin                          3.79        3.67
 Efficiency ratio                            69.28       74.69

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2001                                     June 30      March 31
                                       -----------  ------------

Net interest income                     $   12,131  $   11,262
Provision for loan and lease losses          1,123         721
Net interest income after provision
 for loan and lease losses                  11,008      10,541
Noninterest income                           7,562       7,426
Noninterest expense                         14,513      14,273
Provision for income taxes                   1,243       1,238
Net income                                   2,814       2,456

Per share:
 Basic earnings per share               $     0.29  $     0.26
 Diluted earnings per share                   0.29        0.25
 Cash dividends declared on
  common stock                                0.09        0.09
 Book value per common share                 10.56       10.33
 Market price - high                         14.00       14.25
                low                          10.25       12.50
 Weighted average common shares
  outstanding                            9,600,801   9,618,210
 Weighted average diluted common
  shares outstanding                     9,695,351   9,724,761

Ratios:
 Return on average assets                     0.73%       0.67%
 Return on average equity                    11.32       10.24
 Net interest margin                          3.60        3.54
 Efficiency ratio                            73.95       77.58

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2000                                   December 31  September 30
                                       -----------  ------------

Net interest income                     $   11,294  $   11,398
Provision for loan and lease losses            696         779
Net interest income after provision
 for loan and lease losses                  10,598      10,619
Noninterest income                           7,211       6,932
Noninterest expense                         13,737      13,723
Provision for income taxes                   1,316       1,231
Net income                                   2,756       2,597

Per share:
 Basic earnings per share               $     0.29  $     0.27
 Diluted earnings per share                   0.28        0.27
 Cash dividends declared on
  common stock                                0.09        0.09
 Book value per common share                 10.00        9.58
 Market price - high                         14.63       15.00
                low                          12.50       14.00
 Weighted average common shares
  outstanding                            9,615,392   9,619,934
 Weighted average diluted common
  shares outstanding                     9,724,766   9,745,536

Ratios:
 Return on average assets                     0.77%       0.74%
 Return on average equity                    11.78       11.44
 Net interest margin                          3.61        3.75
 Efficiency ratio                            73.38       74.55

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2000                                     June 30      March 31
                                       -----------  ------------

Net interest income                     $   11,140  $   10,709
Provision for loan and lease losses          1,007         819
Net interest income after provision
 for loan and lease losses                  10,133       9,890
Noninterest income                           6,645       6,453
Noninterest expense                         13,709      13,510
Provision for income taxes                     880         789
Net income                                   2,189       2,044

Per share:
 Basic earnings per share               $     0.23  $     0.21
 Diluted earnings per share                   0.22        0.21
 Cash dividends declared on
  common stock                                0.09        0.09
 Book value per common share                  9.26        9.13
 Market price - high                         16.25       18.50
                low                          14.00       14.88
 Weighted average common shares
  outstanding                            9,626,131   9,518,805
 Weighted average diluted common
  shares outstanding                     9,759,418   9,673,493

Ratios:
 Return on average assets                     0.65%       0.63%
 Return on average equity                    10.01        9.41
 Net interest margin                          3.79        3.84
 Efficiency ratio                            75.82       78.58

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Des Moines, Iowa
January 18, 2002

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

The consolidated financial statements as of December 31, 2001, 2000 and 1999, of Heartland Financial USA, Inc. and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; First Community Bank, FSB; DB&T Insurance, Inc.; DB&T Community Development Corp.; Citizens Finance Co.; ULTEA, Inc.; Keokuk Bancshares, Inc. (dba KBS Investment Corp); DBT Investment Corporation; Heartland Capital Trust I; and Heartland Statutory Trust II were audited by independent certified public accountants. Their role is to render independent professional opinions of the fairness of the consolidated financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards.

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


/s/ Lynn B. Fuller
-----------------------------
Lynn B. Fuller
President and CEO, Heartland Financial USA, Inc.



/s/ John K. Schmidt
------------------------------
John K. Schmidt
Executive Vice President and CFO, Heartland Financial USA, Inc.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 2002 annual meeting of stockholders dated April 10, 2002 (the "2002 Proxy Statement") under the caption "Election of Directors" and under the caption, "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2001, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.


                                     Position with Heartland
                                        and Subsidiaries
     Name                Age         and Principal Occupation

Lynn B. Fuller            52       Chairman, President and Chief
                                   Executive Officer of
                                   Heartland; Vice Chairman of
                                   Dubuque Bank and Trust;
                                   Director of Galena State Bank,
                                   First Community Bank,
                                   Riverside Community Bank,
                                   Wisconsin Community Bank, New
                                   Mexico Bank & Trust, Keokuk
                                   Bancshares, and Citizens
                                   Finance; Director and
                                   President of Citizens Finance;
                                   Chairman and Director of
                                   ULTEA.

John K. Schmidt           42       Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer of Heartland;
                                   Director, President and Chief
                                   Executive Officer of Dubuque
                                   Bank and Trust; Treasurer of
                                   Citizens Finance; Director of
                                   Keokuk Bancshares; Treasurer
                                   of ULTEA

Kenneth J. Erickson       50       Executive Vice President,
                                   Credit Administration, of
                                   Heartland; Executive Vice
                                   President, Lending of Dubuque
                                   Bank and Trust; Senior Vice
                                   President of Citizens Finance;
                                   Director of ULTEA

Edward H. Everts          50       Senior Vice President,
                                   Heartland, Operations and
                                   Retail Banking; Senior Vice
                                   President of Operations and
                                   Retail Banking of Dubuque Bank
                                   and Trust

Douglas J. Horstmann      48       Senior Vice President, Lending
                                   of Heartland; Executive Vice
                                   President, Head of Lending of
                                   Dubuque Bank and Trust

Paul J. Peckosh           56       Senior Vice President, Trust
                                   of Heartland; Executive Vice
                                   President, Trust, of Dubuque
                                   Bank and Trust


Mr. Lynn B. Fuller is the brother-in-law of Mr. James F. Conlan.
There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a director of Heartland and of DB&T since 1984 and has been President of Heartland since 1987. He has been a director of Galena State Bank since its acquisition by Heartland in 1992 and of Keokuk Bancshares and First Community Bank since the merger in 1994. Mr. Fuller joined Dubuque Bank and Trust in 1971 as a consumer loan officer and was named Dubuque Bank and Trust's Executive Vice President and Chief Executive Officer in 1985. He was named Director of Riverside Community Bank in conjunction with the opening of the de novo operation in 1995, Director of Wisconsin Community Bank in conjunction with the purchase of Cottage Grove State Bank in 1997 and Director of New Mexico Bank & Trust in conjunction with the opening of the de novo bank in 1998. Mr. Fuller was President of DB&T from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

John K. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991. He has been employed by Dubuque Bank and Trust since September, 1984 and became Dubuque Bank and Trust's Vice President, Finance in 1986, Senior Vice President and Chief Financial Officer in January, 1991 and President and Chief Executive Officer in 1999. Mr. Schmidt is a certified public accountant and worked at KPMG LLP in Des Moines, Iowa, from 1982 until joining DB&T. Mr. Schmidt has been a director of Heartland since February, 2001.

Kenneth J. Erickson was named Executive Vice President, Credit Administration, of Heartland in 1999 and has served as Executive Vice President since 2000, Senior Vice President since 1992 and Senior Vice President, Lending of Dubuque Bank and Trust since 1989. Mr. Erickson joined DB&T in 1975 and was appointed Vice President, Commercial Loans in 1985.

Edward H. Everts was appointed as Senior Vice President of Heartland in 1996. Mr. Everts joined Dubuque Bank and Trust as Senior Vice President, Operations and Retail Banking in 1992. Prior to his service with Dubuque Bank and Trust, Mr. Everts was Vice President and Lead Retail Banking Manager of First Bank, Duluth, Minnesota.

Douglas J. Horstmann was named as Senior Vice President of Heartland in 1999, and has been Executive Vice President, Lending since 2000 and Senior Vice President, Lending, of Dubuque Bank and Trust since 1989. Mr. Horstmann joined Dubuque Bank & Trust in 1980 and was appointed Vice President, Commercial Loans in 1985. Prior to joining Dubuque Bank and Trust, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh was appointed Senior Vice President of Heartland in 1999, and has been Executive Vice President, Trust, since 2000 and Senior Vice President, Trust, of Dubuque Bank and Trust since 1991. Mr. Peckosh joined Dubuque Bank and Trust in 1975 as Assistant Vice President, Trust and was appointed Vice President, Trust in 1980. Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.

ITEM 11.

EXECUTIVE COMPENSATION

The information in the 2002 Proxy Statement, under the caption
"Executive Compensation" is incorporated by reference, except for the information contained under the heading "Compensation
Committee Report on Executive Compensation" and "Stockholder
Return Performance Presentation."

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2002 Proxy Statement, under the caption
"Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2002 Proxy Statement under the caption
"Transactions with Management" is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2002.

Heartland Financial USA, Inc.


By:  /s/ Lynn B. Fuller              /s/ John K. Schmidt
     ------------------------        ------------------------
     Lynn B. Fuller                  John K. Schmidt
     Principal Executive Officer     Executive Vice President
                                     and Principal Financial
                                     and Accounting Officer

Date: March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2002.


/s/ Lynn B. Fuller                 /s/ John K. Schmidt
-----------------------------      -----------------------------
Lynn B. Fuller                     John K. Schmidt
President, CEO, Chairman           Executive Vice President, CFO
and Director                       and Director


/s/ James F. Conlan                /s/ Mark C. Falb
-----------------------------      -----------------------------
James F. Conlan                    Mark C. Falb
Director                           Director


/s/ Thomas L. Flynn                /s/ Robert Woodward
-----------------------------      -----------------------------
Thomas L. Flynn                    Robert Woodward
Director                           Director

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

4.1    Specimen Stock Certificate of Heartland Financial USA,
       Inc. (Exhibit 4.1 to the Registration Statement on Form S-
       4 filed with the Commission May 4, 1994, as amended (SEC
       File No. 33-76228)

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

10.5 Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the Heartland subsidiaries and their selected officers who have met the three years of service requirement. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, FSB, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA.

10.6   Heartland Financial USA, Inc. Employee Stock Purchase
       Plan effective January 1, 1996. (Filed in conjunction with Form S-8 on June 18, 1996, and incorporated by reference herein.)

10.7 License and Service Agreement, Software License Agreement, and Professional Services Agreement between Fiserv and Heartland Financial USA, Inc. dated June 21, 1996. (Filed as Exhibit 10.43 to Registrant's form 10Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

10.8 Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed New Mexico Bank dated November 5, 1997. (Filed as Exhibit 10.23 to Registrant's Form 10K for the fiscal year ended December 31, 1997, and incorporated by reference herein.)

10.9   Heartland Financial USA, Inc. Health Care Plan dated
       January 1, 1999. (Filed as Exhibit 10.13 to Registrant's
       Form 10K for the fiscal year ended December 31, 1998, and incorporated by reference herein.)

10.10  Second Amended and Restated Credit Agreement between
       Heartland Financial USA, Inc. and The Northern Trust
       Company dated September 28, 2000. (Filed as Exhibit 10.19 to Registrant's Form 10Q for the nine months ended
       September 30, 2000, and incorporated by reference herein.)

10.11 See Exhibit 10.10 for substantially the same form of a Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated September 28, 2000, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million. (Filed as Exhibit
       10.20 to Registrant's Form 10Q for the nine months ended September 30, 2000, and incorporated by reference herein.)

10.12  Change of Control Agreements including Golden Parachute
       Payment Adjustments and Restrictive Covenants between
       Heartland Financial USA, Inc. and Executive Officers dated January 1, 2002.

10.13  Change of Control Agreements between Heartland Financial
       USA, Inc. and Executive Officers dated January 1, 2002.

10.14  Third Amendment to Second Amended and Restated Credit
       Agreement between Heartland Financial USA, Inc. and The
       Northern Trust Company dated as of December 13, 2001.

10.15 See Exhibit 10.14 for substantially the same form of a Third Amendment to Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated as of December 13, 2001, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million

10.16  Indenture between Heartland Financial USA, Inc. and First
       Union Trust Company, National Association, dated as of
       October 21, 1999 (filed as Exhibit 4.1 to Form S-3 dated
       September 16, 1999, and incorporated by reference herein.)

10.17  Indenture between Heartland Financial USA, Inc. and State
       Street Bank and Trust Company of Connecticut, National
       Association, dated as of December 18, 2001.

11.    Statement re Computation of Per Share Earnings

21.1   Subsidiaries of the Registrant

23.1   Consent of KPMG LLP