Form 10-Q
period 2002-03-31
HEARTLAND FINANCIAL USA INC
filed 2002-05-15
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended March 31, 2002

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For transition period __________ to __________

                 Commission File Number: 0-24724

                  HEARTLAND FINANCIAL USA, INC.
     (Exact name of Registrant as specified in its charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                           42-1405748
             (I.R.S. employer identification number)

            1398 Central Avenue, Dubuque, Iowa  52001
       (Address of principal executive offices)(Zip Code)

                         (563) 589-2100
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 14, 2002, the Registrant had outstanding
9,792,333 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)


                                          3/31/02     12/31/01
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   37,042   $   45,738
Federal funds sold and other short-
 term investments                           21,963       47,812
                                        ----------   ----------
Cash and cash equivalents                   59,005       93,550
Time deposits in other
 financial institutions                        568          564
Securities:
 Trading, at fair value                      1,548        1,528
 Available for sale, at fair value
  (cost of $355,398 for 2002 and
  $318,342 for 2001)                       359,579      323,689
Loans and leases:
 Held for sale                              14,027       26,967
 Held to maturity                        1,079,778    1,078,238
Allowance for loan and lease losses        (15,075)     (14,660)
                                        ----------   ----------
Loans and leases, net                    1,078,730    1,090,545
Assets under operating leases               33,264       35,427
Premises, furniture and equipment, net      33,303       31,482
Other real estate, net                         245          130
Goodwill, net                                9,507        9,507
Core deposit premium and other
 intangibles, net                           11,405       11,198
Other assets                                44,283       46,444
                                        ----------   ----------
TOTAL ASSETS                            $1,631,437   $1,644,064
                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  154,553   $  160,742
 Savings                                   474,132      493,374
 Time                                      588,514      551,043
                                        ----------   ----------
Total deposits                           1,217,199    1,205,159
Short-term borrowings                      137,753      160,703
Other borrowings                           140,483      143,789
Accrued expenses and other liabilities      25,591       27,323
                                        ----------   ----------
TOTAL LIABILITIES                        1,521,026    1,536,974
                                        ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 share; authorized, 200,000 shares)              -            -
Common stock (par value $1 per share;
 authorized, 16,000,000 shares and
 12,000,000 at March 31, 2002, and
 December 31, 2001, respectively;
 issued 9,905,783 shares at March 31,
 2002, and December 31, 2001)                9,906        9,906
Capital surplus                             16,639       18,116
Retained earnings                           81,938       79,107
Accumulated other comprehensive income       2,982        3,565
Treasury stock at cost
 (79,450 shares at March 31, 2002, and
 226,031 shares at December 31, 2001)       (1,054)      (3,604)
                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                 110,411      107,090
                                        ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,631,437   $1,644,064
                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                         Three Months Ended
                                        3/31/02        3/31/01
                                        --------       --------
INTEREST INCOME:
Interest and fees on loans and leases   $ 20,973       $ 23,412
Interest on securities:
 Taxable                                   3,194          3,120
 Nontaxable                                  472            471
Interest on federal funds sold               105            689
Interest on interest bearing deposits
 in other financial institutions             103             48
                                        --------       --------
TOTAL INTEREST INCOME                     24,847         27,740
                                        --------       --------
INTEREST EXPENSE:
Interest on deposits                       8,389         12,476
Interest on short-term borrowings            680          1,948
Interest on other borrowings               2,209          2,054
                                        --------       --------
TOTAL INTEREST EXPENSE                    11,278         16,478
                                        --------       --------
NET INTEREST INCOME                       13,569         11,262
Provision for loan and lease losses          985            721
                                        --------       --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN AND LEASE LOSSES      12,584         10,541
                                        --------       --------
NONINTEREST INCOME:
Service charges and fees                   1,933          1,461
Trust fees                                   832            766
Brokerage commissions                        127            126
Insurance commissions                        217            251
Securities gains, net                         81            572
Loss on trading account securities           (28)          (225)
Rental income on operating leases          3,856          3,854
Gain on sale of loans                      1,007            393
Other noninterest income                     447            228
                                        --------       --------
TOTAL NONINTEREST INCOME                   8,472          7,426
                                        --------       --------
NONINTEREST EXPENSES:
Salaries and employee benefits             6,985          6,210
Occupancy                                    777            825
Furniture and equipment                      818            806
Depreciation on equipment under
 operating leases                          3,030          2,918
Outside services                             881            753
FDIC deposit insurance assessment             53             51
Advertising                                  452            379
Goodwill amortization                          -            135
Core deposit and other intangibles
 amortization                                254            283
Other noninterest expenses                 2,108          1,913
                                        --------       --------
TOTAL OTHER NONINTEREST EXPENSES          15,358         14,273
                                        --------       --------
INCOME BEFORE INCOME TAXES                 5,698          3,694
Income taxes                               1,885          1,238
                                        --------       --------
NET INCOME                              $  3,813       $  2,456
                                        ========       ========
EARNINGS PER COMMON SHARE-BASIC         $   0.39       $   0.26
EARNINGS PER COMMON SHARE-DILUTED           0.39           0.25
CASH DIVIDENDS DECLARED
 PER COMMON SHARE                           0.10           0.09

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital    Retained
                                   Stock     Surplus    Earnings
                                   -------   -------   ---------
Balance at January 1, 2001         $ 9,906   $18,812   $ 71,253
Net Income                               -         -      2,456
Unrealized gain (loss) on
 securities available for sale           -         -          -
Reclassification adjustment for
 gains realized in net income            -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.09 per share                  -         -       (866)
                                   -------   -------   --------
Balance at March 31, 2001          $ 9,906   $18,812   $ 72,843
                                   =======   =======   ========

Balance at January 1, 2002         $ 9,906   $18,116   $ 79,107
Net Income                               -         -      3,813
Unrealized gain (loss) on
 securities available for sale           -         -          -
Unrealized gain (loss) on
 derivatives arising during the
 period                                  -         -          -
Reclassification adjustment for
 gains realized in net income            -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.10 per share                  -         -       (982)
Purchase of 22,705 treasury
 shares                                  -         -          -
Issuance of 169,286 treasury
 shares                                  -    (1,477)         -
                                   -------   -------   --------
Balance at March 31, 2002          $ 9,906   $16,639   $ 81,938
                                   =======   =======   ========

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock      Total
                              -------------  --------    -----
Balance at January 1, 2001         $ 1,301   $(5,126)  $ 96,146
Net Income                               -         -      2,456
Unrealized gain (loss) on
 securities available for sale       1,864         -      1,864
Reclassification adjustment for
 gains realized in net income          572         -        572
Income taxes                          (828)        -       (828)
                                                       --------
Comprehensive income                                      4,064
Cash dividends declared:
 Common, $.09 per share                  -         -       (866)
                                   -------   -------   --------
Balance at March 31, 2001          $ 2,909   $(5,126)  $ 99,344
                                   =======   =======   ========

Balance at January 1, 2002         $ 3,565   $(3,604)  $107,090
Net Income                               -         -      3,813
Unrealized gain (loss) on
 securities available for sale      (1,025)        -     (1,025)
Unrealized gain (loss) on
 derivatives arising during the
 period                                222         -        222
Reclassification adjustment for
 gains realized in net income          (81)        -        (81)
Income taxes                           301         -        301
                                                       --------
Comprehensive income                                      3,320
Cash dividends declared:
 Common, $.10 per share                  -         -       (983)
Purchase of 22,705 treasury
 shares                                  -      (305)      (305)
Issuance of 169,286 treasury
 shares                                  -     2,855      1,378
                                   -------   -------   --------
Balance at March 31, 2002          $ 2,982   $(1,054)  $110,410
                                   =======   =======   ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Three Months Ended
                                         3/31/02       3/31/01
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  3,813     $  2,456
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             4,079        4,131
 Provision for loan and lease losses         985          721
 Provision for income taxes in excess
  of payments                              1,709          951
 Net amortization (accretion) of
  Premium (discount) on securities         1,337          (29)
 Securities gains, net                       (81)        (572)
 Increase in trading account securities      (20)        (871)
 Loans originated for sale               (38,533)     (27,352)
 Proceeds on sales of loans               52,480       22,599
 Net gain on sales of loans               (1,007)        (393)
 Decrease (increase) in accrued
  interest receivable                       (778)         883
 Increase (decrease) in accrued
  interest payable                          (466)         (45)
 Other, net                                 (934)         394
                                        ---------    ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               22,584        2,873
                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on maturities of time
 deposits in other financial
 institutions                                  4          383
Proceeds from the sale of
 securities available for sale               902       25,574
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                       42,206        6,025
Purchase of securities available
 for sale                                (81,168)     (62,114)
Net increase in loans and leases          (1,778)     (10,651)
Increase in assets under operating
 leases                                     (867)      (3,523)
Capital expenditures                      (2,459)        (503)
Proceeds on sale of OREO and other
 repossessed assets                          156            -
                                        ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES    (43,004)     (44,809)
                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits and
 savings accounts                        (25,431)     (29,408)
Net increase in time deposit accounts     37,471       33,198
Net increase (decrease) in short-term
 borrowings                              (22,950)      21,040
Proceeds from other borrowings             2,840       20,547
Repayments of other borrowings            (6,146)      (3,938)
Purchase of treasury stock                  (305)           -
Proceeds from issuance of treasury
 stock                                     1,378            -
Dividends                                   (982)        (866)
                                        ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                              (14,125)      40,573
                                        ---------    ---------
Net decrease in cash and cash
 equivalents                             (34,545)      (1,363)
Cash and cash equivalents at
 beginning of year                        93,550       84,687
                                        ---------    ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 59,005     $ 83,324
                                        =========    =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $    117     $    199
                                        =========    =========
 Cash paid for interest                 $ 11,744     $ 16,523
                                        =========    =========
 Securities held to maturity
  transferred to securities available
  for sale                              $      -     $  2,154
                                        =========    =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 2001, included in Heartland Financial USA, Inc.'s (the "Company") Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the audited consolidated financial statements has been omitted.

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001, are shown in the tables below:


                                             Three Months Ended
                                             3/31/02    3/31/01
                                             -------    -------
Net Income (000's)                           $ 3,813    $ 2,456
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,729      9,618
Assumed incremental common shares issued
 upon exercise of stock options (000's)           64        107
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,794      9,725
                                             =======    =======

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price of acquired subsidiaries' net assets over their fair value. On July 1, 2001, the Company adopted FASB Statement ("FAS") No. 142, Goodwill and Other Intangible Assets. During the transition period from July 1, 2001, through December 31, 2001, substantially all the Company's goodwill associated with business combinations completed prior to July 1, 2001, continued to be amortized over periods of 15 to 25 years on the straight-line basis. Effective January 1, 2002, all goodwill amortization was discontinued.

Effective January 1, 2002, goodwill will be assessed at least annually for impairment by applying a fair-value-based test using discounted cash flows. The Company will complete its initial goodwill impairment assessment during the second quarter and does not anticipate any transitional impairment charge. Subsequent assessments will be performed in the fourth quarter of each year and any resulting impairment will be recognized as a charge to noninterest expense unless related to discontinued operations.

Core deposit intangibles are amortized over ten years on an accelerated basis. Other intangible assets consist of the excess purchase price of acquired branch net assets over their fair value that will continue to be amortized over 15 years on the straight-line basis in accordance with the provisions of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions.

The Company reviews intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated through an analysis of undiscounted cash flows, the asset is written down to the extent that the carrying value exceeds its fair value.

NOTE 3: "ADJUSTED" EARNINGS - FAS NO. 142 TRANSITIONAL DISCLOSURE

The table below reconciles reported earnings for the first quarter of 2001 to "adjusted" earnings, which exclude goodwill amortization.


                       Quarter                          Quarter
                        Ended                            Ended
                      March 31,                        March 31,
                        2002                             2001
                      ---------  -------------------------------
                      Reported   Reported  Goodwill  "Adjusted"
                      Earnings   Earnings   Amort.    Earnings
                      ---------  --------  --------  -----------

Income before income
 taxes (000's)        $   5,698  $  3,694  $    135  $     3,829
Income taxes (000's)      1,885     1,238         -        1,238
                      ---------  --------  --------  -----------
Net income (000's)    $   3,813  $  2,456  $    135  $     2,591
                      =========  ========  ========  ===========
Earnings per common
 share - basic        $     .39  $    .26  $    .01  $       .27
                      =========  ========  ========  ===========
Earnings per common
 share - diluted      $     .39  $    .25  $    .01  $       .27
                      =========  ========  ========  ===========


NOTE 4: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2002, is presented in the table below.

                                             March 31, 2002
                                        ------------------------
                                         Gross
                                        Carrying    Accumulated
                                         Amount     Amortization
                                        --------    ------------
Intangible assets:
 Core deposit premium (000's)            $ 4,491        $ 1,684
 Mortgage servicing rights (000's)         2,492            306
 Other intangible assets (000's)           7,799          1,387
                                         -------        -------
Total (000's)                            $14,782        $ 3,378
                                         =======        =======
Unamortized intangible assets (000's)                   $11,405
                                                        =======

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2002. What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortized intangibles assets:


                       Core        Mortgage
                       Deposit     Servicing
                       Premium      Rights     Other       Total
                       ---------   --------   -------  ---------
Nine months ended
 December 31, 2002
 (000's)                  $  371    $  413    $  390   $  1,174

Year Ended December 31,
 2003 (000's)             $  404    $  624    $  520   $  1,548
 2004 (000's)                353       520       520      1,393
 2005 (000's)                353       416       520      1,289
 2006 (000's)                353       312       520      1,185
 2007 (000's)                353       208       520      1,081

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

Earnings for the year were off to a good start as first quarter net income increased $1.357 million or 55% over last year's first quarter results. Net income totaled $3.813 million, or $.39 on a diluted earnings per common share basis, for the first quarter of 2002 compared to $2.456 million, or $.25 on a diluted earnings per common share basis, during the same quarter in 2001. Return on common equity was 14.19% and return on assets was .95% for the first quarter of 2002. For the same period in 2001, return on equity was 10.24% and return on assets was .67%. Our performance this quarter provides excellent evidence of the benefits derived from the expansion and diversification efforts embarked upon in the late 1990's.

Heartland's adoption of the provision of Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, discontinued the amortization of $9.507 million in unamortized goodwill. The amount of amortization expense recorded during the first quarter of 2001 on this goodwill was $135 thousand ($.01 on a diluted per common share basis).

Contributing to the improved earnings during the first quarter of 2002 was the $2.309 million or 20% growth in net interest income on a fully tax equivalent basis, due primarily to growth in earning assets. Average earning assets went from $1.321 billion during the first quarter of 2001 to $1.457 billion during the same quarter in 2002, a change of $136 million or 10%. Also contributing to the improved earnings was the $1.046 million or 14% increase in noninterest income while the increase in noninterest expense was held to $1.085 million or 8%. In addition to gains on sale of loans, the other noninterest income category to reflect significant improvement was service charges and fees. Exclusive of securities gains and losses, including trading account securities gains and losses, noninterest income experienced a $1.340 million or 19% increase.

Total assets remained stable at March 31, 2002, declining by less than 1% since year-end 2001. Loans and leases were $1.094 billion and deposits were $1.217 billion at the end of the first quarter, a decrease of 1% and an increase of 1%, respectively, since year-end 2001. Historically, Heartland has not experienced significant growth in its core business during the first quarter of the year. Loan growth was slowed due to paydowns experienced in the mortgage loan portfolio as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which the Company usually sells into the secondary market. Some of this slowed growth was offset by an increase in the commercial loan portfolio, which grew $21.606 million or 3% during the first quarter. Management feels that opportunities for growth within the commercial loan portfolio will continue to expand during the remaining quarters of 2002.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.86% during the first quarter of 2002 compared to 3.54% for the same period in 2001 and 3.79% for the fourth quarter of 2001. Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. Heartland has been successful in the utilization of floors on its commercial loan portfolio to minimize the affect downward rates have on its interest income. If rates begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. Interest income as a percentage of average earning assets went from 8.60% during the first quarter of 2001 to 7.00% during the first quarter of 2002, a decline of 160 basis points. Additionally, on the liability side of the balance sheet, Heartland has locked in some funding in the three- to five-year maturities as rates were at historical low levels. During the last half of 2001, Heartland elected to obtain additional Federal Home Loan Bank advances to lock in these low rates in anticipation of fixed-rate commercial loan growth and the replacement of maturing advances during the first half of 2002. Interest expense as a percentage of average earning assets went from 5.06% during the first quarter of 2001 to 3.14% for the same quarter in 2002, a decline of 192 basis points.

For the three-month period ended March 31, 2002, interest income decreased $2.893 million or 10% when compared to the same period in 2001. This decrease was primarily attributable to the dramatic decline in rates. During the first quarter of 2001, national prime decreased from 9.50% to 8.00%. During the first quarter of 2002, national prime remained unchanged at 4.75%. Additionally, the significant amount of refinance activity experienced on mortgage loans during the fourth quarter of 2001 reduced the amount of interest income realized in Heartland's mortgage-backed securities portfolio.

For the three-month period ended March 31, 2002, interest expense decreased $5.200 million or 32% when compared to the same period in 2001. The decline in interest expense outpaced the decline in interest income primarily as a result of the decline in rates and the maturity of higher-rate certificates of deposit accounts. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense. The $985 thousand provision for loan losses made during the first quarter of 2002, an increase of $264 thousand or 37% when compared to the same period in 2001, resulted primarily from an increase in nonperforming loans and growth experienced in the commercial loan portfolio. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter, refer to the loans and allowance for loan and lease losses section of this report.

NONINTEREST INCOME

Total noninterest income increased $1.046 million or 14% during the quarter ended on March 31, 2002, compared to the same period in 2001. The noninterest income categories reflecting significant improvement were service charges and fees and gains on sale of loans.

Service charges and fees increased $472 thousand or 32% during the quarters under comparison. The $30.865 million or 25% growth in checking accounts for the twelve-month period ended on March 31, 2002, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

Gains on sale of loans increased by $614 thousand or 156% for the periods under comparison. The volume of mortgage loans sold into the secondary market during the first quarter of 2002 was greater than those sold during the same period in 2001. As rates moved downward during the second half of 2001, customers frequently elected to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

During the first quarter of 2002, securities gains were $491 thousand or 86% below the amount recorded during the same period in 2001. During the first quarter of 2001, Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in well-seasoned mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment.

During the first quarter of 2001, Heartland elected to begin classifying some of its new equity securities purchases as trading. Losses on this portfolio totaled $28 thousand during the first quarter of 2002 and $225 thousand during the first quarter of 2001, primarily as a result of the decline in the stock market.

Other noninterest income experienced an increase of $219 thousand or 96% during the quarters under comparison. A majority of this increase was attributable to growth in the cash surrender value of life insurance policies owned by Heartland. An additional purchase of $8.5 million was made during 2001.

NONINTEREST EXPENSE

Total noninterest expense was held to an increase of $1.085 million or 8% during the first quarter of 2002 when compared to the same quarter in 2001. Growth in some of these expenses has tapered off as Heartland has begun to realize the full utilization of the resources it expended during the early stages of its growth initiatives.

Salaries and employee benefits, the largest component of noninterest expense, increased $775 thousand or 12% for the quarters under comparison. This increase made up 71% of the total increase in noninterest expense. In addition to normal merit increases, this increase was also attributable to expansion efforts, primarily at New Mexico Bank & Trust. The number of full-time equivalent employees employed by Heartland increased from 551 at March 31, 2001, to 571 at March 31, 2002.

Other noninterest expense increased $195 thousand or 10% for the quarters under comparison. Over half of this increase was the result of additional processing fees related to the increased activity in the merchant credit card processing area.

INCOME TAX EXPENSE

Income tax expense for the first quarter of 2002 increased $647 thousand or 52% when compared to the same period in 2001. This increase was primarily the result of a corresponding increase in pre-tax earnings. Heartland's effective tax rate was 33.08% during the first quarter of 2002 and 33.51% for the first quarter of 2001.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases decreased slightly to $1.094 billion at the end of the first quarter of 2002, a decrease of 1% since year-end 2001. Loan growth was slowed due to paydowns experienced in the mortgage loan portfolio. The residential mortgage loan portfolio experienced a decline of $26.208 million or 16% as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. Heartland's servicing portfolio was $183.880 million at year-end 2000, $268.625 million at year-end 2001 and $309.805 at March 31, 2002.

The decline in the mortgage loan portfolio was partially offset by an increase in the commercial and commercial real estate loan portfolio, which grew $21.606 million or 3% during the first quarter of 2002. Most of this growth occurred at New Mexico Bank & Trust, Wisconsin Community Bank and Riverside Community Bank, principally as a result of continued calling efforts. Management feels that opportunities for growth within the commercial loan portfolio will continue to expand during the remaining quarters of 2002.

The table below presents the composition of the loan portfolio as of March 31, 2002, and December 31, 2001.

LOAN PORTFOLIO
(Dollars in thousands)

                                  March 31,        December 31,
                                    2002               2001
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate               $  673,085  54.50% $  651,479  58.73%
Residential mortgage          142,704  19.19     168,912  15.23
Agricultural and
 agricultural real estate     143,887  12.72     145,460  13.11
Consumer                      124,045  11.97     127,874  11.53
Lease financing, net           13,793   1.62      15,570   1.40
                           ---------- ------- ---------- -------
Gross loans and leases     $1,097,514 100.00% $1,109,295 100.00%
                                      =======            =======
Unearned discount              (2,954)            (3,457)
Deferred loan fees               (755)              (633)
                           ----------         ----------
Total loans and leases      1,093,805          1,105,205
Allowance for loan and
 lease losses                 (15,075)           (14,660)
                           ----------         ----------
Loans and leases, net      $1,078,730         $1,090,545
                           ==========         ==========

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland's earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the board of directors. Factors considered by the loan review committee included the following:

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2002. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the possible continued softening of the economy. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The allowance for loan and lease losses increased by $415 thousand or 3% during the first three months of 2002. The allowance for loan and lease losses at March 31, 2002, was 1.38% of loans and 177% of nonperforming loans, compared to 1.33% of loans and 180% of nonperforming loans, at year-end 2001. Nonperforming loans increased to .78% of total loans and leases at March 31, 2002, compared to .73% of total loans and leases at December 31, 2001. This increase was primarily the result of one agricultural credit at New Mexico Bank and Trust for which a workout plan is in process.

During the first quarter of 2002, Heartland recorded net charge offs of $570 thousand compared to $213 thousand for the same period in 2001. Citizens Finance Co., Heartland's consumer finance subsidiary, was responsible for $327 thousand or 57% of the net charge-offs during the first three months of 2002 and $213 thousand or 79% during the same period in 2001. Increased losses at Citizens relate directly to the rapid growth it experienced during the previous two years with expansion into the Rockford, Illinois, market. Identification of problem loans in a portfolio begin to occur as the portfolio matures. Additionally, the weakened economy has affected the ability of borrowers to repay their consumer loans. Losses as a percentage of gross loans at Citizens were 5.60% for the first quarter of 2002 compared to 2.89% for the first quarter of 2001. Loans with payments past due for more than thirty days decreased from 5.30% of gross loans at December 31, 2001, to 4.75% at March 31, 2002.

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 22% of total assets at March 31, 2002, as compared to 20% at December 31, 2001. The amount of securities held in Heartland's portfolio was increased during the first quarter of 2002 as deposit growth outpaced growth in the loan portfolio.

During the first quarter of 2002, management changed the composition of the securities portfolio. Additional paydowns received on mortgage-backed securities were replaced with short-term U.S. treasury and government agency securities and municipal securities. A continuation of increasing interest rates along the yield curve, except on the short end, resulted in an unusually steep yield curve during the first quarter of 2002. Management purchased some longer-term municipal securities to take advantage of the slope in the municipal yield curve, as Heartland's rate forecast called for a flattening of the yield curve. Additionally, to improve net interest margin, management elected to reduce its fed funds and money market instruments position and invest in short-term U.S. treasury and government agency securities. The table below presents the composition of the securities portfolio by major category as of March 31, 2002, and December 31, 2001.

SECURITIES PORTFOLIO
(Dollars in thousands)
                                  March 31,       December 31,
                                    2002               2001
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
U.S. Treasury securities    $ 20,471    5.69%  $    498     .15%
U.S. government agencies      97,671   27.16     78,736   24.33
Mortgage-backed securities   161,774   44.99    183,661   56.74
States and political
  subdivisions                45,233   12.58     30,948    9.56
Other securities              34,430    9.58     29,846    9.22
                            --------  -------  --------  -------
Total securities            $359,579  100.00%  $323,689  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits remained flat during the first three months of 2002. The demand and savings deposit categories experienced a decrease during the quarter while certificate of deposit account balances increased. The $6.189 million or 4% decline in demand deposit balances was due primarily to normal seasonal fluctuations that many banks experience during the first quarter of the year. A shift from savings to certificate of deposit accounts continued into the first quarter of 2002 as deposit customers became more interested in certificate of deposit products and less interested in savings products. Also, with the volatility in the stock market, customers elected to keep a larger portion of their funds invested in certificates of deposit. Savings deposits declined $19.242 million or 4% while certificates of deposit grew $37.471 million or 7% during the first quarter.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the three month period ended March 31, 2002, the amount of short-term borrowings had decreased $22.950 million or 14%. Treasury tax and loan note options made up $8.199 million or 36% of this change and repurchase agreement balances made up $12.427 million or 54% of this change. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. With the continued decline in interest rates during the last half of 2001, some of these repurchase agreement customers elected to invest a portion of their excess funds in higher-yielding products.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At March 31, 2002, $26.425 million was outstanding as compared to $29.225 million at December 31, 2001.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $140.483 million on March 31, 2002, compared to $143.789 million on December 31, 2001. The change in these account balances primarily results from activity in the bank subsidiaries' borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at March 31, 2002, and December 31, 2001, were $83.985 million and $86.486 million, respectively. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years.

Additionally, balances outstanding on capital securities issued by Heartland in 1999 and 2001 are included in total other borrowings. The issuance in October of 1999 for $25.0 million bears an annual rate of 9.60% and matures on September 30, 2029. A private placement offering for $8.0 million was completed in December of 2001. This variable rate issuance matures on December 18, 2031.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but the composition of assets and capital and the amount of off-balance sheet commitments. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 4%, respectively. As of December 31, 2001, the most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                  March 31,        December 31,
                                     2002              2001
                                Amount   Ratio     Amount Ratio
                                ------   -----     ------ -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  125,380  10.02% $  121,112  9.71%
 Tier 1 capital minimum
   requirement                 50,048   4.00%     49,891  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   75,332   6.02% $   71,221  5.71%
                           ==========  ====== ========== ======

 Total capital             $  140,454  11.23% $  135,770 10.89%
 Total capital minimum
   requirement                100,095   8.00%     99,782  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   40,359   3.23% $   35,988  2.89%
                           ==========  ====== ========== ======
Total risk-adjusted
  assets                   $1,251,192         $1,247,274
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  125,380   7.78% $  121,112  7.53%
 Tier 1 capital minimum
   requirement(3)              64,455   4.00%     64,336  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   60,925   3.78% $   56,776  3.53%
                           ==========  ====== ========== ======
Average adjusted assets
 (less goodwill)           $1,611,366         $1,608,402
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


Commitments for capital expenditures are an important factor in evaluating capital adequacy. As a result of the acquisition of National Bancshares, Inc., the one-bank holding company of First National Bank of Clovis, remaining requisite cash payments under the notes payable total $637 thousand in 2003 and 2004, plus interest at 7.00%. Immediately following the closing of the acquisition, the bank was merged into New Mexico Bank & Trust. As a result of this affiliate bank merger, Heartland's ownership in New Mexico Bank & Trust increased to approximately 88%.

In June of 2000, Heartland offered a portion of its shares of New Mexico Bank & Trust's common stock to interested investors. In no case would Heartland's interest be allowed to fall below 80%. All minority stockholders, including the initial investors, entered into a stock transfer agreement before shares were issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003. As of March 31, 2002, Heartland's ownership in New Mexico Bank & Trust was 86%.

Heartland has an incentive compensation agreement with certain employees of one of the bank subsidiaries, none of whom is an executive officer of Heartland, that requires a total payment of $3.8 million to be made no later than February 29, 2004, to those who remain employed with the subsidiary on December 31, 2003. Additionally, each employee is bound by a confidentiality and non-competition agreement. One-third of the payment will be made in cash and the remaining two-thirds in shares of Heartland's common stock. The obligation is being accrued over the performance period.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. All of these securities qualified as Tier 1 capital for regulatory purposes as of March 31, 2002.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of March 31, 2002.

Expansion efforts are underway at Wisconsin Community Bank, as it committed to the construction of a 3-story, 20,000 square foot building in Fitchburg, a suburb southwest of Madison. The bank will occupy the first floor and financially related companies or law offices will occupy the top two floors. Construction of this $2.5 million facility is scheduled to begin this May with completion targeted for this November.

Plans for the construction of a 50,000 square foot facility to accommodate the operations and support functions of Heartland are underway. Property in downtown Dubuque, Iowa, across the street from Dubuque Bank and Trust's main facility, has been purchased. The $4.5 million project will begin this summer with completion anticipated early next summer. A reduction in overall costs on this project will result from tax credits and other incentives made available on the project as it includes the rehabilitation of two historical structures and the creation of new jobs.

Heartland continues to explore other opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. As evidenced by the expansion into New Mexico, Heartland is seeking to operate in high growth areas, even if they are outside of its traditional Midwest market areas. Future expenditures relating to these efforts are not estimable at this time.

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

Net cash outflows from investing activities decreased $1.8 million during the first three months of 2002 compared to the same period in 2001. The net increase in loans and leases was $1.8 million during the first three months of 2002 compared to $10.7 million during the same period in 2001, an $8.9 million change, driven primarily by the paydowns experienced in the mortgage loan portfolio. During the first three months of 2002, proceeds from the sale of securities decreased $24.7 million compared to the same period in 2001. During the first quarter of 2001, management elected to shift a portion of its securities portfolio into mortgage-backed securities from U.S. government agencies. Proceeds from the maturity of and principal paydowns on securities increased $36.2 million during the first quarter of 2002 when compared to the same period in 2001, primarily as a result of increased paydowns on mortgage-backed securities. The increased paydowns within the securities and loan portfolio resulted in additional purchases of securities. Purchases of securities increased $19.1 million for the periods under comparison.

Financing activities used net cash of $14.1 million during the first quarter of 2002. Conversely, during the first quarter of 2001, financing activities provided net cash of $40.6 million. A net increase in deposit accounts provided cash of $12.0 million during the first three months of 2002 compared to $3.8 million during the same period in 2001. Short-term borrowings used cash of $22.9 million in 2002 and provided cash of $21.0 million in 2001. This change in the cash provided by short-term borrowings was partially the result of repurchase agreement customers electing to invest a portion of their excess funds in higher-yielding products. As deposit balances increased and loan growth slowed, Heartland did not find it necessary to increase its other borrowings as much during the first quarter of 2002 as it had during the same quarter in 2001. The proceeds from other borrowings had declined $17.7 million.

Total cash inflows from operating activities increased $19.7 million for the first three months of 2002 compared to the same period in 2001. A large portion of this change resulted from real estate mortgage loan activity as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Loan sales activity provided cash of $12.9 million during 2002 compared to using cash of $5.1 million during the same period in 2001. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreements, as of March 31, 2002, provided an additional borrowing capacity of $23.575 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2002, Heartland was in compliance with the covenants contained in these credit agreements.

RECENT REGULATORY DEVELOPMENTS

On October 26, 2001, President Bush signed into law the
Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the
"USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on Heartland or its bank subsidiaries in the future.

On April 11, 2002, the Office of Thrift Supervision (the "OTS") announced the implementation of a restructuring plan designed to achieve greater operating efficiencies and consistency of regulation for the thrift industry. Under the plan, the OTS consolidated and realigned its regional structure into four supervisory regions by eliminating the Central Region (formerly located in Chicago, Illinois) and apportioning supervisory responsibilities for the institutions in the states that made up that region among other regions. Although the OTS will continue to maintain a Chicago office with a substantial supervisory presence, under the realignment, the Southeast Region (located in Atlanta, Georgia) assumed oversight of thrifts in Michigan, Illinois, Indiana and Kentucky, the Midwest Region (located in Dallas, Texas) assumed oversight of thrifts in Wisconsin and Tennessee and Ohio became part of the Northeast Region (located in Jersey City, New Jersey). In addition, North and South Dakota, Colorado and New Mexico were transferred to the West Region (located in San Francisco, California) from the Midwest Region. First Community Bank, Heartland's only thrift, will continue to be supervised by the Midwest Region office located in Dallas, Texas.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(Dollars in thousands)


Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Management does not believe that Heartland's primary market risk exposures and how those exposures have been managed to-date in 2002 changed significantly when compared to 2001.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of March 31, 2002, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was $572 thousand as of March 31, 2002.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION
None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

None

Reports on Form 8-K

On January 22, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company issued a press release announcing its earnings for the quarter ended on December 31, 2001. Also reported on this same report under Item 5 was the appointment of Thomas L. Flynn as a director of the Company and the resignation of Gregory R. Miller as a director of the Company.

On April 19, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company issued a press release announcing its earnings for the quarter ended on March 31, 2002.

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

                                   Dated:  May 15, 2002