Form 10-Q
period 2002-06-30
HEARTLAND FINANCIAL USA INC
filed 2002-08-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended June 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 13, 2002, the Registrant had outstanding 9,819,470 shares of common stock, $1.00 par value per share.

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
          (Dollars in thousands, except per share data)


                                          6/30/02     12/31/01
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   39,336   $   45,738
Federal funds sold and other short-
 term investments                           35,551       47,812
                                        ----------   ----------
Cash and cash equivalents                   74,887       93,550
Time deposits in other
 financial institutions                      1,642          564
Securities:
 Trading, at fair value                      1,230        1,528
 Available for sale, at fair value
  (cost of $337,899 for 2002 and
  $318,342 for 2001)                       345,177      323,689
Loans and leases:
 Held for sale                              15,450       26,967
 Held to maturity                        1,099,589    1,078,238
Allowance for loan and lease losses        (15,409)     (14,660)
                                        ----------   ----------
Loans and leases, net                    1,099,630    1,090,545
Assets under operating leases               32,057       35,427
Premises, furniture and equipment, net      33,176       31,482
Other real estate, net                         108          130
Goodwill, net                                9,507        9,507
Core deposit premium and other
 intangibles, net                           10,986       11,198
Other assets                                43,838       46,444
                                        ----------   ----------
TOTAL ASSETS                            $1,652,238   $1,644,064
                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  153,791   $  160,742
 Savings                                   496,862      493,374
 Time                                      577,424      551,043
                                        ----------   ----------
Total deposits                           1,228,077    1,205,159
Short-term borrowings                      143,890      160,703
Other borrowings                           136,321      143,789
Accrued expenses and other liabilities      29,226       27,323
                                        ----------   ----------
TOTAL LIABILITIES                        1,537,514    1,536,974
                                        ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 share; authorized, 184,000 shares,
 none issued or outstanding)                     -            -
Series A Junior Participating preferred
 stock (par value $1 per share;
 authorized, 16,000 shares, none
 issued or outstanding)                          -            -
Common stock (par value $1 per share;
 authorized, 16,000,000 shares and
 12,000,000 at June 30, 2002, and
 December 31, 2001, respectively;
 issued 9,905,783 shares at June 30,
 2002, and December 31, 2001)                9,906        9,906
Capital surplus                             16,784       18,116
Retained earnings                           84,866       79,107
Accumulated other comprehensive income       4,364        3,565
Treasury stock at cost
 (85,107 shares at June 30, 2002, and
 226,031 shares at December 31, 2001)       (1,196)      (3,604)
                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                 114,724      107,090
                                        ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,652,238   $1,644,064
                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Six Months Ended
                          6/30/02   6/30/01    6/30/02   6/30/01
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 21,134  $ 23,383   $ 42,107  $ 46,795
Interest on securities:
 Taxable                    3,188     3,600      6,382     6,720
 Nontaxable                   672       473      1,144       944
Interest on federal
 funds sold                    67       568        172     1,257
Interest on interest
 bearing deposits in
 other financial
 institutions                  37        43        140        91
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      25,098    28,067     49,945    55,807
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        8,024    12,159     16,413    24,635
Interest on short-term
 borrowings                   695     1,677      1,375     3,625
Interest on other
 borrowings                 2,096     2,100      4,305     4,154
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE     10,815    15,936     22,093    32,414
                         --------  --------   --------  --------
NET INTEREST INCOME        14,283    12,131     27,852    23,393
Provision for loan and
 lease losses                 616     1,123      1,601     1,844
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN AND LEASE LOSSES     13,667    11,008     26,251    21,549
                         --------  --------   --------  --------


NONINTEREST INCOME:
Service charges and fees    2,217     1,554      4,150     3,015
Trust fees                    904       778      1,736     1,544
Brokerage commissions         203       167        330       293
Insurance commissions         160       178        377       429
Securities gains, net          75       352        156       924
Gain (loss) on trading
 account securities          (214)       46       (242)     (179)
Rental income on
 operating leases           3,674     3,795      7,530     7,649
Gain on sale of loans         522       523      1,529       916
Impairment loss on mortgage
 servicing rights            (326)        -       (326)        -
Other noninterest income       91       169        538       397
                         --------  --------   --------  --------
TOTAL NONINTEREST INCOME    7,306     7,562     15,778    14,988
                         --------  --------   --------  --------
NONINTEREST EXPENSES:
Salaries and employee
 benefits                   6,923     6,328     13,908    12,538
Occupancy                     777       782      1,554     1,607
Furniture and equipment       831       778      1,649     1,584
Depreciation on equipment
 under operating leases     2,879     2,874      5,909     5,792
Outside services            1,116       871      1,997     1,624
FDIC deposit insurance
 assessment                    53        52        106       103
Advertising                   387       407        839       786
Goodwill amortization           -       135          -       270
Core deposit and other
 intangibles amortization     253       283        507       566
Other noninterst expenses   2,204     2,003      4,312     3,916
                         --------  --------   --------  --------
TOTAL NONINTEREST
 EXPENSES                  15,423    14,513     30,781    28,786
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      5,550     4,057     11,248     7,751
Income taxes                1,639     1,243      3,524     2,481
                         --------  --------   --------  --------
NET INCOME               $  3,911  $  2,814   $  7,724  $  5,270
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.40  $   0.29   $   0.79  $   0.55
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.40  $   0.29   $   0.79  $   0.54
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.10  $   0.09   $   0.20  $   0.18

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital    Retained
                                   Stock     Surplus    Earnings
                                   -------   -------   ---------
Balance at January 1, 2001         $ 9,906   $18,812   $ 71,253
Net income                               -         -      5,270
Unrealized gain (loss) on
 securities available for sale           -         -          -
Reclassification adjustment for
 gains realized in net income            -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.18 per share                  -         -     (1,729)
Purchase of 26,634 treasury
 shares                                  -         -          -
                                   -------   -------   --------
Balance at June 30, 2001           $ 9,906   $18,812   $ 74,794
                                   =======   =======   ========

Balance at January 1, 2002         $ 9,906   $18,116   $ 79,107
Net income                               -         -      7,724
Unrealized gain (loss) on
 securities available for sale           -         -          -
Unrealized gain (loss) on
 derivatives arising during the
 period                                  -         -          -
Reclassification adjustment for
 gains realized in net income            -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.20 per share                  -         -     (1,965)
Purchase of 76,705 treasury
 shares                                  -         -          -
Issuance of 217,629 treasury
 shares                                  -    (1,332)         -
                                   -------   -------   --------
Balance at June 30, 2002           $ 9,906   $16,784   $ 84,866
                                   =======   =======   ========

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock      Total
                              -------------  --------    -----
Balance at January 1, 2001         $ 1,301   $(5,126)  $ 96,146
Net income                               -         -      5,270
Unrealized gain (loss) on
 securities available for sale       2,025         -      2,025
Reclassification adjustment for
 gains realized in net income          924         -        924
Income taxes                        (1,003)        -     (1,003)
                                                       --------
Comprehensive income                                      7,216
Cash dividends declared:
 Common, $.18 per share                  -         -     (1,729)
Purchase of 26,634 treasury
 shares                                  -      (331)      (331)
                                   -------   -------   --------
Balance at June 30, 2001           $ 3,247   $(5,457)  $101,302
                                   =======   =======   ========

Balance at January 1, 2002         $ 3,565   $(3,604)  $107,090
Net income                               -         -      7,724
Unrealized gain (loss) on
 securities available for sale       1,939         -      1,939
Unrealized gain (loss) on
 derivatives arising during the
 period                               (572)        -       (572)
Reclassification adjustment for
 gains realized in net income         (156)        -       (156)
Income taxes                          (412)        -       (412)
                                                       --------
Comprehensive income                                      8,523
Cash dividends declared:
 Common, $.20 per share                  -         -     (1,965)
Purchase of 76,705 treasury
 shares                                  -    (1,060)    (1,060)
Issuance of 217,629 treasury
 shares                                  -     3,468      2,136
                                   -------   -------   --------
Balance at June 30, 2002           $ 4,364   $(1,196)  $114,724
                                   =======   =======   ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Six Months Ended
                                         6/30/02       6/30/01
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  7,724     $  5,270
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             8,021        8,214
 Provision for loan and lease losses       1,601        1,844
 Provision for income taxes in excess
  of payments                              2,971        1,889
 Net amortization of premium on
  securities                               2,543           87
 Securities gains, net                      (156)        (924)
 Decrease (increase) in trading account
  securities                                 298       (1,475)
 Loans originated for sale               (70,779)     (78,126)
 Proceeds on sales of loans               83,825       52,418
 Net gain on sales of loans               (1,529)        (916)
 Decrease (increase) in accrued
  interest receivable                       (708)         414
 Increase in accrued interest payable        120          570
 Other, net                                 (530)        (446)
                                        ---------    ---------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                               33,401      (11,181)
                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other
 financial institutions                   (1,068)           -
Proceeds on maturities of time
 deposits in other financial
 institutions                                  4          959
Proceeds from the sale of
 securities available for sale            20,889       29,090
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                       84,178       25,894
Purchase of securities available
 for sale                               (126,362)     (99,382)
Net increase in loans and leases         (21,567)     (14,447)
Increase in assets under operating
 leases                                   (2,539)      (6,241)
Capital expenditures                      (3,307)      (2,555)
Proceeds on sale of OREO and other
 repossessed assets                          273          420
                                        ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES    (49,499)     (66,262)
                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts            (3,463)      33,379
Net increase in time deposit accounts     26,381       33,968
Net increase (decrease) in short-term
 borrowings                              (16,813)      12,759
Proceeds from other borrowings             7,683       30,880
Repayments of other borrowings           (15,151)     (14,379)
Purchase of treasury stock                (1,060)        (331)
Proceeds from issuance of treasury
 stock                                     1,823            -
Dividends                                 (1,965)      (1,729)
                                        ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                               (2,565)      94,547
                                        ---------    ---------
Net decrease in cash and cash
 equivalents                             (18,663)      17,104
Cash and cash equivalents at
 beginning of year                        93,550       84,687
                                        ---------    ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 74,887     $101,791
                                        =========    =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $    332     $    605
                                        =========    =========
 Cash paid for interest                 $ 21,973     $ 31,844
                                        =========    =========
 Securities held to maturity
  transferred to securities available
  for sale                              $      -     $  2,154
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

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended June 30, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001, are shown in the tables below:

                                             Three Months Ended
                                             6/30/02    6/30/01
                                             -------    -------
Net Income (000's)                           $ 3,911    $ 2,814
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,809      9,601
Assumed incremental common shares issued
 upon exercise of stock options (000's)           64         94
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,873      9,695
                                             =======    =======

                                              Six Months Ended
                                             6/30/02    6/30/01
                                             -------    -------
Net Income (000's)                           $ 7,724    $ 5,270
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,770      9,601
Assumed incremental common shares issued
 upon exercise of stock options (000's)           62         99
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,832      9,700
                                             =======    =======

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price of acquired subsidiaries' net assets over their fair value. On July 1, 2001, the Company adopted FASB Statement ("FAS") No. 142, "Goodwill and Other Intangible Assets". During the transition period from July 1, 2001, through December 31, 2001, substantially all the Company's goodwill associated with business combinations completed prior to July 1, 2001, continued to be amortized over periods of 15 to 25 years on the straight-line basis. Effective January 1, 2002, all goodwill amortization was discontinued.

Effective January 1, 2002, goodwill will be assessed at least annually for impairment by applying a fair-value-based test using discounted cash flows. The Company completed its initial goodwill impairment assessment and did not have any transitional impairment charge. Subsequent assessments will be performed in the fourth quarter of each year and any resulting impairment will be recognized as a charge to noninterest expense unless related to discontinued operations.

Core deposit intangibles are amortized over ten years on an accelerated basis. Other intangible assets consist of the excess purchase price of acquired branch net assets over their fair value that will continue to be amortized over 15 years on the straight-line basis in accordance with the provisions of FAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions".

The Company reviews intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated through an analysis of undiscounted cash flows, the asset is written down to the extent that the carrying value exceeds its fair value.

NOTE 3: "ADJUSTED" EARNINGS - FAS NO. 142 TRANSITIONAL DISCLOSURE

The table below reconciles reported earnings for the three and six months periods ended June 30, 2001, to "adjusted" earnings, which exclude goodwill amortization.

                       Three
                       Months
                       Ended
                      June 30,
                       2002     Three Months Ended June 30, 2001
                     ---------  --------------------------------
                     Reported   Reported   Goodwill   "Adjusted"
                     Earnings   Earnings    Amort.     Earnings
                     ---------  --------   --------  -----------

Income before income
 taxes (000's)       $   5,550  $  4,057   $    135  $     4,192
Income taxes (000's)     1,639     1,243          -        1,243
                     ---------  --------   --------  -----------
Net income (000's)   $   3,911  $  2,814   $    135  $     2,949
                     =========  ========   ========  ===========
Earnings per common
 share - basic       $     .40  $    .29   $    .01  $       .31
                     =========  ========   ========  ===========
Earnings per common
 share - diluted     $     .40  $    .29   $    .01  $       .30
                     =========  ========   ========  ===========

                        Six
                       Months
                       Ended
                      June 30,
                       2002      Six Months Ended June 30, 2001
                     ---------  --------------------------------
                     Reported   Reported   Goodwill   "Adjusted"
                     Earnings   Earnings    Amort.     Earnings
                     ---------  --------   --------  -----------

Income before income
 taxes (000's)       $  11,248  $  7,751   $    269  $     8,020
Income taxes (000's)     3,524     2,481          -        2,481
                     ---------  --------   --------  -----------
Net income (000's)   $   7,724  $  5,270   $    269  $     5,539
                     =========  ========   ========  ===========
Earnings per common
 share - basic       $     .79  $    .55   $    .03  $       .58
                     =========  ========   ========  ===========
Earnings per common
 share - diluted     $     .79  $    .54   $    .03  $       .57
                     =========  ========   ========  ===========

NOTE 4: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2002, is presented in the table below.

                                             June 30, 2002
                                        ----------------------
                                         Gross
                                        Carrying    Accumulated
                                         Amount     Amortization
                                        --------    ------------
Intangible assets:
 Core deposit premium (000's)            $ 4,492        $ 1,808
 Mortgage servicing rights (000's)         2,733            713
 Other intangible assets (000's)           7,799          1,517
                                         -------        -------
Total (000's)                            $15,024        $ 4,038
                                         =======        =======
Unamortized intangible assets (000's)                   $10,986
                                                        =======

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2002. What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortized intangibles assets:


                         Core      Mortgage
                        Deposit    Servicing
                        Premium     Rights     Other     Total
                       ---------   --------   -------  ---------
Six months ended
 December 31, 2002
 (000's)                  $  247    $  317    $  260   $    824

Year Ended December 31,
 2003 (000's)             $  404    $  486    $  520   $  1,410
 2004 (000's)                353       405       520      1,278
 2005 (000's)                353       324       520      1,197
 2006 (000's)                353       243       520      1,116
 2007 (000's)                353       162       520      1,035


NOTE 5: OTHER BORROWINGS

On June 27, 2002, the Company completed an offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from the Company. The proceeds are being used for general corporate purposes. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year. The debentures will mature and the capital securities must be redeemed on June 30, 2032. The Company has the option to shorten the maturity date to a date not earlier than June 30, 2007. The Company may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. Deferred issuance costs related to this offering will be included in other assets and amortized on a straight-line basis over the life of the debentures.

NOTE 6: STOCKHOLDERS' RIGHTS PLAN

On June 7, 2002, the Company adopted a stockholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, on June 26, 2002, the Board of Directors distributed one purchase right for each share of common stock outstanding as of June 24, 2002. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one-thousandth of a share of Series A Junior Participating preferred stock at an exercise price of $85.00. Rights do not become exercisable until ten business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire on June 7, 2012.

In connection with the Rights Plan, the Company designated 16,000 shares, par value $1.00 per share, of Series A Junior Participating preferred stock. These shares, if issued, will be entitled to receive quarterly dividends and a liquidation preference. There are no shares issued and outstanding and the Company does not anticipate issuing any shares of Series A Junior Participating preferred stock except as may be required under the Rights Plan.

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

Earnings for the second quarter of 2002 improved by $1.097 million or 39% over the same quarter the previous year, despite a challenging economy. Net income totaled $3.911 million, or $.40 on a diluted earnings per common share basis, compared to $2.814 million, or $.29 on a diluted earnings per common share basis, during the same quarter in 2001. Return on common equity was 13.98% and return on assets was .96% for the second quarter of 2002. For the same period in 2001, return on equity was 11.32% and return on assets was .73%.

Contributing to the improved earnings during the second quarter of 2002 was the $2.152 million or 18% growth in net interest income due primarily to growth in earning assets. Average earning assets went from $1.385 billion during the second quarter of 2001 to $1.462 billion during the same quarter in 2002, a change of $77 million or 6%. Exclusive of securities gains and losses, including trading account securities gains and losses, and a valuation adjustment on mortgage servicing rights, noninterest income experienced a $607 thousand or 8% increase.

Heartland's adoption of the provisions of Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, discontinued the amortization of $9.507 million in unamortized goodwill. The amount of amortization expense recorded during the second quarter of 2001 on this goodwill was $135 thousand ($.01 on a diluted per common share basis). For the six-month period ended on June 30, 2001, amortization expense on this goodwill was $269 thousand ($.03 on a diluted per common share basis).

For the six-month period ended on June 30, 2002, net income increased $2.454 million or 47% when compared to the same period in 2001. Net income totaled $7.724 million, or $.79 on a diluted per common share basis, compared to $5.270 million, or $.54 on a diluted per common share basis, during the same period in 2001. Return on common equity was 14.08% and return on assets was .95% for the six-month period in 2002 compared to 10.79% and .70%, respectively, for the same period in 2001.

Again, the largest contributor to the improved earnings during the first six months of 2002 was the $4.459 million or 19% growth in net interest income. Average earning assets went from $1.353 billion during the first six months of 2001 to $1.460 billion during the same period in 2002, a change of $107 million or 8%. Exclusive of securities gains and losses, including trading account securities gains and losses, and a valuation adjustment on mortgage servicing rights, noninterest income experienced a $1.947 million or 14% increase. In addition to gains on sale of loans, the other noninterest income category to reflect significant improvement was service charges and fees. Noninterest expense was held to a $1.995 million or 7% increase.

Total assets remained stable at June 30, 2002, increasing by less than 1% since year-end 2001. Loans and leases were $1.115 billion and deposits were $1.228 billion at the end of the second quarter, an increase of 1% and 2%, respectively, since year-end 2001. Loan growth was slowed due to paydowns experienced in the mortgage loan portfolio as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Some of this slowed growth was offset by an increase in the commercial loan portfolio, which grew $41.612 million or 6% during the first six months.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.02% during the second quarter of 2002 compared to 3.86% for the first quarter of 2002 and 3.60% for the second quarter of 2001. Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. The utilization of floors on Heartland's commercial loan portfolio has had a positive impact on the net interest margin as the affect of downward rates was minimized. If rates begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. To offset the impact of these floors on the net interest margin if rates move upward, funding in the three- to five-year maturities has been locked in. During the last half of 2001, Heartland elected to obtain additional Federal Home Loan Bank advances to lock in historically low rates in anticipation of fixed-rate commercial loan growth and the replacement of maturing advances during the first half of 2002.

On a tax-equivalent basis, interest income as a percentage of average earning assets went from 8.21% during the second quarter of 2001 to 6.99% during the second quarter of 2002, a decline of 122 basis points. Interest expense as a percentage of average earning assets went from 4.62% during the second quarter of 2001 to 2.97% for the same quarter in 2002, a decline of 164 basis points.

For the three and six month periods ended June 30, 2002, interest income decreased $3.0 million or 11% and $5.9 million or 11%, respectively, when compared to the same periods in 2001. These decreases were primarily attributable to the dramatic decline in rates. During 2001, national prime decreased from 9.50% to 8.00% during the first quarter and from 8.00% to 6.75% during the second quarter. During the first and second quarters of 2002, national prime remained unchanged at 4.75%. Additionally, the significant amount of refinance activity experienced on mortgage loans during the fourth quarter of 2001 reduced the amount of interest income realized in Heartland's mortgage-backed securities portfolio.

For the three and six month periods ended June 30, 2002, interest expense decreased $5.1 million or 32% and $10.3 million or 32%, respectively, when compared to the same periods in 2001. The decline in interest expense outpaced the decline in interest income primarily as a result of the decline in rates and the maturity of higher-rate certificates of deposit accounts. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense. The $616 thousand provision for loan losses made during the second quarter of 2002, a decrease of $507 thousand or 45% when compared to the same quarter in 2001, was less than the previous year primarily in response to a decline in nonperforming loans. On a six-month comparative basis, the $1.6 million provision for loan losses during the first half of 2002 was a decrease of $243 thousand or 13% when compared to the same period in 2001. This decrease was also reflective of a decrease in nonperforming loans. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter, refer to the loans and allowance for loan and lease losses section of this report.

NONINTEREST INCOME

Total noninterest income decreased $256 thousand or 3% during the quarter ended on June 30, 2002, compared to the same period in 2001. Exclusive of securities gains and losses, including trading account securities gains and losses, and a valuation adjustment on mortgage servicing rights, noninterest income experienced a $607 thousand or 8% increase. The noninterest category reflecting significant improvement during the quarter was service charges and fees.

On a year-to-date comparison, total noninterest income grew $790 thousand or 5%. Exclusive of securities gains and losses, including trading account securities gains and losses, and a valuation adjustment on mortgage servicing rights, noninterest income experienced a $1.9 million or 14% increase. In addition to gains on sale of loans, the other noninterest income category to reflect significant improvement during the first half of the year was service charges and fees.

Service charges and fees increased $663 thousand or 43% during the quarters under comparison and $1.1 million or 38% during the six-month period under comparison. The addition of an overdraft privilege feature to our checking account product line, along with growth in these account balances, has resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Additionally, service fees collected on the mortgage loans Heartland has sold into the secondary market while retaining servicing has increased. Heartland's servicing portfolio was $183.9 million at year-end 2000, $268.6 million at year-end 2001 and $327.7 million at June 30, 2002. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

Gains on sale of loans remained constant at $522 thousand for the quarters under comparison. For the six-month periods under comparison, gains on sale of loans increased by $613 thousand or 67%. The volume of mortgage loans sold into the secondary market during the first quarter of 2002 was greater than those sold during the same period in 2001, primarily as a result of the low rate environment during the first quarter of 2002 compared to the same quarter in 2001. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

During the second quarter of 2002, securities gains were $277 thousand or 79% below the amount recorded during the same period in 2001. The gains during the second quarter of 2001 resulted primarily from sales within the equity securities portfolio. For the six-month period ended on June 30, 2002, securities gains were $768 thousand or 83% below the amount recorded during the same period in 2001. During the first quarter of 2001, Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in well-seasoned mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment.

Heartland elected to begin classifying some of its new equity securities purchases as trading during the first quarter of 2001. Losses on this portfolio totaled $214 thousand during the second quarter of 2002 compared to gains of $46 thousand during the same quarter in 2001. On a six-month comparison, losses totaled $242 thousand during 2002 and $179 thousand during 2001. The increased losses primarily resulted from the decline in the stock market.

During the second quarter of 2002, an impairment loss on mortgage servicing rights was recorded in the amount of $326 thousand. The valuation of Heartland's mortgage servicing rights declined since year-end as a result of the further drop in mortgage loan interest rates.

NONINTEREST EXPENSE

Total noninterest expense was held to an increase of $910 thousand or 6% during the second quarter of 2002 when compared to the same quarter in 2001. For the six-month period ended on June 30, 2002, noninterest expense increased $2.0 million or 7%. Growth in some of these expenses tapered off as Heartland began to realize the full utilization of the resources it expended during the early stages of its growth initiatives.

Salaries and employee benefits, the largest component of noninterest expense, increased $595 thousand or 9% for the quarters under comparison. On a year-to-date basis, salaries and employee benefits grew $1.4 million or 11%. This category made up more than 65% of the total increase in noninterest expense for both time periods. In addition to normal merit increases, these increases were also attributable to expansion efforts, primarily in New Mexico Bank & Trust's Albuquerque market. The number of full-time equivalent employees employed by Heartland increased from 571 at June 30, 2001, to 584 at June 30, 2002.

Fees for outside services increased by $245 thousand or 28% for the quarters under comparison and $373 thousand or 23% for the six-month periods under comparison. Contributing to these increases were the following:

     - A consultant was engaged last fall to assist in the implementation of an overdraft privilege feature on Heartland's checking account products. The fee associated with these services is payable monthly throughout all of 2002 based upon the additional fees generated.

     -    Beginning this year, Heartland elected to engage
          Darling Consulting Group to provide balance sheet management advisory services. Included in these services are quarterly asset/liability management position assessments and strategy formulation.

     - As on-line banking has grown in popularity, Heartland has incurred additional costs to provide this service to its customers.

     - Legal fees related to actions brought by Heartland to recover losses realized in an investment fund partnership, in which Heartland was a limited partner, and to resolve a dispute on the enforceability of a guarantee on a nonperforming commercial loan.

Other noninterest expense increased $201 thousand or 10% for the quarters under comparison and $396 thousand or 10% for the six-month periods under comparison. These increases were the result of additional processing fees related to the increased activity in the merchant credit card processing area, additional minority interest related to the improved earnings at New Mexico Bank & Trust and a fraud loss related to a kiting scheme at Wisconsin Community Bank.

Heartland's adoption of the provisions of Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, discontinued the amortization of $9.5 million in unamortized goodwill. The amount of amortization expense recorded during the second quarter of 2001 on this goodwill was $135 thousand. For the six-month period ended on June 30, 2001, amortization expense on this goodwill was $269 thousand.

INCOME TAX EXPENSE

Income tax expense for the second quarter of 2002 increased $396 thousand or 32% when compared to the same period in 2001. On a six-month comparative basis, income tax expense increased $1.0 million or 42%. These increases reflected the continued growth in pre-tax earnings.

Heartland's effective tax rate decreased to 29.53% during the second quarter of 2002 compared to 30.64% for the second quarter of 2001. For the six-month periods ended June 30, 2002 and 2001, the effective tax rate was 31.33% and 32.01%, respectively. In April of 2002, Dubuque Bank and Trust acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits apply to the 2002 tax year. The reduction in Heartland's effective tax rate was minimized as a result of a decrease in the amount of tax-exempt interest income recorded during 2002. Tax-exempt interest income was 12% of pre-tax income during the first six months of 2002 compared to 14% for the same period in 2001.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases increased $9.1 million, an increase of 1% since year-end 2001. Loan growth was slowed due to paydowns experienced in the mortgage loan portfolio. The residential mortgage loan portfolio experienced a decline of $30.7 million or 18% as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. Heartland's servicing portfolio was $268.6 million at year-end 2001 and $327.7 million at June 30, 2002.

The decline in the mortgage loan portfolio was partially offset by an increase in the commercial and commercial real estate loan portfolio, which grew $41.6 million or 6% during the first half of 2002. Most of this growth occurred at New Mexico Bank & Trust, Wisconsin Community Bank, Riverside Community Bank and Dubuque Bank and Trust, principally as a result of continued calling efforts.

The table below presents the composition of the loan portfolio as of June 30, 2002, and December 31, 2001.

LOAN PORTFOLIO
(Dollars in thousands)

                                  June 30,         December 31,
                                    2002               2001
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
Commercial and commercial
 real estate               $  693,091  61.97% $  651,479  58.73%
Residential mortgage          138,198  12.36     168,912  15.23
Agricultural and
 agricultural real estate     150,136  13.42     145,460  13.11
Consumer                      123,098  11.00     127,874  11.53
Lease financing, net           13,958   1.25      15,570   1.40
                           ---------- ------- ---------- -------
Gross loans and leases     $1,118,481 100.00% $1,109,295 100.00%
                                      =======            =======
Unearned discount              (2,702)            (3,457)
Deferred loan fees               (740)              (633)
                           ----------         ----------
Total loans and leases      1,115,039          1,105,205
Allowance for loan and
 lease losses                 (15,409)           (14,660)
                           ----------         ----------
Loans and leases, net      $1,099,630         $1,090,545
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

     - The nation has continued in a period of economic slowdown.

     - During the last several years, Heartland has entered new markets in which it had little or no previous lending experience.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2002. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. Even though there are various signs of emerging strength, it is not certain that this strength will be sustainable. Additionally, the recent decline in equity prices may negatively impact consumer confidence. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The allowance for loan and lease losses increased by $749 thousand or 5% during the first six months of 2002. The allowance for loan and lease losses at June 30, 2002, was 1.38% of loans and 202% of nonperforming loans, compared to 1.33% of loans and 180% of nonperforming loans, at year-end 2001. Nonperforming loans decreased to .69% of total loans and leases at June 30, 2002, compared to .73% of total loans and leases at December 31, 2001. This decrease was primarily the result of one large credit that was partially paid-off, which brought the remaining balance to a serviceable level.

During the first half of 2002, Heartland recorded net charge offs of $852 thousand compared to $761 thousand for the same period in 2001. Citizens Finance Co., Heartland's consumer finance subsidiary, was responsible for $493 thousand or 58% of the net charge-offs during the first six months of 2002 and $373 thousand or 49% during the same period in 2001. Increased losses at Citizens relate directly to the rapid growth it experienced during the previous two years with expansion into the Rockford, Illinois, market. Identification of problem loans in a portfolio begin to occur as the portfolio matures. Additionally, the weakened economy has affected the ability of borrowers to repay their consumer loans. Net losses as a percentage of average gross loans at Citizens were 4.23% for the first half of 2002 compared to 3.19% for the first half of 2001. Loans with payments past due for more than thirty days decreased from 5.30% of gross loans at December 31, 2001, to 5.28% at June 30, 2002.

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 21% of total assets at June 30, 2002, as compared to 20% at December 31, 2001. The amount of securities held in Heartland's portfolio was increased during the first half of 2002 as deposit growth outpaced growth in the loan portfolio.

During the first half of 2002, management changed the composition of the securities portfolio. Additional paydowns received on mortgage-backed securities were replaced with short-term U.S. treasury and government agency securities and municipal securities. During the first half of 2002, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. Additionally, to improve net interest margin, management elected to reduce its fed funds and money market instruments position and invest in short-term U.S. treasury and government agency securities. The table below presents the composition of the securities portfolio by major category as of June 30, 2002, and December 31, 2001.

SECURITIES PORTFOLIO
(Dollars in thousands)
                                  June 30,         December 31,
                                    2002               2001
                               Amount Percent     Amount Percent
                               ------ -------     ------ -------
U.S. Treasury securities    $    498     .14%  $    498     .15%
U.S. government agencies     116,975   33.89     78,736   24.33
Mortgage-backed securities   139,687   40.47    183,661   56.74
States and political
  subdivisions                58,721   17.01     30,948    9.56
Other securities              29,296    8.49     29,846    9.22
                            --------  -------  --------  -------
Total securities            $345,177  100.00%  $323,689  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $22.9 million or 2% during the first half of 2002. Increases in total deposits occurred at Galena State Bank, Riverside Community Bank and Wisconsin Community Bank. The demand deposit category experienced a decrease during the six months while savings and certificate of deposit account balances increased. Demand deposit accounts balances declined $7.0 million or 4% as all the Heartland bank subsidiaries experienced a decrease in these balances since year-end except for Galena State Bank and Riverside Community Bank. With the volatility in the stock market, customers have elected to keep a larger portion of their funds invested in savings and certificate of deposit products at banks. Savings deposit account balances grew by $3.5 million or 1% while certificate of deposit account balances grew by $26.4 million or 5% during the first six months of 2002.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the six month period ended June 30, 2002, the amount of short-term borrowings had decreased $16.8 million or 10%. Repurchase agreement balances made up $6.5 million or 39% of this change and treasury tax and loan note options made up $4.0 million or 24% of this change. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. With the continued decline in interest rates during the last half of 2001, some of these repurchase agreement customers elected to invest a portion of their excess funds in higher-yielding products.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At June 30, 2002, $25.0 million was outstanding as compared to $29.2 million at December 31, 2001.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $136.3 million on June 30, 2002, compared to $143.8 million on December 31, 2001. The change in these account balances primarily resulted from activity in the bank subsidiaries' borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at June 30, 2002, and December 31, 2001, were $77.0 million and $86.5 million, respectively. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years.

Additionally, balances outstanding on capital securities issued by Heartland are included in total other borrowings. The issuance in October of 1999 for $25.0 million bears an annual rate of 9.60% and matures on September 30, 2029. A private placement offering for $8.0 million was completed in December of 2001. This variable rate issuance matures on December 18, 2031. An additional private placement offering for $5.0 million was completed in June of 2002. This additional variable rate issuance matures on June 30, 2032.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but also the composition of assets and capital and the amount of off-balance sheet commitments. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 4%, respectively. As of March 31, 2002, the most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                   June 30,        December 31,
                                     2002              2001
                                Amount   Ratio     Amount Ratio
                                ------   -----     ------ -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  133,075  10.50% $  121,112  9.71%
 Tier 1 capital minimum
   requirement                 50,694   4.00%     49,891  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   82,381   6.50% $   71,221  5.71%
                           ==========  ====== ========== ======

 Total capital             $  148,483  11.72% $  135,770 10.89%
 Total capital minimum
   requirement                101,388   8.00%     99,782  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   47,095   3.72% $   35,988  2.89%
                           ==========  ====== ========== ======
Total risk-adjusted
  assets                   $1,267,352         $1,247,274
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  133,075   8.24% $  121,112  7.53%
 Tier 1 capital minimum
   requirement(3)              64,601   4.00%     64,336  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   68,474   4.24% $   56,776  3.53%
                           ==========  ====== ========== ======
Average adjusted assets
 (less goodwill)           $1,615,032         $1,608,402
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

In June of 2000, Heartland offered a portion of its shares of New Mexico Bank & Trust's common stock to interested investors. In no case would Heartland's interest be allowed to fall below 80%. All minority stockholders, including the initial investors, entered into a stock transfer agreement before shares were issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003. As of June 30, 2002, Heartland's ownership in New Mexico Bank & Trust was 86%.

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

On June 27, 2002, Heartland completed a private placement offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. All of these securities qualified as Tier 1 capital for regulatory purposes as of June 30, 2002.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. All of these securities qualified as Tier 1 capital for regulatory purposes as of June 30, 2002.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of June 30, 2002.

Expansion efforts are underway at Wisconsin Community Bank, as it committed to the construction of a 3-story, 20,000 square foot building in Fitchburg, a suburb southwest of Madison. The bank will occupy the first floor and financially related companies or law offices will occupy the top two floors. Wisconsin Community Bank's share of the construction costs on this project is estimated at $2.5 million. This project is underway with completion targeted for January of 2003.

Plans for the renovation and construction of a 50,000 square foot facility to accommodate the operations and support functions of Heartland are underway. Property in downtown Dubuque, Iowa, across the street from Dubuque Bank and Trust's main facility, has been purchased. The $4.5 million project has begun with completion anticipated next fall. A reduction in overall costs on this project will result from tax credits and other incentives made available on the project as it includes the rehabilitation of two historical structures and the creation of new jobs.

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

Net cash outflows from investing activities decreased $16.8 million during the first six months of 2002 compared to the same period in 2001. The cash used by a net increase in loans and leases was $21.6 million during the first six months of 2002 compared to $14.4 million during the same period in 2001, a $7.1 million change, driven primarily by the growth in the commercial loans portfolio. During the first six months of 2002, proceeds from the sale of securities decreased $8.2 million compared to the same period in 2001. During the first half of 2001, management elected to shift a portion of its securities portfolio into mortgage-backed securities from U.S. government agencies. Proceeds from the maturity of and principal paydowns on securities increased $58.3 million during the first half of 2002 when compared to the same period in 2001, primarily as a result of increased paydowns on mortgage-backed securities. The increased paydowns within the securities portfolio resulted in additional purchases of securities. Purchases of securities increased $27.0 million for the periods under comparison.

Financing activities used net cash of $2.6 million during the first six months of 2002. Conversely, during the first six months of 2001, financing activities provided net cash of $94.5 million. A net increase in deposit accounts provided cash of $22.9 million during the first six months of 2002 compared to $67.3 million during the same period in 2001. Short-term borrowings used cash of $16.8 million in 2002 and provided cash of $12.8 million in 2001. As deposit balances increased and loan growth slowed, Heartland did not find it necessary to increase its other borrowings as much during the first half of 2002 as it had during the same period in 2001. The proceeds from other borrowings had declined $23.2 million.

Total cash inflows from operating activities increased $44.6 million for the first six months of 2002 compared to the same period in 2001. A large portion of this change resulted from real estate mortgage loan activity as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Loan sales activity provided cash of $11.5 million during 2002 compared to using cash of $26.6 million during the same period in 2001. Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreements, as of June 30, 2002, provided an additional borrowing capacity of $25.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2002, Heartland was in compliance with the covenants contained in these credit agreements.


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

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of June 30, 2002, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $321 thousand on of June 30, 2002.

PART II

ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 22, 2002. At the meeting, James F. Conlan and Thomas L. Flynn were elected to serve as Class III directors (term expires in 2005). Continuing as Class I director (term expires in 2003) is Lynn B. Fuller. Continuing as Class II directors (term expires in 2002) are Mark C. Falb, John K. Schmidt and Robert Woodward. The stockholders approved the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2002.

There were 9,828,333 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:

                                           For      Withheld
                                           ---      --------
Election of Directors

James F. Conlan                         8,418,819    165,641
Thomas L. Flynn                         8,418,719    165,741

                                                       Broker
                         For     Against   Abstain   Non-Votes
                         ---     -------   -------   ---------
Appointment of
 KPMG LLP             8,523,924  50,793     9,743        0

ITEM 5.   OTHER INFORMATION
None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

10.1   Indenture by and between Heartland Financial USA, Inc.
       and Wells Fargo Bank, National Association, dated as of
       June 27, 2002.

10.2   Fourth Amendment to Second Amended and Restated Credit
       Agreement between Heartland Financial USA, Inc. and The
       Northern Trust Company dated as of June 29, 2002.

10.3 See Exhibit 10.2 for substantially the same form of a Fourth Amendment to Credit Agreement between Heartland
       Financial USA, Inc. and Harris Trust and Savings Bank dated as of June 29, 2002.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer.

Reports on Form 8-K

On June 11, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company payable on June 26, 2002, to the stockholders of record on June 24, 2002.

On July 19, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company issued a press release announcing its earnings for the quarter ended on June 30, 2002.

On July 30, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company authorized management to acquire and hold in treasury up to $4,000,000 of the Company's common stock, par value $1.00 per share.

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

                                   Dated:  August 14, 2002