Form 10-Q
period 2002-09-30
HEARTLAND FINANCIAL USA INC
filed 2002-11-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 13, 2002, the Registrant had outstanding 9,805,382 shares of common stock, $1.00 par value per share.

                  HEARTLAND FINANCIAL USA, INC.
                   Form 10-Q Quarterly Report

                        Table of Contents


                             Part I


Item 1.   Financial Statements
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk
Item 4.   Controls and Procedures

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
          (Dollars in thousands, except per share data)


                                          9/30/02     12/31/01
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   53,439   $   45,738
Federal funds sold and other short-
 term investments                            4,455       47,812
                                        ----------   ----------
Cash and cash equivalents                   57,894       93,550
Time deposits in other
 financial institutions                      1,660          564
Securities:
 Trading, at fair value                        763        1,528
 Available for sale, at fair value
  (cost of $369,388 for 2002 and
  $318,342 for 2001)                       379,448      323,689
Loans and leases:
 Held for sale                              21,954       26,967
 Held to maturity                        1,142,432    1,078,238
Allowance for loan and lease losses        (15,565)     (14,660)
                                        ----------   ----------
Loans and leases, net                    1,148,821    1,090,545
Assets under operating leases               30,724       35,427
Premises, furniture and equipment, net      33,590       31,482
Other real estate, net                         424          130
Goodwill, net                               16,050       16,050
Core deposit premium and other
 intangibles, net                            4,260        4,655
Other assets                                46,607       46,444
                                        ----------   ----------
TOTAL ASSETS                            $1,720,241   $1,644,064
                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  171,794   $  160,742
 Savings                                   487,660      493,374
 Time                                      630,919      551,043
                                        ----------   ----------
Total deposits                           1,290,373    1,205,159
Short-term borrowings                      147,326      160,703
Other borrowings                           130,219      143,789
Accrued expenses and other liabilities      32,735       27,323
                                        ----------   ----------
TOTAL LIABILITIES                        1,600,653    1,536,974
                                        ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 share; authorized, 184,000 shares,
 none issued or outstanding)                     -            -
Series A Junior Participating preferred
 stock (par value $1 per share;
 authorized, 16,000 shares, none
 issued or outstanding)                          -            -
Common stock (par value $1 per share;
 authorized, 16,000,000 shares and
 12,000,000 at September 30, 2002, and
 December 31, 2001, respectively;
 issued 9,905,783 shares at September
 30, 2002, and December 31, 2001)            9,906        9,906
Capital surplus                             16,791       18,116
Retained earnings                           88,922       79,107
Accumulated other comprehensive income       5,282        3,565
Treasury stock at cost
 (94,372 shares at September 30, 2002,
 and 226,031 shares at December 31,
 2001)                                      (1,313)      (3,604)
                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                 119,588      107,090
                                        ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,720,241   $1,644,064
                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Nine Months Ended
                          9/30/02   9/30/01    9/30/02   9/30/01
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 21,683  $ 23,131   $ 63,790  $ 69,926
Interest on securities:
 Taxable                    3,425     3,626      9,807    10,346
 Nontaxable                   777       437      1,921     1,381
Interest on federal
 funds sold                    88       551        260     1,808
Interest on interest
 bearing deposits in
 other financial
 institutions                  54        29        194       120
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      26,027    27,774     75,972    83,581
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        8,064    11,503     24,477    36,138
Interest on short-term
 borrowings                   683     1,283      2,058     4,908
Interest on other
 borrowings                 2,039     2,122      6,344     6,276
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE     10,786    14,908     32,879    47,322
                         --------  --------   --------  --------
NET INTEREST INCOME        15,241    12,866     43,093    36,259
Provision for loan and
 lease losses                 177     1,197      1,778     3,041
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN AND LEASE LOSSES     15,064    11,669     41,315    33,218
                         --------  --------   --------  --------


NONINTEREST INCOME:
Service charges and fees    2,188     1,702      6,338     4,717
Trust fees                    871       767      2,607     2,311
Brokerage commissions         122       181        452       474
Insurance commissions         158       161        535       590
Securities gains, net         573       552        729     1,476
Gain (loss) on trading
 account securities          (450)     (331)      (692)     (510)
Rental income on
 operating leases           3,583     3,842     11,113    11,491
Gain on sale of loans       1,049       584      2,578     1,500
Valuation adjustment on
 mortgage servicing rights   (503)        -       (829)        -
Impairment loss on equity
 securities                  (267)     (455)      (267)     (455)
Other noninterest income      190       164        728       561
                         --------  --------   --------  --------
TOTAL NONINTEREST INCOME    7,514     7,167     23,292    22,155
                         --------  --------   --------  --------
NONINTEREST EXPENSES:
Salaries and employee
 benefits                   7,180     6,381     21,088    18,919
Occupancy                     799       758      2,353     2,365
Furniture and equipment       792       765      2,441     2,349
Depreciation on equipment
 under operating leases     2,845     2,947      8,754     8,739
Outside services            1,054       901      3,051     2,525
FDIC deposit insurance
 assessment                    51        52        157       155
Advertising                   406       394      1,245     1,180
Goodwill amortization           -       264          -       793
Core deposit and other
 intangibles amortization     124       154        371       461
Other noninterest expenses  2,375     2,136      6,687     6,052
                         --------  --------   --------  --------
TOTAL NONINTEREST
 EXPENSES                  15,626    14,752     46,147    43,538
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      6,952     4,084     18,460    11,835
Income taxes                2,175     1,422      5,699     3,903
                         --------  --------   --------  --------
NET INCOME               $  4,777  $  2,662   $ 12,761  $  7,932
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.49  $   0.28   $   1.30  $   0.83
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.48  $   0.27   $   1.30  $   0.82
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.10  $   0.09   $   0.30  $   0.27

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital    Retained
                                   Stock     Surplus    Earnings
                                   -------   -------   ---------
Balance at January 1, 2001         $ 9,906   $18,812   $ 71,253
Net income                               -         -      7,932
Unrealized gain on securities
 available for sale                      -         -          -
Reclassification adjustment for
 gains realized in net income            -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.27 per share                  -         -     (2,591)
Purchase of 45,716 treasury
 shares                                  -         -          -
                                   -------   -------   --------
Balance at September 30, 2001      $ 9,906   $18,812   $ 76,594
                                   =======   =======   ========

Balance at January 1, 2002         $ 9,906   $18,116   $ 79,107
Net income                               -         -     12,761
Unrealized gain on securities
 available for sale                      -         -          -
Unrealized loss on derivatives
 arising during the period               -         -          -
Reclassification adjustment for
 gains realized in net income            -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.30 per share                  -         -     (2,946)
Purchase of 87,933 treasury
 shares                                  -         -          -
Issuance of 219,592 treasury
 shares                                  -    (1,325)         -
                                   -------   -------   --------
Balance at September 30, 2002      $ 9,906   $16,791   $ 88,922
                                   =======   =======   ========

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------  --------
Balance at January 1, 2001         $ 1,301   $(5,126)  $ 96,146
Net income                               -         -      7,932
Unrealized gain on securities
 available for sale                  5,136         -      5,136
Reclassification adjustment for
 gains realized in net income       (1,021)        -     (1,021)
Income taxes                        (1,399)        -     (1,399)
                                                       --------
Comprehensive income                                     10,648
Cash dividends declared:
 Common, $.27 per share                  -         -     (2,591)
Purchase of 45,716 treasury
 shares                                  -      (585)      (585)
                                   -------   -------   --------
Balance at September 30, 2001      $ 4,017   $(5,711)  $103,618
                                   =======   =======   ========

Balance at January 1, 2002         $ 3,565   $(3,604)  $107,090
Net income                               -         -     12,761
Unrealized gain on securities
 available for sale                  5,050         -      5,050
Unrealized loss on derivatives
 arising during the period          (1,987)        -     (1,987)
Reclassification adjustment for
 gains realized in net income         (462)        -       (462)
Income taxes                          (884)        -       (884)
                                                       --------
Comprehensive income                                     14,478
Cash dividends declared:
 Common, $.30 per share                  -         -     (2,946)
Purchase of 87,933 treasury
 shares                                  -    (1,229)    (1,229)
Issuance of 219,592 treasury
 shares                                  -     3,520      2,195
                                   -------   -------   --------
Balance at September 30, 2002      $ 5,282   $(1,313)  $119,588
                                   =======   =======   ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Nine Months Ended
                                        9/30/02       9/30/01
                                        --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 12,761     $  7,932
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization            11,471       12,333
 Provision for loan and lease losses       1,778        3,041
 Provision for income taxes in excess
  of payments                              1,557        3,387
 Net amortization of premium on
  securities                               3,392          457
 Securities gains, net                      (729)      (1,476)
 Decrease (increase) in trading account
  securities                                 765       (1,440)
 Loss on impairment of equity
  securities                                 267          455
 Loans originated for sale              (142,423)     (81,197)
 Proceeds on sales of loans              150,014       88,877
 Net gain on sales of loans               (2,578)      (1,500)
 Decrease (increase) in accrued
  interest receivable                     (1,188)         106
 Decrease in accrued interest payable       (427)          (1)
 Other, net                                  912          796
                                        ---------    ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               35,572       31,770
                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other
 financial institutions                   (1,068)           -
Proceeds on maturities of time
 deposits in other financial
 institutions                                  3          959
Proceeds from the sale of
 securities available for sale            42,912       59,461
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                      113,785       61,840
Purchase of securities available
 for sale                               (209,726)    (223,200)
Net increase in loans and leases         (65,030)     (47,135)
Purchase of bank-owned life insurance
 policies                                      -       (8,568)
Increase in assets under operating
 leases                                   (4,051)      (9,316)
Capital expenditures                      (4,522)      (3,615)
Proceeds on sale of OREO and other
 repossessed assets                          495          610
                                        ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES   (127,202)    (168,964)
                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and
 savings accounts                          5,338       60,354
Net increase in time deposit accounts     79,876       25,002
Net increase (decrease) in short-term
 borrowings                              (13,377)       3,672
Proceeds from other borrowings             7,840       37,881
Repayments of other borrowings           (21,410)     (17,695)
Purchase of treasury stock                (1,229)        (585)
Proceeds from issuance of treasury
 stock                                     1,882            -
Dividends                                 (2,946)      (2,591)
                                        ---------    ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               55,974      106,038
                                        ---------    ---------
Net decrease in cash and cash
 equivalents                             (35,656)     (31,156)
Cash and cash equivalents at
 beginning of year                        93,550       84,687
                                        ---------    ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 57,894     $ 53,531
                                        =========    =========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  3,741     $    717
                                        =========    =========
 Cash paid for interest                 $ 33,306     $ 47,323
                                        =========    =========
 Securities held to maturity
  transferred to securities available
  for sale                              $      -     $  2,154
                                        =========    =========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 2001, included in Heartland Financial USA, Inc.'s (the "Company") Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of the Company included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended September 30, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and six month periods ended September 30, 2002 and 2001, are shown in the tables below:

                                             Three Months Ended
                                             9/30/02    9/30/01
                                             -------    -------
Net Income (000's)                           $ 4,777    $ 2,662
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,819      9,584
Assumed incremental common shares issued
 upon exercise of stock options (000's)           76        109
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,895      9,693
                                             =======    =======

                                              Nine Months Ended
                                             9/30/02    9/30/01
                                             -------    -------
Net Income (000's)                           $12,761    $ 7,932
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,785      9,594
Assumed incremental common shares issued
 upon exercise of stock options (000's)           65        102
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)            9,850      9,696
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

Effective September 30, 2002, the Company elected early adoption of FAS No. 147, "Acquisitions of Certain Financial Institutions". Financial institutions meeting conditions outlined in FAS No. 147 are required to restate previously issued financial statements. The objective of that restatement is to present the balance sheet and income statement as if the amount accounted for under FAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", as an unidentifiable intangible asset had been reclassified to goodwill as of the date FAS No. 142 was initially adopted. The effect of early adoption of FAS No. 147 on the Company's balance sheet was the reclassification of $6.543 million excess purchase price of acquired branch net assets over their fair value from other intangibles to goodwill. The effect of early adoption of FAS No. 147 on the Company's income statement was the reversal of $260 thousand other intangibles amortization expense that had been recorded during the first six months of the year.

Core deposit intangibles are amortized over ten years on an accelerated basis. The Company reviews intangible assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment is indicated through an analysis of undiscounted cash flows, the asset is written down to the extent that the carrying value exceeds its fair value.

NOTE 3: "ADJUSTED" EARNINGS - FAS NO. 142 AND FAS NO. 147
TRANSITIONAL DISCLOSURE

The table below reconciles reported earnings for the three and nine-month periods ended September 30, 2001, to "adjusted" earnings, which exclude goodwill amortization.

                       Three
                       Months
                       Ended
                     Sept. 30,
                        2002   Three Months Ended Sept. 30, 2001
                     --------- ---------------------------------
                     Reported   Reported   Goodwill   "Adjusted"
                     Earnings   Earnings    Amort.     Earnings
                     ---------  --------   --------  -----------

Income before income
 taxes (000's)       $   6,952  $  4,084   $    264  $     4,348
Income taxes (000's)     2,175     1,422          -        1,422
                     ---------  --------   --------  -----------
Net income (000's)   $   4,777  $  2,662   $    264  $     2,926
                     =========  ========   ========  ===========
Earnings per common
 share - basic       $     .49  $    .28   $    .03  $       .31
                     =========  ========   ========  ===========
Earnings per common
 share - diluted     $     .48  $    .27   $    .03  $       .30
                     =========  ========   ========  ===========

                        Nine
                       Months
                       Ended
                      Sept. 30,
                        2002    Nine Months Ended Sept. 30, 2001
                     ---------  --------------------------------
                     Reported   Reported   Goodwill   "Adjusted"
                     Earnings   Earnings    Amort.     Earnings
                     ---------  --------   --------  -----------

Income before income
 taxes (000's)       $  18,460  $ 11,835   $    793  $    12,628
Income taxes (000's)     5,699     3,903          -        3,903
                     ---------  --------   --------  -----------
Net income (000's)   $  12,761  $  7,932   $    793  $     8,725
                     =========  ========   ========  ===========
Earnings per common
 share - basic       $    1.30  $    .83   $    .08  $       .91
                     =========  ========   ========  ===========
Earnings per common
 share - diluted     $    1.30  $    .82   $    .08  $       .90
                     =========  ========   ========  ===========

NOTE 4: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2002, is presented in the table below.

                                           September 30, 2002
                                        -------------------------
                                         Gross
                                        Carrying    Accumulated
                                         Amount     Amortization
                                        --------    ------------
Intangible assets:
 Core deposit premium (000's)            $4,492         $ 1,932
 Mortgage servicing rights (000's)        2,965           1,265
                                        --------        -------
Total (000's)                            $7,457         $ 3,197
                                        ========        =======
Unamortized intangible assets (000's)                   $ 4,260
                                                        =======

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2002. What the Company actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortized intangibles assets:


                         Core      Mortgage
                        Deposit    Servicing
                        Premium     Rights      Total
                       ---------   --------   ---------
Three months ended
 December 31, 2002
 (000's)                  $  124    $  462    $    586

Year Ended December 31,
 2003 (000's)             $  404    $  354    $    758
 2004 (000's)                353       294         647
 2005 (000's)                353       235         588
 2006 (000's)                353       177         530
 2007 (000's)                353       118         471


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

     - The economic impact of any terrorist threats and attacks, and the response of the United States to any such threats and attacks.

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

Earnings for the third quarter of 2002 improved by $2.1 million or 79% over the same quarter the previous year. Net income totaled $4.8 million, or $.48 on a diluted earnings per common share basis, compared to $2.7 million, or $.27 on a diluted earnings per common share basis, during the same quarter in 2001. Return on common equity was 16.20% and return on assets was 1.13% for the third quarter of 2002. For the same period in 2001, return on equity was 10.38% and return on assets was .67%.

Contributing to the improved earnings during the third quarter of 2002 was the $2.5 million or 19% growth in net interest income due primarily to growth in earning assets. Average earning assets went from $1.4 billion during the third quarter of 2001 to $1.5 billion during the same quarter in 2002, a change of $90.6 million or 6%. Also contributing to the increased earnings during the third quarter was the $1.0 million or 85% decrease in provision for loan and lease losses. Additionally, noninterest income experienced a $760 thousand or 10% increase, exclusive of a valuation adjustment on mortgage servicing rights and securities gains and losses, including trading account securities gains and losses and impairment losses on equity securities. Noninterest expense was held to an $874 thousand or 6% increase.

Heartland's adoption of the provisions of Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, discontinued the amortization of $9.5 million in unamortized goodwill. The Company's adoption of the provisions of FAS No. 147, "Acquisitions of Certain Financial Institutions", on September
30, 2002, discontinued the amortization of $6.5 million in unamortized other intangibles retroactively to January 1, 2002. The amount of amortization expense recorded during the third quarter of 2001 on this goodwill and other intangibles was $264 thousand ($.03 on a diluted per common share basis). For the nine-month period ended on September 30, 2001, amortization expense on this goodwill and other intangibles was $793 thousand ($.08 on a diluted per common share basis).

For the nine-month period ended on September 30, 2002, net income increased $4.8 million or 61% when compared to the same period in 2001. Net income totaled $12.8 million, or $1.30 on a diluted per common share basis, compared to $7.9 million, or $.82 on a diluted per common share basis, during the same period in 2001. Return on common equity was 15.14% and return on assets was 1.03% for the nine-month period in 2002 compared to 10.65% and .69%, respectively, for the same period in 2001.

Again, the largest contributor to the improved earnings during the first nine months of 2002 was the $7.1 million or 19% growth in net interest income. Average earning assets went from $1.4 billion during the first nine months of 2001 to $1.5 billion during the same period in 2002, a change of $101.3 million or 7%. The $1.3 million or 42% decrease in provision for loan and lease losses also contributed to the improved earnings for the first nine months of 2002. Additionally, noninterest income experienced a $2.7 million or 13% increase, exclusive of securities gains and losses, including impairment losses on equity securities and trading account securities gains and losses, and valuation adjustments on mortgage servicing rights. In addition to gains on sale of loans, the other noninterest income category to reflect significant improvement was service charges and fees. Noninterest expense was held to a $2.6 million or 6% increase.

A majority of the $76.2 million or 5% growth in total assets since year-end 2001 occurred during the third quarter. Loans and leases were $1.2 billion and deposits were $1.3 billion at the end of the third quarter, an increase of 5% and 7%, respectively, since year-end 2001. Commercial and agricultural loan growth was $79.8 million or 12% and $12.4 million or 9%, respectively, during the first nine months of 2002. A portion of this growth was offset by the $24.7 million or 15% decrease in the mortgage loan portfolio due to paydowns experienced as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.12% for the third quarter of 2002 compared to 4.02% during the second quarter of 2002 and 3.67% for the third quarter of 2001. Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. The utilization of floors on Heartland's commercial loan portfolio has had a positive impact on the net interest margin as the affect of downward rates was minimized. If rates begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. To offset the impact of these floors on the net interest margin if rates move upward, funding in the three- to five-year maturities has been locked in. During the last half of 2001, Heartland elected to obtain additional Federal Home Loan Bank advances to lock in historically low rates in anticipation of fixed-rate commercial loan growth and the replacement of maturing advances during the first half of 2002.

On a tax-equivalent basis, interest income as a percentage of average earning assets went from 7.83% during the third quarter of 2001 to 6.95% during the third quarter of 2002, a decline of 88 basis points. Interest expense as a percentage of average earning assets went from 4.16% during the third quarter of 2001 to 2.83% for the same quarter in 2002, a decline of 133 basis points.

For the three and nine month periods ended September 30, 2002, interest income decreased $1.7 million or 6% and $7.6 million or 9%, respectively, when compared to the same periods in 2001. These decreases were primarily attributable to the dramatic decline in rates. During 2001, national prime decreased from 9.50% to 8.00% during the first quarter, from 8.00% to 6.75% during the second quarter and from 6.75% to 6.00% during the third quarter. During the first, second and third quarters of 2002, national prime remained unchanged at 4.75%. Additionally, the significant amount of refinance activity experienced on mortgage loans during the fourth quarter of 2001 reduced the amount of interest income realized in Heartland's mortgage-backed securities portfolio.

For the three and nine month periods ended September 30, 2002, interest expense decreased $4.1 million or 28% and $14.4 million or 31%, respectively, when compared to the same periods in 2001. The decline in interest expense outpaced the decline in interest income primarily as a result of the decline in rates and the maturity of higher-rate certificates of deposit accounts. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

On November 6, 2002, the Federal Reserve policy makers lowered their benchmark interest rate 50 basis points, resulting in the lowest target interest rate on overnight loans between banks since 1961. Correspondingly, national prime decreased 50 basis points to 4.25%. This most recent rate reduction may have a negative impact on Heartland's net interest margin. Even though a majority of Heartland's floating rate commercial loan portfolio has floors in place, at these historical low interest rate levels, there will be pressure to lower these floors or refinance to fixed rate products. Additionally, the rates paid on deposit products have been driven to significantly low levels during the past year and, in many cases, there is little room to lower these rates another 50 basis points.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense. The $177 thousand provision for loan losses made during the third quarter of 2002, a decrease of $1.0 million or 85% when compared to the same quarter in 2001, resulted primarily from a $685 thousand recovery on a prior-year charge-off. On a nine-month comparative basis, the $1.8 million provision for loan losses during the first nine months of 2002 was a decrease of $1.3 million or 42% when compared to the same period in 2001. In addition to the recovery recorded during the third quarter, this decrease was also reflective of a decrease in nonperforming loans. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. For additional details on the specific factors considered during this quarter, refer to the loans and allowance for loan and lease losses section of this report.

NONINTEREST INCOME

Total noninterest income increased $347 thousand or 5% during the quarter ended on September 30, 2002, compared to the same period in 2001. Exclusive of securities gains and losses, including trading account securities gains and losses and impairment losses on equity securities, and a valuation adjustment on mortgage servicing rights, noninterest income experienced a $760 thousand or 10% increase. The noninterest categories reflecting significant improvement during the quarter were gains on sale of loans and service charges and fees.

On a year-to-date comparison, total noninterest income grew $1.1 million or 5%. Again, exclusive of securities gains and losses, including trading account securities gains and losses and impairment losses on equity securities, and valuation adjustments on mortgage servicing rights, noninterest income experienced a $2.7 million or 13% increase. In addition to gains on sale of loans, the other noninterest income category to reflect significant improvement during the first nine months of the year was service charges and fees.

Service charges and fees increased $486 thousand or 29% during the quarters under comparison and $1.6 million or 34% during the nine-month period under comparison. The addition of an overdraft privilege feature to our checking account product line, along with growth in these account balances, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Additionally, service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing, increased. Heartland's servicing portfolio grew from $183.9 million at year-end 2000 and $268.6 million at year-end 2001 to $346.1 million at September 30, 2002. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

Gains on sale of loans increased by $465 thousand or 80% for the quarters under comparison. For the nine-month periods under comparison, gains on sale of loans increased by $1.1 million or 72%. The volume of mortgage loans sold into the secondary market during the first and third quarters of 2002 was greater than those sold during the same periods in 2001, primarily as a result of the low rate environment during 2002 compared to the same quarters in 2001. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

During the third quarter of 2002, securities gains were $21 thousand or 4% above the amount recorded during the same period in 2001. For the nine-month period ended on September 30, 2002, securities gains were $747 thousand or 51% below the amount recorded during the same period in 2001. During the first quarter of 2001, Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in well-seasoned mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment.

Heartland elected to begin classifying some of its new equity securities purchases as trading during the first quarter of 2001. Losses on this portfolio totaled $450 thousand during the third quarter of 2002 compared to losses of $331 thousand during the same quarter in 2001. On a nine-month comparison, losses totaled $692 thousand during 2002 and $510 thousand during 2001. The increased losses primarily resulted from the decline in the stock market.

Impairment losses on equity securities totaled $267 thousand during the third quarter of 2002. These losses were related to the decline in market value on the common stock of three companies held in Heartland's available for sale equity securities portfolio. The carrying value of these stocks on Heartland's balance sheet at September 30, 2002, was $206 thousand. During the third quarter of 2001, an impairment loss on equity securities totaling $455 thousand was recorded. Heartland was a limited partner in an investment partnership that had a portion of its funds invested in a company that filed bankruptcy under chapter 11. The impairment loss recorded reflected Heartland's ownership percentage of 26%. During 2002, Heartland began the process of divesting its interest in this partnership. The fair value of the remaining portion of Heartland's investment in this partnership at September 30, 2002, was $10 thousand.

During the second and third quarters of 2002, a $326 and $503 thousand loss was recorded, respectively, as a valuation adjustment on mortgage servicing rights. The valuation of Heartland's mortgage servicing rights declined since year-end as a result of the further drop in mortgage loan interest rates. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter.

NONINTEREST EXPENSE

Total noninterest expense was held to an increase of $874 thousand or 6% during the third quarter of 2002 when compared to the same quarter in 2001. For the nine-month period ended on September 30, 2002, noninterest expense increased $2.6 million or 6%. Growth in some of these expenses tapered off as Heartland began to realize the full utilization of the resources it expended during the early stages of its growth initiatives.

Salaries and employee benefits, the largest component of noninterest expense, increased $799 thousand or 13% for the quarters under comparison. On a year-to-date basis, salaries and employee benefits grew $2.2 million or 11%. This category made up more than 80% of the total increase in noninterest expense for both time periods. In addition to normal merit increases, these increases were also attributable to expansion efforts, primarily in New Mexico Bank & Trust's Albuquerque market. The number of full-time equivalent employees employed by Heartland increased from 568 at September 30, 2001, to 576 at September 30, 2002.

Fees for outside services increased by $153 thousand or 17% for the quarters under comparison and $526 thousand or 21% for the nine-month periods under comparison. Contributing to these increases were the following:

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

Other noninterest expense increased $239 thousand or 11% for the quarters under comparison and $635 thousand or 10% for the nine-month periods under comparison. These increases were the result of additional processing fees related to the increased activity in the merchant credit card processing area, additional minority interest related to the improved earnings at New Mexico Bank & Trust and a fraud loss related to a kiting scheme at Wisconsin Community Bank.

Heartland's adoption of the provisions of FAS No. 142 on January 1, 2002, and FAS No. 147 on September 30, 2002, discontinued the amortization of $10.0 million in unamortized goodwill. The amount of amortization expense recorded during the third quarter of 2001 on this goodwill was $264 thousand. For the nine-month period ended on September 30, 2001, amortization expense on this goodwill was $793 thousand.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 2002 increased $753 thousand or 53% when compared to the same period in 2001. On a nine-month comparative basis, income tax expense increased $1.8 million or 46%. These increases reflected the continued growth in pre-tax earnings.

Heartland's effective tax rate decreased to 31.29% during the third quarter of 2002 compared to 34.82% for the third quarter of 2001. For the nine-month periods ended September 30, 2002 and 2001, the effective tax rate was 30.87% and 32.98%, respectively. In April of 2002, Dubuque Bank and Trust acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits apply to the 2002 tax year. The reduction in Heartland's effective tax rate was minimized as a result of a decrease in the amount of tax-exempt interest income recorded during 2002. Tax-exempt interest income was 12% of pre-tax income during the first nine months of 2002 compared to 14% for the same period in 2001.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases increased $58.3 million, an increase of 5% since year-end 2001. This increase, attributable to growth in the commercial and agricultural loan portfolios, would have been more significant had the mortgage and consumer loan portfolios not experienced declines.

The commercial and commercial real estate loan portfolio grew $79.8 million or 12% during the first nine months of 2002. Most of this growth occurred at New Mexico Bank & Trust, Wisconsin Community Bank, Riverside Community Bank and Dubuque Bank and Trust, principally as a result of continued calling efforts.

Agricultural and agricultural real estate loans grew $12.4 million or 9% during the first nine months of 2002. The majority of this growth occurred at Dubuque Bank and Trust Company, Heartland's flagship bank in Dubuque, Iowa.

The residential mortgage loan portfolio experienced a decline of $24.7 million or 15% as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. Heartland's servicing portfolio was $268.6 million at year-end 2001 and $346.1 million at September 30, 2002.

Consumer loan outstandings declined $6.9 million or 5% during the first nine months of 2002, as the economy continued to weaken and consumers were provided other sources of financing, e.g., zero percent automobile financing through dealerships.

The table below presents the composition of the loan portfolio as of September 30, 2002, and December 31, 2001.

LOAN PORTFOLIO
(Dollars in thousands)

                              September 30,      December 31,
                                  2002               2001
                             Amount   Percent   Amount   Percent
                           ---------- ------- ---------- -------
Commercial and commercial
 real estate               $  731,294  62.63% $  651,479  58.73%
Residential mortgage          144,221  12.35     168,912  15.23
Agricultural and
 agricultural real estate     157,830  13.52     145,460  13.11
Consumer                      121,020  10.36     127,874  11.53
Lease financing, net           13,266   1.14      15,570   1.40
                           ---------- ------- ---------- -------
Gross loans and leases     $1,167,631 100.00% $1,109,295 100.00%
                                      =======            =======
Unearned discount              (2,447)            (3,457)
Deferred loan fees               (798)              (633)
                           ----------         ----------
Total loans and leases      1,164,386          1,105,205
Allowance for loan and
 lease losses                 (15,565)           (14,660)
                           ----------         ----------
Loans and leases, net      $1,148,821         $1,090,545
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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2002. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. Even though there have been various signs of emerging strength, it is not certain that this strength will be sustainable. Consumer confidence plunged to a nine-year low in October. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The allowance for loan and lease losses increased by $905 thousand or 6% during the first nine months of 2002. The allowance for loan and lease losses at September 30, 2002, was 1.34% of loans and 253% of nonperforming loans, compared to 1.33% of loans and 180% of nonperforming loans, at year-end 2001. Nonperforming loans decreased to .53% of total loans and leases at September 30, 2002, compared to .73% of total loans and leases at December 31, 2001. A portion of this decrease was the result of one large credit that was partially repaid.

During the first nine months of 2002, Heartland recorded net charge offs of $873 thousand compared to $1.4 million for the same period in 2001. The decrease in net charge-offs during 2002 was primarily the result of a large recovery on a prior year charge-off. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $762 thousand or 87% of total net charge-offs during the first nine months of 2002 compared to $590 thousand or 42% during the same period in 2001. Increased losses at Citizens relate directly to the rapid growth it experienced during the previous two years with expansion into the Rockford, Illinois, market. Identification of problem loans in a portfolio begin to occur as the portfolio matures. Additionally, the weakened economy has affected the ability of borrowers to repay their consumer loans. Net losses as a percentage of average gross loans at Citizens were 4.39% for the first nine months of 2002 compared to 3.32% for the same period of 2001. Loans with payments past due for more than thirty days at Citizens have increased from 5.30% of gross loans at December 31, 2001, to 7.73% at September 30, 2002.

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 22% of total assets at September 30, 2002, as compared to 20% at December 31, 2001. As loan growth continued to lag deposit growth during the first nine months of 2002, the amount of securities held in Heartland's portfolio was increased.

During the first nine months of 2002, management changed the composition of the securities portfolio. Additional paydowns received on mortgage-backed securities were replaced with short-term U.S. treasury and government agency securities and municipal securities. Management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. Additionally, to improve net interest margin, management elected to reduce its fed funds and money market instruments position and invest in short-term U.S. treasury and government agency securities.

The table below presents the composition of the available for sale securities portfolio by major category as of September 30, 2002, and December 31, 2001.

AVAILABLE FOR SALE SECURITIES PORTFOLIO
(Dollars in thousands)
                               September 30,      December 31,
                                   2002               2001
                             Amount   Percent   Amount   Percent
                            --------  -------  --------  -------
U.S. Treasury securities    $    496     .13%  $    498     .15%
U.S. government agencies     107,264   28.27     78,736   24.33
Mortgage-backed securities   173,889   45.83    183,661   56.74
States and political
  subdivisions                69,190   18.23     30,948    9.56
Other securities              28,609    7.54     29,846    9.22
                            --------  -------  --------  -------
Total available for sale
 securities                 $379,448  100.00%  $323,689  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $85.2 million or 7% during the first nine months of 2002. Increases in total deposits occurred at all the bank subsidiaries except for First Community Bank. The savings deposit category experienced a decrease during the nine-month period, while demand and certificate of deposit account balances increased. Demand deposit account balances increased $11.1 million or 7%. The Heartland bank subsidiaries that experienced substantial increases were Dubuque Bank and Trust, Galena State Bank and Riverside Community Bank. Savings deposit account balances declined by $5.7 million or 1% while certificate of deposit account balances grew by $79.9 million or 15% during the first nine months of 2002. With the continued instability in the equity markets and low interest rates on savings deposit accounts, many customers have elected to keep funds on deposit in financial institutions and shift balances to certificates of deposit to earn a higher rate. Additionally, as long-term rates have continued at all-time lows, efforts were focused at attracting customers into certificates of deposit with a maturity exceeding two years. A portion of the growth in certificate of deposit account balances was also attributable to the implementation of a balance sheet management strategy that included the acquisition of $27.9 million in brokered deposits.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the nine month period ended September 30, 2002, the amount of short-term borrowings decreased $13.4 million or 8%. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances declined $27.8 million or 26% since year-end 2001 as interest rates continued at all-time low levels and some of these repurchase agreement customers elected to invest a portion of their excess funds in higher-yielding products.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At September 30, 2002, $25.0 million was outstanding as compared to $29.2 million at December 31, 2001.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $130.2 million on September 30, 2002, compared to $143.8 million on December 31, 2001. The change in these account balances primarily resulted from activity in the bank subsidiaries' borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at September 30, 2002, and December 31, 2001, were $73.5 million and $86.5 million, respectively. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years.

Additionally, balances outstanding on capital securities issued by Heartland are included in total other borrowings. The issuance in October of 1999 for $25.0 million bears an annual rate of 9.60% and matures on September 30, 2029. A private placement offering for $8.0 million was completed in December of 2001. This variable rate issuance matures on December 18, 2031 and bears interest at the rate of 3.60% per annum over the three-month LIBOR rate, as calculated each quarter. An additional private placement offering for $5.0 million was completed in June of 2002. This additional variable rate issuance matures on June 30, 2032 and bears interest at the rate of 3.65% per annum over the three-month LIBOR rate, as calculated each quarter.

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

Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                September 30,     December 31,
                                    2002              2001
                              Amount    Ratio   Amount    Ratio
                              ------    -----   ------    -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  136,382  10.45% $  121,112  9.71%
 Tier 1 capital minimum
   requirement                 52,186   4.00%     49,891  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   84,196   6.45% $   71,221  5.71%
                           ==========  ====== ========== ======

 Total capital             $  151,947  11.65% $  135,770 10.89%
 Total capital minimum
   requirement                104,372   8.00%     99,782  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   47,575   3.65% $   35,988  2.89%
                           ==========  ====== ========== ======
Total risk-adjusted
  assets                   $1,304,648         $1,247,274
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  136,382   8.24% $  121,112  7.53%
 Tier 1 capital minimum
   requirement(3)              66,514   4.00%     64,336  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   69,868   4.24% $   56,776  3.53%
                           ==========  ====== ========== ======
Average adjusted assets
 (less goodwill)           $1,662,853         $1,608,402
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

In June of 2000, Heartland offered a portion of its shares of New Mexico Bank & Trust's common stock to interested investors. In no case would Heartland's interest be allowed to fall below 80%. All minority stockholders, including the initial investors, entered into a stock transfer agreement before shares were issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003. As of September 30, 2002, Heartland's ownership in New Mexico Bank & Trust was 86%.

Heartland has an incentive compensation agreement with certain employees of one of the bank subsidiaries, none of whom is an executive officer of Heartland, that requires a total payment of $3.6 million to be made no later than February 29, 2004, to those who remain employed with the subsidiary on December 31, 2003. Additionally, each employee is bound by a confidentiality and non-competition agreement. One-third of the payment will be made in cash and the remaining two-thirds in shares of Heartland's common stock. The obligation is being accrued over the performance period.

On June 27, 2002, Heartland completed a private placement offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. All of these securities qualified as Tier 1 capital for regulatory purposes as of September 30, 2002.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. All of these securities qualified as Tier 1 capital for regulatory purposes as of September 30, 2002.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed by September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006.Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. Heartland will not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of September 30, 2002.

Expansion efforts are underway at Wisconsin Community Bank, as it committed to the construction of a 3-story, 20,000 square foot building in Fitchburg, a suburb southwest of Madison. The bank will occupy the first floor and financially related companies or law offices will occupy the top two floors. Wisconsin Community Bank's share of the construction costs on this project is estimated at $2.5 million. This project is underway with completion targeted for March of 2003.

Plans for the renovation and construction of a 50,000 square foot facility to accommodate the operations and support functions of Heartland are underway. Property in downtown Dubuque, Iowa, across the street from Dubuque Bank and Trust's main facility, has been purchased. The $4.5 million project has begun with completion anticipated next winter. A reduction in overall costs on this project will result from tax credits and other incentives made available on the project as it includes the rehabilitation of two historical structures and the creation of new jobs.

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

RECENT DEVELOPMENTS

On October 11, 2002, Wisconsin Community Bank entered into a purchase and assumption agreement to sell its branch facility in Eau Claire, Wisconsin to S&C Bank, a Wisconsin state-chartered bank. The branch has approximately $33 million in loans, of which approximately $4 million will be participated back to Wisconsin Community Bank due to loan relationships that exceed S&C's lending limit. Additionally, S&C will assume deposit liabilities of approximately $7 million. The transaction is subject to regulatory approval and is expected to close prior to year-end 2002.

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

Heartland's revolving credit agreements provide a maximum borrowing capacity of $50.0 million. As of September 30, 2002, these credit agreements provided an additional borrowing capacity of $25.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2002, Heartland was in compliance with the covenants contained in these credit agreements.


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

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of September 30, 2002, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $1.6 million on of September 30, 2002.


                     CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION
None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

10.1   Fifth Amendment and Waiver to Second Amended and Restated
       Credit Agreement between Heartland Financial USA, Inc.
       and The Northern Trust Company dated as of October 30,
       2002.

10.2 See Exhibit 10.1 for substantially the same form of a Fifth Amendment and Waiver to Credit Agreement between
       Heartland Financial USA, Inc. and Harris Trust and
       Savings Bank dated as of October 30, 2002.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer.

Reports on Form 8-K

On October 17, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company issued a press release announcing its earnings for the quarter ended on September 30, 2002.

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


                                   Principal Executive Officer

                                   /s/ Lynn B. Fuller
                                   -----------------------
                                   By: Lynn B. Fuller
                                   President

                                   Principal Financial and
                                   Accounting Officer

                                   /s/ John K. Schmidt
                                   -----------------------
                                   By: John K. Schmidt
                                   Executive Vice President
                                   and Chief Financial Officer

                                   Dated:  November 14, 2002


I, Lynn B. Fuller, Principal Executive Officer of the Company, certify that:

I have reviewed this quarterly report on Form 10-Q of Heartland
Financial USA, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     - designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     - evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
     Date"); and

     - presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     - all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     - any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date:  November 14, 2002

                                   Principal Executive Officer

                                   /s/ Lynn B. Fuller
                                   -----------------------
                                   By: Lynn B. Fuller
                                   President and Chief Executive
                                   Officer



I, John K. Schmidt, Principal Accounting Officer of the Company, certify that:

I have reviewed this quarterly report on Form 10-Q of Heartland
Financial USA, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     - designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     - evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
     Date"); and

     - presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     - all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     - any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date:  November 14, 2002

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