Form 10-Q/A
period 2002-09-30
HEARTLAND FINANCIAL USA INC
filed 2002-11-14
CIK 920112

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1
                               TO
                            FORM 10-Q
  (Exhibits 99.1 and 99.2 were omitted from the initial filing)

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

Exhibits
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer.

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