Form 10-K
period 2002-12-31
HEARTLAND FINANCIAL USA INC
filed 2003-03-26
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2002

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


                   Trust Preferred Securities
         (issued by Heartland Financial Capital Trust I)
                    (Title of Exchange Class)


                     American Stock Exchange
           (Name of Each Exchange on which Registered)


   Securities registered pursuant to Section 12(g) of the Act:


                  Common Stock $1.00 par value
                 Preferred Share Purchase Rights
                        (Title of Class)



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

As of June 28, 2002, the Registrant had issued and outstanding
9,820,676 shares of the Registrant's common stock. Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the over-the-counter market bulletin board on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $107,405,670.* Such figures include 1,742,015 shares of the Registrant's Common Stock held in a fiduciary capacity by the Trust Department of the Dubuque Bank and Trust Company, a wholly-owned subsidiary of the Registrant.

* Based on the last sales price of the Registrant's common stock on June 28, 2002, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of
Stockholders are incorporated by reference into Part III.

                    HEARTLAND FINANCIAL USA, INC.
                       Form 10-K Annual Report
                          Table of Contents
          Part I

Item 1.   Business
A.        General Description
B.        Market Areas
C.        Competition
D.        Employees
E.        Internet Access
F.        Accounting Standards
G.        Supervision and Regulation
H.        Governmental Monetary Policy and Economic Conditions

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

          Part III

Item 10.  Directors and Executive Officers of the
          Registrant
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions
Item 14.  Controls and Procedures

          Part IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

PART I.

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has six bank subsidiaries in the states of Iowa, Wisconsin, Illinois and New Mexico (collectively, the "Bank Subsidiaries"). All six Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). Dubuque Bank and Trust Company, Dubuque, Iowa, and First Community Bank, Keokuk, Iowa are chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., majority owner of a senior housing project. Galena State Bank and Trust Company, Galena, Illinois, and Riverside Community Bank, Rockford, Illinois, are chartered under the laws of the State of Illinois. Wisconsin Community Bank, Cottage Grove, Wisconsin, is chartered under the laws of the State of Wisconsin and has one subsidiary, DBT Investment Corporation, an investment management company. New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico. The Bank Subsidiaries operate 34 banking locations in Iowa, Illinois, Wisconsin and New Mexico. Heartland has six non-bank subsidiaries. Citizens Finance Co. is a consumer finance company. ULTEA, Inc. is a fleet leasing company headquartered in Madison, Wisconsin. Heartland Capital Trust I, Heartland Statutory Trust II and Heartland Capital Trust II are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities. All of Heartland's subsidiaries are wholly-owned, except for New Mexico Bank & Trust, of which Heartland owned 86% of the capital stock on December 31, 2002.

The Bank Subsidiaries provide full service retail banking within Dubuque and Lee Counties in Iowa; within Jo Daviess, Hancock and Winnebago Counties in Illinois; within Dane, Green, Sheboygan and Brown Counties in Wisconsin; and Bernalillo, Curry and Santa Fe Counties in New Mexico. Deposit products include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity, credit cards and lines of credit. Other products and services include VISA debit cards, automatic teller machines, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage.

Operating Strategy

Heartland's primary operating strategy is to differentiate the company as a growing consortium of strong community banks through community involvement, active boards of directors, local presidents and local decision-making. As part of the operating strategy, all directors, officers and employees are encouraged to maintain a strong ownership interest in Heartland. As of December 31, 2002, these individuals owned approximately 45% of Heartland's outstanding common stock.

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

Acquisition and Expansion Strategy

Heartland's strategy is to diversify both its market area and asset base while increasing profitability through acquisitions and through expansion of its current subsidiaries. The goal is to expand through the acquisition of established financial services organizations, primarily commercial banks or thrifts, when suitable candidates can be identified and acceptable business terms negotiated. Heartland has also formed de novo banking institutions in market areas where management has identified market potential and management with banking expertise and philosophy similar to Heartland's. In evaluating expansion and acquisition opportunities, Heartland has focused on geographic areas in the Midwest or Southwest with growth potential. In this regard, Heartland and a group of investors recently announced that they intend to file an application with the Arizona Department of Banking to charter a new bank to be headquartered in the East Valley of Phoenix.

Heartland continually seeks and evaluates opportunities to establish branches, loan production offices or other business facilities as a means of expanding its presence in current or new market areas. Heartland also looks for opportunities beyond the Midwest and beyond the categories of community banks and thrifts when the Heartland board of directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. Heartland does not currently have any other definitive understandings or agreements for any acquisitions material to Heartland. However, Heartland will continue to look for further expansion opportunities.

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

Commercial Loans

The Bank Subsidiaries have a strong commercial loan base and Dubuque Bank and Trust Company, in particular, continues to be a premier commercial lender in the tri-state area of northeast Iowa, northwest Illinois and southwest Wisconsin. The Bank Subsidiaries' areas of emphasis include, but are not limited to, loans to wholesalers, hotel and real estate developers, manufacturers, building contractors, business services companies and retailers. The Bank Subsidiaries provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years.

Dubuque Bank and Trust Company and Wisconsin Community Bank have also generated loans that are guaranteed by the U.S. Small Business Administration, and these entities have been certified as Preferred Lenders by the agency. Management believes that making these guaranteed loans helps its local communities as well as provides Heartland with a source of income and solid future lending relationships as such businesses grow and prosper. Dubuque Bank and Trust Company is also currently one of the state of Iowa's top lenders in the "Linked Investment for Tomorrow" program. This state-sponsored program offers interest rate reductions to businesses opened by minorities and those in rural areas.

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

Agricultural Loans

Agricultural loans are emphasized by Dubuque Bank and Trust Company, Wisconsin Community Bank's Monroe banking center and New Mexico Bank and Trust's Clovis banking offices due to their concentration of customers in rural markets. Dubuque Bank and Trust Company maintains its status as one of the largest agricultural lenders in the state of Iowa. Agricultural loans remain balanced, however, in proportion to the rest of Heartland's loan portfolio, constituting approximately 13% of the total loan portfolio at December 31, 2002. In connection with their agricultural lending, all of the Bank Subsidiaries have remained close to their traditional geographic market areas. The majority of the outstanding agricultural operating and real estate loans are within 60 miles of their main or branch offices.

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

Real Estate Mortgage Loans

Mortgage lending has been a focal point of the Bank Subsidiaries as each of them continues to build real estate lending business. As long-term rates decreased during 2002 and 2001, customers refinanced their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Conversely, during 2000, customers elected to take adjustable-rate mortgage loans, which Heartland elected to retain in its loan portfolio, during this period of increasing long-term rates. Management believes that the retention of mortgage servicing provides the Bank Subsidiaries with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows each of the Bank Subsidiaries to continue to have regular contact with mortgage customers.

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

Consumer loan demand is also serviced through Citizens Finance Co., which currently serves the consumer credit needs of almost 5,300 customers in the three state area of Iowa, Illinois and Wisconsin from its Dubuque, Iowa, Madison and Appleton, Wisconsin, and Loves Park, Illinois offices. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans as compared to other consumer loans.

Trust Departments

The trust departments for Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank and Wisconsin Community Bank have been providing trust services to their respective communities for many years. Trust personnel from Dubuque Bank and Trust also work with Riverside Community Bank and New Mexico Bank & Trust personnel to provide trust services to all Bank Subsidiaries. Currently, the Bank Subsidiaries have over $651 million of consolidated assets under management and provide a full complement of trust and investment services for individuals and corporations.

The trust department of Dubuque Bank and Trust Company is nationally recognized as a leading provider of socially responsible investment services and manages investment portfolios for religious and other non-profit organizations located throughout the United States. The Bank Subsidiaries' trust departments are also active in the management of employee benefit and retirement plans in their market areas. The Bank Subsidiaries have targeted their trust departments as primary areas for future growth.

Brokerage and Other Services

Heartland contracts with a third-party vendor, Invest Financial Corporation, to operate independent securities offices at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, Riverside Community Bank and First Community Bank. Invest Financial Corporation offers full-service stock and bond trading, direct investments, annuities and mutual funds.

DB&T Insurance has continued to grow its personal insurance lines and the number of independent insurance companies it represents. DB&T Insurance is a multi-line insurance agency in the Dubuque area and offers a complete array of vehicle, property and casualty, life and disability insurance and tax-free annuities.

B.   MARKET AREAS

Dubuque Bank and Trust Company is located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois and Wisconsin. Based upon the results of the 2000 census, the city of Dubuque had a total population of approximately 58,000.

In addition to its main banking office, Dubuque Bank and Trust Company has seven branch offices, all of which are located in the Dubuque County area. As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization. Citizens Finance Co. also operates within this market area, and, in addition, offices were opened in Madison, Wisconsin, during June, 1996, Appleton, Wisconsin, during August, 1998 and Loves Park, Illinois during February, 1999.

Galena State Bank and Trust Company is located in Galena, Illinois, which is less than five miles from the Mississippi River, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena State Bank and Trust Company also has an office in Stockton, Illinois, and as such, services customers in Jo Daviess County, Illinois. Based on the 2000 census, the county had a population of approximately 22,000.

First Community Bank's main office is in Keokuk, Iowa, which is located in the southeast corner of Iowa near the borders of Iowa, Missouri and Illinois. Due to its location, First Community Bank serves customers in the tri-county region of Lee County, Iowa, Hancock County, Illinois and Clark County, Missouri. Lee, Hancock and Clark Counties have populations of approximately 38,000, 20,000 and 7,400, respectively. First Community Bank has one branch office in Keokuk and another branch in the city of Carthage in Hancock County, Illinois. Keokuk is an industrial community with a population of approximately 11,000.

Riverside Community Bank is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County. In addition to its main banking office, Riverside Community Bank has two branch offices, all of which are located in the Winnebago County area. Based on the 2000 census, the county had a population of 278,000 and the city of Rockford had a population of 150,000.

Wisconsin Community Bank operates one office from its location in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. A branch office was opened in Middleton, a suburb of Madison, in February, 1998. Another branch was opened in Fitchburg, a suburb of Madison, in March, 2003. According to the 2000 census, the county had a population of 427,000, and the village of Cottage Grove had a population of 3,800. Wisconsin Business Bank, a branch of Wisconsin Community Bank, opened three offices in Sheboygan, DePere and Eau Claire, Wisconsin during 1999. The Eau Claire office was subsequently sold in the fourth quarter of 2002. The Sheboygan and Depere facilities are located in the northeastern Wisconsin counties of Sheboygan and Brown with populations of 113,000 and 227,000, respectively, according to the 2000 census. Wisconsin Community Bank also acquired the Bank One Monroe Wisconsin banking center in July of 1999. The city of Monroe, which is approximately 50 miles southwest of Madison, is located in Green County in south central Wisconsin. According to the 2000 census, Monroe had a population of 11,000, and Green County had a population of 34,000.

New Mexico Bank & Trust operates six offices within Albuquerque, New Mexico in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. New Mexico Bank & Trust also operates five locations in the New Mexico communities of Clovis, Portales and Melrose, all located in Curry County. Clovis is located in east central New Mexico, approximately 220 miles from Albuquerque, 100 miles northwest of Lubbock, Texas and 105 miles southwest of Amarillo, Texas. Clovis had a population of approximately 33,000 according to the 2000 census, and Curry County had a population of 45,000. In January, 2003, a branch was opened in Santa Fe, in Santa Fe County. Santa Fe had of a population of approximately 62,000 according to the 2000 census, and Santa Fe County had a population of approximately 129,000 according to the 2000 census.

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

D.  EMPLOYEES

At December 31, 2002, Heartland employed 606 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits and management considers its employee relations to be excellent.

E.  Internet Access

Heartland maintains an Internet site at www.htlf.com. Heartland makes available free of charge on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

F.  ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which addresses the recognition and measurement of obligations with the retirement of tangible long-lived assets. FAS 143 is effective January 1, 2003, with early adoption permitted. Heartland adopted FAS 143 effective January 1, 2003,and the adoption of the Statement did not have a material effect on the financial statements.

In July 2001, the FASB issued Statement No. 141, "Business Combinations," (FAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. Heartland adopted the provisions of FAS 141 immediately, and FAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment in accordance with the appropriate pre-FAS 142 accounting requirements prior to adoption of FAS 142.

In October 2002, the FASB issued Statement No. 147 (FAS 147), "Acquisitions of Certain Financial Institutions," which amends Statement No. 72 (FAS 72), "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and no longer requires the separate recognition and subsequent amortization of goodwill.
FAS 147 also amends Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope core deposit intangibles. Heartland adopted FAS 147 on September 30, 2002. As of December 31, 2002, Heartland had unamortized goodwill in the amount of $16.1 million and unamortized core deposit premiums in the amount of $2.4 million. Amortization expense related to goodwill was $1.1 million for the years ended December 31, 2001 and 2000. Amortization expense related to core deposit intangible assets was $495, $615 and $757 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

The table below reconciles reported earnings for the years ended
December 31, 2002, 2001 and 2000, to "adjusted" earnings, which exclude goodwill amortization.

(Dollars in thousands, except earnings per share data)

                       Year
                       Ended
                      Dec. 31,
                        2002        Year Ended Dec. 31, 2001
                     ---------  --------------------------------
                     Reported   Reported   Goodwill   "Adjusted"
                     Earnings   Earnings    Amort.     Earnings
                     ---------  --------   --------  -----------

Income from
 continuing
 operations before
 taxes               $  24,113  $ 16,659   $  1,057  $    17,716
Income taxes             7,523     5,530          -        5,530
                     ---------  --------   --------  -----------
Income from
 continuing
 operations          $  16,590  $ 11,129   $  1,057  $    12,186
                     =========  ========   ========  ===========

Net income           $  18,867  $ 11,414   $  1,057  $    12,471
                     =========  ========   ========  ===========
Earnings from
 continuing
 operations per
 share - basic       $    1.69  $   1.16   $    .11  $      1.27
                     =========  ========   ========  ===========
Earnings from
 continuing
 operations
 per common
 share - diluted     $    1.68  $   1.15   $    .11  $      1.26
                     =========== =======   ========  ===========
Earnings per
 share - basic       $    1.93  $   1.19   $    .11  $      1.30
                     =========  ========   ========  ===========
Earnings per
 share - diluted     $    1.91  $   1.18   $    .11  $      1.28
                     =========  ========   ========  ===========

                                   Year Ended Dec. 31, 2000
                                -------------------------------
                                Reported   Goodwill   "Adjusted"
                                Earnings    Amort.     Earnings
                                --------   --------  -----------

Income from
 continuing
 operations before
 taxes                          $ 13,790   $  1,057  $    14,847
Income taxes                       4,211          -        4,211
                                --------   --------  -----------
Income from
 continuing
 operations                     $  9,579   $  1,057  $    10,636
                                ========   ========  ===========

Net income                      $  9,586   $  1,057  $    10,643
                                ========   ========  ===========
Earnings from
 continuing
 operations per
 share - basic                  $    .99   $    .11  $      1.11
                                ========   ========  ===========
Earnings from
 continuing
 operations
 per common
 share - diluted                $    .98   $    .11  $      1.09
                                ========   ========  ===========
Earnings per
 share - basic                  $   1.00   $    .11  $      1.10
                                ========   ========  ===========
Earnings per
 share - diluted                $    .98   $    .11  $      1.09
                                ========   ========  ===========

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Bulletin (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion.) FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business.) Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS 142. Heartland adopted FAS 144 effective January 1, 2002, and applied FAS 144 to the sale of Wisconsin Community Bank's branch in Eau Claire, Wisconsin.

In June 2002, the FASB issued Statement 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting of costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of the commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Heartland adopted FAS 146 on January 1, 2003 and the adoption of the Statement did not have a material effect on the financial statements.

In November of 2002, the FASB issued Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 will not have a material effect on Heartland's financial statements. Heartland adopted the disclosure provisions of FIN 45 effective
December 31, 2002.

In December 2002, the FASB issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Heartland has adopted the disclosure provisions of FAS 148.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling interest. The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. Heartland adopted the disclosure provisions of FIN 46 effective December 31, 2002 and will adopt the provisions of FIN 46 for newly formed variable interest entities effective January 31, 2003, which will not have a material effect on Heartland's financial statements. Heartland has three existing variable interest entities related to low income housing partnerships and will adopt the provisions of FIN 46 for those entities on July 1, 2003. The total amount of assets in these entities at December 31, 2002 was approximately $4.5 million.

G.   SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the "Superintendent"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI"), the New Mexico Financial Institutions Division (the "New Mexico FID"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of Heartland. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Heartland and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank Subsidiaries, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to Heartland and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of Heartland and its subsidiaries.

Heartland

General

Heartland as the sole shareholder of Dubuque Bank and Trust Company, Galena State Bank and Trust Company, Riverside Community Bank, First Community Bank, Wisconsin Community Bank and the controlling shareholder of New Mexico Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve. Heartland is also required to file with the Federal Reserve periodic reports of Heartland's operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking
.... as to be a proper incident thereto."  This authority would permit Heartland to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, Heartland has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2002, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements.

Dividend Payments

Heartland's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law
(the "DGCL"), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation

Heartland's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General

Dubuque Bank and Trust Company and First Community Bank are Iowa-chartered banks, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As Iowa-chartered banks, Dubuque Bank and Trust Company and First Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered FDIC-insured banks that, like Dubuque Bank and Trust Company and First Community Bank, are not members of the Federal Reserve System ("non-member banks").

Galena State Bank and Trust Company and Riverside Community Bank are Illinois-chartered banks, the deposit accounts of which are insured by the BIF. As Illinois-chartered banks, Galena State Bank and Trust Company and Riverside Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, the chartering authority for Illinois banks, and the FDIC, as the primary federal regulator of state-chartered FDIC-insured non-member banks.

Wisconsin Community Bank is a Wisconsin-chartered bank, the deposit accounts of which are insured by the BIF. As a Wisconsin-chartered bank, Wisconsin Community Bank is subject to the examination, supervision, reporting and enforcement requirements of the Wisconsin DFI, the chartering authority for Wisconsin banks, and the FDIC, as the primary federal regulator of state-chartered FDIC-insured non-member banks.

New Mexico Bank & Trust is a New Mexico-chartered bank, the deposit accounts of which are insured by the BIF. As a New Mexico-chartered bank, New Mexico Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the New Mexico FID, the chartering authority for New Mexico banks, and the FDIC, as the primary federal regulator of state-chartered FDIC-insured non-member banks.

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

During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments

Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments

All Iowa banks, Illinois banks, Wisconsin banks and New Mexico banks are required to pay supervisory assessments to their respective state banking regulators to fund the operations of those agencies. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During the year ended December 31, 2002, the Bank Subsidiaries paid supervisory assessments totaling $231 thousand.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank Subsidiaries: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well capitalized." Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2002: (i) none of the Bank Subsidiaries was subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was "well-capitalized," as defined by FDIC regulations.

Liability of Commonly Controlled Institutions

Institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. Because Heartland controls each of the Bank Subsidiaries, the Bank Subsidiaries are commonly controlled.

Dividend Payments

The primary source of funds for Heartland is dividends from the Bank Subsidiaries. In general, under applicable law, none of the Bank Subsidiaries may pay dividends in excess of its respective undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. As of December 31, 2002, approximately $45.9 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries if the FDIC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions

The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans made by the Bank Subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of Heartland and its subsidiaries, to principal shareholders of Heartland and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Heartland or any of its subsidiaries or a principal shareholder of Heartland may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

Branching Authority

Until 2001, an Iowa-chartered bank, such as Dubuque Bank and Trust or First Community Bank, could only establish a branch office within the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank was located. Further, Iowa law prohibited an Iowa bank from establishing new branches in a municipality other than the municipality in which the bank's principal place of business was located, if another bank already operated one or more offices in the municipality in which the branch was to be located. In 2001, the Iowa Banking Act was amended to allow Iowa-chartered banks to establish up to three branches at any location in Iowa, subject to regulatory approval, in addition to any branches established under the branching rules described above. Beginning July 1, 2004, Iowa-chartered banks will be permitted to establish any number of branches at any location in Iowa, subject to regulatory approval.

Illinois banks, such as Galena State Bank and Trust Company and Riverside Community Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Likewise, under the laws of Wisconsin and New Mexico, Wisconsin banks (such as Wisconsin Community Bank) and New Mexico banks (such as New Mexico Bank & Trust), respectively, have statewide branching authority, subject to regulatory approval.

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. The laws of Iowa, Illinois, Wisconsin and New Mexico permit interstate mergers subject to certain conditions, including a condition requiring an Iowa, Illinois, Wisconsin or New Mexico bank, respectively, involved in an interstate merger to have been in existence and continuous operation for more than five years.

State Bank Investments and Activities

Each of the Bank Subsidiaries generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by the laws of the state under which it is chartered. However, under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank Subsidiaries.

Federal Reserve System

Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

H.  GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONDITIONS

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

ITEM 2.

PROPERTIES

The following table is a listing of the principal operating facilities of Heartland:

                              Main        Main
                            Facility    Facility        Number
 Name and Main               Square     Owned or          of
Facility Address             Footage     Leased        Locations
----------------            --------    --------       ---------
Banking Subsidiary

Dubuque Bank and
  Trust Company
  1398 Central Avenue         59,500     Owned              8
  Dubuque, IA  52001

Galena State Bank and
  Trust Company
  971 Gear Street             18,000     Owned              3
  Galena, IL  61036

Riverside Community Bank
  6855 E. Riverside Blvd.      8,000     Owned              3
  Rockford, IL  60114

First Community Bank
  320 Concert Street           6,000     Owned              3
  Keokuk, IA  52632

Wisconsin Community Bank
  580 North Main Street
  Cottage Grove, WI  53527     6,000     Owned              6

New Mexico Bank & Trust
  320 Gold NW
  Albuquerque, NM  87102      11,400    Lease term          11
                                        through 2006

                              Main
                            Facility     Number
 Name and Main              Owned or       of
Facility Address             Leased     Locations
----------------            --------    ---------

Nonbanking Subsidiaries

Citizens Finance Co.
  1275 Main Street            Leased
  Dubuque, IA  52001          from DB&T    4

ULTEA, Inc.
  2976 Triverton Pike
  Madison, WI  53711          Leased       1



The principal offices of Heartland are located in DB&T's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business of banking, to which Heartland or any of its subsidiaries is a party or of which any of their property is the subject. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2002 to a vote of security holders.

PART II
ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Heartland's common stock was held by approximately 960 stockholders of record as of March 12, 2003, and is traded in the over-the-counter market. The common stock has been approved for listing on the Nasdaq National Market System and it is anticipated that it will officially be listed in the beginning of April, 2003.

The following table shows, for the periods indicated, the range of reported prices per share of Heartland's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter                         High            Low
                                         ----            ---
2001:
  First                                $14 1/4        $12 1/2
  Second                                14             10 1/4
  Third                                 13 13/16       13 5/32
  Fourth                                13 1/2         12 25/32

2002:
  First                                $14            $12 13/16
  Second                                15             13 19/32
  Third                                 15 9/32        14 13/32
  Fourth                                17 22/32       15

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2002. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:


Calendar Quarter
                         2002           2001
                         ----           ----

First                    $.10           $.09
Second                    .10            .09
Third                     .10            .09
Fourth                    .10            .10


Heartland has paid dividends as set forth in the table above. Heartland's ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the bank subsidiaries, and the banks are subject to regulatory limitations on the amount of cash dividends they may pay. See "Business - Supervision and Regulation - Heartland - Dividend Payments" and "Business - Supervision and Regulation- The Bank Subsidiaries - Dividend Payments" for a more detailed description of these limitations.

ITEM 6.

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                               For the Years Ended December 31,
                                 2002         2001       2000
                              ----------------------------------

STATEMENT OF INCOME DATA

 Interest income              $  100,012 $  107,609  $  102,535
 Interest expense                 42,332     58,620      58,678
                              ---------- ----------  ----------
 Net interest income              57,680     48,989      43,857
 Provision for loan and
  lease losses                     3,553      4,258       2,976
                              ---------- ----------  ----------
 Net interest income after
  provision for loan and
  lease losses                    54,127     44,731      40,881
 Noninterest income               32,757     30,261      26,979
 Noninterest expense              62,771     58,333      54,070
 Income taxes                      7,523      5,530       4,211
                              ---------- ----------  ----------
 Income from continuing
  operations                  $   16,590 $   11,129  $    9,579
 Discontinued operations:
  Income (loss) from
   operations of discontinued
   branch (including gain on
   sale of $2,602)                 3,751        469          12
  Income taxes                     1,474        184           5
                              ---------- ----------  ----------
 Income (loss) on
  discontinued operations          2,277        285           7
                              ---------- ----------  ----------
Net income                    $   18,867 $   11,414  $    9,586
                              ========== ==========  ==========

PER COMMON SHARE DATA
 Net income - diluted         $     1.91 $     1.18  $     0.98
 Income from continuing
  operations - diluted(1)           1.68       1.15        0.98
 Adjusted net income -
  diluted(2)                        1.91       1.28        1.09
 Adjusted income from
  continuing operations -
  diluted(3)                        1.68       1.26        1.09
 Cash dividends                     0.40       0.37        0.36
 Dividend payout ratio             20.81%                 31.19%
36.15%
 Book value                   $    12.60 $    11.06  $    10.00
 Weighted average shares
  outstanding                  9,791,549  9,602,520   9,628,038

BALANCE SHEET DATA
 Investments and federal
  funds sold                  $  424,514 $  349,417  $  274,365
 Total loans and leases,
  net of unearned              1,175,236  1,105,205   1,042,096
 Allowance for loan and
  lease losses                    16,091     14,660      13,592
 Total assets                  1,785,979  1,644,064   1,466,387
 Total deposits                1,337,985  1,205,159   1,101,313
 Long-term obligations           161,379    143,789     102,856
 Stockholders' equity            124,041    107,090      96,146

EARNINGS PERFORMANCE DATA
 Return on average total assets     1.13%      0.72%       0.70%
 Return on average stockholders'
  equity                           16.44      11.32       10.69
 Net interest margin ratio(1)(4)    4.04       3.67        3.74
 Earnings to fixed charges:
  Excluding interest on deposits    3.28x      2.27x       1.87x
  Including interest on deposits    1.57       1.28        1.23

ASSET QUALITY RATIOS
 Nonperforming assets to total
  assets                            0.29%      0.52%       0.51%
Nonperforming loans and leases
  to total loans and leases         0.38       0.73        0.65
 Net loan and lease charge-offs
  to average loans and leases       0.16       0.30        0.17
 Allowance for loan and lease
  losses to total loans and
  leases                            1.37       1.33        1.30
 Allowance for loan and lease
  losses to nonperforming
  loans and leases                358.77     180.47      201.60

CAPITAL RATIOS
 Average equity to average
  assets                            6.86%      6.47%       6.54%
 Total capital to risk-adjusted
  assets                           11.86      10.89        9.90
 Tier 1 leverage                    8.24       7.53        7.25

(1) Excludes the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

(2) Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002.

(3) Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002, and the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

(4)  Tax equivalent using a 34% tax rate.

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                         For the Years Ended
                                             December 31,
                                           1999        1998
                                        -----------------------
STATEMENT OF INCOME DATA

 Interest income                        $   74,119  $   64,517
 Interest expense                           40,830      36,304
                                        ----------  ----------
 Net interest income                        33,289      28,213
 Provision for loan and lease losses         2,550         951
                                        ----------  ----------
 Net interest income after provision
  for loan and lease losses                 30,739      27,262
 Noninterest income                         25,423      17,297
 Noninterest expense                        44,571      31,781
 Income taxes                                3,239       3,757
                                        ----------  ----------
 Income from continuing operations           8,352       9,021
 Discontinued operations:
  Income (loss) from operations of
   discontinued branch (including
   gain on sale of $2,602)                    (210)          -
  Income taxes                                 (83)          -
                                        ----------  ----------
 Income (loss) on discontinued
  operations                                  (127)          -
                                        ----------  ----------
 Net income                             $    8,225  $    9,021
                                        ==========  ==========
PER COMMON SHARE DATA
 Net income - diluted                   $     0.84  $     0.94
 Income from continuing operations -
  diluted(1)                                  0.86        0.94
 Adjusted net income - diluted(2)             0.89        0.96
 Adjusted income from continuing
  operations - diluted(3)                     0.91        0.96
 Cash dividends                               0.34        0.31
 Dividend payout ratio                       39.47%      32.48%
 Book value                             $     9.03  $     8.84
 Weighted average shares
  outstanding                            9,555,194   9,463,313

BALANCE SHEET DATA
 Investments and federal funds sold     $  213,452  $  259,964
 Total loans and leases, net of unearned   835,146     590,133
 Allowance for loan and lease losses        10,844       7,945
 Total assets                            1,184,147     953,785
 Total deposits                            869,659     717,877
 Long-term obligations                     105,737      80,016
 Stockholders' equity                       86,573      84,270

EARNINGS PERFORMANCE DATA
 Return on average total assets               0.78%       1.01%
 Return on average stockholders' equity       9.61       11.26
 Net interest margin ratio(1)(4)              3.64        3.58
 Earnings to fixed charges:
  Excluding interest on deposits              2.18x       2.65x
  Including interest on deposits              1.28        1.35

ASSET QUALITY RATIOS
 Nonperforming assets to total assets         0.19%       0.28%
 Nonperforming loans and leases
  to total loans and leases                   0.20        0.30
 Net loan and lease charge-offs
  to average loans and leases                 0.06        0.07
 Allowance for loan and lease losses
  to total loans and leases                   1.30        1.35
 Allowance for loan and lease losses
  to nonperforming loans and leases         657.49      453.74

CAPITAL RATIOS
 Average equity to average assets             8.12%       9.01%
 Total capital to risk-adjusted assets       11.68       12.13
 Tier 1 leverage                              8.85        8.58


 (1) Excludes the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

 (2) Excludes goodwill amortization discontinued with the adoption of FAS No. 142 on January 1, 2002, and the adoption of FAS No. 147 on September 30, 2002.

 (3) Excludes goodwill amortization discontinued with the adoption of FAS No. 142 on January 1, 2002, and the adoption of FAS No. 147 on September 30, 2002, and the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

 (4) Tax equivalent using a 34% tax rate.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of Heartland and its subsidiaries. All of Heartland's subsidiaries are wholly-owned except for New Mexico Bank & Trust, of which Heartland owned 86% of its capital stock on December 31, 2002.

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

     - The economic impact of past and any future terrorist threats and attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

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

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through six banking subsidiaries with a total of 33 banking locations in Iowa, Illinois, Wisconsin and New Mexico. In addition, Heartland has separate subsidiaries in the consumer finance, vehicle leasing/fleet management, insurance agency and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations, branch openings and expansion into non-bank subsidiary activities.

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

The year 2002 was the third consecutive year Heartland was able to record double-digit growth in earnings. Net income increased $7.5 million or 65% when compared to 2001. Return on common equity was 16.44% and return on assets was 1.13%. The Eau Claire branch of Wisconsin Community Bank, a bank subsidiary of Heartland, was sold effective December 15, 2002. This discontinued operation contributed net income of $2.3 million, or $.23 on a diluted earnings per common share basis, during 2002, which includes a $1.6 million gain on disposal, net of taxes. Exclusive of the Eau Claire branch, income from continuing operations totaled $16.6 million, or $1.68 on a diluted per common share basis, compared to $11.1 million, or $1.15 on a diluted per common share basis, during 2001, an increase of $5.5 million or 49%. The 2002 results reinforce and encourage our community banking approach.

The largest contributor to the improved earnings during 2002 was net interest income, which grew $8.7 million or 18%. Average earning assets from continuing operations rose from $1.363 billion during 2001 to $1.467 billion during 2002, a change of $103.2 million or 8%. The $705 thousand or 17% decrease in provision for loan and lease losses also contributed to the improved earnings for 2002. Additionally, noninterest income experienced a $3.3 million or 11% increase, exclusive of securities gains and losses, including impairment losses on equity securities and trading account securities gains and losses, and valuation adjustments on mortgage servicing rights. In addition to gains on sale of loans, the other noninterest income category to reflect significant improvement was service charges and fees. Noninterest expense was held to a $4.4 million or 8% increase.

Heartland's adoption of the provisions of Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, discontinued the amortization of $9.5 million in unamortized goodwill. Heartland's adoption of the provisions of FAS No. 147, "Acquisitions of Certain Financial Institutions," on September 30, 2002, discontinued the amortization of $6.6 million in unamortized other intangibles retroactively to January 1, 2002. The amount of amortization expense recorded during 2001 on this goodwill and other intangibles was $1.1 million, or $.11 on a diluted per common share basis.

A majority of the $142 million or 9% growth in total assets since year-end 2001 occurred during the last half of the year. Loans and leases were $1.175 billion and deposits were $1.338 billion at the end of 2002, an increase of 6% and 11%, respectively, since year-end 2001. Commercial and agricultural loan growth was $92 million or 14% and $10 million or 7%, respectively, during 2002. A portion of this growth was offset by the $23 million or 14% decrease in the mortgage loan portfolio due to paydowns experienced as customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market.

For the year ended December 31, 2001, income from continuing operations totaled $11.1 million, an increase of $1.6 million or 16% when compared to the net income of $9.6 million recorded in 2000. Diluted earnings per common share grew to $1.15 from the $.98 recorded during 2000. Return on common equity was 11.32% and return on assets was .72% for 2001, compared to 10.69% and .70%, respectively, for 2000. Contributing to the increased earnings during 2001 was the $5.1 million or 12% increase in net interest income from continuing operations, due in large part to growth in average earning assets. Noninterest income experienced a $3.3 million or 12% increase, primarily due to additional gains on sale of loans and service charges and fees. As interest rates moved downward throughout 2001, customers frequently elected to refinance into fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market while retaining servicing.

Total assets reached $1.644 billion at year-end 2001, an increase of $178 million or 12% over year-end 2000. Even though the economy weakened throughout 2001, Heartland was able to grow its loan portfolio by $63 million or 6% and its deposit account balances by $104 million or 9% in 2001.

CRITICAL ACCOUNTING POLICIES

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2002. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the outlook of the economy during 2003. Even though there have been various signs of emerging strength, it is not certain that this strength will be sustainable. Consumer confidence plunged to a nine-year low during 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below estimates the theoretical range of the 2002 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality.

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

Allowance for loan and lease losses at
 December 31, 2002                                 $16,091
                                                   =======
Assuming deterioration in credit quality:
 Addition to provision                               1,649
                                                   -------
 Resultant allowance for loan and lease losses     $17,740
                                                   =======
Assuming improvement in credit quality:
 Reduction in provision                             (1,154)
                                                   -------
 Resultant allowance for loan and lease losses     $14,937
                                                   =======

The assumptions underlying this sensitivity analysis represent an attempt to quantify theoretical changes that could occur in the total allowance for loan and lease losses given various economic assumptions that could impact inherent loss in the loan and lease portfolio as currently configured. It further assumes that the general composition of the allowance for loans and lease losses determined through Heartland's existing process and methodology remains relatively unchanged. It does not attempt to encompass extreme and/or prolonged economic downturns, systemic contractions to specific industries, or systemic shocks to the financial services sector. A downward/upward migration of the balances from the current loan grade to the next lower/higher loan grade was assumed based upon Heartland's experiences during previous periods of economic movement.

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

Net interest margin from continuing operations, expressed as a percentage of average earning assets, was 4.04% for the year 2002 compared to 3.67% for the year 2001. Heartland has been successful in the utilization of floors on its commercial loan portfolio to minimize the effect downward rates have on its interest income. If rates begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. Interest income as a percentage of average earning assets went from 7.97% during 2001 to 6.93% during 2002, a decline of 104 basis points. Additionally, on the liability side of the balance sheet, Heartland has locked in some funding in the three- to five-year maturities as rates were at historical low levels. Interest expense as a percentage of average earning assets went from 4.30% during 2001 to 2.89% for 2002, a decline of 141 basis points.

Net interest margin from continuing operations, expressed as a percentage of average earning assets, decreased from 3.74% during 2000 to 3.67% during 2001. During 2000, the national prime rate increased from 8.50% at the beginning of the year to 9.50% at the end of the year. Conversely, during 2001, the national prime rate decreased from 9.50% to 4.75%. Management elected to remain competitive in the market areas it serves and not reprice its deposit products as quickly. In addition to the delay in repricing of deposit products, also negatively impacting the net interest margin was the change in the composition of the balance sheet, as the percentage of average loans to total average earning assets decreased from 80% in 2000 to 75% in 2001. Loan growth slowed due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio.

Net interest income from continuing operations, on a fully tax equivalent basis, was $59.3 million, $50.1 million and $45.0 million for 2002, 2001 and 2000, respectively, an increase of 18% for 2002 and 11% for 2001. These increases were the largest contributors to the double-digit growth in earnings experienced during both years and were primarily attributable to the growth in earning assets and the ability to keep the increase in interest expense below the growth in interest income. Average earning assets from continuing operations grew $103 million or 8% and $162 million or 13% during 2002 and 2001, respectively.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 2002

                                  Average
                                  Balance     Interest     Rate
                                  -------     --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  305,315   $   13,132   4.30%
 Nontaxable(1)                       52,756        4,177   7.92
                                 ----------   ----------
Total securities                    358,071       17,309   4.83
                                 ----------   ----------
Interest bearing deposits            10,535          248   2.35
Federal funds sold                   20,835          322   1.55
                                 ----------   ----------
Loans and leases:
 Commercial and commercial
  real estate(1)                    665,431       45,480   6.83
 Residential mortgage               142,469       10,518   7.38
 Agricultural and agricultural
  real estate(1)                    150,485       10,941   7.27
 Consumer                           120,561       12,036   9.98
 Direct financing leases, net        13,626        1,037   7.61
 Fees on loans                            -        3,694      -
 Less: allowance for loan
  and lease losses                  (15,309)           -      -
                                 ----------   ----------
Net loans and leases              1,077,263       83,706   7.77
                                 ----------   ----------
Total earning assets              1,466,704      101,585   6.93
                                 ----------   ----------
NONEARNING ASSETS
Assets of discontinued operation     31,525            -      -
Total nonearning assets             173,385            -      -
                                 ----------   ----------
TOTAL ASSETS                     $1,671,614   $  101,585   6.08%
                                 ==========   ==========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  477,484   $    6,530   1.37%
 Time, $100 and over                124,063        4,505   3.63
 Other time deposits                459,638       20,360   4.43
Short-term borrowings               134,949        2,643   1.96
Other borrowings                    135,365        8,294   6.13
                                 ----------   ----------
 Total interest bearing
  liabilities                     1,331,499       42,332   3.18
                                 ----------   ----------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits        162,638            -      -
Liabilities of discontinued
  operation                          31,525            -      -
Accrued interest and other
  liabilities                        31,212            -      -
                                 ----------   ----------
 Total noninterest bearing
  liabilities                       225,375            -      -
                                 ----------   ----------
Stockholders' Equity                114,740            -      -
                                 ----------   ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,671,614   $   42,332   2.53%
                                 ==========   ==========  ======
Net interest income(1)                        $   59,253
                                              ==========
Net interest income
 to total earning assets(1)                                4.04%
                                                          ======
Interest bearing liabilities
 to earning assets                   90.78%
                                 ==========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.


ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 2001

                                  Average
                                  Balance     Interest     Rate
                                  -------     --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  253,290   $   14,143   5.58%
 Nontaxable(1)                       30,909        2,712   8.77
                                 ----------   ----------
Total securities                    284,199       16,855   5.93
                                 ----------   ----------
Interest bearing deposits             7,320          243   3.32
Federal funds sold                   49,126        1,981   4.03
                                 ----------   ----------
Loans and leases:
 Commercial and commercial
  real estate(1)                    564,261       44,773   7.93
 Residential mortgage               191,081       15,364   8.04
 Agricultural and agricultural
  real estate(1)                    139,421       11,767   8.44
 Consumer                           126,027       13,278  10.54
 Direct financing leases, net        16,574        1,242   7.49
 Fees on loans                            -        3,197      -
 Less: allowance for loan
  and lease losses                  (14,528)           -      -
                                 ----------   ----------
Net loans and leases              1,022,836       89,621   8.76
                                 ----------   ----------
Total earning assets              1,363,481      108,700   7.97
                                 ----------   ----------
NONEARNING ASSETS
Assets of discontinued operation     31,951            -      -
Total nonearning assets             162,900            -      -
                                 ----------   ----------
TOTAL ASSETS                     $1,558,332   $  108,700   6.98%
                                 ==========   ==========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  425,258   $   11,858   2.79%
 Time, $100 and over                143,315        8,220   5.74
 Other time deposits                441,325       25,705   5.82
Short-term borrowings               141,532        5,598   3.96
Other borrowings                    106,267        7,239   6.81
                                 ----------   ----------
 Total interest bearing
  liabilities                     1,257,697       58,620   4.66
                                 ----------   ----------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits        138,694            -      -
Liabilities of discontinued
  operation                          31,951            -      -
Accrued interest and other
  liabilities                        29,154            -      -
                                 ----------   ----------
 Total noninterest bearing
  liabilities                       199,799            -      -
                                 ----------   ----------
Stockholders' Equity                100,836            -      -
                                 ----------   ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,558,332   $   58,620   3.76%
                                 ==========   ==========  ======
Net interest income(1)                        $   50,080
                                              ==========
Net interest income
 to total earning assets(1)                                3.67%
                                                          ======
Interest bearing liabilities
 to earning assets                   92.24%
                                 ==========

(1) Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
(Dollars in thousands)
                                        For the Year Ended
                                        December 31, 2000

                                  Average
                                  Balance     Interest     Rate
                                  -------     --------     ----
EARNING ASSETS
Securities:
 Taxable                         $  189,610   $   11,824   6.24%
 Nontaxable(1)                       31,026        2,748   8.86
                                 ----------   ----------
Total securities                    220,636       14,572   6.60
                                 ----------   ----------
Interest bearing deposits             5,796          333   5.75
Federal funds sold                   16,874          911   5.40
                                 ----------   ----------
Loans and leases:
 Commercial and commercial
  real estate(1)                    502,040       43,531   8.67
 Residential mortgage               202,429       16,376   8.09
 Agricultural and agricultural
  real estate(1)                    133,043       11,848   8.91
 Consumer                           118,455       12,625  10.66
 Direct financing leases, net        15,027        1,056   7.03
 Fees on loans                            -        2,400      -
 Less: allowance for loan
  and lease losses                  (12,984)           -      -
                                 ----------   ----------
Net loans and leases                958,010       87,836   9.17
                                 ----------   ----------
Total earning assets              1,201,316      103,652   8.63
                                 ----------   ----------
NONEARNING ASSETS
Assets of discontinued operation     18,777            -      -
Total nonearning assets             150,305            -      -
                                 ----------   ----------
TOTAL ASSETS                     $1,370,398   $  103,652   7.56%
                                 ==========   ==========  ======
INTEREST BEARING LIABILITIES
Interest bearing deposits:
 Savings accounts                $  382,365   $   13,866   3.63%
 Time, $100 and over                 99,272        6,001   6.05
 Other time deposits                399,952       23,274   5.82
Short-term borrowings               120,561        6,986   5.79
Other borrowings                    113,706        8,551   7.52
                                 ----------   ----------
 Total interest bearing
  liabilities                     1,115,856       58,678   5.26
                                 ----------   ----------
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits        123,411            -      -
Liabilities of discontinued
  operation                          18,777            -
Accrued interest and other
  liabilities                        22,681            -
                                 ----------   ----------
 Total noninterest bearing
  liabilities                       164,869            -      -
                                 ----------   ----------
Stockholders' Equity                 89,673            -      -
                                 ----------   ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,370,398   $   58,678   4.28%
                                 ==========   ==========  ======
Net interest income(1)                        $   44,974
                                              ==========
Net interest income
 to total earning assets(1)                                3.74%
                                                          ======
Interest bearing liabilities
 to earning assets                   92.89%
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in thousands)

                                     For the Year Ended
                                         December 31,
                                    2002 Compared to 2001
                                         Change Due to
                                 Volume     Rate      Net
                                ---------------------------
EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                        $ 2,905  $(3,916)  $(1,011)
 Nontaxable                       1,917     (452)    1,465
Interest bearing deposits           107     (102)        5
Federal funds sold               (1,141)    (518)   (1,659)
Loans and leases                  4,769  (10,684)   (5,915)
                                -------  -------   -------
TOTAL EARNING ASSETS              8,557  (15,672)   (7,115)

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                 1,456   (6,784)   (5,328)
 Time, $100 and over             (1,104)  (2,611)   (3,715)
 Other time deposits              1,067   (6,412)   (5,345)
Short-term borrowings              (260)  (2,695)   (2,955)
Other borrowings                  1,982     (927)    1,055
                                -------  -------   -------
TOTAL INTEREST BEARING
 LIABILITIES                      3,141  (19,429)  (16,288)
                                -------  -------   -------
NET INTEREST INCOME             $ 5,416  $ 3,757   $ 9,173
                                =======  =======   =======

ANALYSIS OF CHANGES IN NET INTEREST INCOME (Dollars in thousands)

                                    For the Year Ended
                                        December 31,
                                   2001 Compared to 2000
                                        Change Due to
                                 Volume     Rate      Net
                                ---------------------------


EARNING ASSETS/INTEREST INCOME
Securities
 Taxable                        $ 3,971  $(1,652)  $ 2,319
 Nontaxable                         (10)     (26)      (36)
Interest bearing deposits            88     (178)      (90)
Federal funds sold                1,741     (671)    1,070
Loans and leases                  5,944   (4,159)    1,785
                                -------  -------   -------
TOTAL EARNING ASSETS             11,734   (6,686)    5,048

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
 Savings accounts                 1,555   (3,563)   (2,008)
 Time, $100 and over              2,662     (443)    2,219
 Other time deposits              2,408       23     2,431
Short-term borrowings             1,215   (2,603)   (1,388)
Other borrowings                   (559)    (753)   (1,312)
                                -------  -------   -------
TOTAL INTEREST BEARING
 LIABILITIES                      7,281   (7,339)      (58)
                                -------  -------   -------
NET INTEREST INCOME             $ 4,453  $   653   $ 5,106
                                =======  =======   =======


PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The $3.6 million provision for loan losses made during 2002, a decrease of $705 thousand or 17% when compared to 2001, resulted primarily from a large recovery on a prior-year charge-off and a decrease in nonperforming loans. The provision for loan losses made during 2001 was $4.3 million, an increase of $1.3 million or 43% when compared to the $3.0 million provision made during 2000. Much of this increase was recorded in response to loan growth experienced and an increase in nonperforming loans. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and probable substandard and doubtful credits. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME (Dollars in thousands)

                                        For the Years Ended
                                           December 31,
                                      2002     2001      2000
                                    ---------------------------
Service charges and fees            $ 8,089   $ 6,308   $ 5,357
Trust fees                            3,407     3,148     3,088
Brokerage commissions                   658       615       846
Insurance commissions                   765       807       862
Securities gains, net                   790     1,489       501
Loss on trading account securities     (598)     (417)        -
Impairment loss on equity
 securities                            (267)     (773)     (244)
Valuation adjustment on mortgage
 servicing rights                      (469)        -         -
Rental income on operating leases    14,602    15,446    14,918
Gains on sale of loans                4,656     2,738       521
Other noninterest income              1,124       900     1,130
                                    -------   -------   -------
Total noninterest income            $32,757   $30,261   $26,979
                                    =======   =======   =======

The table shows Heartland's noninterest income for the years indicated. Total noninterest income from continuing operations increased $2.5 million or 8% during 2002 and $3.3 million or 12% during 2001. Exclusive of valuation adjustments on mortgage servicing rights and securities gains and losses, including trading account securities losses and impairment losses on equity securities, noninterest income experienced a $3.3 million or 11% increase in 2002 and a $3.2 million or 12% increase in 2001. During both periods, the noninterest income categories reflecting significant improvement were gains on sale of loans and service charges and fees.

Emphasis during the past several years on enhancing revenues from services provided to customers has resulted in significant growth in service charges and fees. These fees increased $1.8 million or 28% during 2002 and $951 thousand or 18% during 2001. Average noninterest bearing checking account balances increased $23.9 million or 17% during 2002 and $15.8 million or 12% during 2001. The addition of an overdraft privilege feature to our checking account product line during the fall of 2001, along with growth in these noninterest bearing checking account balances, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Service fees are also collected on the mortgage loans Heartland has sold into the secondary market while retaining servicing. Heartland's servicing portfolio grew from $183.9 million at year-end 2000 and $268.6 million at year-end 2001 to $395.1 million at December 31, 2002. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

Gains on sale of loans totaled $4.7 million during 2002, $2.7 million during 2001 and $521 thousand during 2000. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market. The lower volume of mortgage loans sold into the secondary market during 2000 was reflective of a higher rate environment in which customers elected to take three- and five-year adjustable rate mortgage loans, which Heartland elected to retain in its loan portfolio.

Securities gains were $790 thousand, $1.5 million and $501 thousand during 2002, 2001 and 2000, respectively. The continual decline of interest rates during 2001 provided an opportunity for Heartland to realize securities gains in its bond portfolio. As rates declined in 2001, Heartland's interest rate forecast changed to an upward bias and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. In order to reduce the interest rate risk of rising interest rates, the proceeds were invested in well-seasoned premium mortgage backed securities that were projected to outperform the agency securities in a rising interest rate environment.

Heartland elected to begin classifying some of its new equity securities purchases as trading during the first quarter of 2001.
Losses on this portfolio totaled $598 thousand during 2002 compared to losses of $417 thousand during 2001. The losses primarily resulted from the decline in the stock market.

Impairment losses on equity securities totaled $267 thousand during 2002. These losses were related to the decline in market value on the common stock of three companies held in Heartland's available for sale equity securities portfolio. The carrying value of these stocks on Heartland's balance sheet at December 31, 2002, was $206 thousand. During 2001, impairment losses on equity securities totaled $773 thousand. Heartland was a limited partner in an investment partnership that had a portion of its funds invested in a company that filed bankruptcy under Chapter 11 in 2001. The impairment loss recorded on this investment totaled $700 thousand and reflected Heartland's 30% ownership. During 2002, Heartland began the process of divesting its interest in this partnership. The fair value of the remaining portion of Heartland's investment in this partnership at December 31, 2002, was $10 thousand. The remaining $73 thousand of impairment losses recorded during 2001 related to common stock held in the available for sale equity securities portfolio, all of which stock was sold during 2002. Similarly, during 2000, an impairment loss on equity securities of $244 thousand was recorded. This loss resulted from the announcement that Safety Kleen Corp. had filed bankruptcy under Chapter 11. Heartland held 20,000 shares of Safety Kleen's common stock in its equity portfolio, which stock was sold during 2002.

Valuation adjustments on mortgage servicing rights totaled a $469 thousand loss during 2002. The valuation of Heartland's mortgage servicing rights declined since year-end 2001 as a result of the further drop in mortgage loan interest rates. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter.

NONINTEREST EXPENSE (Dollars in thousands)

                                        For the Years Ended
                                           December 31,
                                     2002      2001      2000
                                   ---------------------------
Salaries and employee
 benefits                          $28,571   $25,182   $23,645
Occupancy                            3,178     3,014     2,876
Furniture and equipment              3,273     3,144     2,989
Depreciation on equipment under
 operating leases                   11,555    11,805    11,199
Outside services                     4,318     3,433     2,634
FDIC deposit insurance
 assessment                            209       208       228
Advertising                          1,917     1,588     1,482
Goodwill amortization                    -     1,057     1,057
Core deposit premium amortization      495       615       757
Other noninterest expenses           9,255     8,287     7,203
                                   -------   -------   -------
Total noninterest expense          $62,771   $58,333   $54,070
                                   =======   =======   =======
Efficiency ratio(1)                 68.81%    73.98%    75.67%
                                   =======   =======   =======

(1) Noninterest expense divided by the sum of net interest income and noninterest income less securities gains.

The table shows Heartland's noninterest expense for the years indicated. Noninterest expense from continuing operations increased $4.4 million or 8% in 2002 and $4.3 million or 8% in 2001. Growth in some of these expenses began to taper off in 2001 as Heartland began to realize the full utilization of the resources it expended during the early stages of its 1999 and 2000 growth initiatives.

Salaries and employee benefits expense, the largest component of noninterest expense, experienced increases of $3.4 million or 13% and $1.5 million or 7% during 2002 and 2001, respectively. In addition to normal merit increases, these increases were also attributable to expansion efforts, primarily at New Mexico Bank & Trust. The number of full-time equivalent employees increased from 544 at December 31, 2000 to 581 at December 31, 2001, and 606 at December 31, 2002.

Fees for outside services increased $885 thousand or 26% during 2002 and $799 thousand or 30% during 2001. Contributing to these increases were the following:

     - A consultant was engaged to assist in the implementation of an overdraft privilege feature on Heartland's checking account products during 2001. The fee associated with these services was accrued and payable monthly during the last quarter of 2001 and throughout all of 2002 based upon the additional fees generated.

     -    Beginning in 2002, Heartland elected to engage Darling
          Consulting Group to provide balance sheet management advisory services. Included in these services are quarterly asset/liability management position assessments and strategy formulation.

     - As on-line banking has grown in popularity, Heartland has incurred additional costs to provide this service to its customers.

     - During 2002, legal fees were paid related to actions brought by Heartland to recover losses realized in an investment fund partnership, in which Heartland was a limited partner, and to resolve a dispute on the enforceability of a guarantee on a nonperforming commercial loan. Legal and professional fees related to Heartland's continuing exploration of potential acquisitions also were paid during 2001.

     - Beginning in 2001, Heartland elected to outsource its internal audit function instead of fully staffing an internal audit department.

     - As a result of enhancing the fleet card program at ULTEA, additional conversion costs were incurred during 2001.

During 2002, advertising/public relations expense increased $329 thousand or 21%. Dubuque Bank and Trust deposited $200 thousand into its charitable trust fund during 2002. This fund provides a source for future charitable giving.

Other noninterest expenses increased $968 thousand or 12% during 2002 and $1.1 million or 15% during 2001. A large portion of the 2002 increase was the result of additional processing fees related to increased activity in the merchant credit card processing area and additional minority interest related to the improved earnings at New Mexico Bank & Trust. During 2001, a large portion of the increase was also the result of additional processing fees related to increased activity in the merchant credit card processing area and growth in amortization and maintenance expense on software.

Heartland's adoption of the provisions of FAS 142 on January 1, 2002, and FAS 147 on September 30, 2002, discontinued the amortization of $16.1 million in unamortized goodwill. The amount of amortization expense recorded during both 2001 and 2000 on this goodwill was $1.1 million.

INCOME TAXES

Income tax expense increased $3.3 million or 57% for 2002 and $1.5 million or 36% for 2001, primarily as a result of increased pre-tax earnings. The discontinued operations and related gain on sale of our Eau Claire branch was responsible for $1.5 million or 45% of the 2002 increase in income taxes. Heartland's effective tax rate was 32.3% for 2002, 33.4% for 2001 and 30.5% for 2000.
The effective tax rate grew in 2001, in part, as a result of the amount of additional merger-related goodwill and other intangibles amortization expense recorded that was not deductible for federal income tax purposes. These expenses grew as a percentage of pre-tax income from 4.26% in 2000 to 5.71% in 2001. Tax-exempt interest income on securities and loans as a percentage of pre-tax income has varied over the past several years. Tax-exempt interest income was 10% of pre-tax income during 2002 and 2001 compared to 13% for 2000. In April of 2002, Dubuque Bank and Trust acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits apply to the 2002 tax year.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland's major source of income is interest on loans and leases. The table below presents the composition of Heartland's loan portfolio at the end of the years indicated.

LOAN PORTFOLIO (Dollars in thousands)

                                        December 31,
                                 2002                2001
                            Amount   Percent    Amount   Percent
                          ---------- -------  ---------- -------
Commercial and commercial
 real estate              $  743,520  63.10%  $  651,479  58.73%
Residential mortgage         145,931  12.39      168,912  15.23
Agricultural and
 agricultural real estate    155,596  13.21      145,460  13.11
Consumer                     120,853  10.26      127,874  11.53
Lease financing, net          12,308   1.04       15,570   1.40
                          ---------- -------  ---------- -------
Gross loans and leases     1,178,208 100.00%   1,109,295 100.00%
                                     =======             =======
Unearned discount             (2,161)             (3,457)
Deferred loan fees              (811)               (633)
                          ----------          ----------
Total loans and leases     1,175,236           1,105,205
Allowance for loan and
 lease losses                (16,091)            (14,660)
                          ----------          ----------
Loans and leases, net     $1,159,145          $1,090,545
                          ==========          ==========

LOAN PORTFOLIO (Dollars in thousands)

                                        December 31,
                                 2000                1999
                            Amount   Percent    Amount   Percent
                          ---------- -------  ---------- -------
Commercial and commercial
 real estate              $  550,366  52.62%  $  448,991  53.53%
Residential mortgage         215,638  20.62      180,347  21.50
Agricultural and
 agricultural real estate    133,614  12.78       92,936  11.08
Consumer                     128,685  12.30      103,608  12.35
Lease financing, net          17,590   1.68       12,886   1.54
                          ---------- -------  ---------- -------
Gross loans and leases     1,045,893 100.00%     838,768 100.00%
                                     =======             =======
Unearned discount             (3,397)             (3,169)
Deferred loan fees              (400)               (453)
                          ----------          ----------
Total loans and leases     1,042,096             835,146
Allowance for loan and
 lease losses                (13,592)            (10,844)
                          ----------          ----------
Loans and leases, net     $1,028,504          $  824,302
                          ==========          ==========

LOAN PORTFOLIO (Dollars in thousands)

                                         December 31,
                                             1998
                                       Amount     Percent
                                      --------    -------
Commercial and commercial
 real estate                          $277,765     46.88%
Residential mortgage                   156,415     26.40
Agricultural and
 agricultural real estate               77,211     13.03
Consumer                                72,642     12.26
Lease financing, net                     8,508      1.43
                                      --------    -------
Gross loans and leases                 592,541    100.00%
                                                  =======
Unearned discount                       (2,136)
Deferred loan fees                        (272)
                                      --------
Total loans and leases                 590,133
Allowance for loan and
 lease losses                           (7,945)
                                      --------
Loans and leases, net                 $582,188
                                      ========

The table below sets forth the remaining maturities by loan and lease category.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES(1)
December 31, 2002 (Dollars in thousands)

                                              Over 1 Year
                                             Through 5 Years
                              One Year     Fixed     Floating
                               or less      Rate       Rate
                            ----------------------------------
Commercial and commercial
 real estate                $  261,341   $  244,846 $  154,777
Residential mortgage            62,087       19,492     20,760
Agricultural and
 agricultural real estate       73,565       39,231     25,708
Consumer                        33,319       48,762     13,075
Lease financing, net             3,876        8,142          -
                            ----------   ---------- ----------
Total                       $  434,188   $  360,473 $  214,320
                            ==========   ========== ==========

                                 Over 5 Years
                               Fixed      Floating
                               Rate         Rate        Total
                            ----------------------------------
Commercial and commercial
 real estate                $   30,146   $   52,410 $  743,520
Residential mortgage            13,235       30,357    145,931
Agricultural and
 agricultural real estate        5,970       11,122    155,596
Consumer                         4,973       20,724    120,853
Lease financing, net               290            -     12,308
                            ----------   ---------- ----------
Total                       $   54,614   $  114,613 $1,178,208
                            ==========   ========== ==========

(1) Maturities based upon contractual dates.

Heartland experienced growth in net loans and leases during both 2002 and 2001. This growth was $68.6 million or 6% in 2002 and $62.0 million or 6% in 2001. Exclusive of the $30.0 million loans included in the sale of the Eau Claire branch, net loans and leases grew by $98.6 million or 9% during 2002. This increase was attributable to growth in the commercial and agricultural loan portfolios and would have been more significant had the mortgage and consumer loan portfolios not experienced declines. Loan growth during 2001 was slower than during 2000 due to paydowns experienced in the mortgage loan portfolio and reduced demand in the commercial loan portfolio, particularly during the first half of the year. Growth in the commercial loan portfolio increased during the remaining half of 2001 and continued into 2002.

The largest growth occurred in commercial and commercial real estate loans, which increased $92.0 million or 14% during 2002 and $101.1 million or 18% during 2001. All the loans included in the Eau Claire branch sale were classified as commercial and commercial real estate. Exclusive of those loans, this category of the loan portfolio grew $122.0 million or 20%. All the bank subsidiaries, except for First Community Bank, experienced growth in this loan category, principally as a result of continued calling efforts.

Agricultural and agricultural real estate loans outstanding experienced an increase of $10.1 million or 7% during 2002. Over 75% of this growth occurred at Dubuque Bank and Trust Company, Heartland's flagship bank in Dubuque, Iowa. During 2001, agricultural and agricultural real estate loans outstanding grew $11.8 million or 9%, the majority of which occurred at New Mexico Bank & Trust's office in Clovis and at Dubuque Bank and Trust Company.

The residential mortgage loan portfolio experienced a decline of $23.0 million or 14% during 2002 and $46.7 million or 22% during 2001, as customers refinanced their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. Heartland's servicing portfolio was $268.6 million at year-end 2001 and $395.1 million at December 31, 2002. During both years, long-term rates were at all-time lows and many customers were anxious to lock in these low rates for a longer period of time on their mortgage loans.

Consumer loan outstandings declined $7.0 million or 5% during 2002, as the economy continued to weaken and consumers were provided other sources of financing, e.g., zero percent automobile financing through dealerships. During 2001, consumer loan outstandings remained relatively flat, as the economy began to weaken and consumers were provided other sources of financing.

Although the risk of nonpayment for any reason exists with respect to all loans, specific risks are associated with each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower's management and the impact of national and regional economic factors. Additionally, risks associated with commercial and agricultural real estate loans include fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those on residential real estate, are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. Heartland monitors its loan concentrations and does not believe it has concentrations in any specific industry.

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

NONPERFORMING LOANS AND LEASES AND OTHER NONPERFORMING ASSETS

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated.

NONPERFORMING ASSETS (Dollars in thousands)

                                        December 31,
                             2002   2001   2000    1999   1998
                           ------------------------------------
Nonaccrual loans and
 leases                    $3,944  $7,269 $5,860  $1,414 $1,324
Loan and leases
 contractually past
 due 90 days or more          541     500    523     236    426
Restructured loans
 and leases                     -     354    357       -      -
                           ------  ------ ------  ------ ------
Total nonperforming
 loans and leases           4,485   8,123  6,740   1,650  1,750
Other real estate             452     130    489     514    832
Other repossessed assets      279     343    219     138    102
                           ------  ------ ------  ------ ------
Total nonperforming assets $5,216  $8,596 $7,448  $2,302 $2,684
                           ======  ====== ======  ====== ======
Nonperforming loans and
 leases to total loans
 and leases                 0.38%   0.73%  0.65%   0.20%  0.30%

Nonperforming assets
 to total loans and
 leases plus repossessed
 property                   0.44%  0.78%   0.71%   0.28%  0.45%

Nonperforming assets to
 total assets               0.29%  0.52%   0.51%   0.19%  0.28%


Under Heartland's internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system, which assigns a rating on each loan and lease within the portfolio based on the borrower's financial position, repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland's credit quality figures, which compare favorably to peer data in the Bank Holding Company Performance Reports published by the Federal Reserve Board for bank holding companies with total assets of $1 to $3 billion. In this report, the peer group reported nonperforming assets to total assets of 0.63% and 0.59% for September 30, 2002, and December 31, 2001, respectively. Heartland's ratios at December 31, 2002 and 2001, were 0.29% and 0.52%, respectively.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, decreased to .38% of total loans and leases at December 31, 2002, compared to .73% of total loans and leases at December 31, 2001. A portion of this decrease was the result of one large credit that was partially paid off. Nonperforming loans increased to 0.73% of total loans and leases at December 31, 2001, compared to 0.65% of total loans and leases at December 31, 2000. Contributing to this increase in nonperforming loans at year-end 2001 were a $1.4 million and $1.5 million increase at Wisconsin Community Bank and New Mexico Bank & Trust, respectively. These increases were attributable to a few large credits and not felt to be an indication of a trend in either of these newer markets for Heartland. These increases were offset by a $2.3 million reduction in nonperforming loans at Dubuque Bank and Trust Company, as payments totaling $1.5 million were received during the first quarter of 2001 and a $900 thousand charge-off was recorded during the last quarter of 2001 on the same credit. Workout plans are in process on a majority of Heartland's nonperforming loans and, because of the net realizable value of collateral, guarantees and other factors, anticipated losses on these credits are expected to be minimal. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of this report.

The allowance for loan and lease losses increased by $1.4 million or 10% during 2002 and $1.1 million or 8% during 2001. The allowance for loan and lease losses at December 31, 2002, was 1.37% of loans and 359% of nonperforming loans, compared to 1.33% of loans and 180% of nonperforming loans, at year-end 2001. A portion of the growth in the allowance for loan and lease losses occurred as a result of the expansion of the loan portfolio during both years.

During 2002, Heartland recorded net charge offs of $1.8 million compared to $3.2 million in 2001. The decrease in net charge-offs during 2002 was primarily the result of a large recovery on a prior year charge-off. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $1.2 million or 66% of total net charge-offs during 2002 compared to $1.0 million or 32% during 2001. Increased losses at Citizens relate directly to the rapid growth it experienced during the previous two years with expansion into the Rockford, Illinois, market. Identification of problem loans in a portfolio begin to occur as the portfolio matures. Additionally, the weakened economy has affected the ability of borrowers to repay their consumer loans. Net losses as a percentage of average gross loans at Citizens were 5.17% for 2002 compared to 4.37% for 2001. Loans with payments past due for more than thirty days at Citizens remained constant at 5.30% of gross loans at December 31, 2001 and 5.27% at December 31, 2002.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                 For the years ended
                                       December 31,
                         2002    2001     2000     1999     1998
                      ------------------------------------------
Allowance at
 beginning of year    $14,660  $13,592  $10,844 $ 7,945   $7,362
Charge-offs:
 Commercial and
  commercial real
  estate                  795    1,477      407      81      289
 Residential mortgage      38       32       54       -       20
 Agricultural and
  agricultural real
  estate                  279      463      580       8       41
 Consumer               2,085    1,785    1,239     546      473
 Lease financing            6        -        -       -        -
                      -------  -------  -------  ------   ------
Total charge-offs       3,203    3,757    2,280     635      823
                      -------  -------  -------  ------   ------
Recoveries:
 Commercial and
  commercial
  real estate             836       79       97      74      372
 Residential mortgage       8        -        4      12        -
 Agricultural and
  agricultural
  real estate             177      108      176       6        1
 Consumer                 389      355      308     151       82
 Lease financing            -        -        -       -        -
                      -------  -------  -------  ------   ------
 Total recoveries       1,410      542      585     243      455
                      -------  -------  -------  ------   ------
Net charge-offs(1)      1,793    3,215    1,695     392      368
Provision for loan
 and lease losses
 from continuing
 operations             3,553    4,258    2,976   2,550      951
Provision for loan
 and lease losses
 from discontinued
 operations              (329)      25      325      76        -
Additions related
 to acquisitions            -        -    1,142     665        -
                      -------  -------  -------  ------   ------
Allowance at end
 of year              $16,091  $14,660  $13,592 $10,844   $7,945
                      =======  =======  =======  ======   ======
Net charge-offs to
 average loans and
 leases                 0.16%    0.30%    0.17%   0.06%    0.07%
                      =======  =======  =======  ======   ======

(1) Includes net charge-offs at Citizens Finance, Heartland's consumer finance company, of $1,182 for 2002 $1,043 for 2001, $614 for 2000, $256 for 1999,and $278 for 1998.

The table below shows Heartland's allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves. The amount of unallocated reserves has decreased over the past two years as Heartland has enhanced its allowance adequacy methodology to identify a specific allowance for each credit.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                    As of December 31,
                                2002                2001
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                         Amount    Leases     Amount   Leases
                         ------    --------   ------   --------
Commercial and
 commercial real
 estate                  $ 8,408    63.10%   $ 7,534    58.73%
Residential
 mortgage                  1,328    12.39      1,192    15.23
Agricultural and
 agricultural real
 estate                    2,239    13.21      2,214    13.11
Consumer                   2,083    10.26      2,009    11.53
Lease financing              140     1.04        162     1.40
Unallocated                1,893        -      1,549        -
                         -------   -------   -------   -------
                         $16,091   100.00%   $14,660   100.00%
                         =======   =======   =======   =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                   As of December 31,
                               2000                1999
                         ---------------------------------------
                                   Loan/               Loan/
                                   Lease               Lease
                                   Category            Category
                                   to Gross            to Gross
                                   Loans &             Loans &
                        Amount    Leases     Amount    Leases
                       -------     -------    ------   -------
Commercial and
 commercial real
 estate                $ 7,324      52.62%    $ 6,108   53.53%
Residential
 mortgage                1,004      20.62         756   21.50
Agricultural and
 agricultural real
 estate                  2,377      12.78       1,016   11.08
Consumer                 1,743      12.30       1,917   12.35
Lease financing            106       1.68          91    1.54
Unallocated              1,038          -         956       -
                       -------     -------    -------  -------
                       $13,592     100.00%    $10,844  100.00%
                       =======     =======    =======  =======

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)

                                    As of December 31, 1998
                                   --------------------------
                                                  Loan/
                                                  Lease
                                                  Category
                                                  to Gross
                                                  Loans &
                                     Amount       Leases
                                     ------       -------
Commercial and commercial
 real estate                         $2,180        46.88%
Residential mortgage                    697        26.40
Agricultural and agricultural
 real estate                            583        13.03
Consumer                              1,096        12.26
Lease financing(1)                       44         1.43
Unallocated                           3,345            -
                                     ------       -------
                                     $7,945       100.00%
                                     ======       =======

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 22% of total assets at December 31, 2002, as compared to 20% at December 31, 2001. As loan growth lagged deposit growth during the first half of 2002, the amount of securities held in Heartland's portfolio was increased. Additionally, Heartland increased its securities portfolio as opposed to holding excess liquidity in lower-yielding federal funds sold.

During 2002, management changed the composition of the securities portfolio. Additional paydowns received on mortgage-backed securities were replaced with short-term U.S. government agency securities and municipal securities. Management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. Also to improve net interest margin, management elected to reduce its fed funds and money market instruments position and invest in short-term U.S. treasury and government agency securities.

During 2001, as Heartland's interest rate forecast changed to one of rising rates, except for the short end of the yield curve, management elected to shift a portion of its securities portfolio into mortgage-backed securities from U.S. government agencies. Tightly structured tranches in well-seasoned mortgage-backed securities were purchased to enhance the performance of the portfolio given a rise in interest rates.

Heartland implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. At that date, all investments previously included in Heartland's held to maturity investment portfolio were reclassified to the available for sale investment portfolio. The tables below present the composition and maturities of the securities portfolio by major category.


SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)

                                           Total
                                                  % of
December 31, 2002                    Amount    Portfolio
                                     -------------------
U.S. government corporations
 and agencies and treasuries         $101,339      25.99%
Mortgage-backed securities            187,318      48.04
States and political
 subdivisions                          71,391      18.31
Other securities                       29,852       7.66
                                     --------     -------
Total                                $389,900     100.00%
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
                                     ========     =======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                                               After One But
                          Within One Year    Within Five Years
                          ---------------    -----------------
December 31, 2002          Amount   Yield     Amount    Yield
                          ------------------------------------
U.S. government
 corporations and
 agencies and
 treasuries               $45,879    5.84%   $ 49,881    4.77%
Mortgage-backed
 securities                52,093    4.83     117,709    4.58
States and political
 subdivisions(1)              460    2.93       7,006    6.42
                          -------            --------
Total                     $98,432    5.29%   $174,596    4.71%
                          =======   ======   ========  =======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                           After Five But
                          Within Ten Years   After Ten Years
                          ----------------   -----------------
December 31, 2002          Amount   Yield     Amount    Yield
                          ------------------------------------
U.S. government
 corporations and
 agencies and
 treasuries               $ 5,579    3.25%   $     -        -%
Mortgage-backed
 securities                 8,999    5.85      8,517     6.42
States and political
 subdivisions(1)           27,105    7.13     36,820     7.53
                          -------            -------
Total                     $41,683    6.34%   $45,337     7.32%
                          =======  =======   =======    ======

SECURITIES PORTFOLIO MATURITIES (Dollars in thousands)

                                             Total
December 31, 2002                     Amount       Yield
                                     -------------------
U.S. government corporations
 and agencies and treasuries         $101,339       5.17%
Mortgage-backed securities            187,318       4.79
States and political
 subdivisions(1)                       71,391       7.24
                                     --------
Total                                $360,048       5.39%
                                     ========      ======

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% income tax rate.

DEPOSITS AND BORROWED FUNDS

Total average deposits experienced an increase of $99.4 million or 9% during 2002 compared to an increase of $144.2 million or 14% during 2001. Total average deposits were $1.252 billion during 2002, $1.153 billion during 2001 and $1.009 billion during 2000. The Eau Claire branch sale included deposits of $6.7 million. Exclusive of those deposits, growth in average deposits was $106.1 million or 9% during 2002. Increases in total deposits occurred at all of the bank subsidiaries except for First Community Bank.

All deposit categories, except for time deposits over $100,000, experienced growth during 2002. Average demand deposit account balances increased $24.4 million or 17%. All the Heartland bank subsidiaries experienced double-digit growth in these balances except for First Community Bank. Average savings deposit account balances increased by $60.8 million or 14% and average time deposits under $100,000 grew by $33.3 million or 8% during 2002. With the continued instability in the equity markets, many customers have elected to keep funds on deposit in financial institutions. Additionally, as long-term rates have continued at all-time lows, efforts were focused at attracting customers into certificates of deposit with a maturity exceeding two years. A portion of the growth in certificate of deposit account balances was also attributable to the implementation of a balance sheet management strategy that included the acquisition of brokered deposits. Average balances in time deposits over $100,000 decreased during 2002 by $19.1 million or 13%. These accounts are typically obtained via a bidding process and Heartland management elected to not aggressively pursue these deposits.

During 2001, the demand and savings deposit categories experienced growth in excess of 10% and most of this growth was reflective of increased marketing efforts and customers' election to keep funds on deposit in a financial institution as the volatility in the stock market continued. Half of the $15.8 million or 13% growth in average demand deposits occurred at New Mexico Bank & Trust in Albuquerque, New Mexico. The $42.9 million or 11% growth in average savings deposits resulted from growth in all of the markets served by the Heartland banks. The money market product line was enhanced during 2000 and much of the growth in savings was attributable to marketing efforts focused on attracting new customers into this product line, as well as, customers' election to keep funds on deposit in a financial institution as the volatility in the stock market continued. Average time deposits grew by $85.5 million or 17%. Again, all the Heartland banks experienced growth in this deposit category. As long-term rates moved downward during 2001, efforts were initiated to attract customers into certificates of deposit with a maturity exceeding two years.

The table below sets forth the distribution of Heartland's average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS (Dollars in thousands)
For the year ended December 31, 2002
                                                Percent
                                      Average      of
                                      Balance   Deposits  Rate
                                     --------------------------
Demand deposits                      $  164,280  13.12%      -%
Savings accounts                        488,756  39.03    1.37
Time deposits less than $100            474,817  37.92    4.41
Time deposits of $100 or more           124,321   9.93    3.62
                                     ---------- -------
Total deposits                       $1,252,174 100.00%
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
                                     ========== =======


The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2002.

Time Deposits $100,000 and Over (Dollars in thousands)

                                            December 31,
                                                2002
                                            ------------
3 months or less                              $ 44,805
Over 3 months through 6 months                  26,221
Over 6 months through 12 months                 25,284
Over 12 months                                  29,918
                                              --------
                                              $126,228
                                              ========

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At year-end 2002, the $161.4 million of short-term borrowings was consistent with the $160.7 million outstanding at year-end 2001.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances declined $9.6 million since year-end 2001 as interest rates continued at all-time low levels and some of these repurchase agreement customers elected to invest a portion of their excess funds in higher-yielding products. From year-end 2000 to year-end 2001, these balances grew from $93.0 million to $108.6 million, principally as a result of the entry into new markets.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At December 31, 2002, $25.0 million was outstanding as compared to $29.2 million at December 31, 2001.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS (Dollars in thousands)

                                          At or for the
                                      Year Ended December 31,
                                      2002     2001      2000
                                   ----------------------------
Balance at end of period           $161,379  $160,703  $139,909
Maximum month-end amount
 outstanding                        161,379   162,744   144,604
Average month-end amount
 outstanding                        140,282   151,139   122,777
Weighted average interest
 rate at year-end                     1.59%     1.39%     5.60%
Weighted average interest
 rate for the year                    1.96%     3.96%     5.79%


Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $126.3 million on December 31, 2002, compared to $143.8 million on December 31, 2001. The change in these account balances primarily resulted from activity in the bank subsidiaries' borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 2002, and December 31, 2001, were $72.5 million and $86.5 million, respectively. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years.
As advance rates moved downward during 2001 to historically low levels, Heartland elected to obtain additional advances to lock in funding for anticipated fixed-rate commercial loan growth and replace the maturity of advances during the first half of 2002.

Additionally, balances outstanding on capital securities issued by Heartland are included in total other borrowings. The issuance in October of 1999 for $25.0 million bears an annual rate of 9.60% and matures on September 30, 2029. A private placement offering for $8.0 million was completed in December of 2001. This variable rate issuance matures on December 18, 2031, and bears interest at the rate of 3.60% per annum over the three-month LIBOR rate, as calculated each quarter. An additional private placement offering for $5.0 million was completed in June of 2002. This additional variable rate issuance matures on June 30, 2032, and bears interest at the rate of 3.65% per annum over the three-month LIBOR rate, as calculated each quarter.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2002:

                                   Payments Due By Period
                             ----------------------------------
                             Less                         More
                             Than      One-      Three-   Than
                             One        Three    Five     Five
                  Total      Year      Years     Years    Years
Contractual
 Obligations:

 Long-term debt
   obligations   $126,299  $ 10,157  $ 46,824  $ 20,578 $ 48,740
 Operating lease
   obligations      3,277       536     1,258       772      711
 Purchase
   obligations      4,469     3,845       624         -        -
 Other long-term
   liabilities      4,359         -     3,610         -      749
                 --------  --------  --------  -------- --------
Total contractual
  obligations    $138,404  $ 14,538  $ 52,316  $ 21,350 $ 50,200
                 ========  ========  ========  ======== ========
Other
 commitments:
 Lines of credit $391,144  $237,849  $ 57,398  $ 17,433 $ 78,464
 Standby letters
   of credit       11,803     9,543       307        55    1,898
 Other
   commitments     21,418    21,418         -         -       -
                 --------  --------  --------  -------- --------
Total other
  commitments    $424,365  $268,810  $ 57,705  $ 17,488 $ 80,362
                 ========  ========  ========  ======== ========

Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

CAPITAL RESOURCES

Heartland's risk-based capital ratios, which take into account the different credit risks among banks' assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 10.65% and 11.86%, respectively, on December 31, 2002, compared with 9.71% and 10.89%, respectively, on December 31, 2001, and 8.74% and 9.90%, respectively, on December 31, 2000. At December 31, 2002, Heartland's leverage ratio, the ratio of Tier 1 capital to total average assets, was 8.24% compared to 7.53% and 7.25% at December 31, 2001 and 2000, respectively. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 4%, respectively. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution's category.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. Pending regulatory approval, the new bank is expected to begin operations in the summer of 2003. Heartland's portion of the $15.0 million initial capital investment is $12.0 million, of which $500 thousand has already been advanced. Heartland intends to fund this transaction through its revolving credit line.

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

In June of 2000, Heartland offered a portion of its shares of New Mexico Bank & Trust's common stock to interested investors. In no case would Heartland's interest be allowed to fall below 80%. All minority stockholders, including the initial investors, entered into a stock transfer agreement before shares were issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor on April 9, 2003. As of December 31, 2002, Heartland's ownership in New Mexico Bank & Trust was 86%.

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

On June 27, 2002, Heartland completed a private placement offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. All of these securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2002.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. All of these securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2002.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of December 31, 2002.

Expansion efforts are underway at Wisconsin Community Bank, as it committed to the construction of a 3-story, 20,000 square foot building in Fitchburg, a suburb southwest of Madison. The bank will occupy the first floor and financially related companies or law offices will occupy the top two floors. Wisconsin Community Bank's share of the construction costs on this project is estimated at $2.5 million. This project is well underway with completion targeted for March of 2003.

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

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. Representative of this was the entrance into a new market at the beginning of 2003 by our bank subsidiary in New Mexico with the opening of a branch in Santa Fe. Future expenditures relating to these efforts are not estimable at this time.

Heartland's capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS(1) (Dollars in thousands)

                                    December 31,
                              2002                2001
                        Amount     Ratio    Amount     Ratio
                      --------------------------------------
Capital Ratios:
Tier 1 capital        $  141,918   10.65% $  121,112    9.71%
Tier 1 capital
 minimum
 requirement              53,298    4.00      49,891    4.00
                      ----------   ------ ----------   ------
 Excess               $   88,620    6.65% $   71,221    5.71%
                      ==========   ====== ==========   ======
Total capital         $  158,010   11.86% $  135,770   10.89%
Total capital
 minimum
 requirement             106,596    8.00      99,782    8.00
                      ----------   ------ ----------   ------
 Excess               $   51,414    3.86% $   35,988    2.89%
                      ==========   ====== ==========   ======
Total risk-
 adjusted
 assets               $1,332,451          $1,247,274
                      ==========          ==========

RISK-BASED CAPITAL RATIOS(1) (Dollars in thousands)

                                         December
                                           2000
                                     Amount    Ratio
                                   ------------------
Capital Ratios:
Tier 1 capital                     $  102,443   8.74%
Tier 1 capital
 minimum
 requirement                           46,878   4.00
                                   ----------  ------
 Excess                            $   55,565   4.74%
                                   ==========  ======
Total capital                      $  116,034   9.90%
Total capital
 minimum
 requirement                           93,756   8.00
                                   ----------  ------
 Excess                            $   22,278   1.90%
                                   ==========  ======
Total risk-
 adjusted
 assets                            $1,171,951
                                   ==========


(1)  Based on the risk-based capital guidelines of the Federal
     Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1) (Dollars in thousands)

                                    December 31,
                              2002                2001
                        Amount     Ratio    Amount     Ratio
                      --------------------------------------
Capital Ratios:
Tier 1 capital        $  141,918   8.24%  $  121,112   7.53%
Tier 1 capital
 minimum
 requirement(2)           68,883   4.00       64,336   4.00
                      ----------   -----  ----------   -----
Excess                $   73,035   4.24%  $   56,776   3.53%
                      ==========   =====  ==========   =====
Average adjusted
 assets               $1,722,077          $1,608,402
                      ==========          ==========

LEVERAGE RATIOS(1) (Dollars in thousands)

                                        December
                                          2000
                                    Amount    Ratio
                                  ------------------
Capital Ratios:
Tier 1 capital                     $  102,443   7.25%
Tier 1 capital
 minimum
 requirement(2)                        56,492   4.00
                                   ----------  ------
 Excess                            $   45,951   3.25%
                                   ==========  ======
Average adjusted
 assets                            $1,412,304
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

OTHER DEVELOPMENTS

At its regular board meeting held on January 21, 2003, Heartland appointed John W. Cox Jr. as a director. Mr. Cox is a partner with the law firm of Cox and Ward, P.C. in Galena, Illinois, and a former Member of the U.S. House of Representatives from Illinois' 16th District. He serves on the board of directors of Galena State Bank and Trust, a Heartland bank subsidiary. Mr. Cox's appointment fills the vacancy created last January by the resignation of Gregory R. Miller. At Heartland's annual stockholders meeting in May, Mr. Cox will stand for election to a full term.

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

Heartland's revolving credit agreements provide a maximum borrowing capacity of $50.0 million. As of December 31, 2002, these credit agreements provided an additional borrowing capacity of $25.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2002, Heartland was in compliance with the covenants contained in these credit agreements.

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

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland management team and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of Heartland's and each of the bank subsidiaries' balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Through the use of these tools, Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant. Management does not believe that Heartland's primary market risk exposures and how those exposures were managed in 2002 have materially changed when compared to 2001.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of December 31, 2002, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $1.7 million as of December 31, 2002.

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

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TABLE OF MARKET RISK-SENSITIVE INSTRUMENTS (Dollars in thousands)
December 31, 2002

MATURING IN:                  2003       2004     2005    2006
                          --------------------------------------
ASSETS
Federal funds sold and
 other short-term
 investments              $   39,886 $      - $      -  $      -
Time deposits in other
 financial institutions          587        -    1,090         -
Trading securities                 -        -        -         -
Securities available
  for sale                    98,432   76,167   64,109    27,059
Loans and leases:
 Fixed rate loans            198,504  128,673  120,320    60,390
 Variable rate loans         232,712   71,125   59,118    34,711
                          ---------- -------- --------  --------
Loans and leases, net        431,216  199,798  179,438    95,101
                          ---------- -------- --------  --------
Total Market Risk-
 Sensitive Assets         $  570,121 $275,965 $244,637  $122,160
                          ========== ======== ========  ========
LIABILITIES
Savings                   $  511,979 $      - $      -  $      -
Time deposits:
 Fixed rate time
  certificates less
  than $100                  208,531   86,806   76,889    25,343
 Variable rate time
  certificates less
  than $100                    8,389    4,227        5         2
                          ---------- -------- --------  --------
Time deposits less
 than $100                   216,920   91,033   76,894    25,345
Time deposits of
 $100 or more                 96,310   12,741    6,656     1,936
Federal funds purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings                  161,379        -        -         -
Other borrowings:
 Fixed rate borrowings        10,157   22,659   24,165    20,538
 Variable rate borrowings          -        -        -         -
                          ---------- -------- --------  --------
Other borrowings              10,157   22,659   24,165    20,538
                          ---------- -------  --------  --------
Total Market Risk-
 Sensitive Liabilities    $  996,745 $126,433 $107,715  $ 47,819
                          ========== ======== ========  ========

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TABLE OF MARKET RISK-SENSITIVE INSTRUMENTS (Dollars in thousands)
December 31, 2002

                                              Average  Estimated
                                              Interest    Fair
MATURING IN:         2007  Thereafter   Total   Rate     Value
                  ----------------------------------------------
ASSETS
Federal funds sold
 and other short-
 term investments $      -  $      - $   39,886 1.09% $   39,886
Time deposits in
 other financial
 institutions            -         -      1,677 6.14       1,677
Trading securities                 -      915          915  1.22
915
Securities
 available for
 sale                7,261   116,872    389,900 5.39     389,900
Loans and leases:
 Fixed rate loans   51,090    54,614    613,591 7.58     656,755
 Variable rate
  loans             49,366   114,613    561,645 5.99     568.657
                  --------  -------- ----------       ----------
Loans and leases,
 net               100,456   169,227  1,175,236        1,225,412
                  --------  -------- ----------       ----------
Total Market Risk-
 Sensitive Assets $107,717  $287,014 $1,607,614       $1,657,790
                  ========  ======== ==========       ==========
LIABILITIES
Savings           $      -  $      - $  511,979 1.04% $  511,979
Time deposits:
 Fixed rate time
  certificates
  less than $100    91,636       434    489,639 3.93     521,024
 Variable rate
  time
  certificates
  less than $100         -         -     12,623 3.62      12,623
                  --------  -------- ----------       ----------
Time deposits less
 than $100          91,636       434    502,262          533,647
Time deposits of
 $100 or more        8,585         -    126,228 3.10     129,603
Federal funds
 purchased,
 securities sold
 under repurchase
 agreements and
 other short-term
 borrowings              -         -    161,379 1.39     161,379
Other borrowings:
 Fixed rate
 borrowings             40    35,740    113,299 6.10     152,133
 Variable rate
 borrowings              -    13,000     13,000 5.02      13,000
                  --------  -------- ----------       ----------
Other borrowings        40    48,740    126,299          165,133
                  --------  -------- ----------       ----------
Total Market Risk-
 Sensitive
 Liabilities      $100,261  $ 49,174 $1,428,147       $1,501,741
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

CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, Heartland's Chief Executive Officer and Chief Financial Officer concluded that Heartland's disclosure controls and procedures are effective. There have been no significant changes in Heartland's internal controls or in other factors that could significantly affect Heartland's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 2002 and 2001
          (Dollars in thousands, except per share data)

                              Notes      2002           2001
                              -----   ----------     ----------
ASSETS
Cash and due from banks         4     $   61,106     $   45,738
Federal funds sold and other
 short-term investments                   39,886         47,812
                                      ----------     ----------
Cash and cash equivalents                100,992         93,550
Time deposits in other
 financial institutions                    1,677            564
Securities:                     5
 Trading, at fair value                      915          1,528
 Available for sale-at fair
   value (cost of $381,398 for
   2002 and $318,342 for 2001)           389,900        323,689
Loans and leases:               6
 Held for sale                            23,167         26,967
 Held to maturity                      1,152,069      1,078,238
Allowance for loan and
 lease losses                   7        (16,091)       (14,660)
                                      ----------     ----------
Loans and leases, net                  1,159,145      1,090,545
Assets under operating leases             30,367         35,427
Premises, furniture and
 equipment, net                 8         35,591         31,482
Other real estate, net                       452            130
Goodwill                                  16,050         16,050
Core deposit premium
 and mortgage servicing rights  9          4,879          4,655
Other assets                              46,011         46,444
                                      ----------     ----------
TOTAL ASSETS                          $1,785,979     $1,644,064
                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:                       10
 Demand                               $  197,516     $  160,742
 Savings                                 511,979        493,374
 Time                                    628,490        551,043
                                      ----------     ----------
Total deposits                         1,337,985      1,205,159
Short-term borrowings           11       161,379        160,703
Other borrowings                12       126,299        143,789
Accrued expenses and other
 liabilities                              36,275         27,323
                                      ----------     ----------
TOTAL LIABILITIES                      1,661,938      1,536,974
                                     -----------     ----------
STOCKHOLDERS' EQUITY:     16,17,18,19
Preferred stock
 (par value $1 per
 share; authorized,
 184,000 shares and
 200,000 shares at
 December 31, 2002, and
 December 31, 2001,
 respectively; none issued
 or outstanding)                               -              -
Series A Junior Participating
 preferred stock (par value
 $1 per share; authorized,
 16,000 shares at December 31,
 2002; none issued or
 outstanding)                                  -              -
Common stock
 (par value $1 per share;
 authorized, 16,000,000 shares
 and 12,000,000 shares at December
 31, 2002, and December 31,
 2001, respectively; issued,
 9,905,783 shares at December 31,
 2002, and December 31, 2001)              9,906          9,906
Capital surplus                           16,725         18,116
Retained earnings                         94,048         79,107
Accumulated other
 comprehensive income                      4,230          3,565
Treasury stock at cost
 (59,369 shares at December
 31, 2002, and 226,031 shares
 at December 31, 2001,
 respectively)                              (868)        (3,604)
                                      ----------     ----------
TOTAL STOCKHOLDERS' EQUITY               124,041        107,090
                                      ----------     ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $1,785,979     $1,644,064
                                      ==========     ==========

See accompanying notes to consolidated financial statements.


                CONSOLIDATED STATEMENTS OF INCOME
      For the years ended December 31, 2002, 2001 and 2000
          (Dollars in thousands, except per share data)

                         Notes     2002       2001      2000
                         -----   --------   --------  --------
INTEREST INCOME:
Interest and fees on
  loans and leases          6    $ 83,553  $ 89,452  $ 87,653
Interest on securities:
  Taxable                          13,132    14,143    11,824
  Nontaxable                        2,757     1,790     1,814
Interest on federal funds sold        322     1,981       911
Interest on interest bearing
  deposits in other financial
  institutions                        248       243       333
                                 --------- --------  --------
TOTAL INTEREST INCOME             100,012   107,609   102,535
                                 --------- --------  --------
INTEREST EXPENSE:
Interest on deposits       10      31,395    45,783    43,141
Interest on short-term
  borrowings                        2,643     4,515     6,986
Interest on other borrowings        8,294     8,322     8,551
                                 --------- --------  --------

TOTAL INTEREST EXPENSE             42,332    58,620    58,678
                                 --------- --------  --------
NET INTEREST INCOME                57,680    48,989    43,857
Provision for loan and
  lease losses              7       3,553     4,258     2,976
                                 --------- --------  --------
Net interest income after
  provision for loan and
  lease losses                     54,127    44,731    40,881
                                 --------- --------  --------

NONINTEREST INCOME:
Service charges and fees            8,089     6,308     5,357
Trust fees                          3,407     3,148     3,088
Brokerage commissions                 658       615       846
Insurance commissions                 765       807       862
Securities gains, net                 790     1,489       501
Loss on trading account
  securities                         (598)     (417)        -
Impairment loss on equity
  securities                         (267)     (773)     (244)
Rental income on operating
  leases                           14,602    15,446    14,918
Gains on sale of loans              4,656     2,738       521
Valuation adjustment on
  mortgage servicing rights          (469)        -         -
Other noninterest income            1,124       900     1,130
                                 --------- --------   -------
TOTAL NONINTEREST INCOME           32,757    30,261    26,979
                                 --------- --------   -------
NONINTEREST EXPENSES:
Salaries and employee
  benefits                 15      28,571    25,182    23,645
Occupancy                  16       3,178     3,014     2,876
Furniture and equipment             3,273     3,144     2,989
Depreciation on equipment
  under operating leases           11,555    11,805    11,199
Outside services                    4,318     3,433     2,634
FDIC deposit insurance
  assessment                          209       208       228
Advertising                         1,917     1,588     1,482
Goodwill amortization                   -     1,057     1,057
Core deposit premium
  amortization                        495       615       757
Other noninterest expenses          9,255     8,287     7,203
                                 --------- --------  --------
TOTAL NONINTEREST EXPENSES         62,771    58,333    54,070
                                 --------- --------  --------
Income before income taxes         24,113    16,659    13,790
Income taxes               14       7,523     5,530     4,211
                                 --------- --------  --------
INCOME FROM CONTINUING
  OPERATIONS                       16,590    11,129     9,579
Discontinued operations:
  Income from operation of
    discontinued branch
    (including gain on sale
    of $2,602)                      3,751       469        12
  Income taxes                      1,474       184         5
                                 --------  --------  --------
Income on discontinued
  operation                         2,277       285         7
                                 --------  --------  --------

NET INCOME                       $ 18,867  $ 11,414  $  9,586
                                 ========  ========  ========
EARNINGS PER COMMON SHARE-BASIC  $   1.93  $   1.19  $   1.00
                                 ========= ========  ========
EARNINGS PER COMMON SHARE-
  DILUTED                        $   1.91  $   1.18  $   0.98
                                 ========  ========  ========

CASH DIVIDENDS DECLARED PER
  COMMON SHARE                   $   0.40  $   0.37  $   0.36
                                 ========  ========  ========

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME
      For the years ended December 31, 2002, 2001 and 2000
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------

Balance at January 1, 2000         $ 9,707   $15,339   $65,132
Net Income - 2000                                        9,586
Unrealized gain (loss) on
 securities available for sale
Reclassification adjustment for
 net gains realized in
 net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $0.36 per share                                (3,465)
Purchase of 291,501 shares
 of common stock
Sale of 322,937 shares
 of common stock                       199     3,473
                                   -------   -------   -------
Balance at December 31, 2000       $ 9,906   $18,812   $71,253

Net Income - 2001                                       11,414
Unrealized gain (loss) on
 securities available for sale
Unrealized gain (loss) on
 derivatives arising during
 the period, net of
 reclassification of $46
Reclassification adjustment for
 net security gains realized in
 net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $0.37 per share                                (3,560)
Purchase of 79,256 shares
 of common stock
Sale of 140,798 shares
 of common stock                                (696)
                                   -------   -------   -------
Balance at December 31, 2001       $ 9,906   $18,116   $79,107

Net Income - 2002                                       18,867
Unrealized gain (loss) on
 securities available for sale
Unrealized gain (loss) on
 derivatives arising during
 the period, net of
 reclassification of $667
Reclassification adjustment for
 net security gains realized in
 net income
Income taxes
Comprehensive income
Cash dividends declared:
 Common, $0.40 per share                                (3,926)
Purchase of 95,543 shares of
 common stock
Sale of 262,205 shares of
 common stock                                 (1,391)
                                   -------   -------   -------
BALANCE AT DECEMBER 31, 2002       $ 9,906   $16,725   $94,048
                                   =======   =======   =======


                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------   -----

Balance at January 1, 2000         $(1,511)          $(2,094)
$ 86,573
Net Income - 2000                                       9,586
Unrealized gain (loss) on
 securities available for sale       4,003              4,003
Reclassification adjustment for
 net gains realized in
 net income                            257                257
Income taxes                        (1,448)            (1,448)
                                                     --------
Comprehensive income                                   12,398
Cash dividends declared:
 Common, $0.36 per share                               (3,465)
Purchase of 291,501 shares
 of common stock                            (5,197)    (5,197)
Sale of 322,937 shares
 of common stock                             2,165      5,837
                                   ------- -------   --------
Balance at December 31, 2000       $ 1,301 $(5,126)  $ 96,146

Net Income - 2001                                      11,414
Unrealized gain (loss) on
 securities available for sale       3,796              3,796
Unrealized gain (loss)on
 derivatives arising during
 the period, net of
 reclassification of $46               350                350
Reclassification adjustment for
 net security gains realized in
 net income                           (716)              (716)
Income taxes                        (1,166)            (1,166)
                                                     --------
Comprehensive income                                   13,678
Cash dividends declared:
 Common, $0.37 per share                               (3,560)
Purchase of 79,256 shares
 of common stock                            (1,026)    (1,026)
Sale of 140,798 shares of
 common stock                                2,548      1,852
                                   ------- -------   --------
Balance at December 31, 2001       $ 3,565 $(3,604)  $107,090

Net Income - 2002                                      18,867
Unrealized gain (loss) on
 securities available for sale       3,630              3,630
Unrealized gain (loss) on
 derivatives arising during
 the period, net of
 reclassification of $667           (2,100)            (2,100)
Reclassification adjustment for
 net security gains realized in
 net income                           (523)              (523)
Income taxes                          (342)              (342)
                                                     --------
Comprehensive income                                   19,532
Cash dividends declared:
 Common, $0.40 per share                               (3,926)
Purchase of 95,543 shares
 of common stock                            (1,348)    (1,348)
Sale of 262,205 shares
 of common stock                             4,084      2,693
                                   ------- -------   --------
BALANCE AT DECEMBER 31, 2002       $ 4,230 $  (868)  $124,041
                                   ======= =======   ========

See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended December 31, 2002, 2001 and 2000
                     (Dollars in thousands)

                                  2002      2001       2000
                                --------  --------   --------
Cash Flows from Operating
 Activities:
Net income                      $ 18,867  $ 11,414   $  9,586
Adjustments to reconcile net
 income to net cash provided
  by operating activities:
 Depreciation and amortization    15,203    16,616     16,167
 Provision for loan and
  lease losses                     3,553     4,283      3,301
 Provision for income taxes
  less than (in excess of)
  payments                         1,996      (635)        41
 Net amortization (accretion)
  of premium (discount)
  on securities                    4,420     1,285        (39)
 Securities gains, net              (790)   (1,489)      (501)
 (Increase) decrease in
  trading account securities         613    (1,528)         -
 Loss on impairment of equity
  securities                         267       773        244
 Loans originated for sale      (278,650) (207,332)   (42,991)
 Proceeds on sales of loans      287,106   201,565     36,273
 Net gain on sales of loans       (4,656)   (2,738)      (521)
 Decrease (increase) in accrued
  interest receivable                235     1,603     (4,091)
 Increase (decrease) in accrued
  interest payable                   491    (1,597)     2,641
 Other, net                          199    (4,923)    (4,119)
                                --------  --------   --------
Net cash provided by operating
 activities                       48,854    17,297     15,991
                                --------  --------   --------
Cash Flows from Investing
 Activities:
 Purchase of time deposits        (1,068)        -       (600)
 Proceeds on maturities of time
  deposits                             3       959      5,180
 Proceeds from the sale of
  securities available for sale   47,086    65,010     34,442
 Proceeds from the maturity of
  and principal paydowns on
  securities held to maturity          -         -      6,353
 Proceeds from the maturity of
  and principal paydowns on
  securities available for sale  151,099   109,436     48,260
 Purchase of securities
  available for sale            (263,566) (267,354)   (81,918)
 Net increase in loans and
  leases                        (109,282)  (55,118)  (132,761)
 Purchase of bank-owned
  life insurance policies              -    (8,568)         -
 Increase in assets under
  operating leases                (6,495)  (11,663)   (11,409)
 Capital expenditures             (7,398)   (4,602)    (3,647)
 Cash and cash equivalents
  received for sale of
  operation                       30,469         -          -
 Net cash and cash equivalents
  received in acquisition
  of subsidiaries                      -         -     18,603
 Net cash received from minority
  interest stockholders                -         -        780
 Proceeds on sale of OREO and
  other repossessed assets         1,192       790        815
                                --------  --------   --------
Net cash used by investing
 activities                     (157,960) (171,110)  (115,902)

Cash Flows from Financing
 Activities:
 Net increase in demand
  deposits and savings accounts   58,758   111,338     26,090
 Net increase (decrease) in
  time deposit accounts           77,802    (7,492)   111,248
 Net increase in
  short-term borrowings              676    20,794     25,795
 Proceeds from other
  borrowings                       7,840    69,381     26,463
 Repayments of other
  borrowings                     (25,330)  (28,448)   (32,308)
 Purchase of treasury stock       (1,348)   (1,026)    (5,197)
 Proceeds from sale of
  common stock                     2,076     1,689         19
 Dividends                        (3,926)   (3,560)    (3,465)
                                --------  --------   --------
Net cash provided by
 financing activities            116,548   162,676    148,645
                                --------  --------   --------
Net increase in cash and
 cash equivalents                  7,442     8,863     48,734

Cash and cash equivalents at
 beginning of year                93,550    84,687     35,953
                                --------  --------   --------
Cash and cash equivalents at
 end of period                  $100,992  $ 93,550   $ 84,687
                                ========  ========   ========
Supplemental disclosures:
 Cash paid for income/
  franchise taxes               $  6,648  $  6,365   $  3,890

 Cash paid for interest         $ 41,841  $ 61,790   $ 57,068

 Securities held to maturity
  transferred to securities
  available for sale            $      -  $  2,154   $      -
Acquisitions:
 Assets acquired                $      -  $      -   $119,837

 Cash paid for purchase of
  stock                         $      -  $      -   $(14,364)
 Cash acquired                         -         -     32,967
                                --------  --------   --------
 Net cash received for
  acquisitions                  $      -  $      -   $ 18,603

 Notes issued for acquisition   $      -  $      -   $  3,820
 Common stock issued for
  acquisition                   $      -  $      -   $  5,773

See accompanying notes to consolidated financial statements.



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations-Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices in Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan and Brown Counties in Wisconsin; and Bernalillo, Curry and Santa Fe Counties in New Mexico, serving communities in and around those counties. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate and residential real estate.

Principles of Presentation-The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; First Community Bank; Citizens Finance Co.; ULTEA, Inc.; DB&T Insurance, Inc.; DB&T Community Development Corp.; DBT Investment Corporation; Heartland Capital Trust I; Heartland Capital Trust II and Heartland Financial Statutory Trust II. All of Heartland's subsidiaries are wholly-owned except for New Mexico Bank & Trust, of which Heartland was an 86.47% owner on December 31, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses.

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

Intangible Assets - Intangible assets consist of goodwill, core deposit premiums and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries' net assets over their fair value. On July 1, 2001, Heartland adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. Effective January 1, 2002, all goodwill amortization was discontinued. Heartland assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value.

Core deposit premiums are amortized over ten years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized. The values of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are periodically reviewed for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. A valuation allowance of $469 thousand was required as of December 31, 2002, and no valuation allowance was required as of December 31, 2001.

The following table summarizes the changes in capitalized mortgage loan servicing rights:

(Dollars in thousands)
                                      2002           2001
                                    ----------     ----------
Balance, beginning of year          $    1,174     $      556
Originations                             2,499          1,626
Amortization                              (761)        (1,008)
Valuation allowance                       (469)             -
                                    ----------     ----------
Balance, end of year                $    2,443     $    1,174
                                    ==========     ==========

Mortgage loans serviced for others were $395.1 million and $268.6 million as of December 31, 2002 and 2001, respectively. Custodial escrow balances maintained in connection with the loan servicing portfolio were approximately $1.8 million and $1.2 million as of December 31, 2002 and 2001, respectively.

Income Taxes - Heartland and its subsidiaries file a consolidated federal income tax return. Heartland and its subsidiaries file separate income or franchise tax returns as required by the various states.

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

Trust Department Assets - Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Heartland banks.

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 are shown in the table below:

(Dollars in thousands)
                                     2002      2001      2000
                                    -------   -------   -------
Income from continuing operations   $16,590   $11,129   $ 9,579
Discontinued operations:
  Income from operations of
  discontinued branch (including
  gain on sale of $2,602)             3,751       469        12
Income taxes                          1,474       184         5
                                    -------   -------   -------
Income from discontinued operations   2,277       285         7
                                    -------   -------   -------
Net income                          $18,867   $11,414   $ 9,586
                                    =======   =======   =======
Weighted average common shares
 outstanding for basic earnings
 per share (1)                        9,792     9,602     9,628
Assumed incremental common shares
 issued upon exercise of stock
 options (1)                             64       103       130
                                    -------   -------   -------
Weighted average common shares
 for diluted earnings per share (1)   9,856     9,705     9,758
                                    =======   =======   =======

Earnings per common share-basic     $  1.93   $  1.19   $  1.00
Earnings per common share-diluted      1.91      1.18       .98
Adjusted earnings per share from
 continuing operations-basic (2)       1.69      1.16       .99
Adjusted earnings per share from
 continuing operations-diluted (2)     1.68      1.15       .98
Earnings per common share-basic (3) 1.93 1.30 1.11 Earnings per common share-diluted
 diluted -(3)                          1.91      1.28      1.09
Adjusted earnings per share from
 continuing operations - basic (4)     1.69      1.27      1.10
Adjusted earnings per share from
 continuing operations -
 diluted (4)                           1.68      1.26      1.09


(1)  In thousands.
(2) Excludes the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.
(3) Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002.
(4) Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002, and the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

Effect of New Financial Accounting Standards-In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which addresses the recognition and measurement of obligations with the retirement of tangible long-lived assets. FAS 143 is effective January 1, 2003, with early adoption permitted. Heartland adopted FAS 143 effective January 1, 2003,and the adoption of the Statement did not have a material effect on the financial statements.

In July 2001, the FASB issued Statement No. 141, "Business Combinations," (FAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. Heartland adopted the provisions of FAS 141 immediately, and FAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment in accordance with the appropriate pre-FAS 142 accounting requirements prior to adoption of FAS 142.

In October 2002, the FASB issued Statement No. 147 (FAS 147), "Acquisitions of Certain Financial Institutions," which amends Statement No. 72 (FAS 72), "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and no longer requires the separate recognition and subsequent amortization of goodwill.
FAS 147 also amends Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope core deposit intangibles. Heartland adopted FAS 147 on September 30, 2002. As of December 31, 2002, Heartland had unamortized goodwill in the amount of $16.1 million and unamortized core deposit premiums in the amount of $2.4 million. Amortization expense related to goodwill was $1.1 million for the years ended December 31, 2001 and 2000. Amortization expense related to core deposit intangible assets was $495, $615 and $757 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

The table below reconciles reported earnings for the years ended
December 31, 2002, 2001 and 2000, to "adjusted" earnings, which exclude goodwill amortization.

(Dollars in thousands, except earnings per share data)

                       Year
                       Ended
                      Dec. 31,
                        2002        Year Ended Dec. 31, 2001
                     ---------  --------------------------------
                     Reported   Reported   Goodwill   "Adjusted"
                     Earnings   Earnings    Amort.     Earnings
                     ---------  --------   --------  -----------

Income from
 continuing
 operations before
 taxes               $  24,113  $ 16,659   $  1,057  $    17,716
Income taxes             7,523     5,530          -        5,530
                     ---------  --------   --------  -----------
Income from
 continuing
 operations          $  16,590  $ 11,129   $  1,057  $    12,186
                     =========  ========   ========  ===========

Net income           $  18,867  $ 11,414   $  1,057  $    12,471
                     =========  ========   ========  ===========
Earnings from
 continuing
 operations per
 share - basic       $    1.69  $   1.16   $    .11  $      1.27
                     =========  ========   ========  ===========
Earnings from
 continuing
 operations
 per common
 share - diluted     $    1.68  $   1.15   $    .11  $      1.26
                     =========  ========   ========  ===========
Earnings per
 share - basic       $    1.93  $   1.19   $    .11  $      1.30
                     =========  ========   ========  ===========
Earnings per
 share - diluted     $    1.91  $   1.18   $    .11  $      1.28
                     =========  ========   ========  ===========

                                    Year Ended Dec. 31, 2000
                                -------------------------------
                                Reported   Goodwill   "Adjusted"
                                Earnings    Amort.     Earnings
                                --------   --------  -----------

Income from
 continuing
 operations before
 taxes                          $ 13,790   $  1,057  $    14,847
Income taxes                       4,211          -        4,211
                                --------   --------  -----------
Income from
 continuing
 operations                     $  9,579   $  1,057  $    10,636
                                ========   ========  ===========

Net income                      $  9,586   $  1,057  $    10,643
                                ========   ========  ===========
Earnings from
 continuing
 operations per
 share - basic                  $    .99   $    .11  $      1.11
                                ========   ========  ===========
Earnings from
 continuing
 operations
 per common
 share - diluted                $    .98   $    .11  $      1.09
                                ========   ========  ===========
Earnings per
 share - basic                  $   1.00   $    .11  $      1.10
                                ========   ========  ===========
Earnings per
 share - diluted                $    .98   $    .11  $      1.09
                                ========   ========  ===========

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Bulletin (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion.) FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business.) Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS 142. Heartland adopted FAS 144 effective January 1, 2002, and applied FAS 144 to the sale of Wisconsin Community Bank's branch in Eau Claire, Wisconsin.

In June 2002, the FASB issued Statement 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting of costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of the commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Heartland adopted FAS 146 on January 1, 2003 and the adoption of the Statement did not have a material effect on the financial statements.

In November of 2002, the FASB issued Interpretation No. 45 (FIN
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 will not have a material effect on Heartland's financial statements. Heartland adopted the disclosure provisions of FIN 45 effective
December 31, 2002.

In December 2002, the FASB issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. FAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Heartland has adopted the disclosure provisions of FAS 148.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling interest. The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. Heartland adopted the disclosure provisions of FIN 46 effective December 31, 2002 and will adopt the provisions of FIN 46 for newly formed variable interest entities effective January 31, 2003, which will not have a material effect on Heartland's financial statements. Heartland has three existing variable interest entities related to low income housing partnerships and will adopt the provisions of FIN 46 for those entities on July 1, 2003. The total amount of assets in these entities at December 31, 2002 was approximately $4.5 million.

Stock-Based Compensation - Heartland applies APB Opinion No. 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options has been recognized in the financial statements. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 148, Heartland's net income would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except earnings per share data)

                               2002       2001       2000
                              -------    -------    -------

Net income as reported        $18,867    $11,414    $ 9,586
Pro forma                      18,619     11,112      9,231

Earnings per share-basic
 as reported                  $  1.93    $  1.19    $  1.00
Pro forma                        1.90       1.16        .96
Earnings per share-diluted
 as reported                  $  1.91    $  1.18    $   .98
Pro forma                        1.89       1.14        .95


Pro forma net income only reflects options granted in 2002, 2001, 2000, 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1996, is not considered.

Reclassifications-Certain reclassifications have been made to prior periods' consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements.


TWO
DISCONTINUED OPERATIONS

On December 15, 2002, Heartland sold the assets and liabilities of its Eau Claire, Wisconsin branch of Wisconsin Community Bank due to the fact that the branch did not achieve critical mass in the marketplace. The sale allows Heartland to redirect assets to markets where they can be more productively and profitably employed. Loans sold totaled $34.3 million and deposits assumed by the buyer totaled $6.7 million. As part of the sale agreement, Wisconsin Community Bank subsequently purchased loans of $4.3 million from the buyer. Prior to the application of the direct costs of $133 thousand, the transaction resulted in a gain on sale of $1.6 million, net of tax. These amounts are included in the line item "Income from operation of discontinued branch." The branch's pretax profit or loss, for the periods presented, is also reflected in this line item. Additionally, included in this line item are the following amounts of net interest income for the branch for the years ended December 31, 2002, 2001 and 2000, respectively: $1.2 million, $906 thousand and $684 thousand.


THREE
ACQUISITIONS

Heartland regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. Pending regulatory approval, the new bank is expected to begin operations in the summer of 2003. Heartland's portion of the $15.0 million initial capital investment is $12.0 million. Heartland intends to fund this transaction through its revolving credit line.

On January 1, 2000, Heartland completed its acquisition of National Bancshares, Inc., the one-bank holding company of First National Bank of Clovis in New Mexico. First National Bank of Clovis had four locations in the New Mexico communities of Clovis and Melrose, with $120.1 million in assets and $97.5 million in deposits at December 31, 1999. The total purchase price for National Bancshares Inc. was $23.1 million, of which $5.8 million was paid in common stock of Heartland to National Bancshares Inc.'s Employee Stock Ownership Plan and $3.8 million in notes payable over three or five years, at the stockholders' discretion, bearing interest at 7.00%. As provided in the merger agreement, participants in the Employee Stock Ownership Plan elected to receive a cash payment totaling $4.6 million for 255,180 of the 319,009 shares of Heartland's common stock originally issued to them. Heartland merged First National Bank of Clovis into its New Mexico bank subsidiary New Mexico Bank & Trust immediately after the closing of the National Bancshares Inc. acquisition. As a result of this affiliate bank merger, Heartland's ownership in New Mexico Bank & Trust increased from its initial 80% to approximately 88%. The acquisition of National Bancshares Inc. has been accounted for as a purchase; accordingly, the results of operations of First National Bank of Clovis are included in the consolidated financial statements from the acquisition date. The resultant acquired deposit base intangible of $2.0 million is being amortized over a period of 10 years.


FOUR
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 2002 and 2001 were $5.2 and $3.3 million respectively.


FIVE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2002 and 2001, are summarized as follows:

(Dollars in thousands)
                                    Gross      Gross   Estimated
                       Amortized  Unrealized Unrealized   Fair
                          Cost      Gains      Losses     Value
                       ---------  ---------  --------- ---------
2002

Securities available
 for sale:
U.S. government
 corporations and
 agencies and
 treasuries              $ 98,088  $  3,251  $      -   $101,339
Mortgage-backed
 securities               185,216     2,353      (251)   187,318
Obligations of states
 and political
 subdivisions              67,810     3,648       (67)    71,391
                         --------  --------  --------   --------
Total debt
 securities               351,114     9,252      (318)   360,048
Equity securities          30,284       157      (589)    29,852
                         --------  --------  --------   --------
Total                    $381,398  $  9,409  $   (907)  $389,900
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
                         ========  ========  ========   ========

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2002, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
                                                    Estimated
                                     Amortized         Fair
                                        Cost          Value
                                     ---------      ---------
Securities available for sale:
 Due in 1 year or less                $ 97,242       $ 98,432
 Due in 1 to 5 years                   170,371        174,596
 Due in 5 to 10 years                   40,143         41,683
 Due after 10 years                     43,358         45,337
                                      --------       --------
Total                                 $351,114       $360,048
                                      ========       ========

As of December 31, 2002, securities with a fair value of $200.3 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 2002, 2001 and 2000, are summarized as follows:

(Dollars in thousands)
                               2002         2001        2000
                              --------    --------     --------
Securities sold:
 Proceeds from sales          $46,796     $65,010      $34,442
 Gross security gains             941       2,233        1,084
 Gross security losses            151         744          583

During the years ended December 31, 2002 and 2001, Heartland incurred other than temporary impairment losses of $267 and $773 thousand on equity securities available for sale.


SIX
LOANS AND LEASES

Loans and leases as of December 31, 2002 and 2001, were as follows:

(Dollars in thousands)

                                       2002           2001
                                    ----------     ----------
Loans:
Commercial and commercial
 real estate                        $  743,520     $  651,479
Residential mortgage                   145,931        168,912
Agricultural and agricultural
 real estate                           155,596        145,460
Consumer                               120,853        127,874
                                    ----------     ----------
Loans, gross                         1,165,900      1,093,725
Unearned discount                       (2,161)        (3,457)
Deferred loan fees                        (811)          (633)
                                    ----------     ----------
Loans, net                           1,162,928      1,089,635
                                    ----------     ----------
Direct financing leases:
 Gross rents receivable                  9,765         13,129
 Estimated residual value                4,336          4,921
 Unearned income                        (1,793)        (2,480)
                                    ----------     ----------
 Direct financing leases, net           12,308         15,570
                                    ----------     ----------
Allowance for loan and
 lease losses                          (16,091)       (14,660)
                                    ----------     ----------
Loans and leases, net               $1,159,145     $1,090,545
                                    ==========     ==========

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2002, were as follows: $4.4 million for 2003, $4.0 million for 2004, $3.2 million for 2005, $1.2 million for 2006, $924 thousand for 2007 and $353 thousand thereafter.

As Dubuque Bank and Trust Company is the largest subsidiary of Heartland, the majority of the loan portfolio is concentrated in northeast Iowa, northwest Illinois and southwest Wisconsin.

Loans and leases on a nonaccrual status amounted to $3.9 and $7.3 million at December 31, 2002 and 2001, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $774 thousand and $2.0 million, respectively. All loans were subject to a related allowance at December 31, 2002, and December 31, 2001, as Heartland's allowance adequacy methodology identifies a specific allocation for each credit. The average balances of nonaccrual loans for the years ended December 31, 2002, 2001 and 2000 were $6.3, $7.0 and $3.2 million, respectively. For the years ended December 31, 2002, 2001 and 2000, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $272, $557 and $323 thousand respectively, and interest income actually recorded amounted to approximately $57, $188 and $107 thousand, respectively.

Loans and leases on a restructured status amounted to $0 and $354 thousand at December 31, 2002 and 2001, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $0 and $150 thousand for the same periods. All loans were subject to a related allowance at December 31, 2002 and 2001 as Heartland's allowance adequacy methodology identifies a specific allocation for each credit. The average balances of restructured loans for the years ended December 31, 2002, 2001 and 2000 were $119, $355 and $367 thousand, respectively. For the years ended December 31, 2002, 2001 and 2000, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $9, $32 and $28 thousand, respectively, and interest income actually recorded amounted to approximately $9, $9 and $28 thousand, respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland.
The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended
December 31, 2002 and 2001 were as follows:

(Dollars in thousands)

                                        2002           2001
                                      --------       --------
Balance at beginning of year          $ 26,912       $ 24,433
Advances                                24,357         46,935
Repayments                             (19,328)       (44,456)
                                      --------       --------
Balance at end of year                $ 31,941       $ 26,912
                                      ========       ========


SEVEN
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2002, 2001 and 2000, were as follows:

(Dollars in thousands)

                                        2002    2001     2000
                                      -------  -------  -------
Balance at beginning of year          $14,660  $13,592  $10,844
Provision for loan and
 lease losses from continuing
 operations                             3,553    4,258    2,976
Provision for loan and lease
 losses from discontinued
 operations                              (329)      25      325
Recoveries on loans and leases
 previously charged off                 1,410      542      585
Loans and leases charged off           (3,203)  (3,757)  (2,280)
Additions related to acquisitions           -        -    1,142
                                      -------  -------  -------
Balance at end of year                $16,091  $14,660  $13,592
                                      =======  =======  =======


EIGHT
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2002 and 2001, were as follows:

(Dollars in thousands)

                                                2002     2001
                                               -------  -------
Land and land improvements                     $ 6,610  $ 5,279
Buildings and building improvements             29,899   26,144
Furniture and equipment                         20,960   19,428
                                               -------  -------
Total                                           57,469   50,851
Less accumulated depreciation                  (21,878) (19,369)
                                               -------  -------
Premises, furniture and equipment, net         $35,591  $31,482
                                               =======  =======

Depreciation expense on premises, furniture and equipment was $2.8 million for 2002, $2.7 million for 2001 and $2.7 million for 2000.


NINE
INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2002 and 2001 are presented in the tables below.

(Dollars in thousands)

                                           December 31, 2002
                                        ------------------------
                                         Gross
                                        Carrying    Accumulated
                                         Amount     Amortization
                                        --------    ------------
Intangible assets:
 Core deposit premium                    $4,492         $ 2,056
 Mortgage servicing rights                3,346             903
                                        --------        -------
Total                                    $7,838         $ 2,959
                                        ========        =======
Unamortized intangible assets                           $ 4,879
                                                        =======

(Dollars in thousands)

                                           December 31, 2001
                                        ------------------------
                                         Gross
                                        Carrying    Accumulated
                                         Amount     Amortization
                                        --------    ------------
Intangible assets:
 Core deposit premium                    $4,492         $ 1,561
 Mortgage servicing rights                1,963             239
                                        --------        -------
Total                                    $6,455         $ 1,800
                                        ========        =======
Unamortized intangible assets                           $ 4,655
                                                        =======

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2002. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortizable intangibles assets:

(Dollars in thousands)

                         Core      Mortgage
                        Deposit    Servicing
                        Premium     Rights      Total
                       ---------   --------   ---------
Year Ended December 31,
 2003                   $  404     $  698      $1,102
 2004                      353        582         935
 2005                      353        465         818
 2006                      353        349         702
 2007                      353        232         585


TEN
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 2002 and 2001, were $126.2 and $111.5 million, respectively. At December 31, 2002, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)
                      2002
                    ---------
2003                $ 313,230
2004                  103,774
2005                   83,550
2006                   27,281
2007                  100,221
Thereafter                434
                    ---------
Total               $ 628,490
                    =========

Interest expense on deposits for the years ended December 31, 2002, 2001 and 2000, was as follows:

(Dollars in thousands)

                                      2002      2001      2000
                                     -------   -------   -------
Savings and money
 market accounts                     $ 6,530   $11,858   $13,866
Time certificates of deposit in
 denominations of $100,000 or more     4,505     8,220     6,001
 Other time deposits                  20,360    25,705    23,274
                                     -------   -------   -------
Interest expense on deposits         $31,395   $45,783   $43,141
                                     =======   =======   =======


ELEVEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2002 and 2001, were as follows:

(Dollars in thousands)

                                               2002      2001
                                             --------  --------
Securities sold under
 agreements to repurchase                    $ 99,004  $108,592
Federal funds purchased                        28,325    10,175
U.S. Treasury demand note                       6,550    10,211
Citizens short-term notes                       2,500     2,500
Notes payable to unaffiliated banks            25,000    29,225
                                             --------  --------
Total                                        $161,379  $160,703
                                             ========  ========

On September 28, 2000, Heartland entered into a credit agreement with two unaffiliated banks to replace an existing term credit line, as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $50.0 million at any one time. At December 31, 2002 and December 31, 2001, $25.0 and $29.2 million, respectively, was outstanding on the revolving credit lines. The additional credit line was established primarily to provide additional working capital to the nonbanking subsidiaries and to meet general corporate commitments.

All repurchase agreements as of December 31, 2002 and 2001, were due within six months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2002, 2001 and 2000, were as follows:

(Dollars in thousands)

                                 2002       2001      2000
                               --------   --------  --------
Maximum month-end balance      $161,379   $162,744  $144,604
Average month-end balance       140,282    151,139   122,777
Weighted average interest
 rate for the year                 1.96%      3.96%     5.79%
Weighted average interest
 rate at year-end                  1.59       1.39      5.60


TWELVE
OTHER BORROWINGS

Other borrowings at December 31, 2002 and 2001, were as follows:

(Dollars in thousands)
                                               2002      2001
                                             --------  --------
Advances from the FHLB;
 weighted average maturity dates at
 December 31, 2002 and 2001, were
  February 2005 and May 2004,
 respectively; and weighted average
 interest rates were 5.04% and 5.37%,
 respectively                                $ 72,481  $ 86,486
Notes payable on leased assets with
 interest rates varying from 3.17 to
 9.50%                                         14,245    22,193
Trust preferred securities                     38,000    33,000
Contracts payable to previous stock-
 holders of National Bancshares, Inc.
 for acquisition due over a three-or
 five-year schedule at 7.00%
 through January 2004                           1,255     2,110
Contracts payable for purchase of
 real estate                                      318         -
                                             --------  --------
Total                                        $126,299  $143,789
                                             ========  ========

The Heartland banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, or Dallas. The advances from the FHLB are collateralized by the banks' investment in FHLB stock of $26.7 and $25.6 million at December 31, 2002 and 2001, respectively. Additional collateral is provided by the banks' one-to-four unit residential mortgages, commercial and agricultural mortgages and securities pledged totaling $195.8 million at December 31, 2002 and $123.8 million at December 31, 2001.

On June 27, 2002, Heartland completed an offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $163 thousand as of December 31, 2002. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On December 18, 2001, Heartland completed an offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust II. The proceeds from the offering were used by Heartland Statutory Trust II to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes, including the repayment of $8.0 million of indebtedness on the revolving credit lines. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $237 thousand as of December 31, 2002. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On October 21, 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary of Heartland formed for the sole purpose of this offering. The proceeds from the offering were used by Heartland Capital Trust I to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $1.0 million as of December 31, 2002. The deferred costs are amortized on a straight-line basis over the life of the debentures.

All of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2002 and 2001.

Future payments at December 31, 2002, for all other borrowings were as follows:

(Dollars in thousands)

2003                $ 10,157
2004                  22,659
2005                  24,165
2006                  20,538
2007                      40
Thereafter            48,740
                    --------
Total               $126,299
                    ========


THIRTEEN
DERIVATIVE FINANCIAL INSTRUMENTS

Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of the variable interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract. This risk is minimized by entering into the contract with a large, stable financial institution.

As of December 31, 2002, Heartland had an interest rate swap contract to pay a fixed interest rate of 4.35% and receive a variable interest rate of 1.52% based on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability of $1.7 million as of December 31, 2002.

There was no ineffectiveness recognized on this interest rate swap during the year. All components of the derivative instrument's gain or loss were included in the assessment of hedge effectiveness. For the period ended December 31, 2002, there were no cash flow hedges discontinued related to forecasted transactions that are probable of not occurring.

As of December 31, 2002, $1.1 million of deferred net expense on derivative instruments included in other comprehensive income are expected to be reclassified to net income during the next twelve months.


FOURTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2002, 2001 and 2000, were as follows:

(Dollars in thousands)

                                     Current   Deferred  Total
                                     -------   --------  ------

2002:
Federal                               $6,591    $  967   $7,558
State                                  1,156       283    1,439
                                      ------    ------   ------
Total                                 $7,747    $1,250   $8,997
                                      ======    ======   ======
2001:
Federal                               $5,310    $ (540)  $4,770
State                                  1,037       (93)     944
                                      ------    ------   ------
Total                                 $6,347    $ (633)  $5,714
                                      ======    ======   ======
2000:
Federal                               $3,504    $  (86)  $3,418
State                                    850       (52)     798
                                      ------    ------   ------
Total                                 $4,354    $ (138)  $4,216
                                      ======    ======   ======


Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon Heartland's level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax assets and liabilities for the years ended December 31, 2002 and 2001, were as follows:

(Dollars in thousands)
                                              2002       2001
                                           --------    --------
Deferred tax assets:
Tax effect of net unrealized loss on
 derivatives reflected in stockholders'
 equity                                    $    653     $     -
Securities                                      112         240
Allowance for loan and lease losses           5,798       5,635
Deferred compensation                         1,427         789
Organization and acquisitions costs             265         244
Net operating loss carryforwards                608         708
Other                                            52         140
                                           --------    --------
Gross deferred tax assets                  $  8,915    $  7,756
                                           --------    --------
Deferred tax liabilities:
Tax effect of net unrealized gain on
 securities available for sale reflected
 in stockholders' equity                   $ (3,175)   $ (2,001)
Tax effect of net unrealized gain on
 derivatives reflected in stockholders'
 equity                                           -        (131)
Premises, furniture and equipment            (6,085)     (4,452)
Lease financing                              (2,627)     (2,791)
Tax bad debt reserves                          (549)       (580)
Purchase accounting                            (954)       (895)
Prepaid expenses                               (309)       (272)
Mortgage servicing rights                      (911)       (643)
Other                                          (130)       (176)
                                           --------    --------
Gross deferred tax liabilities             $(14,740)   $(11,941)
                                           --------    --------
Net deferred tax asset(liability)          $ (5,825)   $ (4,185)
                                           ========    ========

The actual income tax expense differs from the expected amounts
(computed by applying the U.S. federal corporate tax rate of 35% for 2002, 2001 and 2000, to income before income taxes) as follows:

(Dollars in thousands)
                                      2002     2001      2000
                                     --------------------------

Computed "expected" amount           $9,752   $5,995    $4,831
Increase (decrease) resulting from:
Nontaxable interest income             (944)    (610)     (624)
State income taxes, net of federal
 tax benefit                            935      614       520
Goodwill and other intangibles not
 deductible                              78      270       291
Graduated income tax rates                -      (36)     (100)
Tax credits                            (792)    (440)     (440)
Other                                   (32)     (79)     (262)
                                     -------  -------   -------
Income taxes                         $8,997   $5,714    $4,216
                                     =======  =======   =======

Effective tax rates                    32.3%    33.4%     30.5%
                                     =======  =======   =======


Heartland has investments in certain low-income housing projects totaling $4.5 million and $4.7 million as of December 31, 2002 and 2001, respectively, which are included in other assets in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately $440 thousand per year through 2005. In April of 2002, a 99.9% ownership in a limited liability company was acquired that provided approximately $352 thousand historic rehabilitation credits for the 2002 tax year.


FIFTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $1.7 million for 2002, $761 thousand for 2001 and $692 thousand for 2000. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants' wages. Costs charged to operating expenses with respect to the matching contributions were $294 thousand for 2002, $275 thousand for 2001 and $262 thousand for 2000.

On January 1, 2002, Heartland merged its non-contributory, defined contribution pension plan into the retirement plan covering substantially all employees. Annual contributions were based upon 5% of qualified compensation as defined in the plan. Costs charged to operating expense were $761 thousand for 2001 and $692 thousand for 2000.


SIXTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2002, for all non-cancelable leases were as follows:

(Dollars in thousands)

2003                $  536
2004                   672
2005                   586
2006                   465
2007                   307
Thereafter             711
                    ------
Total               $3,277
                    ======

Rental expense for premises and equipment leased under operating leases was $700 thousand for 2002, $707 thousand for 2001 and $687 thousand for 2000.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2002 and 2001, commitments to extend credit aggregated $391.1 and $325.3 million and standby letters of credit aggregated $11.8 and $11.6 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2002 and 2001, Heartland had commitments to sell residential real estate loans totaling $56.7 and $30.8 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.


SEVENTEEN
STOCK PLANS

Heartland's Stock Option Plan is administered by the Compensation Committee of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the Stock Option Plan, 1,200,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the Stock Option Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Compensation Committee, but the exercise price for the incentive stock options may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2002 and 2001, respectively, there were 59,369 and 201,717 shares available for issuance under the Stock Option Plan.

Under the Stock Option Plan, stock appreciation rights ("SARS") may also be granted alone or in tandem with or with reference to a related stock option, in which event the grantee, at the exercise date, has the option to exercise the option or the SARS, but not both. SARS entitle the holder to receive in cash or stock, as determined by the Compensation Committee, an amount per share equal to the excess of the fair market value of the stock on the date of exercise over the fair market value at the date the SARS or related options were granted. SARS may be exercisable for up to ten years after the date of grant. No SARS have been granted under the Stock Option Plan.

A summary of the status of the Stock Option Plan as of December
31, 2002, 2001 and 2000, and changes during the years ended follows:

                       2002             2001           2000
                    Weighted-        Weighted-       Weighted-
                     Average          Average          Average
             Shares Exercise  Shares Exercise Shares Exercise
              (000)   Price   (000)     Price  (000)   Price
             ------ --------  ------ -------- ------ ---------
Outstanding
 at beginning
 of year         842     $12     798     $12      760    $11
Granted           48      13      45      13       40     18
Exercised        (230)     8       -       -        -      -
Forfeited        (48)      9      (1)     18       (2)    16
                 ---             ---              ---
Outstanding at
 end of year     612     $13     842     $12      798    $12
                 ===             ===              ===
Options
 exercisable
 at end of year  366     $12     522     $ 9      389    $ 9
Weighted-average
 fair value of
 options
 granted during
 the year      $2.57           $3.00            $4.41


As of December 31, 2002 and 2001, options outstanding had exercise prices ranging from $8 to $18 per share and a weighted-average remaining contractual life of 5.22 and 4.28 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:


                            2002         2001         2000
                           ------       ------       ------
Risk-free interest rate      4.88%       5.36%       5.00%
Expected option life       10 Years     10 Years    10 Years
Expected volatility         15.35%      16.03%      13.04%
Expected dividends           3.03%       2.77%       2.00%

In 2001, Heartland adopted a Director Short-Term Incentive Plan. Under the Director Short-Term Incentive Plan, the aggregate number of shares that could be obtained by the directors was set at 150,000. The exercise price of stock options granted was established by the Compensation Committee at the fair market value of the shares on the date that the options were granted. Each director was eligible to receive non-qualified options to acquire up to no more than 7,500 shares. Under the Director Short-Term Incentive Plan, 127,065 shares were issued, and under the terms of the Director Short-Term Incentive Plan, all remaining shares were considered to be forfeited at December 31, 2001.

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 400,000 shares is available for sale under the ESPP. For the years ended December 31, 2002 and 2001, Heartland approved a price of 100% of fair market value at December 31, 2001 and 2000, respectively. At December 31, 2002 and 2001, respectively, 23,751 and 12,355 shares were purchased under the ESPP at no charge to Heartland's earnings.

During each of the years ended December 31, 2002, 2001 and 2000, Heartland acquired shares for use in the Stock Option Plan and the ESPP. Shares acquired totaled 95,543, 79,256 and 291,501 for 2002, 2001 and 2000, respectively.


EIGHTEEN
STOCKHOLDER RIGHTS PLAN

On June 7, 2002, Heartland adopted a stockholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, on June 26, 2002, the Board of Directors distributed one purchase right for each share of common stock outstanding as of June 24, 2002. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one-thousandth of a share of Series A Junior Participating preferred stock at an exercise price of $85.00. Rights do not become exercisable until ten business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of Heartland's common stock. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase Heartland's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If Heartland is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, Heartland may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of Heartland's common stock per right held. Rights are redeemable by Heartland at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to Heartland or its shareholders, and will not change the way in which Heartland's shares are traded. The rights expire on June 7, 2012.

In connection with the Rights Plan, Heartland designated 16,000 shares, par value $1.00 per share, of Series A Junior Participating preferred stock. These shares, if issued, will be entitled to receive quarterly dividends and a liquidation preference. There are no shares issued and outstanding and Heartland does not anticipate issuing any shares of Series A Junior Participating preferred stock except as may be required under the Rights Plan.


NINETEEN
REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS ON SUBSIDIARY
DIVIDENDS

The Heartland banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Heartland banks' financial statements. The regulations prescribe specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. Capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2002, the most recent notification from the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution's category.

The Heartland banks' actual capital amounts and ratios are also presented in the table below.

(Dollars in thousands)


                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 2002
Total Capital (to Risk-
 Weighted Assets)

  Consolidated $158,010   11.86% $106,596   8.0%    NA        -
  DB&T           58,288   11.02    42,304   8.0  $ 52,880  10.0%
  GSB            15,919   12.27    10,380   8.0    12,975  10.0
  FCB             9,278   12.53     5,922   8.0     7,403  10.0
  RCB            11,680   11.58     8,072   8.0    10,090  10.0
  WCB            24,783   13.28    14,929   8.0    18,662  10.0
  NMB            28,676   10.87    21,103   8.0    26,379  10.0

Tier 1 Capital (to Risk-
 Weighted Assets)

  Consolidated $141,918   10.65% $ 53,298   4.0%    NA        -
  DB&T           52,450    9.92    21,152   4.0  $ 31,728   6.0%
  GSB            14,487   11.17     5,190   4.0     7,785   6.0
  FCB             8,352   11.28     2,961   4.0     4,442   6.0
  RCB            10,591   10.50     4,036   4.0     6,054   6.0
  WCB            22,449   12.03     7,465   4.0    11,197   6.0
  NMB            25,378    9.62    10,551   4.0    15,827   6.0

Tier 1 Capital
 (to Average Assets)

  Consolidated $141,918    8.24% $ 68,883   4.0%    NA        -
  DB&T           52,450    8.03    26,118   4.0  $ 32,648   5.0%
  GSB            14,487    7.61     7,613   4.0     9,516   5.0
  FCB             8,352    7.67     4,355   4.0     5,443   5.0
  RCB            10,591    7.01     6,045   4.0     7,556   5.0
  WCB            22,449    8.41    10,676   4.0    13,345   5.0
  NMB            25,378    8.13    12,491   4.0    15,614   5.0

                                                   To Be Well
                                                  Capitalized
                                                  Under Prompt
                                   For Capital     Corrective
                                    Adequacy         Action
                     Actual         Purposes       Provisions
                 --------------  --------------   --------------
                 Amount   Ratio  Amount   Ratio   Amount  Ratio
                 -------  -----  -------  -----   ------- -----

As of December 31, 2001
Total Capital
 (to Risk-Weighted Assets)

  Consolidated $135,770  10.89%  $100,099   8.0%    N/A       -
  DB&T           54,802  10.35     42,363   8.0  $ 52,954  10.0%
  GSB            13,996  11.91      9,402   8.0    11,753  10.0
  FCB             9,230  11.47      6,440   8.0     8,050  10.0
  RCB             9,651  10.80      7,150   8.0     8,938  10.0
  WCB            20,001  11.52     13,892   8.0    17,366  10.0
  NMB            24,997  10.48     19,073   8.0    23,841  10.0

Tier 1 Capital
 (to Risk-Weighted Assets)

  Consolidated $121,112   9.71%  $ 50,049   4.0%    N/A      -
  DB&T           49,334   9.32     21,182   4.0  $ 31,773  6.0%
  GSB            12,700  10.81      4,701   4.0     7,052  6.0
  FCB             8,223  10.21      3,220   4.0     4,830  6.0
  RCB             8,787   9.83      3,575   4.0     5,363  6.0
  WCB            17,829  10.27      6,946   4.0    10,419  6.0
  NMB            22,177   9.30      9,536   4.0    14,305  6.0

Tier 1 Capital
 (to Average Assets)

  Consolidated $121,112   7.53%  $ 64,336   4.0%    N/A      -
  DB&T           49,334   7.45     26,502   4.0  $ 33,128  5.0%
  GSB            12,700   7.21      7,044   4.0     8,805  5.0
  FCB             8,223   7.04      4,674   4.0     5,843  5.0
  RCB             8,787   6.92      5,082   4.0     6,352  5.0
  WCB            17,829   8.14      8,756   4.0    10,945  5.0
  NMB            22,177   7.83     11,323   4.0    14,153  5.0

For purposes of the above table, Heartland subsidiary banks are abbreviated as follows:

       Dubuque Bank and Trust Company             DB&T
       Galena State Bank and Trust Company        GSB
       First Community Bank                       FCB
       Riverside Community Bank                   RCB
       Wisconsin Community Bank                   WCB
       New Mexico Bank & Trust                    NMB

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $45.9 million as of December 31, 2002, under the most restrictive minimum capital requirements.


TWENTY
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(Dollars in thousands)

                                          December 31,
                                              2002
                                   -------------------------
                                    Carrying        Fair
                                     Amount         Value
                                   -------------------------
Financial Assets:
 Cash and cash equivalents         $  100,992     $  100,992
 Time deposits in other financial
  institutions                          1,677          1,677
 Trading securities                       915            915
Securities available for sale         389,900        389,900
 Loans and leases, net of
  unearned                          1,175,236      1,225,412
Financial Liabilities:
 Demand deposits                   $  197,516     $  197,516
 Savings deposits                     511,979        511,979
 Time deposits                        628,490        663,250
 Short-term borrowings                161,379        161,379
 Other borrowings                     126,299        165,133

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

Securities - For securities either available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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


TWENTY-ONE
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc.
is as follows:

(Dollars in thousands)

Balance Sheets
December 31,                                2002         2001
                                          --------     --------
Assets:
 Cash and interest bearing deposits       $  1,985     $    323
 Trading securities                            915        1,528
 Securities available for sale               3,003        3,666
 Investment in subsidiaries                166,061      148,966
 Other assets                                5,480        4,375
 Due from subsidiaries                      17,250       15,500
                                          --------     --------
  Total                                   $194,694     $174,358
                                          ========     ========
Liabilities
 and stockholders' equity:
Liabilities:
 Short-term borrowings                    $ 25,000     $ 29,225
 Other borrowings                           40,438       36,138
 Accrued expenses and other liabilities      5,215        1,905
                                          --------     --------
  Total liabilities                         70,653       67,268
                                          --------     --------
Stockholders' equity:
 Common stock                                9,906        9,906
 Capital surplus                            16,725       18,116
 Retained earnings                          94,048       79,107
 Accumulated other comprehensive
  income                                     4,230        3,565
 Treasury stock                               (868)      (3,604)
                                          --------     --------
Total stockholders' equity                 124,041      107,090
                                          --------     --------
Total                                     $194,694     $174,358
                                          ========     ========


Income Statements for the
Years Ended December 31,           2002      2001      2000
                                 -------   -------   -------
Operating revenues:
Dividends from subsidiaries      $ 9,890   $15,452   $21,768
Security gains (losses), (net)        95      (246)        -
Loss on trading account
 securities                         (598)     (192)        -
Impairment loss on equity
 securities                         (267)     (773)        -
Other                              1,016     1,047       769
                                 -------   -------   -------
Total operating revenues          10,136    15,288    22,537
                                 -------   -------   -------
Operating expenses:
Interest                           4,592     4,807     4,934
Salaries and benefits              1,973     1,039       958
Outside services                     572       456       198
Other operating expenses             367       262       246
Minority interest expense            403       207       237
                                 -------   -------   -------
Total operating expenses           7,907     6,771     6,573
                                 -------   -------   -------
Equity in undistributed earnings  14,509       659    (8,322)
                                 -------   -------   -------
Income before income tax benefit  16,738     9,176     7,642
Income tax benefit                 2,129     2,238     1,944
                                 -------   -------   -------
Net income                       $18,867   $11,414   $ 9,586
                                 =======   =======   =======

Statements of Cash Flows For
the Years Ended December 31,       2002      2001      2000
                                 -------   -------   -------
Cash flows from operating
 activities:
Net income                       $18,867   $11,414   $ 9,586
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Undistributed earnings of
 subsidiaries                    (14,509)     (659)    8,322
(Increase) decrease in due
  from subsidiaries               (1,750)    1,250    (9,200)
Increase in other
  liabilities                      3,310       601     1,183
Increase in other assets          (1,105)   (1,531)     (410)
(Increase) decrease in trading
 account securities                  613      (657)        -
Noncash dividend from subsidiary       -    (5,149)        -
Other                                (33)    1,282        88
                                 -------   -------   -------
Net cash provided
 by operating activities           5,393     6,551     9,569
                                 -------   -------   -------
Cash flows from investing
 activities:
Capital injections for
 subsidiaries                       (600)   (1,248)   (4,150)
Receipts for sale of
 minority interest                     -         -       780
Payments for purchase of
 subsidiaries                          -         -   (13,509)
Purchases of available for sale
 securities                       (1,774)   (1,377)        -
Sales of available for sale
 securities                        1,766     1,917         -
                                 -------   -------   -------
Net cash used by
 investing activities               (608)     (708)  (16,879)
                                 -------   -------   -------
Cash flows from financing
 activities:
Net increase (decrease) in
 short-term borrowings            (4,225)  (10,075)   14,300
Proceeds from other borrowings     5,155     8,248         -
Payments on other borrowings        (855)   (1,438)   (1,449)
Cash dividends paid               (3,926)   (3,560)   (3,465)
Purchase of treasury stock        (1,348)   (1,026)   (5,197)
Sale of treasury stock             2,076     1,689        19
                                 -------   -------   -------

Net cash provided (used) by
 financing activities             (3,123)   (6,162)    4,208
                                 -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents              1,662      (319)   (3,102)
Cash and cash equivalents at
 beginning of year                   323       642     3,744
                                 -------   -------   -------
Cash and cash equivalents at
 end of year                     $ 1,985   $   323   $   642
                                 =======   =======   =======


TWENTY-TWO
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)

2002                                   December 31  September 30
                                       -----------  ------------

Net interest income                     $    15,517 $     14,906
Provision for loan and lease losses           1,775          167
Net interest income after provision
 for loan and lease losses                   13,742       14,739
Noninterest income                            9,553        7,489
Noninterest expense                          17,015       15,500
Income taxes                                  2,070        2,087
Income from continuing operations             4,210        4,641
Gain from operations of discontinued
 operations (including gain on
 disposal of $2,602)                          3,124          224
 Income tax expense                           1,228           88
 Gain on discontinued operation               1,896          136
Net income                              $     6,106 $      4,777

Per share:
 Earnings per share-basic               $       .62 $        .49
 Earnings per share-diluted                     .62          .48
 Earnings per common share from
  continuing operations-basic (1)               .43          .47
 Earning per common share from
  continuing operations-diluted (1)             .43          .47
 Adjusted earnings per common share
  -basic (2)                                    .62          .49
 Adjusted earnings per common share
  -diluted (2)                                  .62          .48
 Adjusted earnings per common share
  from continuing operations-basic (3)          .43          .47
 Adjusted earnings per common share
  from continuing operations-
  diluted (3)                                   .43          .47
 Cash dividends declared on
  common stock                                  .10          .10
 Book value per common share                  12.60        12.19
 Market price - high                          17.70        15.30
                low                           15.00        14.40
 Weighted average common shares
  outstanding                             9,811,168    9,819,148
 Weighted average diluted common
  shares outstanding                      9,890,267    9,894,883

Ratios:
 Return on average assets                      1.39%        1.13%
 Return on average equity                     20.06        16.20
 Net interest margin                           4.06         4.12
 Efficiency ratio                             66.78        69.08

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2002                                     June 30      March 31
                                        ----------- ------------

Net interest income                     $    13,989 $     13,268
Provision for loan and lease losses             630          981
Net interest income after provision
 for loan and lease losses                   13,359       12,287
Noninterest income                            7,274        8,441
Noninterest expense                          15,155       15,101
Income taxes                                  1,560        1,806
Income from continuing operations             3,918        3,821
Gain from operations of discontinued
 operations (including gain on
 disposal of $2,602)                            202          201
 Income tax expense                              79           79
 Gain on discontinued operation                 123          122
Net income                              $     4,041 $      3,943

Per share:
 Earnings per share-basic               $       .41 $        .41
 Earnings per share-diluted                     .41          .40
 Earnings per common share from
  continuing operations-basic (1)               .40          .39
 Earning per common share from
  continuing operations-diluted (1)             .40          .39
 Adjusted earnings per common share
  -basic (2)                                    .41          .41
 Adjusted earnings per common share
  -diluted (2)                                  .41          .40
 Adjusted earnings per common share
  from continuing operations-basic (3)          .40          .39
 Adjusted earnings per common share
  from continuing operations-
  diluted (3)                                   .40          .39
 Cash dividends declared on
  common stock                                  .10          .10
 Book value per common share                  11.68        11.24
 Market price - high                          15.00        14.00
                low                           13.60        12.80
 Weighted average common shares
  outstanding                             9,808,922    9,729,332
 Weighted average diluted common
  shares outstanding                      9,872,842    9,793,766

Ratios:
 Return on average assets                       .96%         .95%
 Return on average equity                     13.98        14.19
 Net interest margin                           4.02         3.86
 Efficiency ratio                             70.43        69.04

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2001                                   December 31  September 30
                                       -----------  ------------

Net interest income                     $   13,433  $     12,635
Provision for loan and lease losses          1,196         1,230
Net interest income after provision
 for loan and lease losses                  12,237        11,405
Noninterest income                           8,156         7,150
Noninterest expense                         15,134        14,652
Income taxes                                 1,798         1,351
Income from continuing operations            3,461         2,552
Gain from operations of discontinued
 operations                                     34           181
 Income tax expense                             13            71
 Gain on discontinued operation                 21           110
Net income                               $   3,482  $      2,662

Per share:
 Earnings per share-basic               $      .36  $        .28
 Earnings per share-diluted                    .36           .27
 Earnings per common share from
  continuing operations-basic (1)              .36           .27
 Earning per common share from
  continuing operations-diluted (1)            .36           .26
 Adjusted earnings per common share
  -basic (2)                                   .39           .31
 Adjusted earnings per common share
  -diluted (2)                                 .38           .30
 Adjusted earnings per common share
  from continuing operations-basic (3)         .39           .29
 Adjusted earnings per common share
  from continuing operations-
  diluted (3)                                  .38           .29
 Cash dividends declared on
  common stock                                0.10          0.09
 Book value per common share                 11.06         10.82
 Market price - high                         13.50         13.80
                low                          12.78         13.15
 Weighted average common shares
  outstanding                            9,581,389     9,584,400
 Weighted average diluted common
  shares outstanding                     9,689,376     9,692,878

Ratios:
 Return on average assets                     0.85%         0.67%
 Return on average equity                    13.20         10.38
 Net interest margin                          3.79          3.67
 Efficiency ratio                            69.28         74.69

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2001                                     June 30      March 31
                                        ----------  ------------

Net interest income                     $   11,877  $     11,044
Provision for loan and lease losses          1,131           701
Net interest income after provision
 for loan and lease losses                  10,746        10,343
Noninterest income                           7,546         7,409
Noninterest expense                         14,395        14,152
Income taxes                                 1,180         1,201
Income from continuing operations            2,717         2,399
Gain from operations of discontinued
 operations                                    160            94
 Income tax expense                             63            37
 Gain on discontinued operation                 97            57
Net income                              $    2,814  $      2,456

Per share:
 Earnings per share-basic               $      .29  $        .26
 Earnings per share-diluted                    .29           .25
 Earnings per common share from
  continuing operations-basic (1)              .28           .25
 Earning per common share from
  continuing operations-diluted (1)            .28           .25
 Adjusted earnings per common share
  -basic (2)                                   .32           .28
 Adjusted earnings per common share
  -diluted (2)                                 .32           .28
 Adjusted earnings per common share
  from continuing operations-basic (3)         .31           .28
 Adjusted earnings per common share
  from continuing operations-
  diluted (3)                                  .31           .27
 Cash dividends declared on
  common stock                                0.09          0.09
 Book value per common share                 10.56         10.33
 Market price - high                         14.00         14.25
                low                          10.25         12.50
 Weighted average common shares
  outstanding                            9,600,801     9,618,210
 Weighted average diluted common
  shares outstanding                     9,695,351     9,724,761

Ratios:
 Return on average assets                     0.73%         0.67%
 Return on average equity                    11.32         10.24
 Net interest margin                          3.60          3.54
 Efficiency ratio                            73.95         77.58

(1)  Excludes the discontinued operations for the sale of our Eau
     Claire branch in the fourth quarter of 2002 and the related gain on sale.
(2) Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002.
(3) Excludes the goodwill amortization discontinued with the adoption of FAS 142 on January 2, 2002, and the adoption of FAS 147 on September 30, 2002, and the discontinued operations for the sale of our Eau Claire branch in the fourth quarter of 2002 and the related gain on sale.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. As discussed in note one to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

KPMG LLP

Des Moines, Iowa
January 17, 2003

Representations of Management

Management is responsible for the contents of the consolidated financial statements and other information contained in other sections of this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate to reflect, in all material respects, the substance of events and transactions that should be included. The consolidated financial statements reflect management's judgments and estimates as to the effects of events and transactions that are accounted for or disclosed. The company maintains accounting and reporting systems, supported by an internal accounting control system, which are adequate to provide reasonable assurance that transactions are authorized, assets are safeguarded, and reliable consolidated financial statements are prepared, recognizing the cost and expected benefits of internal accounting controls. A staff of internal auditors conducts ongoing reviews of accounting practices and internal accounting controls.

The consolidated financial statements as of December 31, 2002, 2001 and 2000, of Heartland Financial USA, Inc. and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; First Community Bank; DB&T Insurance, Inc.; DB&T Community Development Corp.; Citizens Finance Co.; ULTEA, Inc.; DBT Investment Corporation; Heartland Capital Trust I; Heartland Statutory Trust II; and Heartland Capital Trust II were audited by independent certified public accountants. Their role is to render independent professional opinions of the fairness of the consolidated financial statements based upon performance of procedures they deem appropriate under generally accepted auditing standards.

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


/s/ Lynn B. Fuller
-----------------------------
Lynn B. Fuller
President and CEO, Heartland Financial USA, Inc.



/s/ John K. Schmidt
------------------------------
John K. Schmidt
Executive Vice President and CFO, Heartland Financial USA, Inc.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 2003 annual meeting of stockholders dated April 9, 2003 (the "2003 Proxy Statement") under the caption "Election of Directors" and under the caption, "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2002, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.


                                     Position with Heartland
                                        and Subsidiaries
     Name                Age         and Principal Occupation

Lynn B. Fuller            53       Chairman, President and Chief
                                   Executive Officer of
                                   Heartland; Vice Chairman of
                                   Dubuque Bank and Trust
                                   Company; Director of Galena
                                   State Bank and Trust Company,
                                   First Community Bank,
                                   Riverside Community Bank,
                                   Wisconsin Community Bank, New
                                   Mexico Bank & Trust, and
                                   Citizens Finance Co.; Director
                                   and President of Citizens
                                   Finance Co.; Chairman and
                                   Director of ULTEA, Inc.

John K. Schmidt           43       Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer of Heartland;
                                   Director, President and Chief
                                   Executive Officer of Dubuque
                                   Bank and Trust Company;
                                   Treasurer of Citizens Finance
                                   Co.; Treasurer of ULTEA, Inc.

Kenneth J. Erickson       51       Executive Vice President,
                                   Credit Administration, of
                                   Heartland; Executive Vice
                                   President, Lending of Dubuque
                                   Bank and Trust Company; Senior
                                   Vice President of Citizens
                                   Finance Co.; Director of
                                   ULTEA, Inc.

Edward H. Everts          51       Senior Vice President,
                                   Heartland, Operations and
                                   Retail Banking; Senior Vice
                                   President of Operations and
                                   Retail Banking of Dubuque Bank
                                   and Trust Company

Douglas J. Horstmann      49       Senior Vice President,
                                   Lending of Heartland;
                                   Executive Vice President, Head
                                   of Lending of Dubuque Bank and
                                   Trust Company

Paul J. Peckosh           57       Senior Vice President, Trust
                                   of Heartland; Executive Vice
                                   President, Trust, of Dubuque
                                   Bank and Trust Company


Mr. Lynn B. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. He has been a director of Galena State Bank and Trust Company since its acquisition by Heartland in 1992 and First Community Bank since the merger in 1994. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. He was named Director of Riverside Community Bank in conjunction with the opening of the de novo operation in 1995, Director of Wisconsin Community Bank in conjunction with the purchase of Cottage Grove State Bank in 1997 and Director of New Mexico Bank & Trust in conjunction with the opening of the de novo bank in 1998. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

John K. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991. He has been employed by Dubuque Bank and Trust Company since September, 1984 and became Dubuque Bank and Trust Company's Vice President, Finance in 1986, Senior Vice President and Chief Financial Officer in January, 1991 and President and Chief Executive Officer in 1999. Mr. Schmidt is a certified public accountant and worked at KPMG LLP in Des Moines, Iowa, from 1982 until joining Dubuque Bank and Trust Company. Mr. Schmidt has been a director of Heartland since February, 2001.

Kenneth J. Erickson was named Executive Vice President, Credit Administration, of Heartland in 1999 and has served as Executive Vice President since 2000, Senior Vice President since 1992 and Senior Vice President, Lending of Dubuque Bank and Trust Company since 1989. Mr. Erickson joined Dubuque Bank and Trust Company in 1975 and was appointed Vice President, Commercial Loans in 1985.

Edward H. Everts was appointed as Senior Vice President of Heartland in 1996. Mr. Everts joined Dubuque Bank and Trust Company as Senior Vice President, Operations and Retail Banking in 1992. Prior to his service with Dubuque Bank and Trust Company, Mr. Everts was Vice President and Lead Retail Banking Manager of First Bank, Duluth, Minnesota.

Douglas J. Horstmann was named as Senior Vice President of Heartland in 1999, and has been Executive Vice President, Lending since 2000 and Senior Vice President, Lending, of Dubuque Bank and Trust Company since 1989. Mr. Horstmann joined Dubuque Bank & Trust Company in 1980 and was appointed Vice President, Commercial Loans in 1985. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh was appointed Senior Vice President of Heartland in 1999, and has been Executive Vice President, Trust, since 2000 and Senior Vice President, Trust, of Dubuque Bank and Trust Company since 1991. Mr. Peckosh joined Dubuque Bank and Trust Company in 1975 as Assistant Vice President, Trust and was appointed Vice President, Trust in 1980. Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.

ITEM 11.

EXECUTIVE COMPENSATION

The information in the 2003 Proxy Statement, under the caption
"Executive Compensation" is incorporated by reference, except for the information contained under the heading "Compensation
Committee Report on Executive Compensation" and "Stockholder
Return Performance Presentation."

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the 2003 Proxy Statement, under the caption
"Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2003 Proxy Statement under the caption
"Transactions with Management" is incorporated by reference.

The table below sets forth the following information as of December 31, 2002 for (i) all compensation plans previously approved by Heartland's shareholders and (ii) all compensation plans not previously approved by Heartland's shareholders:

     (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
     (b) the weighted-average exercise price of such outstanding options, warrants and rights;
     (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

              EQUITY COMPENSATION PLAN INFORMATION

                      Number of
                      securities     Weighted-
                        to be         average        Number of
                      issued upon     exercise       securities
                      exercise of     price of       available
                      outstanding    outstanding     for future
                        options        options        issuance
                      -----------    -----------     ----------

Equity compensation
 plans approved by
 security holders      612,000          $13.30         357,234
Equity compensation
  plans not approved
  by security holders        -               -               -
                       -------          ------         -------
Total                  612,000          $13.30         357,234(1)
                       =======          ======         =======

(1)  Includes 59,369 shares available for use under the Heartland
     Stock Option Plan and 297,865 shares available for use under the Heartland Employee Stock Purchase Plan.

ITEM 14.

CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, Heartland's Chief Executive Officer and Chief Financial Officer concluded that Heartland's disclosure controls and procedures are effective. There have been no significant changes in Heartland's internal controls or in other factors that could significantly affect Heartland's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The documents filed as a part of this report are listed below:

3.   Exhibits

     The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the "Index of Exhibits" immediately following the signature page.

(b)  Reports of Form 8-K:

     On January 22, 2003, Heartland filed a report on Form 8-K stating under Item 5 that Heartland issued a press release announcing the election of a new director to its board of directors.

     On January 23, 2003, Heartland filed a report on Form 8-K stating under Item 5 that Heartland issued a press release announcing its earnings for the quarter ended on December 31, 2002.

     On February 21, 2003, Heartland issued a report on Form 8-K stating under Itme 5 that Heartland issued a press release announcing that Heartland and a group of investors intend to file application with the Arizona State Department of Banking to charter a new bank.

     On February 26, 2003, Heartland issued a report on Form 8-K stating under Item 5 that Heartland issued a press release announcing that an application has been filed with the Nasdaq
Stock Market, Inc. to make its common stock eligible for quotation on the Nasdaq National Market System.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

Heartland Financial USA, Inc.


By:  /s/ Lynn B. Fuller              /s/ John K. Schmidt
     ------------------------        ------------------------
     Lynn B. Fuller                  John K. Schmidt
     Principal Executive Officer     Executive Vice President
                                     and Principal Financial
                                     and Accounting Officer

Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.


/s/ Lynn B. Fuller                 /s/ John K. Schmidt
-----------------------------      -----------------------------
Lynn B. Fuller                     John K. Schmidt
President, CEO, Chairman           Executive Vice President, CFO
and Director                       and Director


/s/ James F. Conlan                /s/ Mark C. Falb
-----------------------------      -----------------------------
James F. Conlan                    Mark C. Falb
Director                           Director


/s/ Thomas L. Flynn                /s/ John W. Cox, Jr.
-----------------------------      -----------------------------
Thomas L. Flynn                    John W. Cox, Jr.
Director                           Director

I, Lynn B. Fuller, Principal Executive Officer of the Company, certify that:

I have reviewed this annual report on Form 10-K of Heartland
Financial USA, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        - designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        - evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        - presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        - all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        - any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date:  March 26, 2003

                                   Principal Executive Officer

                                   /s/ Lynn B. Fuller
                                   -----------------------
                                   By: Lynn B. Fuller
                                   President and Chief Executive
                                   Officer



I, John K. Schmidt, Principal Accounting Officer of the Company, certify that:

I have reviewed this annual report on Form 10-K of Heartland
Financial USA, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        - designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        - evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        - presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        - all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        - any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date:  March 26, 2003

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

10.2   Dubuque Bank and Trust Management Incentive Compensation
       Plan (Filed as Exhibit 10.3 to Registrant's Form S-4 for the fiscal year ended December 31, 1993, and incorporated by reference herein.)

10.3 Heartland Financial Defined Contribution Master Plan and Trust Agreement dated January 1, 1995. (Filed as Exhibit
       10.21 to Registrant's Form 10-K for the fiscal year ended December 31, 1995, and incorporated by reference herein.)

10.4 Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the Heartland subsidiaries and their selected officers who have met the three years of service requirement. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA, Inc.

10.5   Heartland Financial USA, Inc. Employee Stock Purchase
       Plan effective January 1, 1996. (Filed in conjunction with Form S-8 on June 18, 1996, and incorporated by reference herein.)

10.6 License and Service Agreement, Software License Agreement, and Professional Services Agreement between Fiserv and Heartland Financial USA, Inc. dated June 21, 1996. (Filed as Exhibit 10.43 to Registrant's form 10Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

10.7 Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed New Mexico Bank dated November 5, 1997. (Filed as Exhibit 10.23 to Registrant's Form 10K for the fiscal year ended December 31, 1997, and incorporated by reference herein.)

10.8   Heartland Financial USA, Inc. Health Care Plan dated
       January 1, 1999. (Filed as Exhibit 10.13 to Registrant's
       Form 10K for the fiscal year ended December 31, 1998, and incorporated by reference herein.)

10.9   Second Amended and Restated Credit Agreement between
       Heartland Financial USA, Inc. and The Northern Trust
       Company dated September 28, 2000. (Filed as Exhibit 10.19 to Registrant's Form 10Q for the nine months ended
       September 30, 2000, and incorporated by reference herein.)

10.10 See Exhibit 10.9 for substantially the same form of a Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated September 28, 2000, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million. (Filed as Exhibit
       10.20 to Registrant's Form 10Q for the nine months ended September 30, 2000, and incorporated by reference herein.)

10.11 Change of Control Agreements including Golden Parachute Payment Adjustments and Restrictive Covenants between Heartland Financial USA, Inc. and Executive Officers dated January 1, 2002. (Filed as Exhibit 10.12 to Registrant's Form 10K for the year ended December 31, 2001, and incorporated by reference herein.)

10.12  Change of Control Agreements between Heartland Financial
       USA, Inc. and Executive Officers dated January 1, 2002.
       (Filed as Exhibit 10.13 to Registrant's Form 10K for the year ended December 31, 2001, and incorporated by reference herein.)

10.13 Third Amendment to Second Amended and Restated Credit Agreement between Heartland Financial USA, Inc. and The Northern Trust Company dated as of December 13, 2001. (Filed as Exhibit 10.14 to Registrant's Form 10K for the year ended December 31, 2001, and incorporated by reference herein.)

10.14 See Exhibit 10.14 for substantially the same form of a Third Amendment to Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated as of December 13, 2001, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million (Filed as Exhibit 10.15 to Registrant's Form 10K for the year ended December 31, 2001, and incorporated by reference herein.)

10.15  Indenture between Heartland Financial USA, Inc. and First
       Union Trust Company, National Association, dated as of
       October 21, 1999 (filed as Exhibit 4.1 to Form S-3 dated
       September 16, 1999, and incorporated by reference herein.)

10.16 Indenture between Heartland Financial USA, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated as of December 18, 2001. (Filed as
       Exhibit 10.17 to Registrant's Form 10K for the year ended December 31, 2001, and incorporated by reference herein.)

10.17 Indenture between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of June 27, 2002. (Filed as Exhibit 10.1 to the Registrant's 10Q for the six months ended June 30, 2002, and incorporated by reference herein.)

10.18 Fourth Amendment to Second Amended and Restated Credit Agreement between Heartland Financial USA, Inc. and The Northern Trust Company dated as of December 13, 2001. (Filed as Exhibit 10.2 to Registrant's Form 10Q for the six months ended June 30, 2002, and incorporated by reference herein.)

10.19 See Exhibit 10.18 for substantially the same form of a Fourth Amendment to Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated as of December 13, 2001, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million (Filed as Exhibit 10.2 to Registrant's Form 10Q for the six months ended June 30, 2002, and incorporated by reference herein.)

10.20 Fifth Amendment to Second Amended and Restated Credit Agreement between Heartland Financial USA, Inc. and The Northern Trust Company dated as of December 13, 2001. (Filed as Exhibit 10.1 to Registrant's Form 10Q for the nine months ended September 30, 2002, and incorporated by reference herein.)

10.21 See Exhibit 10.20 for substantially the same form of a Fifth Amendment to Credit Agreement between Heartland Financial USA, Inc. and Harris Trust and Savings Bank dated as of December 13, 2001, except that the lender is Harris Trust and Savings Bank and the commitment is $20 million (Filed as Exhibit 10.2 to Registrant's Form 10Q for the nine months ended September 30, 2002, and incorporated by reference herein.)

10.22  Dividend Reinvestment Plan dated as of January 24, 2002.
       (Filed as Form S-3D on January 25, 2002, and incorporated by reference herein.)

10.23 Stockholder Rights Agreement between Heartland Financial USA, Inc., and Dubuque Bank and Trust Company, as Rights Agent, dated as of June 7, 2002. (Filed as Form 8-K on June 11, 2002, and incorporated by reference herein.)

10.24  Agreement to Organize and Stockholder Agreement between
       Heartland Financial USA, Inc. and Investors in the
       Proposed Arizona Bank dated February 1, 2003

10.25  Supplemental Initial Investor Agreement between Heartland
       Financial USA, Inc. and Initial Investors in the Proposed
       Arizona Bank dated February 1, 2003

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