Form 10-Q
period 2003-03-31
HEARTLAND FINANCIAL USA INC
filed 2003-05-14
CIK 920112

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities
Exchange Act of 1934). Yes X  No

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 13, 2003, the Registrant had outstanding
9,907,451 shares of common stock, $1.00 par value per share.

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

                             Part II

Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of
          Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K


          Form 10-Q Signature Page

                             PART I

ITEM 1. FINANCIAL STATEMENTS

                  HEARTLAND FINANCIAL USA, INC.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share data)


                                          3/31/03     12/31/02
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   52,698   $   61,106
Federal funds sold and other short-
 term investments                            4,059       39,886
                                        ----------   ----------
Cash and cash equivalents                   56,757      100,992
Time deposits in other
 financial institutions                      1,694        1,677
Securities:
 Trading, at fair value                        963          915
 Available for sale, at fair value
  (cost of $382,089 for 2003 and
  $381,398 for 2002)                       389,893      389,900
Loans and leases:
 Held for sale                              22,108       23,167
 Held to maturity                        1,211,428    1,152,069
Allowance for loan and lease losses        (17,054)     (16,091)
                                        ----------   ----------
Loans and leases, net                    1,216,482    1,159,145
Assets under operating leases               30,498       30,367
Premises, furniture and equipment, net      38,767       35,591
Other real estate, net                         117          452
Goodwill, net                               16,050       16,050
Core deposit premium and mortgage
 servicing rights                            4,670        4,879
Other assets                                46,224       46,011
                                        ----------   ----------
TOTAL ASSETS                            $1,802,115   $1,785,979
                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  184,233   $  197,516
 Savings                                   526,542      511,979
 Time                                      656,216      628,490
                                        ----------   ----------
Total deposits                           1,366,991    1,337,985
Short-term borrowings                      132,238      161,379
Other borrowings                           140,582      126,299
Accrued expenses and other liabilities      34,600       36,275
                                        ----------   ----------
TOTAL LIABILITIES                        1,674,411    1,661,938
                                        ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 share; authorized, 184,000 shares;
 none issued or outstanding)                     -            -
Series A Junior Participating preferred
 stock (par value $1 per share;
 authorized, 16,000 shares; none
 issued or outstanding)                          -            -
Common stock (par value $1 per share;
 authorized, 16,000,000 shares at
 March 31, 2003, and December 31, 2002;
 issued 9,952,152 shares at March 31,
 2003, and 9,905,783 shares at
 December 31, 2002)                          9,952        9,906
Capital surplus                             16,945       16,725
Retained earnings                           97,577       94,048
Accumulated other comprehensive income       3,774        4,230
Treasury stock at cost
 (24,397 shares at March 31, 2003,
 and 59,369 shares at December 31,
 2002)                                        (544)        (868)
                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                 127,704      124,041
                                        ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,802,115   $1,785,979
                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                                              Three Months Ended
                                               3/31/03   3/31/02
                                               -------   -------
INTEREST INCOME:
Interest and fees on loans and leases         $ 21,136  $ 20,437
Interest on securities:
 Taxable                                         3,167     3,194
 Nontaxable                                        925       472
Interest on federal funds sold                      14       105
Interest on interest bearing deposits in
 other financial institutions                       49       103
                                              --------  --------
TOTAL INTEREST INCOME                           25,291    24,311
                                              --------  --------
INTEREST EXPENSE:
Interest on deposits                             7,033     8,364
Interest on short-term borrowings                  633       470
Interest on other borrowings                     1,866     2,209
                                              --------  --------
TOTAL INTEREST EXPENSE                           9,532    11,043
                                              --------  --------
NET INTEREST INCOME                             15,759    13,268
Provision for loan and lease losses              1,304       981
                                              --------  --------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN AND LEASE LOSSES                          14,455    12,287
                                              --------  --------

NONINTEREST INCOME:
Service charges and fees                         1,307     1,447
Trust fees                                         952       832
Brokerage commissions                              147       127
Insurance commissions                              250       217
Securities gains, net                              680        81
Loss on trading account securities                 (28)      (28)
Impairment loss on equity securities              (148)        -
Rental income on operating leases                3,418     3,856
Gain on sale of loans                            1,532     1,007
Valuation adjustment on mortgage servicing
 rights                                           (298)        -
Other noninterest income                           663       447
                                              --------  --------
TOTAL NONINTEREST INCOME                         8,475     7,986
                                              --------  --------
NONINTEREST EXPENSES:
Salaries and employee benefits                   7,760     6,905
Occupancy                                          917       763
Furniture and equipment                            875       804
Depreciation on equipment under operating
 leases                                          2,787     3,030
Outside services                                 1,110       874
FDIC deposit insurance assessment                   53        53
Advertising                                        473       451
Core deposit premium amortization                  101       124
Other noninterest expenses                       1,981     1,642
                                              --------  --------
TOTAL NONINTEREST EXPENSES                      16,057    14,646
                                              --------  --------
INCOME BEFORE INCOME TAXES                       6,873     5,627
Income taxes                                     2,349     1,806
                                              --------  --------
INCOME FROM CONTINUING OPERATIONS                4,524     3,821

Discontinued operations:
 Income from operation of discontinued
  branch                                             -       201
 Income taxes                                        -        79
                                              --------  --------
Income from discontinued operation                   -       122
                                              --------  --------
NET INCOME                                    $  4,524  $  3,943
                                              ========  ========
EARNINGS PER COMMON SHARE-BASIC               $   0.46  $   0.41
EARNINGS PER COMMON SHARE-DILUTED             $   0.45  $   0.40
CASH DIVIDENDS DECLARED PER COMMON SHARE      $   0.10  $   0.10

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital    Retained
                                   Stock     Surplus    Earnings
                                   -------   -------   ---------
Balance at January 1, 2002         $ 9,906   $18,116    $79,107
Net income                               -         -      3,943
Unrealized loss on securities
 available for sale                      -         -          -
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $75                                  -         -          -
Reclassification adjustment for
 net security gains realized in
 net income                              -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.10 per share                  -         -       (983)
Purchase of 22,705 shares of
 common stock                            -         -          -
Sale of 169,286 shares of
 common stock                            -    (1,477)         -
                                   -------   -------    -------
Balance at March 31, 2002          $ 9,906   $16,639    $82,067
                                   =======   =======    =======

Balance at January 1, 2003         $ 9,906   $16,725    $94,048
Net income                               -         -      4,524
Unrealized loss on securities
 available for sale                      -         -          -
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $15                                  -         -          -
Reclassification adjustment for
 net security gains realized in
 net income                              -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.10 per share                  -         -       (995)
Purchase of 26,119 shares of
 common stock                            -         -          -
Sale of 107,460 shares of
 common stock                           46       220          -
                                   -------   -------    -------
Balance at March 31, 2003          $ 9,952   $16,945    $97,577
                                   =======   =======    =======

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock      Total
                              -------------  --------    -----
Balance at January 1, 2002         $ 3,565   $(3,604)  $107,090
Net income                               -         -      3,943
Unrealized loss on securities
 available for sale                 (1,025)        -     (1,025)
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $75                                222         -        222
Reclassification adjustment for
 net security gains realized in
 net income                            (81)        -        (81)
Income taxes                           301         -        301
                                                       --------
Comprehensive income                                      3,360
Cash dividends declared:
 Common, $.10 per share                  -         -       (983)
Purchase of 22,705 shares of
 common stock                            -      (305)      (305)
Sale of 169,286 shares of
 common stock                            -     2,855      1,378
                                   -------   -------   --------
Balance at March 31, 2002          $ 2,982   $(1,054)  $110,540
                                   =======   =======   ========

Balance at January 1, 2003         $ 4,230   $  (868)  $124,041
Net income                               -         -      4,524
Unrealized loss on securities
 available for sale                   (134)        -       (134)
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $15                                (25)        -        (25)
Reclassification adjustment for
 net security gains realized in
 net income                           (532)        -       (532)
Income taxes                           235         -        235
                                                       --------
Comprehensive income                                      4,068
Cash dividends declared:
 Common, $.10 per share                  -         -       (995)
Purchase of 26,119 shares of
 common stock                            -      (579)      (579)
Sale of 107,460 shares of
 common stock                            -       903      1,169
                                   -------   -------   --------
Balance at March 31, 2003          $ 3,774   $  (544)  $127,704
                                   =======   =======   ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                          Three Months Ended
                                         3/31/03      3/31/02
                                         -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  4,524     $  3,943
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             3,716        3,949
 Provision for loan and lease losses       1,304          985
 Provision for income taxes less than
  payments                                 1,545        1,709
 Net amortization of premium on
  securities                               1,478        1,337
 Securities gains, net                      (680)         (81)
 Increase in trading account
  securities                                 (48)         (20)
 Loss on impairment of equity
  securities                                 148            -
 Loans originated for sale               (86,407)     (38,533)
 Proceeds on sales of loans               89,508       52,480
 Net gain on sales of loans               (1,532)      (1,007)
 Increase in accrued interest
  receivable                                (185)        (778)
 Decrease in accrued interest payable       (996)        (466)
 Other, net                               (2,890)        (933)
                                        --------     --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                9,485       22,585
                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on maturities of time
 deposits in other financial
 institutions                                 17            4
Proceeds from the sale of
 securities available for sale            14,892          902
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                       47,944       42,206
Purchase of securities available
 for sale                                (63,976)     (81,168)
Net increase in loans and leases         (60,034)      (1,778)
Increase in assets under operating
 leases                                   (2,918)        (867)
Capital expenditures                      (3,948)      (2,459)
Proceeds on sale of OREO and other
 repossessed assets                          661          156
                                        --------     --------
NET CASH USED BY INVESTING ACTIVITIES    (67,362)     (43,004)
                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts             1,280      (25,431)
Net increase in time deposit accounts     27,726       37,471
Net decrease in short-term borrowings    (29,141)     (22,950)
Proceeds from other borrowings            20,000        2,840
Repayments of other borrowings            (5,717)      (6,146)
Purchase of treasury stock                  (579)        (305)
Proceeds from sale of common stock         1,068        1,378
Dividends                                   (995)        (983)
                                        --------     --------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                               13,642      (14,126)
                                        --------     --------
Net decrease in cash and cash
 equivalents                             (44,235)     (34,545)
Cash and cash equivalents at
 beginning of year                       100,992       93,550
                                        --------     --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 56,757     $ 59,005
                                        ========     ========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  1,127     $     17
                                        ========     ========
 Cash paid for interest                 $ 10,528     $ 11,744
                                        ========     ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 2002, included in Heartland Financial USA, Inc.'s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 26, 2003. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002, are shown in the tables below:

                                             Three Months Ended
(Dollars in thousands)                       3/31/03    3/31/02
                                             -------    -------
Income from continuing operations            $ 4,524    $ 3,821
Discontinued operations:
 Income from operation of discontinued
  branch                                           -        201
 Income taxes                                      -         79
                                             -------    -------
Income from discontinued operation                 -        122
                                             -------    -------
Net income                                   $ 4,524    $ 3,943
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,891      9,729
Assumed incremental common shares issued
 upon exercise of stock options (000's)          116         65
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)           10,007      9,794
                                             =======    =======
Earnings per common share - basic            $   .46    $   .41
Earnings per common share - diluted              .45        .40
Earnings per common share from
 continuing operations - basic(1)                .46        .39
Earnings per common share from
 continuing operations - diluted (1)             .45        .39

(1) Excludes the discontinued operations of our Eau Claire branch.

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

(Dollars in thousands, except per share      Three Months Ended
 data)                                       3/31/03   3/31/02
                                             -------   -------
Net income as reported                       $ 4,524   $ 3,943
Pro forma                                      4,308     3,695

Earnings per share-basic
 as reported                                 $   .46   $   .41
Pro forma                                        .44       .38

Earnings per share-diluted
 as reported                                 $   .45   $   .40
Pro forma                                        .43       .38


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

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2003, is presented in the table below.

                                              March 31, 2003
                                        ------------------------
                                         Gross
                                        Carrying    Accumulated
                                         Amount     Amortization
                                        --------    ------------
Intangible assets:
 Core deposit premium (000's)           $ 4,492        $ 2,157
 Mortgage servicing rights (000's)        3,102            767
                                        -------        -------
Total (000's)                           $ 7,594        $ 2,924
                                        =======        =======
Unamortized intangible assets (000's)                  $ 4,670
                                                       =======

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2003. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortized intangible assets:


                         Core      Mortgage
                        Deposit    Servicing
                        Premium     Rights      Total
                       ---------   --------   ---------
Nine months ended
 December 31, 2003
 (000's)                  $  303    $1,611    $  1,914

Year Ended December 31,
 2004 (000's)             $  353    $  207    $    560
 2005 (000's)                353       172         525
 2006 (000's)                353       138         491
 2007 (000's)                353       103         456
 2008 (000's)                353        69         422


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

Total net income for the first quarter of 2003 was $4.5 million, or $.45 on a diluted earnings per common share basis, compared to $3.9 million, or $.40 on a diluted earnings per common share basis, during the same quarter in 2002, a $581 thousand or 15% increase. On an annualized basis, return on average common equity was 14.56% and return on average assets was 1.04% for the first quarter of 2003. For the same period in 2002, annualized return on average equity was 14.68% and annualized return on average assets was .98%. These results continue to provide excellent evidence of the benefits derived from the expansion and diversification efforts embarked upon in the late 1990's. Management remains focused on expanding the customer base in the markets served and continues to look for opportunities to enter new markets. New Mexico Bank & Trust's branch in Santa Fe attracted deposits of nearly $5 million during its first three months of operations. Plans for additional branch locations in this market are underway. Later this summer, we hope to begin operation of a de novo bank in Phoenix, Arizona, as Heartland has joined a group of experienced, local bankers in that area to bring true community banking to the East Valley of Phoenix. While expansion efforts can initially be a drag on current earnings, we are confident they will provide a firm foundation for future success.

Earnings from continuing operations for the first quarter of 2003 increased $703 thousand or an 18% increase. Net income from continuing operations totaled $4.5 million, or $.45 on a diluted earnings per common share basis, for the first quarter of 2003 compared to $3.8 million, or $.39 on a diluted earnings per common share basis, during the same quarter in 2002. The Eau Claire branch of Wisconsin Community Bank, a bank subsidiary of Heartland, was sold effective December 15, 2002. The effect of this discontinued operation on net income during the first quarter of 2002 was a gain of $122 thousand, or less than $.01 on a diluted earnings per common share basis. This branch sale allowed Heartland to redirect assets to markets where the assets can be more productively and profitably employed.

Contributing to the improved earnings during the first quarter of 2003 was the $2.6 million or 19% growth in net interest income due primarily to growth in earning assets. Average earning assets went from $1.46 billion during the first quarter of 2002 to $1.59 billion during the same quarter in 2003, a change of $128.0 million or 9%. Noninterest income increased $489 thousand or 6% while noninterest expense increased $1.4 million or 10%. Gains on sale of loans and activities within the available for sale and trading portfolios contributed to the additional noninterest income. These improvements in noninterest income were offset by a valuation adjustment on mortgage servicing rights and an increase in amortization on these mortgage servicing rights as prepayments were experienced in our servicing portfolio. A portion of the increase in noninterest expense was attributable to the implementation of imaging technology across all the bank subsidiaries and to expansion into the Santa Fe, New Mexico and Phoenix, Arizona markets.

Total assets at March 31, 2003, had increased $16.136 million or nearly 1% since year-end 2002. Loans and leases were $1.23 billion and deposits were $1.37 billion at the end of the first quarter, an increase of 5% and 2%, respectively, since year-end 2002. Nearly two-thirds of the growth in the loan portfolio was commercial and commercial real estate.

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

     - Heartland has continued to experience an increase in watch and problem loan exposure.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2003. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003. Even though there have been various signs of emerging strength, it is not certain that this strength will be sustainable. Consumer confidence plunged to a nine-year low during 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.12% during the first quarter of 2003 compared to 3.77% for the same period in 2002 and 4.06% for the fourth quarter of 2002. Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. Management has been successful in the utilization of floors on its commercial loan portfolio to minimize the affect downward rates have on Heartland's interest income. If rates begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. On a tax-equivalent basis, interest income as a percentage of average earning assets was 6.56% during the first quarter of 2003 compared to 6.85% during the first quarter of 2002, a decline of 29 basis points. On the liability side of the balance sheet, management has continued to look for opportunities to lock in some funding in three- to five-year maturities as rates have been at historical low levels. Interest expense as a percentage of average earning assets was 2.44% during the first quarter of 2003 compared to 3.07% during the first quarter of 2002, a decline of 63 basis points.

For the three-month period ended March 31, 2003, interest income increased $980 thousand or 4% when compared to the same period in 2002. This increase was attributable to the growth in earning assets. Average earning assets were $1.59 billion during the first quarter of 2003 compared to $1.46 billion during the first quarter of 2002. This growth in earning assets offset the effect of a further decline in the national prime rate. During the first quarter of 2003, the national prime rate was 4.25% compared to 4.75% during the first quarter of 2002.

For the three-month period ended March 31, 2003, interest expense decreased $1.5 million or 14% when compared to the same period in 2002. The decline in interest expense outpaced the decline in interest income primarily as a result of the decline in rates and the maturity of higher-rate certificates of deposit accounts. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

On May 6, 2003, the Federal Reserve policy makers decided to keep their target for the federal funds interest rate unchanged at 1.25%, the lowest target interest rate on overnight loans between banks since 1961. Correspondingly, national prime remained unchanged at 4.25%. The continuation of these historically low interest rates may have a negative impact on Heartland's net interest margin. Even though a majority of Heartland's floating rate commercial loan portfolio has floors in place, at these historically low interest rate levels, there will be pressure to lower these floors or refinance to fixed rate products. Additionally, the rates paid on deposit products have been driven to significantly low levels during the past year and, in many cases, there is little room to lower these rates another 50 basis points.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The $1.3 million provision for loan losses made during the first quarter of 2003, an increase of $323 thousand or 33% when compared to the same quarter in 2002, resulted primarily from growth experienced in the loan portfolio and an increase in watch and problem loan exposure. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

Total noninterest income increased $489 thousand or 6% during the first quarter of 2003 when compared to the same quarter in 2002. The noninterest categories reflecting significant improvement during the quarter were securities gains and gains on sale of loans.

Service charges and fees decreased $140 thousand or 9% during the quarters under comparison. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Even though Heartland's servicing portfolio grew to $428.1 million at March 31, 2003, from $395.1 million at year-end 2002, the amortization on the mortgage servicing rights associated with the servicing portfolio increased $410 thousand for the quarters under comparison as more prepayments were experienced in the portfolio. Offsetting a portion of this increase was an additional $75 thousand, a 7% increase, in service charges on checking accounts. The addition of an overdraft privilege feature to our checking account product line in late 2001, along with growth in checking account balances, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Checking account balances grew from $154.6 million at March 31, 2002, to $181.2 million at March 31, 2003, a $26.6 million or 17% increase. Also contributing to the increase in service charges and fees was the $65 thousand or 33% growth in fees collected for the processing of activity on our automated teller machines. Beginning in the summer of 2002, the state of Iowa began to allow financial institutions to charge a fee for the use of automated teller machines. Iowa was only one of a few states that had not been allowing surcharges on automated teller machines.

Gains on sale of loans increased by $525 thousand or 52% for the quarters under comparison. The volume of mortgage loans sold into the secondary market during the first quarter of 2003 was greater than those sold during the same period in 2002, primarily as a result of the low rate environment during 2003 compared to the same quarter in 2002. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

During the first quarter of 2003, securities gains were $680 thousand compared to $81 thousand during the first quarter of 2002. During the first quarter of 2003, Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in well-seasoned mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment.

Heartland began classifying some of its new equity securities purchases as trading during the first quarter of 2001. Losses on this portfolio totaled $28 thousand during the first quarters of both years under comparison.

Impairment losses on equity securities deemed to be other than temporary totaled $148 thousand during the first quarter of 2003. A majority of these losses were related to the decline in market value on the common stock of two companies held in Heartland's available for sale equity securities portfolio. The carrying value of these stocks on Heartland's balance sheet at March 31, 2003, was $63 thousand. Additionally, during the first quarter of 2003, an impairment loss on equity securities totaling $20 thousand was recorded on Heartland's investment in a limited partnership. The fair value of the remaining portion of Heartland's investment in this partnership at quarter-end was $80 thousand.

During the first quarter of 2003, a $298 thousand loss was recorded as a valuation adjustment on mortgage servicing rights. The valuation of Heartland's mortgage servicing rights declined since year-end as a result of the further drop in mortgage loan interest rates. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter.

Rental income on operating leases decreased $438 thousand or 11% during the first three months of 2003. This decrease resulted from a decline in the number of vehicles being replaced at our vehicle leasing and fleet management subsidiary, ULTEA. As the economy weakened, many companies elected to continue operations with their current fleet of vehicles instead of the replacement of three or four year old vehicles, as had typically been the norm.

Total other noninterest income increased $216 thousand or 48% during the quarters under comparison. Nearly all this increase was attributable to a gain on the sale of repossessed real estate.

NONINTEREST EXPENSE

Total noninterest expense increased $1.4 million or 10% during the first quarter of 2003 when compared to the same quarter in 2002. A large portion of this increase was attributable to expansion efforts, as well as, to the implementation of imaging technology across all Heartland's bank subsidiaries.

Salaries and employee benefits, the largest component of noninterest expense, increased $855 thousand or 12% for the quarters under comparison. This category made up more than 60% of the total increase in noninterest expense. In addition to normal merit increases, these increases were also attributable to the opening of new branches in Santa Fe, New Mexico and Fitchburg, Wisconsin and plans to open a de novo bank in Phoenix, Arizona. The number of full-time equivalent employees employed by Heartland increased from 572 at March 31, 2002, to 626 at March 31, 2003.

Fees for outside services increased by $236 thousand or 27% for the quarters under comparison. Contributing to these increases were the following:

     - Early in 2003, Heartland embarked upon the implementation of imaging technology across all its bank subsidiaries.

     - As on-line banking has grown in popularity, Heartland has incurred additional costs to provide this service to its customers.

     - Legal and professional fees related to Heartland's continuing expansion through branch and de novo bank formations, in addition to the exploration of potential acquisitions, increased during 2003.

Consistent with the lack of vehicle replacement activity occurring at ULTEA, the depreciation on equipment under operating leases decreased $243 thousand or 8% during first three months of 2003.

Other noninterest expense increased $339 thousand or 21% for the quarters under comparison. This increase was primarily the result of the implementation of imaging technology and the opening of branches in the new markets of Santa Fe and Fitchburg. Some of the expenses included within other noninterest expense that experienced growth as a result of these efforts were advertising, office supplies, postage and telephone. Additionally, settlement on an action brought by Heartland to recover losses on an investment fund partnership, in which Heartland was a limited partner, was paid during the first quarter of 2003.

INCOME TAX EXPENSE

Income tax expense for the first quarter of 2003 increased $464 thousand or 25% when compared to the same period in 2002, primarily as a result of growth in pre-tax earnings. Heartland's effective tax rate increased to 34.18% during the first quarter of 2003 compared to 32.34% for the first quarter of 2002.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases increased $58.3 million, an increase of 5% since year-end 2002. Growth was experienced in all the loan portfolios except consumer.

The commercial and commercial real estate loan portfolio grew $37.2 million or 5% during the first three months of 2003. Most of this growth occurred at Dubuque Bank and Trust and Riverside Community Bank, principally as a result of continued calling efforts.

Agricultural and agricultural real estate loans grew $10.9 million or 7% during the first three months of 2003. The majority of this growth occurred at Dubuque Bank and Trust Company, Heartland's flagship bank in Dubuque, Iowa.

The residential mortgage loan portfolio experienced an increase of $13.0 million or 9% as management elected to retain a portion of the fifteen-year fixed rate loans. Customers have continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. Heartland's servicing portfolio was $395.1 million at year-end 2002 and $418.1 million at March 31, 2003.

Consumer loan outstandings declined $2.1 million or 2% during the first three months of 2003, as the economy continued to weaken and consumers were provided other sources of financing, e.g., zero percent automobile financing through dealerships.

The table below presents the composition of the loan portfolio as of March 31, 2003, and December 31, 2002.

LOAN PORTFOLIO
(Dollars in thousands)

                                March 31,         December 31,
                                  2003               2002
                             Amount   Percent   Amount   Percent
                           ---------- ------- ---------- -------
Commercial and commercial
 real estate               $  780,742  63.15% $  743,520  63.10%
Residential mortgage          158,895  12.85     145,931  12.39
Agricultural and
 agricultural real estate     166,520  13.47     155,596  13.21
Consumer                      118,799   9.61     120,853  10.26
Lease financing, net           11,360    .92      12,308   1.04
                           ---------- ------- ---------- -------
Gross loans and leases      1,236,316 100.00%  1,178,208 100.00%
                                      =======            =======
Unearned discount              (2,039)            (2,161)
Deferred loan fees               (741)              (811)
                           ----------         ----------
Total loans and leases      1,233,536          1,175,236
Allowance for loan and
 lease losses                 (17,054)           (16,091)
                           ----------         ----------
Loans and leases, net      $1,216,482         $1,159,145
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

The allowance for loan and lease losses increased by $963 thousand or 6% during the first three months of 2003. The allowance for loan and lease losses at March 31, 2003, was 1.38% of loans and 337% of nonperforming loans, compared to 1.37% of loans and 359% of nonperforming loans, at year-end 2002. Nonperforming loans increased slightly to .41% of total loans and leases compared to .38% of total loans and leases at year-end 2002.

During the first three months of 2003, Heartland recorded net charge offs of $341 thousand compared to $570 thousand for the same period in 2002. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced an improvement in net charge-offs. For the first three months of 2003, Citizens recorded net charge-offs of $139 thousand or 41% of total net charge-offs compared to $327 thousand or 57% of total net charge-offs during the same period in 2002.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
                                                 Three Months
                                                Ended March 31,
                                                 2003     2002
                                               -------  -------
Balance at beginning of period                 $16,091  $14,660
Provision for loan and lease losses from
 continuing operations                           1,304      981
Provision for loan and lease losses from
 discontinued operations                             -        4
Recoveries on loans and leases previously
 charged off                                       153      267
Loans and leases charged off                      (494)    (837)
                                               -------  -------
Balance at end of period                       $17,054  $15,075
                                               =======  =======
Net charge offs to average loans and leases      0.03%    0.05%


The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS
(Dollars in thousands)

                                       As Of           As Of
                                     March 31,     December 31,
                                    2003   2002     2002   2001
                                   ------------------------------
Nonaccrual loans and leases        $4,426 $7,071   $3,944 $7,269
Loan and leases contractually
 past due 90 days or more             632  1,069      541    500
Restructured loans and leases           -    354        -    354
                                   ------ ------   ------ ------
Total nonperforming loans and
 leases                             5,058  8,494    4,485  8,123
Other real estate                     117    245      452    130
Other repossessed assets              291    291      279    343
                                   ------ ------   ------ ------
Total nonperforming assets         $5,466 $9,030   $5,216 $8,596
                                   ====== ======   ====== ======
Nonperforming loans and leases
 to total loans and leases          0.41%  0.78%    0.38%  0.73%

Nonperforming assets to total
 assets                             0.30%  0.55%    0.29%  0.52%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 22% of total assets at March 31, 2003, and December 31, 2002.

During the first three months of 2003, management elected to shift a portion of the securities portfolio into mortgage-backed securities from U.S. government agencies. Tightly structured tranches in well-seasoned mortgage-backed securities were purchased to enhance the performance of the portfolio given a rise in interest rates. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities.

The table below presents the composition of the available for sale securities portfolio by major category as of March 31, 2003, and December 31, 2002.

AVAILABLE FOR SALE SECURITIES PORTFOLIO
(Dollars in thousands)
                                  March 31,        December 31,
                                   2003               2002
                              Amount  Percent   Amount   Percent
                            --------  -------  --------  -------
U.S. Treasury securities    $    498     .13%  $    498     .13%
U.S. government agencies      74,061   19.00    100,841   25.86
Mortgage-backed securities   201,469   51.67    187,318   48.04
States and political
  subdivisions                83,560   21.43     71,391   18.31
Other securities              30,305    7.77     29,852    7.66
                            --------  -------  --------  -------
Total available for sale
 securities                 $389,893  100.00%  $389,900  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $29.0 million or 2% during the first three months of 2003. Increases in total deposits occurred at all the bank subsidiaries except for First Community Bank. The demand deposit category experienced a decrease during the three-month period, while savings and certificate of deposit account balances increased. The $13.3 million or 7% decline in demand deposit balances appeared to be due primarily to normal seasonal fluctuations that many banks experience during the first quarter of the year. Savings deposit account balances grew by $14.6 million or 3% and certificate of deposit account balances grew by $27.7 million or 4% during the first three months of 2003. With the continued instability in the equity markets, many customers have elected to keep funds on deposit in financial institutions. Additionally, as long-term rates have continued at all-time lows, efforts were focused at attracting customers into certificates of deposit with a maturity exceeding two years.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the three-month period ended March 31, 2003, the amount of short-term borrowings decreased $29.1 million or 18%. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances declined $14.0 million or 14% since year-end 2002 as interest rates continued at all-time low levels and some of these repurchase agreement customers elected to invest a portion of their excess funds in higher-yielding products.

Also included in short-term borrowings are the credit lines
Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million.
At March 31, 2003, and December 31, 2002, a total of $25.0 million was outstanding on these credit lines.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $140.6 million on March 31, 2003, compared to $126.3 million on December 31, 2002. The change in these account balances primarily resulted from activity in the bank subsidiaries' borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at March 31, 2003, had increased to $90.5 million from $72.5 million at December 31, 2002. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years. To fund a portion of the fixed-rate commercial and residential loan growth experienced, Heartland entered into three-, five- and seven-year FHLB advances.

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

Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                 March 31,        December 31,
                                   2003               2002
                             Amount     Ratio   Amount    Ratio
                             ------     -----   ------    -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  146,222  10.54% $  141,918 10.65%
 Tier 1 capital minimum
   requirement                 55,499   4.00%     53,298  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   90,723   6.54% $   88,620  6.65%
                           ==========  ====== ========== ======

 Total capital             $  163,277  11.77% $  158,010 11.86%
 Total capital minimum
   requirement                110,997   8.00%    106,596  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   52,280   3.77% $   51,414  3.86%
                           ==========  ====== ========== ======
Total risk-adjusted
  assets                   $1,387,468         $1,332,451
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  146,222   8.36% $  141,918  8.24%
 Tier 1 capital minimum
   requirement(3)              69,975   4.00%     68,883  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   76,247   4.36% $   73,035  4.24%
                           ==========  ====== ========== ======
Average adjusted assets
 (less goodwill and other
 intangible assets)        $1,749,378         $1,722,077
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


Commitments for capital expenditures are an important factor in evaluating capital adequacy. In April of 2003, HTLF Capital Corp., an investment banking subsidiary of Heartland was formed. This entity will specialize in purchasing direct taxable and tax-exempt investments including: municipal leasing, hospital financing, college and university financing, project financing and 501c(3) private activity financing. Heartland's initial investment in this subsidiary was $500 thousand.

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

Late in 2002, Heartland entered into an agreement to purchase a 49% ownership interest in an airplane. This airplane will replace Heartland's current ownership in an airplane purchased in 1998. Delivery of the new airplane is scheduled to occur at the end of May. Heartland's net investment in this airplane will be approximately $2.1 million, of which a $233 thousand down payment was made in December of 2002.

As a result of the acquisition of National Bancshares, Inc., the one-bank holding company of First National Bank of Clovis, remaining requisite cash payments under the notes payable total $637 thousand in 2004, plus interest at 7.00%. Immediately following the closing of the acquisition, the bank was merged into New Mexico Bank & Trust. As a result of this affiliate bank merger, Heartland's ownership in New Mexico Bank & Trust increased to approximately 88%.

In June of 2000, Heartland offered a portion of its shares of New Mexico Bank & Trust's common stock to interested investors. In no case would Heartland's interest be allowed to fall below 80%. All minority stockholders, including the initial investors, entered into a stock transfer agreement before shares were issued to them. This stock transfer agreement imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor in May of 2003. Alex Sheshunoff Management Services, Inc. has been engaged to perform an appraisal of the stock of New Mexico Bank & Trust, upon which appraisal the repurchase price will be determined. As of March 31, 2003, Heartland's ownership in New Mexico Bank & Trust was 86%.

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

On June 27, 2002, Heartland completed a private placement offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. All of these securities qualified as Tier 1 capital for regulatory purposes as of March 31, 2003.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. All of these securities qualified as Tier 1 capital for regulatory purposes as of March 31, 2003.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of March 31, 2003.

Plans for the renovation and construction of a 50,000 square foot facility to accommodate the operations and support functions of Heartland are underway. Property in downtown Dubuque, Iowa, across the street from Dubuque Bank and Trust's main facility, has been purchased. The $4.5 million project has begun with completion anticipated this winter. A reduction in overall costs on this project will result from tax credits and other incentives made available on the project as it includes the rehabilitation of two historical structures and the creation of new jobs.

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

Heartland's revolving credit agreements provide a maximum borrowing capacity of $50.0 million. As of March 31, 2003, these credit agreements provided an additional borrowing capacity of $25.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2003, Heartland was in compliance with the covenants contained in these credit agreements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Management does not believe that Heartland's primary market risk exposures and how those exposures have been managed to-date in 2003 changed significantly when compared to 2002.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of March 31, 2003, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $1.8 million on March 31, 2003.


ITEM 4. CONTROLS AND PROCEDURES

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

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Executive Officer.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Financial Officer.

Reports on Form 8-K

On April 17, 2003, the Registrant filed a report on Form 8-K pursuant to Item 12 that a press release announcing earnings for the quarter ended on March 31, 2003, was issued.

On May 12, 2003, the Registrant filed a report on Form 8-K pursuant to Item 12 that its quarterly newsletter to shareholders was mailed on or about May 12, 2003.

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


                                   Principal Executive Officer

                                   /s/ Lynn B. Fuller
                                   -----------------------
                                   By: Lynn B. Fuller
                                   President

                                   Principal Financial and
                                   Accounting Officer

                                   /s/ John K. Schmidt
                                   -----------------------
                                   By: John K. Schmidt
                                   Executive Vice President
                                   and Chief Financial Officer

                                   Dated:  May 14, 2003


I, Lynn B. Fuller, Principal Executive Officer of the Registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heartland Financial USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
      (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date:  May 14, 2003

                                   Principal Executive Officer

                                   /s/ Lynn B. Fuller
                                   -----------------------
                                   By: Lynn B. Fuller
                                       President and Chief
                                       Executive Officer



I, John K. Schmidt, Principal Accounting Officer of the
Registrant, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heartland Financial USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
      (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   Date:  May 14, 2003

                                   Principal Financial and
                                   Accounting Officer

                                   /s/ John K. Schmidt
                                   -------------------------------
                                   By: John K. Schmidt
                                       Executive Vice President
                                       and Chief Financial Officer