Form 10-Q
period 2003-06-30
HEARTLAND FINANCIAL USA INC
filed 2003-08-14
CIK 920112

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended June 30, 2003

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

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 13, 2003, the Registrant had outstanding 10,122,504 shares of common stock, $1.00 par value per share.

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


          Form 10-Q Signature Page

                             PART I

ITEM 1. FINANCIAL STATEMENTS

                  HEARTLAND FINANCIAL USA, INC.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share data)


                                          6/30/03     12/31/02
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   56,645   $   61,106
Federal funds sold and other short-
 term investments                           29,941       39,886
                                        ----------   ----------
Cash and cash equivalents                   86,586      100,992
Time deposits in other
 financial institutions                      1,205        1,677
Securities:
 Trading, at fair value                      1,030          915
 Available for sale, at fair value
  (cost of $359,689 for 2003 and
  $381,398 for 2002)                       371,037      389,900
Loans and leases:
 Held for sale                              32,054       23,167
 Held to maturity                        1,223,364    1,152,069
Allowance for loan and lease losses        (17,600)     (16,091)
                                        ----------   ----------
Loans and leases, net                    1,237,818    1,159,145
Assets under operating leases               31,172       30,367
Premises, furniture and equipment, net      43,315       35,591
Other real estate, net                         489          452
Goodwill, net                               20,167       16,050
Core deposit premium and mortgage
 servicing rights                            3,821        4,879
Other assets                                58,595       46,011
                                        ----------   ----------
TOTAL ASSETS                            $1,855,235   $1,785,979
                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  208,608   $  197,516
 Savings                                   517,545      511,979
 Time                                      677,081      628,490
                                        ----------   ----------
Total deposits                           1,403,234    1,337,985
Short-term borrowings                      136,872      161,379
Other borrowings                           146,206      126,299
Accrued expenses and other liabilities      31,971       36,275
                                        ----------   ----------
TOTAL LIABILITIES                        1,718,283    1,661,938
                                        ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 share; authorized, 184,000 shares;
 none issued or outstanding)                     -            -
Series A Junior Participating preferred
 stock (par value $1 per share;
 authorized, 16,000 shares; none
 issued or outstanding)                          -            -
Common stock (par value $1 per share;
 authorized, 16,000,000 shares at
 June 30, 2003, and December 31, 2002;
 issued 10,174,476 shares at June 30,
 2003, and 9,905,783 shares at
 December 31, 2002)                         10,174        9,906
Capital surplus                             20,532       16,725
Retained earnings                          100,803       94,048
Accumulated other comprehensive income       5,820        4,230
Treasury stock at cost
 (15,483 shares at June 30, 2003,
 and 59,369 shares at December 31,
 2002)                                        (377)        (868)
                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                 136,952      124,041
                                        ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,855,235   $1,785,979
                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Six Months Ended
                          6/30/03   6/30/02    6/30/03   6/30/02
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 21,606  $ 20,632   $ 42,742  $ 41,069
Interest on securities:
 Taxable                    2,064     3,188      5,231     6,382
 Nontaxable                   986       672      1,911     1,144
Interest on federal
 funds sold                   116        67        130       172
Interest on interest
 bearing deposits in
 other financial
 institutions                  48        37         97       140
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      24,820    24,596     50,111    48,907
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        7,072     7,994     14,105    16,358
Interest on short-term
 borrowings                   545       517      1,178       987
Interest on other
 borrowings                 1,996     2,096      3,862     4,305
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      9,613    10,607     19,145    21,650
                         --------  --------   --------  --------
NET INTEREST INCOME        15,207    13,989     30,966    27,257
Provision for loan and
 lease losses                 922       630      2,226     1,611
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN AND LEASE LOSSES     14,285    13,359     28,740    25,646
                         --------  --------   --------  --------


NONINTEREST INCOME:
Service charges and fees    1,449     1,697      2,756     3,144
Trust fees                    858       904      1,810     1,736
Brokerage commissions         216       203        363       330
Insurance commissions         166       160        416       377
Securities gains, net         478        75      1,158       156
Gain (loss) on trading
 account securities           277      (214)       249      (242)
Impairment loss on equity
 securities                   (22)        -       (170)        -
Rental income on
 operating leases           3,477     3,674      6,895     7,530
Gain on sale of loans       1,689       522      3,221     1,529
Valuation adjustment on
 mortgage servicing
 rights                      (694)     (326)      (992)     (326)
Other noninterest income      517        91      1,180       538
                         --------  --------   --------  --------
TOTAL NONINTEREST INCOME    8,411     6,786     16,886    14,772
                         --------  --------   --------  --------
NONINTEREST EXPENSES:
Salaries and employee
 benefits                   8,075     6,841     15,835    13,746
Occupancy                     939       763      1,856     1,526
Furniture and equipment       973       814      1,848     1,618
Depreciation on equipment
 under operating leases     2,825     2,879      5,612     5,909
Outside services            1,162     1,107      2,272     1,981
FDIC deposit insurance
 assessment                    54        53        107       106
Advertising                   613       383      1,086       834
Core deposit and other
 intangibles amortization     101       123        202       247
Other noninterst expenses   1,833     1,704      3,814     3,346
                         --------  --------   --------  --------
TOTAL NONINTEREST
 EXPENSES                  16,575    14,667     32,632    29,313
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      6,121     5,478     12,994    11,105
Income taxes                1,914     1,560      4,263     3,366
                         --------  --------   --------  --------
INCOME FROM CONTINUING
 OPERATIONS                 4,207     3,918      8,731     7,739
Discontinued operations:
 Income from operation of
  discontinued branch           -       202          -       403
 Income taxes                   -        79          -       158
                         --------  --------   --------  --------
Income from discontinued
 operations                     -       123          -       245
                         --------  --------   --------  --------
NET INCOME               $  4,207  $  4,041   $  8,731  $  7,984
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.43  $   0.41   $   0.88  $   0.82
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.42  $   0.41   $   0.87  $   0.81
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.10  $   0.10   $   0.20  $   0.20

See accompanying notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------
Balance at January 1, 2002         $ 9,906   $18,116   $ 79,107
Net income                               -         -      7,984
Unrealized gain (loss) on
 securities available for sale           -         -          -
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $213                                 -         -          -
Reclassification adjustment for
 net security gains realized in
 net income                              -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.20 per share                  -         -     (1,965)
Purchase of 76,705 shares of
 common stock                            -         -          -
Sale of 217,629 shares of
 common stock                            -    (1,332)         -
                                   -------   --------  --------
Balance at June 30, 2002           $ 9,906   $16,784   $ 85,126
                                   =======   =======   ========

Balance at January 1, 2003         $ 9,906   $16,725   $ 94,048
Net income                               -        -       8,731
Unrealized gain (loss) on
 securities available for sale           -        -           -
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $117                                 -        -           -
Reclassification adjustment for
 net security gains realized in
 net income                              -        -           -
Income taxes                             -        -           -

Comprehensive income
Cash dividends declared:
 Common, $.20 per share                  -         -     (1,976)
Purchase of 195,411 shares of
 common stock                            -         -          -
Issuance of 268,693 shares of
 common stock                          268     3,805          -
Sale of 136,042 shares of
 common stock                            -         2          -
                                   -------   -------   --------
Balance at June 30, 2003           $10,174   $20,532   $100,803
                                   =======   =======   ========

                               Accumulated
                                 Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------  --------
Balance at January 1, 2002         $ 3,565   $(3,604)  $107,090
Net income                               -         -      7,984
Unrealized gain (loss) on
 securities available for sale       1,939         -      1,939
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $213                              (572)        -       (572)
Reclassification adjustment for
 net security gains realized in
 net income                           (156)        -       (156)
Income taxes                          (412)        -       (412)
                                                       --------
Comprehensive income                                      8,783
Cash dividends declared:
 Common, $.20 per share                  -         -     (1,965)
Purchase of 76,705 shares of
 common stock                            -    (1,060)    (1,060)
Sale of 217,629 shares of
 common stock                            -     3,468      2,136
                                   -------   -------   --------
Balance at June 30, 2002           $ 4,364   $(1,196)  $114,984
                                   =======   =======   ========

Balance at January 1, 2003         $ 4,230   $  (868)  $124,041
Net income                               -         -      8,731
Unrealized gain (loss) on
 securities available for sale       3,595         -      3,595
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $117                              (198)        -       (198)
Reclassification adjustment for
 net security gains realized in
 net income                           (988)        -       (988)
Income taxes                          (819)        -       (819)
                                                       --------
Comprehensive income                                     10,321
Cash dividends declared:
 Common, $.20 per share                  -         -     (1,976)
Purchase of 195,411 shares of
 common stock                            -    (5,469)    (5,469)
Issuance of 268,693 shares of
 common stock                            -     4,612      8,685
Sale of 136,042 shares of
 common stock                            -     1,348      1,350
                                   -------   -------   --------
Balance at June 30, 2003           $ 5,820   $  (377)  $136,952
                                   =======   =======   ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Six Months Ended
                                         6/30/03       6/30/02
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  8,731     $  7,984
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             7,550        8,021
 Provision for loan and lease losses       2,226        1,601
 Provision for income taxes less than
  payments                                 1,811        2,971
 Net amortization of premium on
  securities                               3,480        2,543
 Securities gains, net                    (1,158)        (156)
 (Increase) decrease in trading
  account securities                        (115)         298
 Loss on impairment of equity
  securities                                 170            -
 Loans originated for sale              (219,507)     (70,779)
 Proceeds on sales of loans              214,392       83,825
 Net gain on sales of loans               (3,221)      (1,529)
 Decrease (increase) in accrued
  interest receivable                         50         (708)
 (Decrease) increase in accrued
  interest payable                           (38)         120
 Other, net                               (1,218)        (790)
                                        --------     --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               13,153       33,401
                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other
 financial institutions                        -       (1,068)
Proceeds on maturities of time
 deposits in other financial
 institutions                                128            4
Proceeds from the sale of
 securities available for sale            37,078       20,889
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                       96,409       84,178
Purchase of securities available
 for sale                               (113,385)    (126,362)
Net increase in loans and leases         (72,643)     (21,567)
Purchase of bank-owned life
 insurance policies                      (15,000)           -
Increase in assets under operating
 leases                                   (6,417)      (2,539)
Capital expenditures                      (9,110)      (3,307)
Proceeds on sale of OREO and other
 repossessed assets                          899          273
                                        --------     --------
NET CASH USED BY INVESTING ACTIVITIES    (82,041)     (49,499)
                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand
 deposits and savings accounts            16,658       (3,463)
Net increase in time deposit accounts     48,591       26,381
Net decrease in short-term borrowings    (24,507)     (16,813)
Proceeds from other borrowings            25,750        7,683
Repayments of other borrowings            (5,843)     (15,151)
Purchase of treasury stock                (5,469)      (1,060)
Proceeds from sale of common stock         1,278        1,823
Dividends                                 (1,976)      (1,965)
                                        --------     --------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                               54,482       (2,565)
                                        --------     --------
Net decrease in cash and cash
 equivalents                             (14,406)     (18,663)
Cash and cash equivalents at
 beginning of year                       100,992       93,550
                                        --------     --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 86,586     $ 74,887
                                        ========     ========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  2,623     $    332
                                        ========     ========
 Cash paid for interest                 $ 20,141     $ 21,973
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

The financial information of Heartland included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended June 30, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2003 and 2002, are shown in the tables below:

                                             Three Months Ended
(Dollars in thousands)                       6/30/03    6/30/02
                                             -------    -------
Income from continuing operations            $ 4,207    $ 3,918
Discontinued operations:
 Income from operation of discontinued
  branch                                           -        202
 Income taxes                                      -         79
                                             -------    -------
Income from discontinued operation                 -        123
                                             -------    -------
Net income                                   $ 4,207    $ 4,041
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,874      9,809
Assumed incremental common shares issued
 upon exercise of stock options (000's)          185         64
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)           10,059      9,873
                                             =======    =======
Earnings per common share - basic            $   .43    $   .41
Earnings per common share - diluted              .42        .41
Earnings per common share from
 continuing operations - basic(1)                .43        .40
Earnings per common share from
 continuing operations - diluted(1)              .42        .40

 (1) Excludes the discontinued operations of our Eau Claire branch.

                                              Six Months Ended
(Dollars in thousands)                       6/30/03    6/30/02
                                             -------    -------
Income from continuing operations            $ 8,731    $ 7,739
Discontinued operations:
 Income from operation of discontinued
  branch                                           -        403
 Income taxes                                      -        158
                                             -------    -------
Income from discontinued operation                 -        245
                                             -------    -------
Net income                                   $ 8,731    $ 7,984
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,883      9,770
Assumed incremental common shares issued
 upon exercise of stock options (000's)          188         62
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)           10,071      9,832
                                             =======    =======
Earnings per common share - basic            $   .88    $   .82
Earnings per common share - diluted              .87        .81
Earnings per common share from
 continuing operations - basic(1)                .88        .79
Earnings per common share from
 continuing operations - diluted(1)              .87        .79

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

                                Three Months       Six Months
(Dollars in thousands,             Ended             Ended
 except per share data)       6/30/03 6/30/02   6/30/03  6/30/02
                              ------- -------   -------  -------
Net income as reported        $ 4,207 $ 4,041   $ 8,731  $ 7,984
Pro forma                       4,207   4,041     8,515    7,736

Earnings per share-basic
 as reported                  $   .43 $   .41   $   .88  $   .82
Pro forma                         .43     .41       .86      .79

Earnings per share-diluted
 as reported                  $   .42 $   .41   $   .87  $   .79
Pro forma                         .42     .41       .85      .79


Pro forma net income only reflects options granted from 1996 through 2003. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1996, is not considered.

Effect of New Financial Accounting Standards-In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain variable interest entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. Heartland adopted the disclosure provisions of FIN 46 effective December 31, 2002, and the provisions of FIN 46 for newly formed variable interest entities effective January 31, 2003. Heartland has no newly formed variable interest entity subject to the provisions of FIN 46. Heartland is in the process of determining whether consolidation of various affordable housing tax credit project partnerships will be necessary in the third quarter of 2003 to reflect the July 1, 2003 effective date. Consolidation of these entities, if required, is not expected to have a material effect on the consolidated financial statements of Heartland.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, SFAS No. 149 requires that contract with comparable characteristics be accounted for similarly. This statement is effective prospectively for contracts entered into or modified after June 30, 2003, except for those provisions of the Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with the respective effective dates. The impact of adopting SFAS No. 149 on Heartland's financial condition and results of operation is not expected to be material.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The impact of adopting SFAS No. 150 on Heartland's financial condition and results of operation is not expected to be material.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2003, is presented in the table below.

                                              June 30, 2003
                                        ------------------------
                                         Gross
                                        Carrying    Accumulated
(Dollars in thousands)                   Amount     Amortization
                                        --------    ------------
Intangible assets:
 Core deposit premium                   $ 4,492        $ 2,258
 Mortgage servicing rights                3,522          1,935
                                        -------        -------
Total                                   $ 8,014        $ 4,193
                                        =======        =======
Unamortized intangible assets                          $ 3,821
                                                       =======

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2003. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortized intangible assets:


                         Core      Mortgage
                        Deposit    Servicing
(Dollars in thousands)  Premium     Rights      Total
                       ---------   ---------  ---------
Six months ended
 December 31, 2003       $   202    $ 1,379    $ 1,581

Year Ended December 31,
 2004                    $   353    $    59    $   412
 2005                        353         49        402
 2006                        353         39        392
 2007                        353         29        382
 2008                        353         20        373

NOTE 3: ACQUISITIONS

On June 30, 2003, Heartland completed the buyout of all minority stockholders of New Mexico Bank & Trust as agreed upon during its formation in 1998. The repurchase price was determined by an appraisal of the stock of New Mexico Bank & Trust. In exchange for their shares of New Mexico Bank & Trust stock, the minority stockholders received a total of 383,574 shares of Heartland common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This report contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

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

Total net income for the second quarter of 2003 was $4.2 million, or $.42 on a diluted earnings per common share basis, compared to $4.0 million, or $.41 on a diluted earnings per common share basis, during the same quarter in 2002, a $166 thousand or 4% increase. On an annualized basis, return on average common equity was 13.15% and return on average assets was .92% for the second quarter of 2003. For the same period in 2002, annualized return on average equity was 14.44% and annualized return on average assets was .99%. These results are particularly gratifying in light of continued softness in the economy and Heartland's continued investment in the growth of its franchise.

Earnings from continuing operations for the second quarter of 2003 increased $289 thousand or 7%. Net income from continuing operations totaled $4.2 million, or $.42 on a diluted earnings per common share basis, for the second quarter of 2003 compared to $3.9 million, or $.40 on a diluted earnings per common share basis, during the same quarter in 2002. The Eau Claire branch of Wisconsin Community Bank, a bank subsidiary of Heartland, was sold effective December 15, 2002. The effect of this discontinued operation on net income during the second quarter of 2002 was a gain of $123 thousand, or $.01 on a diluted earnings per common share basis. This branch sale allowed Heartland to redirect assets to markets where the assets can be more productively and profitably employed.


Contributing to the improved earnings during the second quarter of 2003 was the $1.2 million or 9% growth in net interest income due primarily to growth in earning assets. Average earning assets went from $1.46 billion during the second quarter of 2002 to $1.65 billion during the same quarter in 2003, a change of $190.9 million or 13%. Gains on sale of loans and activities within the available for sale and trading portfolios contributed to a $1.6 million or 24% increase in noninterest income. These improvements in noninterest income were partially offset by a valuation adjustment on mortgage servicing rights and an increase in amortization on these mortgage servicing rights as a result of prepayments experienced within Heartland's mortgage servicing portfolio. Noninterest expense increased $l.9 million or 13%, a portion of which was attributable to the implementation of imaging technology across all the bank subsidiaries, the addition of HTLF Capital Corp. and expansion into the Santa Fe, New Mexico and Phoenix, Arizona markets.

For the six-month period ended June 30, 2003, total net income increased 9% to $8.7 million, or $.87 per diluted share, compared to total net income of $8.0 million, or $0.81 per diluted share in the same period in 2002. Return on average equity was 13.84%, and return on average assets was .98% for the six-month period in 2003 compared to 14.56% and .99%, respectively, for the same period in 2002.

The improved earnings during the first six months of 2003 was largely due to the $3.7 million or 14% growth in net interest income as a result of the growth in earning assets. Average earning assets went from $1.46 billion during the first half of 2002 to $1.62 billion during the same period in 2003, an increase of $159.5 million or 11%. Noninterest income increased $2.1 million or 14%, primarily as a result of gains on sale of loans and activities within the available for sale and trading portfolios and would have been more significant had it not been for the valuation adjustment on mortgage servicing rights recorded during the second quarter of 2003 and the increased amortization on mortgage servicing rights as a result of prepayments experienced in the mortgage servicing portfolio. Noninterest expense increased $3.3 million or 11%, due primarily to the implementation of imaging technology and the expansion efforts mentioned previously. Management remains focused on expanding the customer base in the markets served and continues to look for opportunities to enter new markets. New Mexico Bank & Trust's branch in Santa Fe attracted deposits in excess of $10 million during its first six months of operations. Plans for additional branch locations in this market are underway. Arizona Bank & Trust, Heartland's de novo bank in Mesa, Arizona, is scheduled to open on August 18, 2003. While expansion efforts can initially be a drag on current earnings, they will provide a firm foundation for future success.

Total assets at June 30, 2003, increased by 12% since June 30, 2002, and by 4% since December 31, 2002. Total loans and leases grew 13% to $1.26 billion compared to June 30, 2002, and deposits increased 14% to $1.40 billion over the same period. In the first six months of 2003, total loans and leases and total deposits increased by 7% and 5%, respectively. Commercial and commercial real estate loan volume alone grew by over $50 million since year-end and $100 million since last June. Deposits showed strong increases in the latest six month and twelve month periods, demonstrating continued strong customer response to Heartland's products despite the very low interest rate environment.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2003. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003. Even though there have been various signs of emerging strength, it is not certain that this strength will be sustainable. Consumer confidence plunged to a nine-year low during 2002. Should this economic climate continue, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.82% during the second quarter of 2003 compared to 3.94% for the same period in 2002 and 4.12% for the first quarter of 2003. For the first six months of 2003, net interest margin was 3.99%, compared to 3.86% in the same period one year ago.
A flat yield curve led to further compression of Heartland's net interest margin, but management believes its disciplined approach to asset and liability pricing has served to mitigate the effects of margin pressure to a significant degree. Management has been successful in the utilization of floors on its commercial loan portfolio to minimize the effect downward rates have on Heartland's interest income. If rates begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. On a tax-equivalent basis, interest income as a percentage of average earning assets was 6.37% during the first six months of 2003 compared to 6.85% during the first six months of 2002, a decline of 48 basis points. On the liability side of the balance sheet, management has continued to look for opportunities to lock in some funding in three- to five-year maturities as rates have been at historical low levels. Interest expense as a percentage of average earning assets was 2.38% during the first half of 2003 compared to 2.99% during the first half of 2002, a decline of 61 basis points.

For the three-month period ended June 30, 2003, interest income increased $224 thousand or 1% when compared to the same period in 2002. This increase was attributable to the growth in earning assets. Average earning assets were $1.65 billion during the second quarter of 2003 compared to $1.46 billion during the second quarter of 2002. For the six-month period ended June 30, 2003, interest income increased $1.2 million or 2% when compared to the same period in 2002. This increase was attributable to the growth in earning assets. Average earning assets were $1.62 billion during the second half of 2003 compared to $1.46 billion during the second half of 2002. This growth in earning assets offset the effect of a further decline in the national prime rate. During the second quarter of 2003, the national prime rate was further reduced from 4.25% to 4.00% compared to 4.75% during the first half of 2002.

For the three-month period ended June 30, 2003, interest expense decreased $1.0 million or 9% when compared to the same period in 2002. For the six-month period ended June 30, 2003, interest expense decreased $2.5 million or 12% when compared to the same period in 2002. The decline in interest expense outpaced the decline in interest income, primarily as a result of the decline in rates and the maturity of higher-rate certificate of deposit accounts. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

On June 25, 2003, the Federal Open Market Committee decided to lower its target for the federal funds rate by 25 basis points to 1.00%, the lowest target interest rate on overnight loans between banks since 1961. Correspondingly, national prime declined to 4.00%. The continuation of these historically low interest rates may have a negative impact on Heartland's net interest margin. Even though a majority of Heartland's floating rate commercial loan portfolio has floors in place, at these historically low interest rate levels, there will be pressure to lower these floors or refinance to fixed rate products. Additionally, the rates paid on deposit products have been driven to significantly low levels during the past year and, in many cases, there is little room to lower these rates another 50 basis points.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The provision for loan losses during the second quarter of 2003 was $922 thousand, an increase of $292 thousand or 46% when compared to the same quarter in 2002. During the first six months of 2003, the provision for loan losses was $2.2 million, an increase of $615 thousand or 38% when compared to the same period in 2002. These increases resulted primarily from the growth experienced in the loan portfolio and an increase in watch and problem loan exposure. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

Total noninterest income increased $1.6 million or 24% during the second quarter of 2003 when compared to the same quarter in 2002. On a year-to-date comparative basis, total noninterest income increased $2.1 million or 14%. The noninterest income categories reflecting significant improvement during the quarter and six months were securities gains and gains on sale of loans.

Service charges and fees decreased $248 thousand or 15% during the quarters under comparison and $388 thousand or 12% during the six-month periods under comparison. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Even though Heartland's servicing portfolio grew to $464.0 million at June 30, 2003, from $395.1 million at year-end 2002, the amortization on the mortgage servicing rights associated with the servicing portfolio increased $519 thousand for the quarters and $929 thousand for the six months under comparison, as a result of increased prepayments in the portfolio. Offsetting a portion of these increases was an additional $144 thousand in service charges on checking accounts during the first six months of 2003, a 7% increase. The addition of an overdraft privilege feature to our checking account product line in late 2001, along with growth in the number of checking accounts, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Checking account balances grew from $153.8 million at June 30, 2002, to $208.6 million at June 30, 2003, a $54.8 million or 36% increase. Also contributing to the increase in service charges and fees was the $93 thousand or 18% growth in fees collected for the processing of activity on our automated teller machines during the first six months of 2003. Beginning in the summer of 2002, the state of Iowa began to allow financial institutions to charge a fee for the use of automated teller machines.

Gains on sale of loans increased by $1.2 million or 224% for the quarters and $1.7 million or 111% for the six months under comparison. The volume of mortgage loans sold into the secondary market during the first half of 2003 was greater than those sold during the same period in 2002, primarily as a result of the historically low rate environment during 2003. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market. Mortgage rates began to move upward recently and if that trend continues, the present level of gains on sale of loans will not continue throughout the balance of the year.

During the second quarter of 2003, securities gains were $478 thousand compared to $75 thousand during the second quarter of 2002. During the first six months of 2003, securities gains were $1.2 million compared to $156 thousand during the first six months of 2002. During the first quarter of 2003, Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in well-seasoned mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment.

Heartland began classifying some of its new equity securities purchases as trading during the first quarter of 2001. This portfolio recorded gains of $277 thousand during the second quarter of 2003 compared to losses of $214 thousand during the same quarter in 2002. This improvement is indicative of the overall rise in the stock markets.

Impairment losses on equity securities deemed to be other than temporary totaled $22 thousand during the second quarter of 2003 and $170 thousand for the first six months of 2003. A majority of these losses were related to the decline in market value on the common stock of three companies held in Heartland's available for sale equity securities portfolio. The carrying value of these stocks on Heartland's balance sheet at June 30, 2003, was $42 thousand. Additionally, during the first quarter of 2003, an impairment loss on equity securities totaling $20 thousand was recorded on Heartland's investment in a limited partnership. The fair value of the remaining portion of Heartland's investment in this partnership at quarter-end was $80 thousand.

During the second quarter of 2003, a $694 thousand loss was recorded as a valuation adjustment on mortgage servicing rights compared to a $326 thousand loss during the same quarter in 2002. For the six-month period ended on June 30, the loss totaled $992 thousand during 2003 and $326 thousand during 2002. The valuation of Heartland's mortgage servicing rights declined since year-end as a result of the further drop in mortgage loan interest rates. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter.

Rental income on operating leases decreased $197 thousand or 5% during the second quarter of 2003 and $635 thousand or 8% during the first half of 2003. These decreases resulted from a decline in the number of vehicles being replaced at our vehicle leasing and fleet management subsidiary, ULTEA. As the economy weakened, many companies elected to continue operations with their current fleet of vehicles instead of the replacement of three or four year old vehicles, as had typically been the norm.

Total other noninterest income was $517 thousand during the second quarter of 2003 compared to $91 thousand during the same quarter in 2002. For the six-month period ended on June 30, total other noninterest income was $1.2 million in 2003 and $538 thousand in 2002. Contributing to the increases during 2003 were the following:


     - During the second quarter of 2003, Heartland purchased an additional $15 million in bank-owned life insurance policies and the corresponding increase in cash surrender value on these policies was $100 thousand.

     - During the first quarter of 2003, a $178 thousand gain was realized on the sale of one parcel of repossessed real estate.

     - In April of 2002, Dubuque Bank and Trust acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits applied to the 2002 tax year. Amortization of the investment in this limited liability company recorded during the first six months of 2002 was $178 thousand.

NONINTEREST EXPENSE

Total noninterest expense increased $1.9 million or 13% during the second quarter of 2003 when compared to the same quarter in 2002. On a six-month comparative basis, total noninterest expense increased $3.3 million or 11%. A large portion of this increase was attributable to expansion efforts, as well as, to the implementation of imaging technology across all of Heartland's bank subsidiaries.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.2 million or 18% for the quarters under comparison and $2.1 million or 15% for the six months under comparison. This category made up more than 60% of the total increase in noninterest expense. In addition to normal merit increases, these increases were also attributable to the opening of new branches in Santa Fe, New Mexico and Fitchburg, Wisconsin, the formation of HTLF Capital Corp. and preparations for the opening of a de novo bank in Phoenix, Arizona. The number of full-time equivalent employees employed by Heartland increased from 584 at June 30, 2002, to 642 at June 30, 2003.

The noninterest expense categories experiencing increases during the quarters and six-month periods under review due to the expansion efforts mentioned above were occupancy, furniture and equipment, outside services, advertising and other noninterest expense. These expenses in aggregate grew by $749 thousand or 16% during the quarters under comparison and $1.6 million or 17% for the six-month periods under comparison. The implementation of imaging technology across all the Heartland bank subsidiaries also contributed to the increases in these categories.

Consistent with the lack of vehicle replacement activity occurring at ULTEA, the depreciation on equipment under operating leases decreased $54 thousand or 2% during second three months of 2003 and $297 thousand or 5% during the first six months of 2003.

INCOME TAX EXPENSE

Income tax expense for the second quarter of 2003 increased $275 thousand or 17% when compared to the same period in 2002. On a six-month comparative basis, income tax expense increased $739 thousand or 21%. These increases reflected the continued growth in pre-tax earnings.

Heartland's effective tax rate increased to 31.27% during the second quarter of 2003 compared to 28.86% for the second quarter of 2002. For the six-month periods ended June 30, 2003 and 2002, the effective tax rate was 32.81% and 30.62%, respectively. Historic rehabilitation tax credits were applied to the 2002 tax year as a result of the previously mentioned ownership in a limited liability company that owns a certified historic structure. Tax-exempt interest income was 16% of pre-tax income during the first six months of 2003 compared to 12% for the same period in 2002.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases increased $80.2 million, an increase of 7% since year-end 2002. A majority of this growth occurred in the commercial and commercial real estate category, which grew $53.8 million or 7%. All of the banks experienced growth in this category, principally as a result of continued calling efforts.

Agricultural and agricultural real estate loans grew $6.0 million or 4% during the first half of 2003. Nearly all this growth occurred at Dubuque Bank and Trust Company, Heartland's flagship bank in Dubuque, Iowa.

Residential mortgage loans experienced an increase of $19.7 million or 14%, nearly half of which occurred in the loans held for sale. The remaining increase was primarily due to management's election to retain a portion of the fifteen-year fixed rate loans in its own portfolio. Customers have continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. Heartland's servicing portfolio was $395.1 million at year-end 2002 and $464.0 million at June 30, 2003.

Consumer loans increased $2.4 million or 2% during the first half of 2003, primarily in home equity lines of credit at Riverside
Community Bank.

The table below presents the composition of the loan portfolio as of June 30, 2003, and December 31, 2002.

LOAN PORTFOLIO
(Dollars in thousands)

                                June 30,          December 31,
                                  2003               2002
                             Amount   Percent   Amount   Percent
                           ---------- ------- ---------- -------
Commercial and commercial
 real estate               $  797,282  63.37% $  743,520  63.10%
Residential mortgage          165,647  13.17     145,931  12.39
Agricultural and
 agricultural real estate     161,551  12.84     155,596  13.21
Consumer                      123,226   9.80     120,853  10.26
Lease financing, net           10,365    .82      12,308   1.04
                           ---------- ------- ---------- -------
Gross loans and leases      1,258,071 100.00%  1,178,208 100.00%
                                      =======            =======
Unearned discount              (1,944)            (2,161)
Deferred loan fees               (709)              (811)
                           ----------         ----------
Total loans and leases      1,255,418          1,175,236
Allowance for loan and
 lease losses                 (17,600)           (16,091)
                           ----------         ----------
Loans and leases, net      $1,237,818         $1,159,145
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

The allowance for loan and lease losses increased by $1.5 million or 9% during the first six months of 2003. The allowance for loan and lease losses at June 30, 2003, was 1.40% of loans and 327% of nonperforming loans, compared to 1.37% of loans and 359% of nonperforming loans, at year-end 2002. Nonperforming loans increased slightly to .43% of total loans and leases compared to ..38% of total loans and leases at year-end 2002.

During the first six months of 2003, Heartland recorded net charge offs of $717 thousand compared to $852 thousand for the same period in 2002. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced an improvement in net charge-offs. For the first six months of 2003, Citizens recorded net charge-offs of $310 thousand or 43% of total net charge-offs compared to $493 thousand or 58% of total net charge-offs during the same period in 2002.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
                                                  Six Months
                                                Ended June 30,
                                                 2003     2002
                                               -------  -------
Balance at beginning of period                 $16,091  $14,660
Provision for loan and lease losses from
 continuing operations                           2,226    1,611
Provision for loan and lease losses from
 discontinued operations                             -      (10)
Recoveries on loans and leases previously
 charged off                                       323      415
Loans and leases charged off                    (1,040)  (1,267)
                                               -------  -------
Balance at end of period                       $17,600  $15,409
                                               =======  =======
Net charge offs to average loans and leases      0.06%    0.08%


The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS
(Dollars in thousands)

                                      As Of           As Of
                                     June 30,      December 31,
                                    2003   2002     2002   2001
                                   ------------------------------
Nonaccrual loans and leases               $4,727   $6,918 $3,944
$7,269
Loan and leases contractually
 past due 90 days or more             649    728      541    500
Restructured loans and leases           -      -        -    354
                                   ------ ------   ------ ------
Total nonperforming loans and
 leases                             5,376  7,646    4,485  8,123
Other real estate                     488    108      452    130
Other repossessed assets              287    241      279    343
                                   ------ ------   ------ ------
Total nonperforming assets         $6,151 $7,995   $5,216 $8,596
                                   ====== ======   ====== ======
Nonperforming loans and leases
 to total loans and leases          0.43%  0.69%    0.38%  0.73%

Nonperforming assets to total
 assets                             0.33%  0.48%    0.29%  0.52%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 20% of total assets at June 30, 2003, and 22% of total assets at December 31, 2002. A portion of the proceeds from the maturity and principal paydowns of securities was used to fund the loan growth experienced thus far in 2003.

During the first six months of 2003, management elected to shift a portion of the securities portfolio into mortgage-backed securities from U.S. government agencies. Tightly structured tranches in well-seasoned mortgage-backed securities were purchased to enhance the performance of the portfolio given a rise in interest rates. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities.

The table below presents the composition of the available for sale securities portfolio by major category as of June 30, 2003, and December 31, 2002.

AVAILABLE FOR SALE SECURITIES PORTFOLIO
(Dollars in thousands)
                                  June 30,         December 31,
                                   2003               2002
                              Amount  Percent   Amount   Percent
                            --------  -------  --------  -------
U.S. Treasury securities    $    499     .14%  $    498     .13%
U.S. government agencies      71,670   19.32    100,841   25.86
Mortgage-backed securities   178,187   48.02    187,318   48.04
States and political
  subdivisions                89,916   24.23     71,391   18.31
Other securities              30,765    8.29     29,852    7.66
                            --------  -------  --------  -------
Total available for sale
 securities                 $371,037  100.00%  $389,900  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $65.2 million or 5% during the first six months of 2003. Increases in total deposits occurred at all the bank subsidiaries except for First Community Bank. All the deposit categories experienced an increase during the six-month period. Demand deposit balances grew $11.1 million or 6% with the most significant occurring in the Riverside Community Bank and Wisconsin Community Bank markets. Savings deposit account balances grew by $5.6 million or 1%, primarily in the money market products offered by all the bank subsidiaries. Certificate of deposit account balances grew by $48.6 million or 8% during the first six months of 2003. With the continued instability in the equity markets, many customers have elected to keep funds on deposit in financial institutions. Additionally, as long-term rates have continued at all-time lows, efforts were focused at attracting customers into certificates of deposit with a maturity exceeding two years.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the six-month period ended June 30, 2003, the amount of short-term borrowings decreased $24.5 million or 15%. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances declined $2.8 million or 3% since year-end 2002.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At June 30, 2003, and December 31, 2002, a total of $25.0 million was outstanding on these credit lines.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $146.2 million on June 30, 2003, compared to $126.3 million on December 31, 2002. The change in these account balances primarily resulted from activity in the bank subsidiaries' borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at June 30, 2003, had increased to $94.5 million from $72.5 million at December 31, 2002. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years. To fund a portion of the fixed-rate commercial and residential loan growth experienced, Heartland entered into three-, five- and seven-year FHLB advances.

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

Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                  June 30,         December 31,
                                    2003               2002
                               Amount   Ratio     Amount  Ratio
                               ------   -----     ------  -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  145,001  10.17% $  141,918 10.65%
 Tier 1 capital minimum
   requirement                 57,028   4.00%     53,298  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   87,973   6.17% $   88,620  6.65%
                           ==========  ====== ========== ======

 Total capital             $  162,600  11.40% $  158,010 11.86%
 Total capital minimum
   requirement                114,057   8.00%    106,596  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   48,543   3.40% $   51,414  3.86%
                           ==========  ====== ========== ======
Total risk-adjusted
  assets                   $1,425,708         $1,332,451
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  145,001   7.97% $  141,918  8.24%
 Tier 1 capital minimum
   requirement(3)              72,764   4.00%     68,883  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   72,237   3.97% $   73,035  4.24%
                           ==========  ====== ========== ======
Average adjusted assets
 (less goodwill and other
 intangible assets)        $1,819,088         $1,722,077
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


Commitments for capital expenditures are an important factor in evaluating capital adequacy. In April of 2003, HTLF Capital Corp., an investment banking subsidiary of Heartland was formed. This advisory firm specializes in taxable and tax-exempt municipal leasing, hospital financing, college and university financing, project financing and 501(c)3 private-activity funding. The firm also prides itself on being one of the few in the country prepared to do Indian tribal private placements. Heartland's initial investment in this subsidiary was $500 thousand.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank is expected to begin operations on August 18, 2003. Heartland's portion of the $15.0 million initial capital investment is $12.0 million, of which $3.0 million has already been advanced. Heartland intends to fund this transaction through its revolving credit line.

As a result of the acquisition of National Bancshares, Inc. on January 1, 2000, the one-bank holding company of First National Bank of Clovis, remaining requisite cash payments under the notes payable total $637 thousand in 2004, plus interest at 7.00%. Immediately following the closing of the acquisition, the bank was merged into New Mexico Bank & Trust.

On June 30, 2003, Heartland completed the buyout of all minority stockholders of New Mexico Bank & Trust as agreed upon during its formation in 1998. In exchange for their shares of New Mexico Bank & Trust stock, the minority stockholders received a total of 383,574 shares of Heartland common stock.

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

On June 27, 2002, Heartland completed a private placement offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. All of these securities qualified as Tier 1 capital for regulatory purposes as of June 30, 2003.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. All of these securities qualified as Tier 1 capital for regulatory purposes as of June 30, 2003.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of June 30, 2003.

Plans for the renovation and construction of a 50,000 square foot facility to accommodate the operations and support functions of Heartland are underway. Property in downtown Dubuque, Iowa, across the street from Dubuque Bank and Trust's main facility, has been purchased. The $4.5 million project has begun with completion anticipated in the spring of 2004. A reduction in overall costs on this project will result from tax credits and other incentives made available on the project as it includes the rehabilitation of two historical structures and the creation of new jobs.

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

Heartland's revolving credit agreements provide a maximum borrowing capacity of $50.0 million. As of June 30, 2003, these credit agreements provided an additional borrowing capacity of $25.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2003, Heartland was in compliance with the covenants contained in these credit agreements.


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

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of June 30, 2003, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $2.1 million on June 30, 2003.


ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, Heartland's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland's disclosure controls and procedures were effective. There have been no significant changes in Heartland's internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 21, 2003. At the meeting, Lynn B. Fuller and John W. Cox, Jr. were elected to serve as Class I directors (term expires in 2006). Continuing as Class II directors (term expires in 2004) are Mark
C. Falb, John K. Schmidt and Robert Woodward. Continuing as Class III directors (term expires in 2005) are James F. Conlan and Thomas L. Flynn. The stockholders approved the adoption of the Heartland Financial USA, Inc. 2003 Stock Option Plan and the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2003.

There were 9,927,755 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:

                                           For      Withheld
                                           ---      --------
Election of Directors
 Lynn B. Fuller                         8,331,158    151,612
 John W. Cox, Jr.                       8,428,251     54,519

                                                       Broker
                         For     Against   Abstain   Non-Votes
                         ---     -------   -------   ---------
Adoption of the 2003
 Stock Option Plan    7,458,091  367,909   656,770        0
Appointment of KPMG
 LLP                  8,415,141   51,393    16,236        0


ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

10.1   Change of Control Agreements including Golden Parachute
       Payment Adjustments and Restrictive Covenants between
       Heartland Financial USA, Inc. and Executive Officers dated January 1, 2003.

10.2   Change of Control Agreements between Heartland Financial
       USA, Inc. and Executive Officers dated January 1, 2003.

10.3   Sixth Amendment to Second Amended and Restated Credit
       Agreement between Heartland Financial USA, Inc. and The
       Northern Trust Company dates as of April 17, 2003.

10.4 See Exhibit 10.3 for substantially the same form of a Sixth Amendment to Credit Agreement between Heartland
       Financial USA, Inc. and Harris Trust and Savings Bank dated as of April 17, 2003.

31.1   Certification of Chief Executive Officer pursuant to Rule
       13a-14(a)/15d-14(a).

31.2   Certification of Chief Financial Officer pursuant to Rule
       13a-14(a)/15d-14(a).

32.1   Certification of Chief Executive Officer pursuant to 18
       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to 18
       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On April 17, 2003, the Registrant filed a report on Form 8-K pursuant to Item 12 that a press release announcing earnings for the quarter ended on March 31, 2003, was issued.

On May 12, 2003, the Registrant filed a report on Form 8-K pursuant to Item 12 that its quarterly newsletter to shareholders was mailed on or about May 12, 2003.

On May 15, 2003, the Registrant filed a report on Form 8-K pursuant to Item 5 that a press release announcing that its common shares would begin trading on the Nasdaq Market System effective May 15, 2003.

On July 18, 2003, the Registrant filed a report on Form 8-K pursuant to Item 12 that a press release announcing earnings for the quarter ended on June 30, 2003, was issued.

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

                                   Dated:  August 14, 2003