Form 10-Q
period 2003-09-30
HEARTLAND FINANCIAL USA INC
filed 2003-11-13
CIK 920112

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 2003

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

     Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 12, 2003, the Registrant had outstanding 10,073,999 shares of common stock, $1.00 par value per share.

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


          Form 10-Q Signature Page

                             PART I

ITEM 1. FINANCIAL STATEMENTS

                  HEARTLAND FINANCIAL USA, INC.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share data)


                                          9/30/03     12/31/02
                                        (Unaudited)
                                        -----------  ----------
ASSETS
Cash and due from banks                 $   58,752   $   61,106
Federal funds sold and other short-
 term investments                           90,264       39,886
                                        ----------   ----------
Cash and cash equivalents                  149,016      100,992
Time deposits in other
 financial institutions                      1,216        1,677
Securities:
 Trading, at fair value                        948          915
 Available for sale, at fair value
  (cost of $388,644 for 2003 and
  $381,398 for 2002)                       381,665      389,900
Loans and leases:
 Held for sale                              19,477       23,167
 Held to maturity                        1,249,096    1,152,069
Allowance for loan and lease losses        (18,041)     (16,091)
                                        ----------   ----------
Loans and leases, net                    1,250,532    1,159,145
Assets under operating leases               31,000       30,367
Premises, furniture and equipment, net      47,230       35,591
Other real estate, net                       1,082          452
Goodwill, net                               20,167       16,050
Core deposit premium and mortgage
 servicing rights                            5,133        4,879
Other assets                                59,917       46,011
                                        ----------   ----------
TOTAL ASSETS                            $1,947,906   $1,785,979
                                        ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Demand                                 $  218,822   $  197,516
 Savings                                   559,582      511,979
 Time                                      678,761      628,490
                                        ----------   ----------
Total deposits                           1,457,165    1,337,985
Short-term borrowings                      167,567      161,379
Other borrowings                           153,194      126,299
Accrued expenses and other liabilities      32,858       36,275
                                        ----------   ----------
TOTAL LIABILITIES                        1,810,784    1,661,938
                                        ----------   ----------
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per
 share; authorized, 184,000 shares;
 none issued or outstanding)                     -            -
Series A Junior Participating preferred
 stock (par value $1 per share;
 authorized, 16,000 shares; none
 issued or outstanding)                          -            -
Common stock (par value $1 per share;
 authorized, 16,000,000 shares at
 September 30, 2003, and December 31,
 2002; issued 10,174,476 shares at
 September 30, 2003, and 9,905,783
 shares at December 31, 2002)               10,174        9,906
Capital surplus                             20,528       16,725
Retained earnings                          105,056       94,048
Accumulated other comprehensive income       3,918        4,230
Treasury stock at cost
 (89,327 shares at September 30, 2003,
 and 59,369 shares at December 31,
 2002)                                      (2,554)        (868)
                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                 137,122      124,041
                                        ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $1,947,906   $1,785,979
                                        ==========   ==========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands, except per share data)


                         Three Months Ended    Nine Months Ended
                          9/30/03   9/30/02    9/30/03   9/30/02
                          -------   -------    -------   -------
INTEREST INCOME:
Interest and fees on
 loans and leases        $ 21,527  $ 21,151   $ 64,269  $ 62,220
Interest on securities:
 Taxable                    1,497     3,425      6,728     9,807
 Nontaxable                   998       777      2,909     1,921
Interest on federal
 funds sold                   149        88        279       260
Interest on interest
 bearing deposits in
 other financial
 institutions                  38        54        135       194
                         --------  --------   --------  --------
TOTAL INTEREST INCOME      24,209    25,495     74,320    74,402
                         --------  --------   --------  --------
INTEREST EXPENSE:
Interest on deposits        6,866     8,034     20,971    24,392
Interest on short-term
 borrowings                   581       516      1,759     1,503
Interest on other
 borrowings                 1,953     2,039      5,815     6,344
                         --------  --------   --------  --------
TOTAL INTEREST EXPENSE      9,400    10,589     28,545    32,239
                         --------  --------   --------  --------
NET INTEREST INCOME        14,809    14,906     45,775    42,163
Provision for loan and
 lease losses                 950       167      3,176     1,778
                         --------  --------   --------  --------
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN AND LEASE LOSSES     13,859    14,739     42,599    40,385
                         --------  --------   --------  --------


NONINTEREST INCOME:
Service charges and fees    1,452     1,585      4,208     4,729
Trust fees                    951       871      2,761     2,607
Brokerage commissions         236       122        599       452
Insurance commissions         141       158        557       535
Securities gains, net         527       573      1,685       729
Gain (loss) on trading
 account securities            80      (450)       329      (692)
Impairment loss on equity
 securities                   (69)     (267)      (239)     (267)
Rental income on
 operating leases           3,447     3,583     10,342    11,113
Gain on sale of loans       2,446     1,049      5,667     2,578
Valuation adjustment on
 mortgage servicing
 rights                     1,360      (503)       368      (829)
Other noninterest income      631       190      1,811       728
                         --------  --------   --------  --------
TOTAL NONINTEREST INCOME   11,202     6,911     28,088    21,683
                         --------  --------   --------  --------
NONINTEREST EXPENSES:
Salaries and employee
 benefits                   8,579     7,109     24,414    20,855
Occupancy                   1,021       785      2,877     2,311
Furniture and equipment     1,064       777      2,912     2,395
Depreciation on equipment
 under operating leases     2,859     2,845      8,471     8,754
Outside services            1,286     1,037      3,558     3,018
FDIC deposit insurance
 assessment                    54        51        161       157
Advertising                   679       405      1,765     1,239
Core deposit and other
 intangibles amortization     101       124        303       371
Other noninterst expenses   1,763     1,789      5,577     5,135
                         --------  --------   --------  --------
TOTAL NONINTEREST
 EXPENSES                  17,406    14,922     50,038    44,235
                         --------  --------   --------  --------
INCOME BEFORE INCOME
 TAXES                      7,655     6,728     20,649    17,833
Income taxes                2,391     2,087      6,654     5,453
                         --------  --------   --------  --------
INCOME FROM CONTINUING
 OPERATIONS                 5,264     4,641     13,995    12,380
Discontinued operations:
 Income from operation of
  discontinued branch           -       224          -       627
 Income taxes                   -        88          -       246
                         --------  --------   --------  --------
Income from discontinued
 operations                     -       136          -       381
                         --------  --------   --------  --------
NET INCOME               $  5,264  $  4,777   $ 13,995  $ 12,761
                         ========  ========   ========  ========

EARNINGS PER COMMON
 SHARE-BASIC             $   0.52  $   0.49   $   1.41  $   1.30
EARNINGS PER COMMON
 SHARE-DILUTED           $   0.51  $   0.48   $   1.38  $   1.30
CASH DIVIDENDS DECLARED
 PER COMMON SHARE        $   0.10  $   0.10   $   0.30  $   0.30

See accompanying notes to consolidated financial statements.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              AND COMPREHENSIVE INCOME (Unaudited)
          (Dollars in thousands, except per share data)

                                   Common    Capital   Retained
                                   Stock     Surplus   Earnings
                                   -------   -------   --------
Balance at January 1, 2002         $ 9,906   $18,116   $ 79,107
Net income                               -         -     12,761
Unrealized gain (loss) on
 securities available for sale           -         -          -
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $1,182                               -         -          -
Reclassification adjustment for
 net security gains realized in
 net income                              -         -          -
Income taxes                             -         -          -

Comprehensive income
Cash dividends declared:
 Common, $.30 per share                  -         -     (2,946)
Purchase of 87,933 shares of
 common stock                            -         -          -
Sale of 219,592 shares of
 common stock                            -    (1,325)         -
                                   -------   --------  --------
Balance at September 30, 2002      $ 9,906   $16,791   $ 88,922
                                   =======   =======   ========

Balance at January 1, 2003         $ 9,906   $16,725   $ 94,048
Net income                               -        -      13,995
Unrealized gain (loss) on
 securities available for sale           -        -           -
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $12                                  -        -           -
Reclassification adjustment for
 net security gains realized in
 net income                              -        -           -
Income taxes                             -        -           -

Comprehensive income
Cash dividends declared:
 Common, $.30 per share                  -         -     (2,987)
Purchase of 273,745 shares of
 common stock                            -         -          -
Issuance of 512,480 shares of
 common stock                          268     3,803          -
                                   -------   -------   --------
Balance at September 30, 2003      $10,174   $20,528   $105,056
                                   =======   =======   ========

                               Accumulated
                                  Other
                              Comprehensive  Treasury
                              Income (Loss)   Stock     Total
                              -------------  --------  --------
Balance at January 1, 2002         $ 3,565   $(3,604)  $107,090
Net income                               -         -     12,761
Unrealized gain (loss) on
 securities available for sale       5,050         -      5,050
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $1,182                          (1,987)        -     (1,987)
Reclassification adjustment for
 net security gains realized in
 net income                           (462)        -       (462)
Income taxes                          (884)        -       (884)
                                                       --------
Comprehensive income                                     14,478
Cash dividends declared:
 Common, $.30 per share                  -         -     (2,946)
Purchase of 87,933 shares of
 common stock                            -    (1,229)    (1,229)
Sale of 219,592 shares of
 common stock                            -     3,520      2,195
                                   -------   -------   --------
Balance at September 30, 2002      $ 5,282   $(1,313)  $119,588
                                   =======   =======   ========

Balance at January 1, 2003         $ 4,230   $  (868)  $124,041
Net income                               -         -     13,995
Unrealized gain (loss) on
 securities available for sale         953         -        953
Unrealized gain (loss) on
 derivatives arising during the
 period, net of reclassification
 of $12                                 20         -         20
Reclassification adjustment for
 net security gains realized in
 net income                         (1,446)        -     (1,446)
Income taxes                           161         -        161
                                                       --------
Comprehensive income                                     13,683
Cash dividends declared:
 Common, $.30 per share                  -         -     (2,987)
Purchase of 273,745 shares of
 common stock                            -    (7,687)    (7,687)
Issuance of 512,480 shares of
 common stock                            -     6,001     10,072
                                   -------   -------   --------
Balance at September 30, 2003      $ 3,918   $(2,554)  $137,122
                                   =======   =======   ========

See accompanying notes to consolidated financial statements.

                  HEARTLAND FINANCIAL USA, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                           Nine Months Ended
                                         9/30/03       9/30/02
                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 13,995     $ 12,761
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization            11,455       11,471
 Provision for loan and lease losses       3,176        1,778
 Provision for income taxes less than
  payments                                 1,152        1,557
 Net amortization of premium on
  securities                               5,810        3,392
 Securities gains, net                    (1,685)        (729)
 (Increase) decrease in trading
  account securities                         (33)         765
 Loss on impairment of equity
  securities                                 239          267
 Loans originated for sale              (382,521)    (142,423)
 Proceeds on sales of loans              391,622      150,014
 Net gain on sales of loans               (5,667)      (2,578)
 Increase in accrued interest
  receivable                                (336)      (1,188)
 Decrease in accrued interest payable       (367)        (427)
 Other, net                                 (651)         912
                                        --------     --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               36,189       35,572
                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other
 financial institutions                      (95)      (1,068)
Proceeds on maturities of time
 deposits in other financial
 institutions                                600            3
Proceeds from the sale of
 securities available for sale            56,393       42,912
Proceeds from the maturity of and
 principal paydowns on securities
 available for sale                      145,277      113,785
Purchase of securities available
 for sale                               (197,078)    (209,726)
Net increase in loans and leases         (98,464)     (65,030)
Purchase of bank-owned life
 insurance policies                      (15,000)           -
Increase in assets under operating
 leases                                   (9,104)      (4,051)
Capital expenditures                     (14,011)      (4,522)
Proceeds on sale of OREO and other
 repossessed assets                          414          495
                                        --------     --------
NET CASH USED BY INVESTING ACTIVITIES   (131,068)    (127,202)
                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and
 savings accounts                         68,909        5,338
Net increase in time deposit accounts     50,271       79,876
Net increase (decrease) in short-term
 borrowings                                6,188      (13,377)
Proceeds from other borrowings            32,750        7,840
Repayments of other borrowings            (5,855)     (21,410)
Purchase of treasury stock                (7,687)      (1,229)
Proceeds from sale of common stock         1,314        1,882
Dividends                                 (2,987)      (2,946)
                                        --------     --------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              142,903       55,974
                                        --------     --------
Net increase (decrease) in cash and
 cash equivalents                         48,024      (35,656)
Cash and cash equivalents at
 beginning of year                       100,992       93,550
                                        --------     --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $149,016     $ 57,894
                                        ========     ========
Supplemental disclosures:
 Cash paid for income/franchise taxes   $  5,647     $  3,741
                                        ========     ========
 Cash paid for interest                 $ 28,912     $ 33,306
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

The financial information of Heartland included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim periods ended September 30, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2003 and 2002, are shown in the tables below:

                                             Three Months Ended
(Dollars in thousands)                       9/30/03    9/30/02
                                             -------    -------
Income from continuing operations            $ 5,264    $ 4,641
Discontinued operations:
 Income from operation of discontinued
  branch                                           -        224
 Income taxes                                      -         88
                                             -------    -------
Income from discontinued operation                 -        136
                                             -------    -------
Net income                                   $ 5,264    $ 4,777
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                10,142      9,819
Assumed incremental common shares issued
 upon exercise of stock options (000's)          178         76
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)           10,320      9,895
                                             =======    =======
Earnings per common share - basic            $   .52    $   .49
Earnings per common share - diluted              .51        .48
Earnings per common share from
 continuing operations - basic(1)                .52        .47
Earnings per common share from
 continuing operations - diluted(1)              .51        .47

 (1) Excludes the discontinued operations of our Eau Claire branch.

                                              Nine Months Ended
(Dollars in thousands)                       9/30/03    9/30/02
                                             -------    -------
Income from continuing operations            $13,995    $12,380
Discontinued operations:
 Income from operation of discontinued
  branch                                           -        627
 Income taxes                                      -        246
                                             -------    -------
Income from discontinued operation                 -        381
                                             -------    -------
Net income                                   $13,995    $12,761
                                             =======    =======
Weighted average common shares
 outstanding for basic earnings per
 share (000's)                                 9,960      9,785
Assumed incremental common shares issued
 upon exercise of stock options (000's)          185         65
                                             -------    -------
Weighted average common shares for
 diluted earnings per share (000's)           10,145      9,850
                                             =======    =======
Earnings per common share - basic            $  1.41    $  1.30
Earnings per common share - diluted             1.38       1.30
Earnings per common share from
 continuing operations - basic(1)               1.41       1.27
Earnings per common share from
 continuing operations - diluted(1)             1.38       1.26

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

                                Three Months      Nine Months
(Dollars in thousands,             Ended             Ended
 except per share data)       9/30/03 9/30/02   9/30/03  9/30/02
                              ------- -------   -------  -------
Net income as reported        $ 5,264 $ 4,777   $13,995  $12,761
Pro forma                       5,264   4,777    13,779   12,513

Earnings per share-basic
 as reported                  $   .52 $   .49   $  1.41  $  1.30
Pro forma                         .52     .49      1.38     1.28

Earnings per share-diluted
 as reported                  $   .51 $   .48   $  1.38  $  1.30
Pro forma                         .51     .48      1.36     1.27


Pro forma net income only reflects options granted from 1996 through 2003. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1996, is not considered.

Effect of New Financial Accounting Standards-In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain variable interest entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities on the first interim or annual reporting period beginning after December 15, 2003. Heartland adopted the disclosure provisions of FIN 46 effective December 31, 2002, and the provisions of FIN 46 for newly formed variable interest entities effective January 31, 2003. Heartland has no newly formed variable interest entity subject to the provisions of FIN 46. Heartland is in the process of determining whether consolidation of various affordable housing tax credit project partnerships will be necessary in the fourth quarter of 2003 to reflect the January 1, 2004 effective date. Consolidation of these entities, if required, is not expected to have a material effect on the consolidated financial statements of Heartland.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003, except for those provisions of the Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with the respective effective dates. The impact of adopting SFAS No. 149 on Heartland's financial condition and results of operation was not material.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent's financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on Heartland's financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a significant impact on Heartland's financial condition or results of operations.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2003, is presented in the table below.

                                           September 30, 2003
                                        -------------------------
                                         Gross
                                        Carrying    Accumulated
(Dollars in thousands)                   Amount     Amortization
                                        --------    ------------
Intangible assets:
 Core deposit premium                   $ 4,492        $ 2,359
 Mortgage servicing rights                3,558            558
                                        -------        -------
Total                                   $ 8,050        $ 2,917
                                        =======        =======
Unamortized intangible assets                          $ 5,133
                                                       =======

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2003. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The following table shows the estimated future amortization expense for amortized intangible assets:


                         Core      Mortgage
                        Deposit    Servicing
(Dollars in thousands)  Premium     Rights      Total
                       ---------   ---------  ---------
Three months ended
 December 31, 2003       $   101    $   523    $   624

Year Ended December 31,
 2004                    $   353    $   577    $   930
 2005                        353        481        834
 2006                        353        384        737
 2007                        353        288        641
 2008                        353        192        545

NOTE 3: ACQUISITIONS

On June 30, 2003, Heartland completed the buyout of all minority stockholders of New Mexico Bank & Trust as agreed upon during its formation in 1998. The repurchase price was determined by an appraisal of the stock of New Mexico Bank & Trust. In exchange for their shares of New Mexico Bank & Trust stock, the minority stockholders received a total of 383,574 shares of Heartland common stock. This transaction resulted in a $4.1 million increase in goodwill.

NOTE 4: SUBSEQUENT EVENT - OTHER BORROWINGS

On October 10, 2003, Heartland completed an offering of $20.0 million of 8.25% cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust III, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on October 10, 2033. Heartland has the option to shorten the maturity date to a date not earlier than October 10, 2008. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. Deferred issuance costs related to this offering will be included in other assets and amortized on a straight-line basis over the life of the debentures.

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

GENERAL

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, gains on sale of loans, rental income on operating leases and trust income, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases and provision for loan and lease losses.

Total net income for the third quarter of 2003 was $5.3 million, or $.51 on a diluted earnings per common share basis, compared to $4.8 million, or $.48 on a diluted earnings per common share basis, during the same quarter in 2002, a $487 thousand or 10% increase. Annualized return on average equity for the third quarter of 2003 was 15.52% compared to 16.20% in the third quarter of 2002 and 13.15% in the second quarter of 2003. Annualized return on average assets was 1.10% compared to 1.13% in the third quarter of 2002 and 0.92% in the second quarter of 2003. These results are particularly gratifying in light of continued softness in the economy and Heartland's continued investment in the growth of its franchise.

Earnings from continuing operations for the third quarter of 2003 increased $623 thousand or 13%. Net income from continuing operations totaled $5.3 million, or $.51 on a diluted earnings per common share basis, for the third quarter of 2003 compared to $4.6 million, or $.47 on a diluted earnings per common share basis, during the same quarter in 2002. The Eau Claire branch of Wisconsin Community Bank, a bank subsidiary of Heartland, was sold effective December 15, 2002. The effect of this discontinued operation on net income during the third quarter of 2002 was a gain of $136 thousand, or $.01 on a diluted earnings per common share basis. This branch sale allowed Heartland to redirect assets to markets where the assets were more productively and profitably employed.

Contributing to the improved earnings during the third quarter of 2003 was the $4.3 million or 62% increase in noninterest income, driven primarily by a $1.4 million valuation adjustment on mortgage servicing rights as well as gains on sales of loans totaling $2.4 million. Net interest income remained flat even though average earning assets increased during the quarter due in large part to accelerated prepayments in the mortgage-backed securities portfolio. Noninterest expense increased $2.5 million or 17% during the third quarter, reflecting increased costs related to the opening of offices in the last twelve months in Santa Fe, New Mexico; Fitchburg, Wisconsin; and Mesa, Arizona as well as the formation of HTLF Capital Corp., an investment banking subsidiary.

For the nine-month period ended September 30, 2003, total net income increased 10% to $14.0 million, or $1.38 per diluted share, compared to total net income of $12.8 million, or $1.30 per diluted share, in the same period in 2002. Return on average equity was 14.43% and return on average assets was 1.02% for the nine-month period in 2003 compared to 15.14% and 1.03%, respectively, for the same period in 2002.

The improved earnings during the first nine months of 2003 was largely due to the $6.4 million or 30% increase in noninterest income, primarily as a result of gains on sales of loans and activities within the available for sale and trading account securities portfolios. Additionally, the cumulative valuation adjustments on mortgage servicing rights have been positive thus far in 2003 compared to losses during 2002. The $3.6 million or 9% growth in net interest income also contributed to the improved earnings through the third quarter of 2003 as average earning assets went from $1.48 billion during the first nine months of 2002 to $1.64 billion during the same period in 2003, an increase of $164.3 million or 11%. Noninterest expense increased $5.8 million or 13%, due primarily to the implementation of imaging technology across all the bank subsidiaries and the expansion efforts mentioned previously. Management remains focused on expanding the customer base in the markets served and continues to look for opportunities to enter new markets. New Mexico Bank & Trust's new branches in Santa Fe attracted deposits in excess of $13 million during their first nine months of operations. Since its opening on August 18, 2003, Arizona Bank & Trust, Heartland's de novo bank in Mesa, Arizona, attracted deposits in excess of $7 million. While expansion efforts generally are initially a drag on current earnings because of the necessary overhead expenditures, they should provide a firm foundation for future income.

Total assets reached $1.95 billion on September 30, 2003, an increase of $161.9 million or 9% since year-end 2002. In the first nine months of 2003, total loans and leases increased $91.4 million or 8% and total deposits increased $119.2 million or 9%. Commercial and commercial real estate loan volume alone grew by over $66 million since year-end. Deposits have shown strong increases in the latest nine-month period, demonstrating continued strong customer response to Heartland's products despite the very low interest rate environment.

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland's earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks' boards of directors. Factors considered by the allowance committee included the following:

  - Heartland has continued to experience growth in more-complex commercial loans as compared to relatively lower-risk residential real estate loans.

  - The nation has continued in a period of economic slowdown.

  - During the last several years, Heartland has entered new markets in which it had little or no previous lending experience.


There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2003. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2003 and beyond. Even though there have been various signs of emerging strength, it is not certain that this strength will be sustainable. Consumer confidence plunged to a nine-year low during 2002. Should this economic climate continue, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.62% during the third quarter of 2003 compared to 4.03% for the same period in 2002 and 3.82% for the second quarter of 2003. Even though average earning assets increased 12% during the quarter, net interest margin was adversely affected by accelerated prepayments in the mortgage-backed securities portfolio.

For the first nine months of 2003, net interest margin as a percentage of average earnings assets was 3.86%, compared to 3.92% in the same period one year ago. A steep yield curve and relatively low interest rates led to further compression of Heartland's net interest margin, but management believes its disciplined approach to asset and liability pricing has served to mitigate the effects of margin pressure to a significant degree. The $164.3 million or 11% growth in average earning assets has contributed to the sustenance of net interest margin. Management has been successful in the utilization of floors on its commercial loan portfolio to minimize the effect downward rates have on Heartland's interest income. If rates begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. On the liability side of the balance sheet, management has continued to look for opportunities to lock in some funding in three- to five-year maturities as rates have been at historical low levels.

Net interest income was $14.8 million during the third quarter of 2003 compared to $14.9 million during the same quarter of 2002. On a year-to-date basis, net interest income was $45.8 million during 2003 compared to $42.2 million during 2002. As the interest rate environment continued at historical low levels, reinvestment rates on early payments and maturities of securities negatively affected interest income. During the quarter, accelerated prepayments in the mortgage-backed securities portfolio were more significant than earlier quarters of the year. Interest income in the third quarter of 2003 totaled $24.2 million compared to $25.5 million in the third quarter of 2002, a decrease of $1.3 million or 5%. For the nine-month period ended September 30, 2003, interest income decreased $82 thousand or less than 1% when compared to the same period in 2002. If it had not been for the growth in loans during this period, interest income would have declined further as the national prime rate was reduced from 4.25% to 4.00% during the second and third quarters of 2003, compared to 4.75% during the first half of 2002.

For the three-month period ended September 30, 2003, interest expense decreased $1.2 million or 11% when compared to the same period in 2002. For the nine-month period ended September 30, 2003, interest expense decreased $3.7 million or 11% when compared to the same period in 2002. The decline in interest expense outpaced the decline in interest income, primarily as a result of the decline in rates and the maturity of higher-rate certificate of deposit accounts. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

On October 28, 2003, the Federal Open Market Committee decided to keep its target for the federal funds rate at 1.00%, the lowest target interest rate on overnight loans between banks since 1961. Correspondingly, national prime remained at 4.00%. The continuation of these historically low interest rates may have a negative impact on Heartland's net interest margin. Even though a majority of Heartland's floating rate commercial loan portfolio has floors in place, at these historically low interest rate levels, there will be pressure to lower these floors or refinance to fixed rate products. Additionally, the rates paid on deposit products have been driven to significantly low levels during the past year and, in many cases, there is little room to lower these rates further.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland's opinion, an adequate allowance for loan and lease losses. The provision for loan losses during the third quarter of 2003 was $950 thousand compared to $167 thousand in the same period one year ago. The reduced provision in 2002 resulted primarily from a $685 thousand recovery on a prior-year charge-off. During the first nine months of 2003, the provision for loan losses was $3.1 million compared to $1.8 million in the same period in 2002. Exclusive of the third quarter recovery in 2002, provision for loan losses increased $713 thousand or 29% during the nine-month periods under comparison. This increase resulted primarily from an increase in watch and problem loan exposure and the growth experienced in the loan portfolio. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

Total noninterest income increased $4.3 million or 62% during the third quarter of 2003 when compared to the same quarter in 2002. On a year-to-date comparative basis, total noninterest income increased $6.4 million or 30%. The noninterest income categories reflecting significant improvement during the quarter and nine months were securities gains, gains on sale of loans and valuation adjustment on mortgage servicing rights.

Service charges and fees decreased $133 thousand or 8% during the quarters under comparison and $521 thousand or 11% during the nine-month periods under comparison. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Even though Heartland's servicing portfolio grew to $521.1 million at September 30, 2003, from $395.1 million at year-end 2002, the amortization on the mortgage servicing rights associated with the servicing portfolio increased $470 thousand for the quarters and $1.4 million for the nine months under comparison, as a result of increased prepayments in the portfolio. Offsetting a portion of these increases was an additional $207 thousand in service charges on checking accounts during the first nine months of 2003, a 7% increase. The addition of an overdraft privilege feature to our checking account product line in late 2001, along with growth in the number of checking accounts, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Checking account balances grew from $171.8 million at September 30, 2002, to $218.8 million at September 30, 2003, a $47.0 million or 27% increase. Also contributing to the increase in service charges and fees was the $157 thousand or 19% growth in fees collected for the processing of activity on our automated teller machines during the first nine months of 2003. Beginning in the summer of 2002, the state of Iowa began to allow financial institutions to charge a fee for the use of automated teller machines.

Gains on sale of loans increased by $1.4 million or 133% for the quarters and $3.1 million or 120% for the nine months under comparison. The volume of mortgage loans sold into the secondary market during the first nine months of 2003 was greater than those sold during the same period in 2002, primarily as a result of the historically low rate environment during 2003. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market. Mortgage rates began to move upward recently and even if that trend does not continue, the present level of gains on sale of loans will not continue throughout the balance of the year as many refinancings have already occurred.

During the third quarter of 2003, securities gains were $527 thousand compared to $573 thousand during the third quarter of 2002. Because of the steepness of the yield curve during the third quarter of 2003 and the protection afforded, longer-term bullet agency securities were purchased with the proceeds on the sale of shorter-term agency securities. During the first nine months of 2003, securities gains were $1.7 million compared to $729 thousand during the first nine months of 2002. Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve during the first quarter of 2003, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment.

Heartland began classifying some of its new equity securities purchases as trading during the first quarter of 2001. This portfolio recorded gains of $80 thousand during the third quarter of 2003 compared to losses of $450 thousand during the same quarter in 2002. On a year-to-date comparative basis, gains of $329 thousand were recorded in 2003 compared to losses of $692 thousand in 2002. This improvement was reflective of the overall rise in the stock markets.

Impairment losses on equity securities deemed to be other than temporary totaled $69 thousand during the third quarter of 2003 and $239 thousand for the first nine months of 2003. A majority of these losses were related to the decline in market value on the common stock of four companies held in Heartland's available for sale equity securities portfolio. Three of those stocks were subsequently sold during the third quarter of 2003. The carrying value of the one remaining stock on Heartland's balance sheet at September 30, 2003, was $74 thousand. Additionally, during the first quarter of 2003, an impairment loss on equity securities totaling $20 thousand was recorded on Heartland's investment in a limited partnership. The fair value of the remaining portion of Heartland's investment in this partnership at quarter-end was $80 thousand.

During the third quarter of 2003, a $1.4 million gain was recorded as a valuation adjustment on mortgage servicing rights compared to a $503 thousand loss during the same quarter in 2002. For the nine-month period ended on September 30, the valuation adjustment totaled $368 thousand during 2003 compared to a loss of $829 thousand during 2002. The valuation of Heartland's mortgage servicing rights improved since last quarter as a result of the upward movement in mortgage loan interest rates. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At September 30, 2003, the remaining valuation adjustment totaled $101 thousand.

Rental income on operating leases decreased $136 thousand or 4% during the third quarter of 2003 and $771 thousand or 7% during the first nine months of 2003. These decreases resulted from a decline in the number of vehicles being replaced at our vehicle leasing and fleet management subsidiary, ULTEA. As the economy weakened, many companies elected to continue operations with their current fleet of vehicles instead of the replacement of three or four year old vehicles, as had been the norm.

Total other noninterest income was $631 thousand during the third quarter of 2003 compared to $190 thousand during the same quarter in 2002. For the nine-month period ended on September 30, total other noninterest income was $1.8 million in 2003 and $728 thousand in 2002. Contributing to the increases during 2003 were the following:


     - During the second quarter of 2003, Heartland purchased an additional $15 million in bank-owned life insurance policies and the corresponding increase in cash surrender value on these policies since purchase has been $209 thousand.

     - During the first quarter of 2003, a $178 thousand gain was realized on the sale of one parcel of repossessed real estate.

     - In April of 2002, Dubuque Bank and Trust acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits applied to the 2002 tax year. Amortization of the investment in this limited liability company recorded during the first nine months of 2002 was $355 thousand.

NONINTEREST EXPENSE

Total noninterest expense increased $2.5 million or 17% during the third quarter of 2003 when compared to the same quarter in 2002. On a nine-month comparative basis, total noninterest expense increased $5.8 million or 13%. A large portion of this increase was attributable to expansion efforts discussed previously, as well as, to the implementation of imaging technology across all of Heartland's bank subsidiaries.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.5 million or 21% for the quarters under comparison and $3.6 million or 17% for the nine months under comparison. This category made up more than half the total increase in noninterest expense. In addition to normal merit increases, these increases were also attributable to the opening of new branches in Santa Fe, New Mexico and Fitchburg, Wisconsin, the formation of HTLF Capital Corp. and the opening of Arizona Bank & Trust, our de novo bank in Phoenix, Arizona. The number of full-time equivalent employees employed by Heartland increased from 576 at September 30, 2002, to 667 at September 30, 2003.

The noninterest expense categories experiencing increases during the quarters and nine-month periods under review due to the expansion efforts mentioned above were occupancy, furniture and equipment, outside services, advertising and other noninterest expense. These expenses in aggregate grew by $1.0 million or 21% during the quarters under comparison and $2.6 million or 18% for the nine-month periods under comparison. The implementation of imaging technology across all the Heartland bank subsidiaries also contributed to the increases in these categories.

Consistent with the lack of vehicle replacement activity occurring at ULTEA, the depreciation on equipment under operating leases decreased $283 thousand or 3% during the first nine months of 2003.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 2003 increased $216 thousand or 10% when compared to the same period in 2002. On a nine-month comparative basis, income tax expense increased $955 thousand or 17%. These increases reflected the continued growth in pre-tax earnings.

Heartland's effective tax rate remained consistent at 31.23% during the third quarter of 2003 compared to 31.29% for the third quarter of 2002. For the nine-month periods ended September 30, 2003 and 2002, the effective tax rate was 32.22% and 30.87%, respectively. Historic rehabilitation tax credits were applied to the 2002 tax year as a result of the previously mentioned ownership in a limited liability company that owns a certified historic structure. Tax-exempt interest income was 15% of pre-tax income during the first nine months of 2003 compared to 12% for the same period in 2002.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases increased $93.3 million, an increase of 8% since year-end 2002. A majority of this growth occurred in the commercial and commercial real estate category, which grew $66.1 million or 9%. All Heartland's banks experienced growth in this category, principally as a result of continued calling efforts.

Agricultural and agricultural real estate loans grew $13.3 million or 9% during the first nine months of 2003. Nearly all this growth occurred at Dubuque Bank and Trust Company, Heartland's flagship bank in Dubuque, Iowa.

Residential mortgage loans experienced an increase of $4.4 million or 3% since year-end 2002. This increase was primarily due to management's election to retain a portion of the fifteen-year fixed rate loans in its own portfolio. Customers have continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. Heartland's servicing portfolio grew to $521.1 million at September 30, 2003, from $395.1 million at year-end 2002.

Consumer loans increased $11.8 million or 10% during the first nine months of 2003, primarily in home equity lines of credit at all the Heartland bank subsidiaries except First Community Bank.
This product line was enhanced to build new customer relationships.

The table below presents the composition of the loan portfolio as of September 30, 2003, and December 31, 2002.

LOAN PORTFOLIO
(Dollars in thousands)

                               September 30,      December 31,
                                  2003               2002
                             Amount   Percent   Amount   Percent
                           ---------- ------- ---------- -------
Commercial and commercial
 real estate               $  809,596  63.69% $  743,520  63.10%
Residential mortgage          150,338  11.83     145,931  12.39
Agricultural and
 agricultural real estate     168,923  13.29     155,596  13.21
Consumer                      132,679  10.44     120,853  10.26
Lease financing, net            9,595    .75      12,308   1.04
                           ---------- ------- ---------- -------
Gross loans and leases      1,271,131 100.00%  1,178,208 100.00%
                                      =======            =======
Unearned discount              (1,816)            (2,161)
Deferred loan fees               (742)              (811)
                           ----------         ----------
Total loans and leases      1,268,573          1,175,236
Allowance for loan and
 lease losses                 (18,041)           (16,091)
                           ----------         ----------
Loans and leases, net      $1,250,532         $1,159,145
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

The allowance for loan and lease losses increased by $1.9 million or 12% during the first nine months of 2003. The allowance for loan and lease losses at September 30, 2003, was 1.42% of loans and 330% of nonperforming loans, compared to 1.37% of loans and 359% of nonperforming loans, at year-end 2002. Nonperforming loans increased slightly to .43% of total loans and leases at the end of the third quarter of 2003 compared to .38% of total loans and leases at year-end 2002.

During the first nine months of 2003, Heartland recorded net charge offs of $1.2 million compared to $873 thousand for the same period in 2002. During the third quarter of 2002, there was a $685 thousand recovery on one large credit. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced an improvement in net charge-offs. For the first nine months of 2003, Citizens recorded net charge-offs of $532 thousand or 43% of total net charge-offs compared to $762 thousand or 49% of total net charge-offs during the same period in 2002, exclusive of the one significant recovery in 2002 mentioned above.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
                                                  Nine Months
                                                Ended Sept. 30,
                                                 2003     2002
                                               -------  -------
Balance at beginning of period                 $16,091  $14,660
Provision for loan and lease losses from
 continuing operations                           3,176    1,778

Recoveries on loans and leases previously
 charged off                                       488    1,250
Loans and leases charged off                    (1,714)  (2,123)
                                               -------  -------
Balance at end of period                       $18,041  $15,565
                                               =======  =======
Net charge offs to average loans and leases      0.10%    0.08%


The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS
(Dollars in thousands)

                                      As Of           As Of
                                    September 30,  December 31,
                                    2003   2002     2002   2001
                                   ------------------------------
Nonaccrual loans and leases               $4,612   $5,296 $3,944
$7,269
Loan and leases contractually
 past due 90 days or more             862    861      541    500
Restructured loans and leases           -      -        -    354
                                   ------ ------   ------ ------
Total nonperforming loans and
 leases                             5,474  6,157    4,485  8,123
Other real estate                   1,082    322      452    130
Other repossessed assets              346    424      279    343
                                   ------ ------   ------ ------
Total nonperforming assets         $6,902 $6,903   $5,216 $8,596
                                   ====== ======   ====== ======
Nonperforming loans and leases
 to total loans and leases          0.43%  0.53%    0.38%  0.73%

Nonperforming assets to total
 assets                             0.35%  0.40%    0.29%  0.52%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 20% of total assets at September 30, 2003, and 22% of total assets at December 31, 2002. A portion of the proceeds from the maturity and principal paydowns of securities was used to fund the loan growth experienced thus far in 2003.

During the first nine months of 2003, management purchased longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities.

The table below presents the composition of the available for sale securities portfolio by major category as of September 30, 2003, and December 31, 2002.

AVAILABLE FOR SALE SECURITIES PORTFOLIO
(Dollars in thousands)
                               September 30,      December 31,
                                   2003               2002
                              Amount  Percent   Amount   Percent
                            --------  -------  --------  -------
U.S. Treasury securities    $    498     .13%  $    498     .13%
U.S. government agencies      89,287   23.39    100,841   25.86
Mortgage-backed securities   171,181   44.85    187,318   48.04
States and political
  subdivisions                88,775   23.26     71,391   18.31
Other securities              31,924    8.37     29,852    7.66
                            --------  -------  --------  -------
Total available for sale
 securities                 $381,665  100.00%  $389,900  100.00%
                            ========  =======  ========  =======

DEPOSITS AND BORROWED FUNDS

Total deposits experienced an increase of $119.2 million or 9% during the first nine months of 2003. Increases in total deposits occurred at all the bank subsidiaries except for First Community Bank. All the deposit categories experienced an increase during the nine-month period. Demand deposit balances grew $21.3 million or 11% with the most significant occurring in the Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust markets. Savings deposit account balances grew by $47.6 million or 9%, primarily in the money market products offered by all the bank subsidiaries. Certificate of deposit account balances grew by $50.3 million or 8% during the first nine months of 2003. With the continued instability in the equity markets, many customers have elected to keep funds on deposit in financial institutions. Additionally, as long-term rates have continued at all-time lows, efforts were focused at attracting customers into certificates of deposit with a maturity exceeding two years.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability.
Over the nine-month period ended September 30, 2003, the amount of short-term borrowings increased $6.2 million or 4%. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances increased $12.4 million or 13% since year-end 2002.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. Under the unsecured credit lines, Heartland may borrow up to $50.0 million. At September 30, 2003, and December 31, 2002, a total of $28.0 million and $25.0 million, respectively, was outstanding on these credit lines.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $153.2 million on September 30, 2003, compared to $126.3 million on December 31, 2002. The change in these account balances primarily resulted from activity in the bank subsidiaries' borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at September 30, 2003, had increased to $101.5 million from $72.5 million at December 31, 2002. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years. To fund a portion of the fixed-rate commercial and residential loan growth experienced, Heartland entered into three-, five- and seven-year FHLB advances.

Additionally, balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. The issuance in October of 1999 for $25.0 million bears an annual rate of 9.60% and matures on September 30, 2029. A private placement offering for $8.0 million was completed in December of 2001. This variable rate issuance matures on December 18, 2031 and bears interest at the rate of 3.60% per annum over the three-month LIBOR rate, as calculated each quarter. An additional private placement offering for $5.0 million was completed in June of 2002. This additional variable rate issuance matures on June 30, 2032 and bears interest at the rate of 3.65% per annum over the three-month LIBOR rate, as calculated each quarter.

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

Heartland's capital ratios were as follows for the dates indicated:

                         CAPITAL RATIOS
                     (Dollars in thousands)

                                September 30,      December 31,
                                    2003               2002
                               Amount   Ratio     Amount  Ratio
                               ------   -----     ------  -----

Risk-Based Capital Ratios:(1)
 Tier 1 capital            $  149,241  10.20% $  141,918 10.65%
 Tier 1 capital minimum
   requirement                 58,504   4.00%     53,298  4.00%
                           ----------  ------ ---------- ------

 Excess                    $   90,737   6.20% $   88,620  6.65%
                           ==========  ====== ========== ======

 Total capital             $  167,283  11.44% $  158,010 11.86%
 Total capital minimum
   requirement                117,007   8.00%    106,596  8.00%
                           ----------  ------ ---------- ------
 Excess                    $   50,576   3.44% $   51,414  3.86%
                           ==========  ====== ========== ======
Total risk-adjusted
  assets                   $1,462,592         $1,332,451
                           ==========         ==========
Leverage Capital Ratios:(2)

 Tier 1 capital            $  149,241   7.95% $  141,918  8.24%
 Tier 1 capital minimum
   requirement(3)              75,077   4.00%     68,883  4.00%
                           ----------  ------ ---------- ------
 Excess                    $   74,164   3.95% $   73,035  4.24%
                           ==========  ====== ========== ======
Average adjusted assets
 (less goodwill and other
 intangible assets)        $1,876,923         $1,722,077
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

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003. Heartland's investment in Arizona Bank & Trust was $12.0 million, which currently reflects an ownership percentage of 86%. A portion of Arizona Bank & Trust's common stock is still available to interested local investors. In no case will Heartland's ownership interest be allowed to fall below 80%. All minority stockholders, both initial and subsequent, have or will enter into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor in 2008.

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

On October 10, 2003, Heartland completed an offering of $20.0 million of 8.25% cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust III, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on October 10, 2033. Heartland has the option to shorten the maturity date to a date not earlier than October 10, 2008. It is anticipated that all of these securities will qualify as Tier 1 capital for regulatory purposes.

On June 27, 2002, Heartland completed a private placement offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. All of these securities qualified as Tier 1 capital for regulatory purposes as of September 30, 2003.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. All of these securities qualified as Tier 1 capital for regulatory purposes as of September 30, 2003.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of September 30, 2003.

The renovation and construction of a 50,000 square foot facility to accommodate the operations and support functions of Heartland are underway on property in downtown Dubuque, Iowa, across the street from Dubuque Bank and Trust's main facility. Completion of this project is anticipated in the spring of 2004. A reduction in overall costs on this project will result from tax credits and other incentives made available on the project as it includes the rehabilitation of two historical structures and the creation of new jobs. Final net costs are estimated to be $4.5 million.

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

Heartland's revolving credit agreements provide a maximum borrowing capacity of $50.0 million. As of September 30, 2003, these credit agreements provided an additional borrowing capacity of $22.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2003, Heartland was in compliance with the covenants contained in these credit agreements. At the present time, Heartland is in the process of extending the credit agreements and reviewing the terms to consider expanding the credit line amount and adding new participants.


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

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland's use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of September 30, 2003, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $2.1 million on September 30, 2003.


ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, Heartland's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland's disclosure controls and procedures were effective. There have been no significant changes in Heartland's internal controls or in other factors that could significantly affect internal controls.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

10.1   Indenture by and between Heartland Financial USA, Inc.
       and U.S. Bank National Association, dated as of October
       10, 2003.

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

On October 24, 2003, the Registrant filed a report on Form 8-K pursuant to Item 12 that a press release announcing earnings for the quarter ended on September 30, 2003, was issued.

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

                                   Dated:  November 13, 2003