Form 10-K
period 2003-12-31
HEARTLAND FINANCIAL USA INC
filed 2004-03-15
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock $1.00 par value
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The index to exhibits follows the signature page.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the over-the-counter market bulletin board on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $255,261,888.* Such figures include 2,298,708 shares of the Registrant's Common Stock (restated to reflect the three-for-two stock split effected in the form of a dividend on December 29, 2003) held in a fiduciary capacity by the Trust Department of the Dubuque Bank and Trust Company, a wholly-owned subsidiary of the Registrant.

* Based on the last sales price of the Registrant's common stock on June 30, 2003, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

As of March 9, 2004, the Registrant had issued and outstanding 15,171,786 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report
Table of Contents

Part I

Item 1.	Business
A.	General Description
B.	Market Areas
C.	Competition
D.	Employees
E.	Internet Access
F.	Accounting Standards
G.	Supervision and Regulation
H.	Governmental Monetary Policy and Economic Conditions

Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I.

ITEM 1.

BUSINESS

A.    GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has seven bank subsidiaries in the states of Iowa, Wisconsin, Illinois, New Mexico, and Arizona (collectively, the "Bank Subsidiaries"). All seven Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). Dubuque Bank and Trust Company, Dubuque, Iowa, and First Community Bank, Keokuk, Iowa are chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., majority owner of a senior housing project. Galena State Bank and Trust Company, Galena, Illinois, and Riverside Community Bank, Rockford, Illinois, are chartered under the laws of the State of Illinois. Wisconsin Community Bank, Cottage Grove, Wisconsin, is chartered under the laws of the State of Wisconsin and has two subsidiaries, DBT Investment Corporation, an investment management company; and WCB Mortgage, LLC, a mortgage banking company. New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico. Arizona Bank & Trust, Mesa, Arizona, is chartered under the laws of the state of Arizona. The Bank Subsidiaries operate 37 banking locations in Iowa, Illinois, Wisconsin and New Mexico. During the first quarter of 2004, Heartland entered into an agreement to acquire a bank in Montana that has eight locations. Heartland has eight non-bank subsidiaries. Citizens Finance Co. is a consumer finance company. ULTEA, Inc. is a fleet leasing company headquartered in Madison, Wisconsin. Heartland Capital Trust I, Heartland Statutory Trust II, Heartland Capital Trust II, and Heartland Statutory Trust III are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities. HTLF Capital Corp. is an investment banking firm specializing in taxable and tax-exempt municipal finance with offices in Denver, Colorado, and Kansas City, Missouri. Heartland Community Development Corp. is a certified community development entity with accountability to low-income communities in the Dubuque, Iowa, service area. All of Heartland’s subsidiaries are wholly-owned, except for Arizona Bank & Trust, of which Heartland owned 86% of the capital stock on December 31, 2003, and WCB Mortgage, LLC, of which Heartland owned 55% of the capital stock on December 31, 2003.

The Bank Subsidiaries provide full service retail banking within Dubuque and Lee Counties in Iowa; within Jo Daviess, Hancock and Winnebago Counties in Illinois; within Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; and Maricopa County in Arizona. Deposit products include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity, credit cards and lines of credit. Other products and services include VISA debit cards, automatic teller machines, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage.

Operating Strategy

Heartland’s operating strategy is based upon a community banking model with three major components:

1.  Develop strong community banks:
  Establish community bank names and images
  Encourage community involvement and leadership
  Maintain active boards of directors chosen from the local community
  Retain local presidents and decision-making
2.  Provide resources for revenue enhancement:
  Develop and implement a wide array of financial products and services for all Bank Subsidiaries
  Improve Bank Subsidiary funding costs by reducing higher-cost certificates of deposit; increasing the percentage of lower-cost transaction accounts such as checking, savings and money market accounts; emphasizing relationship banking and capitalizing on cross-selling opportunities
  Emphasize greater use of non-traditional sources of income, including trust and investment services, insurance, consumer finance, vehicle leasing and fleet management, and investment banking
  Evaluate and acquire state-of-the-art technology when the expected return justifies the cost.
3.  Provide customer-transparent cost savings:
  Centralize back office support functions so Bank Subsidiaries operate as efficiently as possible
Management believes the personal and professional service offered to customers provides an appealing alternative to the "megabanks" resulting from mergers and acquisitions in the financial services industry. While Heartland employs a community banking philosophy, management believes Heartland’s size, combined with its complete line of financial products and services, is sufficient to effectively compete in the respective market areas. To remain price competitive, management also believes Heartland must manage expense and gain economies of scale by centralizing back office support functions. Although each of Heartland’s subsidiaries operates under the direction of its own board of directors, Heartland has standard operating policies regarding asset/liability management, liquidity management, investment management, lending policies, and deposit structure management.

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. In 1996 Heartland established an employee stock purchase plan. For the year ended December 31, 2003, employees purchased 48,895 shares under the plan. As of December 31, 2003, employees, officers, and directors owned approximately 45% of Heartland’s outstanding common stock.

Acquisition and Expansion Strategy

Heartland’s strategy is to increase profitability and diversify its market area and asset base by expanding existing subsidiaries and through acquisitions. Heartland continually seeks and evaluates opportunities to establish branches, loan production offices, or other business facilities as a means of expanding its presence in current or new market areas. Heartland acquires established financial services organizations, primarily commercial banks or thrifts, when suitable candidates are identified and acceptable business terms negotiated. Heartland has also formed de novo banking institutions in locations determined to have market potential and suitable management candidates with banking expertise and a philosophy similar to Heartland’s.

Heartland has focused on markets with growth potential in the Midwest and Western regions of the United States as it evaluates expansion and acquisition opportunities. In August 2003 Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation that plans to open a second location in 2004. Heartland took another step toward expanding its western presence when it signed a definitive agreement in February 2004 to acquire Rocky Mountain Bancorporation, Inc. Rocky Mountain Bancorporation is a $369 million entity headquartered in Billings, Montana, with eight branch locations throughout the state. This transaction is expected to close in the second quarter of 2004.

Heartland looks for opportunities outside the community banks and thrift categories when its board of directors and management determine the opportunities will provide a desirable strategic fit without posing undue risk. In this regard, Heartland established HTLF Capital Corp. in April 2003. HTLF Capital is an investment banking firm that specializes in taxable and tax-exempt municipal finance, either by providing direct investment on behalf of Heartland and its Bank Subsidiaries or by acting as a financial advisor for a variety of municipal transactions.

Lending Activities

General

The Bank Subsidiaries provide a range of commercial and retail lending services to corporations, partnerships and individuals. These credit activities include agricultural, commercial, residential real estate and consumer loans, as well as loan participations and lines of credit.

The Bank Subsidiaries aggressively market their services to qualified lending customers. Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the Bank Subsidiaries' respective business communities. Through professional service, competitive pricing, and innovative structure, the Bank Subsidiaries have been successful in attracting new lending customers. Heartland also actively pursues consumer lending opportunities. With convenient locations, advertising and customer communications, the Bank Subsidiaries have been successful in capitalizing on the credit needs of their market areas.

Commercial Loans

The Bank Subsidiaries have a strong commercial loan base, with significant growth coming from Dubuque Bank and Trust Company, New Mexico Bank & Trust and Wisconsin Community Bank. Dubuque Bank and Trust Company, in particular, continues to be a premier commercial lender in the tri-state area of northeast Iowa, northwest Illinois and southwest Wisconsin. The Bank Subsidiaries' areas of emphasis include, but are not limited to, loans to wholesalers, hotel and real estate developers, manufacturers, building contractors, business services companies and retailers. The Bank Subsidiaries provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years.

Bank Subsidiaries continue to seek opportunities to expand the production of loans guaranteed by U.S. government agencies. Wisconsin Community Bank is designated as a Preferred Lender by the U.S. Small Business Administration (SBA) . Wisconsin Community Bank is also the only lender in Wisconsin to be granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program and was the 4th largest lender in the nation in this program for 2002 and 2003. Management believes that making these guaranteed loans helps its local communities as well as provides Heartland with a source of income and solid future lending relationships as such businesses grow and prosper.

The primary repayment risk for commercial real estate loans is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties. In most cases, the Bank Subsidiaries have structured, collateralized, and/or obtained personal guarantees to help assure repayment of these loans.

The Bank Subsidiaries’ commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and leases and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans and leases are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value.

Heartland understands the roles that sound credit skills and a common credit culture play in maintaining quality loan portfolios. As the credit portfolios of the Bank Subsidiaries have continued to grow, several changes have been made in their lending departments resulting in an overall increase in these departments' skill levels. In 2003 Heartland utilized the RMA Diagnostic Assessment to assess credit skills and training needs for over 80 of its credit personnel. Specific individualized training curriculums were established as a result, with training to occur throughout 2004. Heartland also assists all of the member banks’ commercial and agricultural lenders in the analysis and underwriting of credit through its staff in the Credit Administration Department. This staff continues to expand as the total loans under management continue to grow.

Commercial lenders interact with their respective boards of directors each month. Heartland also utilizes an internal loan review function to analyze credits of the Bank Subsidiaries and to provide periodic reports to the respective boards of directors. Management has attempted to identify problem loans at an early date and to aggressively seek a resolution of these situations.

Agricultural Loans

Agricultural loans are emphasized by Dubuque Bank and Trust Company, Wisconsin Community Bank’s Monroe banking center, and New Mexico Bank and Trust’s Clovis banking offices. The projected acquisition of Rocky Mountain Bancorporation will add another Bank Subsidiary that emphasizes agricultural loans, which currently comprise approximately 20% of Rocky Mountain Bancorporation’s loan portfolio.

The Bank Subsidiaries that emphasize agricultural loans do so because of their location in or around rural markets. Dubuque Bank and Trust Company maintains its status as one of the largest agricultural lenders in the state of Iowa. Agricultural loans remain balanced in proportion to the rest of Heartland's loan portfolio, constituting approximately 12% of the total loan portfolio at December 31, 2003. The Bank Subsidiaries have concentrated in traditional geographic market areas, with the majority of outstanding agricultural operating and real estate loans to customers located within 60 miles of their main or branch offices. However, in markets such as Dubuque, where Heartland’s Bank Subsidiary is the dominant agricultural lender, management is not averse to pursuing agricultural loan customers outside traditional geographic boundaries.

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products, and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the farm property securing the loan.

The agricultural loan departments work closely with all of their customers, including companies and individual farmers, and review the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least once annually. The Bank Subsidiaries also work closely with governmental agencies, including the Farmers Home Administration, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for the Bank Subsidiaries as each of them continues to build real estate lending business. Long-term interest rates remained at historically low levels in 2003, and customers continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans. Heartland usually sells these loans into the secondary market but retains servicing on the majority of sold loans. Management believes that mortgage servicing on sold loans provides the Bank Subsidiaries with a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing gives the Bank Subsidiaries the opportunity to maintain regular contact with mortgage loan customers.

As with agricultural and commercial loans, Heartland encourages the Bank Subsidiaries to participate in lending programs sponsored by U.S. government agencies when justified by market conditions. In the mortgage lending area, Dubuque Bank and Trust Company has taken the lead in this regard. Fannie Mae recognized Dubuque Bank and Trust in 2003 for its participation in the "My Community" program, which is designed to help individuals buy homes who might not otherwise qualify. In 2004, Veterans Administration and Federal Home Administration loans will be offered in all Bank Subsidiary markets.

Consumer Lending

The Bank Subsidiaries' consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity, student loans, credit cards, signature loans, and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Citizens Finance Co. specializes in consumer lending and currently serves the consumer credit needs of approximately 4,700 customers in Iowa, Illinois and Wisconsin from its Dubuque, Iowa; Madison and Appleton, Wisconsin; and Loves Park, Illinois offices. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries.

Trust, Investment and Insurance Services

Dubuque Bank and Trust Company, Galena State Bank, First Community Bank and Wisconsin Community Bank have been offering trust and investment services in their respective communities for many years. In 2003, Arizona Bank and Trust joined the list of banks offering trust and investment services. Currently, member bank trust assets exceed $800 million, the vast majority of which are assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations.

Dubuque Bank and Trust Company is nationally recognized as a leading provider of socially responsible investment services, and it manages investment portfolios for religious and other non-profit organizations located throughout the United States. Dubuque Bank and Trust Company is also Heartland’s lead bank in providing daily valuation 401(k) plans and other retirement services, including Heartland’s retirement plans for its employees. All the Bank Subsidiaries have targeted their Trust Departments as primary areas for future growth.

Heartland has formed a strategic alliance with Invest Financial Corporation to operate independent securities offices at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, Riverside Community Bank, First Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust. Through Invest Financial Corporation, Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans and insurance products. A complete line of vehicle, property and casualty, life and disability insurance and tax-free annuities are also offered by Heartland through DB&T Insurance.

B.    MARKET AREAS

Dubuque Bank and Trust Company and Heartland are located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. Citizens Finance Co. also operates within this market area, in addition to operating offices in Madison, Wisconsin; Appleton, Wisconsin; and Loves Park, Illinois.

The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois, and Wisconsin. Based upon the results of the 2000 census, the city of Dubuque had a total population of approximately 58,000.

The principal office of Heartland and Dubuque Bank and Trust Company’s main bank currently occupy the same building. Due to growth in the number of employees at both companies, a building was acquired directly across the street from Dubuque Bank and Trust Company’s main office to serve as an operations center for Heartland. Renovation of the building began in 2003 and is scheduled for completion in the second quarter of 2004. When complete, the building will offer 60,000 square feet of office space.

In addition to its main banking office, Dubuque Bank and Trust Company operates seven branch offices, all of which are located in Dubuque County. In 2003, Dubuque Bank and Trust Company opened a temporary branch facility on land purchased in a strategically located intersection on the rapidly growing northwest side of Dubuque. Construction of a permanent branch facility on this site is scheduled for completion in the third quarter of 2004. In conjunction with the opening of this new branch, a smaller branch in close proximity to the new location was closed. Additionally, during 2003, Dubuque Bank and Trust Company relocated its branch facility in Farley, Iowa, to a newly constructed building that is more convenient for its customers. As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization.

Galena State Bank is located in Galena, Illinois, which is less than five miles from the Mississippi River, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena operates a second office in Stockton, Illinois. Both offices are located in Jo Daviess County, which has a population of approximately 22,000, according to the 2000 census.

First Community Bank’s main office is in Keokuk, Iowa, which is located in the southeast corner of Iowa near the borders of Iowa, Missouri, and Illinois. Due to its location, First Community Bank serves customers in the tri-county region of Lee County, Iowa; Hancock County, Illinois; and Clark County, Missouri. Lee, Hancock and Clark Counties have populations of approximately 38,000, 20,000 and 7,400, respectively. First Community Bank has one branch office in Keokuk and another branch in the city of Carthage in Hancock County, Illinois. Keokuk is an industrial community with a population of approximately 11,000.

Riverside Community Bank is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County. In addition to its main banking office, Riverside Community Bank has two branch offices, all of which are located in the Winnebago County area. Based on the 2000 census, the county had a population of 278,000, and the city of Rockford had a population of 150,000.

Wisconsin Community Bank's main office is located in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. Wisconsin Community Bank operates two branch offices in Madison suburbs. The Middleton branch was opened in 1998, and an office in Fitchburg was opened in a newly constructed building in March of 2003. According to the 2000 census, Dane County had a population of 427,000, and the village of Cottage Grove had a population of 3,800. Wisconsin Community Bank, opened three offices in Sheboygan, DePere and Eau Claire, Wisconsin during 1999 operating under the name of Wisconsin Business Bank. The Eau Claire office was subsequently sold in the fourth quarter of 2002. The Sheboygan and DePere facilities are located in the northeastern Wisconsin counties of Sheboygan and Brown with populations of 113,000 and 227,000, respectively, according to the 2000 census. In 2003, Wisconsin Community Bank opened a loan production office in Minneapolis, Minnesota, operating under the name of Wisconsin Business Bank. This office focuses on providing government guaranteed financing to businesses located in the Western region of the United States. Wisconsin Community Bank also acquired the Bank One Monroe Wisconsin banking center in July of 1999. The city of Monroe, which is approximately 50 miles southwest of Madison, is located in Green County in south central Wisconsin. According to the 2000 census, Monroe had a population of 11,000, and Green County had a population of 34,000.

New Mexico Bank & Trust operates five offices in or around Albuquerque, New Mexico, in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. New Mexico Bank & Trust also operates five locations in the New Mexico communities of Clovis, Portales, and Melrose, all located in Curry County. Clovis is located in east central New Mexico, approximately 220 miles from Albuquerque, 100 miles northwest of Lubbock, Texas, and 105 miles southwest of Amarillo, Texas. Clovis had a population of approximately 33,000 according to the 2000 census, and Curry County had a population of 45,000. In 2003, two branch offices were opened in Santa Fe, which is located in Santa Fe County. Santa Fe had of a population of approximately 62,000 according to the 2000 census, and Santa Fe County had a population of approximately 129,000.

Arizona Bank & Trust currently operates one office in Mesa, Arizona, which is located 15 miles east of Phoenix. A second office is scheduled to open in the second quarter of 2004 in Chandler, Arizona, which is located in the southern portion of metropolitan Phoenix. Both cities are located in Maricopa County. According to the 2000 census, Mesa’s population was 396,375; its current population is 446,033, according to the Mesa Planning Division. Chandler’s current population is 217,736, as provided by the City of Chandler Office of Economic Development, compared to 176,581 reported in the 2000 census. The estimated population of Maricopa County in July 2001 was 3,029,150, according to the Arizona Department of Economic Security.

C.    COMPETITION

Heartland encounters competition in all areas of its business pursuits. To compete effectively, develop its market base, maintain flexibility, and keep pace with changing economic and social conditions, Heartland continuously refines and develops its products and services. The principal methods of competing in the financial services industry are through price, service, and convenience.

The Bank Subsidiaries' combined market area is highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within Heartland's market area. The Bank Subsidiaries also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices, and other providers of financial services. Under the Gramm-Leach-Bliley Act, effective in March 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which Heartland and the Bank Subsidiaries conduct business. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Heartland competes for loans principally through the range and quality of the services it provides, interest rates, and loan fees. Heartland believes that its long-standing presence in the community and personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. Heartland actively solicits deposit-oriented clients and competes for deposits by offering its customers personal attention, professional service and competitive interest rates.

D.    EMPLOYEES

At December 31, 2003, Heartland employed 674 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits, and management considers its employee relations to be excellent.

E.    INTERNET ACCESS

Heartland maintains an Internet site at www.htlf.com. Heartland offers its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge from its web site as soon as reasonably practical after meeting the electronic filing requirements of the Securities and Exchange Commission.

F.    ACCOUNTING STANDARDS

Effect of New Financial Accounting Standards—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which addresses the recognition and measurement of obligations with the retirement of tangible long-lived assets. FAS 143 was effective January 1, 2003, with early adoption permitted. Heartland adopted FAS 143 effective January 1, 2003, and the adoption of the Statement did not have a material effect on the financial statements.

In June 2002, the FASB issued Statement No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting of costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of the commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Heartland adopted FAS 146 on January 1, 2003 and the adoption of the Statement did not have a material effect on the financial statements.

In October 2002, the FASB issued Statement No. 147 (FAS 147), "Acquisitions of Certain Financial Institutions," which amends Statement No. 72 (FAS 72), "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and no longer requires the separate recognition and subsequent amortization of goodwill. FAS 147 also amends FAS 144 to include in its scope core deposit intangibles. Heartland adopted FAS 147 on September 30, 2002. As of December 31, 2003 and December 31, 2002, Heartland had unamortized goodwill in the amount of $20.2 and $16.1 million, respectively, and unamortized core deposit premiums in the amount of $2.0 million and 2.4 million, respectively. On June 30, 2003, Heartland completed the buyout of all minority stockholders of New Mexico Bank & Trust as agreed upon during its formation in 1998. This transaction resulted in a $4.1 million increase in goodwill. Amortization expense related to goodwill was $1.1 million for the year ended December 31, 2001. Amortization expense related to core deposit intangible assets was $404, $495 and $615 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

The table below reconciles reported earnings for the years ended December 31, 2003, 2002 and 2001, to "adjusted" earnings, which exclude goodwill amortization.

ADJUSTED EARNINGS SCHEDULE
(Dollars in thousands, except per share data)
	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001

	Reported Earnings	Reported Earnings	Reported Earnings	Goodwill Amortization	"Adjusted" Earnings

Income from continuing operations before income taxes	$25,856	$24,113	$16,659	$1,057	$17,716
Income taxes	8,137	7,523	5,530	-	5,530

Income from continuing operations	$17,719	$16,590	$11,129	$1,057	$12,186

Net income	$17,719	$18,867	$11,414	$1,057	$12,471

Earnings per share before effect of change in accounting principle	$1.18	$1.13	$0.77	$0.07	$0.85

Earnings per common share	$1.18	$1.28	$0.79	$0.07	$0.85

Earnings per share-diluted before effect of change in accounting principle	$1.16	$1.12	$0.77	$0.07	$0.84

Earnings per share-diluted	$1.16	$1.28	$0.78	$0.07	$0.84

In June 2002, the FASB issued Statement No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting of costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of the commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Heartland adopted FAS 146 on January 1, 2003 and the adoption of the Statement did not have a material effect on the financial statements.

In November of 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Heartland adopted FIN 45 effective January 1, 2003, and the adoption of FIN 45 did not have a material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities," which replaced FIN 46. Heartland adopted the disclosure provisions of FIN 46 effective December 31, 2002. On February 1, 2003, Heartland adopted the recognition and measurement of provisions of FIN 46 for variable interest entities (VIE's) formed after January 31, 2003, and, on December 31, 2003, Heartland adopted FIN 46R. Heartland has no newly formed variable interest entity subject to the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material effect on the consolidated financial statements of Heartland.

In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with the implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying" and the characteristics of a derivative that contains financing components. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Heartland adopted FAS 149 on July 1, 2003, and such adoption did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in FAS 150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent’s financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on Heartland’s financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a significant impact on Heartland’s financial condition or results of operations.

G.    SUPERVISION AND REGULATION

General

Financial institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the "Superintendent"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI"), the New Mexico Financial Institutions Division (the "New Mexico FID"), the Arizona State Banking Department (the "Arizona Department"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of Heartland. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Heartland and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank Subsidiaries, rather than stockholders.

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

Recent Regulatory Developments

National Bank Preemption. On January 7, 2004, the Office of the Comptroller of the Currency (the "OCC") issued two final rules that clarify the federal character of the national banking system. The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks’ ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks. That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks’ deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC. The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks. These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks. Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

FACT Act. On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act"), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy. Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution. The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions. The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

General . Heartland, as the sole stockholder of Dubuque Bank and Trust Company, Galena State Bank, Riverside Community Bank, Wisconsin Community Bank, First Community Bank and New Mexico Bank & Trust and the controlling stockholder of Arizona Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve. Heartland is also required to file with the Federal Reserve periodic reports of its operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit Heartland to engage in a variety of banking-related businesses, including the operation of a thrift, a consumer finance company, equipment leasing and fleet management, a computer service bureau (including software development), mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions ( i.e. , Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2003, Heartland had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments. Heartland’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies . As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Heartland’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General. Dubuque Bank and Trust Company and First Community Bank are Iowa-chartered banks. The deposit accounts of Dubuque Bank and Trust Company are insured by the FDIC's Bank Insurance Fund ("BIF"), and the deposit accounts of First Community Bank are insured by the FDIC’s Savings Association Insurance Fund ("SAIF"). As Iowa-chartered banks, Dubuque Bank and Trust Company and First Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered FDIC-insured banks that, like Dubuque Bank and Trust Company and First Community Bank, are not members of the Federal Reserve System ("non-member banks").

Galena State Bank and Riverside Community Bank are Illinois-chartered banks, the deposit accounts of which are insured by the BIF. As Illinois-chartered banks, Galena State Bank and Riverside Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, the chartering authority for Illinois banks, and the FDIC, as the primary federal regulator of state-chartered FDIC-insured non-member banks.

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

Arizona Bank & Trust is an Arizona-chartered bank, the deposit accounts of which are insured by the BIF. As an Arizona-chartered bank, Arizona Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Arizona Department, the chartering authority for Arizona banks, and the FDIC, as the primary federal regulator of state-chartered FDIC-insured non-member banks.

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

During the year ended December 31, 2003, both BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.   Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s SAIF has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments. Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution’s total assets. During the year ended December 31, 2003, the Bank Subsidiaries paid supervisory assessments totaling $185 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank Subsidiaries: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2003: (i) none of the Bank Subsidiaries was subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was "well-capitalized," as defined by FDIC regulations.

Liability of Commonly Controlled Institutions. Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because Heartland controls each of the Bank Subsidiaries, the Bank Subsidiaries are commonly controlled for purposes of these provisions of federal law.

Dividend Payments. The primary source of funds for Heartland is dividends from the Bank Subsidiaries. In general, under applicable law, none of the Bank Subsidiaries may pay dividends in excess of its respective undivided profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003.  Approximately $57.1 million was available to be paid as dividends by the Bank Subsidiaries as of December 31, 2003. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries if the FDIC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans made by the Bank Subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by each of the Bank Subsidiaries to its directors and officers, to directors and officers of Heartland and its subsidiaries, to principal stockholders of Heartland and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Heartland or any of its subsidiaries or a principal stockholder of Heartland may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. Until 2001, an Iowa-chartered bank, such as Dubuque Bank and Trust Company or First Community Bank, could only establish a branch office within the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank was located. Further, Iowa law prohibited an Iowa bank from establishing new branches in a municipality other than the municipality in which the bank’s principal place of business was located, if another bank already operated one or more offices in the municipality in which the branch was to be located. In 2001, the Iowa Banking Act was amended to allow Iowa-chartered banks to establish up to three branches at any location in Iowa, subject to regulatory approval, in addition to any branches established under the branching rules described above. Beginning July 1, 2004, Iowa-chartered banks will be permitted to establish any number of branches at any location in Iowa, subject to regulatory approval.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. The laws of Iowa, Illinois, Wisconsin, New Mexico and Arizona permit interstate mergers subject to certain conditions, including a condition requiring an Iowa, Illinois, Wisconsin, New Mexico or Arizona bank, respectively, involved in an interstate merger to have been in existence and continuous operation for more than five years.

State Bank Investments and Activities. Each of the Bank Subsidiaries generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by the laws of the state under which it is chartered. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank Subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

H.    GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONDITIONS

Heartland’s earnings are affected by the policies of regulatory authorities, including the Federal Reserve System. The Federal Reserve System’s monetary policies have significantly affected the operating results of commercial banks in the past and are expected to continue doing so in the future. Changing economic and money market conditions prompted by the actions of monetary and fiscal authorities may cause changes in interest rates, credit availability, and deposit levels that are beyond Heartland’s control. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings be predicted.

ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations

Banking Subsidiaries

Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	59,500	Owned	8

Galena State Bank 971 Gear Street Galena, IL 61036	18,000	Owned	3

Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	3

First Community Bank 320 Concert Street Keokuk, IA 52632	6,000	Owned	3

Wisconsin Community Bank 580 North Main Street Cottage Grove, WI 53527	6,000	Owned	7

New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2006	12

Arizona Bank & Trust 1331 W. Southern Avenue Mesa, AZ 85202	4,400	Owned	1

Name and Main Facility Address	Main Facility Owned or Leased	Number of Locations

Non-Bank Subsidiaries

Citizens Finance Co. 1275 Main Street Dubuque, IA 52001	Leased from DB&T	4

ULTEA, Inc. 2976 Triverton Pike Madison, WI 53711	Leased	3

HTLF Capital Corp. World Trade Center 1625 Broadway Denver, CO 80202	Leased	2

The principal office of Heartland is located in Dubuque Bank and Trust Company's main office.

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

No matters were submitted during the fourth quarter of 2003 to a vote of security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Heartland's common stock was held by approximately 960 stockholders of record as of March 12, 2004, and has been quoted on the Nasdaq National Market System since May 2003 under the symbol "HTLF."

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the Nasdaq National Market System or over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions and have been adjusted to reflect previous stock splits.

Heartland Common Stock

Calendar Quarter	High	Low

2002:
First	$9.33	$8.54
Second	10.00	9.06
Third	10.19	9.60
Fourth	11.79	10.00

2003:
First	$15.33	$11.50
Second	21.53	15.27
Third	21.26	18.57
Fourth	20.63	18.53

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2003. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years as adjusted for previous stock splits:

Calendar Quarter	2003	2002

First	$.07	$.07
Second	.07	.07
Third	.07	.07
Fourth	.07	.07

Heartland has paid dividends as set forth in the table above. Heartland's ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the bank subsidiaries, and the banks are subject to regulatory limitations on the amount of cash dividends they may pay. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Bank Subsidiaries – Dividend Payments" for a more detailed description of these limitations.

Heartland has issued junior subordination debentures in several private placements and one public offering. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

ITEM 6.

SELECTED FINANCIAL DATA
For the years ended December 31, 2003, 2002, 2001, 2000, and 1999
(Dollars in thousands, except per share data)
	2003	2002	2001	2000	1999

STATEMENT OF INCOME DATA
Interest income	$99,517	$100,012	$107,609	$102,535	$74,119
Interest expense	38,327	42,332	58,620	58,678	40,830

Net interest income	61,190	57,680	48,989	43,857	33,289
Provision for loan and lease losses	4,183	3,553	4,258	2,976	2,550

Net interest income after provision for loan and lease losses	57,007	54,127	44,731	40,881	30,739
Noninterest income	36,541	30,645	28,620	25,721	24,426
Noninterest expense	67,692	60,659	56,692	52,812	43,574
Income taxes	8,137	7,523	5,530	4,211	3,239

Income from continuing operations	17,719	16,590	11,129	9,579	8,352
Discontinued operations:
Income (loss) from operations of discontinued branch (including gain on sale of $2,602)	-	3,751	469	12	(210)
Income taxes	-	1,474	184	5	(83)

Income (loss) from discontinued operations	-	2,277	285	7	(127)

Net income	$17,719	$18,867	$11,414	$9,586	$8,225

PER COMMON SHARE DATA[1]
Net income - diluted	1.16	1.28	0.78	0.65	0.56
Income from continuing operations - diluted[2]	1.16	1.12	0.76	0.65	0.57
Adjusted net income - diluted [3]	1.16	1.28	0.85	0.73	0.59
Adjusted income from continuing operations - diluted [4]	1.16	1.12	0.84	0.73	0.61
Cash dividends	0.27	0.27	0.25	0.24	0.23
Dividend payout ratio	23.09%	20.81%	31.19%	36.15%	39.47%
Book value	$9.29	$8.40	$7.37	$6.67	$6.02
Weighted average shares outstanding	14,984,472	14,687,324	14,403,780	14,442,057	14,332,791

BALANCE SHEET DATA
Investments and federal funds sold	$451,753	$424,514	$349,417	$274,365	$213,452
Total loans and leases, net of unearned	1,348,227	1,175,236	1,105,205	1,042,096	835,146
Allowance for loan and lease losses	18,490	16,091	14,660	13,592	10,844
Total assets	2,018,366	1,785,979	1,644,064	1,466,387	1,184,147
Total deposits	1,492,488	1,337,985	1,205,159	1,101,313	869,659
Long-term obligations	173,958	161,379	143,789	102,856	105,737
Stockholders' equity	140,923	124,041	107,090	96,146	86,573

EARNINGS PERFORMANCE DATA
Return on average total assets	0.95%	1.13%	0.72%	0.70%	0.78%
Return on average stockholders' equity	13.46	16.44	11.32	10.69	9.61
Net interest margin ratio [2,5]	3.79	4.04	3.67	3.74	3.64
Earnings to fixed charges:
Excluding interest on deposits	3.37x	3.28x	2.27x	1.87x	2.18x
Including interest on deposits	1.67	1.57	1.28	1.23	1.28

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.32%	0.29%	0.52%	0.51%	0.19%
Non performing loans and leases to total loans and leases	0.41	0.38	0.73	0.65	0.20
Net loan and lease charge-offs to average loans and leases	0.14	0.16	0.30	0.17	0.06
Allowance for loan and lease losses to total loans and leases	1.37%	1.37%	1.33%	1.30%	1.30%
Allowance for loan and lease losses to nonperforming loans and leases	333.11	358.77	180.47	201.60	657.49

CAPITAL RATIOS
Average equity to average assets	7.03%	6.86%	6.47%	6.54%	8.12%
Total capital to risk-adjusted assets	12.42	11.86	10.89	9.90	11.68
Tier 1 leverage	8.07	8.24	7.53	7.25	8.85

[1] Restated to reflect the three-for-two stock split effected in the form of a dividend on December 29, 2003.
[2] Excludes the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002 .
[3] Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002.
[4] Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on
September 30, 2002, and the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

[5] Tax equivalent using a 34% tax rate.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was an 86% owner, and WCB Mortgage, LLC, of which Heartland was a 55% owner on December 31, 2003.

SAFE HARBOR STATEMENT

This report contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland’s management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries include, but are not limited to, the following:
  The strength of the United States economy in general and the strength of the local economies in which Heartland conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of Heartland’s assets.
  The economic impact of past and any future terrorist threats and attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
  The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.
  The effects of changes in interest rates (including the effects of changes in the rate of prepayments of Heartland’s assets) and the policies of the Board of Governors of the Federal Reserve System.
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
  Consumer spending and saving habits which may change in a manner that affects Heartland’s business adversely.
  Business combinations and the integration of acquired businesses may be more difficult or expensive than expected.
  The costs, effects and outcomes of existing or future litigation.
  Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
  The ability of Heartland to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning Heartland and its business, including other factors that could materially affect Heartland’s financial results, is included in Heartland’s filings with the Securities and Exchange Commission.

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through seven banking subsidiaries with a total of 37 banking locations in Iowa, Illinois, Wisconsin, New Mexico and Arizona. During the first quarter of 2004, Heartland entered into an agreement to acquire a bank in Montana that has eight locations. In addition, Heartland has separate subsidiaries in the consumer finance, vehicle leasing/fleet management, insurance and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations, branch openings and expansion into non-bank subsidiary activities.

Heartland’s results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges, fees and gains on loans, rental income on operating leases and trust income, also affects Heartland’s results of operations. Heartland’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases and provision for loan and lease losses.

Heartland has a stated goal of doubling earnings and assets every five to seven years. The year 2003 represented the fifth year of Heartland’s latest growth plan. We achieved our asset goal and expect to accomplish our earnings goal very early in 2004. During the last five years, we have expanded into nine new markets with seventeen bank offices. For the year ended December 31, 2003, income from continuing operations increased 7% to $17.7 million, or $1.16 per diluted share, compared to $16.6 million, or $1.12 per diluted share, in the year 2002. Total net income was $17.7 million, or $1.16 per diluted share, during the year 2003 compared to $18.9 million, or $1.28 per diluted share, in the year 2002. Return on average equity was 13.46% and return on average assets was .95% for the year 2003 compared to 16.44% and 1.13%, respectively, for the year 2002. The Eau Claire branch of Wisconsin Community Bank, a bank subsidiary of Heartland, was sold effective December 15, 2002. The contribution of this discontinued operation to net income during the year 2002 was approximately $2.3 million or $0.16 per diluted share, which includes the $1.6 million gain on disposal during the fourth quarter.

A major contributor to improved earnings on continuing operations during 2003 was the $5.9 million or 19% growth in noninterest income. Securities gains and losses, including impairment losses on equity securities and trading account securities gains and losses, comprised $2.0 million of this increase and valuation adjustments on mortgage servicing rights were responsible for $807 thousand. Exclusive of these components, noninterest income grew $3.1 million or 10%, primarily as a result of additional gains on sale of loans. Also contributing to the improved earnings in 2003 was the $3.5 million or 6% increase in net interest margin. This additional net interest income resulted from growth in earnings assets and a reduction in the balances retained in fed funds and other short-term investments. Average earning assets from continuing operations grew from $1.467 billion during the year 2002 to $1.671 billion during the year 2003, a $204.2 million or 14% increase. Noninterest expense increased $7.0 million or 12% during 2003, reflective of increased costs related to the opening of offices in the last twelve months in Santa Fe, New Mexico; Fitchburg, Wisconsin; and Mesa, Arizona as well as the formation of HTLF Capital Corp., an investment banking firm headquartered in Denver, Colorado.

At December 31, 2003, Heartland was extremely pleased to have reached another milestone as total assets exceeded $2 billion. Total assets grew $232.4 million or 13% since year-end 2002 despite a difficult economic environment, evidencing Heartland’s commitment to growing strong customer relationships. Net loans and leases were $1.330 billion and deposits were $1.492 billion at the end of 2003, an increase of 15% and 12%, respectively, since year-end 2002.

The year 2002 was the third consecutive year Heartland was able to record double-digit growth in earnings. Net income increased $7.5 million or 65% when compared to 2001. Return on common equity was 16.44% and return on assets was 1.13%. Exclusive of the Eau Claire branch, income from continuing operations totaled $16.6 million, or $1.12 on a diluted per common share basis, compared to $11.1 million, or $.76 on a diluted per common share basis, during 2001, an increase of $5.5 million or 49%. The Eau Claire branch sale allowed Heartland to redirect assets to markets where the assets were more productively and profitably employed.

The largest contributor to the improved earnings during 2002 was net interest income, which grew $8.7 million or 18%. Average earning assets from continuing operations rose from $1.363 billion during 2001 to $1.467 billion during 2002, a change of $103.2 million or 8%. Additionally, noninterest income experienced a $2.9 million or 10% increase, exclusive of securities gains and losses, including impairment losses on equity securities and trading account securities gains and losses, and valuation adjustments on mortgage servicing rights. In addition to gains on sale of loans, the other noninterest income category to reflect significant improvement was service charges and fees. Noninterest expense was held to a $4.0 million or 7% increase.

Heartland’s adoption of the provisions of Statement of Financial Accounting Standards ("FAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, discontinued the amortization of $9.5 million in unamortized goodwill. Heartland’s adoption of the provisions of FAS No. 147, "Acquisitions of Certain Financial Institutions," on September 30, 2002, discontinued the amortization of $6.5 million in unamortized other intangibles retroactively to January 1, 2002. The amount of amortization expense recorded during 2001 on this goodwill and other intangibles was $1.1 million, or $.08 on a diluted per common share basis.

During the year 2002, total assets grew $142 million or 9% since year-end 2001 and the majority of this growth occurred during the last half of the year. Loans and leases were $1.175 billion and deposits were $1.338 billion at the end of 2002, an increase of 6% and 11%, respectively, since year-end 2001.

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks’ boards of directors. Factors considered by the allowance committee included the following:
  Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

  The nation has continued in a period of economic slowdown.

  During the last several years, Heartland has entered new markets in which it had little or no previous lending experience.
There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2003. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate further deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below estimates the theoretical range of the 2003 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality.

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
Allowance for loan and lease losses at December 31, 2003	$18,490

Assuming deterioration in credit quality:
Addition to provision	1,538

Resultant allowance for loan and lease losses	$20,028

Assuming improvement in credit quality:
Reduction in provision	(863)

Resultant allowance for loan and lease losses	$17,627

The assumptions underlying this sensitivity analysis represent an attempt to quantify theoretical changes that could occur in the total allowance for loan and lease losses given various economic assumptions that could impact inherent loss in the loan and lease portfolio as currently configured. It further assumes that the general composition of the allowance for loans and lease losses determined through Heartland’s existing process and methodology remains relatively unchanged. It does not attempt to encompass extreme and/or prolonged economic downturns, systemic contractions to specific industries, or systemic shocks to the financial services sector. A downward/upward migration of the balances from the current loan grade to the next lower/higher loan grade was assumed based upon Heartland’s experiences during previous periods of economic movement.

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

Net interest margin from continuing operations, expressed as a percentage of average earning assets, was 3.79% for the year 2003 compared to 4.04% for the year 2002. A steep yield curve and relatively low interest rates led to further compression of Heartland’s net interest margin, but management believes its disciplined approach to asset and liability pricing has served to mitigate the effects of margin pressure to a significant degree. Even though average earning assets increased 14% during the year, net interest margin was adversely affected by accelerated prepayments in the mortgage-backed securities portfolio. Also, net interest margin was impacted by the negative carrying costs associated with the completion of a private placement offering of $20.0 million of 8.25% cumulative capital securities early in the fourth quarter of 2003. The proceeds from this offering will be used for future acquisitions or the retirement of debt. Interest income as a percentage of average earning assets went from 6.93% during 2002 to 6.09% during 2003, a decline of 84 basis points. On the liability side of the balance sheet, management continued to look for opportunities to lock in some funding in three- to five-year maturities as rates were at historical low levels. Interest expense as a percentage of average earning assets went from 2.89% during 2002 to 2.29% for 2003, a decline of 60 basis points.

Net interest margin from continuing operations, expressed as a percentage of average earning assets, was 4.04% for the year 2002 compared to 3.67% for the year 2001. During 2002, management was more successful in the utilization of floors on its commercial loan portfolio to minimize the effect downward rates have on interest income. If rates begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. Interest income as a percentage of average earning assets went from 7.97% during 2001 to 6.93% during 2002, a decline of 104 basis points. Additionally, on the liability side of the balance sheet, Heartland had locked in some funding in the three- to five-year maturities as rates were at historical low levels. Interest expense as a percentage of average earning assets went from 4.30% during 2001 to 2.89% for 2002, a decline of 141 basis points.

Net interest income from continuing operations, on a fully tax equivalent basis, was $63.4 million during 2003 compared to $59.3 million during 2002. As the interest rate environment continued at historical low levels, reinvestment rates on early payments and maturities of securities negatively affected interest income. Additionally, accelerated prepayments in the mortgage-backed securities portfolio were more significant than in the prior year. Interest income in 2003 totaled $101.7 million compared to $101.6 million in 2002. If it had not been for the growth in loans during the year, interest income would have declined further as the national prime rate was reduced from 4.25% to 4.00% during the second and third quarters of 2003, compared to 4.75% during the first half of 2002.

Interest expense decreased $4.0 million or 9% in 2003 when compared to 2002. The decline in interest expense outpaced the decline in interest income, primarily as a result of the decline in rates and the maturity of higher-rate certificate of deposit accounts. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

Net interest income from continuing operations, on a fully tax equivalent basis, was $59.3 million and $50.1 million for 2002 and 2001, respectively, an increase of 18% for 2002. This increase was the largest contributor to the double-digit growth in earnings experienced during the year and was primarily attributable to the growth in earning assets and the ability to drive interest costs down faster than the corresponding decrease in interest income. Average earning assets from continuing operations grew $103.2 million or 8% during 2002.

On January 29, 2004, the Federal Open Market Committee decided to keep its target for the federal funds rate at 1.00%, the lowest target interest rate on overnight loans between banks since 1961. Correspondingly, national prime remained at 4.00%. The continuation of these historically low interest rates may have a negative impact on Heartland’s net interest margin. Even though many of Heartland’s floating rate commercial loans have floors in place, there will be pressure to lower these floors or refinance to fixed rate products. Additionally, the rates paid on deposit products have been driven to significantly low levels during the past year and, in many cases, there is little room to lower these rates further.

The following table sets forth certain information relating to Heartland’s average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES [1]
For the years ended December 31, 2003, 2002, and 2001
(Dollars in thousands)
	2003			2002			2001

	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

EARNING ASSETS
Securities:
Taxable	$316,117	$9,100	2.88%	$305,315	$13,132	4.30%	$253,290	$14,143	5.58%
Nontaxable [1]	80,858	5,988	7.41	52,756	4,177	7.92	30,909	2,712	8.77

Total securities	396,975	15,088	3.80	358,071	17,309	4.83	284,199	16,855	5.93

Interest bearing deposits	7,462	174	2.33	10,535	248	2.35	7,320	243	3.32
Federal funds sold	34,159	355	1.04	20,835	322	1.55	49,126	1,981	4.03

Loans and leases:
Commercial and commercial real estate[1]	793,187	48,631	6.13	665,431	45,480	6.83	564,261	44,773	7.93
Residential mortgage	157,005	9,907	6.31	142,469	10,518	7.38	191,081	15,364	8.04
Agricultural and agricultural real estate [1]	164,808	10,819	6.56	150,485	10,941	7.27	139,421	11,767	8.44
Consumer	124,136	11,343	9.14	120,561	12,036	9.98	126,027	13,278	10.54
Direct financing leases, net	10,540	780	7.40	13,626	1,037	7.61	16,574	1,242	7.49
Fees on loans	-	4,603	-	-	3,694	-	-	3,197	-
Less: allowance for loan and lease losses	(17,390)	-	-	(15,309)	-	-	(14,528)	-	-

Net loans and leases	1,232,286	86,083	6.99	1,077,263	83,706	7.77	1,022,836	89,621	8.76

Total earning assets	1,670,882	101,700	6.09	1,466,704	101,585	6.93	1,363,481	108,700	7.97

NONEARNING ASSETS
Assets of discontinued operation	-			31,525			31,951
Total nonearning assets	202,433	-	-	173,385	-	-	162,900	-	-

TOTAL ASSETS	$1,873,315	$101,700	5.43%	$1,671,614	$101,585	6.08%	$1,558,332	$108,700	6.98%

INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$532,023	$4,798	0.90%	$477,484	$6,530	1.37%	$425,258	$11,858	2.79%
Time, $100,000 and over	140,834	3,720	2.64	124,063	4,505	3.63	143,315	8,220	5.74
Other time deposits	527,627	19,245	3.65	459,638	20,360	4.43	441,325	25,705	5.82
Short-term borrowings	152,429	2,350	1.54	134,949	2,643	1.96	141,532	5,598	3.96
Other borrowings	148,551	8,214	5.53	135,365	8,294	6.13	106,267	7,239	6.81

Total interest bearing liabilities	1,501,464	38,327	2.55	1,331,499	42,332	3.18	1,257,697	58,620	4.66

NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	204,812	-		162,638	-		138,694	-
Liabilities of discontinued operation	-			31,525			31,951
Accrued interest and other liabilities	35,416	-		31,212	-		29,154	-

Total noninterest bearing liabilities	240,228			225,375			199,799

STOCKHOLDERS' EQUITY	131,623	-		114,740	-		100,836	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,873,315	$38,327	2.05%	$1,671,614	$42,332	2.53%	$1,558,332	$58,620	3.76%

Net interest income [1]		$63,373			$59,253			$50,080

Net interest income to total earning assets [1]			3.79%			4.04%			3.67%

Interest bearing liabilities to earning assets	89.86%			90.78%			92.24%

[1] Tax equivalent basis is calculated using an effective tax rate of 34%.

The following table allocates the changes in net interest income to differences in either average balances or average rates for earning assets and interest bearing liabilities. The changes have been allocated proportionately to the change due to volume and change due to rate. Interest income is measured on a tax equivalent basis using a 34% tax rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thouands)
	For the Years Ended December 31,
	2003 Compared to 2002			2002 Compared to 2001			2001 Compared to 2000
	Change Due to			Change Due to			Change Due to

	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS/INTEREST
INCOME
Investment securities
Taxable	$465	$(4,497)	$(4,032)	$2,905	$(3,916)	$(1,011)	$3,971	$(1,652)	$2,319
Tax-exempt	2,225	(414)	1,811	1,917	(452)	1,465	(10)	(26)	(36)
Interest bearing deposits	(72)	(2)	(74)	107	(102)	5	88	(178)	(90)
Federal funds sold	206	(173)	33	(1,141)	(518)	(1,659)	1,741	(671)	1,070
Loans and leases	12,046	(9,669)	2,377	4,769	(10,684)	(5,915)	5,944	(4,159)	1,785

TOTAL EARNING ASSETS	14,870	(14,755)	115	8,557	(15,672)	(7,115)	11,734	(6,686)	5,048

LIABILITIES/INTEREST EXPENSE
Interest bearing deposits
Savings	746	(2,478)	(1,732)	1,456	(6,784)	(5,328)	1,555	(3,563)	(2,008)
Time, $100,000 and over	609	(1,394)	(785)	(1,104)	(2,611)	(3,715)	2,662	(443)	2,219
Other time deposits	3,012	(4,127)	(1,115)	1,067	(6,412)	(5,345)	2,408	23	2,431
Short-term borrowings	342	(635)	(293)	(260)	(2,695)	(2,955)	1,215	(2,603)	(1,388)
Other borrowings	808	(888)	(80)	1,982	(927)	1,055	(559)	(753)	(1,312)

TOTAL INTEREST BEARING LIABILITIES	5,517	(9,522)	(4,005)	3,141	(19,429)	(16,288)	7,281	(7,339)	(58)

NET INTEREST INCOME	$9,353	$(5,233)	$4,120	$5,416	$3,757	$9,173	$4,453	$653	$5,106

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during 2003 was $4.2 million compared to $3.6 million one year ago. The lower provision in 2002 resulted primarily from a $685 thousand recovery on a prior-year charge-off. Exclusive of this third quarter recovery in 2002, the provision for loan losses decreased $55 thousand or 1% during 2003. The provision for loan losses during 2002 was $4.2 million when excluding the large recovery in the third quarter, a decrease of $20 thousand or .5% over the provision during 2001. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, past loss experience, loan delinquencies, and potential substandard and doubtful credits. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME
(Dollars in thousands)
	For the years ended December 31,			% Change

	2003	2002	2001	2003/ 2002	2002/ 2001

Service charges and fees	$6,207	$5,977	$4,667	4%	28%
Trust fees	3,814	3,407	3,148	12%	8%
Brokerage commissions	863	658	615	31%	7%
Insurance commissions	703	765	807	-8%	-5%
Securities gains, net	1,823	790	1,489	131%	-47%
Gain (loss) on trading account securities	453	(598)	(417)	176%	-43%
Impairment loss on equity securities	(317)	(267)	(773)	-19%	65%
Rental income on operating leases	13,807	14,602	15,446	-5%	-5%
Gains on sale of loans	6,339	4,656	2,738	36%	70%
Valuation adjustment on mortgage servicing rights	338	(469)	-	172%	-
Other noninterest income	2,511	1,124	900	123%	25%

Total noninterest income	$36,541	$30,645	$28,620	19%	7%

The table shows Heartland’s noninterest income for the years indicated. Total noninterest income from continuing operations increased $5.9 million or 19% during 2003 and $2.0 million or 7% during 2002. Exclusive of valuation adjustments on mortgage servicing rights and securities gains and losses, including trading account securities losses and impairment losses on equity securities, noninterest income experienced a $3.1 million or 10% increase in 2003 and a $2.9 million or 10% increase in 2002. During both periods, the noninterest income category reflecting significant improvement was gains on sale of loans as Heartland experienced significant growth in residential loan originations, which Heartland then sells into the secondary market.

Emphasis during the past several years on enhancing revenues from services provided to customers has resulted in significant growth in service charges and fees. Average noninterest bearing checking account balances increased $42.2 million or 26% during 2003 and $23.9 million or 17% during 2002. The addition of an overdraft privilege feature to our checking account product line during the fall of 2001, along with growth in these noninterest bearing checking account balances, resulted in the generation of additional service charge revenue related to activity fees charged to these accounts. Service fees are also collected on the mortgage loans Heartland has sold into the secondary market while retaining servicing. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of merchant credit card activity.

Service charges and fees increased $230 thousand or 4% during 2003 and $1.3 million or 28% during 2002. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Heartland’s servicing portfolio grew to $539.1 million at December 31, 2003, from $395.1 million at year-end 2002 and $268.6 million at year-end 2001. The service fees generated by this portfolio grew $318 thousand or 40% in 2003 and $266 thousand or 50% in 2002. Negatively impacting this service fee revenue was the amortization on the mortgage servicing rights associated with the servicing portfolio, which increased $979 thousand in 2003 and $853 thousand in 2002, as a result of increased prepayments in the portfolio caused by an increase in refinancing activity due to the low interest rate environment. Also included in this category are service charges on deposit products. The addition of an overdraft privilege feature to our checking account product line in late 2001 resulted in the generation of additional service charge revenue of $1.1 million in 2002. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of activity on our automated teller machines. Beginning in the summer of 2002, the state of Iowa began to allow financial institutions to charge a fee for the use of automated teller machines.

Gains on sale of loans increased by $1.7 million or 36% for the year 2003 and $1.9 million or 70% for the year 2002. The volume of mortgage loans sold into the secondary market during these two years resulted from the continued historically low rate environment. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market. Even if mortgage rates continue at these historically low levels, Heartland does not anticipate the present level of gains on sale of loans to continue as many refinancings have already occurred.

Securities gains were $1.8 million, $790 thousand and $1.5 million during 2003, 2002 and 2001, respectively . The continual decline of interest rates during 2001 provided an opportunity for Heartland to realize securities gains in its bond portfolio. As rates declined in 2001, Heartland’s interest rate forecast changed to an upward bias and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. In order to reduce the interest rate risk of rising interest rates, the proceeds were invested in well-seasoned premium mortgaged backed securities that were projected to outperform the agency securities in a rising interest rate environment. Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve during the first quarter of 2003, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment. Because of the steepness of the yield curve during the remaining quarters of 2003 and the protection afforded, longer-term bullet agency securities were purchased with the proceeds on the sale of shorter-term agency securities.

During the first quarter of 2001, Heartland began purchasing some equity securities, on a limited basis, with the intent of actively trading these securities. This trading portfolio recorded gains of $453 thousand during 2003 compared to losses of $598 thousand and $417 thousand during 2002 and 2001, respectively. The gains and losses recorded on this portfolio were generally reflective of the overall activity in the stock market.

Impairment losses on equity securities deemed to be other than temporary totaled $317 thousand during 2003 and $267 thousand during 2002. A majority of these losses were related to the decline in market value on the common stock held in Heartland’s available for sale equity securities portfolio on five companies during 2003 and three companies during 2002. Four of those stocks were subsequently sold during 2003. The carrying value of the four remaining stocks on Heartland’s balance sheet at December 31, 2003, was $342 thousand. Additionally, during the first quarter of 2003, an impairment loss on equity securities totaling $20 thousand was recorded on Heartland’s investment in a limited partnership. The fair value of the remaining portion of Heartland’s investment in this partnership at year-end was $80 thousand.

During 2003, total valuation adjustments on mortgage servicing rights resulted in a gain of $338 thousand, whereas, during 2002, total valuation adjustments on mortgage servicing rights resulted in a loss of $469 thousand. No valuation adjustments on mortgage servicing rights were recorded during 2001. The valuation of Heartland’s mortgage servicing rights improved during 2003 as a result of the upward movement in mortgage loan interest rates during the third quarter. The valuation of Heartland’s mortgage servicing rights declined during 2002 as a result of the continuous drop in mortgage loan interest rates. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At December 31, 2003, the remaining temporary valuation adjustment totaled $131 thousand.

Total other noninterest income was $2.5 million, $1.1 million and $900 thousand during the years 2003, 2002 and 2001, respectively. Contributing to the increases during 2003 were the following:
  Heartland purchased additional bank-owned life insurance in the amount of $8.0 million during the third quarter of 2001 and $10.0 million during the second quarter of 2003. The increase on the cash surrender value of Heartland’s bank-owned life insurance policies was $1.2 million in 2003 compared to $847 thousand in 2002 and $246 thousand in 2001.
  During the first quarter of 2003, a $178 thousand gain was realized on the sale of one parcel of repossessed real estate.

  In April of 2002, Dubuque Bank and Trust acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits applied to the 2002 tax year. Amortization of the investment in this limited liability company recorded during 2002 was $533 thousand.

NONINTEREST EXPENSE
(Dollars in thousands)
	For the years ended December 31,			% Change

	2003	2002	2001	2003/ 2002	2002/ 2001

Salaries and employee benefits	$33,113	$28,571	$25,182	16%	13%
Occupancy	3,880	3,178	3,014	22%	5%
Furniture and equipment	4,115	3,273	3,144	26%	4%
Depreciation expense on equipment under operating leases	11,353	11,555	11,805	-2%	-2%
Outside services	4,695	4,318	3,433	9%	26%
FDIC deposit insurance assessment	218	209	208	4%	0%
Advertising	2,354	1,917	1,588	23%	21%
Goodwill amortization	-	-	1,057	-	-100%
Core deposit premium amortization	404	495	615	-18%	-20%
Other noninterest expenses	7,560	7,143	6,646	6%	7%

Total noninterest expense	$67,692	$60,659	$56,692	12%	7%

Efficiency ratio[1]	69.01%	68.07%	73.42%

[1] Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

The table shows Heartland’s noninterest expense for the years indicated. Noninterest expense from continuing operations increased $7.0 million or 12% in 2003 and $4.0 million or 7% in 2002. Growth in some of these expenses began to escalate in 2003 as Heartland began to invest additional resources in growth initiatives.

Salaries and employee benefits, the largest component of noninterest expense, increased $4.5 million or 16% for the year 2003 and $3.4 million or 13% for the year 2002. This category made up more than half the total increase in noninterest expense. In addition to normal merit increases, these increases were also attributable to the opening of new branches in Santa Fe, New Mexico and Fitchburg, Wisconsin, the formation of HTLF Capital Corp. and the opening of Arizona Bank & Trust, our de novo bank in Phoenix, Arizona. The number of full-time equivalent employees employed by Heartland increased from 581 at December 31, 2001, to 606 at December 31, 2002, and 674 at December 31, 2003.

Fees for outside services increased $377 thousand or 9% during 2003 and $885 thousand or 26% during 2002. Contributing to these increases were the following:

  A consultant was engaged to assist in the implementation of an overdraft privilege feature on Heartland’s checking account products during 2001. The fee associated with these services was accrued and payable monthly during the last quarter of 2001 and throughout all of 2002 based upon the additional fees generated.
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
Advertising expense, which includes public relations expense, increased $437 thousand or 23% in 2003, primarily as a result of the expansion efforts underway, particularly the opening of branches in Mesa, Arizona; Fitchburg, Wisconsin and Santa Fe, New Mexico. During 2002, advertising expense increased $329 thousand or 21% as Dubuque Bank and Trust deposited $200 thousand into its charitable trust fund, which funds provide a pre-funded source for future charitable giving.

Additional noninterest expense categories experiencing increases during 2003 as a result of the expansion efforts mentioned above were occupancy and furniture and equipment. In the aggregate, these expenses grew by $1.5 million or 24%.

Heartland’s adoption of the provisions of FAS No. 142 on January 1, 2002, and FAS No. 147 on September 30, 2002, discontinued the amortization of $16.1 million in unamortized goodwill. The amount of amortization expense recorded during 2001 on this goodwill was $1.1 million.

INCOME TAXES

Income tax expense decreased $860 thousand or 10% for 2003 compared to an increase of $3.3 million or 57% for 2002. The discontinued operations and related gain on sale of our Eau Claire branch was responsible for $1.5 million and $184 thousand of income tax expense during 2002 and 2001, respectively. Income tax expense related to continuing operations increased $614 thousand or 8% during 2003 and 2.0 million or 36% during 2002, primarily as a result of increased pre-tax earnings on continuing operations.Heartland's effective tax rate was 31.5% for 2003, 32.3% for 2002 and 33.4% for 2001. The effective tax rate in 2001 was higher, in part, as a result of merger-related goodwill and other intangibles amortization expense recorded that was not deductible for federal income tax purposes. Tax-exempt interest income on securities and loans as a percentage of pre-tax income has varied over the past several years. Tax-exempt interest income was 16% of pre-tax income during 2003 compared to 10% during 2002 and 12% during 2001. In 2002, Dubuque Bank and Trust acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits applied to the 2002 tax year.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated.

LOAN PORTFOLIO
December 31, 2003, 2002, 2001, 2000, and 1999
(Dollars in thousands)
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial and commercial real estate	$881,821	65.27%	$743,520	63.10%	$651,479	58.73%	$550,366	52.62%	$448,991	53.53%
Residential mortgage	152,580	11.29	145,931	12.39	168,912	15.23	15,638	20.62	180,347	21.50
Agricultural and agricultural real estate	166,182	12.30	155,596	13.21	145,460	13.11	133,614	12.78	92,936	11.08
Consumer	136,806	10.13	120,853	10.26	127,874	11.53	128,685	12.30	103,608	12.35
Lease financing, net	13,621	1.01	12,308	1.04	15,570	1.40	17,590	1.68	12,886	1.54

Gross loans and leases	1,351,010	100.00%	1,178,208	100.00%	1,109,295	100.00%	1,045,893	100.00%	838,768	100.00%

Unearned discount	(1,836)		(2,161)		(3,457)		(3,397)		(3,169)
Deferred loan fees	(947)		(811)		(633)		(400)		(453)

Total loans and leases	1,348,227		1,175,236		1,105,205		1,042,096		835,146
Allowance for loan and lease losses	(18,490)		(16,091)		(14,660)		(13,592)		(10,844)

Loans and leases, net	$1,329,737		$1,159,145		$1,090,545		$1,028,504		$824,302

The table below sets forth the remaining maturities by loan and lease category.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES [1]
(Dollars in thousands)

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Commercial and commercial real estate	$316,387	$275,233	$162,347	$46,409	$81,445	$881,821
Residential mortgage	67,158	18,503	21,443	19,198	26,278	152,580
Agricultural and agricultural real estate	87,180	38,984	22,845	6,356	10,817	166,182
Consumer	30,491	49,029	13,391	9,261	34,634	136,806
Lease financing,net	4,602	8,936	0	83	0	13,621

Total	$505,818	$390,685	$220,026	$81,307	$153,174	$1,351,010

[1] Maturities based upon contractual dates

Heartland experienced growth in net loans and leases during both 2003 and 2002. This growth was $170.6 million or 15% and $68.6 million or 6% in 2002. Exclusive of the $30.0 million loans included in the sale of the Eau Claire branch, net loans and leases grew by $98.6 million or 9% during 2002. All loan categories experienced loan growth during 2003, whereas, the commercial and agricultural loan portfolios were the only categories to experience growth in 2002.

The largest growth occurred in commercial and commercial real estate loans, which increased $138.3 million or 19% during 2003 and $92.0 million or 14% during 2002. All $30.0 million of the loans included in the Eau Claire branch sale were classified as commercial and commercial real estate. Exclusive of those loans, this category of the loan portfolio grew $122.0 million or 20% in 2002. As a result of continued calling efforts, all the bank subsidiaries experienced growth in this loan category during both years, except for First Community Bank during 2002, when it experienced a slight decrease.

Agricultural and agricultural real estate loans outstanding experienced an increase of $10.6 million or 7% during 2003, the majority of which occurred at Dubuque Bank and Trust Company, Heartland’s flagship bank in Dubuque, Iowa and at New Mexico Bank & Trust’s office in Clovis, New Mexico. During 2002, agricultural and agricultural real estate loans outstanding grew $10.1 million or 7%. Over 75% of this growth occurred at Dubuque Bank and Trust Company.

Residential mortgage loans experienced an increase of $6.6 million or 5% during 2003. This increase was primarily due to management’s election to retain a portion of the fifteen-year fixed rate loans in its own portfolio. Customers have continued to refinance their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. Servicing is retained on a majority of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing our customers the excellent service they expect. During 2002, the residential mortgage loan portfolio experienced a decline of $23.0 million or 14%, as customers refinanced their mortgage loans into fifteen- and thirty-year fixed rate loans, which Heartland usually sells into the secondary market. During both years, long-term rates were at all-time lows and many customers were anxious to lock in these low rates for a longer period of time on their mortgage loans.

Consumer loans increased $16.0 million or 13% during 2003, primarily in home equity lines of credit at all the Heartland bank subsidiaries except First Community Bank. This product line was enhanced to build new customer relationships. During 2002, consumer loan outstandings declined $7.0 million or 5%, as the economy continued to weaken and consumers were provided other sources of financing, e.g., zero percent automobile financing through dealerships.

Although the risk of nonpayment for any reason exists with respect to all loans, specific risks are associated with each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower’s management and the impact of national and regional economic factors. Additionally, risks associated with commercial and agricultural real estate loans include fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those on residential real estate, are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. Heartland monitors its loan concentrations and does not believe it has adverse concentrations in any specific industry.

Heartland’s strategy with respect to the management of these types of risks, whether loan demand is weak or strong, is to encourage the Heartland banks to follow tested and prudent loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (iii) administering loan policies through a board of directors; (iv) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; and (v) ensuring that each loan is properly documented and, if appropriate, guaranteed by government agencies and that insurance coverage is adequate.

NONPERFORMING LOANS AND LEASES AND
OTHER NONPERFORMING ASSETS

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated.

NONPERFORMING ASSETS
December 31, 2003, 2002, 2001, 2000, and 1999
(Dollars in thousands)
	2003	2002	2001	2000	1999

Nonaccrual loans and leases	$5,092	$3,944	$7,269	$5,860	$1,414

Loans and leases contractually past due 90 days or more	458	541	500	523	236
Restructured loans and leases	-	-	354	357	-

Total nonperforming loans and leases	5,550	4,485	8,123	6,740	1,650
Other real estate	599	452	130	489	514
Other repossessed assets	285	279	343	219	138

Total nonperforming assets	$6,434	$5,216	$8,596	$7,448	$2,302

Nonperforming loans and leases to total loans and leases	0.41%	0.38%	0.73%	0.65%	0.20%
Nonperforming assets to total loans and leases plus repossessed property	0.48%	0.44%	0.78%	0.71%	0.28%
Nonperforming assets to total assets	0.32%	0.29%	0.52%	0.51%	0.19%

Under Heartland’s internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system, which assigns a rating on each loan and lease within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland’s credit quality figures, which compare favorably to peer data in the Bank Holding Company Performance Reports published by the Federal Reserve Board for bank holding companies with total assets of $1 to $3 billion. In this report, the peer group reported nonperforming assets to total assets of 0.63% and 0.59% for September 30, 2002, and December 31, 2001, respectively. Heartland’s ratios at December 31, 2002 and 2001, were 0.29% and 0.52%, respectively.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, were $5.6 million or .41% of total loans and leases at December 31, 2003, compared to $4.5 million or .38% of total loans and leases at December 31, 2002. This increase was attributable to a few credits and is not felt to be an indication of a trend. The year-end 2001 nonperforming loans were $8.1 million or .73% of total loans and leases. A portion of the decrease in 2002 was the result of one large credit that was partially paid off. Workout plans are in process on a majority of Heartland’s nonperforming loans and, because of the net realizable value of collateral, guarantees and other factors, anticipated losses on these credits are expected to be minimal. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of this report.

The allowance for loan and lease losses increased by $2.4 million or 15% during 2003 and $1.4 million or 10% during 2002. The allowance for loan and lease losses at December 31, 2003, was 1.37% of loans and 333% of nonperforming loans, compared to 1.37% of loans and 359% of nonperforming loans at year-end 2002. A portion of the growth in the allowance for loan and lease losses occurred as a result of the expansion of the loan portfolio during both years, particularly in the more complex commercial loan category and in the new markets Heartland entered in which Heartland had little or no previous lending experience.

The amount of net charge offs recorded by Heartland was $1.8 million during both 2003 and 2002 compared to $3.2 million during 2001. The charge offs during 2001 included one large credit on which a partial recovery was recorded during 2002. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $808 thousand or 45% of total net charge-offs during 2003 compared to $1.2 million or 66% of total net charge-offs during 2002. Losses at Citizens during 2002 related directly to the rapid growth experienced during the previous two years with expansion into the Rockford, Illinois, market. Identification of problem loans in that portfolio began to occur as the portfolio seasoned. Additionally, the weakened economy had affected the ability of borrowers to repay their consumer loans. Net losses as a percentage of average gross loans at Citizens improved to 3.69% for 2003 compared to 5.17% for 2002. Loans with payments past due for more than thirty days at Citizens also improved during 2003 decreasing to 4.82% from 5.27% of gross loans at year-end 2002.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
For the years ended December 31, 2003, 2002, 2001, 2000 and 1999
(Dollars in thousands)
	2003	2002	2001	2000	1999

Allowance at beginning of year	$16,091	$14,660	$13,592	$10,844	$7,945
Charge-offs:
Commercial and commercial real estate	499	795	1,477	407	81
Residential mortgage	108	38	32	54	-
Agricultural and agricultural real estate	6	279	463	580	8
Consumer	1,779	2,085	1,785	1,239	546
Lease financing	-	6	-	-	-

Total charge-offs	2,392	3,203	3,757	2,280	635

Recoveries:
Commercial and commercial real estate	112	836	79	97	74
Residential mortgage	2	8	-	4	12
Agricultural and agricultural real estate	29	177	108	176	6
Consumer	465	389	355	308	151
Lease financing	-	-	-	-	-

Total recoveries	608	1,410	542	585	243

Net charge-offs[1]	1,784	1,793	3,215	1,695	392
Provision for loan and lease losses from continuing operations	4,183	3,553	4,258	2,976	2,550
Provision for loan and lease losses from discontinued operations	-	(329)	25	325	76
Additions related to acquisitions	-	-	-	1,142	665

Allowance at end of period	18,490	16,091	14,660	13,592	10,844

Net charge-offs to average loans and leases	0.14%	0.16%	0.30%	0.17%	0.06%

[1] Includes net charge-offs at Citizens Finance, Heartland's consumer finance company, of $808 for 2003, $1,182 for 2002; $1,043 for 2001; $614 for 2000 and $256 for 1999.

The table below shows Heartland’s allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2003, 2002, 2001, 2000, and 1999
(Dollars in thousands)
	2003		2002		2001		2000		1999

	Amount	Loan/Lease Category to Gross Loans & Leases	Amount	Loan/Lease Category to Gross Loans & Leases	Amount	Loan/Lease Category to Gross Loans & Leases	Amount	Loan/Lease Category to Gross Loans & Leases	Amount	Loan/Lease Category to Gross Loans & Leases

Commercial and commercial real estate	$9,776	65.27%	$8,408	63.10%	$7,534	58.73%	$7,324	52.62%	$6,108	53.53%
Residential mortgage	1,224	11.29	1,328	12.39	1,192	15.23	1,004	20.62	756	21.50
Agricultural and agricultural real estate	2,926	12.30	2,239	13.21	2,214	13.11	2,377	12.78	1,016	11.08
Consumer	1,427	10.13	2,083	10.26	2,009	11.53	1,743	12.30	1,917	12.35
Lease financing	121	1.01	140	1.04	162	1.40	106	1.68	91	1.54
Unallocated	2,092		1,893		1,549		1,038		956

Total allowance for loan and lease losses	$18,490		$16,091		$14,660		$13,592		$10,844

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 22% of total assets at both year-end 2003 and 2002.

During 2003, management purchased longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities.

During 2002, management changed the composition of the securities portfolio. Additional paydowns received on mortgage-backed securities were replaced with short-term U.S. government agency securities and municipal securities. Management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. Also to improve net interest margin, management elected to reduce its fed funds and money market instruments position and invest in short-term U.S. government agency securities.

Heartland implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. At that date, all investments previously included in Heartland’s held to maturity investment portfolio were reclassified to the available for sale investment portfolio. The tables below present the composition and maturities of the securities portfolio by major category.

SECURITIES PORTFOLIO COMPOSITION
December 31, 2003, 2002 and 2001
(Dollars in thousands)
	2003		2002		2001
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio

U.S. government corporations, agencies and treasuries	$182,934	40.59%	$101,339	25.99%	$79,234	24.48%
Mortgage-backed securities	151,233	33.56	187,318	48.04	183,661	56.74
States and political subdivisions	93,210	20.68	71,391	18.31	30,948	9.56
Other securities	23,303	5.17	29,852	7.66	29,846	9.22

Total	$450,680	100.00%	$389,900	100.00%	$323,689	100.00%

SECURITIES PORTFOLIO MATURITIES
December 31, 2003 (Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations, agencies and treasuries	$13,230	4.08%	$169,704	2.96%	$-	0.00%	$-	0.00%	$182,934	3.04%
Mortgage-backed securities	81,235	4.03	34,873	4.19	6,851	5.24	28,274	4.26	151,233	4.17
States and political subdivisions [1]	1,691	6.05	7,800	6.05	28,882	6.53	54,837	7.10	93,210	6.81

Total	$96,156	4.07%	$212,377	3.27%	$35,733	6.28%	$83,111	6.13%	$427,377	4.26%

[1] Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

DEPOSITS AND BORROWED FUNDS

Total average deposits experienced an increase of $153.1 million or 12% during 2003 and $99.4 million or 9% during 2002. Total average deposits were $1.405 billion during 2003, $1.252 billion during 2002 and $1.153 billion during 2001. The Eau Claire branch sale included deposits of $6.7 million . Exclusive of those deposits, growth in average deposits was $106.1 million or 9% during 2002. Increases in total deposits occurred at all of the bank subsidiaries except for First Community Bank during both years.

All the deposit categories experienced an increase during 2003. Average demand deposit balances grew $40.5 million or 25% with growth occurring at all the banks, with the most significant occurring in the Dubuque Bank and Trust and New Mexico Bank & Trust markets. Average savings deposit account balances grew by $43.3 million or 9%, primarily in the money market products offered by all of the bank subsidiaries. Average certificate of deposit account balances grew by $69.3 million or 12% during 2003, particularly in the Riverside Community Bank and Wisconsin Community Bank markets as special promotions were conducted to build presence and to increase awareness in these markets. As long-term rates continued at all-time lows, efforts were focused at attracting customers into certificates of deposit with a maturity exceeding two years.

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

The table below sets forth the distribution of Heartland’s average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS
For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)
	2003			2002			2001

	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate	Average Balance	Percent of Deposits	Rate

Demand deposits	$204,812	14.57%	0.00%	$164,280	13.12%	0.00%	$139,870	12.14%	0.00%
Savings	532,023	37.86	0.90	488,756	39.03	1.37	427,953	37.12	2.80
Time deposits less than $100,000	527,627	37.55	3.65	474,817	37.92	4.41	441,505	38.30	5.82
Time deposits of $100,000 or more	140,834	10.02	2.64	124,321	9.93	3.62	143,429	12.44	5.74

Total deposits	$1,405,296	100.00%		$1,252,174	100.00%		$1,152,757	100.00%

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2003.

TIME DEPOSITS $100,000 AND OVER (Dollars in thousands)
December 31, 2003

3 months or less	$44,020
Over 3 months through 6 months	18,549
Over 6 months through 12 months	24,725
Over 12 months	51,821

$139,115

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At year-end 2003, short-term borrowings had increased $15.5 million or 10% from year-end 2002. The $161.4 million of short-term borrowings outstanding at year-end 2002 was consistent with the $160.7 million outstanding at year-end 2001.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances increased $13.8 million or 14% during 2003. Contrastingly, these balances declined $9.6 million during 2002 as interest rates continued at all-time low levels and some of these repurchase agreement customers elected to invest a portion of their excess funds in higher-yielding products.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. At December 31, 2003, and December 31, 2002, a total of $25.0 million was outstanding on these credit lines. Under the unsecured credit lines, Heartland could borrow up to $50.0 million. On January 31, 2004, Heartland entered into a credit agreement with the two existing unaffiliated banks and an additional unaffiliated bank, to replace the existing revolving credit lines as well as to increase availability under a revolving credit line. Under the new revolving credit line, Heartland may borrow up to $70.0 million. The additional $20.0 million credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar-sized lines currently in place at those subsidiaries.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS (Dollars in thousands)

	As of or for the years ended December 31,
	2003	2002	2001

Balance at end of period	$176,835	$161,379	$160,703
Maximum month-end amount outstanding	176,835	161,379	162,744
Average month-end amount outstanding	151,037	140,282	151,139
Weighted average interest rate at year-end	1.36%	1.59%	1.39%
Weighted average interest rate for the year	1.54%	1.96%	3.96%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $174.0 million on December 31, 2003, compared to $126.3 million on December 31, 2002. The change in these account balances primarily resulted from activity in the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 2003, had increased to $101.5 million from $72.5 million at December 31, 2002. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years. To fund a portion of the fixed-rate commercial and residential loan growth experienced, Heartland entered into three-, five- and seven-year FHLB advances.

Additionally, balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. A schedule of the offerings outstanding as of December 31, 2003, were as follows:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$25,000,000	10/18/99	9.60%	09/29/29	09/30/04
8,000,000	12/18/01	Variable	12/18/31	12/18/06
5,000,000	06/27/02	Variable	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08

$58,000,000

The following table summarizes significant contractual obligations and other commitments as of December 31, 2003:

(Dollars in thousands)		Payments Due By Period

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual obligations:
Long-term debt obligations	$173,958	$22,263	$64,163	$22,334	$65,198
Operating lease obligations	3,124	782	1,233	685	424
Purchase obligations	10,491	7,595	1,769	1,127	-
Other long-term liabilities	4,297	1,160	2,321	-	816

Total contractual obligations	$191,870	$31,800	$69,486	$24,146	$66,438

Other commitments:
Lines of credit	$403,749	$253,526	$35,830	$13,178	$101,215
Standby letters of credit	15,790	10,251	231	3,583	1,725
Other commitments:	34,500	34,500	-	-	-

Total other commitments	$454,039	$298,277	$36,061	$16,761	$102,940

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 10.29% and 12.42%, respectively, on December 31, 2003, compared to 10.65% and 11.86%, respectively, on December 31, 2002, and 9.71% and 10.89%, respectively, on December 31, 2001. At December 31, 2003, Heartland’s leverage ratio, the ratio of Tier 1 capital to total average assets, was 8.07% compared to 8.24% and 7.53% at December 31, 2002 and 2001, respectively. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 4%, respectively. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In February of 2004, Heartland announced that it had signed a definitive agreement to acquire Rocky Mountain Bancorporation, the holding company for Rocky Mountain Bank, a financial institution providing retail and commercial banking services from eight locations throughout Montana. The total purchase price upon completion, subject to obtaining stockholder and regulatory approvals, will be approximately $34.5 million and will consist of a minimum of 50% in Heartland common stock and the remaining in cash. The transaction is expected to close during the second quarter of 2004. Rocky Mountain Bancorporation had assets of $369.7 million at December 31, 2003, and revenues of $1.9 million in the latest twelve-month period ended December 31, 2003.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003. Heartland’s investment in Arizona Bank & Trust was $12.0 million, which currently reflects an ownership percentage of 86%. A portion of Arizona Bank & Trust’s common stock is still available to interested local investors. In no case will Heartland’s ownership interest be allowed to fall below 80%. All minority stockholders, both initial and subsequent, have or will enter into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor in 2008.

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

Heartland had an incentive compensation agreement with certain employees of one of our bank subsidiaries, none of whom is an executive officer of Heartland, that requires a total payment of $3.5 million to be made no later than February 29, 2004, to those who remained employed with the subsidiary on December 31, 2003. Additionally, each employee is bound by a confidentiality and non-competition agreement. On January 15, 2004, one-third of the payment was made in cash and the remaining two-thirds in stock options on Heartland’s common stock, exercisable in 2005 and 2006. The obligation was accrued over the performance period.

Heartland intends to complete a private placement offering of $25.0 million of variable rate cumulative capital securities in mid-March of 2004. The proceeds from this offering will be used for future acquisitions or the retirement of debt. Heartland anticipates that all of these securities will qualify as Tier 2 capital for regulatory purposes.

On October 10, 2003, Heartland completed an offering of $20.0 million of 8.25% cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust III, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on October 10, 2033. Heartland has the option to shorten the maturity date to a date not earlier than October 10, 2008. For regulatory purposes, $43.8 million qualified as Tier 1 capital and the remaining $14.2 million qualified as Tier 2 capital on December 31, 2003.

On June 27, 2002, Heartland completed a private placement offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. All of these securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2003.

On December 18, 2001, Heartland completed a private placement offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Statutory Trust II, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. All of these securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2003.

In October of 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary formed for the sole purpose of this offering. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used by Heartland for general corporate purposes. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. All of these securities continued to qualify as Tier 1 capital for regulatory purposes as of December 31, 2003.

The renovation and construction of a 60,000 square foot facility to accommodate the operations and support functions of Heartland are underway on property in downtown Dubuque, Iowa, across the street from Dubuque Bank and Trust’s main facility. Completion of this project is anticipated in the spring of 2004. A reduction in overall costs on this project will result from tax credits and other incentives made available on the project as it includes the rehabilitation of two historical structures and the creation of new jobs. Total costs are estimated to be $8.1 million, of which $5.6 million had already been expended at December 31, 2003.

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. The pending acquisition of Rocky Mountain Bank represents Heartland’s expansion into a new region of the United States and allows Heartland to further expand our geographic footprint. An important factor in the decision to acquire Rocky Mountain Bank was its dedication to customer relationship building at the community level, which is deeply ingrained in Heartland’s culture and one of the major factors considered when pursuing expansion opportunities. Future expenditures relating to expansion efforts are not estimable at this time.

Heartland’s capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS [1]
(Dollars in thousands)
	2003		2002		2001
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Ratios:
Tier 1 capital	$158,346	10.29%	$141,918	10.65%	$121,112	9.71%
Tier 1 capital minimum requirement	61,536	4.00%	53,298	4.00%	49,891	4.00%

Excess	$96,810	6.29%	$88,620	6.65%	$71,221	5.71%

Total capital	$191,060	12.42%	$158,010	11.86%	$135,770	10.89%
Total capital minimum requirement	123,072	8.00%	106,596	8.00%	99,782	8.00%

Excess	$67,988	4.42%	$51,414	3.86%	$35,988	2.89%

Total risk-adjusted assets	$1,538,406		$1,332,451		$1,247,274

[1] Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS[1]
(Dollars in thousands)
	December 31,
	2003		2002		2001

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Capital Ratios:
Tier 1 capital	$158,346	8.07%	$141,918	8.24%	$121,112	7.53%
Tier 1 capital minimum requirement [2]	78,464	4.00%	68,883	4.00%	64,336	4.00%

Excess	$79,882	4.07%	$73,035	4.24%	$56,776	3.53%

Average adjusted assets	$1,961,588		$1,722,077		$1,608,402

[1] The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
[2] Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

OTHER DEVELOPMENTS

At its regular board meeting held on January 20, 2004, Heartland appointed Ronald A. Larson as a director. Mr. Larson is the founder of Larson Group L.C. of Scottsdale, Arizona. He is a founding investor and director of Heartland's subsidiary bank, Arizona Bank & Trust in Mesa, Arizona, and also serves as chairman of that bank’s board of directors. Mr. Larson fills a vacancy on the board created by the retirement of Robert Woodward on December 31, 2003. Mr. Woodward served on Heartland’s board since its inception. At Heartland’s annual stockholders meeting in May, Mr. Larson will stand for election to a full term.

LIQUIDITY

Liquidity refers to Heartland’s ability to maintain a cash flow, which is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Net cash outflows from investing activities was $276.1 million during 2003, $158.0 million during 2002 and $171.1 million during 2001. Over half the growth in cash outflows from investing activities during 2003 resulted primarily from the significant loan growth experienced. During 2002, the cash outflows from investing activities had decreased in part as a result of the cash and cash equivalents received from the sale of the Eau Claire branch.

Net cash provided by financing activities was $206.9 million during 2003, $116.5 million during 2002 and $162.7 million during 2001. The increase in net cash provided by financing activities during 2003 was primarily a result of growth in deposits, the issuance of capital securities and the acquisition of long-term advances from the FHLB. The decrease in net cash provided by financing activities during 2002 was driven by the reduced amount of borrowings incurred. The FHLB advances maturing during 2002 had been replaced with fixed-rate advances during the later half of 2001 as interest rates had hit all time lows and management felt it advantageous to lock some funding at these low rates in anticipation of the maturities.

Total cash inflows from operating activities was $40.1 million during 2003, $48.9 million during 2002 and $17.3 million during 2001. The significant change from 2001 to 2002 occurred as a result of improved net income along with the additional activity in loans originated for sale.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Heartland’s short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as such, will normally fluctuate. Heartland believes these balances, on average, to be stable sources of funds; however, it intends to rely on deposit growth and additional FHLB borrowings in the future.

In the event of short-term liquidity needs, the bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland’s revolving credit agreement in effect at December 31, 2003, provided a maximum borrowing capacity of $50.0 million. The present agreement effective January 31, 2004, provides a maximum borrowing capacity of $70.0 million. As of December 31, 2003, the credit agreement provided an additional borrowing capacity of $25.0 million. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2003, Heartland was in compliance with the covenants contained in these credit agreements.

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

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment. Heartland seeks to insulate itself from interest rate volatility by ensuring that rate-sensitive assets and rate-sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland’s market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland’s assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss.

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland management team and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of Heartland’s and each of the bank subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Through the use of these tools, Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant. Management does not believe that Heartland’s primary market risk exposures and how those exposures were managed in 2003 have materially changed when compared to 2002.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of December 31, 2003, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $1.4 million as of December 31, 2003.

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

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 2003.

HEARTLAND FINANCIAL USA, INC.
Quantitative and Qualitative Disclosures about Market Risk
Table Of Market Risk Sensitive Instruments
December 31, 2003 (Dollars in thousands)
								Average	Estimated
								Interest	Fair
MATURING IN:	2004	2005	2006	2007	2008	Thereafter	TOTAL	Rate	Value

ASSETS
Fed funds sold and other short-term inv	$3,445	$-	$-	$-	$-	$-	$3,445	4.33%	$3,445
Time deposits in other financial institutions	-	-	755	377	-	-	1,132	6.67	1,132
Trading						1,073	1,073	0.44	1,073
Securities	96,156	73,905	53,454	52,138	32,880	142,147	450,680	3.85	450,680
Loans and leases:
Fixed rate loans	227,313	111,188	130,599	56,087	92,811	81,307	699,305	6.85	715,018
Variable rate loans	275,722	64,338	67,985	31,943	55,760	153,174	648,922	5.38	652,861

Loans and leases, net	503,035	175,526	198,584	88,030	148,571	234,481	1,348,227		1,367,879

Total Market Risk Sensitive Assets	$602,636	$249,431	$252,793	$140,545	$181,451	$377,701	$1,804,557		$1,824,209

LIABILITIES
Savings	$569,285	$-	$-	$-	$-	$-	$569,285	0.83%	$569,285
Time deposits
Fixed rate time certificates less than $100	196,428	126,723	57,886	93,189	42,006	6,907	523,139	3.51	531,295
Variable rate time certificates less than $100	3,268	11,396	2	-	-	-	14,666	2.38	14,666

Time deposits less than $100	199,696	138,119	57,888	93,189	42,006	6,907	537,805		545,961
Time deposits of $100 or more	87,294	28,247	4,282	8,783	10,213	296	139,115	2.51	141,488
Federal funds purchased, securities sold under repurchase agreements and other short-term borrowings	176,835						176,835	1.36	176,835
Other borrowings:
Fixed rate borrowings	22,263	23,771	40,392	1,291	21,043	52,198	160,958	5.14	202,156
Variable rate borrowings					-	13,000	13,000	4.77	13,000

Other borrowings	22,263	23,771	40,392	1,291	21,043	65,198	173,958		215,156

Total Market Risk Sensitive Liabilities	$1,055,373	$190,137	$102,562	$103,263	$73,262	$72,401	$1,596,998		$1,648,725

ITEM 8.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
	Notes	December 31, 2003	December 31, 2002

ASSETS

Cash and due from banks	4	$68,424	$61,106
Federal funds sold and other short-term investments		3,445	39,886

Cash and cash equivalents		71,869	100,992
Time deposits in other financial institutions		1,132	1,677
Securities:	5
Trading, at fair value		1,073	915

Available for sale-at fair value (cost of $441,606 for 2003 and $381,398 for 2002)		450,680	389,900
Loans and leases:	6
Held for sale		25,678	23,167
Held to maturity		1,322,549	1,152,069
Allowance for loan and lease losses	7	(18,490)	(16,091)

Loans and leases, net		1,329,737	1,159,145
Assets under operating lease		31,636	30,367
Premises, furniture and equipment, net	8	49,842	35,591
Other real estate, net		599	452
Goodwill, net		20,167	16,050
Core deposit premium and mortgage servicing rights	9	5,069	4,879
Other assets		56,562	46,011

TOTAL ASSETS		$2,018,366	$1,785,979

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:	10
Demand		$246,282	$197,516
Savings		569,286	511,979
Time		676,920	628,490

Total deposits		1,492,488	1,337,985
Short-term borrowings	11	176,835	161,379
Other borrowings	12	173,958	126,299
Accrued expenses and other liabilities		34,162	36,275

TOTAL LIABILITIES		1,877,443	1,661,938

STOCKHOLDERS' EQUITY:	16,17,18,19
Preferred stock (par value $1 per share; authorized, 184,000 shares, none issued or outstanding)		-	-

Series A Junior Participating preferred stock (par value $1 per share; authorized,		-	-
16,000 shares, none issued or outstanding)
Common stock (par value $1 per share; authorized, 16,000,000 shares at
December 31, 2003 and December 31, 2002; issued 15,261,714 and 9,905,783 shares at December 31, 2003 and December 31, 2002, respectively)		15,262	9,906
Capital surplus		20,065	16,725
Retained earnings		102,584	94,048
Accumulated other comprehensive income		4,794	4,230
Treasury stock at cost (98,211 shares at December 31, 2003 and 59,369 shares at
December 31, 2002, respectively)		(1,782)	(868)

TOTAL STOCKHOLDERS' EQUITY		140,923	124,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$2,018,366	$1,785,979

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2003	2002	2001

INTEREST INCOME:
Interest and fees on loans and leases	6	$85,936	$83,553	$89,452
Interest on securities:
Taxable		9,100	13,132	14,143
Nontaxable		3,952	2,757	1,790
Interest on federal funds sold		355	322	1,981
Interest on interest bearing deposits in other financial institutions		174	248	243

TOTAL INTEREST INCOME		99,517	100,012	107,609

INTEREST EXPENSE:
Interest on deposits	10	27,763	31,395	45,783
Interest on short-term borrowings		2,350	2,643	4,515
Interest on other borrowings		8,214	8,294	8,322

TOTAL INTEREST EXPENSE		38,327	42,332	58,620

NET INTEREST INCOME		61,190	57,680	48,989
Provision for loan and lease losses	7	4,183	3,553	4,258

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		57,007	54,127	44,731

NONINTEREST INCOME:
Service charges and fees		6,207	5,977	4,667
Trust fees		3,814	3,407	3,148
Brokerage commissions		863	658	615
Insurance commissions		703	765	807
Securities gains, net		1,823	790	1,489
Gain (loss) on trading account securities		453	(598)	(417)
Impairment loss on equity securities		(317)	(267)	(773)
Rental income on operating leases		13,807	14,602	15,446
Gains on sale of loans		6,339	4,656	2,738
Valuation adjustment on mortgage servicing rights		338	(469)	-
Other noninterest income		2,511	1,124	900

TOTAL NONINTEREST INCOME		36,541	30,645	28,620

NONINTEREST EXPENSES:
Salaries and employee benefits	15	33,113	28,571	25,182
Occupancy	16	3,880	3,178	3,014
Furniture and equipment		4,115	3,273	3,144
Depreciation on equipment under operating leases		11,353	11,555	11,805
Outside services		4,695	4,318	3,433
FDIC deposit insurance assessment		218	209	208
Advertising		2,354	1,917	1,588
Goodwill amortization		-	-	1,057
Core deposit premium amortization		404	495	615
Other noninterest expenses		7,560	7,143	6,646

TOTAL NONINTEREST EXPENSES		67,692	60,659	56,692

INCOME BEFORE INCOME TAXES		25,856	24,113	16,659
Income taxes	14	8,137	7,523	5,530

INCOME FROM CONTINUING OPERATIONS		17,719	16,590	11,129
Discontinued operations
Income from operation of discontinued branch (including gain on sale of $2,602)		-	3,751	469
Income taxes		-	1,474	184

Income on discontinued operation		-	2,277	285

NET INCOME		$17,719	$18,867	$11,414

EARNINGS PER COMMON SHARE - BASIC		$1.18	$1.28	$0.79

EARNINGS PER COMMON SHARE - DILUTED		$1.16	$1.28	$0.79

CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.27	$0.27	$0.27

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)
	2003	2002	2001

Cash Flows From Operating Activities:
Net income	$17,719	$18,867	$11,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,543	15,203	16,616
Provision for loan and lease losses	4,183	3,553	4,283
Provision for income taxes less than (in excess of) payments	716	1,996	(635)
Net amortization of premium on securities	7,580	4,420	1,285
Securities gains, net	(1,823)	(790)	(1,489)
(Increase) decrease in trading account securities	(158)	613	(1,528)
Loss on impairment of equity securities	317	267	773
Loans originated for sale	(434,851)	(278,650)	(207,332)
Proceeds on sales of loans	438,679	287,106	201,565
Net gain on sales of loans	(6,339)	(4,656)	(2,738)
Increase (decrease) in accrued interest receivable	(104)	235	1,603
Increase (decrease) in accrued interest payable	468	491	(1,597)
Other, net	(1,805)	199	(4,923)

Net cash provided by operating activities	40,125	48,854	17,297

Cash Flows From Investing Activities:
Purchase of time deposits	(95)	(1,068)	-
Proceeds on maturities of time deposits	700	3	959
Proceeds from the sale of securities available for sale	81,545	47,086	65,010
Proceeds from the maturity of and principal paydowns on securities available for sale	188,529	151,099	109,436
Purchase of securities available for sale	(334,944)	(263,566)	(267,354)
Net increase in loans and leases	(171,795)	(109,282)	(55,118)
Purchase of bank-owned life insurance policies	(10,000)	-	(8,568)
Increase in assets under operating leases	(12,622)	(6,495)	(11,663)
Capital expenditures	(18,677)	(7,398)	(4,602)
Cash and cash equivalents received for sale of operation	-	30,469	-
Proceeds on sale of OREO and other repossessed assets	1,249	1,192	790

Net cash used by investing activities	(276,110)	(157,960)	(171,110)

Cash Flows from Financing Activities:
Net increase in demand deposits and and savings accounts	106,073	58,758	111,338
Net increase (decrease) in time deposit accounts	48,430	77,802	(7,492)
Net increase in short-term borrowings	15,456	676	20,794
Proceeds from other borrowings	52,750	7,840	69,381
Repayments of other borrowings	(5,091)	(25,330)	(28,448)
Purchase of treasury stock	(7,999)	(1,348)	(1,026)
Proceeds from sale of common stock	1,339	2,076	1,689
Dividends	(4,096)	(3,926)	(3,560)

Net cash provided by financing activities	206,862	116,548	162,676

Net increase (decrease) in cash and cash equivalents	(29,123)	7,442	8,863
Cash and cash equivalents at beginning of year	100,992	93,550	84,687

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,869	$100,992	$93,550

Supplemental disclosures:
Cash paid for income/franchise taxes	$7,795	$6,648	$6,365
Cash paid for interest	$38,694	$41,841	$61,790
Securities held to maturity transferred to securities available for sale	$-	$-	$2,154

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2003, 2002 and 2001 (Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at January 1, 2001	$9,906	$18,812	$71,253	$1,301	$(5,126)	$96,146
Net Income-2001			11,414			11,414
Unrealized gain on securities available for sale				3,796		3,796
Unrealized gain (loss) on derivatives arising during the period net of reclassification of $46				350		350
Reclassification adjustment for net security gains realized in net income				(716)		(716)
Income taxes				(1,166)		(1,166)

Comprehensive income						13,678
Cash dividends declared:
Common, $.25 per share			(3,560)			(3,560)
Purchase of 118,884 shares of common stock					(1,026)	(1,026)
Sale of 211,197 shares of common stock		(696)			2,548	1,852

Balance at December 31, 2001	$9,906	$18,116	$79,107	$3,565	$(3,604)	$107,090
Net Income-2002			18,867			18,867
Unrealized gain on securities available for sale				3,630		3,630
Unrealized gain (loss) on derivatives arising during the period, net of reclassification of $667				(2,100)		(2,100)
Reclassification adjustment for net security gains realized in net income				(523)		(523)
Income taxes				(342)		(342)

Comprehensive income						19,532
Cash dividends declared:
Common, $.27 per share			(3,926)			(3,926)
Purchase of 143,314 shares of common stock					(1,348)	(1,348)
Sale of 393,307 shares of common stock		(1,391)			4,084	2,693

Balance at December 31, 2002	$9,906	$16,725	$94,048	$4,230	$(868)	$124,041
Net Income-2003			17,719			17,719
Unrealized gain on securities available for sale				2,153		2,153
Unrealized gain (loss) on derivatives arising during the period, net of reclassification of $123				208		208
Reclassification adjustment for net security gains realized in net income				(1,506)		(1,506)
Income taxes				(291)		(291)

Comprehensive income						18,283
Cash dividends declared:
Common, $.27 per share			(4,096)			(4,096)
Three-for-two stock split	5,087		(5,087)
Purchase of 427,344 shares of common stock					(7,999)	(7,999)
Issuance of 821,226 shares of common stock	269	3,340			7,085	10,694

Balance at December 31, 2003	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices serving communities in and around Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; and Maricopa County in Arizona. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial, commercial real estate, and residential real estate.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; First Community Bank; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Citizens Finance Co.; ULTEA, Inc.; DB&T Insurance, Inc.; DB&T Community Development Corp.; DBT Investment Corporation; WCB Mortgage LLC; Heartland Community Development, Inc.; Heartland Capital Trust I; Heartland Capital Trust II; Heartland Financial Statutory Trust II; and Heartland Financial Statutory Trust III. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was an 86% owner on December 31, 2003 and WCB Mortgage, LLC, of which Heartland was a 55% owner on December 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Trading Securities – Trading securities represent those securities Heartland intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income. During the first quarter of 2001, Heartland began purchasing securities, on a limited basis, with the intent of actively trading those securities.

Securities Available for Sale-Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Such securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Gains or losses from the sale of available for sale securities are determined based upon the adjusted cost of the specific security sold. Unrealized losses judged to be other than temporary are charged to operations for both securities available for sale and securities held to maturity.

Securities Held to Maturity-Securities that Heartland has the ability and positive intent to hold to maturity are classified as held to maturity. Such securities are stated at amortized cost, adjusted for premiums and discounts that are amortized/accreted using the interest method over the period from the purchase date to the maturity date of the related security.

Loans and Leases - Interest on loans is accrued and credited to income based primarily on the principal balance outstanding. Income from leases is recorded in decreasing amounts over the term of the contract resulting in a level rate of return on the lease investment. The policy of Heartland is to discontinue the accrual of interest income on any loan or lease when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan and lease losses. Nonaccrual loans and leases are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of interest and principal.

Under Heartland’s credit policies, all nonaccrual and restructured loans are defined as impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

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

Intangible Assets – Intangible assets consist of goodwill, core deposit premiums and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. On July 1, 2001, Heartland adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. Effective January 1, 2002, all goodwill amortization was discontinued. Heartland assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value.

Core deposit premiums are amortized over ten years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized. The values of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. A valuation allowance of $131 thousand was required as of December 31, 2003, and a valuation allowance of $469 thousand was required as of December 31, 2002.

The following table summarizes the changes in capitalized mortgage servicing rights:

(Dollars in thousands)
	2003	2002

Balance, beginning of year	$2,443	$1,174
Originations	2,546	2,499
Amortization	(2,290)	(761)
Valuation adjustment	338	(469)

Balance, end of year	$3,037	$2,443

Mortgage loans serviced for others were $539.1 and $395.1 million as of December 31, 2003 and 2002, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $2.5 and $1.8 million as of December 31, 2003 and 2002, respectively.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 are shown in the table below:

(Dollars in thousands)
	2003	2002	2001

Income from continuing operations	$17,719	$16,590	$11,129
Discontinued operations:
Income from operations of discontinued branch (including gain on sale of $2,602)	-	3,751	469
Income taxes	-	1,474	184

Income from discontinued operations	-	2,277	285

Net income	$17,719	$18,867	$11,414

Weighted average common shares outstanding for basic earnings per share[1]	14,984	14,688	14,403
Assumed incremental common shares issud upon exercise of stock options[1]	274	96	155

Weighted average common shares for diluted earnings per share[1]	15,258	14,784	14,558

Earnings per common share-basic	$1.18	$1.28	$0.79
Earnings per common share-diluted	$1.16	$1.28	$0.78
Adjusted earnings per share from continuing operations-basic[2]	$1.18	$1.13	$0.77
Adjusted earnings per share from continuing operations-diluted[2]	$1.16	$1.12	$0.76
Earnings per common share-basic[3]	$1.18	$1.28	$0.87
Earnings per common share-diluted[3]	$1.16	$1.28	$0.85
Adjusted earnings per share from continuing operations-basic[4]	$1.18	$1.13	$0.85
Adjusted earnings per share from continuing operations-diluted[4]	$1.16	$1.12	$0.84

1 In thousands.
[2] Excludes the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.
[3] Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002.
[4] Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002, and the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

Effect of New Financial Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which addresses the recognition and measurement of obligations with the retirement of tangible long-lived assets. FAS 143 was effective January 1, 2003, with early adoption permitted. Heartland adopted FAS 143 effective January 1, 2003, and the adoption of the Statement did not have a material effect on the financial statements.

In August 2001, the FASB issued Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Bulletin (APB) Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike FAS 121, an impairment assessment under FAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FAS 142. Heartland adopted FAS 144 effective January 1, 2002, and applied FAS 144 to the sale of Wisconsin Community Bank’s branch in Eau Claire, Wisconsin.

In June 2002, the FASB issued Statement No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting of costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of the commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Heartland adopted FAS 146 on January 1, 2003 and the adoption of the Statement did not have a material effect on the financial statements.

In October 2002, the FASB issued Statement No. 147 (FAS 147), "Acquisitions of Certain Financial Institutions," which amends Statement No. 72 (FAS 72), "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and no longer requires the separate recognition and subsequent amortization of goodwill. FAS 147 also amends FAS 144 to include in its scope core deposit intangibles. Heartland adopted FAS 147 on September 30, 2002. As of December 31, 2003 and December 31, 2002, Heartland had unamortized goodwill in the amount of $20.2 and $16.1 million, respectively, and unamortized core deposit premiums in the amount of $2.0 and $2.4 million, respectively. On June 30, 2003, Heartland completed the buyout of all minority stockholders of New Mexico Bank & Trust as agreed upon during its formation in 1998. This transaction resulted in a $4.1 million increase in goodwill. Amortization expense related to goodwill was $1.1 million for the year ended December 31, 2001. Amortization expense related to core deposit intangible assets was $404, $495 and $615 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

The table below reconciles reported earnings for the years ended December 31, 2003, 2002 and 2001, to "adjusted" earnings, which exclude goodwill amortization.

ADJUSTED EARNINGS SCHEDULE
(Dollars in thousands, except per share data)
	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001

	Reported Earnings	Reported Earnings	Reported Earnings	Goodwill Amortization	"Adjusted" Earnings

Income from continuing operations before income taxes	$25,856	$24,113	$16,659	$1,057	$17,716
Income taxes	8,137	7,523	5,530	-	5,530

Income from continuing operations	$17,719	$16,590	$11,129	$1,057	$12,186

Net income	$17,719	$18,867	$11,414	$1,057	$12,471

Earnings per share before effect of change in accounting principle	$1.18	$1.13	$0.77	$0.07	$0.85

Earnings per common share	$1.18	$1.28	$0.79	$0.07	$0.87

Earnings per share-diluted before effect of change in accounting principle	$1.16	$1.12	$0.76	$0.07	$0.84

Earnings per share-diluted	$1.16	$1.28	$0.78	$0.07	$0.85

In November of 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Heartland adopted FIN 45 effective January 1, 2003, and the adoption of FIN 45 did not have a material effect on the financial statements.

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method used on reported results. FAS 148 was effective for financial statements for fiscal years ending after December 15, 2002. Heartland adopted the disclosure provisions of FAS 148 in 2002.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities," which replaced FIN 46. Heartland adopted the disclosure provisions of FIN 46 effective December 31, 2002. On February 1, 2003, Heartland adopted the recognition and measurement of provisions of FIN 46 for variable interest entities (VIE's) formed after January 31, 2003, and, on December 31, 2003, Heartland adopted FIN 46R. Heartland has no newly formed variable interest entities subject to the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material effect on the consolidated financial statements of Heartland.

In April 2003, the FASB issued Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends FAS 133, "Accounting for Derivative Instruments and Hedging Activities," for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with the implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of "an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors," the meaning of "underlying" and the characteristics of a derivative that contains financing components. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Heartland adopted FAS 149 on July 1, 2003, and such adoption did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in FAS 150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent’s financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on Heartland’s financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a significant impact on Heartland’s financial condition or results of operations.

Stock-Based Compensation - Heartland applies APB Opinion No. 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options has been recognized in the financial statements. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 148, Heartland’s net income would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except earnings per share data)
	2003	2002	2001

Net income as reported	$17,719	$18,867	$11,414
Pro forma	17,503	18,619	11,112

Earnings per share-basic as reported	$1.18	$1.28	$.79
Pro forma	1.17	1.27	.77
Earnings per share-diluted as reported	$1.16	$1.28	$.78
Pro forma	1.15	1.26	.76

Pro forma net income only reflects options granted in the years from 1996 through 2003. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options’ vesting period, and compensation cost for options granted prior to January 1, 1996, is not considered.

Stock Split - The Heartland board of directors declared a three-for-two stock split payable December 29, 2003, effected in the form of a stock dividend. All related information, including earnings per share, has been restated to reflect this transaction.

Reclassifications - Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements.

TWO
DISCONTINUED OPERATIONS

On December 15, 2002, Heartland sold the assets and liabilities of its Eau Claire, Wisconsin branch of Wisconsin Community Bank due to the fact that the branch did not achieve critical mass in the marketplace. The sale allowed Heartland to redirect assets to markets where they can be more productively and profitably employed. Loans sold totaled $34.3 million and deposits assumed by the buyer totaled $6.7 million. As part of the sale agreement, Wisconsin Community Bank subsequently purchased loans of $4.3 million from the buyer. Prior to the application of the direct costs of $133 thousand, the transaction resulted in a gain on sale of $1.6 million, net of tax. These amounts are included in the line item, "Income from operation of discontinued branch." The branch’s pretax profit or loss, for the periods presented, is also reflected in this line item. Additionally, included in this line item are $1.2 million and $906 thousand of net interest income for the branch for the years ended December 31, 2002 and 2001, respectively.

THREE
ACQUISITIONS

Heartland regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In February of 2004, Heartland announced that it had signed a definitive agreement to acquire Rocky Mountain Bancorporation, the holding company for Rocky Mountain Bank, a financial institution providing retail and commercial banking services from eight locations throughout Montana. The total purchase price upon completion, subject to obtaining stockholder and regulatory approvals, will be approximately $34.5 million, and will consist of a minimum of 50% in Heartland common stock and the remainder in cash. The transaction is expected to close during the second quarter of 2004. Rocky Mountain Bancorporation had assets of $369.7 million at December 31, 2003, and revenues of $1.9 million in the latest twelve-month period ended December 31, 2003.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. Arizona Bank & Trust opened on August 18, 2003, and Heartland funded the $12.0 million initial investment through use of its revolving credit line.

FOUR
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 2003 and 2002 were $5.6 and $5.2 million respectively.

FIVE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2003 and 2002, are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2003
Securities available for sale:
U.S. government corporations, agencies and treasuries	$182,078	$1,247	$(391)	$182,934
Mortgage-backed securities	149,431	2,047	(245)	151,233
Obligations of states and political subdivisions	87,299	6,007	(96)	93,210

Total debt securities	418,808	9,301	(732)	427,377
Equity securities	22,798	558	(53)	23,303

Total	$441,606	$9,859	$(785)	$450,680

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2002
Securities available for sale:
U.S. government corporations, agencies and treasuries	$98,088	$3,251	$-	$101,339
Mortgage-backed securities	185,216	2,353	(251)	187,318
Obligations of states and political subdivisions	67,810	3,648	(67)	71,391

Total debt securities	351,114	9,252	(318)	360,048
Equity securities	30,284	157	(589)	29,852

Total	$381,398	$9,409	$(907)	$389,900

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2003, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value

Securities available for sale:
Due in 1 year or less	$94,739	$96,156
Due in 1 to 5 years	210,903	212,377
Due in 5 to 10 years	33,737	35,733
Due after 10 years	79,429	83,111

Total	$418,808	$427,377

As of December 31, 2003, securities with a fair value of $222.2 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 2003, 2002 and 2001, are summarized as follows:

(Dollars in thousands)
	2003	2002	2001

Securities sold:
Proceeds from sales	$81,545	$46,796	$65,010
Gross security gains	1,990	941	2,233
Gross security losses	167	151	744

During the years ended December 31, 2003, 2002 and 2001 Heartland incurred other than temporary impairment losses of $317, $267 and $773 thousand on equity securities available for sale.

The following table summarizes the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2003. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2003. The only investment held by Heartland as of December 31, 2003, that had unrealized losses for a period greater than 12 months was one equity security which had a fair market value at December 31, 2003, that was at 91% of its initial cost to Heartland. The fair market value on total debt securities temporarily impaired as of December 31, 2003, was no less than 94% of Heartland’s cost to acquire these securities. In the case of the equity securities temporarily impaired for a period of less than twelve months, the fair market value of these two common stock holdings was no less than 81% of Heartland’s cost to acquire that common stock.

UNREALIZED LOSSES ON SECURITIES
December 31, 2003
	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government corporations, agencies and treasuries	$76,610	$391	-	-	$76,610	$391
Mortgage-backed securities	24,696	245	-	-	24,696	245
Obligations of states and political subdivisions	6,150	96	-	-	6,150	96

Total debt securities	107,456	732	-	-	107,456	732
Equity securities	226	43	117	10	343	53

Total temporarily impaird securities	$107,682	$775	$117	$10	$107,799	$785

SIX
LOANS AND LEASES

Loans and leases as of December 31, 2003 and 2002, were as follows:

(Dollars in thousands)
	2003	2002

Commercial and commercial real estate	$881,821	$743,520
Residential mortgage	152,580	145,931
Agricultural and agricultural real estate	166,182	155,596
Consumer	136,806	120,853

Loans, gross	1,337,389	1,165,900
Unearned discount	(1,836)	(2,161)
Deferred loan fees	(947)	(811)

Loans, net	1,334,606	1,162,928

Direct financing leases:
Gross rents receivable	11,020	9,765
Estimated residual value	4,217	4,336
Unearned income	(1,616)	(1,793)

Direct financing leases, net	13,621	12,308

Allowance for loan and lease losses	(18,490)	(16,091)

Loans and leases, net	$1,329,737	$1,159,145

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2003, were as follows: $5.2 million for 2004, $4.1 million for 2005, $2.3 million for 2006, $2.0 million for 2007 and $1.6 million thereafter.

As Dubuque Bank and Trust Company is the largest subsidiary of Heartland, the majority of the loan portfolio is concentrated in northeast Iowa, northwest Illinois and southwest Wisconsin.

Loans and leases on a nonaccrual status amounted to $5.1 and $3.9 million at December 31, 2003 and 2002, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $879 and $774 thousand, respectively. All nonaccrual loans were subject to a related allowance at December 31, 2003, and December 31, 2002, as Heartland’s allowance adequacy methodology identifies a specific allocation for each credit. The average balances of nonaccrual loans for the years ended December 31, 2003, 2002 and 2001 were $4.3, $6.3 and $7.0 million, respectively. For the years ended December 31, 2003, 2002 and 2001, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $475, $272 and $557 thousand respectively, and interest income actually recorded amounted to approximately $46, $57 and $188 thousand, respectively.

Loans and leases on a restructured status amounted to $0 at December 31, 2003 and 2002. The allowance for loan and lease losses related to these nonaccrual loans was $0 for the same periods. The average balances of restructured loans for the years ended December 31, 2003, 2002 and 2001 were $0, $119 and $355 thousand, respectively. For the years ended December 31, 2003, 2002 and 2001, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $0, $9 and $32 thousand, respectively, and interest income actually recorded amounted to approximately $0, $9 and $9 thousand, respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended December 31, 2003 and 2002 were as follows:

(Dollars in thousands)
	2003	2002

Balance at beginning of year	$31,941	$26,912
Advances	10,638	24,357
Repayments	(11,646)	(19,328)

Balance, end of year	$30,933	$31,941

SEVEN
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2003, 2002 and 2001, were as follows:

(Dollars in thousands)
	2003	2002	2001

Balance at beginning of year	$16,091	$14,660	$13,592
Provision for loan and lease losses from continuing operations	4,183	3,553	4,258
Provision for loan and lease losses from discontinued operations	-	(329)	25
Recoveries on loans and leases previously charged off	608	1,410	542
Loans and leases charged off	(2,392)	(3,203)	(3,757)

Balance at end of year	$18,490	$16,091	$14,660

EIGHT
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2003 and 2002, were as follows:

(Dollars in thousands)
	2003	2002

Land and land improvements	$7,669	$6,610
Buildings and building improvements	39,185	29,899
Furniture and equipment	26,849	20,960

Total	73,703	57,469
Less accumulated depreciation	(23,861)	(21,878)

Premises, furniture and equipment, net	$49,842	$35,591

Depreciation expense on premises, furniture and equipment was $3.5, $2.8, and $2.7 million for 2003, 2002, and 2001, respectively.

NINE
INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2003 and 2002 are presented in the tables below.

(Dollars in thousands)	December 31, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Core deposit intangibles	$4,492	$2,460	$4,492	$2,056
Mortgage servicing rights	3,712	675	3,346	903

Total	$8,204	$3,135	$7,838	$2,959

Unamortized intangible assets		$5,069		$4,879

The following table shows the estimated future amortized intangible assets:

(Dollars in thousands)
	Core Deposit Intangibles	Mortgage Servicing Rights	Total

Year ended
2004	$353	$1,092	$1,445
2005	353	555	908
2006	353	463	816
2007	353	370	723
2008	353	278	631

TEN
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 2003 and 2002, were $139.1 and $126.2 million, respectively. At December 31, 2003, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)
2003

2004	$286,990
2005	166,367
2006	62,169
2007	101,972
2008	52,219
Thereafter	7,203

$676,920

Interest expense on deposits for the years ended December 31, 2003, 2002 and 2001, was as follows:

(Dollars in thousands)
	2003	2002	2001

Savings and money market accounts	$4,798	$6,530	$11,858
Time certificates of deposit in denominations of $100,000 or more	3,720	4,505	8,220
Other time deposits	19,245	20,360	25,705

Interest expense on deposits	$27,763	$31,395	$45,783

ELEVEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2003 and 2002, were as follows:

(Dollars in thousands)
	2003	2002

Securities sold under agreements to repurchase	$112,827	$99,004
Federal funds purchased	32,050	28,325
U.S. Treasury demand note	4,946	6,550
Citizens short-term notes	2,012	2,500
Notes payable to unaffiliated banks	25,000	25,000

Total	$176,835	$161,379

On September 28, 2000, Heartland entered into a credit agreement with two unaffiliated banks to replace an existing term credit line, as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $50.0 million at any one time. At December 31, 2003 and December 31, 2002, $25.0 million was outstanding on the revolving credit lines. The additional credit line was established primarily to provide additional working capital to the nonbanking subsidiaries and to meet general corporate commitments.

All repurchase agreements as of December 31, 2003 and 2002, were due within six months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2003, 2002 and 2001, were as follows:

(Dollars in thousands)
	2003	2002	2001

Maximum month-end balance	$176,835	$161,379	$162,744
Average month-end balance	151,037	140,282	151,139
Weighted average interest rate for the year	1.54%	1.96%	3.96%
Weighted average interest rate at year-end	1.36%	1.59%	1.39%

TWELVE
OTHER BORROWINGS

Other borrowings at December 31, 2003 and 2002, were as follows:

(Dollars in thousands)
	2003	2002

Advances from the FHLB; weighted average maturity dates at December 31, 2003 and 2002 were August 2006 and February 2005, respectively; and weighted average interest rates were 4.29% and 5.04%, respectively	$101,476	$72,481
Notes payable on leased assets with interest rates varying from 2.36% to 8.52%	13,063	14,245
Trust preferred securities	58,000	38,000
Contracts payable to previous stockholders of National Bancshares, Inc. for acquisition due over a three- or five-year schedule at 7.00% through January 2004	627	1,255
Community Development Block Grant Loan Program with the City of Dubuque at 3.00% due April 2013	500	-
Contracts payable for purchase of real estate	292	318

Total	$173,958	$126,299

The Heartland banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, or Dallas. The advances from the FHLB are collateralized by the banks’ investment in FHLB stock of $13.0 and $26.7 million at December 31, 2003 and 2002, respectively. Additional collateral is provided by the banks’ one-to-four unit residential mortgages, commercial and agricultural mortgages and securities pledged totaling $461.5 million at December 31, 2003 and $195.8 million at December 31, 2002.

On October 10, 2003, Heartland completed an offering of $20.0 million of 8.25% fixed rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust III. The proceeds from the offering were used by Heartland Statutory Trust III to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on October 10, 2033. Heartland has the option to shorten the maturity date to a date not earlier than October 10, 2008. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $223 thousand as of December 31, 2003. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On June 27, 2002, Heartland completed an offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $158 thousand as of December 31, 2003. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On December 18, 2001, Heartland completed an offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust II. The proceeds from the offering were used by Heartland Statutory Trust II to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes, including the repayment of $8.0 million of indebtedness on the revolving credit lines. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $229 thousand as of December 31, 2003. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On October 21, 1999, Heartland completed an offering of $25.0 million of 9.60% cumulative capital securities representing undivided beneficial interests in Heartland Capital Trust I, a special purpose trust subsidiary of Heartland formed for the sole purpose of this offering. The proceeds from the offering were used by Heartland Capital Trust I to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on September 30, 2029. Heartland has the option to shorten the maturity date to a date not earlier than September 30, 2004. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $988 thousand as of December 31, 2003. The deferred costs are amortized on a straight-line basis over the life of the debentures.

For regulatory purposes, $43.8 million of the capital securities qualified as Tier 1 capital as of December 31, 2003, and all of the capital securities qualified as Tier 1 capital as of December 31, 2002.

Future payments at December 31, 2003, for all other borrowings were as follows:

(Dollars in thousands)

2004	$22,263
2005	23,771
2006	40,392
2007	1,291
2008	21,043
Thereafter	65,198

$173,958

THIRTEEN
DERIVATIVE FINANCIAL INSTRUMENTS

Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of the variable interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract. This risk is minimized by entering into the contract with a large, stable financial institution.

As of December 31, 2003, Heartland had an interest rate swap contract to pay a fixed interest rate of 4.35% and receive a variable interest rate of 1.52% based on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability of $1.4 million as of December 31, 2003.

There was no ineffectiveness recognized on this interest rate swap during the year. All components of the derivative instrument’s gain or loss were included in the assessment of hedge effectiveness. For the period ended December 31, 2003, there were no cash flow hedges discontinued related to forecasted transactions that are probable of not occurring.

As of December 31, 2003, $889 thousand of deferred net expense on derivative instruments included in other comprehensive income are expected to be reclassified to net income during the next twelve months.

FOURTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2003, 2002 and 2001, were as follows:

(Dollars in thousands)
	Current	Deferred	Total

2003:
Federal	$4,200	$2,467	$6,667
State	1,472	(2)	1,470

Total	$5,672	$2,465	$8,137

2002:
Federal	$6,591	$967	$7,558
State	1,156	283	1,439

Total	$7,747	$1,250	$8,997

2001:
Federal	$5,310	$(540)	$4,770
State	1,037	(93)	944

Total	$6,347	$(633)	$5,714

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets. Based upon Heartland’s level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax assets and liabilities for the years ended December 31, 2003 and 2002, were as follows:

(Dollars in thousands)
	2003	2002

Deferred tax assets :
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$529		$653
Securities	-		112
Allowance for loan and lease losses	6,742		5,798
Deferred compensation	1,601		1,427
Organization and acquisitions costs	556		265
Net operating loss carryforwards	330		608
Other	8		52

Gross deferred tax assets	$9,766	$	$ 8,915

Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	$(3,391)		$(3,175)
Securities	(269)		-
Premises, furniture and equipment	(8,413)		(6,085)
Lease financing	(3,197)		(2,627)
Tax bad debt reserves	(517)		(549)
Purchase accounting	(965)		(954)
Prepaid expenses	(354)		(309)
Mortgage servicing rights	(1,133)		(911)
Other	(157)		(130)

Gross deferred tax liabilities	$(18,396)		$(14,740)

Net deferred tax liability	$(8,630)		$(5,825)

The actual income tax expense differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% for 2003, 2002 and 2001, to income before income taxes) as follows:

(Dollars in thousands)
	2003	2002	2001

Computed "expected" amount	$9,050	$9,752	$5,995
Increase (decrease) resulting from:
Nontaxable interest income	(1,360)	(944)	(610)
State income taxes, net of federal tax benefit	954	935	614
Goodwill and other intangibles not deductible	64	78	270
Graduated income tax rates	-	-	(36)
Tax credits	(442)	(792)	(440)
Other	(129)	(32)	(79)

Income taxes	$8,137	$8,997	$5,714

Effective tax rates	31.5%	32.3%	33.4%

Heartland has investments in certain low-income housing projects totaling $4.5 million as of December 31, 2003 and 2002, which are included in other assets in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately $440 thousand per year through 2005. In April of 2002, a 99.9% ownership in a limited liability company was acquired that provided $389 thousand historic rehabilitation credits for the 2002 tax year.

FIFTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $1.9 million, $1.7 million, and $761 thousand for 2003, 2002, and 2001, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $325, $294, and $275 thousand for 2003, 2002, and 2001, respectively.

On January 1, 2002, Heartland merged its non-contributory, defined contribution pension plan into the retirement plan covering substantially all employees. Annual contributions were based upon 5% of qualified compensation as defined in the plan. Costs charged to operating expense were $761 thousand for 2001.

SIXTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2003, for all non-cancelable leases were as follows:

(Dollars in thousands)

2004	$782
2005	687
2006	546
2007	385
2008	300
Thereafter	424

$3,124

Rental expense for premises and equipment leased under operating leases was $1.1 million, $700 thousand, and $707 thousand for 2003, 2002, and 2001, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2003 and 2002, commitments to extend credit aggregated $403.7 and $391.1 million, and standby letters of credit aggregated $15.8 and $11.8 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2003 and 2002, Heartland had commitments to sell residential real estate loans totaling $8.3 and $56.7 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

SEVENTEEN
STOCK PLANS

On May 21, 2003, the Heartland 2003 Stock Option Plan was adopted, replacing the 1993 Heartland Stock Option Plan. The 2003 Stock Option Plan is administered by the Nominating and Compensation Committee ("Compensation Committee") of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the 2003 Stock Option Plan, 900,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the 2003 Stock Option Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Compensation Committee, but the exercise price for the incentive stock options may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2003, there were 900,000 shares available for issuance under the 2003 Stock Option Plan. At December 31, 2002, there were 201,467 shares available for issuance under the 1993 Stock Option Plan.

Under the 2003 Stock Option Plan, stock appreciation rights ("SARS") may also be granted alone or in tandem with or with reference to a related stock option, in which event the grantee, at the exercise date, has the option to exercise the option or the SARS, but not both. SARS entitle the holder to receive in cash or stock, as determined by the Compensation Committee, an amount per share equal to the excess of the fair market value of the stock on the date of exercise over the fair market value at the date the SARS or related options were granted. SARS may be exercisable for up to ten years after the date of grant. No SARS have been granted under the 2003 Stock Option Plan or the 1993 Stock Option Plan.

A summary of the status of the 1993 Stock Option Plan as of December 31, 2003, 2002 and 2001, and changes during the years ended follows:

	Shares (000)	2003 Weighted- Average Exercise Price	Shares (000)	2002 Weighted-Average Exercise Price	Shares (000)	2001 Weighted-Average Exercise Price

Outstanding at beginning of year	918	$9	1,263	$8	1,197	$8
Granted	110	12	72	9	68	9
Exercised	(188)	6	(345)	6	-	-
Forfeited	(8)	9	(72)	6	(2)	12

Outstanding at end of year	832	$10	918	$9	1,263	$8

Options exercisable at end of year	499	$10	549	$8	1,175	$6
Weighted-average fair value of options granted during the year	$4.08		$2.57		$3.00

No options have been granted under the 2003 Stock Option Plan as of December 31, 2003. As of December 31, 2003 and 2002, options outstanding under the 1993 Stock Option Plan had exercise prices ranging from $6 to $12 per share and a weighted-average remaining contractual life of 5.25 and 5.22 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:

	2003	2002	2001

Risk-free interest rate	4.01%	4.88%	5.36%
Expected option life	10 years	10 years	10 years
Expected volatility	17.69%	15.35%	16.03%
Expected dividends	2.25%	3.03%	2.77%

In 2001, Heartland adopted a Director Short-Term Incentive Plan. Under the Director Short-Term Incentive Plan, the aggregate number of shares that could be obtained by the directors was set at 225,000. The exercise price of stock options granted was established by the Compensation Committee at the fair market value of the shares on the date that the options were granted. Each director was eligible to receive non-qualified options to acquire up to no more than 11,250 shares. Under the Director Short-Term Incentive Plan, 190,597 shares were issued, and under the terms of the Director Short-Term Incentive Plan, all remaining shares were considered to be forfeited at December 31, 2001.

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 600,000 shares is available for sale under the ESPP. For the years ended December 31, 2003 and 2002, Heartland approved a price of 100% of fair market value as determined by averaging the closing price of the last five trading days in 2002 and 2001, respectively. At December 31, 2003 and 2002, respectively, 48,895 and 35,626 shares were purchased under the ESPP at no charge to Heartland’s earnings.

During each of the years ended December 31, 2003, 2002 and 2001, Heartland acquired shares for use in the Stock Option Plan and the ESPP. Shares acquired totaled 427,344, 143,314 and 118,884 for 2003, 2002 and 2001, respectively.

EIGHTEEN
STOCKHOLDER RIGHTS PLAN

On June 7, 2002, Heartland adopted a stockholders’ rights plan (the "Rights Plan"). Under the terms of the Rights Plan, on June 26, 2002, the Board of Directors distributed one purchase right for each share of common stock outstanding as of June 24, 2002. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one-thousandth of a share of Series A Junior Participating preferred stock at an exercise price of $85.00. Rights do not become exercisable until ten business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of Heartland’s common stock. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase Heartland’s common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If Heartland is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror’s shares at a similar discount. If the rights become exercisable, Heartland may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of Heartland’s common stock per right held. Rights are redeemable by Heartland at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to Heartland or its shareholders, and will not change the way in which Heartland’s shares are traded. The rights expire on June 7, 2012.

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

NINETEEN
REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS ON SUBSIDIARY DIVIDENDS

The Heartland banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Heartland banks’ financial statements. The regulations prescribe specific capital adequacy guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. Capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2003, the most recent notification from the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below.

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)
Consolidated	$191,060	12.42%	$123,072	8.0%	N/A
Dubuque Bank and Trust Company	60,931	10.79	45,169	8.0	56,461	10.0%
Galena State Bank	18,758	12.62	11,888	8.0	14,861	10.0
First Community Bank	10,025	12.11	6,622	8.0	8,278	10.0
Riverside Community Bank	13,525	11.05	9,796	8.0	12,245	10.0
Wisconsin Community Bank	28,004	10.79	20,759	8.0	25,949	10.0
New Mexico Bank & Trust	32,310	10.94	23,620	8.0	29,526	10.0
Arizona Bank & Trust	13,261	57.89	1,833	8.0	2,291	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$158,346	10.29%	$61,536	4.0%	N/A
Dubuque Bank and Trust Company	54,809	9.71	22,584	4.0	33,877	6.0%
Galena State Bank	17,114	11.52	5,944	4.0	8,916	6.0
First Community Bank	9,043	10.92	3,311	4.0	4,967	6.0
Riverside Community Bank	12,215	9.98	4,898	4.0	7,347	6.0
Wisconsin Community Bank	25,051	9.65	10,380	4.0	15,569	6.0
New Mexico Bank & Trust	28,610	9.69	11,810	4.0	17,715	6.0
Arizona Bank & Trust	13,045	56.95	916	4.0	1,374	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$158,346	8.07%	$78,464	4.0%	N/A
Dubuque Bank and Trust Company	54,809	7.60	28,845	4.0	36,056	5.0%
Galena State Bank	17,114	7.92	8,639	4.0	10,799	5.0
First Community Bank	9,043	8.08	4,476	4.0	5,595	5.0
Riverside Community Bank	12,215	7.11	6,871	4.0	8,589	5.0
Wisconsin Community Bank	25,051	7.72	12,976	4.0	16,221	5.0
New Mexico Bank & Trust	28,610	7.54	15,170	4.0	18,962	5.0
Arizona Bank & Trust	13,045	47.45	1,100	4.0	1,375	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)
Consolidated	$158,010	11.86%	$106,596	8.0%	N/A
Dubuque Bank and Trust Company	58,288	11.02	42,304	8.0	52,880	10.0%
Galena State Bank	15,919	12.27	10,380	8.0	12,975	10.0
First Community Bank	9,278	12.53	5,922	8.0	7,403	10.0
Riverside Community Bank	11,680	11.58	8,072	8.0	10,090	10.0
Wisconsin Community Bank	24,783	13.28	14,929	8.0	18,662	10.0
New Mexico Bank & Trust	28,676	10.87	21,103	8.0	26,379	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$141,918	10.65%	$53,298	4.0%	N/A
Dubuque Bank and Trust Company	52,450	9.92	21,152	4.0	31,728	6.0%
Galena State Bank	14,487	11.17	5,190	4.0	7,785	6.0
First Community Bank	8,352	11.28	2,961	4.0	4,442	6.0
Riverside Community Bank	10,591	10.50	4,036	4.0	6,054	6.0
Wisconsin Community Bank	22,449	12.03	7,465	4.0	11,197	6.0
New Mexico Bank & Trust	25,378	9.62	10,551	4.0	15,827	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$141,918	8.24%	$68,883	4.0%	N/A
Dubuque Bank and Trust Company	52,450	8.03	26,118	4.0	32,648	5.0%
Galena State Bank	14,487	7.61	7,613	4.0	9,516	5.0
First Community Bank	8,352	7.67	4,355	4.0	5,443	5.0
Riverside Community Bank	10,591	7.01	6,045	4.0	7,556	5.0
Wisconsin Community Bank	22,449	8.41	10,676	4.0	13,345	5.0
New Mexico Bank & Trust	25,378	8.13	12,491	4.0	15,614	5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $57.1 million as of December 31, 2003, under the most restrictive minimum capital requirements.

TWENTY
FAIR VALUE OF FINANCIAL INSTRUMENTS

Following are disclosures of the estimated fair value of Heartland’s financial instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Heartland could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(Dollars in thousands)
	December 31, 2003		December 31, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$71,869	$71,869	$100,992	$100,992
Time deposits in other financial institutions	1,132	1,132	1,677	1,677
Trading securities	1,073	1,073	915	915
Securities available for sale	450,680	450,680	389,900	389,900
Loans and leases, net of unearned	1,348,227	1,367,879	1,175,236	1,225,412
Financial Liabilities:
Demand deposits	$246,282	$246,282	$197,516	$197,516
Savings deposits	569,286	569,286	511,979	511,979
Time deposits	676,920	687,449	628,490	663,250
Short-term borrowings	176,835	176,835	161,379	161,379
Other borrowings	173,958	215,156	126,299	165,133

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

Commitments to Extend Credit, Unused Lines of Credit and Standby Letters of Credit - Based upon management’s analysis of the off balance sheet financial instruments, there are no significant unrealized gains or losses associated with these financial instruments based upon our review of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

TWENTY-ONE
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

(Dollars in thousands)

Balance Sheets
	December 31,
	2003	2002

Assets:
Cash and interest bearing deposits	$8,621	$1,985
Trading securities	1,073	915
Securities available for sale	4,162	3,003
Investment in subsidiaries	196,110	166,061
Other assets	9,098	5,480
Due from subsidiaries	13,000	17,250

Total	$232,064	$194,694

Liabilities and stockholders' equity:
Liabilities:
Short-term borrowings	$25,000	$25,000
Other borrowings	60,930	40,438
Accrued expenses and other liabilities	5,211	5,215

Total liabilities	91,141	70,653

Stockholders equity:
Common stock	15,262	9,906
Capital surplus	20,065	16,725
Retained earnings	102,584	94,048
Accumulated other comprehensive income	4,794	4,230
Treasury stock	(1,782)	(868)

Total stockholders' equity	140,923	124,041

Total	$232,064	$194,694

Income Statements for the Years Ended December 31,	2003	2002	2001

Operating revenues:
Dividends from subsidiaries	$13,310	$9,890	$15,452
Securities gains (losses), net	99	95	(246)
Gain (loss) on trading account securities	453	(598)	(192)
Impairment loss on equity securities	(317)	(267)	(773)
Other	853	1,016	1,047

Total operating revenues	14,398	10,136	15,288

Operating expenses:
Interest	4,998	4,592	4,807
Salaries and benefits	617	1,973	1,039
Outside services	427	572	456
Other operating expenses	544	367	262
Minority interest expense	30	403	207

Total operating expenses	6,616	7,907	6,771

Equity in undistributed earnings	8,551	14,509	659

Income before income tax benefit	16,333	16,738	9,176
Income tax benefit	1,386	2,129	2,238

Net Income	$17,719	$18,867	$11,414

Statements of Cash Flows for the Years Ended December 31,	2003	2002	2001

Cash flows from operating activities:
Net income	$17,719	$18,867	$11,414
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed earnings of subsidiaries	(8,551)	(14,509)	(659)
(Increase) decrease in due from subsidiaries	4,250	(1,750)	1,250
Increase (decrease) in other liabilities	(4)	3,310	601
(Increase) decrease in other assets	(3,618)	(1,105)	(1,531)
Increase in trading account securities	(158)	613	(657)
Noncash dividend from subsidiary	-	-	(5,149)
Other	825	(33)	1,282

Net cash provided by operating activities	10,463	5,393	6,551

Cash flows from investing activities:
Capital injections for subsidiaries	(13,119)	(600)	(1,248)
Purchases of available for sale securities	(2,537)	(1,774)	(1,377)
Proceeds from sales of available for sale securities	2,093	1,766	1,917

Net cash used by investing activities	(13,563)	(608)	(708)

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(4,225)	(10,075)
Proceeds from other borrowings	21,119	5,155	8,248
Payments on other borrowings	(627)	(855)	(1,438)
Cash dividends paid	(4,096)	(3,926)	(3,560)
Purchase of treasury stock	(7,999)	(1,348)	(1,026)
Proceeds from sale of common stock	1,339	2,076	1,689

Net cash provided (used) by financing activities	9,736	(3,123)	(6,162)

Net increase (decrease) in cash and cash equivalents	6,636	1,662	(319)
Cash and cash equivalents at beginning of year	1,985	323	642

Cash and cash equivalents at end of year	$8,621	$1,985	$323

TWENTY-TWO
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Dollars in thousands, except per share data)

2003	Dec. 31	Sept. 30	June 30	March 31

Net interest income	$15,415	$14,809	$15,207	$15,759
Provision for loan and lease losses	1,007	950	922	1,304
Net interest income after provision for loan and lease losses	14,408	13,859	14,285	14,455
Noninterest income	8,453	11,202	8,411	8,475
Noninterest expense	17,654	17,406	16,575	16,057
Income taxes	1,483	2,391	1,914	2,349
Income from continuing operations	3,724	5,264	4,207	4,524
Gain from operations of discontinued operations	-	-	-	-
Income tax expense	-	-	-	-
Gain on discontinued operation	-	-	-	-
Net income	$3,724	$5,264	$4,207	$4,524

Per share:
Earnings per share-basic	$0.25	$0.35	$0.28	$0.30
Earnings per share-diluted	0.24	0.34	0.28	0.30
Earnings per common share from continuing operations - basic[1]	0.25	0.35	0.28	0.30
Earnings per common share from continuing operations - diluted[1]	0.24	0.34	0.28	0.30
Adjusted earnings per common - basic[2]	0.25	0.35	0.28	0.30
Adjusted earnings per common - diluted[2]	0.24	0.34	0.28	0.30
Adjusted earnings per common share form continuing operations - basic[3]	0.25	0.35	0.28	0.30
Adjusted earnings per common share from continuing operations - diluted[3]	0.24	0.34	0.28	0.30
Cash dividends declared on common stock	0.07	0.07	0.07	0.07
Book value per common share	9.29	9.07	8.99	8.57
Market price - high	20.63	21.26	21.93	15.33
Market price - low	18.53	18.57	15.27	11.50
Weighted average common shares outstanding	15,124,871	15,212,826	14,811,483	14,836,913
Weighted average diluted common shares outstanding	15,386,486	15,479,334	15,088,764	15,011,370

Ratios:
Return on average assets	0.74%	1.10%	0.92%	1.04%
Return on average equity	10.74	15.52	13.15	14.56
Net interest margin	3.6	3.62	3.82	4.16
Efficiency ratio	72.64	66.85	69.98	66.72

2002	Dec. 31	Sept. 30	June 30	March 31

Net interest income	$15,517	$14,906	$13,989	$13,268
Provision for loan and lease losses	1,775	167	630	981
Net interest income after provision for loan and lease losses	13,742	14,739	13,359	12,287
Noninterest income	8,962	6,911	6,786	7,986
Noninterest expense	16,424	14,922	14,667	14,646
Income taxes	2,070	2,087	1,560	1,806
Income from continuing operations	4,210	4,641	3,918	3,821
Gain from operations of discontinued operations (including gain on disposal of $2,602)	3,124	224	202	201
Income tax expense	1,228	88	79	79
Gain on discontinued operation	1,896	136	123	122
Net income	$6,106	$4,777	$4,041	$3,943

Per share:
Earnings per share-basic	$0.41	$0.32	$0.27	$0.27
Earnings per share-diluted	0.41	0.32	0.27	0.27
Earnings per common share from continuing operations - basic[1]	0.29	0.32	0.27	0.26
Earnings per common share from continuing operations - diluted[1]	0.29	0.31	0.26	0.26
Adjusted earnings per common - basic[2]	0.41	0.32	0.27	0.27
Adjusted earnings per common - diluted[2]	0.41	0.32	0.27	0.27
Adjusted earnings per common share form continuing operations - basic[3]	0.29	0.32	0.27	0.26
Adjusted earnings per common share from continuing operations - diluted[3]	0.29	0.31	0.26	0.26
Cash dividends declared on common stock	0.07	0.07	0.07	0.07
Book value per common share	8.40	8.13	7.79	7.49
Market price - high	11.80	10.20	10.00	9.33
Market price - low	10.00	9.60	9.07	8.53
Weighted average common shares outstanding	14,716,752	14,728,722	14,713,383	14,593,698
Weighted average diluted common shares outstanding	14,835,401	14,842,325	14,809,263	14,690,649

Ratios:
Return on average assets	1.39%	1.13%	0.96%	0.95%
Return on average equity	20.06	16.2	13.98	14.19
Net interest margin	4.06	4.12	4.02	3.86
Efficiency ratio	66.78	69.08	70.43	69.04

[1] Excludes the discontinued operations for the sale of our Eau Claire branch in the fourth quarter of 2002 and the related gain on sale.
[2] Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, and the adoption of FAS 147 on September 30, 2002.
[3] Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 2, 2002, and the adoption of FAS 147 on September 30, 2002, and the discontinued operations for the sale of our Eau Claire branch in the fourth quarter of 2002 and the related gain on sale.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, Heartland's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland's disclosure controls and procedures were effective. There have been no significant changes in Heartland's internal controls or in other factors that could significantly affect internal controls.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 19, 2004, (the "2004 Proxy Statement") under the caption "Election of Directors" and under the caption, "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2003, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	54
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company; Director of Galena State Bank, First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust; Director and President Citizens Finance Co.; Chairman of ULTEA, Inc.; and Chairman of HTLF Capital Corp.

John K. Schmidt	44
Director, Executive Vice President and Chief Financial Officer of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Director and Treasurer of Citizens Finance Co.; Treasurer of ULTEA, Inc.

Kenneth J. Erickson	52
Executive Vice President, Chief Credit Officer, of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Senior Vice President of Citizens Finance Co.; Director and Senior Vice President of ULTEA, Inc.

Edward H. Everts	52	Senior Vice President, Operations and Retail Banking, of Heartland; Senior Vice President, Operations and Retail Banking, of Dubuque Bank and Trust Company

Douglas J. Horstmann	50	Senior Vice President, Lending, of Heartland; Executive Vice President, Head of Lending, of Dubuque Bank and Trust Company

Paul J. Peckosh	58	Senior Vice President, Trust, of Heartland; Executive Vice President, Trust, of Dubuque Bank and Trust Company

Mr. Lynn B. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. He has been a director of Galena State Bank since its acquisition by Heartland in 1992 and First Community Bank since the merger in 1994. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. He was named Director of Riverside Community Bank in conjunction with the opening of the de novo operation in 1995, Director of Wisconsin Community Bank in conjunction with the purchase of Cottage Grove State Bank in 1997, Director of New Mexico Bank & Trust in conjunction with the opening of the de novo bank in 1998, and Director of Arizona Bank & Trust in conjunction with the opening of the de novo bank in 2003. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

John K. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991. He has been employed by Dubuque Bank and Trust Company since 1984 and became Dubuque Bank and Trust Company's Vice President, Finance in 1986, Senior Vice President and Chief Financial Officer in 1991 and President and Chief Executive Officer in 1999. Mr. Schmidt is a certified public accountant and worked at KPMG LLP in Des Moines, Iowa, from 1982 until joining Dubuque Bank and Trust Company. Mr. Schmidt has been a director of Heartland since 2001.

Kenneth J. Erickson was named Executive Vice President, Chief Credit Officer, of Heartland in 1999. Mr. Erickson has been employed by Dubuque Bank and Trust Company since 1975, and was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989 and Executive Vice President in 2000.

Edward H. Everts was appointed Senior Vice President of Heartland in 1996. Mr. Everts has been employed by Dubuque Bank and Trust Company as Senior Vice President, Operations and Retail Banking since 1992. Prior to his service with Dubuque Bank and Trust Company, Mr. Everts was Vice President and Lead Retail Banking Manager of First Bank, Duluth, Minnesota.

Douglas J. Horstmann was named Senior Vice President of Heartland in 1999. Mr. Horstmann has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989 and Executive Vice President, Lending in 2000. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh was appointed Senior Vice President of Heartland in 1999. Mr. Peckosh has been employed by Dubuque Bank and Trust Company since 1975, was appointed Assistant Vice President, Trust in 1975, Vice President, Trust in 1980, Senior Vice President, Trust in 1991 and Executive Vice President, Trust in 2000. Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.

ITEM 11.

EXECUTIVE COMPENSATION

The information in the 2004 Proxy Statement, under the caption "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2004 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The table below sets forth the following information as of December 31, 2003, for (i) all compensation plans previously approved by Heartland's stockholders and (ii) all compensation plans not previously approved by Heartland's stockholders:

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance

Equity compensation plans approved by security holders	831,750	$ 9.83	1,293,902
Equity compensation plans not approved by security holders	-	-	-

Total	831,750	$9.83	1,297,902	[1]

[1] Includes 900,000 shares available for use under the Heartland Stock Option Plan and 397,902 shares available for use under the Heartland Employee Stock Purchase Plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2004 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2004 Proxy Statement under the caption "Relationship With Independent Auditors" is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The documents filed as a part of this report are listed below:

3. Exhibits

The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the "Index of Exhibits" immediately following the signature page.

(b) Reports of Form 8-K:

On October 24, 2003, Heartland filed a report on Form 8-K stating under Item 9 that Heartland issued a press release announcing its earnings for the quarter ended September 30, 2003.

On November 24, 2003, Heartland filed a report on Form 8-K stating under Item 5 that Heartland had declared a three-for-two stock split in the form of a 50% stock dividend payable on December 29, 2003.

On January 23, 2004, Heartland filed a report on Form 8-K stating under Item 9 that Heartland issued a press release announcing its earnings for the quarter ended on December 31, 2003.

On January 23, 2004, Heartland filed a report on Form 8-K stating under Item 5 that Heartland issued a press release announcing retirement of a director and the election of a new director.

On February 9, 2004, Heartland filed a report on Form 8-K stating under Item 5 that Heartland issued a press release announcing that Heartland entered into an Agreement and Plan of Merger with Rocky Mountain Bancorporation, Inc.

On March 3, 2004, Heartland filed a report on Form 8-K stating under Item 9 that Heartland issued its quarterly newsletter to stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

HEARTLAND FINANCIAL USA, INC.

Date: March 12, 2004	By:	/s/ Lynn B. Fuller

Principal Executive Officer

Date: March 12, 2004	By:	/s/ John K. Schmidt

Executive Vice President and Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

/s/ Lynn B. Fuller	/s/ John K. Schmidt

Lynn B. Fuller President, CEO, Chairman and Director	John K. Schmidt Executive Vice President, CFO and Director

/s/ James F. Conlan	/s/ Mark C. Falb

James F. Conlan Director	Mark C. Falb Director

/s/ Thomas L. Flynn	/s/ John W. Cox, Jr.

Thomas L. Flynn Director	John W. Cox, Jr. Director

/s/ Ronald A. Larson

Ronald A. Larson Director

 3.    INDEX OF EXHIBITS

3.1    Certificate of Incorporation of Heartland Financial USA, Inc.

3.2    Bylaws of Heartland Financial USA, Inc.

4.1    Specimen Stock Certificate of Heartland Financial USA, Inc. (Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission May 4, 1994, as amended (SEC File No. 33-76228) and incorporated by reference herein.)

10.1    Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the Heartland subsidiaries and their selected officers who have met the three years of service requirement. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA, Inc. (Filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.)

10.2     Heartland Financial USA, Inc. Employee Stock Purchase Plan effective January 1, 1996. (Filed in conjunction with Form S-8 on June 18, 1996, and incorporated by reference herein.)

10.3    License and Service Agreement, Software License Agreement, and Professional Services Agreement between Fiserv and Heartland Financial USA, Inc. dated June 21, 1996. (Filed as Exhibit 10.43 to Registrant’s form 10Q for the quarter ended June 30, 1996, and incorporated by reference herein.)

10.4    Indenture between Heartland Financial USA, Inc. and First Union Trust Company, National Association, dated as of October 21, 1999 (filed as Exhibit 4.1 to Form S-3 dated September 16, 1999, and incorporated by reference herein.)

10.5      Indenture between Heartland Financial USA, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated as of December 18, 2001. (Filed as Exhibit 10.17 to Registrant’s Form 10K for the year ended December 31, 2001, and incorporated by reference herein.)

10.6   Indenture between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of June 27, 2002. (Filed as Exhibit 10.1 to the Registrant’s 10Q for the six months ended June 30, 2002, and incorporated by reference herein.)

10.7     Dividend Reinvestment Plan dated as of January 24, 2002. (Filed as Form S-3D on January 25, 2002, and incorporated by reference herein.)

10.8     Stockholder Rights Agreement between Heartland Financial USA, Inc., and Dubuque Bank and Trust Company, as Rights Agent, dated as of June 7, 2002. (Filed as Form 8-K on June 11, 2002, and incorporated by reference herein.)

10.9   Change of Control Agreements including Golden Parachute Payment Adjustments and Restrictive Covenants between Heartland Financial USA, Inc. and Executive Officers dated January 1, 2003. (Filed as Exhibit 10.1 to the Registrant’s 10Q for the six months ended June 30, 2003, and incorporated by reference herein.)

10.10   Change of Control Agreements between Heartland Financial USA, Inc. and Executive Officers dated January 1, 2003. (Filed as Exhibit 10.2 to the Registrant’s 10Q for the six months ended June 30, 2003, and incorporated by reference herein.)

10.11   Agreement to Organize and Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.24 to Registrant’s Form 10K for the year ended December 31, 2002, and incorporated by reference herein.)

10.12     Supplemental Initial Investor Agreement between Heartland Financial USA, Inc. and Initial Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.25 to Registrant’s Form 10K for the year ended December 31, 2002, and incorporated by reference herein.)

10.13     Heartland Financial USA, Inc. 2003 Stock Option Plan (Filed as Exhibit B to Registrant’s Form DEF14A filed on April 7, 2003, and incorporated by reference herein.)

10.14     Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association, dated as of October 10, 2003. (Filed as Exhibit 10.1 to the Registrant’s Form 10Q for the nine months ended September 30, 2003, and incorporated by reference herein.)

10.15     Agreement and Plan of Merger, among Heartland Financial USA,Inc., RMB Acquisition Corporation and Rocky Mountain Bancorporation, Inc., dated as of February 7, 2004. (Filed as Exhibit 99.2 to the Registrant’s Form 8K filed on February 9, 2004, and incorporated by reference herein.)

10.16    Form of Executive Supplemental Life Insurance Plan effective January 20, 2004, between the Heartland subsidiaries and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA, Inc.

10.17   Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of January 31, 2004.

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