Form 10-K/A
period 2003-12-31
HEARTLAND FINANCIAL USA INC
filed 2004-03-17
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
 SECURITIES EXCHANGE ACT OF 1984

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

Common Stock $1.00 par value
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The index to exhibits follows the signature page.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 to Heartland Financial USA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, is being filed to add the Independent Auditors' Report to Item 8 of Part II. This Independent Auditors' Report was inadvertently omitted from the original Annuarl Report on Form 10-K filed on March 15, 2004. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in this Amendment No. 1 only Item 8. of Part II. The remainder of the information contained in the original filing is not amended hereby.

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

See accompanying Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

KPMG LLP

Des Moines, Iowa
January 21, 2004

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2004.

HEARTLAND FINANCIAL USA, INC.

Date: March 17, 2004	By:	/s/ Lynn B. Fuller

Principal Executive Officer

Date: March 17, 2004	By:	/s/ John K. Schmidt

Executive Vice President and Principal Financial and Accounting Officer

 3.    INDEX OF EXHIBITS

31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).