Form 10-Q
period 2004-03-31
HEARTLAND FINANCIAL USA INC
filed 2004-05-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For transition period to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 7, 2004, the Registrant had outstanding 15,157,149 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

Part I

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II

Item 1.	Legal Proceedings
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)

	3/31/04 (Unaudited)	12/31/03

ASSETS
Cash and due from banks	$57,045	$68,424
Federal funds sold and other short-term investments	2,644	3,445

Cash and cash equivalents	59,689	71,869
Time deposits in other financial institutions	1,143	1,132
Securities:
Trading, at fair value	487	1,073
Available for sale, at fair value (cost of $441,313 at March 31, 2004, and $441,606 at December 31, 2003)	452,794	450,680
Loans held for sale	45,469	25,678
Loans and leases:
Loans and leases	1,339,829	1,322,549
Allowance for loan and lease losses	(19,171)	(18,490)

Loans and leases, net	1,320,658	1,304,059
Assets under operating leases	34,043	31,636
Premises, furniture and equipment, net	53,037	49,842
Other real estate, net	503	599
Goodwill, net	20,167	20,167
Core deposit premium and mortgage servicing rights, net	4,865	5,069
Other assets	60,904	56,562

TOTAL ASSETS	$2,053,759	$2,018,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$227,366	$246,282
Savings	574,649	569,286
Time	671,177	676,920

Total deposits	1,473,192	1,492,488
Short-term borrowings	190,133	176,835
Other borrowings	206,779	173,958
Accrued expenses and other liabilities	37,756	34,162

TOTAL LIABILITIES	1,907,860	1,877,443
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 16,000,000 shares at March 31, 2004, and December 31, 2003; issued 15,261,714 shares at March 31, 2004, and December 31, 2003)	15,262	15,262
Capital surplus	19,832	20,065
Retained earnings	106,439	102,584
Accumulated other comprehensive income	6,217	4,794
Treasury stock at cost (104,448 shares at March 31, 2004, and 98,211 shares at December 31, 2003, respectively)	(1,851)	(1,782)

TOTAL STOCKHOLDERS’ EQUITY	145,899	140,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,053,759	$2,018,366

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended

	March 31, 2004	March 31, 2003

INTEREST INCOME:
Interest and fees on loans and leases	$21,760	$21,136
Interest on securities:
Taxable	3,608	3,167
Nontaxable	1,026	925
Interest on federal funds sold and other short-term investments	5	14
Interest on interest bearing deposits in other financial institutions	44	49

TOTAL INTEREST INCOME	26,443	25,291

INTEREST EXPENSE:
Interest on deposits	6,569	7,033
Interest on short-term borrowings	597	633
Interest on other borrowings	2,434	1,866

TOTAL INTEREST EXPENSE	9,600	9,532

NET INTEREST INCOME	16,843	15,759
Provision for loan and lease losses	1,356	1,304

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	15,487	14,455

NONINTEREST INCOME:
Service charges and fees	2,127	1,307
Trust fees	1,020	952
Brokerage commissions	278	147
Insurance commissions	224	250
Securities gains, net	1,540	680
Gain (loss) on trading account securities	85	(28)
Impairment loss on equity securities	-	(148)
Rental income on operating leases	3,462	3,418
Gain on sale of loans	527	1,532
Valuation adjustment on mortgage servicing rights	(73)	(298)
Other noninterest income	531	663

TOTAL NONINTEREST INCOME	9,721	8,475

NONINTEREST EXPENSES:
Salaries and employee benefits	8,821	7,760
Occupancy	1,063	917
Furniture and equipment	1,127	875
Depreciation on equipment under operating leases	2,861	2,787
Outside services	1,501	1,110
FDIC deposit insurance assessment	51	53
Advertising	539	473
Core deposit premium amortization	88	101
Other noninterest expenses	1,965	1,981

TOTAL NONINTEREST EXPENSES	18,016	16,057

INCOME BEFORE INCOME TAXES	7,192	6,873
Income taxes	2,126	2,349

NET INCOME	$5,066	$4,524

EARNINGS PER COMMON SHARE-BASIC	$0.33	$0.30
EARNINGS PER COMMON SHARE – DILUTED	$0.33	$0.30
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.07

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at January 1, 2003	$9,906	$16,725	$94,048	$4,230	$(868)	$124,041
Net income			4,524			4,524
Unrealized loss on securities available for sale				(134)		(134)
Unrealized loss on derivatives arising during the period, net of reclassification of $15				(25)		(25)
Reclassification adjustment for net security gains realized in net income				(532)		(532)
Income taxes				235		235

Comprehensive income						4,068
Cash dividends declared: Common, $.07 per share			(995)			(995)
Purchase of 39,179 shares of common stock					(579)	(579)
Issuance of 161,190 shares of common stock	46	220			903	1,169

Balance at March 31, 2003	$9,952	$16,945	$97,577	$3,774	$(544)	$127,704

Balance at January 1, 2004	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net income			5,066			5,066
Unrealized gain on securities available for sale				3,803		3,803
Unrealized loss on derivatives arising during the period, net of reclassification of $63				(107)		(107)
Reclassification adjustment for net security gains realized in net income				(1,540)		(1,540)
Income taxes				(733)		(733)

Comprehensive income						6,489
Cash dividends declared:
Common, $.08 per share			(1,211)			(1,211)
Purchase of 44,842 shares of common stock					(867)	(867)
Issuance of 38,605 shares of common stock		(233)			798	565

Balance at March 31, 2004	$15,262	$19,832	$106,439	$6,217	$(1,851)	$145,899

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended

	March 31, 2004	March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,066	$4,524
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	3,912	3,716
Provision for loan and lease losses	1,356	1,304
Provision for income taxes less than payments	1,381	1,545
Net amortization of premium on securities	335	1,478
Net gains on sales of securities	(1,540)	(680)
Net decrease (increase) in trading account securities	586	(48)
Loss on impairment of equity securities	-	148
Loans originated for sale	(54,640)	(86,407)
Proceeds on sales of loans	35,376	89,508
Net gain on sales of loans	(527)	(1,532)
Decrease (increase) in accrued interest receivable	102	(185)
Decrease in accrued interest payable	(733)	(996)
Other, net	(2,495)	(2,890)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(11,821)	9,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on maturities of time deposits in other financial institutions	-	17
Proceeds from the sale of securities available for sale	54,888	14,892
Proceeds from the maturity of and principal paydowns on securities available for sale	24,563	47,944
Purchase of securities available for sale	(77,779)	(63,976)
Net increase in loans and leases	(17,440)	(60,034)
Increase in assets under operating leases	(5,268)	(2,918)
Capital expenditures	(5,017)	(3,948)
Proceeds on sale of OREO and other repossessed assets	461	661

NET CASH USED BY INVESTING ACTIVITIES	(25,592)	(67,362)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings accounts	(13,553)	1,280
Net increase (decrease) in time deposit accounts	(5,743)	27,726
Net increase (decrease) in short-term borrowings	13,298	(29,141)
Proceeds from other borrowings	41,576	20,000
Repayments of other borrowings	(8,755)	(5,717)
Purchase of treasury stock	(859)	(579)
Proceeds from sale of common stock	480	1,068
Dividends	(1,211)	(995)

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,233	13,642

Net decrease in cash and cash equivalents	(12,180)	(44,235)
Cash and cash equivalents at beginning of year	71,869	100,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,689	$56,757

Supplemental disclosures:
Cash paid for income/franchise taxes	$470	$1,127
Cash paid for interest	$10,333	$10,528

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 2003, included in Heartland Financial USA, Inc.’s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein is prepared pursuant to the rules and regulations for reporting on Form 10-Q. Such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of the interim period ended March 31, 2004, are not necessarily indicative of the results expected for the year ending December 31, 2004.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, are shown in the tables below:

	Three Months Ended

(Dollars in thousands)	3/31/04	3/31/03

Net income	$5,066	$4,524
Weighted average common shares outstanding for basic earnings per share (000’s)	15,167	14,837
Assumed incremental common shares issued upon exercise of stock options (000’s)	259	174

Weighted average common shares for diluted earnings per share (000’s)	15,426	15,011

Earnings per common share – basic	$0.33	$0.30
Earnings per common share – diluted	$0.33	$0.30

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

	Three Months Ended

(Dollars in thousands, except per share data)	3/31/04	3/31/03

Net income as reported	$5,066	$4,524
Pro forma	4,873	4,308
Earnings per share – basic as reported	$0.33	$0.30
Pro forma	0.32	0.29
Earnings per share – diluted as reported	$0.33	$0.30
Pro forma	0.32	0.29

Effect of New Financial Accounting Developments

On March 9, 2004, Securities and Exchange Commission Staff Accounting Bulletin 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”, was issued. SAB 105 summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. It is anticipated that the adoption of the guidance in SAB 105 for all new loan commitments signed after April 1, 2004, will not have a material effect on Heartland’s financial statements.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization, in thousands, at March 31, 2004, and December 31, 2003, is presented in the table below:

	March 31, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets:
Core deposit premium	$4,492	$2,548	$4,492	$2,460
Mortgage servicing rights	3,763	842	3,712	675

Total	$8,255	$3,390	$8,204	$3,135

Unamortized intangible assets		$4,865		$5,069

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2004. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The valuation allowance on mortgage servicing rights was $204 thousand at March 31, 2004, and $131 thousand at December 31, 2003.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Premium	Mortgage Servicing Rights	Total

Nine months ended December 31, 2004	$264	$1,069	$1,333

Year ended December 31,
2005	353	529	882
2006	353	441	794
2007	353	353	706
2008	353	265	618
2009	269	176	445

NOTE 3: ACQUISITIONS

In March of 2004, Heartland announced that it had signed a definitive agreement to acquire the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The purchase price will be approximately $2.5 million, all in cash. The transaction is expected to close during the third quarter of 2004, subject to regulatory and stockholder approval. The Wealth Management Group, Colonial Trust Company’s personal trust division, had core assets of $193 million at December 31, 2003, and revenues of $1.1 million in the twelve-month period ended December 31, 2003.

NOTE 4: OTHER BORROWINGS

On March 17, 2004, Heartland completed an offering of $25.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust IV. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 17, June 17, September 17 and December 17 of each year. The debentures will mature and the trust preferred securities must be redeemed on March 17, 2034. Heartland has the option to shorten the maturity date to a date not earlier than March 17, 2009. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $15 thousand as of March 31, 2004. These deferred costs are amortized on a straight-line basis over the life of the debentures.

NOTE 5: JUNIOR SUBORDINATED DEBENTURES

Heartland had five wholly-owned trust subsidiaries that were formed to issue trust preferred securities. At March 31, 2004, as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities”, we deconsolidated the trust subsidiaries. As a result of the deconsolidation, an additional $2.5 million of junior subordinated debentures issued previously by Heartland to the trust subsidiaries was included in other borrowings on the consolidated balance sheet at March 31, 2004. The common stock issued by the trust subsidiaries was recorded in securities available for sale in the consolidated balance sheet at March 31, 2004. Prior to March 31, 2004, the trust subsidiaries were consolidated subsidiaries and were included in other borrowings in the consolidated balance sheet. The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

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

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries include, but are not limited to, the following:

•  The strength of the United States economy in general and the strength of the local economies in which Heartland conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of Heartland’s assets.

•  The economic impact of past and any future terrorist threats and attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

•  The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•  The effects of changes in interest rates (including the effects of changes in the rate of prepayments of Heartland’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•  The ability of Heartland to compete with other financial institutions as effectively as Heartland currently intends due to increases in competitive pressures in the financial services sector.

•  The inability of Heartland to obtain new customers and to retain existing customers.

•  The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•  Technological changes implemented by Heartland and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to Heartland and its customers.

•  The ability of Heartland to develop and maintain secure and reliable electronic systems.

•  The ability of Heartland to retain key executives and employees and the difficulty that Heartland may experience in replacing key executives and employees in an effective manner.

•  Consumer spending and saving habits which may change in a manner that affects Heartland’s business adversely.

•  Business combinations and the integration of acquired businesses may be more difficult or expensive than expected.

•  The costs, effects and outcomes of existing or future litigation.

•  Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•  The ability of Heartland to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning Heartland and its business, including other factors that could materially affect Heartland’s financial results, is included in Heartland’s filings with the Securities and Exchange Commission.

GENERAL

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

Net income for the first quarter of 2004 was $5.1 million, or $0.33 per diluted share, an increase of $542 thousand or 12% over the net income of $4.5 million, or $0.30 per diluted share, recorded during the first quarter of 2003. On an annualized basis, return on average equity was 14.26% and return on average assets was 1.02% for the first quarter of 2004 compared to 14.56% and 1.04%, respectively, for the same quarter in 2003. Heartland’s first quarter activities underscore its dedication to pursuing compelling growth opportunities wherever they may be, while remaining true to its core community banking focus and dedication to customer service. Heartland invested in new market areas and strengthened its presence in existing market areas through acquisitions and de novo openings during the first quarter. Arizona Bank & Trust neared completion on its second location in the Phoenix area. Taken together with the proposed acquisition of the Wealth Management Group of Colonial Trust Company, significant steps have been taken to achieve critical mass in an important new market. Additionally, Heartland embarked on expansion into the Rocky Mountain region through the proposed acquisition of Rocky Mountain Bancorporation headquartered in Billings, Montana. While expansion efforts can initially be a drag on current earnings, we are confident they will provide a firm foundation for future success.

Contributing to the improved earnings during the first quarter of 2004 was the $1.1 million or 7% growth in net interest income due primarily to growth in earning assets. Average earning assets went from $1.59 billion during the first quarter of 2003 to $1.78 billion during the same quarter in 2004, a change of $196.9 million or 12%. Noninterest income increased $1.2 million or 15% while noninterest expense increased $2.0 million or 12%. Significant growth in securities gains and service charges and fees was partially offset by a reduction in gains on sales of loans, as refinancing activity on residential mortgage loans slowed during the first quarter of 2004. A portion of the increase in noninterest expense was attributable to the additional costs related to the August 2003 opening of Arizona Bank & Trust, Wisconsin Community Bank’s March 2003 opening of an additional branch in Fitchburg, Wisconsin and the April 2003 formation of HTLF Capital Corp., Heartland’s investment banking subsidiary.

At March 31, 2004, total assets were up $35.4 million since year-end 2003. Total loans and leases, including loans held for sale, had increased $37.1 million since year-end 2003, a majority of which occurred at Wisconsin Community Bank as a result of their participation in both the USDA and SBA loan guaranty programs. Management is optimistic that loan demand will continue throughout the remaining quarters of 2004. Total deposits at March 31, 2004, had decreased $19.3 million since year-end 2003, primarily in demand deposit balances, in large part, due to normal seasonal fluctuations that many banks experience during the first quarter of the year.

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks’ boards of directors. Factors considered by the allowance committee included the following:

•  Heartland has continued to experience growth in more- complex commercial loans as compared to relatively lower-risk residential real estate loans.

•  Heartland has entered new markets in which it had little or no previous lending experience.

•  The nation has continued in a period of economic slowdown.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2004. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate further deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.93% during the first quarter of 2004 compared to 4.16% for the same period in 2003 and 3.60% for the fourth quarter of 2003. Positively impacting the net interest margin was an adjustment of premium amortization on our mortgage-backed securities portfolio as prepayment activity slowed. Conversely, the fourth quarter of 2003 net interest margin was adversely affected by accelerated prepayments in the mortgage-backed securities portfolio. Even though average earning assets increased 12% during the first quarter of 2004, net interest margin was impacted by the negative carrying costs associated with the completion of a private placement offering of $20.0 million of 8.25% cumulative trust preferred securities early in the fourth quarter of 2003. The proceeds from this offering will be used for general corporate purposes, including future acquisitions or the redemption of trust preferred securities.

Interest income as a percentage of average earning assets was 6.10% during the first quarter of 2004 compared to 6.60% during the first quarter of 2003, a decline of 50 basis points. On the liability side of the balance sheet, interest expense as a percentage of average interest bearing liabilities was 2.41% during the first quarter of 2004 compared to 2.71% during the first quarter of 2003, a decline of 30 basis points.

Net interest income totaled $17.4 million during the first quarter of 2004, an increase of $1.1 million or 7% from the $16.3 million recorded during the first quarter of 2003. Contributing to this increase was the 12% growth in average earning assets and a reduction in the balances retained in federal funds and other short-term investments. Average earning assets were $1.78 billion during the first quarter of 2004 compared to $1.59 billion during the first quarter of 2003. Interest income in the first quarter of 2004 totaled $27.0 million compared to $25.8 million in the first quarter of 2003, an increase of $1.2 million or 5%. Interest expense for the first quarter of 2004 was $9.6 million compared to $9.5 million in the first quarter of 2003, an increase of $68 thousand or less than 1%. Management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. Management has been successful in the utilization of floors on its commercial loan portfolio to minimize the affect downward rates have on Heartland’s interest income. As rates have begin to edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans.

The table below sets forth certain information relating to Heartland’s average consolidated balance sheets and reflects the yield on average earnings asserts and the cost of average interest bearing liabilities for the quarters indicated. Dividing income or expense by the average balance of assets or liabilities derives such yield and costs. Average balances are derived from daily balances. Nonaccrual loans and loans held for sale are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended March 31, 2004 and 2003 (Dollars in thousands)
	2004			2003

	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$352,623	$3,608	4.12%	$316,315	$3,167	4.06%
Nontaxable[1]	86,707	1,555	7.21	74,381	1,403	7.65

Total securities	439,330	5,163	4.73	390,696	4,570	4.74
Interest bearing deposits	5,045	44	3.51	8,486	49	2.34
Federal funds sold	2,039	5	0.99	4,978	14	1.14
Loans and leases:
Commercial and commercial real estate[1]	885,276	12,831	5.83	757,055	11,963	6.41
Residential mortgage	154,165	2,268	5.92	149,369	2,482	6.74
Agricultural and agricultural real estate[1]	167,420	2,725	6.55	161,573	2,680	6.73
Consumer	134,224	2,842	8.52	117,501	2,801	9.67
Direct financing leases, net	13,412	209	6.27	11,889	232	7.91
Fees on loans	-	938	-	-	1,014	-
Less: allowance for loan and lease losses	(18,857)	-	-	(16,430)	-	-

Net loans and leases	1,335,640	21,813	6.57	1,180,957	21,172	7.27

Total earning assets	1,782,054	27,025	6.10	1,585,117	25,805	6.60
NONEARNING ASSETS	222,362	-	-	182,880	-	-

TOTAL ASSETS	$2,004,416	$27,025	5.42%	$1,767,997	$25,805	5.92%

INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$568,624	$1,167	0.83%	$503,990	$1,264	1.02
Time, $100,000 and over	136,796	848	2.49	133,943	934	2.83
Other time deposits	542,677	4,554	3.38	507,398	4,835	3.86
Short-term borrowings	169,367	597	1.42	150,886	633	1.70
Other borrowings	183,510	2,434	5.33	128,327	1,866	5.90

Total interest bearing liabilities	1,600,974	9,600	2.41	1,424,544	9,532	2.71

NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	226,380	-	-	181,294	-	-
Accrued interest and other liabilities	34,165	-	-	36,118	-	-

Total noninterest bearing liabilities	260,545	-	-	217,412	-	-
STOCKHOLDERS’ EQUITY	142,897	-	-	126,041	-	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,004,416	$9,600	1.93%	$1,767,997	$9,532	2.19%

Net interest income[1]		$17,425			$16,273

Net interest income to total earning assets[1]			3.93%			4.16%

Interest bearing liabilities to earning assets	89.84%			89.87%

[1] Tax equivalent basis is calculated using an effective tax rate of 34%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The $1.4 million provision for loan losses made during the first quarter of 2004, an increase of $52 thousand or 4% when compared to the same quarter in 2003, resulted primarily from growth experienced in the loan portfolio. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

Noninterest income totaled $9.7 million during the first quarter of 2004, an increase of $1.2 million or 15% from the noninterest income of $8.5 million recorded during the first quarter of 2003. This increase was primarily a result of additional securities gains and growth in service charges and fees. The significant growth in these two noninterest income categories was partially offset by a reduction in gains on sales of loans.

Service charges and fees increased $820 thousand or 63% during the quarters under comparison. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Heartland’s mortgage loan servicing portfolio grew from $428.1 million at quarter-end 2003 to $540.2 million at quarter-end 2004, generating an additional $94 thousand in mortgage loan servicing fees, an increase of 39%. The most significant impact to service charges and fees was the $276 thousand or 50% reduction in the amortization on the mortgage servicing rights associated with the mortgage loan servicing portfolio. During the first quarter of 2003, there was significant prepayment activity in the portfolio caused by refinancing activity due to the low interest rate environment. Also included in this category are service charges on deposit products. An overdraft privilege feature on our checking account product line resulted in the generation of additional service charge revenue of approximately $150 thousand, an increase of 23%.

Gains on sale of loans experienced a $1.0 million or 66% reduction during the first quarter of 2004, as refinancing activity on residential mortgage loans slowed. The volume of mortgage loans sold into the secondary market during the first quarter of 2003 was greater than those sold during the same period in 2004. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

During the first quarter of 2004, securities gains were $1.5 million compared to $680 thousand during the first quarter of 2003. Nearly $1.0 million of the gains recorded during the first quarter of 2004 were due to the active management of our bond portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields.

The partial liquidation of the available for sale equity securities portfolio resulted in $542 thousand of securities gains during the first quarter of 2004. Management has elected to liquidate a majority of this portfolio and redirect those funds to its expansion efforts.

During the first quarter of 2001, Heartland began classifying some of its equity securities purchases as trading. This portfolio recorded net gains of $85 thousand during the first quarter of 2004 compared to net losses of $28 thousand during the first quarter of 2003.

Impairment losses on equity securities deemed to be other than temporary totaled $148 thousand during the first quarter of 2003. A majority of these losses were related to the decline in market value on the common stock of two companies held in Heartland’s available for sale equity securities portfolio. Those stocks were subsequently sold. Additionally, during the first quarter of 2003, an impairment loss on equity securities totaling $20 thousand was recorded on Heartland’s investment in a limited partnership. The fair value of the remaining portion of Heartland’s investment in this partnership at quarter-end was $80 thousand.

During the first quarter of 2004, a $73 thousand loss was recorded as a valuation adjustment on mortgage servicing rights. During the same quarter of 2003, a $298 thousand loss was recorded as a valuation adjustment on mortgage servicing rights. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At March 31, 2004, the remaining valuation adjustment totaled $204 thousand.

NONINTEREST EXPENSE

For the first quarter of 2004, noninterest expense increased $2.0 million or 12%, reflecting increased costs related to the August 2003 opening of Arizona Bank & Trust, Wisconsin Community Bank’s March 2003 opening of an additional branch in the Madison, Wisconsin market and the April 2003 formation of HTLF Capital Corp., Heartland’s investment banking subsidiary.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.1 million or 14% for the quarters under comparison. This category made up more than 50% of the total increase in noninterest expense. In addition to staffing increases at the holding company to provide support services to the growing number of bank subsidiaries, these increases were also attributable to the opening of Arizona Bank & Trust’s first branch location in Mesa, Arizona and Wisconsin Community Bank’s new branch location in Fitchburg, Wisconsin. Total full-time equivalent employees increased from 626 at quarter-end 2003 to 676 at quarter-end 2004, of which 15 were at the holding company, 13 at Arizona Bank & Trust and 10 at Wisconsin Community Bank.

Occupancy and furniture and equipment expense, in aggregate, increased $398 thousand or 22% for the quarters under comparison. These increases were primarily the result of the expansion efforts.

Fees for outside services increased by $391 thousand or 35% for the quarters under comparison. Contributing to these increases were the following:
  Additional professional fees were incurred in 2004 for services related to the implementation and compliance with the Sarbanes-Oxley Act of 2002.
  Early in 2004, Heartland embarked upon the implementation of Citrix technology across all its bank subsidiaries.
  Legal and professional fees related to Heartland's continuing expansion through branch and de novo bank formations, in addition to the exploration of potential acquisitions, continued to increase during 2004.
INCOME TAX EXPENSE

Income tax expense for the first quarter of 2004 decreased $223 thousand or 9% when compared to the same period in 2003. Heartland’s effective tax rate was 29.56% compared to 34.18% during the first quarter of 2003. In March of 2004, Dubuque Bank and Trust, Heartland’s flagship bank, acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits of approximately $400 thousand apply to the 2004 tax year. Also affecting the effective tax rate was an increase in the amount of tax-exempt interest income recorded during the first quarter of 2004.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases, including loans held for sale, increased $37.1 million, an increase of 3% since year-end 2003. Growth was experienced in all the loan portfolios except lease financing. Management is optimistic that loan growth will continue throughout the remaining quarters of 2004.

The commercial and commercial real estate loan portfolio grew $10.5 million or 1% during the first three months of 2004. Activity at Wisconsin Community Bank and our newest bank, Arizona Bank & Trust, was responsible for this growth.

Agricultural and agricultural real estate loans grew $4.0 million or 2% during the first three months of 2004. The majority of this growth occurred at Dubuque Bank and Trust Company, Heartland’s flagship bank in Dubuque, Iowa.

The residential mortgage loan portfolio experienced an increase of $2.4 million or 2%. A majority of this growth occurred at Wisconsin Community Bank and Arizona Bank & Trust. We do not anticipate continued growth in our residential mortgage loan portfolio, as many of the loans made, especially the 15- and 30-year fixed loans, are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Consumer loans increased $794 thousand or 1% during the first three months of 2004, primarily in home equity lines of credit at all of the Heartland bank subsidiaries except First Community Bank and New Mexico Bank & Trust. This product line was enhanced to build new customer relationships.

The table below presents the composition of the loan portfolio as of March 31, 2004, and December 31, 2003.

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Commercial and commercial real estate	$871,058	64.87%	$860,552	64.93%
Residential mortgage	150,807	11.23	148,376	11.19
Agricultural and agricultural real estate	170,164	12.68	166,182	12.54
Consumer	137,395	10.23	136,601	10.31
Lease financing, net	13,330.99		13,621	1.03

Gross loans and leases	1,342,754	100.00%	1,325,332	100.00%

Unearned discount	(1,824)		(1,836)
Deferred loan fees	(1,101)		(947)

Total loans and leases	1,339,829		1,322,549
Allowance for loan and lease losses	(19,171)		(18,490)

Loans and leases, net	$1,320,658		$1,304,059

Loans held for sale increased $19.8 million or 77% since year-end 2003. Of this growth, $11.4 million was commercial and commercial real estate loans at Wisconsin Community Bank that were structured to meet the USDA loan guaranty program requirements. We continue to explore opportunities to expand this area of our business, as was evidenced by the opening of a loan production office, primarily focused on this type of specialty lending, by Wisconsin Community Bank in Minneapolis, Minnesota last fall. The remainder of the growth in loans held for sale was in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market. Late in 2003, Wisconsin Community Bank entered into a partnership with two Wisconsin realtors to form WCB Mortgage LLC. This partnering of realtors with mortgage lenders has been instrumental to the growth experienced in the loans held for sale at Wisconsin Community Bank.

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of this report.

The allowance for loan and lease losses increased by $681 thousand or 4% during the first three months of 2004. The allowance for loan and lease losses at March 31, 2004, was 1.43% of loans and 356% of nonperforming loans, compared to 1.40% of loans and 333% of nonperforming loans at December 31, 2003. Nonperforming loans declined to $5.4 million or .40% of total loans and leases compared to $5.6 million or .42% of total loans and leases at December 31, 2003.

During the first three months of 2004, Heartland recorded net charge offs of $675 thousand compared to $341 thousand for the same period in 2003. One credit in the Albuquerque market was responsible for $642 thousand of the charge-offs in 2004.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2004	2003

Balance at beginning of period	$18,490	$16,091
Provision for loan and lease losses from continuing operations	1,356	1,304
Recoveries on loans and leases previously charged off	405	153
Loans and leases charged off	(1,080)	(494)

Balance at end of period	$19,171	$17,054

Net charge offs to average loans and leases	.05%	0.03%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of March 31,		As of December 31,
	2004	2003	2003	2002

Nonaccrual loans and leases	$4,909	$4,426	$5,092	$3,944
Loan and leases contractually past due 90 days or more	471	632	458	541

Total nonperforming loans and leases	5,380	5,058	5,550	4,485
Other real estate	503	117	599	452
Other repossessed assets	214	291	285	279

Total nonperforming assets	$6,097	$5,466	$6,434	$5,216

Nonperforming loans and leases to total loans and leases	0.40%	0.42%	0.42%	0.39%
Nonperforming assets to total assets	0.30%	0.30%	0.32%	0.29%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 22% of total assets at March 31, 2004, and December 31, 2003.

During the first three months of 2004, management continued to actively manage the securities portfolio to enhance total return on the portfolio. As the yield curve steepened, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. A partial liquidation of the available for sale equity securities portfolio was initiated during the first quarter of 2004, as management elected to redirect those funds into its expansion efforts.

The table below presents the composition of the available for sale securities portfolio by major category as of March 31, 2004, and December 31, 2003.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	March 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

U.S. Treasury securities	$498	0.11%	$499	0.11%
U.S. government agencies	176,046	38.88	182,435	40.48
Mortgage-backed securities	156,160	34.49	151,233	33.56
States and political subdivisions	95,895	21.18	93,210	20.68
Other securities	24,195	5.34	23,303	5.17

Total available for sale securities	$452,794	100.00%	$450,680	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at March 31, 2004, were $1.47 billion, a decrease of $19.3 million or 1% since year-end 2003, primarily due to a decline in demand deposit balances. The $18.9 million or 8% decline in demand deposit balances was due primarily to normal seasonal fluctuations that many banks experience during the first quarter of the year. Savings deposit account balances grew by $5.4 million or 1% while certificate of deposit account balances decreased by $5.7 million or 1% during the first three months of 2004.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the three-month period ended March 31, 2004, the amount of short-term borrowings increased $13.3 million or 8%.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. On January 31, 2004, Heartland entered into a credit agreement with three unaffiliated banks to replace the existing revolving credit lines as well as to increase availability under a revolving credit line. Under the new revolving credit line, Heartland may borrow up to $70.0 million. The previous credit line provided up to $50.0 million. The additional $20.0 million credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar-sized lines currently in place at those subsidiaries. At March 31, 2004, and December 31, 2003, a total of $25.0 million was outstanding on these credit lines.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $206.8 million on March 31, 2004, compared to $174.0 million on December 31, 2003. Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. On March 17, 2004, Heartland completed an additional issuance of $25.0 million in variable rate cumulative capital securities. This variable rate issuance matures on March 17, 2034 and bears interest at the rate of 2.75% per annum over the three-month LIBOR rate, as calculated each quarter. This issuance accounted for $25.0 million of the $32.8 million change in other borrowings since year-end 2003. A schedule of Heartland’s trust preferred offerings outstanding as of March 31, 2004, were as follows:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$25,000,000	10/18/99	9.60%	09/29/29	09/30/04
8,000,000	12/18/01	Variable	12/18/31	12/18/06
5,000,000	06/27/02	Variable	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08
25,000,000	03/17/04	Variable	03/17/34	03/17/09

$83,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks, except for Arizona Bank & Trust, own stock in the FHLB of Des Moines, Chicago or Dallas, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at March 31, 2004, had increased to $109.5 million from $101.5 million at December 31, 2003. Substantially all of these borrowings are fixed-rate advances for original terms between three and five years. To fund a portion of the fixed-rate commercial and residential loan growth experienced, Heartland entered into these FHLB advances.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2004		December 31, 2003

	Amount	Ratio	Amount	Ratio

Risk-Based Capital Ratios[1]
Tier 1 capital	$162,360	10.49%	$158,346	10.29%
Tier 1 capital minimum requirement	61,920	4.00%	61,536	4.00%

Excess	$100,440	6.49%	$96,810	6.29%

Total capital	$220,199	14.22%	$191,060	12.42%
Total capital minimum requirement	123,841	8.00%	123,072	8.00%

Excess	$96,358	6.22%	$67,988	4.42%

Total risk-adjusted assets	$1,548,009		$1,538,406

Leverage Capital Ratios[2]
Tier 1 capital	$162,360	8.19%	$158,346	8.07%
Tier 1 capital minimum requirement[3]	79,281	4.00%	78,464	4.00%

Excess	$83,079	4.19%	$79,882	4.07%

Average adjusted assets (less goodwill and other intangible assets)	$1,982,013		$1,961,588

[1]
Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

[2]	The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

[3]
Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In March of 2004, Heartland announced that it had signed a definitive agreement to acquire the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The purchase price will be approximately $2.5 million, all in cash. The transaction is expected to close during the third quarter of 2004, subject to regulatory and stockholder approval. The Wealth Management Group, Colonial Trust Company’s personal trust division, had core assets of $193 million at December 31, 2003, and revenues of $1.1 million in the twelve-month period ended December 31, 2003.

In February of 2004, Heartland announced that it had signed a definitive agreement to acquire Rocky Mountain Bancorporation, the holding company for Rocky Mountain Bank, a financial institution providing retail and commercial banking services from eight locations throughout Montana. The purchase price will be approximately $34.5 million, and will consist of a minimum of 50% Heartland common stock and the remainder in cash. The transaction is expected to close during the second quarter of 2004, subject to stockholder approval. Rocky Mountain Bancorporation had assets of $370 million at December 31, 2003, and revenues of $2.3 million in the twelve-month period ended December 31, 2003.

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

Heartland had an incentive compensation agreement with certain employees of one of the bank subsidiaries, none of whom is an executive officer of Heartland, that required a total payment of $3.5 million to be made no later than February 29, 2004, to those who remained employed with the subsidiary on December 31, 2003. On January 15, 2004, one-third of the payment was made in cash and the remaining two-thirds in stock options on Heartland’s common stock exercisable in 2005 and 2006. The obligation was accrued over the performance period.

On March 17, 2004, Heartland completed an offering of $25.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust IV. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 17, June 17, September 17 and December 17 of each year. The debentures will mature and the trust preferred securities must be redeemed on March 17, 2034. Heartland has the option to shorten the maturity date to a date not earlier than March 17, 2009. For regulatory purposes, all $25.0 million qualified as Tier 2 capital on March 31, 2004.

The renovation and construction of a 60,000 square foot facility to accommodate the operations and support functions of Heartland is near completion on property in downtown Dubuque, Iowa, across the street from Dubuque Bank and Trust’s main facility. A few departments have been relocated to the new building and the relocation of the remaining support functions is targeted for completion by the end of the second quarter of 2004. A reduction in overall costs on this project will result from tax credits and other incentives made available on the project as it includes the rehabilitation of two historical structures and the creation of new jobs. Total costs are estimated to be $9.0 million, of which $8.2 million had already been expended at March 31, 2004. Net costs, after historic tax credits and other incentives, are estimated to be $5.5 million.

Heartland continues to explore opportunities to expand its consortium of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. The acquisition of Rocky Mountain Bank represents Heartland’s expansion into a new region of the United States and allows Heartland to expand its geographic footprint. An important factor in the decision to acquire Rocky Mountain Bank was its dedication to customer relationship building at the community level, which is deeply ingrained in Heartland’s culture and one of the major factors considered when pursuing expansion opportunities. Likewise, the acquisition of the Wealth Management Group of Colonial Trust Company provides the opportunity to grow our trust business within our key Southwestern marketplace. Future expenditures relating to expansion efforts are not estimable at this time.

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

Net cash outflows from investing activities was $25.6 million during the first quarter of 2004, compared to $67.4 million during the same quarter of 2003. The majority of this change was a result of slower loan growth during the first three months of 2004 compared to the same three months in 2003.

Net cash provided by financing activities was $25.2 million during the first three month of 2004 compared to $13.6 million during same three months in 2003. The increase in net cash provided by financing activities during 2004 was primarily a result of the March issuance of $25.0 million in trust preferred securities. During the first quarter of 2004, deposits in total decreased, whereas during 2003, only the demand deposit category experienced a decrease. Heartland was not as aggressive in its pricing on time deposits during the first quarter of 2004, as the trust preferred issuance provided excess funding in the short-term.

Total cash from operating activities was an outflow of $11.8 million during the first quarter of 2004 compared to an inflow of $9.5 million during the same quarter of 2003. The significant change occurred as a result of activity in loans originated for sale.

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

At March 31, 2004, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $70.0 million, of which $25.0 million had been borrowed at March 31, 2004. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2004, Heartland was in compliance with the covenants contained in these credit agreements.

RECENT REGULATORY DEVELOPMENTS

On March 31, 2004, Illinois Governor Blagojevich signed an Executive Order that would create a new state agency called the Department of Financial and Professional Regulation (the "DFPR"). As issued, the Executive Order provides that the DFPR would replace the Office of Banks and Real Estate, the Department of Financial Institutions, the Department of Insurance and the Department of Professional Regulation. The DFPR would be established on July 1, 2004, unless the Executive Order is challenged. At this time, it is not possible to predict the impact that the creation of the DFPR would have on Heartland and its subsidiaries.

OTHER DEVELOPMENTS

At its regular board meeting held on April 20, 2004, Heartland appointed current Chief Financial Officer and Executive Vice President John K. Schmidt to the additional post of Chief Operating Officer. Mr. Schmidt will join Lynn S. Fuller and Lynn B. Fuller in sharing the vice chairmanship of Dubuque Bank and Trust. Additionally, he will replace Lynn B. Fuller as Vice Chairman at three of Heartland’s subsidiary banks, Galena State Bank, Riverside Community Bank and First Community Bank. Mr. Schmidt also serves as a member of Heartland’s board of directors.

Mr. Schmidt is also the current President and Chief Executive Officer of Dubuque Bank and Trust. He will be leaving this position after Dubuque Bank and Trust’s annual meeting on May 19, 2004, when Douglas J. Horstmann will be elected to its board of directors and become its new President and Chief Executive Officer. Mr. Horstmann joined Dubuque Bank and Trust in 1980 as a commercial loan officer and has focused his career in lending since that time. He will also continue on as Heartland’s Senior Vice President, Lending.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland’s market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland’s assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Management does not believe that Heartland’s primary market risk exposures and how those exposures have been managed to-date in 2004 changed significantly when compared to 2003.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of March 31, 2004, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $1.6 million on March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2003. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective. There have been no significant changes in Heartland’s internal controls or in other factors that could significantly affect internal controls

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended March 31, 2004, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/04 - 01/31/04	4,057	$19.46	N/A	N/A
02/01/04 - 02/29/04	23,184	20.02	N/A	N/A
03/01/04 - 03/31/04	17,601	18.56	N/A	N/A
Total:	44,842	$19.39	N/A	N/A

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

On March 26, 2004, Heartland filed a report on Form 8-K stating under Item 5 that Heartland issued a press release announcing that Heartland entered a definitive agreement to acquire the Wealth Management Group of Colonial Trust Company.

On April 23, 2004, Heartland filed a report on Form 8-K stating under Item 5 that Heartland issued a press release announcing that its Board of Directors had appointed current chief financial officer and executive vice president John K. Schmidt to the additional post of chief operating officer, effective immediately.

On April 26, 2004, Heartland filed a report on Form 8-K stating under Item 12 that Heartland issued a press release announcing its earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

HEARTLAND FINANCIAL USA, INC.
(Registrant)

Principal Executive Officer

Date: May 10, 2004	By:	/s/ Lynn B. Fuller
Lynn B. Fuller
President and Chief Executive Officer

Principal Financial and Accounting Officer

Date: May 10, 2004	By:	/s/ John K. Schmidt
John K. Schmidt
Executive V.P., Chief Operating Officer, Chief Financial Officer