Form 10-Q
period 2004-06-30
HEARTLAND FINANCIAL USA INC
filed 2004-08-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 6, 2004, the Registrant had outstanding 16,367,385 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)

	6/30/04 (Unaudited)	12/31/03

ASSETS
Cash and due from banks	$87,486	$68,424
Federal funds sold and other short-term investments	7,458	3,445

Cash and cash equivalents	94,944	71,869
Time deposits in other financial institutions	1,154	1,132
Securities:
Trading, at fair value	104	1,073
Available for sale, at fair value (cost of $462,052 at June 30, 2004, and $441,606 at December 31, 2003)	460,818	450,680
Loans held for sale	42,198	25,678
Gross loans and leases:
Loans and leases	1,689,109	1,322,549
Allowance for loan and lease losses	(23,901)	(18,490)

Loans and leases, net	1,665,208	1,304,059
Assets under operating leases	33,285	31,636
Premises, furniture and equipment, net	73,249	49,842
Other real estate, net	433	599
Goodwill, net	31,967	20,167
Core deposit premium and mortgage servicing rights, net	9,690	5,069
Other assets	63,786	56,562

TOTAL ASSETS	$2,476,836	$2,018,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$301,875	$246,282
Savings	685,014	569,286
Time	842,989	676,920

Total deposits	1,829,878	1,492,488
Short-term borrowings	225,284	176,835
Other borrowings	219,056	173,958
Accrued expenses and other liabilities	38,410	34,162

TOTAL LIABILITIES	2,312,628	1,877,443

STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares at June 30, 2004, and 16,000,000 at December 31, 2003; issued 16,547,482 shares at June 30, 2004, and 15,261,714 shares at December 31, 2003)	16,547	15,262
Capital surplus	40,792	20,065
Retained earnings	109,802	102,584
Accumulated other comprehensive income (loss)	(1,279)	4,794
Treasury stock at cost (94,598 shares at June 30, 2004, and 98,211 shares at December 31, 2003, respectively)	(1,654)	(1,782)

TOTAL STOCKHOLDERS’ EQUITY	164,208	140,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,476,836	$2,018,366

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

INTEREST INCOME:
Interest and fees on loans and leases	$23,897	$21,606	$45,657	$42,742
Interest on securities:
Taxable	2,698	2,064	6,306	5,231
Nontaxable	1,064	986	2,090	1,911
Interest on federal funds sold and other short-term investments	9	116	14	130
Interest on interest bearing deposits in other financial institutions	46	48	90	97

TOTAL INTEREST INCOME	27,714	24,820	54,157	50,111

INTEREST EXPENSE:
Interest on deposits	6,987	7,072	13,556	14,105
Interest on short-term borrowings	699	545	1,296	1,178
Interest on other borrowings	2,741	1,996	5,175	3,862

TOTAL INTEREST EXPENSE	10,427	9,613	20,027	19,145

NET INTEREST INCOME	17,287	15,207	34,130	30,966
Provision for loan and lease losses	991	922	2,347	2,226

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	16,296	14,285	31,783	28,740

NONINTEREST INCOME:
Service charges and fees	2,468	1,449	4,595	2,756
Trust fees	1,121	858	2,141	1,810
Brokerage commissions	350	216	628	363
Insurance commissions	158	166	382	416
Securities gains, net	327	478	1,867	1,158
Gain (loss) on trading account securities	(10)	277	75	249
Impairment loss on equity securities	-	(22)		(170)
Rental income on operating leases	3,461	3,477	6,923	6,895
Gain on sale of loans	845	1,689	1,372	3,221
Valuation adjustment on mortgage servicing rights	186	(694)	113	(992)
Other noninterest income	682	517	1,213	1,180

TOTAL NONINTEREST INCOME	9,588	8,411	19,309	16,886

NONINTEREST EXPENSES:
Salaries and employee benefits	9,270	8,075	18,091	15,835
Occupancy	1,215	939	2,278	1,856
Furniture and equipment	1,325	973	2,452	1,848
Depreciation on equipment under operating leases	2,869	2,825	5,730	5,612
Outside services	1,471	1,162	2,972	2,272
FDIC deposit insurance assessment	61	54	112	107
Advertising	637	613	1,176	1,086
Core deposit premium amortization	144	101	232	202
Other noninterest expenses	2,220	1,833	4,185	3,814

TOTAL NONINTEREST EXPENSES	19,212	16,575	37,228	32,632

INCOME BEFORE INCOME TAXES	6,672	6,121	13,864	12,994
Income taxes	2,097	1,914	4,223	4,263

NET INCOME	$4,575	$4,207	$9,641	$8,731

EARNINGS PER COMMON SHARE-BASIC	$0.29	$0.28	$0.63	$0.59
EARNINGS PER COMMON SHARE – DILUTED	$0.29	$0.28	$0.62	$0.58
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.07	$0.16	$0.14

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at January 1, 2003	$9,906	$16,725	$94,048	$4,230	$(868)	$124,041
Net income			8,731			8,731
Unrealized gain (loss) on securities available for sale				3,595		3,595
Unrealized gain (loss) on derivatives arising during the period, net of reclassification of $117				(198)		(198)
Reclassification adjustment for net security gains realized in net income				(988)		(988)
Income taxes				(819)		(819)

Comprehensive income						10,321
Cash dividends declared:
Common, $.14 per share			(1,976)			(1,976)
Purchase of 293,116 shares of common stock					(5,469)	(5,469)
Issuance of 607,102 shares of common stock	268	3,807			5,960	10,035

Balance at June 30, 2003	$10,174	$20,532	$100,803	$5,820	$(377)	$136,952

Balance at January 1, 2004	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net income			9,641			9,641
Unrealized gain (loss) on securities available for sale				(7,724)		(7,724)
Unrealized gain (loss) on derivatives arising during the period, net of reclassification of $63				389		389
Reclassification adjustment for net security gains realized in net income				(1,867)		(1,867)
Income taxes				3,129		3,129

Comprehensive income						3,568
Cash dividends declared:
Common, $.16 per share			(2,423)			(2,423)
Purchase of 151,023 shares of common stock					(2,762)	(2,762)
Issuance of 1,440,404 shares of common stock	1,285	20,727			2,890	24,902

Balance at June 30, 2004	$16,547	$40,792	$109,802	$(1,279)	$(1,654)	$164,208

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six Months Ended

	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,641	$8,731
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	8,114	7,550
Provision for loan and lease losses	2,347	2,226
Provision for income taxes less than payments	1,017	1,811
Net amortization of premium on securities	1,685	3,480
Net gains on sales of securities	(1,867)	(1,158)
Net decrease (increase) in trading account securities	969	(115)
Loss on impairment of equity securities	-	170
Loans originated for sale	(116,454)	(219,507)
Proceeds on sales of loans	101,306	214,392
Net gain on sales of loans	(1,372)	(3,221)
Decrease in accrued interest receivable	153	50
Decrease in accrued interest payable	(68)	(38)
Other, net	(1,168)	(1,218)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,803	13,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of time deposits in other financial institutions	-	128
Proceeds from the sale of securities available for sale	100,968	37,078
Proceeds from the maturity of and principal paydowns on securities available for sale	51,725	96,409
Purchase of securities available for sale	(122,838)	(113,385)
Net increase in loans and leases	(85,740)	(72,643)
Purchase of bank-owned life insurance policies	-	(15,000)
Increase in assets under operating leases	(7,379)	(6,417)
Capital expenditures	(13,375)	(9,110)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	2,958	-
Proceeds on sale of foreclosed assets	239	899

NET CASH USED BY INVESTING ACTIVITIES	(73,442)	(82,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	23,845	16,658
Net increase in time deposit accounts	27,548	48,591
Net increase (decrease) in short-term borrowings	30,981	(24,507)
Proceeds from other borrowings	35,576	25,750
Repayments of other borrowings	(21,783)	(5,843)
Purchase of treasury stock	(2,762)	(5,469)
Proceeds from sale of common stock	732	1,278
Dividends paid	(2,423)	(1,976)

NET CASH PROVIDED BY FINANCING ACTIVITIES	91,714	54,482

Net increase (decrease) in cash and cash equivalents	22,575	(14,406)
Cash and cash equivalents at beginning of year	71,869	100,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,944	$86,586

Supplemental disclosures:
Cash paid for income/franchise taxes	$1,419	$2,623
Cash paid for interest	$19,339	$20,141
Acquisitions:
Assets acquired	$373,209	$-

Cash paid for purchase of stock	$(9,632)	$-
Cash acquired	12,590	-

Net cash received in acquisition	$2,958	$-

Common stock issued for acquisition	$24,082	$-

See accompanying notes to consolidated financial statements

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

The financial information of Heartland included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended June 30, 2004, are not necessarily indicative of the results expected for the year ending December 31, 2004.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2004 and 2003, are shown in the tables below:

	Three Months Ended

(Dollars in thousands)	6/30/04	6/30/03

Net income	$4,575	$4,207
Weighted average common shares outstanding for basic earnings per share (000’s)	15,597	14,812
Assumed incremental common shares issued upon exercise of stock options (000’s)	239	277

Weighted average common shares for diluted earnings per share (000’s)	15,836	15,089

Earnings per common share – basic	$0.29	$0.28
Earnings per common share – diluted	$0.29	$0.28

	Six Months Ended

(Dollars in thousands)	6/30/04	6/30/03

Net income	$9,641	$8,731
Weighted average common shares outstanding for basic earnings per share (000’s)	15,382	14,825
Assumed incremental common shares issued upon exercise of stock options (000’s)	243	282

Weighted average common shares for diluted earnings per share (000’s)	15,625	15,107

Earnings per common share – basic	$0.63	$0.59
Earnings per common share – diluted	$0.62	$0.58

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

	Three Months Ended		Six Months Ended

(Dollars in thousands, except per share date)	6/30/04	6/30/03	6/30/04	6/30/03

Net income as reported	$4,575	$4,207	$9,641	$8,731
Pro forma	4,568	4,207	9,441	8,515
Earnings per share – basic as reported	$0.29	$0.28	$.63	$.59
Pro forma	0.29	0.28	.61	.57
Earnings per share – diluted as reported	$0.29	$0.28	$.62	$.58
Pro forma	0.29	0.28	.60	.56

Effect of New Financial Accounting Developments

On March 9, 2004, Securities and Exchange Commission Staff Accounting Bulletin 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”, was issued. SAB 105 summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of the guidance in SAB 105 for all new loan commitments signed after April 1, 2004, did not have a material effect on Heartland’s financial statements.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization, in thousands, at June 30, 2004, and December 31, 2003, is presented in the table below:

	June 30, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets:
Core deposit premium	$9,218	$2,692	$4,492	$2,460
Mortgage servicing rights	3,900	736	3,712	675

Total	$13,118	$3,428	$8,204	$3,135

Unamortized intangible assets		$9,690		$5,069

Core deposit premium amortization expense was $232 thousand for the six months ended June 30, 2004, and $404 thousand for the year ended December 31, 2003.  Amortization expense on mortgage servicing rights was $599 thousand for the six months ended June 30, 2004, and $2.3 million for the year ended December 31, 2003.

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2004. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The valuation allowance on mortgage servicing rights was $18 thousand at June 30, 2004, and $131 thousand at December 31, 2003.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Premium	Mortgage Servicing Rights	Total

Six months ended December 31, 2004	$513	$522	$1,035

Year ended December 31,
2005	959	755	1,713
2006	856	629	1,485
2007	787	503	1,291
2008	787	377	1,165
2009	704	252	955

NOTE 3: ACQUISITIONS

In March 2004, Heartland announced that it had signed a definitive agreement to acquire the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The purchase price will be approximately $2.5 million, all in cash. The transaction is expected to close during the third quarter of 2004, subject to regulatory and stockholder approval. The Wealth Management Group, Colonial Trust Company’s personal trust division, had core assets under management of $193.0 million at December 31, 2003, and revenues of $1.1 million in the twelve-month period ended December 31, 2003.

On June 1, 2004, Heartland consumated its acquisition of 100% of the outstanding common stock of the Rocky Mountain Bancorporation, the one-bank holding company of Rocky Mountain Bank with eight locations in the Montana communities of Bigfork, Billings, Bozeman, Broadus, Plains, Plentywood, Stevensville and Whitehall. Consistent with its strategy, the Heartland board believed that this acquisition provided an opportunity to expand into the Rocky Mountain region and extend its presence into the western portion of the United States, an area that they believe has good growth potential. The board also believed that Rocky Mountain Bank’s dedication to customer relationship building at the community level is a strategic fit with Heartland’s culture. Rocky Mountain Bank had total assets of $353.5 million, total loans of $278.1 million and total deposits of $285.7 million immediately prior to close on May 31, 2004. The purchase price for Rocky Mountain Bancorporation of $34.5 million consisted of $10.4 million cash and 1,387,227 shares of Heartland common stock valued at $18.34 per share. The results of operations of Rocky Mountain Bank are included in the consolidated financial statements from the acquisition date. The resultant acquired deposit base intangible of $4.7 million is being amortized over a period of 10 years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $11.8 million is classified as goodwill on Heartland’s consolidated financial statements.

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

Heartland has an irrevocable obligation to repurchase the common shares of Arizona Bank & Trust owned by minority shareholders on August 18, 2008. The minority shareholders are obligated to sell their shares to Heartland on that same date. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through June 30, 2004, Heartland accrued interest on the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time through August 18, 2008, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of June 30, 2004, included in other borrowings is $2.1 million.

NOTE 5: JUNIOR SUBORDINATED DEBENTURES

Heartland had five wholly-owned trust subsidiaries that were formed to issue trust preferred securities. At March 31, 2004, as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities”, we deconsolidated the trust subsidiaries. As a result of the deconsolidation, an additional $2.5 million of junior subordinated debentures previously issued by Heartland to the trust subsidiaries was included in other borrowings on the consolidated balance sheet at March 31, 2004. The acquisition of Rocky Mountain Bancorporation increased the amount of junior subordinated debentures included in other borrowings on the consolidated balance sheet at June 30, 2004, to $2.7 million. The common stock issued by the trust subsidiaries was recorded in securities available for sale in the consolidated balance sheet effective March 31, 2004. Prior to March 31, 2004, the trust subsidiaries were consolidated subsidiaries and were included in other borrowings in the consolidated balance sheet. The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

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

GENERAL

Heartland’s results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges, fees and gains on loans, rental income on operating leases and trust income, also affects Heartland’s results of operations. Heartland’s principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases and provision for loan and lease losses.

Net income for the second quarter of 2004 was $4.6 million, or $0.29 per diluted share, an increase of $368 thousand or 9%, over net income of $4.2 million, or $0.28 per diluted share, during the second quarter of 2003. On an annualized basis, return on average equity was 12.23% and return on average assets was 0.84% for the second quarter of 2004, compared to 13.15% and .92%, respectively, for the same quarter in 2003.

Heartland completed a number of its recent growth initiatives during the second quarter of 2004. Arizona Bank & Trust opened its second location in the Phoenix area. Another significant step to achieve critical mass in that important new market, the pending acquisition of the Wealth Management Group of Colonial Trust Company is anticipated to close during the third quarter of 2004. Effective June 1, 2004, Heartland expanded into the Rocky Mountain region through the acquisition of Rocky Mountain Bancorporation, a one-bank holding company headquartered in Billings, Montana. As a result of this acquisition, Rocky Mountain Bank joined the Heartland family of community banks, providing banking services in eight communities throughout the state of Montana. Additionally, in June 2004 a majority of Heartland’s operations resources moved into a new state-of-the-art operations center in Dubuque, Iowa. While the startup costs incurred in expansion efforts can initially be a drag on current earnings, we are confident they will provide a firm foundation for future success.

Contributing to the improved earnings during the second quarter of 2004 was the $2.1 million or 14% expansion in net interest income. Also contributing, noninterest income increased $1.2 million or 14%. In addition to growth in service charges and fees, there was a reversal in the valuation allowance on mortgage servicing rights during the second quarter of 2004 compared to an increase in the valuation allowance during the same quarter of 2003. These improvements were partially offset by a reduction in gains on sale of loans. Noninterest expense increased $2.6 million or 16% due primarily to increased costs related to expansion efforts and the implementation of provisions of the Sarbanes-Oxley Act of 2002.

For the six-month period ended on June 30, 2004, net income improved by $910 thousand or 10%, growing to $9.6 million or $.62 per diluted share from the $8.7 million or $.58 per diluted share recorded during 2003. On an annualized basis, return on average equity was 13.22% and return on average assets was 0.92% for the first six months of 2004, compared to 13.84% and .98%, respectively, for the same period in 2003.

The improved earnings during the first six months of 2004 was partially due to the $3.2 million or 10% growth in net interest income. Also contributing was the $2.4 million or 14% improvement in noninterest income driven primarily by securities gains, service charges and fees and the reversal in the valuation allowance on mortgage servicing rights compared to a much larger increase in that valuation allowance during the same period in 2003. Again, these improvements were partially offset by a reduction in gains on sale of loans. Noninterest expense for the six-month period experienced an increase of $4.6 million or 14%, primarily due to costs associated with expansion efforts and the implementation of provisions of the Sarbanes-Oxley Act of 2002.

Total assets exceeded $2.47 billion at June 30, 2004, up $458 million since year-end 2003. Total loans and leases were $1.73 billion at June 30, 2004, an increase of $383.1 million since year-end 2003. Exclusive of the Rocky Mountain Bank acquisition, Dubuque Bank and Trust Company, Wisconsin Community Bank and Arizona Bank & Trust were major contributors to the $99.2 million or 7% growth in loans, primarily in the commercial and commercial real estate category. Wisconsin Community Bank continues to record strong gains in structuring financing under the USDA and SBA loan guaranty programs. Total deposits at June 30, 2004, were $1.83 billion, an increase of $337.4 million since year-end 2003. Exclusive of the Rocky Mountain Bank acquisition, the $42.4 million or 3% growth in deposits came primarily from Wisconsin Community Bank, Arizona Bank & Trust and Riverside Community Bank.

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
There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2004. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate further deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest income totaled $17.9 million during the second quarter of 2004, an increase of $2.1 million or 14% from the $15.8 million recorded during the second quarter of 2003. Contributing to this increase was the 18% growth in average earning assets, which were $1.95 billion during the second quarter of 2004 compared to $1.65 billion during the second quarter of 2003. Interest income in the second quarter of 2004 totaled $28.3 million compared to $25.4 million in the second quarter of 2003, primarily as a result of growth in the loan portfolio. Interest expense for the second quarter of 2004 was $10.4 million compared to $9.6 million in the second quarter of 2003. A large portion of the growth in interest expense was a result of the issuance of $20.0 million of 8.25% cumulative trust preferred securities on October 20, 2003, and $25.0 million of variable-rate cumulative trust preferred securities on March 17, 2004. Rocky Mountain Bank contributed $1.1 million to net interest income during its one month of operations under the Heartland umbrella. Of this, interest income totaled $1.6 million and interest expense totaled $484 thousand.

For the six-month period ended June 30, 2004, net interest income increased $3.3 million or 10%, going from $32.0 million in 2003 to $35.3 million in 2004. This improvement was due primarily to a $244.9 million or 15% growth in average earning assets, which were $1.86 billion during the first six months of 2004 compared to $1.62 billion during the same period in 2003. Interest income increased $4.2 million or 8%, due primarily to growth in the loan portfolio. Interest expense increased $882 thousand or 5% as a result of the recent issuances of trust preferred securities. This increase in interest expense would have been larger had it not been for the $549 thousand or 4% decline in interest paid on deposits during the six-month comparative period.

Net interest margin, expressed as a percentage of average earning assets, was 3.70% during the second quarter of 2004 compared to 3.82% for the same period in 2003 and 3.93% for the first quarter of 2004. For the first six months of 2004, net interest margin was 3.81%, compared to 3.99% in the same period one year ago. Net interest margin was negatively impacted by the carrying costs associated with the issuance of $20.0 million of 8.25% cumulative trust preferred securities on October 20, 2003, and $25.0 million of variable-rate cumulative trust preferred securities on March 17, 2004. The proceeds from these offerings will be used for general corporate purposes, including future acquisitions or the redemption of trust preferred securities. The reduction in the net interest margin percentage in the second quarter of 2004 compared to the first quarter of 2004 resulted primarily from a decrease in the return on the mortgage-backed securities held in the securities portfolio. During the first quarter of 2004, premium amortization on Heartland’s mortgage-backed securities portfolio decreased as prepayment activity slowed.

On June 30, 2004, the Federal Open Market Committee decided to raise its target for the federal funds rate by 25 basis points to 1.25%. Correspondingly, the national prime rate rose to 4.25%. Management has been successful in the utilization of floors on its commercial loan portfolio to minimize the affect downward rates have on Heartland’s interest income. As rates edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. On the liability side, management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs. Heartland’s interest rate risk modeling indicates that a 200 basis point parallel shift upward in rates, assuming the balance sheet remains static, would potentially result in a 2% reduction in net interest margin over a 12 month period. Growth in Heartland’s balance sheet and improvement in the mix of its funding should help mitigate the pressure on net interest margin in a rising rate environment.

The table below sets forth certain information relating to Heartland’s average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the quarters and six-month periods indicated. Dividing income or expense by the average balance of assets or liabilities derives such yield and costs. Average balances are derived from daily balances. Nonaccrual loans and loans held for sale are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended June 30, 2004 and 2003 (Dollars in thousands)
	2004			2003

	Average Balance	Interest	Rate	Average Balance	Interest	Rate

EARNING ASSETS
Securities:
Taxable	$355,576	$2,698	3.05%	$301,868	$2,064	2.74%
Nontaxable[1]	90,279	1,612	7.18	79,852	1,494	7.50

Total securities	445,855	4,310	3.89	381,720	3,558	3.74
Interest bearing deposits	5,861	46	3.16	8,534	48	2.26
Federal funds sold	3,296	9	1.10	37,618	116	1.24
Loans and leases:
Commercial and commercial real estate[1]	986,723	14,070	5.74	784,246	12,166	6.22
Residential mortgage	180,334	2,642	5.89	160,822	2,557	6.38
Agricultural and agricultural real estate[1]	187,422	3,094	6.64	166,327	2,774	6.69
Consumer	143,619	2,927	8.20	120,129	2,835	9.47
Direct financing leases, net	13,559	208	6.17	10,792	197	7.32
Fees on loans	-	1,020	-	-	1,113	-
Less: allowance for loan and lease losses	(20,906)	-	-	(17,253)	-	-

Net loans and leases	1,490,751	23,961	6.46	1,225,063	21,642	7.09

Total earning assets	1,945,763	28,326	5.86	1,652,935	25,364	6.15
NONEARNING ASSETS	254,814	-	-	188,713	-	-

TOTAL ASSETS	$2,200,577	$28,326	5.18%	$1,841,648	$25,364	5.52%

INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$619,816	$1,266	0.82%	$517,855	$1,221	0.95
Time, $100,000 and over	147,569	944	2.57	147,624	968	2.63
Other time deposits	590,045	4,777	3.26	530,619	4,883	3.69
Short-term borrowings	201,690	699	1.39	155,231	545	1.41
Other borrowings	193,563	2,741	5.70	131,213	1,996	6.10

Total interest bearing liabilities	1,752,683	10,427	2.39	1,482,542	9,613	2.60

NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	257,502	-	-	193,756	-	-
Accrued interest and other liabilities	39,996	-	-	37,015	-	-

Total noninterest bearing liabilities	297,498	-	-	230,771	-	-
STOCKHOLDERS’ EQUITY	150,396	-	-	128,335	-	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,200,577	$10,427	1.91%	$1,841,648	$9,613	2.09%

Net interest income[1]		$17,899			$15,751

Net interest income to total earning assets[1]			3.70%			3.82%

Interest bearing liabilities to earning assets	90.08%			89.69%

[1] Tax equivalent basis is calculated using an effective tax rate of 34%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the six months ended June 30, 2004 and 2003 (Dollars in thousands)
	2004			2003

	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$354,099	$6,306	3.58%	$309,092	$5,231	3.41%
Nontaxable[1]	88,493	3,166	7.19	77,117	2,895	7.57

Total securities	442,592	9,472	4.30	386,209	8,126	4.24
Interest bearing deposits	5,452	14.52		8,510	97	2.30
Federal funds sold	2,668	90	6.78	21,298	130	1.23
Loans and leases:
Commercial and commercial real estate[1]	935,999	26,902	5.78	770,651	24,129	6.31
Residential mortgage	167,250	4,910	5.90	155,095	5,040	6.55
Agricultural and agricultural real estate[1]	177,421	5,819	6.60	163,950	5,455	6.71
Consumer	138,922	5,768	8.35	118,815	5,636	9.57
Direct financing leases, net	13,485	417	6.22	11,340	429	7.63
Fees on loans	-	1,959	-	-	2,127	-
Less: allowance for loan and lease losses	(19,881)	-	-	(16,842)	-	-

Net loans and leases	1,413,196	45,775	6.51	1,203,009	42,816	7.18

Total earning assets	1,863,908	55,351	5.97	1,619,026	51,169	6.37
NONEARNING ASSETS	238,589	-	-	185,796	-	-

TOTAL ASSETS	$2,102,497	$55,351	5.29%	$1,804,822	$51,169	5.72%

INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$594,220	$2,433.82		$510,923	$2,485.98
Time, $100,000 and over	142,183	1,791	2.53	140,783	1,902	2.72
Other time deposits	566,361	9,332	3.31	519,009	9,718	3.78
Short-term borrowings	185,528	1,296	1.40	146,441	1,178	1.62
Other borrowings	188,536	5,175	5.52	136,387	3,862	5.71

Total interest bearing liabilities	1,676,828	20,027	2.40	1,453,543	19,145	2.66

NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	241,941	-	-	187,525	-	-
Accrued interest and other liabilities	37,081	-	-	36,566	-	-

Total noninterest bearing liabilities	279,022	-	-	224,091	-	-
STOCKHOLDERS’ EQUITY	146,647	-	-	127,188	-	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,102,497	$20,027	1.92%	$1,804,822	$19,145	2.14%

Net interest income[1]		$35,324			$32,024

Net interest income to total earning assets[1]			3.81%			3.99%

Interest bearing liabilities to earning assets	89.96%			89.78%

[1] Tax equivalent basis is calculated using an effective tax rate of 34%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during the second quarter of 2004 was $991 thousand, an increase of $69 thousand or 7% when compared to the same quarter of 2003. During the first six months of 2004, the provision for loan losses was $2.3 million, an increase of $121 thousand or 5%. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

	Three Months Ended

	June 30, 2004	June 30, 2003	Change	% Change

NONINTEREST INCOME:
Service charges and fees	$2,468	$1,449	$1,019	70.32%
Trust fees	1,121	858	263	30.65
Brokerage commissions	350	216	134	62.04
Insurance commissions	158	166	(8)	(4.82)
Securities gains, net	327	478	(151)	(31.59)
Gain (loss) on trading account securities	(10)	277	(287)	(103.61)
Impairment loss on equity securities	-	(22)	22	100.00
Rental income on operating leases	3,461	3,477	(16)	(0.46)
Gain on sale of loans	845	1,689	(844)	(49.97)
Valuation adjustment on mortgage servicing rights	186	(694)	880	126.80
Other noninterest income	682	517	165	31.91

TOTAL NONINTEREST INCOME	$9,588	$8,411	$1,177	13.99%

	Six Months Ended

	June 30, 2004	June 30, 2003	Change	% Change

NONINTEREST INCOME:
Service charges and fees	$4,595	$2,756	$1,839	66.73%
Trust fees	2,141	1,810	331	18.29
Brokerage commissions	628	363	265	73.00
Insurance commissions	382	416	(34)	(8.17)
Securities gains, net	1,867	1,158	709	61.23
Gain (loss) on trading account securities	75	249	(174)	(69.88)
Impairment loss on equity securities	-	(170)	170	100.00
Rental income on operating leases	6,923	6,895	28	0.41
Gain on sale of loans	1,372	3,221	(1,849)	(57.40)
Valuation adjustment on mortgage servicing rights	113	(992)	1,105	111.39
Other noninterest income	1,213	1,180	33	2.80

TOTAL NONINTEREST INCOME	$19,309	$16,886	$2,423	14.35%

Noninterest income increased $1.2 million or 14% during the second quarter of 2004 when compared to the same quarter in 2003. In addition to growth in service charges and fees, there was a reversal in the valuation allowance on mortgage servicing rights during the second quarter of 2004 compared to an increase in the valuation allowance during the same quarter of 2003. These improvements were partially offset by a reduction in gains on sale of loans.

On a year-to-date comparative basis, noninterest income increased $2.4 million or 14%. The noninterest income categories reflecting significant improvement during the six-month comparative period were service charges and fees, securities gains and valuation adjustments on mortgage servicing rights. These improvements were again offset by a reduction in the gains on sale of loans. Rocky Mountain Bank recorded $198 thousand in noninterest income during its first month of operations under the Heartland umbrella of community banks, which was 17% of the change for the quarter and 8% of the change for the six-month period.

Service charges and fees increased $1.0 million or 70% during the quarters under comparison. On a six-month comparative basis, service charges and fees increased $1.8 million or 67%. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Heartland’s mortgage loan servicing portfolio grew from $464.0 million at June 30, 2003, to $554.0 million at June 30, 2004, generating additional mortgage loan servicing fees of $73 thousand for the quarter and $166 thousand for the six-month period, increases of 28% and 33%, respectively. The most significant impact to service charges and fees was the $343 thousand or 51% reduction for the quarter and $619 thousand or 51% reduction for the six-month period in the amortization on the mortgage servicing rights associated with the mortgage loan servicing portfolio. During 2004, prepayment activity in the portfolio caused by refinancing activity had slowed. Service charges on deposit products are also included in this category. An overdraft privilege feature on our checking account product line resulted in the generation of additional service charge revenue of approximately $222 thousand for the quarter and $372 thousand for the six-month period, increases of 29% and 26%, respectively. Additionally, included in the service charges and fees category were fees generated by HTLF Capital Corp., our investment banking subsidiary formed in May of 2003, in the amount of $178 thousand during the second quarter of 2004 and $212 thousand during the first six months of 2004.

Gains on sale of loans experienced reductions of $844 thousand or 50% and $1.8 million or 57% during the quarter and six months under comparison, respectively, as refinancing activity on residential mortgage loans was at historically high levels during 2003. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

During the first six months of 2004, securities gains were $1.9 million compared to $1.2 million during the first six months of 2003. Nearly $1.0 million of the gains recorded during the first quarter of 2004 were due to the active management of our bond portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. The partial liquidation of the available for sale equity securities portfolio resulted in $542 thousand of securities gains during the first quarter of 2004. Management has elected to liquidate a majority of this portfolio and redirect those funds to its expansion efforts.

During the second quarter of 2004, a $186 thousand reversal of the valuation allowance on mortgage servicing rights was recorded compared to an increase of $694 thousand during the second quarter of 2003. For the six-month period ended June 30, 2004, the total valuation adjustment on mortgage servicing rights resulted in a reversal totaling $113 thousand. For the same period in 2003, the allowance for valuation adjustment on mortgage servicing rights was increased by $992 thousand. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At June 30, 2004, the remaining valuation allowance totaled $18 thousand.

NONINTEREST EXPENSE

	Three Months Ended

	June 30, 2004	June 30, 2003	Change	% Change

NONINTEREST EXPENSE:
Salaries and employee benefits	$9,270	$8,075	$1,195	14.80%
Occupancy	1,215	939	276	29.39
Furniture and equipment	1,325	973	352	36.18
Depreciation on equipment under operating leases	2,869	2,825	44	1.56
Outside services	1,471	1,162	309	26.59
FDIC deposit insurance assessment	61	54	7	12.96
Advertising	637	613	24	3.92
Core deposit premium amortization	144	101	43	42.57
Other noninterest expenses	2,220	1,833	387	21.11

TOTAL NONINTEREST EXPENSE	$19,212	$16,575	$2,637	15.91%

	Six Months Ended

	June 30, 2004	June 30, 2003	Change	% Change

NONINTEREST EXPENSE:
Salaries and employee benefits	$18,091	$15,835	$2,256	14.25%
Occupancy	2,278	1,856	422	22.74
Furniture and equipment	2,452	1,848	604	32.68
Depreciation on equipment under operating leases	5,730	5,612	118	2.10
Outside services	2,972	2,272	700	30.81
FDIC deposit insurance assessment	112	107	5	4.67
Advertising	1,176	1,086	90	8.29
Core deposit premium amortization	232	202	30	14.85
Other noninterest expenses	4,185	3,814	371	9.73

TOTAL NONINTEREST EXPENSE	$37,228	$32,632	$4,596	14.08%

For the second quarter of 2004, noninterest expense increased $2.6 million or 16%, reflecting increased costs related to the August 2003 opening of Arizona Bank & Trust and its opening of a second branch in May 2004. Also contributing to the increased costs was the recently completed acquisition of Rocky Mountain Bank, which accounted for $905 thousand or 34% of the increase. For the first six months of 2004, noninterest expense increased $4.6 million or 14%. In addition to the initiatives mentioned above, Wisconsin Community Bank’s March 2003 opening of an additional branch in the Madison, Wisconsin market and the April 2003 formation of HTLF Capital Corp. contributed to this increase. For the six-month period, Rocky Mountain Bank accounted for 20% of the $4.6 million increase.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.2 million or 15% for the quarters under comparison and $2.3 million or 14% for the six months under comparison. This category made up more than 45% of the total increase in noninterest expense. In addition to staffing increases at the holding company to provide support services to the growing number of bank subsidiaries, these increases were also attributable to the opening of Arizona Bank & Trust’s first branch location in Mesa, Arizona and its second branch location in Chandler, Arizona, Wisconsin Community Bank’s new branch location in Fitchburg, Wisconsin and the addition of Rocky Mountain Bank. Salaries and employee benefits expense at Rocky Mountain Bank totaled $441 thousand during its first full month as a subsidiary of Heartland. Total full-time equivalent employees increased from 642 at quarter-end 2003 to 828 at quarter-end 2004. Of that increase, 130 are full-time equivalent employees at Rocky Mountain Bank.

Occupancy and furniture and equipment expense, in aggregate, increased $628 thousand or 33% for the quarters under comparison and $1.0 million or 28% for the six-month period under comparison. These increases were primarily the result of the expansion efforts and the completion of Heartland’s state-of-the-art operations center in Dubuque, Iowa.

Fees for outside services increased by $309 thousand or 27% for the quarters under comparison and $700 thousand or 31% for the six-month periods under comparison. Contributing to these increases were the following:
  Additional professional fees were incurred in 2004 for services related to the implementation and compliance with the Sarbanes-Oxley Act of 2002.

  Early in 2004, Heartland embarked upon the implementation of Citrix technology across all its bank subsidiaries.

  Legal and professional fees related to Heartland’s continuing expansion through branch and de novo bank formations, in addition to the exploration of potential acquisitions, continued to increase during 2004.

  Rocky Mountain Bank recorded fees for outside services of $149 thousand for the month of June, 2004.
INCOME TAX EXPENSE

Income tax expense for the second quarter of 2004 increased $183 thousand or 10% when compared to the same period in 2003, resulting in an effective tax rate of 31.43% for 2004 compared to 31.27% for 2003. Income tax expense for the first six months of 2004 decreased $40 thousand or 1% when compared to the same period in 2003. Heartland’s effective tax rate for the six-month comparative period was 30.46% for 2004 compared to 32.81% for 2003. In March of 2004, Dubuque Bank and Trust, Heartland’s flagship bank, acquired a 99.9% ownership in a limited liability company that owns a certified historic structure for which historic rehabilitation tax credits of approximately $400 thousand apply to the 2004 tax year. Also affecting the effective tax rate was an increase in the amount of tax-exempt interest income recorded during the first six months of 2004.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases, including loans held for sale, increased $383.1 million or 28% since year-end 2003. Rocky Mountain Bank had total loans and leases of $283.9 million as of June 30, 2004. Internal growth, defined as total loans and leases exclusive of Rocky Mountain Bank, was $99.2 million or 7%. All the loan portfolios except agricultural and agricultural real estate and lease financing experienced growth.

Exclusive of $150.3 million at Rocky Mountain Bank, the commercial and commercial real estate loan portfolio grew $79.4 million or 9% internally during the first six months of 2004. Activity at Wisconsin Community Bank and Dubuque Bank and Trust Company was responsible for nearly $53.9 million or 68% of the growth. Wisconsin Community Bank has been successful in structuring financing under the USDA and SBA loan guaranty programs.

Agricultural and agricultural real estate loans decreased $4.6 million or 3% since year-end 2003 when excluding the $68.4 million of agricultural and agricultural real estate loans at Rocky Mountain Bank as of June 30, 2004. While growth occurred at Dubuque Bank and Trust Company and First Community Bank, a decline of $7.2 million was experienced at New Mexico Bank & Trust’s Clovis branch due to payoffs on a few large credits.

The residential mortgage loan portfolio experienced internal growth of $17.4 million or 11% when excluding the $50.3 million residential mortgage loan portfolio at Rocky Mountain Bank at June 30, 2004. A majority of this growth occurred at Arizona Bank & Trust, Wisconsin Community Bank and New Mexico Bank & Trust as they expanded their mortgage lending capabilities. We do not anticipate continued growth in our residential mortgage loan portfolio, as many of the loans made, especially the 15- and 30-year fixed loans, are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Exclusive of Rocky Mountain Bank’s consumer loan portfolio of $14.8 million at quarter-end, consumer loans increased $7.5 million or 5% during the first six months of 2004, primarily in home equity lines of credit at all of the Heartland bank subsidiaries except First Community Bank. This product line was enhanced to build new customer relationships. Also contributing to this growth was Citizens Finance Co., which experienced an increase of $1.3 million or 6%.

The table below presents the composition of the loan portfolio as of June 30, 2004, and December 31, 2003.

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

Commercial and commercial real estate	$1,079,115	63.77%	$860,552	64.93%
Residential mortgage	212,534	12.56	148,376	11.19
Agricultural and agricultural real estate	229,963	13.59	166,182	12.54
Consumer	157,139	9.29	136,601	10.31
Lease financing, net	13,335.79		13,621	1.03

Gross loans and leases	1,692,086	100.00%	1,325,332	100.00%

Unearned discount	(1,890)		(1,836)
Deferred loan fees	(1,087)		(947)

Total loans and leases	1,689,109		1,322,549
Allowance for loan and lease losses	(23,901)		(18,490)

Loans and leases, net	$1,665,208		$1,304,059

Loans held for sale increased $16.5 million or 64% since year-end 2003. Of this growth, $11.2 million was commercial and commercial real estate loans at Wisconsin Community Bank that were structured to meet the USDA loan guaranty program requirements. We continue to explore opportunities to expand this area of our business, as demonstrated by the opening of a loan production office, primarily focused on this type of specialty lending, by Wisconsin Community Bank in Minneapolis, Minnesota last fall. The remainder of the growth in loans held for sale was in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market. Late in 2003, Wisconsin Community Bank entered into a partnership with two Wisconsin realtors to form WCB Mortgage LLC. This partnering of realtors with mortgage lenders has been instrumental to the growth experienced in the loans held for sale at Wisconsin Community Bank.

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

The allowance for loan and lease losses increased by $5.4 million or 29% during the first six months of 2004, of which $4.2 million was a result of the Rocky Mountain Bank acquisition. The allowance for loan and lease losses at June 30, 2004, was 1.38% of loans and 316% of nonperforming loans, compared to 1.37% of loans and 333% of nonperforming loans at December 31, 2003. Nonperforming loans increased to $7.6 million or 0.44% of total loans and leases compared to $5.6 million or 0.41% of total loans and leases at December 31, 2003. Exclusive of the $3.3 million in total nonperforming loans at Rocky Mountain Bank, total nonperforming loans decreased $1.3 million, due primarily to the charge off of one credit in the Albuquerque market during the first quarter of 2004.

During the first six months of 2004, Heartland recorded net charge offs of $1.7 million compared to $717 thousand for the same period in 2003. The one nonperforming credit in the Albuquerque market discussed above was responsible for $642 thousand of the net charge-offs in 2004.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30,
	2004	2003

Balance at beginning of period	$18,490	$16,091
Provision for loan and lease losses	2,347	2,226
Recoveries on loans and leases previously charged off	543	323
Loans and leases charged off	(1,728)	(1,040)
Additions related to acquisitions	4,249	-

Balance at end of period	$23,901	$17,600

Net charge offs to average loans and leases	0.08%	0.06%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of June 30,		As of December 31,
	2004	2003	2003	2002

Nonaccrual loans and leases	$7,168	$4,727	$5,092	$3,944
Loan and leases contractually past due 90 days or more	392	649	458	541

Total nonperforming loans and leases	7,560	5,376	5,550	4,485
Other real estate	433	488	599	452
Other repossessed assets	299	287	285	279

Total nonperforming assets	$8,292	$6,151	$6,434	$5,216

Nonperforming loans and leases to total loans and leases	0.45%	0.43%	0.42%	0.39%
Nonperforming assets to total assets	0.33%	0.33%	0.32%	0.29%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 19% of total assets at June 30, 2004, and 22% of total assets at December 31, 2003.

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

The table below presents the composition of the available for sale securities portfolio by major category as of June 30, 2004, and December 31, 2003.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	June 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

U.S. Treasury securities	$499	0.11%	$499	0.11%
U.S. government agencies	192,225	41.71	182,435	40.48
Mortgage-backed securities	143,358	31.11	151,233	33.56
States and political subdivisions	96,012	20.84	93,210	20.68
Other securities	28,724	6.23	23,303	5.17

Total available for sale securities	$460,818	100.00%	$450,680	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at June 30, 2004, were $1.83 billion, an increase of $337.4 million or 23% since year-end 2003. Rocky Mountain Bank had total deposits of $295.0 million at June 30, 2004. Internal growth, defined as total deposits exclusive of Rocky Mountain Bank, was $42.4 million or 3%. The deposit category to experience the least increase since year-end was demand, with an internal growth of $2.3 million or 1%, exclusive of the $53.3 million at Rocky Mountain Bank. Riverside Community Bank experienced the most significant growth in demand deposits during the first six months of 2004. Savings deposit account balances grew by $10.4 million or 2%, exclusive of the $105.3 million at Rocky Mountain Bank, primarily as a result of a new money market account promotion at Arizona Bank & Trust. Exclusive of $136.4 million of time deposits at Rocky Mountain Bank, certificate of deposit account balances increased by $29.7 million or 4% during the first six months of 2004, primarily at Wisconsin Community Bank.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the six-month period ended June 30, 2004, the amount of short-term borrowings increased $48.4 million or 27%. Rocky Mountain Bank was responsible for $19.2 million or 40% of that growth. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances declined $8.9 million or 8% since year-end 2003, exclusive of the $18.7 million held by Rocky Mountain Bank at June 30, 2004.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. On January 31, 2004, Heartland entered into a credit agreement with three unaffiliated banks to replace the existing revolving credit lines as well as to increase availability under a revolving credit line. Under the new revolving credit line, Heartland may borrow up to $70.0 million. The previous credit line provided up to $50.0 million. The additional $20.0 million credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar-sized lines currently in place at those subsidiaries. At June 30, 2004, and December 31, 2003, a total of $25.0 million was outstanding on these credit lines.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $219.1 million on June 30, 2004, compared to $174.0 million on December 31, 2003. Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. On March 17, 2004, Heartland completed an additional issuance of $25.0 million in variable rate cumulative capital securities. This variable rate issuance matures on March 17, 2034 and bears interest at the rate of 2.75% per annum over the three-month LIBOR rate, as calculated each quarter. This issuance accounted for $25.0 million of the $45.1 million or 26% change in other borrowings since year-end 2003. As a result of the Rocky Mountain Bancorporation acquisition, Heartland assumed the outstanding obligation on $5.0 million of trust preferred capital securities. A schedule of Heartland’s trust preferred offerings outstanding as of June 30, 2004, was as follows:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$25,000,000	10/18/99	9.60%	09/29/29	09/30/04
5,000,000	08/07/00	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	Variable	12/18/31	12/18/06
5,000,000	06/27/02	Variable	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08
25,000,000	3/17/04	Variable	3/17/34	3/17/09

$88,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks, except for Arizona Bank & Trust, own stock in the FHLB of Des Moines, Chicago, Dallas or Seattle, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at June 30, 2004, increased to $137.6 million from $101.5 million at December 31, 2003. Of this increase, $19.3 million was attributable to Rocky Mountain Bank. A majority of these borrowings are fixed-rate advances for original terms between three and five years. To fund a portion of the fixed-rate commercial and residential loan growth experienced, Heartland entered into these FHLB advances.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2004		December 31, 2003

	Amount	Ratio	Amount	Ratio

Risk-Based Capital Ratios(1)
Tier 1 capital	$181,084	9.51%	$158,346	10.29%
Tier 1 capital minimum requirement	76,201	4.00%	61,536	4.00%

Excess	$104,883	5.51%	$96,810	6.29%

Total capital	$240,698	12.63%	$191,060	12.42%
Total capital minimum requirement	152,403	8.00%	123,072	8.00%

Excess	$88,295	4.63%	$67,988	4.42%

Total risk-adjusted assets	$1,905,034		$1,538,406

Leverage Capital Ratios(2)
Tier 1 capital	$181,084	8.38%	$158,346	8.07%
Tier 1 capital minimum requirement(3)	86,471	4.00%	78,464	4.00%

Excess	$94,613	4.38%	$79,882	4.07%

Average adjusted assets (less goodwill and other intangible assets)	$2,161,770		$1,961,588

(1)	Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

(2)	The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

(3)	Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In March of 2004, Heartland announced that it had signed a definitive agreement to acquire the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The purchase price will be approximately $2.5 million, all in cash. The transaction is expected to close during the third quarter of 2004, subject to regulatory and stockholder approval. The Wealth Management Group, Colonial Trust Company’s personal trust division, had core assets under management of $193.0 million at December 31, 2003, and revenues of $1.1 million in the twelve-month period ended December 31, 2003.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003. Heartland’s investment in Arizona Bank & Trust was $12.0 million, which currently reflects an ownership percentage of 86%. A portion of Arizona Bank & Trust’s common stock is still available to interested local investors. In no case will Heartland’s ownership interest be allowed to fall below 80%. All minority stockholders, both initial and subsequent, have or will enter into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and obligates Heartland to repurchase the shares from the investor in 2008.  See footnote four to the consolidated financial statements for additional information on this obligation.

Heartland had an incentive compensation agreement with certain employees of one of the bank subsidiaries, none of whom is an executive officer of Heartland, that required a total payment of $3.5 million to be made no later than February 29, 2004, to those who remained employed with the subsidiary on December 31, 2003. On January 15, 2004, one-third of the payment was made in cash and the remaining two-thirds in stock options on Heartland’s common stock exercisable in 2005 and 2006. The obligation was accrued over the performance period from January 1, 2000, through December 31, 2003.

On March 17, 2004, Heartland completed an offering of $25.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust IV. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 17, June 17, September 17 and December 17 of each year. The debentures will mature and the trust preferred securities must be redeemed on March 17, 2034. Heartland has the option to shorten the maturity date to a date not earlier than March 17, 2009. For regulatory purposes, all $25.0 million qualified as Tier 2 capital on June 30, 2004.

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

Net cash outflows from investing activities was $73.4 million during the first six months of 2004, compared to $82.0 million during the same six months of 2003. During 2003, there was an additional purchase of bank-owned life insurance in the amount of $15.0 million, which was subsequently reduced to $10.0 million.

Net cash provided by financing activities was $91.7 million during the first six months of 2004 compared to $54.5 million during same six months in 2003. The increase in net cash provided by financing activities during 2004 was partially a result of the March issuance of $25.0 million in trust preferred securities. Also, there was a shift in borrowings from long-term to short-term.

Total cash provided by operating activities was $4.8 million during the first six months of 2004 compared to $13.2 million during the same six months of 2003. The significant change occurred as a result of activity in loans originated for sale.

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

At June 30, 2004, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $70.0 million, of which $25.0 million had been borrowed. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2004, Heartland was in compliance with the covenants contained in these credit agreements.

RECENT REGULATORY DEVELOPMENTS

Trust Preferred Securities

On May 6, 2004, the Board of Governors of the Federal Reserve System issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards. The Federal Reserve is proposing to limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company’s core capital elements, net of goodwill. Current regulations do not require the deduction of goodwill. The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital. The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations. At this time, it is not possible to predict the impact that this proposal would have on Heartland.

Bank Sales of Securities

On June 17, 2004, the Securities and Exchange Commission (the “SEC”) issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999. The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian. At this time, it is not possible to predict the impact that this proposal would have on Heartland and its subsidiaries.

Illinois Department of Financial and Professional Regulation

On July 1, 2004, the Office of Banks and Real Estate (the “OBRE”), the Department of Financial Institutions, the Department of Insurance and the Department of Professional Regulation were consolidated into a new agency known as the Illinois Department of Financial and Professional Regulation (“IDFPR”). The OBRE is now designated as the Division of Banks and Real Estate within the IDFPR.

Expanded Branching Authority

Until 2001, an Iowa-chartered bank could only establish a branch office within the boundaries of the counties contiguous to, or cornering upon, the county in which the principal place of business of the bank was located. In 2001, the Iowa Banking Act was amended to allow Iowa-chartered banks to establish up to three branches at any location in Iowa, subject to regulatory approval, in addition to any branches established under the branching rules described above. Beginning July 1, 2004, Iowa-chartered banks are permitted to establish any number of branches at any location in Iowa, subject to regulatory approval.

OTHER DEVELOPMENTS

At its regular board meeting held on April 20, 2004, Heartland appointed current Chief Financial Officer and Executive Vice President John K. Schmidt to the additional post of Chief Operating Officer. Mr. Schmidt joined Lynn S. Fuller and Lynn B. Fuller in sharing the vice chairmanship of Dubuque Bank and Trust. Additionally, he replaced Lynn B. Fuller as Vice Chairman at three of Heartland’s subsidiary banks, Galena State Bank, Riverside Community Bank and First Community Bank. Mr. Schmidt also serves as a member of Heartland’s board of directors.

Mr. Schmidt was also the President and Chief Executive Officer of Dubuque Bank and Trust. He left this position after Dubuque Bank and Trust’s annual meeting on May 19, 2004, when Douglas J. Horstmann was elected to its board of directors and became its new President and Chief Executive Officer. Mr. Horstmann joined Dubuque Bank and Trust in 1980 as a commercial loan officer and has focused his career in lending since that time. He also continues on as Heartland’s Senior Vice President, Lending.

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

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of June 30, 2004, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $799 thousand on June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective. There have been no significant changes in Heartland’s internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended June 30, 2004, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/04- 04/30/04	0	$00.00	N/A	N/A
05/01/04- 05/31/04	232	$17.19	N/A	N/A
06/01/04- 06/30/04	105,949	$17.86	N/A	N/A
Total:	106,181(1)	$17.86	N/A	N/A

(1)	Heartland purchased these shares in open market transactions.
(2)	Heartland’s board of directors has not adopted a formal stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 19, 2004. At the meeting, Mark C. Falb, John K. Schmidt and Ronald A. Larson were elected to serve as Class II directors (term expires in 2007). Continuing as Class I directors (term expires in 2006) are Lynn B. Fuller and John W. Cox, Jr. Continuing as Class III directors (term expires in 2005) are James F. Conlan and Thomas L. Flynn. The stockholders approved the amendment of Article IV of the Company’s certificate of incorporation to increase the number of authorized shares of common stock, $1.00 par value per share, from 16,000,000 to 20,000,000. Additionally, the stockholders approved the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2004.

There were 15,160,767.647 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:

Election of Directors
	For	Withheld

Mark C. Falb	12,659,144.498	81,174.269
John K. Schmidt	12,654,360.498	85,958.269
Ronald A. Larson	12,660,747.498	79,571.269

	For	Against	Abstain	Broker Non-Votes

Amendment to increase authorized number of shares	12,441,638.502	149,451.718	149,228.547	2,420,448.880
Appointment of KPMG LLP	12,672,991.224	900.000	66,427.543	2,420,448.880

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

On May 28, 2004, Heartland filed a report on Form 8-K stating under Item 9 that Heartland mailed its 1st Quarter 2004 "Investment Profile," its quarterly newsletter to shareholders, on or about May 26, 2004.

On June 2, 2004, Heartland filed a report on Form 8-K stating under Item 5 that Heartland issued a press release announcing the completion of its acquisition of Rocky Mountain Bancorporation, the holding company for Rocky Mountain Bank, a financial institution providing retail and commercial banking services from eight locations throughout Montana.

On July 26, 2004, Heartland filed a report on Form 8-K stating under Item 12 that Heartland issued a press release announcing its earnings for the quarter ended June 30, 2004, as such 8-K was amended on July 28, 2004, and July 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

HEARTLAND FINANCIAL USA, INC.

Date: August 9, 2004	By:	/s/ Lynn B. Fuller

President and CEO

/s/ John K. Schmidt

Executive Vice President and Chief Financial Officer