Form 10-Q
period 2004-09-30
HEARTLAND FINANCIAL USA INC
filed 2004-11-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☒    No ☐

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 8, 2004, the Registrant had outstanding 16,344,328 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

Part I

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Issuer Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)

	9/30/04 (Unaudited)	12/31/03
ASSETS
Cash and due from banks	$82,817	$68,424
Federal funds sold and other short-term investments	12,236	3,445
Cash and cash equivalents	95,053	71,869
Time deposits in other financial institutions	1,166	1,132
Securities:
Trading, at fair value	212	1,073
Available for sale, at fair value (cost of $495,869 at September 30, 2004, and $441,606 at December 31, 2003)	503,563	450,680
Loans held for sale	33,731	25,678
Gross loans and leases:
Loans and leases	1,737,614	1,322,549
Allowance for loan and lease losses	(24,520)	(18,490)
Loans and leases, net	1,713,094	1,304,059
Assets under operating leases	34,410	31,636
Premises, furniture and equipment, net	77,619	49,842
Other real estate, net	361	599
Goodwill, net	37,271	20,167
Other intangible assets, net	10,215	5,069
Other assets	60,675	56,562
TOTAL ASSETS	$2,567,370	$2,018,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$300,811	$246,282
Savings	761,926	569,286
Time	919,711	676,920
Total deposits	1,982,448	1,492,488
Short-term borrowings	180,395	176,835
Other borrowings	194,650	173,958
Accrued expenses and other liabilities	39,324	34,162
TOTAL LIABILITIES	2,396,817	1,877,443
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares at September 30, 2004, and 16,000,000 at December 31, 2003; issued 16,547,482 shares at September 30, 2004, and 15,261,714 shares at December 31, 2003)	16,547	15,262
Capital surplus	40,789	20,065
Retained earnings	112,514	102,584
Accumulated other comprehensive income (loss)	4,418	4,794
Treasury stock at cost (211,409 shares at September 30, 2004, and 98,211 shares at December 31, 2003, respectively)	(3,715)	(1,782)
TOTAL STOCKHOLDERS’ EQUITY	170,553	140,923
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,567,370	$2,018,366

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
INTEREST INCOME:
Interest and fees on loans and leases	$28,041	$21,527	$73,698	$64,269
Interest on securities:
Taxable	3,248	1,497	9,554	6,728
Nontaxable	1,183	998	3,273	2,909
Interest on federal funds sold and other short-term investments	33	149	47	279
Interest on interest bearing deposits in other financial institutions	66	38	156	135
TOTAL INTEREST INCOME	32,571	24,209	86,728	74,320
INTEREST EXPENSE:
Interest on deposits	8,413	6,866	21,969	20,971
Interest on short-term borrowings	693	581	1,989	1,759
Interest on other borrowings	2,998	1,953	8,173	5,815
TOTAL INTEREST EXPENSE	12,104	9,400	32,131	28,545
NET INTEREST INCOME	20,467	14,809	54,597	45,775
Provision for loan and lease losses	1,053	950	3,400	3,176
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	19,414	13,859	51,197	42,599
NONINTEREST INCOME:
Service charges and fees	2,688	1,452	7,283	4,208
Trust fees	1,196	951	3,337	2,761
Brokerage commissions	213	236	841	599
Insurance commissions	174	141	556	557
Securities gains (losses), net	(61)	527	1,806	1,685
Gain (loss) on trading account securities	(32)	80	43	329
Impairment loss on equity securities	-	(69)	-	(239)
Rental income on operating leases	3,425	3,447	10,348	10,342
Gain on sale of loans	814	2,446	2,186	5,667
Valuation adjustment on mortgage servicing rights	(73)	1,360	40	368
Other noninterest income	337	631	1,550	1,811
TOTAL NONINTEREST INCOME	8,681	11,202	27,990	28,088
NONINTEREST EXPENSE:
Salaries and employee benefits	10,597	8,579	28,688	24,414
Occupancy	1,337	1,021	3,615	2,877
Furniture and equipment	1,423	1,064	3,875	2,912
Depreciation on equipment under operating leases	2,798	2,859	8,528	8,471
Outside services	2,026	1,286	4,998	3,558
FDIC deposit insurance assessment	65	54	177	161
Advertising	829	679	2,005	1,765
Other intangibles amortization	257	101	489	303
Other noninterest expenses	3,361	1,763	7,546	5,577
TOTAL NONINTEREST EXPENSE	22,693	17,406	59,921	50,038
INCOME BEFORE INCOME TAXES	5,402	7,655	19,266	20,649
Income taxes	1,384	2,391	5,607	6,654
NET INCOME	$4,018	$5,264	$13,659	$13,995
EARNINGS PER COMMON SHARE-BASIC	$0.24	$0.35	$0.87	$0.94
EARNINGS PER COMMON SHARE - DILUTED	$0.24	$0.34	$0.86	$0.92
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.07	$0.24	$0.20

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2003	$9,906	$16,725	$94,048	$4,230	$(868)	$124,041
Net income			13,995			13,995
Unrealized gain (loss) on securities available for sale arising during the period				953		953
Unrealized gain (loss) on derivatives arising during the period, net of reclassification of $12				20		20
Reclassification adjustment for net security gains realized in net income				(1,446)		(1,446)
Income taxes				161		161
Comprehensive income						13,683
Cash dividends declared:
Common, $.20 per share			(2,987)			(2,987)
Purchase of 410,618 shares of common stock					(7,687)	(7,687)
Issuance of 768,720 shares of common stock	268	3,803			6,001	10,072
Balance at September 30, 2003	$10,174	$20,528	$105,056	$3,918	$(2,554)	$137,122

Balance at January 1, 2004	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net income			13,659			13,659
Unrealized gain (loss) on securities available for sale arising during the period				888		888
Unrealized gain (loss) on derivatives arising during the period, net of reclassification of $208				349		349
Reclassification adjustment for net security gains realized in net income				(1,806)		(1,806)
Income taxes				193		193
Comprehensive income						13,283
Cash dividends declared:
Common, $.24 per share			(3,729)			(3,729)
Purchase of 279,812 shares of common stock					(5,037)	(5,037)
Issuance of 1,452,382 shares of common stock	1,285	20,724			3,104	25,113
Balance at September 30, 2004	$16,547	$40,789	$112,514	$4,418	$(3,715)	$170,553

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,659	$13,995
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	12,728	11,455
Provision for loan and lease losses	3,400	3,176
Provision for income taxes less than payments	386	1,152
Net amortization of premium on securities	2,948	5,810
Net gains on sales of securities	(1,806)	(1,685)
Net decrease (increase) in trading account securities	861	(33)
Loss on impairment of equity securities	-	239
Loans originated for sale	(183,061)	(382,521)
Proceeds on sales of loans	177,194	391,622
Net gain on sales of loans	(2,186)	(5,667)
Increase in accrued interest receivable	(1,957)	(336)
Decrease in accrued interest payable	(104)	(367)
Other, net	(1,105)	(651)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,957	36,189
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	-	(95)
Proceeds from maturities of time deposits in other financial institutions	-	600
Proceeds from the sale of securities available for sale	106,117	56,393
Proceeds from the maturity of and principal paydowns on securities available for sale	75,543	145,277
Purchase of securities available for sale	(186,712)	(197,078)
Net increase in loans and leases	(137,374)	(98,464)
Purchase of bank-owned life insurance policies	-	(15,000)
Increase in assets under operating leases	(11,302)	(9,104)
Capital expenditures	(15,984)	(14,011)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	2,174	-
Net cash and cash equivalents paid in acquisition of trust assets	(2,125)	-
Proceeds on sale of foreclosed assets	260	414
NET CASH USED BY INVESTING ACTIVITIES	(169,403)	(131,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	99,693	68,909
Net increase in time deposit accounts	104,270	50,271
Net increase (decrease) in short-term borrowings	(13,908)	6,188
Proceeds from other borrowings	42,993	32,750
Repayments of other borrowings	(53,599)	(5,855)
Purchase of treasury stock	(5,037)	(7,687)
Proceeds from sale of common stock	947	1,314
Dividends paid	(3,729)	(2,987)
NET CASH PROVIDED BY FINANCING ACTIVITIES	171,630	142,903
Net increase in cash and cash equivalents	23,184	48,024
Cash and cash equivalents at beginning of year	71,869	100,992
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,053	$149,016
Supplemental disclosures:
Cash paid for income/franchise taxes	$2,190	$5,647
Cash paid for interest	$31,479	$28,912
Acquisitions:
Assets acquired	$373,209	$-
Cash paid for purchase of stock	$(10,416)	$-
Cash acquired	12,590	-
Net cash received in acquisitions	$2,174	$-
Common stock issued for acquisitions	$24,082	$-

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

The financial information of Heartland included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended September 30, 2004, are not necessarily indicative of the results expected for the year ending December 31, 2004.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2004 and 2003, are shown in the tables below:

	Three Months Ended
(Dollars in thousands)	9/30/04	9/30/03
Net income	$4,018	$5,264
Weighted average common shares outstanding for basic earnings per share (000's)	16,420	15,213
Assumed incremental common shares issued upon exercise of stock options (000’s)	243	266
Weighted average common shares for diluted earnings per share (000’s)	16,663	15,479
Earnings per common share - basic	$0.24	$0.35
Earnings per common share - diluted	$0.24	$0.34

	Nine Months Ended
(Dollars in thousands)	9/30/04	9/30/03
Net income	$13,659	$13,995
Weighted average common shares outstanding for basic earnings per share (000’s)	15,707	14,940
Assumed incremental common shares issued upon exercise of stock options (000's)	243	277
Weighted average common shares for diluted earnings per share (000’s)	15,950	15,217
Earnings per common share - basic	$0.87	$0.94
Earnings per common share - diluted	$0.86	$0.92

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share date)	9/30/04	9/30/03	9/30/04	9/30/03
Net income as reported	$4,018	$5,264	$13,659	$13,995
Pro forma	4,018	5,264	13,459	13,779
Earnings per share - basic as reported	$0.24	$0.35	$.87	$.94
Pro forma	0.24	0.35	.86	.92
Earnings per share - diluted as reported	$0.24	$0.34	$.86	$.92
Pro forma	0.24	0.34	.84	.91

Effect of New Financial Accounting Developments

On March 9, 2004, Securities and Exchange Commission Staff Accounting Bulletin 105 (SAB 105), "Application of Accounting Principles to Loan Commitments", was issued. SAB 105 summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of the guidance in SAB 105 for all new loan commitments signed after April 1, 2004, did not have a material effect on Heartland’s financial statements.

NOTE 2: OTHER INTANGIBLE ASSETS

The gross carrying amount of other intangible assets and the associated accumulated amortization, in thousands, at September 30, 2004, and December 31, 2003, are presented in the table below:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Core deposit premium	$9,218	$2,692	$4,492	$2,460
Mortgage servicing rights	4,070	926	3,712	675
Other	805	4	-	-
Total	$14,093	$3,878	$8,204	$3,135
Unamortized intangible assets		$10,215		$5,069

As a result of the August 31, 2004, acquisition of the Wealth Management Group of Colonial Trust Company, customer relationship intangibles of $809 thousand were recorded as other intangibles assets.

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2004. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The valuation allowance on mortgage servicing rights was $91 thousand at September 30, 2004, and $131 thousand at December 31, 2003.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Premium	Mortgage Servicing Rights	Other	Total

Three months ended December 31, 2004	$256	$216	$13	$485

Year ended December 31,
2005	959	865	49	1,872
2006	856	721	48	1,625
2007	787	577	46	1,411
2008	787	433	45	1,265
2009	704	288	44	1,036

NOTE 3: ACQUISITIONS

On August 31, 2004, Heartland completed its acquisition of the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The Wealth Management Group, Colonial Trust Company’s personal trust division, had trust assets of $154.0 million and projected annual revenues of $1.2 million at August 31, 2004. This transaction provides a unique opportunity for us to grow our trust business in the Southwestern marketplace. Colonial’s seasoned management team and strong account base, combined with Heartland’s strong support services, depth of expertise, and long track record of investment performance should prove to be a winning combination as we seek to elevate the profile of our newest subsidiary bank, Arizona Bank & Trust. The purchase price was $2.1 million, all in cash. With this acquisition, total Heartland trust assets exceeded $1.1 billion. The resultant acquired customer relationship intangible of $809 thousand is being amortized over a period of 22 years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $1.4 million was classified as goodwill on Heartland’s consolidated financial statements.

On June 1, 2004, Heartland consummated its acquisition of 100% of the outstanding common stock of the Rocky Mountain Bancorporation, the one-bank holding company of Rocky Mountain Bank with eight locations in the Montana communities of Bigfork, Billings, Bozeman, Broadus, Plains, Plentywood, Stevensville and Whitehall. Consistent with its strategy, the Heartland board believed that this expansion into the Rocky Mountain region provided an opportunity to extend its presence into the western portion of the United States, an area that they believe has good growth potential. The board also believed that Rocky Mountain Bank’s dedication to customer relationship building at the community level is a strategic fit with Heartland’s culture. Rocky Mountain Bank had total assets of $353.5 million, total loans of $278.1 million and total deposits of $285.7 million immediately prior to close on May 31, 2004. The purchase price for Rocky Mountain Bancorporation of $34.5 million consisted of $10.4 million cash and 1,387,227 shares of Heartland common stock valued at $18.34 per share. The results of operations of Rocky Mountain Bank are included in the consolidated financial statements from the acquisition date. The resultant acquired deposit base intangible of $4.7 million is being amortized over a period of 10 years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $14.9 million was classified as goodwill on Heartland’s consolidated financial statements.

NOTE 4: OTHER BORROWINGS

On September 30, 2004, Heartland Financial Capital Trust I, a trust subsidiary of Heartland, redeemed all of its $25.0 million 9.60% trust preferred securities and its 9.60% common securities at a redemption price equal to the $25.00 liquidation amount of each security plus all accrued and unpaid interest per security. The redeemed trust preferred securities were originally issued in 1999 and were listed on the American Stock Exchange under the symbol "HFT".

On March 17, 2004, Heartland completed an offering of $25.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust IV. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 17, June 17, September 17 and December 17 of each year. The debentures will mature and the trust preferred securities must be redeemed on March 17, 2034. Heartland has the option to shorten the maturity date to a date not earlier than March 17, 2009. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $15 thousand as of September 30, 2004. These deferred costs are amortized on a straight-line basis over the life of the debentures.

Heartland has an irrevocable obligation to repurchase the common shares of Arizona Bank & Trust owned by minority shareholders on August 18, 2008. The minority shareholders are obligated to sell their shares to Heartland on that same date. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through September 30, 2004, Heartland accrued interest on the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time through August 18, 2008, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of September 30, 2004, included in other borrowings is $2.1 million.

NOTE 5: JUNIOR SUBORDINATED DEBENTURES

Prior to the redemption of the 9.60% trust preferred securities, Heartland had five wholly-owned trust subsidiaries that were formed to issue trust preferred securities. At March 31, 2004, as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003) (FIN 46R), "Consolidation of Variable Interest Entities", we deconsolidated the trust subsidiaries. As a result of the deconsolidation, an additional $2.5 million of junior subordinated debentures previously issued by Heartland to the trust subsidiaries was included in other borrowings on the consolidated balance sheet at March 31, 2004. The acquisition of Rocky Mountain Bancorporation increased the amount of junior subordinated debentures included in other borrowings on the consolidated balance sheet at June 30, 2004, to $2.7 million. At September 30, 2004, this had decreased to $2.0 million due to the aforementioned redemption. The common stock issued by the trust subsidiaries was recorded in securities available for sale in the consolidated balance sheet effective March 31, 2004. Prior to March 31, 2004, the trust subsidiaries were consolidated subsidiaries and the trust preferred securities were included in other borrowings. The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

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

Net income for the third quarter of 2004 was $4.0 million, or $0.24 per diluted share, a decrease of $1.2 million or 24%, over net income of $5.3 million, or $0.34 per diluted share, during the third quarter of 2003. On an annualized basis, return on average equity was 9.65% and return on average assets was 0.64% for the third quarter of 2004, compared to 15.52% and 1.10%, respectively, for the same quarter in 2003.

The reduction in net income was impacted by a number of items, including comparisons to unusually high gains on sales of loans and a significant reversal in the valuation allowance on our mortgage servicing rights during the 2003 third quarter. In addition, remaining unamortized issuance costs on our trust preferred securities redemption were expensed during the 2004 third quarter. Taken together, these items represented an approximate $4.0 million pre-tax, or $0.16 per diluted share after-tax, swing on our income statement. A positive influence on earnings for the third quarter was the 38% increase in net interest income over third-quarter 2003, primarily as a result of a 31% growth in average earnings assets.

The acquisition of the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix, was completed on August 31, 2004. The total purchase price of Colonial's Wealth Management Group was $2.1 million, consisting of all cash. With the acquisition, total Heartland trust assets exceed $1.1 billion.

Heartland Financial Capital Trust I, a trust subsidiary of Heartland, redeemed all of its $25.0 million 9.60% trust preferred securities on September 30, 2004. The trust preferred securities were issued in 1999 and listed on the American Stock Exchange under the symbol "HFT". Remaining unamortized issuance costs associated with these securities of $959,000, or $.04 per diluted share, were expensed under the noninterest expense category upon redemption. As a result of this redemption, net interest income would be expected to increase by approximately $1.5 million annually under the current rate environment.

Noninterest income totaled $8.7 million during the third quarter of 2004, a decrease of 23% from the noninterest income of $11.2 million recorded during the third quarter of 2003. The three categories contributing to this decrease were securities gains (losses), gains on sale of loans and valuation adjustments on mortgage servicing rights. The decrease in these three noninterest income categories was partially offset by an increase in service charges and fees, as the amortization on mortgage rights decreased and service charges on deposit accounts increased. Rocky Mountain Bank was a major contributor to the additional service charges on deposit accounts.

For the third quarter of 2004, noninterest expense increased 30% to $22.7 million, reflecting increased costs related to the opening of Arizona Bank & Trust and its further expansion efforts. Also contributing to the increased costs was the recently completed acquisition of Rocky Mountain Bank and the recognition of the remaining unamortized issuance costs on the trust preferred securities redeemed. Total full-time equivalent employees increased by 171 or 26% from 667 at quarter-end 2003 to 838 at quarter-end 2004. Of that increase, 127 are full-time equivalent employees at Rocky Mountain Bank.

For the nine-month period ended on September 30, 2004, net income was $13.7 million or $.86 per diluted share compared to $14.0 million or $.92 per diluted share during the same period in 2003, a decline of $336 thousand or 2%. On an annualized basis, return on average equity was 11.93% and return on average assets was 0.82% for the first nine months of 2004, compared to 14.43% and 1.02%, respectively, for the same period in 2003.

Heartland completed a number of its recent growth initiatives during the first nine months of 2004. In addition to the acquisition of the Wealth Management Group of Colonial Trust Company, expansion in the Phoenix area included Arizona Bank & Trust’s opening of its second location in May. Effective June 1, 2004, Heartland expanded into the Rocky Mountain region through the acquisition of Rocky Mountain Bancorporation, a one-bank holding company headquartered in Billings, Montana. As a result of this acquisition, Rocky Mountain Bank joined the Heartland family of community banks, providing banking services in eight communities throughout the state of Montana. In June, a majority of Heartland’s operations resources moved into a new state-of-the-art operations center in Dubuque, Iowa. Additionally, Wisconsin Community Bank opened a loan production office in Rockland, Massachusetts in October. While the startup costs incurred in expansion efforts can initially be a drag on current earnings, we are confident they will provide a firm foundation for future success.

The addition of Rocky Mountain Bank to the Heartland family of community banks had a positive impact on earnings for the quarter and year-to-date. At September 30, 2004, Rocky Mountain Bank had total assets of $380.1 million, total loans of $277.2 million and total deposits of $293.6 million. Net income at Rocky Mountain Bank totaled $821 thousand for the third quarter of 2004 and $1.1 million for the first four months of operations as a Heartland subsidiary bank.

The slight reduction in earnings during the first nine months of 2004 was primarily due to the recognition of the remaining issuance costs on the redeemed trust preferred securities and a reduction in gains on sale of loans. Net interest income during the first nine months of 2004 improved significantly, increasing $8.8 million or 19% over the same period in 2003. The noninterest income category to experience growth during that same period was service charges and fees. Noninterest expense for the nine-month period experienced an increase of $9.9 million or 20%, primarily due to costs associated with expansion efforts, the issuance costs on the redeemed trust preferred securities and the costs surrounding implementation of internal control provisions of the Sarbanes-Oxley Act of 2002.

Total assets exceeded $2.57 billion at September 30, 2004, up $549.0 million since year-end 2003. Total loans and leases were $1.74 billion at September 30, 2004, an increase of $415.1 million since year-end 2003. Exclusive of Rocky Mountain Bank, Dubuque Bank and Trust Company, Wisconsin Community Bank, Arizona Bank & Trust and New Mexico Bank & Trust were major contributors to the $137.9 million or 10% growth in loans, primarily in the commercial and commercial real estate category. Total deposits at September 30, 2004, were $1.98 billion, an increase of $490.0 million since year-end 2003. Exclusive of Rocky Mountain Bank, the $196.4 million or 13% growth in deposits came primarily from New Mexico Bank & Trust and Arizona Bank & Trust.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2004. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate further deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.81% during the third quarter of 2004 compared to 3.62% for the same period in 2003 and 3.71% for the second quarter of 2004. Net interest income totaled $21.2 million during the third quarter of 2004, an increase of $5.8 million or 38% from the $15.4 million recorded during the third quarter of 2003. Contributing to this increase was the 31% growth in average earning assets, which were $2.21 billion during the third quarter of 2004 compared to $1.68 billion during the third quarter of 2003. Rocky Mountain Bank’s contribution to net interest income during the third quarter of 2004 was $3.6 million. Interest income in the third quarter of 2004 totaled $33.3 million compared to $24.8 million in the third quarter of 2003, primarily as a result of growth in the loan portfolio. Interest expense for the third quarter of 2004 was $12.1 million compared to $9.4 million in the third quarter of 2003. A portion of the growth in interest expense was a result of the issuance of $20.0 million of 8.25% cumulative trust preferred securities on October 20, 2003, and $25.0 million of variable-rate cumulative trust preferred securities on March 17, 2004. Rocky Mountain Bank had interest income of $5.1 million and interest expense of $1.4 million during the third quarter of 2004.

As a result of the redemption of all of Heartland’s $25.0 million 9.60% trust preferred securities on September 30, 2004, net interest income would be expected to increase by approximately $1.5 million annually under the current rate environment.

During the third quarter of 2004, Heartland implemented a $30.0 million leverage strategy which included the purchase of mortgage-backed and municipal securities funded primarily by newly issued brokered deposits with an average maturity of 24 months. Management’s analysis indicates that this strategy should create an additional $570 thousand in net interest income annually.

For the nine-month period ended September 30, 2004, net interest income increased $9.1 million or 19%, going from $47.5 million in 2003 to $56.6 million in 2004. This improvement was due primarily to a $339.7 million or 21% growth in average earning assets, which were $1.98 billion during the first nine months of 2004 compared to $1.64 billion during the same period in 2003. Interest income increased $12.7 million or 17%, due primarily to growth in the loan portfolio. Interest expense increased $3.6 million or 13% as a result of the recent issuances of trust preferred securities. For the first four months of operations under Heartland’s umbrella of community banks, Rocky Mountain Bank recorded net interest income of $4.7 million, comprised of $6.7 million of interest income and $1.9 million of interest expense.

On both August 10 and September 21, 2004, the Federal Open Market Committee decided to raise its target for the federal funds rate by 25 basis points, taking the target rate to 1.75%. Correspondingly, the national prime rate rose to 4.75%. Management has been successful in the utilization of floors on its commercial loan portfolio to minimize the affect downward rates have on Heartland’s interest income. Conversely, as rates edge upward, Heartland will not see a corresponding increase in its interest income until rates have moved above the floors in place on these loans. With these most recent increases in rates, Heartland should begin to experience a benefit if rates edge upward, as many of the floors in place are now at or below the current prime rate. On the liability side, management continues to focus efforts on improving the mix of its funding sources to minimize its interest costs. Heartland’s interest rate risk modeling indicates that a 200 basis point parallel shift upward in rates, assuming the balance sheet remains static, would potentially result in a less than 1% reduction in net interest margin over a 12 month period. Growth in Heartland’s balance sheet and improvement in the mix of its funding should help mitigate the pressure on net interest margin in a rising rate environment.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES¹ For the quarters ended September 30, 2004 and 2003 (Dollars in thousands)
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$377,667	$3,248	3.42%	$296,108	$1,497	2.01%
Nontaxable[1]	100,578	1,820	7.20	81,986	1,536	7.43
Total securities	478,245	5,068	4.22	378,094	3,033	3.18
Interest bearing deposits	7,720	66	3.40	7,407	38	2.04
Federal funds sold	8,735	33	1.50	63,203	149	0.94
Loans and leases:
Commercial and commercial real estate[1]	1,123,182	16,473	5.83	788,919	11,959	6.01
Residential mortgage	224,162	3,330	5.91	164,133	2,552	6.17
Agricultural and agricultural real estate[1]	222,300	3,642	6.52	164,461	2,721	6.56
Consumer	160,315	3,187	7.91	126,153	2,842	8.94
Direct financing leases, net	13,557	196	5.75	9,849	179	7.21
Fees on loans	-	1,302	-	-	1,312	-
Less: allowance for loan and lease losses	(24,267)	-	-	(17,676)	-	-
Net loans and leases	1,719,249	28,130	6.51	1,235,839	21,565	6.92
Total earning assets	2,213,949	33,297	5.98	1,684,543	24,785	5.84
NONEARNING ASSETS	290,300	-	-	214,980	-	-
TOTAL ASSETS	$2,504,249	$33,297	5.29%	$1,899,523	$24,785	5.18%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$718,154	$1,591	0.82%	$541,036	$1,124	0.82
Time, $100,000 and over	162,899	1,044	2.57	141,373	928	2.60
Other time deposits	725,477	5,778	3.17	534,190	4,814	3.58
Short-term borrowings	172,597	693	1.60	149,788	581	1.54
Other borrowings	218,989	2,998	5.45	149,239	1,953	5.19
Total interest bearing liabilities	1,998,116	12,104	2.41	1,515,626	9,400	2.46
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	302,599	-	-	216,964	-	-
Accrued interest and other liabilities	37,916	-	-	32,381	-	-
Total noninterest bearing liabilities	340,515	-	-	249,345	-	-
STOCKHOLDERS’ EQUITY	165,618	-	-	134,552	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,504,249	$12,104	1.92%	$1,899,523	$9,400	1.96%
Net interest income[1]		$21,193			$15,385
Net interest income to total earning assets[1]			3.81%			3.62%
Interest bearing liabilities to earning assets	90.25%			89.97%

¹Tax equivalent basis is calculated using an effective tax rate of 35%

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES¹ For the nine monthe ended September 30, 2004 and 2003 (Dollars in thousands)
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$361,956	$9,554	3.53%	$304,763	$6,728	2.95%
Nontaxable[1]	92,521	5,036	7.27	78,740	4,476	7.60
Total securities	454,477	14,590	4.29	383,503	11,204	3.91
Interest bearing deposits	6,208	156	3.36	8,144	135	2.22
Federal funds sold	4,690	47	1.34	35,266	279	1.06
Loans and leases:
Commercial and commercial real estate[1]	998,394	43,378	5.80	776,740	36,090	6.21
Residential mortgage	186,220	8,239	5.91	158,108	7,591	6.42
Agricultural and agricultural real estate[1]	192,381	9,461	6.57	164,120	8,177	6.66
Consumer	146,053	8,958	8.19	121,261	8,480	9.35
Direct financing leases, net	13,509	613	6.06	10,843	609	7.51
Fees on loans	-	3,260	-	-	3,438	-
Less: allowance for loan and lease losses	(21,343)	-	-	(17,120)	-	-
Net loans and leases	1,515,214	73,909	6.52	1,213,952	64,385	7.09
Total earning assets	1,980,589	88,702	5.98	1,640,865	76,003	6.19
NONEARNING ASSETS	255,825	-	-	195,524	-	-
TOTAL ASSETS	$2,236,414	$88,702	5.30%	$1,836,389	$76,003	5.53%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$635,531	$4,023.85		$520,960	$3,609.93
Time, $100,000 and over	149,088	2,835	2.54	140,980	2,830	2.68
Other time deposits	619,400	15,111	3.26	524,069	14,532	3.71
Short-term borrowings	181,208	1,989	1.47	147,557	1,759	1.59
Other borrowings	198,697	8,173	5.49	140,671	5,815	5.53
Total interest bearing liabilities	1,783,924	32,131	2.41	1,474,237	28,545	2.59
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	262,160	-	-	197,339	-	-
Accrued interest and other liabilities	37,360	-	-	35,170	-	-
Total noninterest bearing liabilities	299,520	-	-	232,509	-	-
STOCKHOLDERS’ EQUITY	152,970	-	-	129,643	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,236,414	$32,131	1.92%	$1,836,389	$28,545	2.08%
Net interest income[1]		$56,571			$47,458
Net interest income to total earning assets[1]			3.82%			3.87%
Interest bearing liabilities to earning assets	90.07%			89.85%

¹Tax equivalent basis is calculated using an effective tax rate of 35%

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during the third quarter of 2004 was $1.1 million, an increase of $103 thousand or 11% when compared to the same quarter of 2003. During the first nine months of 2004, the provision for loan losses was $3.4 million, an increase of $224 thousand or 7%. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

	Three Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$2,688	$1,452	$1,236	85.12%
Trust fees	1,196	951	245	25.76
Brokerage commissions	213	236	(23)	(9.75)
Insurance commissions	174	141	33	23.40
Securities gains (losses), net	(61)	527	(588)	(111.57)
Gain (loss) on trading account securities	(32)	80	(112)	(140.00)
Impairment loss on equity securities	-	(69)	69	(100.00)
Rental income on operating leases	3,425	3,447	(22)	(0.64)
Gain on sale of loans	814	2,446	(1,632)	(66.72)
Valuation adjustment on mortgage servicing rights	(73)	1,360	(1,433)	(105.37)
Other noninterest income	337	631	(294)	(46.59)
TOTAL NONINTEREST INCOME	$8,681	$11,202	$(2,521)	(22.50)%

	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$7,283	$4,208	$3,075	73.08%
Trust fees	3,337	2,761	576	20.86
Brokerage commissions	841	599	242	40.40
Insurance commissions	556	557	(1)	(0.18)
Securities gains, net	1,806	1,685	121	7.18
Gain (loss) on trading account securities	43	329	(286)	(86.93)
Impairment loss on equity securities	-	(239)	239	(100.00)
Rental income on operating leases	10,348	10,342	6	0.06
Gain on sale of loans	2,186	5,667	(3,481)	(61.43)
Valuation adjustment on mortgage servicing rights	40	368	(328)	(89.13)
Other noninterest income	1,550	1,811	(261)	(14.41)
TOTAL NONINTEREST INCOME	$27,990	$28,088	$(98)	(0.35)%

Noninterest income decreased $2.5 million or 23% during the third quarter of 2004 when compared to the same quarter in 2003. The three categories contributing to this decrease were securities gains (losses), gains on sale of loans and valuation adjustments on mortgage servicing rights. The decrease in these three noninterest income categories was partially offset by an increase in service charges and fees. On a year-to-date comparative basis, noninterest income decreased $98 thousand or less than 1%. The noninterest income category reflecting significant improvement during the nine-month comparative period was service charges and fees, which was offset by a reduction in the gains on sale of loans. Rocky Mountain Bank recorded $643 thousand in noninterest income during the third quarter of 2004 and $841 thousand during its first four months of operations under the Heartland umbrella of community banks.

Service charges and fees increased $1.2 million or 85% during the quarters under comparison. On a nine-month comparative basis, service charges and fees increased $3.1 million or 73%. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Heartland’s mortgage loan servicing portfolio grew from $521.1 million at September 30, 2003, to $562.7 million at September 30, 2004, generating additional mortgage loan servicing fees of $64 thousand for the quarter and $230 thousand for the nine-month period, increases of 23% and 29%, respectively. The most significant impact to service charges and fees was the $581 thousand or 72% reduction for the quarter and $1.2 million or 59% reduction for the nine-month period in the amortization on the mortgage servicing rights associated with the mortgage loan servicing portfolio. During 2004, prepayment activity in the portfolio caused by refinancing activity slowed, resulting in a lower amortization rate. Service charges on deposit products are also included in this category. Rocky Mountain Bank contributed $298 thousand during the third quarter of 2004 and $403 thousand during its first four months of operations as a subsidiary of Heartland to the service charges on deposit products category. Also contributing to the improvement in service charges on deposit products was an overdraft privilege feature on our checking account product line that resulted in the generation of additional service charge revenue of approximately $143 thousand for the quarter and $434 thousand for the nine-month period, increases of 18% and 20%, respectively. Additionally, included in the service charges and fees category were fees generated by HTLF Capital Corp., our investment banking subsidiary formed in May of 2003, in the amount of $18 thousand during the third quarter of 2004 and $230 thousand during the first nine months of 2004.

Gains on sale of loans experienced reductions of $1.6 million or 67% and $3.5 million or 61% during the quarter and nine months under comparison, respectively, as refinancing activity on residential mortgage loans was at historically high levels during 2003. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

Valuation adjustments on mortgage servicing rights experienced a $1.4 million reversal of the valuation allowance during the third quarter of 2003 compared to a $73 thousand increase in the valuation allowance during the same quarter of 2004. On a year-to-date comparative basis, the total valuation adjustment on mortgage servicing rights resulted in reversals totaling $40 thousand during 2004 and $368 thousand during 2003. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At September 30, 2004, the remaining valuation allowance totaled $91 thousand.

During the third quarter of 2003, securities gains totaled $527 thousand compared to losses of $61 thousand during the third quarter of 2004. During the first nine months of 2004, securities gains were $1.8 million compared to $1.7 million during the first nine months of 2003. Nearly $1.0 million of the gains recorded during the first quarter of 2004 were due to the active management of our bond portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. The partial liquidation of the available for sale equity securities portfolio resulted in $542 thousand of securities gains during the first quarter of 2004. Management has elected to liquidate a majority of this portfolio and redirect those funds to its expansion efforts.

NONINTEREST EXPENSE

	Three Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$10,597	$8,579	$2,018	23.52%
Occupancy	1,337	1,021	316	30.95
Furniture and equipment	1,423	1,064	359	33.74
Depreciation on equipment under operating leases	2,798	2,859	(61)	(2.13)
Outside services	2,026	1,286	740	57.54
FDIC deposit insurance assessment	65	54	11	20.37
Advertising	829	679	150	22.09
Other intangibles amortization	257	101	156	154.46
Other noninterest expenses	3,361	1,763	1,598	90.64
TOTAL NONINTEREST EXPENSE	$22,693	$17,406	$5,287	30.37%

	Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$28,688	$24,414	$4,274	17.51%
Occupancy	3,615	2,877	738	25.65
Furniture and equipment	3,875	2,912	963	33.07
Depreciation on equipment under operating leases	8,528	8,471	57	0.67
Outside services	4,998	3,558	1,440	40.47
FDIC deposit insurance assessment	177	161	16	9.94
Advertising	2,005	1,765	240	13.6
Other intangibles amortization	489	303	186	61.39
Other noninterest expenses	7,546	5,577	1,969	35.31
TOTAL NONINTEREST EXPENSE	$59,921	$50,038	$9,883	19.75%

For the third quarter of 2004, noninterest expense increased $5.3 million or 30%, reflecting increased costs related to the acquisition of Rocky Mountain Bank and the recognition of the remaining unamortized issuance costs on the trust preferred securities redeemed. For the first nine months of 2004, noninterest expense increased $9.9 million or 20%. In addition to the items mentioned above, Wisconsin Community Bank’s March 2003 opening of an additional branch in the Madison, Wisconsin market, the April 2003 formation of HTLF Capital Corp., the August 2003 opening of Arizona Bank & Trust and its opening of a second branch in May 2004 also contributed to this increase. Rocky Mountain Bank accounted for $2.9 million or 55% of the increase during the quarter and $3.8 million or 39% for the nine-month period.

Salaries and employee benefits, the largest component of noninterest expense, increased $2.0 million or 24% for the quarters under comparison and $4.3 million or 18% for the nine months under comparison. This category made up more than 38% of the total increase in noninterest expense during the quarter and 43% during the nine-month period under comparison. In addition to staffing increases at the holding company to provide support services to the growing number of bank subsidiaries, these increases were also attributable to the opening of Arizona Bank & Trust’s first branch location in Mesa, Arizona and its second branch location in Chandler, Arizona, Wisconsin Community Bank’s new loan production office in Rockland, Massachusetts and the addition of Rocky Mountain Bank. Salaries and employee benefits expense at Rocky Mountain Bank totaled $1.5 million during the third quarter and $1.9 million during its first four months as a subsidiary of Heartland. Total full-time equivalent employees increased by 171 or 26% from 667 at quarter-end 2003 to 838 at quarter-end 2004. Of that increase, 127 are full-time equivalent employees at Rocky Mountain Bank.

Occupancy and furniture and equipment expense, in aggregate, increased $675 thousand or 32% for the quarters under comparison and $1.7 million or 29% for the nine-month periods under comparison. These increases were primarily the result of the expansion efforts and the completion of Heartland’s state-of-the-art operations center in Dubuque, Iowa. Rocky Mountain Bank was responsible for $436 thousand and $592 thousand of these expenses during the quarter and nine-month periods, respectively.

Fees for outside services increased by $740 thousand or 58% for the quarters under comparison and $1.4 million or 40% for the nine-month periods under comparison. Contributing to these increases were the following:

•	Additional professional fees were incurred in 2004 for services related to the implementation and compliance with internal control provisions of the Sarbanes-Oxley Act of 2002.

•	Early in 2004, Heartland embarked upon the implementation of Citrix technology across all its bank subsidiaries.

•	Legal and professional fees related to Heartland’s continuing expansion through branch and de novo bank formations, in addition to the exploration of potential acquisitions, continued to increase during 2004.

•	Rocky Mountain Bank recorded fees for outside services of $445 thousand during the third quarter of 2004 and $595 thousand during its first four months as a subsidiary of Heartland.

Other noninterest expenses increased $1.6 million or 91% for the quarters under comparison and $2.0 million or 35% for the nine-month periods under comparison. Remaining unamortized issuance cost on the $25.0 million 9.60% trust preferred securities redeemed on September 30, 2004, totaled $959 thousand and were fully expensed during the third quarter of 2004.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 2004 decreased $1.0 million or 42% when compared to the same period in 2003, resulting in an effective tax rate of 25.62% for 2004 compared to 31.23% for 2003. Income tax expense for the first nine months of 2004 decreased $1.0 million or 16% when compared to the same period in 2003. Heartland’s effective tax rate for the nine-month comparative period was 29.10% for 2004 compared to 32.22% for 2003. The reduced effective rate was the result of federal historic rehabilitation tax credits of $550 thousand and state historic rehabilitation tax credits of $325 thousand. Additionally, tax-exempt interest income went from 15% of pre-tax income during the first nine months of 2003 to 19% during the same period in 2004. A large portion of this change in tax-exempt income occurred during the third quarter of 2004.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases increased $415.1 million or 31% since year-end 2003. Rocky Mountain Bank had total loans and leases of $274.2 million as of September 30, 2004. Internal growth, defined as total loans and leases exclusive of Rocky Mountain Bank, was $140.9 million or 11%. All the loan portfolios except for agricultural and agricultural real estate and lease financing experienced growth.

Exclusive of $143.5 million at Rocky Mountain Bank, the commercial and commercial real estate loan portfolio grew $114.4 million or 13% internally during the first nine months of 2004. Activity at Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust and Arizona Bank & Trust was responsible for nearly $97.1 million or 85% of the growth.

Agricultural and agricultural real estate loans decreased $9.4 million or 6% since year-end 2003 when excluding the $67.4 million of agricultural and agricultural real estate loans at Rocky Mountain Bank as of September 30, 2004. While growth occurred at Dubuque Bank and Trust Company and First Community Bank, a decline of $8.5 million was experienced at New Mexico Bank & Trust’s Clovis branch due to payoffs on a few large credits.

The residential mortgage loan portfolio experienced internal growth of $22.4 million or 15% when excluding the $50.9 million residential mortgage loan portfolio at Rocky Mountain Bank at September 30, 2004. A majority of this growth occurred in adjustable-rate mortgage and residential construction loans at Arizona Bank & Trust, Wisconsin Community Bank, Riverside Community Bank and New Mexico Bank & Trust as they expanded their mortgage lending capabilities. We do not anticipate continued growth in our residential mortgage loan portfolio, as many of the loans made, especially the 15- and 30-year fixed loans, are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Exclusive of Rocky Mountain Bank’s consumer loan portfolio of $12.3 million at quarter-end, consumer loans increased $14.2 million or 10% during the first nine months of 2004, primarily in home equity lines of credit at all of the Heartland bank subsidiaries except First Community Bank. Also contributing to this growth was Citizens Finance Co., which experienced an increase of $2.4 million or 11% in its consumer loan portfolio.

The table below presents the composition of the loan portfolio as of September 30, 2004, and December 31, 2003.

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,118,421	64.26%	$860,552	64.93%
Residential mortgage	221,697	12.74	148,376	11.19
Agricultural and agricultural real estate	224,226	12.88	166,182	12.54
Consumer	163,107	9.37	136,601	10.31
Lease financing, net	13,030.75		13,621	1.03
Gross loans and leases	1,740,481	100.00%	1,325,332	100.00%
Unearned discount	(1,843)		(1,836)
Deferred loan fees	(1,024)		(947)
Total loans and leases	1,737,614		1,322,549
Allowance for loan and lease losses	(24,520)		(18,490)
Loans and leases, net	$1,713,094		$1,304,059

Loans held for sale increased $8.1 million or 31% since year-end 2003. Rocky Mountain Bank was responsible for $2.9 million or 36% of this change. Activity in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market, made up another $2.9 million or 36% of the change. The remainder of the growth in loans held for sale was commercial and commercial real estate loans at Wisconsin Community Bank that were structured to meet the USDA and SBA loan guaranty program requirements. We continue to explore opportunities to expand this area of our business, as demonstrated by the opening of a loan production office, primarily focused on this type of specialty lending, by Wisconsin Community Bank in Minneapolis, Minnesota last fall and Rockland, Massachusetts this fall.

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

The allowance for loan and lease losses increased by $6.0 million or 33% during the first nine months of 2004, of which $4.2 million was a result of the Rocky Mountain Bank acquisition. The allowance for loan and lease losses at September 30, 2004, was 1.41% of loans and 229% of nonperforming loans, compared to 1.40% of loans and 333% of nonperforming loans at December 31, 2003. Nonperforming loans increased to $10.7 million or 0.62% of total loans and leases compared to $5.6 million or 0.42% of total loans and leases at December 31, 2003. Exclusive of the $3.2 million in total nonperforming loans at Rocky Mountain Bank, total nonperforming loans increased $1.9 million, due primarily to one large credit in the Dubuque market.

During the first nine months of 2004, Heartland recorded net charge offs of $1.6 million compared to $1.2 million for the same period in 2003. One nonperforming credit in the Albuquerque market was responsible for $642 thousand of the net charge-offs in 2004.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2004	2003
Balance at beginning of period	$18,490	$16,091
Provision for loan and lease losses	3,400	3,176
Recoveries on loans and leases previously charged off	853	488
Loans and leases charged off	(2,472)	(1,714)
Additions related to acquisitions	4,249	-
Balance at end of period	$24,520	$18,041
Net charge offs to average loans and leases	0.11%	0.44%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of September 30,		As of December 31,
	2004	2003	2003	2002
Nonaccrual loans and leases	$10,205	$4,612	$5,092	$3,944
Loan and leases contractually past due 90 days or more	491	862	458	541
Total nonperforming loans and leases	10,696	5,474	5,550	4,485
Other real estate	361	1,082	599	452
Other repossessed assets	321	346	285	279
Total nonperforming assets	$11,378	$6,902	$6,434	$5,216
Nonperforming loans and leases to total loans and leases	0.62%	0.44%	0.42%	0.39%
Nonperforming assets to total assets	0.44%	0.35%	0.32%	0.29%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 20% of total assets at September 30, 2004, and 22% of total assets at December 31, 2003.

As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. A partial liquidation of the available for sale equity securities portfolio was initiated during the first quarter of 2004, as management elected to use the proceeds to fund acquisitions and its internal expansion efforts.

Rocky Mountain Bank’s securities portfolio at September 30, 2004, totaled $60.6 million, with slightly over half of its portfolio being comprised of U.S. government agency securities. Exclusive of the securities at Rocky Mountain Bank, there was a shift in the portfolio from U.S. agency securities and mortgage-backed securities into municipal securities, particularly during the third quarter when a leverage strategy was implemented that included the purchase of $30.0 million in securities.

The table below presents the composition of the available for sale securities portfolio by major category as of September 30, 2004, and December 31, 2003.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
U.S. Treasury securities	$497	0.10%	$499	0.11%
U.S. government agencies	200,614	39.84	182,435	40.48
Mortgage-backed securities	154,545	30.69	151,233	33.56
States and political subdivisions	119,074	23.65	93,210	20.68
Other securities	28,833	5.72	23,303	5.17
Total available for sale securities	$503,563	100.00%	$450,680	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at September 30, 2004, were $1.98 billion, an increase of $490.0 million or 33% since year-end 2003. Rocky Mountain Bank had total deposits of $293.6 million at September 30, 2004. Internal growth, defined as total deposits exclusive of Rocky Mountain Bank, was $196.4 million or 13%. The deposit category to experience the least increase since year-end was demand, with an internal growth of $8.9 million or 4%, exclusive of the $45.7 million at Rocky Mountain Bank. New Mexico Bank & Trust experienced the most significant growth in demand deposits during the first nine months of 2004. Savings deposit account balances grew by $86.5 million or 15%, exclusive of the $106.1 million at Rocky Mountain Bank, primarily as a result of growth in the money market account product at Arizona Bank & Trust. Exclusive of $141.8 million of time deposits at Rocky Mountain Bank, certificate of deposit account balances increased by $101.0 million or 15% during the first nine months of 2004. Nearly all this increase was due to the issuance of brokered certificates of deposit, as many of our local markets were not able to attract certificate of deposit customers under the current rate environment. Additionally, during the third quarter of 2004, a leverage strategy was implemented that included the issuance of $30.0 million in brokered certificates of deposit to fund purchases of securities.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the nine-month period ended September 30, 2004, the amount of short-term borrowings increased $3.6 million or 2%. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances declined $7.1 million or 6% since year-end 2003, exclusive of the $10.4 million held by Rocky Mountain Bank at September 30, 2004.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. On January 31, 2004, Heartland entered into a credit agreement with three unaffiliated banks to replace the existing revolving credit lines as well as to increase availability under a revolving credit line. Under the new revolving credit line, Heartland may borrow up to $70.0 million. The previous credit line provided up to $50.0 million. The additional $20.0 million credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar-sized lines currently in place at those subsidiaries. At September 30, 2004, a total of $38.0 million was outstanding on these credit lines compared to $25.0 million on December 31, 2003. Additional borrowings were needed during the third quarter of 2004 to facilitate the redemption of the $25.0 million in trust preferred securities.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $194.7 million on September 30, 2004, compared to $174.0 million on December 31, 2003. Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. On September 30, 2004, $25.0 million 9.60% trust preferred capital securities, originally issued in 1999, were redeemed. On March 17, 2004, Heartland completed an additional issuance of $25.0 million in variable rate cumulative capital securities. This variable rate issuance matures on March 17, 2034 and bears interest at the rate of 2.75% per annum over the three-month LIBOR rate, as calculated each quarter. As a result of the Rocky Mountain Bancorporation acquisition, Heartland assumed the outstanding obligation on $5.0 million of trust preferred capital securities. A schedule of Heartland’s trust preferred offerings outstanding as of September 30, 2004, was as follows:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$5,000,000	08/07/00	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	Variable	12/18/31	12/18/06
5,000,000	06/27/02	Variable	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08
25,000,000	3/17/04	Variable	3/17/34	3/17/09
$63,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks, except for Arizona Bank & Trust, own stock in the FHLB of Des Moines, Chicago, Dallas or Seattle, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at September 30, 2004, increased to $130.6 million from $101.5 million at December 31, 2003. Of this increase, $19.2 million was attributable to Rocky Mountain Bank. A majority of these borrowings are fixed-rate advances for original terms between three and five years. To fund a portion of the fixed-rate commercial and residential loan growth experienced, Heartland entered into these FHLB advances.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios(1)
Tier 1 capital	$176,911	8.99%	$158,346	10.29%
Tier 1 capital minimum requirement	78,704	4.00%	61,536	4.00%
Excess	$98,207	4.99%	$96,810	6.29%
Total capital	$211,202	10.73%	$191,060	12.42%
Total capital minimum requirement	157,408	8.00%	123,072	8.00%
Excess	$53,794	2.73%	$67,988	4.42%
Total risk-adjusted assets	$1,967,598		$1,538,406
Leverage Capital Ratios(2)
Tier 1 capital	$176,911	7.19%	$158,346	8.07%
Tier 1 capital minimum requirement(3)	98,416	4.00%	78,464	4.00%
Excess	$78,495	3.19%	$79,882	4.07%
Average adjusted assets (less goodwill and other intangible assets)	$2,460,396		$1,961,588

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

Heartland had an incentive compensation agreement with certain employees of one of its bank subsidiaries, none of whom is an executive officer of Heartland, that required a total payment of $3.5 million to be made no later than February 29, 2004, to those who remained employed with the subsidiary on December 31, 2003. On January 15, 2004, one-third of the payment was made in cash and the remaining two-thirds in stock options to purchase Heartland’s common stock exercisable in 2005 and 2006. The obligation was accrued over the performance period from January 1, 2000, to December 31, 2003.

On March 17, 2004, Heartland completed an offering of $25.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust IV. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 17, June 17, September 17 and December 17 of each year. The debentures will mature and the trust preferred securities must be redeemed on March 17, 2034. Heartland has the option to shorten the maturity date to a date not earlier than March 17, 2009. For regulatory purposes, all $25.0 million qualified as Tier 2 capital on September 30, 2004.

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

Net cash outflows from investing activities was $169.4 million during the first nine months of 2004, compared to $131.1 million during the same nine months of 2003. The net increase in loans and leases increased $38.9 million in 2004, as most of the bank subsidiaries experienced growth. During 2003, net cash outflows from investing activities was affected by the $15.0 million purchase of bank-owned life insurance, which was subsequently reduced to $10.0 million.

Net cash provided by financing activities was $171.6 million during the first nine months of 2004 compared to $142.9 million during same nine months in 2003. The net increase in deposits grew from $119.2 million in 2003 to $204.0 million in 2004, an $84.8 million change. This positive increase in net cash provided by financing activities was partially offset by repayments on both long- and short-term borrowings.

Total cash provided by operating activities was $21.0 million during the first nine months of 2004 compared to $36.2 million during the same nine months of 2003. The significant change occurred as a result of activity in loans originated for sale.

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

At September 30, 2004, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $70.0 million, of which $38.0 million had been borrowed. These agreements contain specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreements are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2004, Heartland was in compliance with the covenants contained in these credit agreements.

RECENT REGULATORY DEVELOPMENTS

On August 20, 2004, Illinois Governor Blagojevich signed legislation that permits state-chartered banks and national banks that are headquartered outside of Illinois to establish de novo branches and to acquire branches in Illinois, provided that the states in which they are headquartered grant reciprocal privileges to banks that are headquartered in Illinois. This legislation will allow state-chartered banks and national banks headquartered in Illinois to establish de novo branches and to acquire branches in states that have similar reciprocity laws. On September 13, 2004, the Illinois Department of Financial and Professional Regulation published guidance, in the form of Interpretive Letter 2004-01, that lists those states that have similar reciprocity laws.

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

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of September 30, 2004, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $863 thousand on September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective. There have been no significant changes in Heartland’s internal controls or in other factors that could significantly affect internal controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended June 30, 2004, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/04- 07/31/04	85,619	$17.81	N/A	N/A
08/01/04- 08/31/04	40,701	$17.41	N/A	N/A
09/01/04- 09/30/04	2,469	$18.06	N/A	N/A
Total:	128,789(1)	$17.69	N/A	N/A

(1)	Heartland purchased these shares in open market transactions.
(2)	Heartland’s board of directors has not adopted a formal stock repurchase program.

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

HEARTLAND FINANCIAL USA, INC.

November 9, 2004

/s/ Lynn B. Fuller	/s/ John K. Schmidt
Lynn B Fuller	John K. Schmidt
President	Executive Vice President, COO & CFO