Form 10-K
HEARTLAND FINANCIAL USA INC
filed 2005-03-15
CIK 920112

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Common Stock $1.00 par value
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The index to exhibits follows the signature page.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $252,045,214.* Such figures include 2,835,756 shares of the Registrant's Common Stock held in a fiduciary capacity by the Trust Department of the Dubuque Bank and Trust Company, a wholly-owned subsidiary of the Registrant.

* Based on the last sales price of the Registrant's common stock on June 30, 2004, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

As of March 9, 2005, the Registrant had issued and outstanding 16,486,310 shares of common stock, $1.00 per value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report
Table of Contents

Part I

Item 1.	Business
A.	General Description
B.	Market Areas
C.	Competition
D.	Employees
E.	Internet Access
F.	Supervision and Regulation
G.	Governmental Monetary Policy and Economic Conditions

Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits and Financial Statement Schedules

PART I.

ITEM 1.

BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has eight bank subsidiaries in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, and Montana, collectively, the "Bank Subsidiaries"). All eight Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). The Bank Subsidiaries listed below operate 47 banking locations.

*
Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., a partner in low-income housing and historic rehabilitation projects.

*	Galena State Bank and Trust Company, Galena, Illinois, is chartered under the laws of the State of Illinois.
*	First Community Bank, Keokuk, Iowa is chartered under the laws of the State of Iowa.
*	Riverside Community Bank is chartered under the laws of the State of Illinois.
*	Wisconsin Community Bank, Cottage Grove, Wisconsin, is chartered under the laws of the State of Wisconsin and has one subsidiary, WCB Mortgage, LLC, a mortgage banking company.
*	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico.
*	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the state of Montana.
*	Arizona Bank & Trust, Mesa, Arizona, is chartered under the laws of the state of Arizona.

Heartland has nine non-bank subsidiaries as listed below.

*	Citizens Finance Co. is a consumer finance company with offices in Iowa, Illinois and Wisconsin.
*	ULTEA, Inc. is a fleet leasing company headquartered in Madison, Wisconsin.
*
Heartland Statutory Trust II, Heartland Capital Trust II, Heartland Statutory Trust III, Heartland Statutory Trust IV, and Rocky Mountain Statutory Trust I are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities.

*	HTLF Capital Corp. is an investment banking firm specializing in taxable and tax-exempt municipal financing headquartered in Denver, Colorado.
*	Heartland Community Development Corp. is a certified community development entity with accountability to low-income communities in the Dubuque, Iowa, service area.

All of Heartland’s subsidiaries are wholly-owned, except for Arizona Bank & Trust, of which Heartland owned 86% of the capital stock on December 31, 2004, and WCB Mortgage, LLC, of which Heartland owned 55% of the capital stock on December 31, 2004. WCB Mortgage, LLC, ceased operations and was dissolved effective January 1, 2005.

The Bank Subsidiaries provide full service retail banking within Dubuque and Lee Counties in Iowa; within Jo Daviess, Hancock and Winnebago Counties in Illinois; within Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona; and within Flathead, Gallatin, Jefferson, Powder River, Ravalli, Sanders, Sheridan, and Yellowstone Counties in Montana. Deposit products include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity, credit cards and lines of credit. Other products and services include VISA debit cards, automatic teller machines, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage.

Operating Strategy

Heartland’s operating strategy is based upon a community banking model with three major components:

1.	Develop strong community banks:

*	Establish community bank names and images
*	Encourage community involvement and leadership
*	Maintain active boards of directors chosen from the local community
*	Retain local presidents and decision-making

2.	Provide resources for revenue enhancement:

*	Develop and implement a wide array of financial products and services for all Bank Subsidiaries
*
Improve Bank Subsidiary funding costs by reducing higher-cost certificates of deposit; increasing the percentage of lower-cost transaction accounts such as checking, savings and money market accounts; emphasizing relationship banking and capitalizing on cross-selling opportunities

*	Emphasize greater use of non-traditional sources of income, including trust and investment services, insurance, consumer finance, vehicle leasing and fleet management, and investment banking
*	Evaluate and acquire state-of-the-art technology when the expected return justifies the cost

3.	Provide customer-transparent cost savings:

*	Centralize back office support functions so Bank Subsidiaries operate as efficiently as possible

Management believes the personal and professional service offered to customers provides an appealing alternative to the "megabanks" resulting from mergers and acquisitions in the financial services industry. While Heartland employs a community banking philosophy, management believes Heartland’s size, combined with its complete line of financial products and services, is sufficient to effectively compete in the respective market areas. To remain price competitive, management also believes Heartland must manage expenses and gain economies of scale by centralizing back office support functions. Although each of Heartland’s subsidiaries operates under the direction of its own board of directors, Heartland has standard operating policies regarding asset/liability management, liquidity management, investment management, lending policies, and deposit structure management.

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. In 1996, Heartland established an employee stock purchase plan. For the year ended December 31, 2004, employees purchased 23,308 shares under the plan. As of December 31, 2004, employees, officers, and directors owned approximately 45% of Heartland’s outstanding common stock.

Acquisition and Expansion Strategy

Heartland’s strategy is to increase profitability and diversify its market area and asset base by expanding existing subsidiaries, by establishing de novo banks and through acquisitions. Heartland continually seeks and evaluates opportunities to establish branches, loan production offices, or other business facilities as a means of expanding its presence in current or new market areas. Heartland acquires established financial services organizations, primarily commercial banks or thrifts, when suitable candidates are identified and acceptable business terms negotiated. Heartland has also formed de novo banking institutions in locations determined to have market potential and suitable management candidates with banking expertise and a philosophy similar to Heartland’s.

Heartland has focused on markets with growth potential in the Midwest and Western regions of the United States as it evaluates expansion and acquisition opportunities. In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation and followed with a second location in 2004. Heartland took another step toward expanding its Western presence in June of 2004 when it acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank. Headquartered in Billings, Montana, Rocky Mountain Bank is a $373 million bank, with eight branch locations throughout the state. One of Heartland’s strategic goals is to expand its presence in the Western and Southwestern markets to 50% of Heartland’s total assets, thereby balancing the growth in those markets with the stability of the Midwestern markets.

Heartland looks for opportunities outside the community banks and thrift categories when its board of directors and management determine the opportunities will provide a desirable strategic fit without posing undue risk. In this regard, Heartland established HTLF Capital Corp. in April 2003. HTLF Capital is an investment banking firm that specializes in taxable and tax-exempt municipal financing, either by providing direct investment on behalf of Heartland and its Bank Subsidiaries or by acting as a financial advisor for a variety of municipal transactions.

Lending Activities

General

The Bank Subsidiaries provide a range of commercial and retail lending services to businesses and individuals. These credit activities include agricultural, commercial, residential real estate, consumer loans and commercial leases.

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

Commercial Loans

The Company Subsidiaries have a strong commercial loan base, with significant growth coming from Dubuque Bank and Trust Company, New Mexico Bank & Trust, Wisconsin Community Bank, and Arizona Bank & Trust. Dubuque Bank and Trust Company, in particular, continues to be a premier commercial lender in the tri-state area of northeast Iowa, northwest Illinois and southwest Wisconsin. The Bank Subsidiaries' current portfolios include, but are not limited to, loans to wholesalers, hospitality industry, real estate developers, manufacturers, building contractors, business services companies and retailers. The Bank Subsidiaries provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years.

Bank Subsidiaries continue to seek opportunities to expand the production of loans guaranteed by U.S. government agencies. Wisconsin Community Bank is designated as a Preferred Lender by the U.S. Small Business Administration (SBA). Wisconsin Community Bank is also the only lender in Wisconsin to be granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program and was one of the top ten lenders in the nation in this program for the past three years. Management believes that making these guaranteed loans helps its local communities as well as provides Heartland with a source of income and solid future lending relationships as such businesses grow and prosper.

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

The Bank Subsidiaries’ commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and leases and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans and leases are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value.

Heartland understands the roles that sound credit skills and a common credit culture play in maintaining quality loan portfolios. As the credit portfolios of the Bank Subsidiaries have continued to grow, several changes have been made in their lending departments resulting in an overall increase in these departments' skill levels. In 2003, Heartland introduced the RMA Diagnostic Assessment to assess credit skills and training needs for over 80 of its credit personnel. After the initial introduction of this training tool, specific individualized training was established for existing personnel. All new lending personnel are expected to complete a similar diagnostic training program. Heartland also assists all of the member banks’ commercial and agricultural lenders in the analysis and underwriting of credit through its staff in the Credit Administration Department. This staff continues to expand as the total loans under management continue to grow.

Commercial lenders interact with their respective boards of directors each month. Heartland also utilizes an internal loan review function to analyze credits of the Bank Subsidiaries and to provide periodic reports to the respective boards of directors. Management has attempted to identify problem loans at an early date and to aggressively seek a resolution of these situations.

Agricultural Loans

Agricultural loans are emphasized by Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank’s Monroe banking center and New Mexico Bank & Trust’s Clovis banking offices.
The Bank Subsidiaries that emphasize agricultural loans do so because of their location in or around rural markets. Dubuque Bank and Trust Company maintains its status as one of the largest agricultural lenders in the State of Iowa. Agricultural loans remain balanced in proportion to the rest of Heartland's loan portfolio, constituting approximately 12% of the total loan portfolio at December 31, 2004. Heartland’s policies designate a primary and secondary lending area for each bank with the majority of outstanding agricultural operating and real estate loans to customers located within the primary lending area. Term loans secured by real estate are allowed within the secondary lending area.

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.

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

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for the Bank Subsidiaries as each of them continues to build real estate lending business. Even though long-term interest rates remained at historically low levels in 2004, activity slowed as many customers had already refinanced their mortgage loans into fifteen- and thirty-year fixed rate loans. Heartland usually sells these loans into the secondary market but retains servicing on the majority of sold loans. Management believes that mortgage servicing on sold loans provides the Bank Subsidiaries with a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing gives the Bank Subsidiaries the opportunity to maintain regular contact with mortgage loan customers.

As with agricultural and commercial loans, Heartland encourages the Bank Subsidiaries to participate in lending programs sponsored by U.S. government agencies when justified by market conditions. Beginning in 2004, Veterans Administration and Federal Home Administration loans were offered in all Bank Subsidiary markets.

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

Citizens Finance Co. specializes in consumer lending and currently serves the consumer credit needs of approximately 5,200 customers in Iowa, Illinois and Wisconsin from its Dubuque, Iowa; Madison and Appleton, Wisconsin; and Loves Park and Crystal Lake, Illinois offices. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the bank subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank and Trust Company and Wisconsin Community Bank have been offering trust and investment services in their respective communities for many years. In those markets which do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. In 2003, Arizona Bank & Trust joined the list of banks offering trust and investment services. On August 31, 2004, Heartland completed its acquisition of the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The Wealth Management Group, Colonial Trust Company’s personal trust division, had trust assets of $154.0 million and projected annual revenues of $1.2 million at August 31, 2004. This transaction provides a unique opportunity for Heartland to grow its trust business in the Southwestern marketplace. Colonial’s seasoned management team and strong account base, combined with Heartland’s strong support services, depth of expertise, and long track record of investment performance should prove to be a winning combination as we seek to elevate the profile of our newest subsidiary bank, Arizona Bank & Trust. The purchase price was $2.1 million, all in cash. With this acquisition, total Heartland trust assets exceeded $1.1 billion, the vast majority of which are assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations.

Dubuque Bank and Trust Company is nationally recognized as a leading provider of socially responsible investment services, and it manages investment portfolios for religious and other non-profit organizations located throughout the United States. Dubuque Bank and Trust Company is also Heartland’s lead bank in providing daily valuation 401(k) plans and other retirement services, including Heartland’s retirement plans for its employees. All Bank Subsidiaries have targeted their trust departments as primary areas for future growth.

Heartland has formed a strategic alliance with Invest Financial Corporation to operate independent securities offices at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, Riverside Community Bank, First Community Bank, Wisconsin Community Bank, and New Mexico Bank & Trust. Rocky Mountain Bank has a similar arrangement with PrimeVest Financial Services. Through Invest Financial Corporation and PrimeVest Financial Services, Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans, and insurance products. A complete line of vehicle, property and casualty, life and disability insurance and tax-free annuities are also offered by Heartland through DB&T Insurance.

B. MARKET AREAS

Dubuque Bank and Trust Company and Heartland Financial are located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. Citizens Finance Co. also operates within this market area, in addition to operating offices in Madison, Wisconsin; Appleton, Wisconsin; Loves Park, Illinois; and Crystal Lake, Illinois.

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

The principal offices of Heartland Financial and Dubuque Bank and Trust Company’s main bank currently occupy the same building. Due to growth in both companies, a building was acquired directly across the street from Dubuque Bank and Trust Company’s main office to serve as an operations center for Heartland. Renovation of the 60,000 square foot building was completed in the second quarter of 2004.

In addition to its main banking office, Dubuque Bank and Trust Company operates seven branch offices, all of which are located in Dubuque County. In 2004 Dubuque Bank and Trust Company opened a branch facility at a strategically located intersection on the rapidly growing northwest side of Dubuque. Additionally, during 2003, Dubuque Bank and Trust Company relocated its branch facility in Farley, Iowa, to a newly constructed building that is more convenient for its customers. As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization.

Galena State Bank and Trust Company is located in Galena, Illinois, which is less than five miles from the Mississippi River, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena operates a second office in Stockton, Illinois. Both offices are located in Jo Daviess County, which has a population of approximately 22,000, according to the 2000 census.

First Community Bank’s main office is in Keokuk, Iowa, which is located in the southeast corner of Iowa near the borders of Iowa, Missouri and Illinois. Due to its location, First Community Bank serves customers in the tri-county region of Lee County, Iowa; Hancock County, Illinois; and Clark County, Missouri. First Community Bank has one branch office in Keokuk and another branch in the city of Carthage in Hancock County, Illinois. Keokuk is an industrial community with a population of approximately 11,000, and the population of Lee County is approximately 38,000.

Riverside Community Bank is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County. In addition to its main banking office, Riverside Community Bank has three branch offices, all of which are located in the Winnebago County area. Based on the 2000 census, the county had a population of 278,000, and the city of Rockford had a population of 150,000.

Wisconsin Community Bank’s main office is located in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. Wisconsin Community Bank operates two branch offices in Madison suburbs. The Middleton branch opened in 1998, and an office in Fitchburg was opened in a newly constructed building in March 2003. According to the 2000 census, Dane County had a population of 427,000, and the village of Cottage Grove had a population of 3,800. Wisconsin Community Bank opened three offices in Sheboygan, DePere and Eau Claire, Wisconsin during 1999, operating under the name of Wisconsin Business Bank. The Sheboygan and DePere facilities are located in the northeastern Wisconsin counties of Sheboygan and Brown. The Eau Claire office was subsequently sold in the fourth quarter of 2002. In 2003, Wisconsin Community Bank opened a loan production office in Minneapolis, Minnesota, operating under the name of Wisconsin Business Bank. This office focuses on providing government guaranteed financing to businesses located in the Western region of the United States. During 2004, Wisconsin Business Bank changed its name to Heartland Business Bank in conjunction with its opening of a loan production office in Rockland, Massachusetts. Wisconsin Community Bank also acquired the Bank One Monroe Wisconsin banking center in July of 1999. The city of Monroe, which is approximately 50 miles southwest of Madison, is located in Green County in south central Wisconsin.

New Mexico Bank & Trust operates five offices in or around Albuquerque, New Mexico, in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. New Mexico Bank & Trust also operates five locations in the New Mexico communities of Clovis, Portales, and Melrose, all located in Curry County. Clovis is located in east central New Mexico, approximately 220 miles from Albuquerque, 100 miles northwest of Lubbock, Texas, and 105 miles southwest of Amarillo, Texas. In 2003 two branch offices were opened in Santa Fe, in Santa Fe County.

Arizona Bank & Trust currently operates two offices, one in Mesa, Arizona, which is located 15 miles east of Phoenix and the main office in Chandler, Arizona, which is located in the southern portion of metropolitan Phoenix. Both cities are located in Maricopa County. A third location is scheduled to open in the first quarter of 2005 in Phoenix. Chandler’s current population is 218,000, as provided by the City of Chandler Office of Economic Development, compared to 177,000 reported in the 2000 census. The estimated population of Maricopa County in July 2001 was 3,029,000, according to the Arizona Department of Economic Security.

Rocky Mountain Bank operates from eight locations throughout the state of Montana. Rocky Mountain Bank’s main office is in Billings which is the state’s largest city and an agricultural, retail and business center. Billings is also the county seat of Yellowstone County within south-central Montana along Interstate-90. Based upon the 2000 census, the county had a population of 129,000 and the city had a population of 126,000. Five of the seven branch locations are spread primarily along the western corridor of the state of Montana. Bigfork is located in Flathead County, 15 miles southeast of Kalispell along Highway 206. Bigfork is near the Big Mountain Ski Resort and Blacktail Ski Area. Bozeman is the county seat of Gallatin County and is 82 miles east of Butte on Interstate-90. Bozeman has a population of 30,000 and is the fifth largest city in Montana. Plains is located in Sanders County, on Route 200 near the Discovery Ski Basin Area. Stevensville is located in Ravalli County, 28 miles south of Missoula on Highway 93. Whitehall is located in Jefferson County, off Interstate-90 between Butte and Three Forks. Two of the locations are on the eastern side of Montana. Broadus is the county seat of Powder River County, and lies 77 miles south of Miles City close to the Wyoming state line along Highway 212. Plentywood is the county seat for Sheridan County and located 16 miles south of the Canadian border between Archer and Antelope on Highways 5 and 15. Plentywood is a major gateway to Montana.

C. COMPETITION

Heartland encounters competition in all areas of its business pursuits. To compete effectively, develop its market base, maintain flexibility, and keep pace with changing economic and social conditions, Heartland continuously refines and develops its products and services. The principal methods of competing in the financial services industry are through price, service and convenience.

The Bank Subsidiaries' combined market area is highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within Heartland's market area. The Bank Subsidiaries also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Under the Gramm-Leach-Bliley Act, effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act significantly changed the competitive environment in which Heartland and the Bank Subsidiaries conduct business. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Heartland competes for loans principally through the range and quality of the services it provides, with an emphasis on building long-lasting relationships. Our strategy is to delight our customers through excellence in customer service and needs-based selling. We become their trusted financial advisor. Heartland believes that its long-standing presence in the community and personal service philosophy enhance its ability to compete favorably in attracting and retaining individual and business customers. Heartland actively solicits deposit-oriented clients and competes for deposits by offering its customers personal attention, professional service and competitive interest rates.

D. EMPLOYEES

At December 31, 2004, Heartland employed 853 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits, and management considers its employee relations to be excellent.

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

F. SUPERVISION AND REGULATION

General

Financial institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Superintendent”), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Division of Banking of the Wisconsin Department of Financial Institutions (the “Wisconsin DFI”), the New Mexico Financial Institutions Division (the “New Mexico FID”), the Montana Financial Institution Division, (the “Montana Division”), the Arizona State Banking Department (the “Arizona Department”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of Heartland. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The Company

General. Heartland, as the sole shareholder of Dubuque Bank and Trust, Galena State Bank, Riverside Community Bank, Wisconsin Community Bank, First Community Bank, New Mexico Bank & Trust and Rocky Mountain Bank and the controlling shareholder of Arizona Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve. Heartland is also required to file with the Federal Reserve periodic reports of its operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit Heartland to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance company, equipment leasing and fleet management, a computer service bureau (including software development), mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2004, Heartland had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

Federal Securities Regulation. Heartland’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General. Dubuque Bank and Trust Company and First Community Bank are Iowa-chartered banks. The deposit accounts of Dubuque Bank and Trust Company are insured by the FDIC’s Bank Insurance Fund (“BIF”), and the deposit accounts of First Community Bank are insured by the FDIC’s Savings Association Insurance Fund (“SAIF”). As Iowa-chartered banks, Dubuque Bank and Trust and First Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered FDIC-insured banks that, like Dubuque Bank and Trust and First Community Bank, are not members of the Federal Reserve System (“non-member banks”).

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

Rocky Mountain Bank is a Montana-chartered bank, the deposit accounts of which are insured by the BIF. As a Montana-chartered, FDIC-insured member bank, Rocky Mountain Bank is subject to the examination, supervision, reporting and enforcement requirement of the Montana Division, as the chartering authority for Montana banks, and the FDIC, as the primary regulator of state-chartered FDIC-insured non-member banks.

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

During the year ended December 31, 2004, both BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s SAIF has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the FDIC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2004: (i) none of the Bank Subsidiaries was subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by FDIC regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. Further, First Community Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with First Community Bank’s conversion from the mutual to the stock form of ownership in 1991. Approximately $65.6 million was available to be paid as dividends by the Bank Subsidiaries as of December 31, 2004. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries if the FDIC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans made by the Bank Subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by each of the Bank Subsidiaries to its directors and officers, to directors and officers of Heartland and its subsidiaries, to principal stockholders of Heartland and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Heartland or any of its subsidiaries or a principal stockholder of Heartland may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships.

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

Branching Authority. Each of the Bank Subsidiaries has the authority, pursuant to the laws under which it is chartered, to establish branches anywhere in the state in which its main office is located, subject to the receipt of all required regulatory approvals.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

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

ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations

Banking Subsidiaries

Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	59,500	Owned	8

Galena State Bank and Trust Company 971 Gear Street Galena, IL 61036	18,000	Owned	3

Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4

First Community Bank 320 Concert Street Keokuk, IA 52632	6,000	Owned	3

Wisconsin Community Bank 580 North Main Street Cottage Grove, WI 53527	6,000	Owned	7

New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2006	12

Arizona Bank & Trust 1000 N. 54th Street Chandler, AZ 85226	8,500	Owned	2

Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	8

Name and Main Facility Address	Main Facility Owned or Leased	Number of Locations

Non-Bank Subsidiaries

Citizens Finance Co. 1275 Main Street Dubuque, IA 52001	Leased from DB&T	5

ULTEA, Inc. 2976 Triverton Pike Madison, WI 53711	Leased	2

HTLF Capital Corp. World Trade Center 1625 Broadway Denver, CO 80202	Leased	1

The principal office of Heartland is located in Dubuque Bank and Trust Company's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2004, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004 to a vote of security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 1,200 stockholders of record as of March 11, 2005, and has been quoted on the Nasdaq National Market System since May 2003 under the symbol “HTLF”. Prior to quotation on the Nasdaq National Market System, the common stock of Heartland was traded on the over-the-counter market.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the Nasdaq National Market System or over-the-counter market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions and have been adjusted to reflect previous stock spits.

Heartland Common Stock

Calendar Quarter	High	Low

2004:
First	$19.81	$18.06
Second	18.95	16.75
Third	18.99	16.73
Fourth	22.07	18.26

2003:
First	$15.33	$11.50
Second	21.53	15.27
Third	21.26	18.57
Fourth	20.63	18.53

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2004. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years as adjusted for previous stock splits:

Calendar Quarter	2004	2003

First	$.08	$.07
Second	.08	.07
Third	.08	.07
Fourth	.08	.07

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the bank subsidiaries, and the banks are subject to regulatory limitations on the amount of cash dividends they may pay. See "Business - Supervision and Regulation - Heartland - Dividend Payments" and "Business - Supervision and Regulation - The Bank Subsidiaries - Dividend Payments" for a more detailed description of these limitations.

Heartland has issued junior subordination debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended December 31, 2004, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/04- 10/31/04	1,639	$18.89	1,639	$1,434,658
11/01/04- 11/30/04	8,524	$19.30	8,524	$1,270,178
12/01/04- 12/31/04	1,020	$20.88	1,020	$3,100,300
Total:	11,183	$19.38	11,183	N/A

(1)
On October 19, 2004, Heartland’s board of directors increased the dollar value of its common stock that management is authorized to acquire and hold as treasury shares from $4.0 million to $5.0 million.

ITEM 6.
SELECTED FINANCIAL DATA
For the years ended December 31, 2004, 2003, 2002, 2001 and 2000
(Dollars in thousands, except per share data)
	2004		2003		2002		2001		2000
STATEMENT OF INCOME DATA
Interest income	$121,394		$99,517		$100,012		$107,609		$102,535
Interest expense	44,264		38,327		42,332		58,620		58,678
Net interest income	77,130		61,190		57,680		48,989		43,857
Provision for loan and lease losses	4,846		4,183		3,553		4,258		2,976
Net interest income after provision for loan and lease losses	72,284		57,007		54,127		44,731		40,881
Noninterest income	37,841		36,541		30,645		28,620		25,721
Noninterest expense	81,936		67,692		60,659		56,692		52,812
Income taxes	7,937		8,137		7,523		5,530		4,211
Income from continuing operations	20,252		17,719		16,590		11,129		9,579
Discontinued operations:
Income from operations of discontinued branch (including gain on sale of $2,602 in 2002)	-		-		3,751		469		12
Income taxes	-		-		1,474		184		5
Income from discontinued operations	-		-		2,277		285		7
Net income	$20,252		$17,719		$18,867		$11,414		$9,586

PER COMMON SHARE DATA
Net income - diluted	$1.26		$1.16		$1.28		$0.78		$0.65
Income from continuing operations - diluted[1]	1.26		1.16		1.12		0.76		0.65
Adjusted net income - diluted[2]	1.26		1.16		1.28		0.85		0.73
Adjusted income from continuing operations - diluted[3]	1.26		1.16		1.12		0.84		0.73
Cash dividends	0.32		0.27		0.27		0.25		0.24
Dividend payout ratio	24.87%		23.09%		20.81%		31.19%		36.15%
Book value	$10.69		$9.29		$8.40		$7.37		$6.67
Weighted average shares outstanding-diluted	16,084,557		15,258,440		14,783,554		14,558,231		14,636,859

BALANCE SHEET DATA
Investments and federal funds sold	$553,284		$451,753		$424,514		$349,417		$274,365
Loans held for sale	32,161		25,678		23,167		26,967		18,127
Total loans and leases, net of unearned	1,772,954		1,322,549		1,152,069		1,078,238		1,023,969
Allowance for loan and lease losses	24,973		18,490		16,091		14,660		13,592
Total assets	2,629,055		2,018,366		1,785,979		1,644,064		1,466,387
Total deposits	1,983,846		1,492,488		1,337,985		1,205,159		1,101,313
Long-term obligations	196,193		173,958		161,379		143,789		102,856
Stockholders’ equity	175,782		140,923		124,041		107,090		96,146

EARNINGS PERFORMANCE DATA
Return on average total assets	0.87%		0.95%		1.13%		0.72%		0.70%
Return on average stockholders’ equity	12.82		13.46		16.44		11.32		10.69
Net interest margin ratio[1,4]	3.87		3.79		4.04		3.67		3.74
Earnings to fixed charges:
Excluding interest on deposits	3.03	x	3.37	x	3.28	x	2.27	x	1.87	x
Including interest on deposits	1.63		1.67		1.57		1.28		1.23

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.41%		0.32%		0.29%		0.52%		0.51%
Nonperforming loans and leases to total loans and leases	0.56		.42		0.39		0.75		0.66
Net loan and lease charge-offs to average loans and leases	0.16		0.14		0.16		0.31		0.17
Allowance for loan and lease losses to total loans and leases	1.41%		1.40%		1.40%		1.36%		1.33%
Allowance for loan and lease losses to nonperforming loans and leases	251.62		333.11		358.77		180.47		201.60

CAPITAL RATIOS
Average equity to average assets	6.77%		7.03%		6.86%		6.47%		6.54%
Total capital to risk-adjusted assets	10.82		12.42		11.86		10,89		9.90
Tier 1 leverage	7.26		8.07		8.24		7.53		7.25

[1]	Excludes the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.
[2]	Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002.
[3]
Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002, and the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

[4]	Tax equivalent using a 35% tax rate.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was an 86% owner on December 31, 2004, and WCB Mortgage, LLC, of which Heartland was a 55% owner on December 31, 2004. WCB Mortgage, LLC, ceased operations and was dissolved effective January 1, 2005.

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

*
The strength of the United States economy in general and the strength of the local economies in which Heartland conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of Heartland’s assets.

*	The economic impact of past and any future terrorist threats and attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

*	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

*	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of Heartland’s assets) and the policies of the Board of Governors of the Federal Reserve System.

*	The ability of Heartland to compete with other financial institutions as effectively as Heartland currently intends due to increases in competitive pressures in the financial services sector.

*	The inability of Heartland to obtain new customers and to retain existing customers.

*	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

*
Technological changes implemented by Heartland and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to Heartland and its customers.

*	The ability of Heartland to develop and maintain secure and reliable electronic systems.

*	The ability of Heartland to retain key executives and employees and the difficulty that Heartland may experience in replacing key executives and employees in an effective manner.

*	Consumer spending and saving habits which may change in a manner that affects Heartland’s business adversely.

*	Business combinations and the integration of acquired businesses may be more difficult or expensive than expected.

*	The costs, effects and outcomes of existing or future litigation.

*	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

*	The ability of Heartland to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning Heartland and its business, including other factors that could materially affect Heartland’s financial results, is included in Heartland’s filings with the Securities and Exchange Commission.

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through eight banking subsidiaries with a total of 47 banking locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona and Montana. In addition, Heartland has separate subsidiaries in the consumer finance, vehicle leasing/fleet management, insurance and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations, branch openings and expansion into non-bank subsidiary activities.

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

The value of Heartland’s targeted growth strategies were reaffirmed during the year 2004 as net income improved by $2.5 million or 14%. Total net income was $20.3 million, or $1.26 per diluted share, during the year 2004 compared to $17.7 million, or $1.16 per diluted share, during the year 2003.

Heartland completed a number of its growth initiatives during 2004. Effective June 1, 2004, Heartland expanded into the Rocky Mountain region through the acquisition of Rocky Mountain Bancorporation, a one-bank holding company headquartered in Billings, Montana. As a result of this acquisition, Rocky Mountain Bank joined the Heartland family of community banks, providing banking services in eight communities throughout the state of Montana. Also in June, a majority of Heartland’s operations resources moved into a new state-of-the-art operations center in Dubuque, Iowa. Expansion in the Phoenix area included Arizona Bank & Trust’s opening of its second branch location in Chandler in May and the completion of the acquisition of Wealth Management Group of Colonial Trust Company effective September 1, 2004. Additionally, Wisconsin Community Bank opened a loan production office in Rockland, Massachusetts in October and Citizens Finance Company opened a loan production office in Crystal Lake, Illinois in December.

The addition of Rocky Mountain Bank had a positive impact on earnings. Net income at Rocky Mountain Bank totaled $2.3 million for the seven months of its operations as a Heartland subsidiary bank. At December 31, 2004, Rocky Mountain Bank had total assets of $373.1 million, total loans of $265.9 million and total deposits of $290.4 million.

Net interest income during 2004 grew significantly, increasing $15.9 million or 26% over 2003. Noninterest income experienced growth of $1.3 million or 4% during that same period despite a reduction in gains on sale of loans of $2.9 million as a result of less refinancing activity in mortgage loans. The two noninterest income categories recording the more significant increases for the year were service charges and fees and trust fees. Noninterest expense for 2004 increased $14.2 million or 21%, primarily due to costs associated with expansion efforts, write off of the unamortized issuance costs on redeemed trust preferred securities and costs surrounding implementation of internal control provisions of the Sarbanes-Oxley Act of 2002.

Total assets nearly reached $2.63 billion at December 31, 2004, up $610.7 million or 30% since year-end 2003. Total loans and leases were $1.77 billion at December 31, 2004, an increase of $450.4 million or 34% since year-end 2003. Dubuque Bank and Trust Company, Wisconsin Community Bank, Arizona Bank & Trust and New Mexico Bank & Trust were major contributors to the $184.5 million or 12% growth in loans, exclusive of the $265.9 million in loans at Rocky Mountain Bank, primarily in the commercial and commercial real estate category. Total deposits at December 31, 2004, were $1.98 billion, an increase of $491.4 million or 33% since year-end 2003. Exclusive of the $290.4 million in deposits at Rocky Mountain Bank, the $201.0 million or 13% growth in deposits came primarily from New Mexico Bank & Trust and Arizona Bank & Trust.

Heartland has a stated goal of doubling earnings and assets every five to seven years. The year 2003 represented the fifth year of Heartland’s latest growth plan. We achieved our asset goal in 2003 and accomplished our earnings goal very early in 2004. During the last five years, we have expanded into nine new markets with seventeen bank offices. For the year ended December 31, 2003, income from continuing operations increased 7% to $17.7 million, or $1.16 per diluted share, compared to $16.6 million, or $1.12 per diluted share, in the year 2002. Total net income was $17.7 million, or $1.16 per diluted share, during the year 2003 compared to $18.9 million, or $1.28 per diluted share, in the year 2002. Return on average equity was 13.46% and return on average assets was .95% for the year 2003 compared to 16.44% and 1.13%, respectively, for the year 2002. The Eau Claire branch of Wisconsin Community Bank, a bank subsidiary of Heartland, was sold effective December 15, 2002. The contribution of this discontinued operation to net income during the year 2002 was approximately $2.3 million or $0.16 per diluted share, which included the $1.6 million after tax gain on disposal during the fourth quarter.

A major contributor to improved earnings on continuing operations during 2003 was the $5.9 million or 19% growth in noninterest income. Securities gains and losses, including impairment losses on equity securities and trading account securities gains and losses, comprised $2.0 million of this increase while valuation adjustments on mortgage servicing rights were responsible for $807 thousand. Exclusive of these components, noninterest income grew $3.1 million or 10%, primarily as a result of additional gains on sale of loans. Also contributing to the improved earnings in 2003 was the $3.5 million or 6% increase in net interest margin. This additional net interest income resulted from growth in earning assets and a reduction in the balances retained in fed funds and other short-term investments. Average earning assets from continuing operations grew from $1.467 billion during the year 2002 to $1.671 billion during the year 2003, a $204.2 million or 14% increase. Noninterest expense increased $7.0 million or 12% during 2003, reflective of increased costs related to the opening of offices in Santa Fe, New Mexico; Fitchburg, Wisconsin; and Mesa, Arizona, as well as the formation of HTLF Capital Corp., an investment banking firm headquartered in Denver, Colorado.

At December 31, 2003, Heartland was extremely pleased to have reached another milestone as total assets exceeded $2 billion. Total assets grew $232.4 million or 13% since year-end 2002 despite a difficult economic environment, evidencing Heartland’s commitment to growing strong customer relationships. Total loans and leases were $1.323 billion and deposits were $1.492 billion at the end of 2003, an increase of 15% and 12%, respectively, since year-end 2002.

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan by loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks’ boards of directors. Specific factors considered by management in establishing the allowance in 2004 and 2003 included the following:

*	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

*	During the last several years, Heartland has entered new markets in which it had little or no previous lending experience.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2004. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below estimates the theoretical range of the 2004 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality.

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

Allowance for loan and lease losses at December 31, 2004	$24,973
Assuming deterioration in credit quality:
Addition to provision	2,462
Resultant allowance for loan and lease losses	$27,435
Assuming improvement in credit quality:
Reduction in provision	(1,069)
Resultant allowance for loan and lease losses	$23,904

The assumptions underlying this sensitivity analysis represent an attempt to quantify theoretical changes that could occur in the total allowance for loan and lease losses given various economic assumptions that could impact inherent loss in the current loan and lease portfolio. It further assumes that the general composition of the allowance for loans and lease losses determined through Heartland’s existing process and methodology remains relatively unchanged. It does not attempt to encompass extreme and/or prolonged economic downturns, systemic contractions to specific industries, or systemic shocks to the financial services sector. The addition to provision was calculated based upon the assumption that, under an economic downturn, a certain percentage of loan balances in each rating pool would migrate from its current loan grade to the next lower loan grade. The reduction in provision was calculated based upon the assumption that, under an economic upturn, a certain percentage of loan balances in each rating pool would migrate from its current loan grade to the next higher loan grade. The estimation of the percentage of loan balances that would migrate from its current rating pool to the next was based upon Heartland’s experiences during previous periods of economic movement.

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

Net interest margin from continuing operations, expressed as a percentage of average earning assets, was 3.87% for the year 2004 compared to 3.79% for the year 2003. This improvement resulted primarily from an increase in average loans as a percentage of total assets. Heartland’s highest yielding assets comprised 76% of average earning assets during 2004 compared to 74% during 2003 and 73% during 2002. The potential benefit to net interest margin from rising rates during 2004 was neutralized due to the fact that the yield curve flattened as short-term rates rose.

Net interest margin from continuing operations, expressed as a percentage of average earning assets, was 3.79% for the year 2003 compared to 4.04% for the year 2002. A steep yield curve and relatively low interest rates led to further compression of Heartland’s net interest margin. Even though average earning assets increased 14% during the year, net interest margin was adversely affected by accelerated prepayments in the mortgage-backed securities portfolio. Also, net interest margin was impacted by the negative carrying costs associated with the completion of a private placement offering of $20.0 million of 8.25% cumulative capital securities early in the fourth quarter of 2003.

Net interest income from continuing operations, on a fully tax equivalent basis, increased $16.5 million or 26% during 2004 and $4.1 million or 7% during 2003. Exclusive of net interest income at Rocky Mountain Bank totaling $8.9 million since the acquisition, the increase for 2004 was $7.6 million or 12%. Fluctuations in net interest income between years is related to changes in the volume of average earning assets and interest bearing liabilities, combined with changes in average yields and rates of the corresponding assets and liabilities as demonstrated in the tables at the end of this section.

Interest income during 2004 increased $22.4 million or 22%. Exclusive of the $12.3 million recorded at Rocky Mountain Bank since the acquisition, interest income grew by $10.1 or 10% during 2004. This growth in interest income was primarily a result of growth in the loan portfolio, which increased $183.3 million or 15% in average balances, exclusive of $161.6 million attributable to loan balances at Rocky Mountain Bank. Even though the national prime rate began to rise in July 2004 and finished the year 125 basis points higher at 5.25% than its level at year-end 2003 of 4.0%, Heartland did not experience a corresponding increase in its yield on loans. During previous periods, management was successful in the utilization of floors on its commercial loan portfolio to minimize the effect downward rates had on Heartland’s interest income. It took several upward movements in rates to reach the floors in place on these loans. As rates move above the floors, the yield will begin to increase in a corresponding manner.

There was a slight increase in interest income during 2003. If it had not been for the $155.0 million or 14% growth in average loan balances, interest income would have declined further as the national prime rate was reduced from 4.25% to 4.00% during the second and third quarters of 2003, compared to 4.75% during the first half of 2002.

Interest expense during 2004 increased $5.9 million or 15%. Exclusive of the $3.4 million interest expense recorded at Rocky Mountain Bank since acquisition, interest expense grew by $2.5 million or 7%. A portion of this growth in interest expense was a result of the issuance of $20.0 million of 8.25% cumulative trust preferred securities on October 20, 2003, and $25.0 million of variable-rate cumulative trust preferred securities on March 17, 2004. Also causing additional interest expense during the last quarter of the year was the implementation of a $30.0 million leverage strategy which included the purchase of mortgage-backed and municipal securities funded primarily by newly issued brokered deposits with an average maturity of 24 months. Management’s analysis indicates that this strategy should create an additional $570 thousand in net interest income annually. The redemption of all of Heartland’s $25.0 million 9.60% trust preferred securities on September 30, 2004, is expected to reduce interest expense by approximately $1.5 million annually under the current rate environment.

Interest expense decreased $4.0 million or 9% in 2003. Even though there was an increase of $170.0 million or 13% in average interest bearing liabilities during 2003, interest expense declined primarily as a direct result of declining interest rates throughout the period combined with the maturity of certificate of deposit balances and Federal Home Loan Bank ("FHLB") advances renewed at lower current market rates.

During 2005, Heartland expects to continue improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES [1]
For the years ended December 31, 2004, 2003, and 2002
(Dollars in thousands)
	2004			2003			2002
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$373,727	$13,401	3.59%	$316,117	$9,100	2.88%	$305,315	$13,132	4.30%
Nontaxable [1]	98,195	7,037	7.17	80,858	5,988	7.41	52,756	4,177	7.92
Total securities	471,922	20,438	4.33	396,975	15,088	3.80	358,071	17,309	4.83
Interest bearing deposits	6,653	227	3.41	7,462	174	2.33	10,535	248	2.35
Federal funds sold	10,412	175	1.68	34,159	355	1.04	20,835	322	1.55
Loans and leases:
Commercial and commercial real estate[1]	1,039,055	61,090	5.88	793,187	48,631	6.13	665,431	45,480	6.83
Residential mortgage	196,267	11,643	5.93	157,005	9,907	6.31	142,469	10,518	7.38
Agricultural and agricultural real estate[1]	199,591	13,081	6.55	164,808	10,819	6.56	150,485	10,941	7.27
Consumer	150,842	12,324	8.17	124,136	11,343	9.14	120,561	12,036	9.98
Direct financing leases, net	13,713	819	5.97	10,540	780	7.40	13,626	1,037	7.61
Fees on loans	-	4,353	-	-	4,603	-	-	3,694	-
Less: allowance for loan and lease losses	(22,221)	-	-	(17,390)	-	-	(15,309)	-	-
Net loans and leases	1,577,247	103,310	6.55	1,232,286	86,083	6.99	1,077,263	83,706	7.77
Total earning assets	2,066,234	124,150	6.01	1,670,882	101,700	6.09	1,466,704	101,585	6.93
NONEARNING ASSETS
Assets of discontinued operation	-	-	-	-	-	-	31,525
Total nonearning assets	266,885	-		202,433	-	-	173,385	-	-
TOTAL ASSETS	$2,333,119	$124,150	5.32%	$1,873,315	$101,700	5.43%	$1,671,614	$101,585	6.08%
INTEREST BEARING LIABILITIES
Interest bearing deposits:
Savings	$670,758	$5,890	0.88%	$532,023	$4,798	0.90%	$477,484	$6,530	1.37%
Time, $100,000 and over	152,787	3,957	2.59	140,834	3,720	2.64	124,063	4,505	3.63
Other time deposits	651,611	21,001	3.22	527,627	19,245	3.65	459,638	20,360	4.43
Short-term borrowings	185,045	3,095	1.67	152,429	2,350	1.54	134,949	2,643	1.96
Other borrowings	198,389	10,321	5.20	148,551	8,214	5.53	135,365	8,294	6.13
Total interest bearing liabilities	1,858,590	44,264	2.38	1,501,464	38,327	2.55	1,331,499	42,332	3.18
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	278,432	-	-	204,812	-	-	162,638	-	-
Liabilities of discontinued operation	-	-	-	-	-	-	31,525	-	-
Accrued interest and other liabilities	38,184	-	-	35,416	-	-	31,212	-	-
Total noninterest bearing liabilities	316,616	-	-	240,228	-	-	225,375	-	-

STOCKHOLDERS’ EQUITY	157,913	-	-	131,623	-	-	114,740	-	-
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,333,119	$44,264	1.90%	$1,873,315	$38,327	2.05%	$1,671,614	$42,332	2.53%
		$79,886			$63,373			$59,253
Net interest income [1]
Net interest income to total earning assets [1]			3.87%			3.79%			4.04%
Interest bearing liabilities to earning assets	89.95%			89.86%			90.78%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

The following table allocates the changes in net interest income to differences in either average balances or average rates for earning assets and interest bearing liabilities. The changes have been allocated proportionately to the change due to volume and change due to rate. Interest income is measured on a tax equivalent basis using a 35% tax rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2004 Compared to 2003			2003 Compared to 2002			2002 Compared to 2001
	Change Due to			Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$1,658	$2,643	$4,301	$465	$(4,497)	$(4,032)	$2,905	$(3,916)	$(1,011)
Tax-exempt	1,303	(345)	958	2,260	(423)	1,837	1,917	(387)	1,530
Interest bearing deposits	(19)	72	53	(72)	(2)	(74)	107	(102)	5
Federal funds sold	(247)	67	(180)	206	(173)	33	(1,141)	(518)	(1,659)
Loans and leases	24,099	(6,878)	17,221	12,047	(9,671)	2,376	4,769	(10,677)	(5,908)
TOTAL EARNING ASSETS	26,794	(4,441)	22,353	14,906	(14,766)	140	8,557	(15,600)	(7,043)

LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	1,251	(159)	1,092	746	(2,478)	(1,732)	1,456	(6,784)	(5,328)
Time, $100,000 and over	316	(79)	237	609	(1,394)	(785)	(1,104)	(2,611)	(3,715)
Other time deposits	4,522	(2,766)	1,756	3,012	(4,127)	(1,115)	1,067	(6,412)	(5,345)
Short-term borrowings	503	242	745	342	(635)	(293)	(260)	(2,695)	(2,955)
Other borrowings	2,756	(649)	2,107	808	(888)	(80)	1,982	(927)	1,055
TOTAL INTEREST BEARING LIABILITIES	9,348	(3,411)	5,937	5,517	(9,522)	(4,005)	3,141	(19,429)	(16,288)
NET INTEREST INCOME	$17,446	$(1,030)	$16,416	$9,389	$(5,244)	$4,145	$5,416	$3,829	$9,245

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during 2004 was $4.8 million compared to $4.2 million in 2003, an increase of $663 thousand or 16%. The provision for loan losses during 2003 was $4.2 million compared to $3.6 million during 2002. The 2002 provision was lower primarily as a result of a $685 thousand recovery on a prior-year charge-off. Exclusive of this third quarter recovery in 2002, the provision for loan losses decreased $55 thousand or 1% during 2003. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME
(Dollars in thousands)

	For the years ended December 31,			% Change
	2004	2003	2002	2004/ 2003	2003/ 2002
Service charges and fees	$9,919	$6,207	$5,977	60%	4%
Trust fees	4,968	3,814	3,407	30%	12%
Brokerage commissions	1,100	863	658	27%	31%
Insurance commissions	757	703	765	8%	-8%
Securities gains, net	1,861	1,823	790	2%	131%
Gain (loss) on trading account securities	54	453	(598)	88%	176%
Impairment loss on equity securities	-	(317)	(267)	100%	-19%
Rental income on operating leases	13,780	13,807	14,602	0%	-5%
Gains on sale of loans	3,410	6,339	4,656	-46%	36%
Valuation adjustment on mortgage servicing rights	92	338	(469)	78%	172%
Other noninterest income	1,900	2,511	1,124	-24%	123%
Total noninterest income	$37,841	$36,541	$30,645	4%	19%

The table shows Heartland’s noninterest income for the years indicated. Total noninterest income from continuing operations increased $1.3 million or 4% during 2004 and $5.9 million or 19% during 2003. Exclusive of valuation adjustments on mortgage servicing rights and securities gains and losses, including trading account securities losses and impairment losses on equity securities, noninterest income experienced a $1.6 million or 5% increase in 2004 and a $3.1 million or 10% increase in 2003. Rocky Mountain Bank recorded $1.5 million in noninterest income during its seven months of operations under the Heartland umbrella of community banks. The two noninterest income categories reflecting significant improvement during 2004 were service charges and fees and trust fees, which were offset by a reduction in the gains on sale of loans. During 2003, the noninterest income category reflecting significant improvement was gains on sale of loans as Heartland experienced significant growth in residential loan originations, which Heartland then sells into the secondary market.

Service charges and fees increased $3.7 million or 60% during 2004. Exclusive of the $683 thousand recorded at Rocky Mountain Bank since the acquisition date, service charges and fees increased $3.0 million or 49%. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Heartland’s mortgage loan servicing portfolio grew from $539.1 million at December 31, 2003, to $575.2 million at December 31, 2004, generating additional mortgage loan servicing fees of $260 thousand for the year 2004, an increase of 23%. The most significant impact to service charges and fees was the $1.1 million or 52% reduction during 2004 in the amortization on the mortgage servicing rights associated with the mortgage loan servicing portfolio. During 2004, prepayment activity in the portfolio caused by refinancing activity slowed, resulting in a lower amortization rate. Service charges on deposit products are also included in this category. Rocky Mountain Bank contributed $654 thousand during its seven months of operations as a subsidiary of Heartland to the service charges on deposit products category. Also contributing to the improvement in service charges on deposit products was an overdraft privilege feature on our checking account product line that resulted in the generation of additional service charge revenue of approximately $563 thousand for the year 2004, an increase of 19%. Additionally, included in the service charges and fees category were fees generated by HTLF Capital Corp., our investment banking subsidiary formed in May of 2003, in the amount of $255 thousand during 2004 compared to $71 thousand during 2003.

Service charges and fees increased $230 thousand or 4% during 2003. Service fees collected on Heartland’s mortgage loan servicing portfolio grew $318 thousand or 40% in 2003. Heartland’s servicing portfolio grew from $395.1 million at year-end 2002 to $539.1 million at year-end 2003. Negatively impacting this service fee revenue was the amortization on the mortgage servicing rights associated with the servicing portfolio, which increased $979 thousand in 2003, as a result of increased prepayments in the portfolio caused by an increase in refinancing activity due to the low interest rate environment. Also contributing to the increase in service charges and fees was the growth in fees collected for the processing of activity on our automated teller machines. Beginning in the summer of 2002, the state of Iowa began to allow financial institutions to charge a fee for the use of automated teller machines.

Trust fees increased $1.2 million or 30% during 2004 and $407 thousand or 12% during 2003. The trust accounts acquired from the Colonial Trust Company on August 31, 2004, accounted for $479 thousand or 40% of the 2004 change. The remaining increases in both years were a result of focused calling efforts.

Gains on sale of loans experienced a reduction of $2.9 million or 46% during 2004, as refinancing activity on residential mortgage loans decreased from historically high levels during 2003. Gains on sale of loans increased by $1.7 million or 36% for the year 2003. The volume of mortgage loans sold into the secondary market during 2003 resulted from the historically low rate environment. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

Securities gains were $1.9 million, $1.8 million and $790 thousand during 2004, 2003 and 2002, respectively. Nearly $1.0 million of the gains during 2004 were recorded during the first quarter due to the active management of our bond portfolio. As the yield curve steepened, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, the partial liquidation of the available for sale equity securities portfolio resulted in $542 thousand of securities gains during the first quarter of 2004. Management elected to liquidate a majority of this portfolio and redirect those funds its expansion efforts. Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve during the first quarter of 2003, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment. Because of the steepness of the yield curve during the remaining quarters of 2003 and the protection afforded, longer-term bullet agency securities were purchased with the proceeds on the sale of shorter-term agency securities.

The equity securities trading portfolio recorded gains of $54 thousand and $453 thousand during 2004 and 2003, respectively, compared to losses of $598 thousand during 2002. The gains and losses recorded on this portfolio were generally reflective of the overall activity in the stock market.

Impairment losses on equity securities deemed to be other than temporary totaled $317 thousand during 2003 and $267 thousand during 2002. A majority of these losses were related to the decline in market value on the common stock held in Heartland’s available for sale equity securities portfolio on five companies during 2003 and three companies during 2002. Four of those stocks were subsequently sold during 2003 and three of the remaining stocks were sold during 2004. The carrying value of the one remaining stock on Heartland’s balance sheet at December 31, 2004, was $14 thousand. Additionally, during the first quarter of 2003, an impairment loss on equity securities totaling $20 thousand was recorded on Heartland’s investment in a limited partnership. The fair value of the remaining portion of Heartland’s investment in this partnership at year-end was $80 thousand.

The total valuation adjustment on mortgage servicing rights resulted in reversals totaling $92 thousand during 2004 and $338 thousand during 2003. During 2002, the total valuation adjustment on mortgage servicing rights was $469 thousand. The valuation of Heartland’s mortgage servicing rights improved during 2003 as a result of the upward movement in mortgage loan interest rates during the third quarter. The valuation of Heartland’s mortgage servicing rights declined during 2002 as a result of the continuous drop in mortgage loan interest rates. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At December 31, 2004, the remaining valuation allowance totaled $39 thousand.

Total other noninterest income was $1.9 million, $2.5 million and $1.1 million during the years 2004, 2003 and 2002, respectively. During years 2004 and 2002, Dubuque Bank and Trust acquired a 99.9% ownership interest in two different limited liability companies that own certified historic structures for which historic rehabilitation tax credits applied. Amortization of the investments in these limited liability companies were recorded in the amount of $978 thousand during 2004 and $533 thousand during 2003. Heartland purchased additional bank-owned life insurance in the amount of $8.0 million during the third quarter of 2001 and $10.0 million during the second quarter of 2003. The increase on the cash surrender value of Heartland’s bank-owned life insurance policies was $1.1 million in 2004 compared to $1.2 million in 2003 and $847 thousand in 2002.

NONINTEREST EXPENSE
(Dollars in thousands)

	For the years ended December 31,			% Change
	2004	2003	2002	2004/ 2003	2003/ 2002
Salaries and employee benefits	$39,443	$33,113	$28,571	19%	16%
Occupancy	4,978	3,880	3,178	28%	22%
Furniture and equipment	5,322	4,115	3,273	29%	26%
Depreciation expense on equipment under operating leases	11,360	11,353	11,555	0%	-2%
Outside services	6,995	4,695	4,318	49%	9%
FDIC deposit insurance assessment	241	218	209	11%	4%
Advertising	2,658	2,354	1,917	13%	23%
Other intangibles amortization	764	404	495	89%	-18%
Other noninterest expenses	10,175	7,560	7,143	35%	6%
Total noninterest expense	$81,936	$67,692	$60,659	21%	12%
Efficiency ratio[1]	70.72%	68.94%	68.02%

[1] Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

The table shows Heartland’s noninterest expense for the years indicated. Noninterest expense from continuing operations increased $14.2 million or 21% in 2004 and $7.0 million or 12% in 2003. Exclusive of the $6.7 million in noninterest expense at Rocky Mountain Bank during its seven months of operations under the Heartland umbrella, growth in this category during 2004 was $7.5 million or 11%. During 2004, the recognition of the remaining unamortized issuance costs on the trust preferred securities redeemed also affected noninterest expense. Growth in some of these expenses began to escalate in 2003 as Heartland began to invest additional resources in growth initiatives. Wisconsin Community Bank opened an additional branch in the Madison, Wisconsin market in March 2003 and a loan production office in Rockland, Massachusetts in October 2004. HTLF Capital Corp. was formed in April 2003. Additionally, Arizona Bank & Trust was opened in August 2003 and its second branch was opened in May 2004.

Salaries and employee benefits, the largest component of noninterest expense, increased $6.3 million or 19% for the year 2004 and $4.5 million or 16% for the year 2003. At Rocky Mountain Bank, salaries and employee benefits totaled $3.5 million during its first seven months as a subsidiary of Heartland. In addition to staffing increases at the holding company to provide support services to the growing number of bank subsidiaries, these increases were also attributable to the opening of the new locations previously mentioned and the acquisition of the Wealth Management Group of Colonial Trust Company in August 2004. Total full-time equivalent employees increased from 606 at December 31, 2002, to 674 at December 31, 2003, and to 853 at December 31, 2004. Of the 179 increase during 2004, 127 were full-time equivalent employees at Rocky Mountain Bank and 13 were full-time equivalent employees at the trust operations acquired from Colonial Trust Company.

Occupancy and furniture and equipment expense, in aggregate, increased $2.3 million or 29% during 2004 and $1.5 million or 24% during 2003. These increases were primarily the result of the expansion efforts and the completion of Heartland’s state-of-the-art operations center in Dubuque, Iowa. Rocky Mountain Bank was responsible for $1.0 million or 44% of the change in 2004.

Fees for outside services increased $2.3 million or 49% during 2004 and $377 thousand or 9% during 2003. Heartland will continue to experience increases in fees for outside services as it expands its presence in new and existing markets. Additionally, Heartland periodically elects to utilize outside vendors to provide new or enhanced features to the products and services provided to its customers. As an example, during 2004, enhancements were made to the on-line banking and wire transfer service areas. Other significant factors contributing to the increase in fees for outside services during 2004 were the following:

*	Additional professional fees of $600 thousand were incurred in 2004 for services related to the implementation and compliance with internal control provisions of the Sarbanes-Oxley Act of 2002.

*	Rocky Mountain Bank recorded fees for outside services of $803 thousand during its first seven months as a subsidiary of Heartland.

*	Early in 2004, Heartland embarked upon the implementation of Citrix technology across all its bank subsidiaries. Fees for services related to this implementation were approximately $205 thousand.

Advertising expense, which includes public relations expense, increased $304 thousand or 13% in 2004, primarily as a result of the $232 thousand recorded at Rocky Mountain Bank since its acquisition by Heartland. The $437 thousand or 23% increase in advertising expense in 2003 was primarily a result of the expansion efforts underway, particularly the opening of branches in Mesa, Arizona; Fitchburg, Wisconsin and Santa Fe, New Mexico.

Other intangibles amortization increased $360 thousand or 89% primarily as a result of the acquisition of Rocky Mountain Bank.

Other noninterest expenses increased $2.6 million or 35% during 2004. Remaining unamortized issuance cost on the $25.0 million 9.60% trust preferred securities redeemed on September 30, 2004, totaled $959 thousand and were fully expensed during the third quarter of 2004. Rocky Mountain Bank had other noninterest expenses of $671 thousand during its seven months of operations as a Heartland subsidiary. The following types of expenses classified in the other noninterest expenses category that contributed to the 2004 increase were supplies, telephone, software maintenance, software amortization, schools, seminars and other staff expense. These expenses grew as a result of the expansion efforts previously mentioned.

INCOME TAXES

Income tax expense decreased $200 thousand or 2% during 2004. Heartland’s effective tax rate was 28.2% for the year 2004 compared to 31.5% for the year 2003. The reduced effective rate was the result of federal historic rehabilitation tax credits of $675 thousand and state historic rehabilitation tax credits of $843 thousand. Additionally, tax-exempt interest income went from 16% of pre-tax income during 2003 to 18% during 2004.

During 2003, income tax expense decreased $860 thousand or 10%. The discontinued operations and related gain on sale of our Eau Claire branch was responsible for $1.5 million of income tax expense during 2002. Income tax expense related to continuing operations increased $614 thousand or 8% during 2003, primarily as a result of increased pre-tax earnings on continuing operations. Heartland’s effective tax rate was 31.5% for 2003 and 32.3% for 2002. Tax-exempt interest income was 16% of pre-tax income during 2003 compared to 10% during 2002.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated.

LOAN PORTFOLIO
December 31, 2004, 2003, 2002, 2001 and 2000
(Dollars in thousands)
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and commercial real estate	$1,162,103	65.42%	$860,552	64.93%	$733,324	63.49%	$648,460	59.91%	$550,366	53.55%
Residential mortgage	212,842	11.98	148,376	11.19	133,435	11.55	145,383	13.43	197,511	19.22
Agricultural and agricultural real estate	217,860	12.27	166,182	12.54	155,383	13.45	145,376	13.43	133,614	13.00
Consumer	167,109	9.41	136,601	10.31	120,591	10.44	127,539	11.79	128,685	12.52
Lease financing, net	16,284	0.92	13,621	1.03	12,308	1.07	15,570	1.44	17,590	1.71
Gross loans and leases	1,776,198	100.00%	$1,325,332	100.00%	1,155,041	100.00%	1,082,328	100.00%	1,027,766	100.00%
Unearned discount	(1,920)		(1,836)		(2,161)		(3,457)		(3,397)
Deferred loan fees	(1,324)		(947)		(811)		(633)		(400)
Total loans and leases	1,772,954		1,322,549		1,152,069		1,078,238		1,023,969
Allowance for loan and lease losses	(24,973)		(18,490)		(16,091)		(14,660)		(13,592)
Loans and leases, net	$1,747,981		$1,304,059		$1,135,978		$1,063,578		$1,010,377

The table below sets forth the remaining maturities by loan and lease category, including loans held for sale.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES [1]
As of December 31, 2004
(Dollars in thousands)
		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and commercial real estate	$404,788	$352,575	$271,589	$63,256	$92,974	$1,185,182
Residential mortgage	106,978	38,703	17,535	29,510	27,940	220,666
Agricultural and agricultural real estate	99,772	43,748	31,479	10,065	32,796	217,860
Consumer	36,827	56,657	13,114	10,255	51,514	168,367
Lease financing, net	5,267	8,113	-	2,904	-	16,284
Total	$653,632	$499,796	$333,717	$115,990	$205,224	$1,808,359

[1] Maturities based upon contractual dates

Heartland experienced growth in total loans and leases during both 2004 and 2003. This growth was $450.4 million or 34% in 2004 and $170.5 million or 15% in 2003. Rocky Mountain Bank had total loans and leases of $265.9 million as of December 31, 2004. Internal growth, defined as total loans and leases exclusive of Rocky Mountain Bank, was $184.5 million or 14% during 2004. All of the loan categories except for agricultural and agricultural real estate and lease financing experienced growth during 2004 while all of the loan categories experienced loan growth during 2003.

The largest growth occurred in commercial and commercial real estate loans, which increased $301.6 million or 35% during 2004 and $127.2 million or 17% during 2003. Exclusive of the $154.0 million in commercial and commercial real estate loans at Rocky Mountain Bank, this category of the loan portfolio grew $147.5 million or 17% in 2004. As a result of continued calling efforts, all of the bank subsidiaries experienced growth in this loan category during both years.

Agricultural and agricultural real estate loans outstanding experienced an increase of $51.7 million or 31% during 2004 and $10.8 million or 7% during 2003. Exclusive of the $57.7 million agricultural loans at Rocky Mountain Bank, this loan category declined $6.0 million or 4% during 2004, primarily as a result of payoffs on a few large credits at the New Mexico Bank & Trust office in Clovis, New Mexico. A majority of the growth during 2003 occurred at Dubuque Bank and Trust Company, Heartland’s flagship bank in Dubuque, Iowa and at the New Mexico Bank & Trust Clovis branch.

Residential mortgage loans experienced an increase of $64.5 million or 43% during 2004 and $14.9 million or 11% during 2003. Exclusive of Rocky Mountain Bank’s residential mortgage loans totaling $39.6 million, this loan category experienced an increase of $24.9 million or 17%. A majority of the growth in 2004 occurred in adjustable-rate mortgage and residential construction loans at Arizona Bank & Trust, Wisconsin Community Bank, Riverside Community Bank and New Mexico Bank & Trust as they expanded their mortgage lending capabilities. We do not anticipate continued growth in our residential mortgage loan portfolio, as many of the loans made, especially the 15- and 30-year fixed-rate mortgage loans, are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect. The increase during 2003 was primarily due to management’s election to retain a portion of the 15-year fixed-rate mortgage loans in its own portfolio.

Consumer loans increased $30.5 million or 22% during 2004 and $16.0 million or 13% during 2003. Exclusive of the $11.4 million consumer loan portfolio at Rocky Mountain Bank, growth in consumer loans during 2004 was $19.0 million or 14%. During both years, a majority of the growth was in home equity lines of credit at all the Heartland bank subsidiaries with the exception of First Community Bank. Also contributing to the growth in 2004 was Citizens Finance Co., which experienced an increase of $4.7 million or 22% in its consumer loan portfolio. Heartland has begun to pursue opportunities to expand its Citizens Finance Co. subsidiary, as evidenced by the December 2004 opening of an office in Crystal Lake, Illinois.

Loans held for sale increased $6.5 million or 25% during 2004 and $2.5 million or 11% during 2003. Rocky Mountain Bank was responsible for $2.4 million of the 2004 growth in loans held for sale. Activity in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market, made up a portion of the change during both years. The remainder of the growth in loans held for sale was commercial and commercial real estate loans at Wisconsin Community Bank that were structured to meet the USDA and SBA loan guaranty program requirements. Loan production offices, primarily focused on this type of specialty lending, were opened by Wisconsin Community Bank in Minneapolis, Minnesota during the fall of 2003 and in Rockland, Massachusetts during the fall of 2004.

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

NONPERFORMING ASSETS
December 31, 2004, 2003, 2002, 2001 and 2000
(Dollars in thousands)

	2004	2003	2002	2001	2000
Nonaccrual loans and leases	$9,837	$5,092	$3,944	$7,269	$5,860
Loans and leases contractually past due 90 days or more	88	458	541	500	523
Restructured loans and leases	-	-	-	354	357
Total nonperforming loans and leases	9,925	5,550	4,485	8,123	6,740
Other real estate	425	599	452	130	489
Other repossessed assets	313	285	279	343	219
Total nonperforming assets	$10,663	$6,434	$5,216	$8,596	$7,448
Nonperforming loans and leases to total loans and leases	0.56%	0.41%	0.39%	0.75%	0.66%
Nonperforming assets to total loans and leases plus repossessed property	0.60%	0.48%	0.45%	0.80%	0.73%
Nonperforming assets to total assets	0.41%	0.32%	0.29%	0.52%	0.51%

Under Heartland’s internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, testing loan ratings assigned by loan officers, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system, under which a rating is assigned to each loan and lease within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland’s credit quality figures, which compare favorably to peer data in the Bank Holding Company Performance Reports published by the Federal Reserve Board for bank holding companies with total assets of $1 to $3 billion. In this report, the peer group reported nonperforming assets to total assets of 0.56% and 0.62% for September 30, 2004, and December 31, 2003, respectively. Heartland’s ratios at December 31, 2004 and 2003, were 0.41% and 0.32%, respectively.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, were $9.9 million or .56% of total loans and leases at December 31, 2004, compared to $5.6 million or .41% of total loans and leases at December 31, 2003. Exclusive of the $3.0 million in total nonperforming loans at Rocky Mountain Bank, total nonperforming loans increased $1.4 million, due primarily to one large credit in the Dubuque market. The increase during 2003 was also isolated to a few credits. In both cases, management felt these increases were not an indication of a trend. Workout plans are in process on a majority of Heartland’s nonperforming loans and, because of the net realizable value of collateral, guarantees and other factors, anticipated losses on these credits are expected to be minimal.

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

The allowance for loan and lease losses increased by $6.5 million or 35% during 2004 and $2.4 million or 15% during 2003. The acquisition of Rocky Mountain Bank accounted for $4.2 million or 66% of the 2004 increase. The allowance for loan and lease losses at December 31, 2004, was 1.41% of loans and 252% of nonperforming loans, compared to 1.40% of loans and 333% of nonperforming loans at year-end 2003. A portion of the growth in the allowance for loan and lease losses occurred as a result of the expansion of the loan portfolio during both years, particularly in the more complex commercial loan category and in the new markets Heartland entered in which Heartland had little or no previous lending experience.

The amount of net charge-offs recorded by Heartland was $2.6 million during 2004 and $1.8 million during 2003. As a percentage of average loans and leases, net charge-offs were .16% during 2004 and .14% during 2003. The charge-offs during 2004 included one large credit in the Albuquerque market. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $789 thousand or 30% of total net charge-offs during 2004 compared to $808 thousand or 45% of total net charge-offs during 2003. Net losses as a percentage of average gross loans at Citizens improved to 3.44% for 2004 compared to 3.69% for 2003 and 5.17% for 2002. Loans with payments past due for more than thirty days at Citizens also improved during 2004 decreasing to 4.09% from 4.82% of gross loans at year-end 2003 and 5.27% of gross loans at year-end 2002.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans and leases outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2004, 2003, 2002, 2001 and 2000
(Dollars in thousands)

	2004	2003	2002	2001	2000
Allowance at beginning of year	$18,490	$16,091	$14,660	$13,592	$10,844
Charge-offs:
Commercial and commercial real estate	1,736	499	795	1,477	407
Residential mortgage	104	108	38	32	54
Agricultural and agricultural real estate	78	6	279	463	580
Consumer	1,699	1,779	2,085	1,785	1,239
Lease financing	-	-	6	-	-
Total charge-offs	3,617	2,392	3,203	3,757	2,280
Recoveries:
Commercial and commercial real estate	345	112	836	79	97
Residential mortgage	35	2	8	-	4
Agricultural and agricultural real estate	188	29	177	108	176
Consumer	437	465	389	355	308
Lease financing	-	-	-	-	-
Total recoveries	1,005	608	1,410	542	585
Net charge-offs [1]	2,612	1,784	1,793	3,215	1,695
Provision for loan and lease losses from continuing operations	4,846	4,183	3,553	4,258	2,976
Provision for loan and lease losses from discontinued operations	-	-	(329)	25	325
Additions related to acquisitions	4,249	-	-	-	1,142
Allowance at end of year	$24,973	$18,490	$16,091	$14,660	$13,592
Net charge-offs to average loans and leases	0.16%	0.14%	0.16%	0.31%	0.17%

[1]	Includes net charge-offs at Citizens Finance, Heartland’s consumer finance company, of $789 for 2004, $808 for 2003; $1,182 for 2002; $1,043 for 2001 and $614 for 2000.

The table below shows Heartland’s allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2004, 2003, 2002, 2001, and 2000
(Dollars in thousands)

	2004		2003		2002		2001		2000
	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases
Commercial and commercial real estate	$15,463	65.42%	$9,776	64.93%	$8,408	63.49%	$7,534	59.91%	$7,324	53.55%
Residential mortgage	1,357	11.98	1,224	11.19	1,328	11.55	1,192	13.43	1,004	19.22
Agricultural and agricultural real estate	2,857	12.27	2,926	12.54	2,239	13.45	2,214	13.43	2,377	13.00
Consumer	2,190	9.41	2,351	10.31	2,083	10.44	2,009	11.79	1,743	12.52
Lease financing	103	0.92	121	1.03	140	1.07	162	1.44	106	1.71
Unallocated	3,003		2,092		1,893		1,549		1,038
Total allowance for loan and lease losses	$24,973		$18,490		$16,091		$14,660		$13,592

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 21% of total assets at year-end 2004 and 22% of total assets at year-end 2003.

As the yield curve steepened during the first quarter of 2004, U.S. government agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Also during the first quarter of 2004, a partial liquidation of the available for sale equity securities portfolio was initiated as management elected to use the proceeds to fund acquisitions and its internal expansion efforts. Rocky Mountain Bank’s securities portfolio at December 31, 2004, totaled $61.8 million, of which $16.6 million was in U.S. government agency securities, $32.6 million in mortgage-backed securities and $9.4 million in municipal securities. Exclusive of these securities, there was a shift in the portfolio from mortgage-backed securities into municipal securities during 2004, particularly during the third quarter when a leverage strategy was implemented that included the purchase of $30.0 million in securities.

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

The tables below present the composition and maturities of the securities portfolio by major category. All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES PORTFOLIO COMPOSITION
December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004		2003		2002
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$219,670	39.74%	$182,934	40.59%	$101,339	25.99%
Mortgage-backed securities	164,580	29.78	151,233	33.56	187,318	48.04
States and political subdivisions	123,624	22.36	93,210	20.68	71,391	18.31
Other securities	44,889	8.12	23,303	5.17	29,852	7.66
Total	$552,763	100.00%	$450,680	100.00%	$389,900	100.00%

SECURITIES PORTFOLIO MATURITIES
December 31, 2004
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$34,980	2.46%	$178,525	3.29%	$6,165	4.61%	$-	0.00%	$219,670	3.20%
Mortgage-backed securities	46,143	4.39	95,151	3.45	22,792	4.52	494	8.54	164,580	3.88
States and political subdivisions [1]	2,704	5.24	21,014	5.42	53,914	6.37	45,992	7.10	123,624	6.45
Other securities	15,987	2.01	2,227	3.66	-	-			18,214	2.21
Total	$99,814	3.36%	$296,917	3.47%	$82,871	5.73%	$46,486	7.12%	$526,088	4.14%

[1]	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

DEPOSITS AND BORROWED FUNDS

Total average deposits experienced an increase of $348.3 million or 25% during 2004 and $153.1 million or 12% during 2003. Exclusive of $170.5 million attributable to deposits at Rocky Mountain Bank, growth in average deposits during 2004 was $177.8 million or 13%. Increases in total deposits occurred at all of the bank subsidiaries during 2004. First Community Bank was the only bank not experiencing deposit growth during 2003.

The deposit category to experience the biggest percentage increase during 2004 was demand, with an internal growth of $45.6 million or 22%, exclusive of the $27.8 million attributable to demand deposits at Rocky Mountain Bank. The banks experiencing the most significant growth in demand deposits were New Mexico Bank & Trust, Dubuque Bank and Trust Company, Wisconsin Community Bank and Arizona Bank & Trust. The savings deposit category experienced the biggest dollar growth internally at $76.4 million or 14% when excluding the $62.4 million attributable to savings deposits at Rocky Mountain Bank. In addition to Galena State Bank and Trust Company, the same four banks were responsible for the majority of this growth in savings deposits. The time deposit category experienced an increase of $55.6 million or 8% when excluding the $80.3 million attributable to time deposits at Rocky Mountain Bank. The issuance of brokered deposits comprised $46.3 million or 83% of this increase. At December 31, 2004, total brokered deposits outstanding at Heartland’s bank subsidiaries was $141.1 million.

All of the deposit categories experienced an increase during 2003. Average demand deposit balances grew $40.5 million or 25% with growth occurring at all of the banks, with the most significant occurring at Dubuque Bank and Trust Company and New Mexico Bank & Trust. Average savings deposit account balances grew by $43.3 million or 9%, primarily in the money market products offered by all of the bank subsidiaries. Average certificate of deposit account balances grew by $69.3 million or 12% during 2003, particularly at Riverside Community Bank and Wisconsin Community Bank as special promotions were conducted to build presence and to increase awareness in these markets. As long-term rates continued at all-time lows, efforts were focused at attracting customers into certificates of deposit with a maturity exceeding two years.

The table below sets forth the distribution of Heartland’s average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS
For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)
	2004			2003			2002
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$278,432	15.88%	0.00%	$204,812	14.57%	0.00%	$164,280	13.12%	0.00%
Savings	670,758	38.25	0.88	532,023	37.86	0.90	488,756	39.03	1.37
Time deposits less than $100,000	651,611	37.16	3.22	527,627	37.55	3.65	474,817	37.92	4.41
Time deposits of $100,000 or more	152,787	8.71	2.59	140,834	10.02	2.64	124,321	9.93	3.62
Total deposits	$1,753,588	100.00%		$1,405,296	100.00%		$1,252,174	100.00%

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2004.

TIME DEPOSITS $100,000 AND OVER
(Dollars in thousands)
December 31, 2004
3 months or less	$25,272
Over 3 months through 6 months	23,606
Over 6 months through 12 months	41,432
Over 12 months	72,255
$162,565

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term FHLB advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At year-end 2004, short-term borrowings had increased $54.6 million or 31%, of which $29.5 million or 54% of the change was borrowings at Rocky Mountain Bank. At year-end 2003, short-term borrowings had increased $15.5 million or 10% from year-end 2002.

All of the bank subsidiaries provide repurchase agreements to their customer as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Exclusive of $9.9 million at Rocky Mountain Bank, repurchase agreement balances increased $46.8 million or 41% during 2004. A majority of this increase was the result of one large municipal account at New Mexico Bank & Trust of which a large portion of the balance will be dispersed throughout the first six months of 2005. Additionally, as short-term interest rates rose during the year, some repurchase agreement customers returned a portion of their deposit balances to this more liquid product from longer-term higher-yielding products. During 2003, repurchase agreement balances had increased $13.8 million or 14% due primarily to the same municipality at New Mexico Bank & Trust.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. On January 31, 2004, Heartland entered into a credit agreement with the two unaffiliated banks with which we already had an existing line of credit, and an additional unaffiliated bank, to replace the existing revolving credit lines as well as to increase availability under a revolving credit line. Under the new revolving credit line, Heartland may borrow up to $70.0 million. The previous credit line provided up to $50.0 million. The additional $20.0 million credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar-sized lines currently in place at those subsidiaries. At December 31, 2004, a total of $43.0 million was outstanding on these credit lines compared to $25.0 million at December 31, 2003. Additional borrowings were needed during the third quarter of 2004 to facilitate the redemption of $25.0 million in trust preferred securities.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS
(Dollars in thousands)
	As of or for the years ended December 31,
	2004	2003	2002
Balance at end of period	$231,475	$176,835	$161,379
Maximum month-end amount outstanding	231,475	176,835	161,379
Average month-end amount outstanding	187,046	151,037	140,282
Weighted average interest rate at year-end	1.88%	1.36%	1.59%
Weighted average interest rate for the year	1.67%	1.54%	1.96%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $196.2 million at December 31, 2004, compared to $174.0 million on December 31, 2003. Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. On September 30, 2004, $25.0 million 9.60% trust preferred capital securities, originally issued in 1999, were redeemed. On March 17, 2004, Heartland completed an additional issuance of $25.0 million in variable rate cumulative capital securities. This variable rate issuance matures on March 17, 2034, and bears interest at the rate of 2.75% per annum over the three-month LIBOR rate, as calculated each quarter. As a result of the Rocky Mountain Bancorporation acquisition, Heartland assumed the outstanding obligation on $5.0 million of trust preferred capital securities maturing on September 7, 2030. A schedule of the Heartland’s trust preferred offerings outstanding as of December 31, 2004, is as follows:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$5,000,000	08/07/00	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	Variable	12/18/31	12/18/06
5,000,000	06/27/02	Variable	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08
25,000,000	03/17/04	Variable	03/17/34	03/17/09
$63,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Des Moines, Chicago, Dallas, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings of $123.5 million at December 31, 2004, had increased $22.0 million or 22% from $101.5 million at year-end 2003. Of this increase, $19.1 million was attributable to Rocky Mountain Bank. These advances, the majority of which are fixed-rate advances with original terms between three and five years, were used to fund a portion of the fixed-rate commercial and residential loan growth experienced.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2004:

(Dollars in thousands)
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Long-term debt obligations	$196,193	$36,925	$58,847	$22,156	$78,265
Operating lease obligations	4,377	963	1,401	872	1,141
Purchase obligations	4,677	2,640	1,606	431	-
Other long-term liabilities	3,193	1,160	1,160	-	873
Total contractual obligations	$208,440	$41,688	$63,014	$23,459	$80,279

Other commitments:
Lines of credit	$513,530	$353,027	$49,197	$17,700	$93,606
Standby letters of credit	19,232	14,084	238	2,947	1,963
Total other commitments	$532,762	$367,111	$49,435	$20,647	$95,569

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 9.23% and 10.82%, respectively, on December 31, 2004, compared to 10.29% and 12.42%, respectively, on December 31, 2003, and 10.65% and 11.86%, respectively, on December 31, 2002. At December 31, 2004, Heartland’s leverage ratio, the ratio of Tier 1 capital to total average assets, was 7.26% compared to 8.07% and 8.24% at December 31, 2003 and 2002, respectively. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 4%, respectively. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS [1]
(Dollars in thousands)

	2004		2003		2002
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$187,424	9.23%	$158,346	10.29%	$141,918	10.65%
Tier 1 capital minimum requirement	81,251	4.00%	61,536	4.00%	53,298	4.00%
Excess	$106,173	5.23%	$96,810	6.29%	$88,620	6.65%
Total capital	$219,839	10.82%	$191,060	12.42%	$158,010	11.86%
Total capital minimum requirement	162,503	8.00%	123,072	8.00%	106,596	8.00%
Excess	$57,336	2.82%	$67,988	4.42%	$51,414	3.86%
Total risk-adjusted assets	$2,031,286		$1,538,406		$1,332,451

[1]
Based on the risk-based capital guidelines of the federal Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%

LEVERAGE RATIOS [1]
(Dollars in thousands)
	December 31,
	2004		2003		2002
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$187,424	7.26%	$158,346	8.07%	$141,918	8.24%
Tier 1 capital minimum requirement [2]	103,164	4.00%	78,464	4.00%	68,883	4.00%
Excess	$84,260	3.26%	$79,882	4.07%	$73,035	4.24%
Average adjusted assets	$2,580,626		$1,961,588		$1,722,077

[1]	The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
[2]
Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003. Heartland’s investment in Arizona Bank & Trust was $12.0 million, which currently reflects an ownership percentage of 86%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor in 2008. See footnote twelve to the consolidated financial statements for additional information on this obligation.

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

On March 17, 2004, Heartland completed an offering of $25.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust IV. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 17, June 17, September 17 and December 17 of each year. The debentures will mature and the trust preferred securities must be redeemed on March 17, 2034. Heartland has the option to shorten the maturity date to a date not earlier than March 17, 2009. For regulatory purposes, $19.5 million qualified as Tier 1 capital and the remaining $5.5 million qualified as Tier 2 capital on December 31, 2004.

During 2005, we plan to continue the expansion of our existing banks. In the West, we plan to add four branch locations in the Albuquerque/Santa Fe corridor under the New Bank & Trust umbrella, three branch locations in the Eastern Valley of the Phoenix area under the Arizona Bank & Trust umbrella and three branch locations in the state of Montana under the Rocky Mountain Bank franchise. Additionally, in the Midwest, we plan to add one branch location in Madison, Wisconsin under the Wisconsin Community Bank franchise and one branch location in the Rockford, Illinois market under the Riverside Community Bank umbrella. The addition of more branches in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States. Currently, our presence in the West comprises 36% of Heartland’s banking assets. Costs related to the construction of these facilities are anticipated to be approximately $20 million in the aggregate. A majority of these projects will not be completed until the last half of the year.

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

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

Net cash outflows from investing activities were $263.0 million during 2004, $276.1 million during 2003 and $158.0 million during 2002. Over half the growth in cash outflows from investing activities during 2003 resulted from the significant loan growth experienced. Additionally, net cash outflows from investing activities during 2003 were affected by the $10.0 million purchase of bank-owned life insurance.

Net cash provided by financing activities was $225.0 million during 2004, $206.9 million during 2003 and $116.5 million during 2002. The increase in net cash provided by financing activities during 2004 was primarily the result of growth in time deposits and short-term borrowings, which was partially offset by repayments of other borrowings including the $25.0 million redemption of trust preferred securities. During 2003, the increase in net cash provided by financing activities was primarily a result of growth in deposits, the issuance of capital securities and the acquisition of long-term advances from the FHLB.

Total cash inflows from operating activities were $39.9 million during 2004, $40.1 million during 2003 and $48.9 million during 2002. Activity in loans originated for sale was the primary factor in the change in net cash provided by operating activities during 2003.

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

At December 31, 2004, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $70.0 million, of which $43.0 million had been borrowed. A portion of these lines provide funding for the operations of Citizens and ULTEA. At December 31, 2004, the borrowings on these lines for Citizens and ULTEA were $11.5 million and $12.9 million, respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2004, Heartland was in compliance with the covenants contained in the credit agreement.

The ability of Heartland to pay dividends to its stockholders is partially dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Additionally, as described above, Heartland’s revolving credit agreement requires our bank subsidiaries to remain well capitalized. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $25.9 million as of December 31, 2004, under the capital requirements to remain well capitalized.

EFFECTS OF INFLATION

Consolidated financial data included in this report has been prepared in accordance with accounting principles generally accepted in the United States of America. Presently, these principles require reporting of financial position and operating results in terms of historical dollars, except for available for sale securities, trading securities and derivative instruments, which require reporting at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

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

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland management team and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of Heartland’s and each of the bank subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Through the use of these tools, Heartland has determined that the balance sheet is structured such that changes in net interest margin in response to changes in interest rates would be minimal, all other factors being held constant. Management does not believe that Heartland’s primary market risk exposures and how those exposures were managed in 2004 have materially changed when compared to 2003.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of December 31, 2004, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $566 thousand as of December 31, 2004.

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

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 2004.

HEARTLAND FINANCIAL USA, INC.
Quantitative and Qualitative Disclosures about Market Risk
Table of Market Risk Sensitive Instruments
December 31, 2004 (Dollars in thousands)

MATURING IN:	2005	2006	2007	2008	2009	Thereafter	TOTAL	Average Interest Rate	Estimated Fair Value
ASSETS
Fed funds sold and other short-term investments	$4,830	$-	$-	$-	$-	$-	$4,830	4.27%	$4,830
Time deposits in other financial institutions	1,178	-	-	-	-	-	1,178	6.67	1,178
Trading	-	-	-	-	-	521	521	-	521
Securities	99,814	74,250	78,113	89,571	54,983	156,032	552,763	4.14	552,763
Loans and leases(1):
Fixed rate loans	249,045	164,147	135,309	114,800	85,540	115,990	864,831	6.68	865,210
Variable rate loans	401,343	99,046	78,821	73,718	82,132	205,224	940,284	6.00	939,959
Loans and leases, net	650,388	263,193	214,130	188,518	167,672	321,214	1,805,115		1,805,169
Total Market Risk Sensitive Assets	$756,210	$337,443	$292,243	$278,089	222,655	$477,767	$2,364,407		$2,364,161
LIABILITIES
Savings	$750,870	$-	$-	$-	$-	$-	$750,870	0.99%	$750,870
Time deposits:
Fixed rate time certificates less than $100,000	306,234	183,763	147,554	46,250	38,369	6,239	728,409	3.24	729,805
Variable rate time certificates less than $100,000	9,071	9,917	-	-	-	-	18,988	2.20	18,988
Time deposits less than $100,000	315,305	193,680	147,554	46,250	38,369	6,239	747,397		748,793
Time deposits of $100,000 or more	90,310	34,630	16,888	13,245	7,288	204	162,565	2.80	162,879
Federal funds purchases, securities sold under repurchase agreements and other short-term borrowings	231,475	-	-	-	-	-	231,475	1.88	231,475
Other borrowings:
Fixed rate borrowings	36,925	51,547	7,300	19,521	2,635	39,088	157,016	4.68	165,055
Variable rate borrowings	-	-	-	-	-	39,177	39,177	5.57	39,177
Other borrowings	36,925	51,547	7,300	19,521	2,635	78,265	196,193		204,232
Total Market Risk Sensitive Liabilities	$1,424,886	$279,856	$171,742	$79,016	$48,292	$84,708	$2,088,500		$2,098,249

(1) Includes loans held for sale

ITEM 8.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
		December 31,	December 31,
	Notes	2004	2003
ASSETS
Cash and due from banks	4	$68,919	$68,424
Federal funds sold and other short-term investments		4,830	3,445
Cash and cash equivalents		73,749	71,869
Time deposits in other financial institutions		1,178	1,132
Securities:	5
Trading, at fair value		521	1,073
Available for sale, at fair value (cost of $547,585 for 2004 and $441,606 for 2003)		552,763	450,680
Loans held for sale		32,161	25,678
Gross loans and leases:	6
Loans and leases		1,772,954	1,322,549
Allowance for loan and lease losses	7	(24,973)	(18,490)
Loans and leases, net		1,747,981	1,304,059
Assets under operating leases		35,188	31,636
Premises, furniture and equipment, net	8	79,353	49,842
Other real estate, net		425	599
Goodwill		35,374	20,167
Other intangible assets, net	9	10,162	5,069
Other assets		60,200	56,562
TOTAL ASSETS		$2,629,055	$2,018,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:	10
Demand		$323,014	$246,282
Savings		750,870	569,286
Time		909,962	676,920
Total deposits		1,983,846	1,492,488
Short-term borrowings	11	231,475	176,835
Other borrowings	12	196,193	173,958
Accrued expenses and other liabilities		41,759	34,162
TOTAL LIABILITIES		2,453,273	1,877,443
Commitments and contingencies	16	-	-
STOCKHOLDERS’ EQUITY:	17, 18, 19
Preferred stock (par value $1 per share; authorized, 184,000 shares, none issued or outstanding)		-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares, none issued or outstanding)		-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares at December 31, 2004 and 16,000,000 shares at December 31, 2003; issued 16,547,482 shares at December 31, 2004 and 15,261,714 shares at December 31, 2003, respectively)		16,547	15,262
Capital surplus		40,446	20,065
Retained earnings		117,800	102,584
Accumulated other comprehensive income		2,889	4,794
Treasury stock at cost (106,424 shares at December 31, 2004 and 98,211 shares at December 31, 2003, respectively)		(1,900)	(1,782)
TOTAL STOCKHOLDERS’ EQUITY		175,782	140,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,629,055	$2,018,366
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2004	2003	2002
INTEREST INCOME:
Interest and fees on loans and leases	6	$103,018	$85,936	$83,553
Interest on securities:
Taxable		13,400	9,100	13,132
Nontaxable		4,574	3,952	2,757
Interest on federal funds sold		175	355	322
Interest on interest bearing deposits in other financial institutions		227	174	248
TOTAL INTEREST INCOME		121,394	99,517	100,012
INTEREST EXPENSE:
Interest on deposits	10	30,848	27,763	31,395
Interest on short-term borrowings		3,095	2,350	2,643
Interest on other borrowings		10,321	8,214	8,294
TOTAL INTEREST EXPENSE		44,264	38,327	42,332
NET INTEREST INCOME		77,130	61,190	57,680
Provision for loan and lease losses	7	4,846	4,183	3,553
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		72,284	57,007	54,127
NONINTEREST INCOME:
Service charges and fees		$9,919	6,207	5,977
Trust fees		4,968	3,814	3,407
Brokerage commissions		1,100	863	658
Insurance commissions		757	703	765
Securities gains, net		1,861	1,823	790
Gain (loss) on trading account securities		54	453	(598)
Impairment loss on equity securities		-	(317)	(267)
Rental income on operating leases		13,780	13,807	14,602
Gains on sale of loans		3,410	6,339	4,656
Valuation adjustment on mortgage servicing rights		92	338	(469)
Other noninterest income		1,900	2,511	1,124
TOTAL NONINTEREST INCOME		37,841	36,541	30,645
NONINTEREST EXPENSES:
Salaries and employee benefits	13	39,443	33,113	28,571
Occupancy	14	4,978	3,880	3,178
Furniture and equipment		5,322	4,115	3,273
Depreciation on assets under operating leases		11,360	11,353	11,555
Outside services		6,995	4,695	4,318
FDIC deposit insurance assessment		241	218	209
Advertising		2,658	2,354	1,917
Other intangibles amortization		764	404	495
Other noninterest expenses		10,175	7,560	7,143
TOTAL NONINTEREST EXPENSES		81,936	67,692	60,659
INCOME BEFORE INCOME TAXES		28,189	25,856	24,113
Income taxes	11	7,937	8,137	7,523
INCOME FROM CONTINUING OPERATIONS		20,252	17,719	16,590
Discontinued operations
Income from operation of discontinued branch (including gain on sale of $2,602)				3,751
Income taxes		-	-	1,474
Income on discontinued operations		-	-	2,277
NET INCOME		$20,252	$17,719	$18,867
EARNINGS PER COMMON SHARE - BASIC		$1.28	$1.18	$1.28
EARNINGS PER COMMON SHARE -DILUTED		$1.26	$1.16	$1.28
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.32	$0.27	$0.27
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$20,252	$17,719	$18,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,362	15,543	15,203
Provision for loan and lease losses	4,846	4,183	3,553
Provision for deferred taxes	(781)	2,465	1,250
Net amortization of premium on securities	3,211	7,580	4,420
Securities gains, net	(1,861)	(1,823)	(790)
(Increase) decrease in trading account securities	552	(158)	613
Loss on impairment of equity securities	-	317	267
Loans originated for sale	(243,992)	(434,851)	(278,650)
Proceeds on sales of loans	240,919	438,679	287,106
Net gain on sales of loans	(3,410)	(6,339)	(4,656)
(Increase) decrease in accrued interest receivable	(716)	(104)	235
Decrease in accrued interest payable	1,172	468	491
Other, net	2,369	(3,554)	945
Net cash provided by operating activities	39,923	40,125	48,854
Cash Flows From Investing Activities:
Purchase of time deposits	-	(95)	(1,068)
Proceeds on maturities of time deposits	-	700	3
Proceeds from the sale of securities available for sale	116,069	81,545	47,086
Proceeds from the maturity of and principal paydowns on securities available for sale	92,399	188,529	151,099
Purchase of securities available for sale	(265,197)	(334,944)	(263,566)
Net increase in loans and leases	(173,103)	(171,795)	(109,282)
Purchase of bank-owned life insurance policies	-	(10,000)	-
Increase in assets under operating leases	(14,912)	(12,622)	(6,495)
Capital expenditures	(18,883)	(18,677)	(7,398)
Net cash and cash equivalents received for sale of operation	-	-	30,469
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	2,174	-	-
Net cash and cash equivalents paid in acquisition of trust assets	(2,125)	-	-
Proceeds on sale of OREO and other repossessed assets	570	1,249	1,192
Net cash used by investing activities	(263,008)	(276,110)	(157,960)
Cash Flows from Financing Activities:
Net increase in demand deposits and savings accounts	110,840	106,073	58,758
Net increase in time deposit accounts	94,521	48,430	77,802
Net increase in short-term borrowings	37,172	15,456	676
Proceeds from other borrowings	47,993	52,750	7,840
Repayments of other borrowings	(57,085)	(5,091)	(25,330)
Purchase of treasury stock	(5,254)	(7,999)	(1,348)
Proceeds from sale of common stock	1,814	1,339	2,076
Dividends paid	(5,036)	(4,096)	(3,926)
Net cash provided by financing activities	224,965	206,862	116,548
Net increase (decrease) in cash and cash equivalents	1,880	(29,123)	7,442
Cash and cash equivalents at beginning of year	71,869	100,992	93,550
CASH AND CASH EQUIVALENTS AT END OF YEAR	$73,749	$71,869	$100,992
Supplemental disclosure:
Cash paid for income/franchise taxes	$2,263	$7,795	$6,648
Cash paid for interest	$40,336	$38,694	$41,841
Acquisitions:
Net assets acquired	$19,961	$-	$-
Cash paid for purchase of stock	$10,416	$-	$-
Cash acquired	$12,590	$-	$-
Net cash received for acquisition	$2,174	$-	$-
Common stock issued for acquisition	$24,082	$-	$-
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2002	$9,906	$18,116	$79,107	$3,565	$(3,604)	$107,090
Net Income - 2002			18,867			18,867
Unrealized gain on securities available for sale				3,630		3,630
Reclassification adjustment for net security gains realized in net income				(523)		(523)
Unrealized gain (loss) on derivatives arising during the period net of realized losses of $698				(2,100)		(2,100)
Income taxes				(342)		(342)
Comprehensive income						19,532
Cash dividends declared:
Common, $.27 per share			(3,926)			(3,926)
Purchase of 143,314 shares of common stock					(1,348)	(1,348)
Sale of 393,307 shares of common stock		(1,391)			4,084	2,693
Balance at December 31, 2002	$9,906	$16,725	$94,048	$4,230	$(868)	$124,041
Net Income - 2003			17,719			17,719
Unrealized gain on securities available for sale				2,030		2,030
Reclassification adjustment for net security gains realized in net income				(1,506)		(1,506)
Unrealized gain (loss) on derivatives arising during the period, net of realized losses of $819				331		331
Income taxes				(291)		(291)
Comprehensive income						18,283
Cash dividends declared:
Common, $.27 per share			(4,096)			(4,096)
Three-for-two stock split	5,087		(5,087)
Purchase of 427,344 shares of common stock					(7,999)	(7,999)
Issuance of 821,226 shares of common stock	269	3,340			7,085	10,694
Balance at December 31, 2003	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net Income - 2004			20,252			20,252
Unrealized gain (loss) on securities available for sale				(2,035)		(2,035)
Reclassification adjustment for net security gains realized in net income				(1,861)		(1,861)
Unrealized gain (loss) on derivatives arising during the period, net of realized losses of $773				853		853
Income taxes				1,138		1,138
Comprehensive income						18,347
Cash dividends declared:
Common, $.32 per share			(5,036)			(5,036)
Purchase of 290,994 shares of common stock					(5,254)	(5,254)
Issuance of 1,568,549 shares of common stock	1,285	20,381			5,136	26,802
Balance at December 31, 2004	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices serving communities in and around in Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona; and Flathead, Gallatin, Jefferson, Powder River, Ravalli, Sanders, Sheridan and Yellowstone Counties in Montana. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial, commercial real estate, and residential real estate.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; First Community Bank; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Citizens Finance Co.; ULTEA, Inc.; DB&T Insurance, Inc.; DB&T Community Development Corp.; WCB Mortgage, LLC; Heartland Community Development, Inc.; Heartland Capital Trust II; Heartland Financial Statutory Trust II; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; and Rocky Mountain Statutory Trust. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was an 86% owner on December 31, 2004 and WCB Mortgage, LLC, of which Heartland was a 55% owner on December 31, 2004. WCB Mortgage, LLC, ceased operations and was dissolved effective January 1, 2005. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest in the majority-owned subsidiaries is immaterial and included in other liabilities.

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

Trading Securities - Trading securities represent those securities Heartland intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income.

Securities Available for Sale - Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Such securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Gains or losses from the sale of available for sale securities are determined based upon the adjusted cost of the specific security sold. Unrealized losses determined to be other than temporary are charged to operations.

Loans and Leases - Interest on loans is accrued and credited to income based primarily on the principal balance outstanding. Income from leases is recorded in decreasing amounts over the term of the contract resulting in a level rate of return on the lease investment. The policy of Heartland is to discontinue the accrual of interest income on any loan or lease when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan and lease losses. Nonaccrual loans and leases are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of interest and principal.

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

Loans held for Sale - Loans held for sale are stated at the lower of cost or market on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain on sales of loans upon sale of the loan.

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated financial statements. Heartland generally retains the right to service the loans for a fee. At December 31, 2004 and 2003, Heartland was servicing loans of the benefit of others with aggregate unpaid principal balances of $575.2 million and $539.1 million, respectively.

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

Other Real Estate - Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. The excess, if any, of such costs at the time acquired over the fair value is charged against the allowance for loan and lease losses. Subsequent write downs estimated on the basis of later valuations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to other noninterest expense.

Assets under Operating Leases - Assets under operating leases, generally automobiles, are provided through ULTEA, Inc. These assets are stated at cost less accumulated depreciation. The provision for depreciation of assets under operating leases is recorded on a straight-line basis over the life of the lease taking into account the estimated residual value. These leases are cancelable any time after the first twelve months. Rental income on these operating leases is recognized on a straight-line basis with a reset every twelve months. At December 31, 2004, gross balances of assets under operating leases were $52.5 million and accumulated depreciation on these assets was $17.3 million. At December 31, 2003, gross balances of assets under operating leases were $50.8 million and accumulated depreciation on these assets was $19.2 million.

Intangible Assets - Intangible assets consist of goodwill, core deposit premiums, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value.

Core deposit premiums are amortized over ten years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized. The values of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. A valuation allowance of $39 thousand was required as of December 31, 2004, and a valuation allowance of $131 thousand was required as of December 31, 2003.

The following table summarizes the changes in capitalized mortgage servicing rights:
(Dollars in thousands)
	2004	2003
Balance, beginning of year	$3,037	$2,443
Originations	1,225	2,546
Amortization	(1,102)	(2,290)
Valuation adjustment	92	338
Balance, end of year	$3,252	$3,037

Mortgage loans serviced for others were $575.2 million and $539.1 million as of December 31, 2004 and 2003, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $2.3 million and $2.5 million as of December 31, 2004 and 2003, respectively.

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

Heartland recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on an asset and liability approach and represents the change in deferred income tax accounts during the year, including the effect of enacted tax rate changes. A valuation allowance is provided to reduce deferred tax assets if their expected realization is deemed not to be more likely than not.

Derivative Financial Instruments - Derivative financial instruments are carried at their fair value on the balance sheet. Heartland has one derivative accounted for as a cash flow hedge. Heartland records changes in the fair value of the derivative to the extent that it is effective in other comprehensive income. The changes in fair value to net income are subsequently reclassified in the same periods that the hedged transaction affects net income in the same financial statement category as the hedged item.

Treasury Stock - Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to capital surplus.

Trust Department Assets - Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Heartland banks.

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 are shown in the table below:

(Dollars in thousands)
	2004	2003	2002
Income from continuing operations	$20,252	$17,719	$16,590
Discontinued operations:
Income from operations of discontinued branch (including gain on sale of $2,602)	-	-	3,751
Income taxes	-	-	1,474
Income from discontinued operations	-	-	2,277
Net income	$20,252	$17,719	$18,867
Weighted average common shares outstanding for basic earnings per share[1]	15,869	14,984	14,688
Assumed incremental common shares issued upon exercise of stock options[1]	216	274	96
Weighted average common shares for diluted earnings per share[1]	16,085	15,258	14,784
Earnings per common share-basic	$1.28	$1.18	$1.28
Earnings per common share-diluted	$1.26	$1.16	$1.28
Adjusted earnings per share from continuing operations-basic[2]	$1.28	$1.18	$1.13
Adjusted earnings per share from continuing operations-diluted[2]	$1.26	$1.16	$1.12

[1]	In thousands.
[2]	Excludes the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

Effect of New Financial Accounting Standards - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities,” which replaced FIN 46. Heartland adopted the disclosure provisions of FIN 46 effective December 31, 2002. On February 1, 2003, Heartland adopted the recognition and measurement provisions of FIN 46 for variable interest entities (VIE’s) formed after January 31, 2003, and, on December 31, 2003, Heartland adopted FIN 46R. Heartland has no newly formed variable interest entity subject to the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material effect on the consolidated financial statements of Heartland.

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in FAS 150, to non-controlling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability on the parent’s financial statements. The adoption of the sections of this Statement that have not been deferred did not have a significant impact on Heartland’s financial condition or results of operations. The section noted above that has been deferred indefinitely is not expected to have a material effect on the consolidated financial statements of Heartland.

On March 9, 2004, Securities and Exchange Commission Staff Accounting Bulletin 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”, was issued. SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 acts to significantly limit opportunities to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan. SAB 105 pertains to recognizing and disclosing the loan commitments and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The adoption of the guidance in SAB 105 for all new loan commitments signed after April 1, 2004, did not have a material effect on the consolidated financial statements of Heartland.

On December 16, 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) which replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The scope of 123R includes a wide-range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Because market prices are generally not available for most employee stock options, the grant-date fair value must be estimated using an option-pricing model. FAS123R applies to all awards granted after July 1, 2005 and to awards modified, repurchased, or cancelled after July 1, 2005. Heartland will adopt FAS 123R effective July 1, 2005, as required, and will use the “modified prospective” transition method. Under this method, awards that are granted, modified, or settled after July 1, 2005, will be measured and accounted for in accordance with FAS 123R. In addition, beginning July 1, 2005, expense must be recognized in the income statement for unvested awards that were granted prior to July 1, 2005. The expense will be based on the fair value determined at the grant date under FAS 123. Heartland has commenced an analysis of the impact of FAS No. 123R and will adopt the provisions of SFAS No. 123R by the July 1, 2005, deadline. Heartland expects FAS 123R to have an impact on its financial statements, but has not determined the extent of the impact.

At its March 2004 meeting, the Emerging Issues Task Force revisited EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair values would have to use more detailed criteria to evaluate whether to record a loss and would have to disclose additional information about unrealized losses. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. At December 31, 2004, gross unrealized losses on available for sale securities were $2.6 million. Heartland is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. Adoption of the new issuance could have a material impact on Heartland’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

On December 12, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (“loans”) acquired in a transfer if those differences are attributable, at lest in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (“acceptable yield”) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (“nonaccretable difference”) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. This prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Heartland will adopt SOP 03-3 on January 1, 2005. ..

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

(Dollars in thousands, except earnings per share data)
	2004	2003	2002
Net income as reported	$20,252	$17,719	$18,867
Additional compensation expense	200	216	248
Pro forma	20,052	17,503	18,619
Earnings per share-basic as reported	$1.28	$1.18	$1.28
Pro forma	1.26	1.17	1.27
Earnings per share-diluted as reported	$1.26	$1.16	$1.28
Pro forma	1.25	1.15	1.26

Pro forma net income only reflects options granted in the years from 1996 through 2004. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options’ vesting period, and compensation cost for options granted prior to January 1, 1996, is not considered.

Reclassifications - Certain reclassifications have been made to prior periods’ consolidated financial statements to place them on a basis comparable with the current period’s consolidated financial statements.

TWO
DISCONTINUED OPERATIONS

On December 15, 2002, Heartland sold the assets and liabilities of its Eau Claire, Wisconsin branch of Wisconsin Community Bank due to the fact that the branch did not achieve critical mass in the marketplace. The sale allowed Heartland to redirect assets to markets where they can be more productively and profitably employed. Loans sold totaled $34.3 million and deposits assumed by the buyer totaled $6.7 million. As part of the sale agreement, Wisconsin Community Bank subsequently purchased loans of $4.3 million from the buyer. Prior to the application of the direct costs of $133 thousand, the transaction resulted in a gain on sale of $1.6 million, net of tax. These amounts are included in the line item, "Income from operation of discontinued branch" in the consolidated statements of income. The branch’s pretax profit or loss, for the periods presented, is also reflected in this line item. Additionally, included in this line item are $1.2 million of net interest income for the branch for the year ended December 31, 2002.

THREE
ACQUISITIONS

Heartland regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On August 31, 2004, Heartland completed its acquisition of the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The Wealth Management Group, Colonial Trust Company’s personal trust division, had trust assets of $154.0 million and projected annual revenues of $1.2 million at August 31, 2004. This transaction provides a unique opportunity for us to grow our trust business in the Southwestern marketplace. Colonial’s seasoned management team and strong account base, combined with Heartland’s strong support services, depth of expertise, and long track record of investment performance should prove to be a winning combination as we seek to elevate the profile of our newest subsidiary bank, Arizona Bank & Trust. The purchase price was $2.1 million, all in cash. With this acquisition, total Heartland trust assets exceeded $1.1 billion. The resultant acquired customer relationship intangible of $809 thousand is being amortized over a period of 22 years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $1.3 million was recorded as goodwill on Heartland’s consolidated financial statements.

On June 1, 2004, Heartland consummated its acquisition of 100% of the outstanding common stock of the Rocky Mountain Bancorporation, the one-bank holding company of Rocky Mountain Bank with eight locations in the Montana communities of Bigfork, Billings, Bozeman, Broadus, Plains, Plentywood, Stevensville and Whitehall. Consistent with its strategy, the Heartland board believed that this expansion into the Rocky Mountain region provided an opportunity to extend its presence into the western portion of the United States, an area that they believe has good growth potential. The board also believed that Rocky Mountain Bank’s dedication to customer relationship building at the community level is a strategic fit with Heartland’s culture. Rocky Mountain Bank had total assets of $353.5 million, total loans of $278.1 million and total deposits of $285.7 million immediately prior to the closing on May 31, 2004. The purchase price for Rocky Mountain Bancorporation of $34.5 million consisted of $10.4 million cash and 1,387,227 shares of Heartland common stock valued at $18.34 per share. The results of operations of Rocky Mountain Bank are included in the consolidated financial statements from the acquisition date. The resultant acquired deposit base intangible of $4.7 million is being amortized over a period of 10 years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $13.9 million was recorded as goodwill on Heartland’s consolidated financial statements.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. Arizona Bank & Trust opened on August 18, 2003, and Heartland funded the $12.0 million initial investment through use of its revolving credit line.

On June 30, 2003, Heartland completed the buyout of all minority stockholders of New Mexico Bank & Trust as agreed upon during its formation in 1998. The repurchase price was determined by an appraisal of the stock of New Mexico Bank & Trust. In exchange for their shares of New Mexico Bank & Trust stock, the minority stockholders received a total of 383,574 shares of Heartland common stock valued at $12.3 million. Goodwill of $4.1million resulted from the acquisition.

FOUR
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a member of the Federal Reserve System. The reserve balance requirements at December 31, 2004 and 2003 were $10.1 and $5.6 million respectively.

FIVE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2004 and 2003 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2004
Securities available for sale:
U.S. government corporations and agencies	$220,856	$415	$(1,601)	$219,670
Mortgage-backed securities	164,993	399	(812)	164,580
Obligations of states and political subdivisions	117,028	6,777	(181)	123,624
Corporate debt securities	18,241	-	(27)	18,214
Total debt securities	521,118	7,591	(2,621)	526,088
Equity securities	26,467	228	(20)	26,675
Total	$547,585	$7,819	$(2,641)	$552,763

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2003
Securities available for sale:
U.S. government corporations and agencies	$182,078	$1,247	$(391)	$182,934
Mortgage-backed securities	149,431	2,047	(245)	151,233
Obligations of states and political subdivisions	87,299	6,007	(96)	93,210
Corporate debt securities	-	-	-	-
Total debt securities	418,808	9,301	(732)	427,377
Equity securities	22,798	558	(53)	23,303
Total	$441,606	$9,859	$(785)	$450,680

All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2004 and 2003, were shares of stock in the Federal Home Loan Bank of Des Moines, Chicago, Dallas, San Francisco and Seattle at amortized cost of $22.2 million and $19.0 million, respectively. There were no unrealized gains or losses recorded on these securities as they are not readily marketable.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2004, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$99,894	$99,814
Due in 1 to 5 years	297,889	296,917
Due in 5 to 10 years	79,992	82,871
Due after 10 years	43,343	46,486
Total	$521,118	$526,088

As of December 31, 2004, securities with a fair value of $307.5 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 2004, 2003 and 2002, are summarized as follows:

(Dollars in thousands)
	2004	2003	2002
Securities sold:
Proceeds from sales	$116,069	$81,545	$46,796
Gross security gains	2,115	1,990	941
Gross security losses	254	167	151

During the years ended December 31, 2004, 2003 and 2002 Heartland incurred other than temporary impairment losses of $0, $317 and $267 thousand on equity securities available for sale.

The following table summarizes the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2004. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2004. The number of securities in the unrealized loss of greater than 12 months consisted of ten debt securities and one equity security. The unrealized losses in the debt security portfolio are the result of changes in interest rates and are not related to credit downgrades of the securities. Therefore, Heartland has deemed the impairment as temporary. The only equity investment held by Heartland as of December 31, 2004, that had unrealized losses for a period greater than 12 months was one security which had a fair market value at December 31, 2004, that was at 90% of its initial cost to Heartland. In November of 2004, the estimated fair market value of this investment was at 98% of the initial cost. The fair market value on total debt securities temporarily impaired as of December 31, 2004, was no less than 99% of Heartland’s cost to acquire these securities. In the case of the one equity security temporarily impaired for a period of less than twelve months, the fair market value of the one common stock holding was no less than 97% of Heartland’s cost to acquire that common stock.

UNREALIZED LOSSES ON SECURITIES
December 31, 2004

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$147,321	$(1,395)	$12,210	$(206)	$159,531	$(1,601)
Mortgage-backed securities	102,313	(695)	9,541	(117)	111,854	(812)
Obligations of states and political subdivisions	11,614	(141)	1,015	(40)	12,629	(181)
Other debt securities	17,814	(27)	-	-	17,814	(27)
Total debt securities	279,062	(2,258)	22,766	(363)	301,828	(2,621)
Equity securities	38	(1)	147	(19)	185	(20)
Total temporarily impaired securities	$279,100	$(2,259)	$22,913	$(382)	$302,013	$(2,641)

SIX
LOANS AND LEASES

Loans and leases as of December 31, 2004 and 2003, were as follows:

(Dollars in thousands)
	2004	2003
Commercial and commercial real estate	$1,162,103	$860,552
Residential mortgage	212,842	148,376
Agricultural and agricultural real estate	217,860	166,182
Consumer	167,109	136,601
Loans, gross	1,759,914	1,311,711
Unearned discount	(1,920)	(1,836)
Deferred loan fees	(1,324)	(947)
Loans, net	1,756,670	1,308,928
Direct financing leases:
Gross rents receivable	13,078	11,020
Estimated residual value	4,497	4,217
Unearned income	(1,291)	(1,616)
Direct financing leases, net	16,284	13,621
Allowance for loan and lease losses	(24,973)	(18,490)
Loans and leases, net	$1,747,981	$1,304,059

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2004, were as follows: $5.8 million for 2005, $3.2 million for 2006, $2.9 million for 2007, $2.1 million for 2008, $724 thousand for 2009 and $2.9 million thereafter.

Nearly 65% of the loan portfolio is concentrated in the Midwest States of Iowa, Illinois and Wisconsin. The remaining portion of the loan portfolio is concentrated in the Western States of New Mexico, Arizona and Montana.

Loans and leases on a nonaccrual status amounted to $9.8 and $5.1 million at December 31, 2004 and 2003, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $2.3 million and $879 thousand, respectively. The average balances of nonaccrual loans for the years ended December 31, 2004, 2003 and 2002 were $7.3, $4.3 and $6.3 million, respectively. For the years ended December 31, 2004, 2003 and 2002, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $485, $475 and $272 thousand respectively, and interest income actually recorded amounted to approximately $88, $46 and $57 thousand, respectively.

There were no loans and leases on a restructured status at December 31, 2004 and 2003. The average balances of restructured loans for the years ended December 31, 2004, 2003 and 2002 were $0, $0, and $119 thousand, respectively. For the years ended December 31, 2004, 2003 and 2002, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $0, $0 and $9 thousand, respectively, and interest income actually recorded amounted to approximately $0, $0 and $9 thousand, respectively.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended December 31, 2004 and 2003 were as follows:

(Dollars in thousands)
	2004	2003
Balance at beginning of year	$30,933	$31,941
Advances	16,216	10,638
Repayments	(11,682)	(11,646)
Balance, end of year	$35,467	$30,933

SEVEN
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2004, 2003 and 2002, were as follows:

(Dollars in thousands)
	2004	2003	2002
Balance at beginning of year	$18,490	$16,091	$14,660
Provision for loan and lease losses from continuing operations	4,846	4,183	3,553
Provision for loan and lease losses from discontinued operations	-	-	(329)
Recoveries on loans and leases previously charged off	1,005	608	1,410
Loans and leases charged off	(3,617)	(2,392)	(3,203)
Additions related to acquisition	4,249	-	-
Balance at end of year	$24,973	$18,490	$16,091

EIGHT
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2004 and 2003, were as follows:

(Dollars in thousands)
	2004	2003
Land and land improvements	$14,719	$7,669
Buildings and building improvements	62,447	39,185
Furniture and equipment	32,152	26,849
Total	109,318	73,703
Less accumulated depreciation	(29,965)	(23,861)
Premises, furniture and equipment, net	$79,353	$49,842

Depreciation expense on premises, furniture and equipment was $4.8 million, $3.5 million and $2.8 million for 2004, 2003, and 2002, respectively.

NINE
INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2004 and 2003 are presented in the tables below.

(Dollars in thousands)
	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangibles	$9,217	$3,205	$4,492	$2,460
Mortgage servicing rights	4,257	1,005	3,712	675
Customer relationship intangible	917	19	-	-
Total	$14,391	$4,229	$8,204	$3,135
Unamortized intangible assets		$10,162		$5,069

The following table shows the estimated future amortized intangible assets:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ended:
2005	$959	$1,044	$56	$2,059
2006	856	918	54	1,828
2007	787	765	53	1,605
2008	787	612	51	1,451
2009	704	459	50	1,212

TEN
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of one hundred thousand dollars or more as of December 31, 2004 and 2003, were $162.6 and $139.1 million, respectively. At December 31, 2004, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)
2004
2005	$405,615
2006	228,310
2007	164,442
2008	59,495
2009	45,657
Thereafter	6,443
$909,962

Interest expense on deposits for the years ended December 31, 2004, 2003 and 2002, was as follows:

(Dollars in thousands)
	2004	2003	2002
Savings and money market accounts	$5,890	$4,798	$6,530
Time certificates of deposit in denominations of $100,000 or more	3,957	3,720	4,505
Other time deposits	21,001	19,245	20,360
Interest expense on deposits	$30,848	$27,763	$31,395

ELEVEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2004 and 2003, were as follows:

(Dollars in thousands)
	2004	2003
Securities sold under agreement to repurchase	$169,467	$112,827
Federal funds purchased	11,525	32,050
U.S. Treasury demand note	6,983	4,946
Citizens short-term notes	500	2,012
Notes payable to unaffiliated banks	43,000	25,000
Total	$231,475	$176,835

On January 31, 2004, Heartland entered into a credit agreement with three unaffiliated banks to replace an existing term credit line, as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $70.0 million at any one time. The previous credit line provided up to $50.0 million. The additional $20.0 million credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar sized lines currently in place at those subsidiaries. At December 31, 2004 and December 31, 2003, $43.0 million and $25.0 million was outstanding on the revolving credit lines respectively.

All repurchase agreements as of December 31, 2004 and 2003, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2004, 2003 and 2002, were as follows:

(Dollars in thousands)
	2004	2003	2002
Maximum month-end balance	$231,475	$176,835	$161,379
Average month-end balance	187,046	151,037	140,282
Weighted average interest rate for the year	1.67%	1.54%	1.96%
Weighted average interest rate at year-end	1.88%	1.36%	1.59%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $176.8 million at December 31, 2003, and $164.3 million at December 31, 2004. No borrowings were utilized under the Discount Window Program during either year.

TWELVE
OTHER BORROWINGS

Other borrowings at December 31, 2004 and 2003, were as follows:

(Dollars in thousands)
	2004	2003
Advances from the FHLB; weighted average maturity dates at December 31, 2004 and 2003 were March 2007 and August 2006, respectively; and weighted average interest rates were 3.99% and 4.29%, respectively	$123,450	$101,476
Notes payable on leased assets with interest rates varying from 2.36% to 6.49%	4,595	13,063
Trust preferred securities	64,951	58,000
Contracts payable to previous stockholders of National Bancshares, Inc. for acquisition due over a three-or five-year schedule at 7.00% through January 2004	-	627
Obligations to repurchase minority interest shares of Arizona Bank & Trust	2,133	-
Community Development Block Grant Loan Program with the City of Dubuque at 3.00% due April 2013 and January 2014	800	500
Contracts payable for purchase of real estate	264	292
Total	$196,193	$173,958

The Heartland banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, Dallas, San Francisco and Seattle. The advances from the FHLB are collateralized by the banks’ investment in FHLB stock of $8.8 and $13.0 million at December 31, 2004 and 2003, respectively. Additional collateral is provided by the banks’ one-to-four unit residential mortgages, commercial and agricultural mortgages and securities pledged totaling $527.8 million at December 31, 2004 and $461.5 million at December 31, 2003.

On September 30, 2004, Heartland Financial Capital Trust I, a trust subsidiary of Heartland, redeemed all of its $25.0 million 9.60% trust preferred securities and its 9.60% common securities at a redemption price equal to the $25.00 liquidation amount of each security plus all accrued and unpaid interest per security. The redeemed trust preferred securities were originally issued in 1999 and were listed on the American Stock Exchange under the symbol “HFT”. Remaining unamortized issuance costs associated with these securities of $959 thousand were expensed under the noninterest expense category upon redemption.

Prior to the redemption of the 9.60% trust preferred securities, Heartland had five wholly-owned trust subsidiaries that were formed to issue trust preferred securities. At March 31, 2004, as a result of the adoption of FIN 46R, Heartland deconsolidated the trust subsidiaries. As a result of the deconsolidation, an additional $2.5 million of junior subordinated debentures previously issued by Heartland to the trust subsidiaries was included in other borrowings on the consolidated balance sheet at March 31, 2004. The acquisition of Rocky Mountain Bancorporation increased the amount of junior subordinated debentures included in other borrowings on the consolidated balance sheet at June 30, 2004, to $2.7 million. At December 31, 2004, this had decreased to $2.0 million due to the aforementioned redemption. The common stock issued by the trust subsidiaries was recorded in securities available for sale in the consolidated balance sheet effective March 31, 2004. Prior to March 31, 2004, the trust subsidiaries were consolidated subsidiaries and the trust preferred securities were included in other borrowings. The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

As a result of the Rocky Mountain Bancorporation acquisition, Heartland assumed the outstanding obligation on $5.0 million of trust preferred capital securities. Interest is payable semi-annually on March 7 and September 7 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 7, 2030. Heartland has the option to shorten the maturity date to a date not earlier than September 7, 2020. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $118 thousand as of December 31, 2004. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On March 17, 2004, Heartland completed an offering of $25.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust IV. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 17, June 17, September 17 and December 17 of each year. The debentures will mature and the trust preferred securities must be redeemed on March 17, 2034. Heartland has the option to shorten the maturity date to a date not earlier than March 17, 2009. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $15 thousand as of December 31, 2004. These deferred costs are amortized on a straight-line basis over the life of the debentures.

Heartland has an irrevocable obligation to repurchase the common shares of Arizona Bank & Trust owned by minority shareholders on August 18, 2008. The minority shareholders are obligated to sell their shares to Heartland on that same date. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through December 31, 2004, Heartland accrued interest on the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time through August 18, 2008, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of December 31, 2004, included in other borrowings is $2.1 million.

On October 10, 2003, Heartland completed an offering of $20.0 million of 8.25% fixed rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust III. The proceeds from the offering were used by Heartland Statutory Trust III to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes including future acquisitions or the retirement of debt. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on October 10, 2033. Heartland has the option to shorten the maturity date to a date not earlier than October 10, 2008. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $216 thousand as of December 31, 2004. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On June 27, 2002, Heartland completed an offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $152 thousand as of December 31, 2004. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On December 18, 2001, Heartland completed an offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust II. The proceeds from the offering were used by Heartland Statutory Trust II to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes, including the repayment of $8.0 million of indebtedness on the revolving credit lines. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $221 thousand as of December 31, 2004. These deferred costs are amortized on a straight-line basis over the life of the debentures.

For regulatory purposes, $57.5 and $43.8 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2004 and 2003, respectively.

Future payments at December 31, 2004, for all other borrowings were as follows:

(Dollars in thousands)

2005	$36,925
2006	51,547
2007	7,300
2008	19,521
2009	2,635
Thereafter	78,265
$196,193

THIRTEEN
DERIVATIVE FINANCIAL INSTRUMENTS

Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert $25.0 million of the variable interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract. This risk is minimized by entering into the contract with a large, stable financial institution.

As of December 31, 2004, Heartland had an interest rate swap contract with a notional amount of $25.0 million to pay a fixed interest rate of 4.35% and receive a variable interest rate of 1.97% based on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability of $566 thousand as of December 31, 2004 and is accounted for as a cash flow hedge.

There was no ineffectiveness recognized on this interest rate swap during the year. All components of the derivative instrument’s gain or loss were included in the assessment of hedge effectiveness. For the year ended December 31, 2004, there were no cash flow hedges discontinued related to forecasted transactions that are probable of not occurring.

As of December 31, 2004, $458 thousand of the net unrealized loss on derivative instruments included in other comprehensive income is expected to be reclassified as a realized loss to interest expense during the next year.

FOURTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2004, 2003 and 2002, were as follows:

(Dollars in thousands)
	Current	Deferred	Total
2004:
Federal	$7,691	$(802)	$6,889
State	1,027	21	1,048
Total	$8,718	$(781)	$7,937
2003:
Federal	$4,200	$2,467	$6,667
State	1,472	(2)	1,470
Total	$5,672	$2,465	$8,137
2002:
Federal	$6,591	967	$7,558
State	1,156	283	1,439
Total	$7,747	$1,250	$8,997

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options in the amounts of $463 thousand, $119 thousand and $312 thousand in 2004, 2003 and 2002, respectively, which were recorded as increases to stockholder’s equity. Additionally, the income tax provisions in 2004 do not include a federal rehabilitation tax credit of $1.1 million, a state rehabilitation tax credit of $1.4 million and a state investment tax credit of $400 thousand which were recorded as a reduction in the depreciable basis of the capitalized asset. A deferred tax asset has been recorded for the $1.4 million ($915 thousand, net of federal tax) state rehabilitation tax credits as they are not available until tax years 2011 and 2013. Additionally, $73 thousand of the $400 thousand investment tax credit was recorded as a deferred tax asset as the amount of estimated tax in the applicable state did not exceed $327 thousand.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets at December 31, 2004 and 2003. Based upon Heartland’s level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax assets and liabilities at December 31, 2004 and 2003, were as follows:

(Dollars in thousands)
	2004	2003
Deferred tax assets:
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$211	$529
Allowance for loan and lease losses	8,875	6,742
Deferred compensation	2,112	1,601
Organization and acquisitions costs	635	556
Net operating loss carryforwards	496	330
State rehabilitation tax credits	999	-
Other	191	8
Gross deferred tax assets	$13,520	$9,766

Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	$(1,934)	$(3,391)
Securities	(1,001)	(269)
Premises, furniture and equipment	(8,027)	(8,413)
Lease financing	(2,907)	(3,197)
Tax bad debt reserves	(503)	(517)
Purchase accounting	(3,539)	(965)
Prepaid expenses	(473)	(354)
Mortgage servicing rights	(1,183)	(1,133)
Other	(129)	(157)
Gross deferred tax liabilities	$(19,697)	$(18,396)
Net deferred tax liability	$(6,177)	$(8,630)

The deferred tax liabilities related to net unrealized gains on securities available for sale and the deferred tax assets related to net unrealized losses on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income.

The actual income tax expense differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% for 2004, 2003 and 2002, to income before income taxes) as follows:

(Dollars in thousands)
	2004	2003	2002
Computed “expected” amount	$9,866	$9,050	$9,752
Increase (decrease) resulting from:
Nontaxable interest income	(1,683)	(1,360)	(944)
State income taxes, net of federal tax benefit	681	954	935
Goodwill and other intangibles not deductible	77	64	78
Tax credits	(525)	(442)	(792)
Other	(479)	(129)	(32)
Income taxes	$7,937	$8,137	$8,997
Effective tax rates	28.2%	31.5%	32.3%

Heartland had investments in certain low-income housing projects totaling $5.8 million as of December 31, 2004, and $4.5 million as of December 31, 2003 and 2002, the majority of which have been fully consolidated in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately $436 thousand during 2005 and $242 thousand for each year thereafter through 2014. A 99.9% ownership in a limited liability company was acquired in 2004 that provided a federal historic rehabilitation credit totaling $675 thousand for the tax year 2004 and state historic rehabilitation credits totaling $843 thousand for the tax years 2004, 2005 and 2007. In 2002, Heartland had acquired a 99.9% ownership in a similarly structured limited liability company that provided a federal historic rehabilitation credit totaling $389 thousand for the 2002 tax year and state historic rehabilitation credits totaling $450 thousand for the tax years 2002 and 2006.

FIFTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $2.1 million, $1.9 million, and $1.7 million for 2004, 2003, and 2002, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $410 thousand, $325 thousand, and $294 thousand for 2004, 2003, and 2002, respectively. Rocky Mountain Bank has a defined contribution employee savings program, under which Rocky Mountain Bank makes matching contributions of up to 6% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $122 thousand for 2004.

SIXTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2004, for all non-cancelable leases were as follows:

(Dollars in thousands)

2005	$963
2006	830
2007	571
2008	469
2009	403
Thereafter	1,141
$4,377

Rental expense for premises and equipment leased under operating leases was $1.3 million, $1.1 million, and $700 thousand for 2004, 2003, and 2002, respectively. Occupancy expense is presented net of rental income of $829 thousand, $178 thousand and $172 thousand for 2004, 2003 and 2002, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2004 and 2003, commitments to extend credit aggregated $513.5 and $403.7 million, and standby letters of credit aggregated $19.2 and $15.8 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2004 and 2003, Heartland had commitments to sell residential real estate loans totaling $6.3 and $8.3 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2004, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SEVENTEEN
STOCK PLANS

On May 21, 2003, the Heartland 2003 Stock Option Plan was adopted, replacing the 1993 Heartland Stock Option Plan. The 2003 Stock Option Plan is administered by the Nominating and Compensation Committee (“Compensation Committee”) of the Board of Directors whose members determine to whom options will be granted and the terms of each option. Under the 2003 Stock Option Plan, 900,000 common shares have been reserved for issuance. Directors and key policy-making employees are eligible for participation in the 2003 Stock Option Plan. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Compensation Committee, but the exercise price for the incentive stock options may not be less than the fair market value of the shares on the date that the option is granted. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2004 and 2003, there were 804,250 and 900,000 shares available for issuance under the 2003 Stock Option Plan, respectively. Shares available for options forfeited under the 1993 Stock Option Plan are not transferable to shares available under the 2003 Stock Option Plan.

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

A summary of the status of the 2003 and 1993 Stock Option Plans as of December 31, 2004, 2003 and 2002, and changes during the years ended follows:

	Shares (000)	2004 Weighted- Average Exercise Price	Shares (000)	2003 Weighted- Average Exercise Price	Shares (000)	2002 Weighted- Average Exercise Price
Outstanding at beginning of year	832	$10	918	$9	1,263	$8
Granted	97	19	110	12	72	9
Exercised	(119)	9	(188)	6	(345)	6
Forfeited	(2)	18	(8)	9	(72)	6
Outstanding at end of year	808	$11	832	$10	918	$9
Options exercisable at end of year	475	$10	499	$10	549	$8
Weighted-average fair value of options granted during the year	$5.68		$4.08		$2.57

As of December 31, 2004 and 2003, options outstanding under the 2003 and 1993 Stock Option Plans had exercise prices ranging from $6 to $19 per share and a weighted-average remaining contractual life of 5.13 and 5.25 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes Valuation model. Significant assumptions include:

	2004	2003	2002
Risk-free interest rate	4.13%	4.01%	4.88%
Expected option life	10 years	10 years	10 years
Expected volatility	20.67%	17.69%	15.35%
Expected dividends	1.66%	2.25%	3.03%

In 1996, Heartland adopted the Heartland Employee Stock Purchase Plan ("ESPP"), which permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 600,000 shares is available for sale under the ESPP. For the years ended December 31, 2004 and 2003, Heartland approved a price of 100% of fair market value as determined by averaging the closing price of the last five trading days in 2003 and 2002, respectively. At December 31, 2004 and 2003, respectively, 23,308 and 48,895 shares were purchased under the ESPP at no charge to Heartland’s earnings.

During each of the years ended December 31, 2004, 2003 and 2002, Heartland acquired shares for use in the Stock Option Plan and the ESPP. Shares acquired totaled 290,994, 427,344 and 143,314 for 2004, 2003 and 2002, respectively.

EIGHTEEN
STOCKHOLDER RIGHTS PLAN

On June 7, 2002, Heartland adopted a stockholders’ rights plan (the "Rights Plan"). Under the terms of the Rights Plan, on June 26, 2002, the Board of Directors distributed one purchase right for each share of common stock outstanding as of June 24, 2002. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one-thousandth of a share of Series A Junior Participating preferred stock at an exercise price of $85.00. Rights do not become exercisable until ten business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of Heartland’s common stock. If the rights become exercisable, holders of each right, other than the acquirer, upon payment of the exercise price, will have the right to purchase Heartland’s common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If Heartland is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquirer’s shares at a similar discount. If the rights become exercisable, Heartland may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of Heartland’s common stock per right held. Rights are redeemable by Heartland at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to Heartland or its shareholders, and will not change the way in which Heartland’s shares are traded. The rights expire on June 7, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2004, the most recent notification from the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below.

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)
Consolidated	$219,839	10.82%	162,503	8.0%	N/A
Dubuque Bank and Trust Company	64,371	10.63	48,446	8.0	60,558	10.0%
Galena State Bank	19,288	12.31	12,530	8.0	15,662	10.0
First Community Bank	10,687	13.34	6,410	8.0	8,012	10.0
Riverside Community Bank	14,999	10.49	11,441	8.0	14,302	10.0
Wisconsin Community Bank	31,095	10.67	23,317	8.0	29,146	10.0
New Mexico Bank & Trust	37,716	10.55	28,607	8.0	35,759	10.0
Arizona Bank & Trust	13,017	17.90	5,817	8.0	7,271	10.0
Rocky Mountain Bank	33,295	11.97	22,250	8.0	27,813	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$187,424	9.23%	81,251	4.0%	N/A
Dubuque Bank and Trust Company	57,787	9.54	24,223	4.0	36,335	6.0%
Galena State Bank	17,539	11.20	6,265	4.0	9,397	6.0
First Community Bank	9,688	12.09	3,205	4.0	4,807	6.0
Riverside Community Bank	13,447	9.40	5,721	4.0	8,581	6.0
Wisconsin Community Bank	27,448	9.42	11,658	4.0	17,488	6.0
New Mexico Bank & Trust	33,484	9.36	14,304	4.0	21,456	6.0
Arizona Bank & Trust	12,246	16.84	2,908	4.0	4,363	6.0
Rocky Mountain Bank	29,811	10.72	11,125	4.0	16,688	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$187,424	7.26%	$103,211	4.0%	N/A
Dubuque Bank and Trust Company	57,787	7.47	30,934	4.0	38,668	5.0%
Galena State Bank	17,539	7.70	9,116	4.0	11,395	5.0
First Community Bank	9,688	8.38	4,623	4.0	5,779	5.0
Riverside Community Bank	13,447	7.02	7,661	4.0	9,576	5.0
Wisconsin Community Bank	27,448	7.29	15,062	4.0	18,828	5.0
New Mexico Bank & Trust	33,484	7.51	17,840	4.0	22,300	5.0
Arizona Bank & Trust	12,246	13.98	3,503	4.0	4,379	5.0
Rocky Mountain Bank	29,811	8.19	14,567	4.0	18,209	5.0

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)
Consolidated	$191,060	12.42%	$123,072	8.0%	N/A
Dubuque Bank and Trust Company	60,931	10.79	45,169	8.0	56,461	10.0%
Galena State Bank	18,758	12.62	11,888	8.0	14,861	10.0
First Community Bank	10,025	12.11	6,622	8.0	8,278	10.0
Riverside Community Bank	13,525	11.05	9,796	8.0	12,245	10.0
Wisconsin Community Bank	28,004	10.79	20,759	8.0	25,949	10.0
New Mexico Bank & Trust	32,310	10.94	23,620	8.0	29,526	10.0
Arizona Bank & Trust	13,261	57.89	1,833	8.0	2,291	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$158,346	10.29%	$61,536	4.0%	N/A
Dubuque Bank and Trust Company	54,809	9.71	22,584	4.0	33,877	6.0%
Galena State Bank	17,114	11.52	5,944	4.0	8,916	6.0
First Community Bank	9,043	10.92	3,311	4.0	4,967	6.0
Riverside Community Bank	12,215	9.98	4,898	4.0	7,347	6.0
Wisconsin Community Bank	25,051	9.65	10,380	4.0	15,569	6.0
New Mexico Bank & Trust	28,610	9.69	11,810	4.0	17,715	6.0
Arizona Bank & Trust	13,045	56.95	916	4.0	1,374	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$158,346	8.07%	$78,464	4.0%	N/A
Dubuque Bank and Trust Company	54,809	7.60	28,845	4.0	36,056	5.0%
Galena State Bank	17,114	7.92	8,639	4.0	10,799	5.0
First Community Bank	9,043	8.08	4,476	4.0	5,595	5.0
Riverside Community Bank	12,215	7.11	6,871	4.0	8,589	5.0
Wisconsin Community Bank	25,051	7.72	12,976	4.0	16,221	5.0
New Mexico Bank & Trust	28,610	7.54	15,170	4.0	18,962	5.0
Arizona Bank & Trust	13,045	47.45	1,100	4.0	1,375	5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $65.6 million as of December 31, 2004, under the most restrictive minimum capital requirements. Heartland’s revolving credit agreement requires our bank subsidiaries to remain well capitalized. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $25.9 million as of December 31, 2004, under the capital requirements to remain well capitalized.

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

(Dollars in thousands)
	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$73,749	$73,749	$71,869	$71,869
Time deposits in other financial institutions	1,178	1,178	1,132	1,132
Trading securities	521	521	1,073	1,073
Securities available for sale	552,763	552,763	450,680	450,680
Loans and leases, net of unearned	1,805,115	1,805,169	1,348,227	1,367,879
Financial Liabilities:
Demand deposits	$323,014	$323,014	$246,282	$246,282
Savings deposits	750,870	750,870	569,286	569,286
Time deposits	909,962	911,672	676,920	687,449
Short-term borrowings	231,475	231,475	176,835	176,835
Other borrowings	196,193	204,232	173,958	215,156
Interest rate swap	566	566	1,419	1,419

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

Interest Rate Swap - The fair value of the interest rate swap was estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates and, when appropriate, the current creditworthiness of the counter-party.

TWENTY-ONE
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS

(Dollars in thousands)
	December 31,
	2004	2003
Assets:
Cash and interest bearing deposits	$1,311	$8,621
Trading securities	521	1,073
Securities available for sale	1,155	4,162
Investment in subsidiaries	256,440	196,110
Other assets	7,837	9,098
Due from subsidiaries	24,400	13,000
Total assets	$291,664	$232,064

Liabilities and stockholders’ equity:
Short-term borrowings	$43,000	$25,000
Other borrowings	67,884	60,930
Accrued expenses and other liabilities	4,998	5,211
Total liabilities	115,882	91,141

Stockholders’ equity:
Common stock	16,547	15,262
Capital surplus	40,446	20,065
Retained earnings	117,800	102,584
Accumulated and other comprehensive income	2,889	4,794
Treasury stock	(1,900)	(1,782)
Total stockholders’ equity	175,782	140,923
Total Liabilities & Stockholders Equity	$291,664	$232,064

INCOME STATEMENTS

For the years ended December 31,
	2004	2003	2002
Operating revenues:
Dividends from subsidiaries	$11,912	$13,310	$9,890
Securities gains, net	711	99	95
Gain (loss) on trading account securities	54	453	(598)
Impairment loss on equity securities	-	(317)	(267)
Other	865	853	1,016
Total operating revenues	13,542	14,398	10,136
Operating expenses:
Interest	7,153	4,998	4,592
Salaries and benefits	48	617	1,973
Outside services	667	427	572
Other operating expenses	1,534	544	367
Minority interest expense	120	30	403
Total operating expenses	9,522	6,616	7,907
Equity in undistributed earnings	13,811	8,551	14,509
Income before income tax benefit	17,831	16,333	16,738
Income tax benefit	2,421	1,386	2,129
Net income	$20,252	$17,719	$18,867

STATEMENTS OF CASH FLOWS

For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$20,252	$17,719	$18,867
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(13,811)	(8,551)	(14,509)
(Increase) decrease in due from subsidiaries	(11,400)	4,250	(1,750)
Increase (decrease) in other liabilities	(386)	(4)	3,310
(Increase) decrease in other assets	979	(3,618)	(1,105)
(Increase) decrease in trading account securities	552	(158)	613
Other, net	1,093	825	(33)
Net cash provided (used) by operating activities	(2,721)	10,463	5,393
Cash flows from investing activities:
Capital contributions to subsidiaries	(12,701)	(13,119)	(600)
Purchases of available for sale securities	(30)	(2,537)	(1,774)
Proceeds from sales of available for sale securities	3,451	2,093	1,766
Net cash used by investing activities	(9,280)	(13,563)	(608)
Cash flows from financing activities:
Net change in short-term borrowings	18,000	-	(4,225)
Proceeds from other borrowings	26,074	21,119	5,155
Payments on other borrowings	(30,907)	(627)	(855)
Cash dividends paid	(5,036)	(4,096)	(3,926)
Purchase of treasury stock	(5,254)	(7,999)	(1,348)
Proceeds from sale of treasury stock	1,814	1,339	2,076
Net cash provided (used) by financing activities	4,691	9,736	(3,123)
Net increase (decrease) in cash and cash equivalents	(7,310)	6,636	1,662
Cash and cash equivalents at beginning of year	8,621	1,985	323
Cash and cash equivalents at end of year	$1,311	$8,621	$1,985

TWENTY-TWO
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2004	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$22,533	$20,467	$17,287	$16,843
Provision for loan and lease losses	1,446	1,053	991	1,356
Net interest income after provision for loan and lease losses	21,087	19,414	16,296	15,487
Noninterest income	9,851	8,681	9,588	9,721
Noninterest expense	22,015	22,693	19,212	18,016
Income taxes	2,330	1,384	2,097	2,126
Net income	$6,593	$4,018	$4,575	$5,066

Per share:
Earnings per share-basic	$0.40	$0.24	$0.29	$0.33
Earnings per share-diluted	0.40	0.24	0.29	0.33
Cash dividends declared on common stock	0.08	0.08	0.08	0.08
Book value per common share	10.69	10.44	9.98	9.63
Market price - high	22.07	18.99	18.95	20.13
Market price - low	18.26	16.73	16.75	18.06
Weighted average common shares outstanding	16,339,343	16,420,197	15,597,584	15,167,212
Weighted average diluted common shares outstanding	16,579,602	16,663,051	15,836,341	15,425,803
Ratios:
Return on average assets	1.00%	0.64%	0.84%	1.02%
Return on average equity	15.18%	9.65%	12.23%	14.26%
Net interest margin	3.99%	3.81%	3.71%	3.94%
Efficiency ratio	66.49%	75.81%	71.19%	71.02%

2003	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$15,415	$14,809	$15,207	$15,759
Provision for loan and lease losses	1,007	950	922	1,304
Net interest income after provision for loan and lease losses	14,408	13,859	14,285	14,455
Noninterest income	8,453	11,202	8,411	8,475
Noninterest expense	17,654	17,406	16,575	16,057
Income taxes	1,483	2,391	1,914	2.349
Net income	$3,724	$5,264	$4,207	$4,524

Per share:
Earnings per share-basic	$0.25	$0.35	$0.28	$0.30
Earnings per share-diluted	0.24	0.34	0.28	0.30
Cash dividends declared on common stock	0.07	0.07	0.07	0.07
Book value per common share	9.29	9.07	8.99	8.57
Market price - high	20.63	21.26	21.93	15.33
Market price - low	18.53	18.57	15.27	11.50
Weighted average common shares outstanding	15,124,871	15,212,826	14,811,483	14,836,913
Weighted average diluted common shares outstanding	15,386,486	15,479,334	15,088,764	15,011,370
Ratios:
Return on average assets	0.74%	1.10%	0.92%	1.04%
Return on average equity	10.74%	15.52%	13.15%	14.56%
Net interest margin	3.6%	3.62%	3.82%	4.16%
Efficiency ratio	72.64%	66.85%	69.98%	66.72%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

March 11, 2005

By: /s/ KPMG
KPMG LLP

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, Heartland has evaluated the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission. There have been no significant changes in Heartland’s internal controls or in other factors that could significantly affect internal controls.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Heartland’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Heartland’s internal control system was designed to provide reasonable assurance to Heartland’s management, board of directors and stockholders regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Heartland’s management, under the supervision and with the participation of Heartland’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on our assessment, which excluded Rocky Mountain Bank as described below, we believe that, as of December 31, 2004, Heartland’s internal control over financial reporting is operating effectively.

On June 1, 2004, Heartland acquired Rocky Mountain Bancorporation and its subsidiary bank, Rocky Mountain Bank. As permitted by the Securities and Exchange Commission, management elected to exclude Rocky Mountain Bank from its assessment of the effectiveness of Heartland’s internal control over financial reporting as of December 31, 2004. Rocky Mountain Bank had total assets of $373.1 million or 14.19% of Heartland’s total consolidated assets on December 31, 2004. Since its acquisition by Heartland, Rocky Mountain Bank recorded gross revenue of $13.7 million or 8.62% of Heartland’s total consolidated gross revenue for the year ended December 31, 2004. Net income recorded at Rocky Mountain Bank after acquisition was $2.3 million or 11.51% of Heartland’s total consolidated net income for the year ended December 31, 2004. The conversion to Heartland’s mainframe banking system scheduled for April 22, 2005, will facilitate the application of internal controls at Rocky Mountain Bank consistent with those applied at all Heartland’s other bank subsidiaries.

KPMG LLP, the independent registered public accounting firm that audited Heartland's consolidated financial statements as of and for the year ended December 31, 2004 included herein, has issued an attestation report on managment's assessment of Heartland's internal control over financial reporting.  This report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Heartland Financial USA, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Heartland Financial USA, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Heartland Financial USA, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Heartland Financial USA, Inc. acquired Rocky Mountain Bancorporation (Rocky Mountain) during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, Rocky Mountain’s internal control over financial reporting associated with total assets of $373.1 million, total revenues of $13.7 million, and net income of $2.3 million included in the consolidated financial statements of Heartland Financial USA, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Heartland Financial USA, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Rocky Mountain.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

March 11, 2005

By: /s/ KPMG
KPMG LLP

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 17, 2005 (the "2005 Proxy Statement") under the caption "Election of Directors" and under the caption, "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2004, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	55
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, and Rocky Mountain Bank; Chairman of Citizens Finance Co., ULTEA, Inc. and HTLF Capital Corp.

John K. Schmidt	45
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.; Treasurer of ULTEA, Inc.

Kenneth J. Erickson	53	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co. and ULTEA, Inc.

Edward H. Everts	53	Senior Vice President, Operations and Retail Banking, of Heartland; Senior Vice President, Operations and Retail Banking of Dubuque Bank and Trust Company

Douglas J. Horstmann	51	Senior Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company

Paul J. Peckosh	59	Senior Vice President, Trust, of Heartland; Executive Vice President, Trust, of Dubuque Bank and Trust Company

Mr. Lynn B. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. Until 2004, Mr. Fuller had been a Director of Galena State Bank and Trust Company since its acquisition by Heartland in 1992, First Community Bank since the merger in 1994 and Riverside Community Bank since the opening of this de novo operation in 1995. He has been a Director of Wisconsin Community Bank since the purchase of Cottage Grove State Bank in 1997, New Mexico Bank & Trust since the opening of this de novo bank in 1998 and Arizona Bank & Trust since the opening of this de novo bank in 2003. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

John K. Schmidt has been a Director of Heartland since 2001. Mr. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991. He has been employed by Dubuque Bank and Trust Company since 1984 and became Dubuque Bank and Trust Company's Vice President, Finance in 1986, Senior Vice President and Chief Financial Officer in January 1991, President and Chief Executive Officer in 1999 and Vice Chairman in 2004. Mr. Schmidt also was named Vice Chairman of Galena State Bank and Trust Company, First Community Bank and Riverside Community Bank in 2004. He is a certified public accountant and worked at KPMG LLP in Des Moines, Iowa, from 1982 until joining Dubuque Bank and Trust Company.

Kenneth J. Erickson was named Executive Vice President, Chief Credit Officer, of Heartland in 1999. Mr. Erickson has been employed by Dubuque Bank and Trust Company since 1975, and was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989 and Executive Vice President in 2000. He was named Vice Chairman of Citizens Finance Co. and ULTEA, Inc. in 2004. Prior to 2004, Mr. Erickson was Senior Vice President at Citizens Finance Co. and ULTEA, Inc.

Edward H. Everts was appointed as Senior Vice President of Heartland in 1996. Mr. Everts has been employed by Dubuque Bank and Trust Company as Senior Vice President, Operations and Retail Banking since 1992. Prior to his service with Dubuque Bank and Trust Company, Mr. Everts was Vice President and Lead Retail Banking Manager of First Bank, Duluth, Minnesota.

Douglas J. Horstmann was named Senior Vice President of Heartland in 1999. Mr. Horstmann has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989, Executive Vice President, Lending in 2000 and Director, President and Chief Executive Officer in 2004. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh was appointed Senior Vice President of Heartland in 1999. Mr. Peckosh has been employed by Dubuque Bank and Trust Company since 1975, was appointed Assistant Vice President, Trust, in 1975, Vice President, Trust in 1980, Senior Vice President, Trust in 1991 and Executive Vice President, Trust in 2000. Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our 2005 Proxy Statement, under the caption "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in our 2005 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The information in our 2005 Proxy Statement, under the caption "Equity Compensation Plan Information" is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2005 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2005 Proxy Statement under the caption “Relationship with Independent Auditors” is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the “Index of Exhibits” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.

Heartland Financial USA, Inc.

By:	/s/ Lynn B. Fuller	/s/ John K. Schmidt
	-----------------------------	------------------------------
	Lynn B. Fuller	John K. Schmidt
	Principal Executive Officer	Executive Vice President and Principal Financial and Accounting Officer

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on
March 14, 2005.

/s/ Lynn B. Fuller	/s/ John K. Schmidt
----------------------------	--------------------------------
President, CEO, Chairman and Director	Executive Vice President, CFO and Director

/s/ James F. Conlan	/s/ Mark C. Falb
----------------------------	-------------------------------
Director	Director

/s/ Thomas L. Flynn	/s/ John W. Cox, Jr.
----------------------------	-------------------------------
Director	Director

/s/ Ronald A. Larson
----------------------------
Director

INDEX OF EXHIBITS

3.1	Certificate of Incorporation of Heartland Financial USA, Inc. (Filed as Exhibit 3.1 to the Registrant's Form 10K filed on March 15, 2004, and incorporated by reference herein.)

3.2	Bylaws of Heartland Financial USA, Inc., incorporated by reference herein. (Filed as Exhibit 3.2 to the Registrant's Form 10K filed on March 15, 2004, and incorporated by reference herein.)

4.1
Specimen Stock Certificate of Heartland Financial USA, Inc. (Filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission May 4, 1994, as amended (SEC File No. 33-76228) and incorporated by reference herein.)

10.1
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the Heartland subsidiaries and their selected officers who have met the three years of service requirement. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA, Inc. (Filed as Exhibit 10.4 to the Registrant’s Form 10K for the year ended December 31, 2002, and incorporated by reference herein.)

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

10.5
Indenture between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of June 27, 2002. (Filed as Exhibit 10.1 to the Registrant’s Form 10Q for the six months ended June 30, 2002, and incorporated by reference herein.)

10.6	Dividend Reinvestment Plan dated as of January 24, 2002. (Filed as Form S-3D on January 25, 2002, and incorporated by reference herein.)

10.7
Stockholder Rights Agreement between Heartland Financial USA, Inc., and Dubuque Bank and Trust Company, as Rights Agent, dated as of June 7, 2002. (Filed as Form 8-K on June 11, 2002, and incorporated by reference herein.)

10.8
Agreement to Organize and Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.24 to Registrant’s Form 10K for the year ended December 31, 2002, and incorporated by reference herein.)

10.9
Supplemental Initial Investor Agreement between Heartland Financial USA, Inc. and Initial Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.25 to Registrant’s Form 10K for the year ended December 31, 2002, and incorporated by reference herein.)

10.10	Heartland Financial USA, Inc. 2003 Stock Option Plan (Filed as Exhibit B to Registrant’s Form DEF14A filed on April 7, 2003, and incorporated by reference herein.)

10.11
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association, dated as of October 10, 2003. (Filed as Exhibit 10.1 to the Registrant’s Form 10Q for the nine months ended September 30, 2003, and incorporated by reference herein.)

10.12
Form of Executive Supplemental Life Insurance Plan effective January 20, 2004, between the Heartland subsidiaries and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA, Inc. (Filed as Exhibit 10.16 of the Registrant's Form 10K filed on March 15, 2004, and incorporated by reference herein.)

10.13
Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of January 31, 2004. (Filed as Exhibit 10.17 of the Registrant's Form 10K filed on March 15, 2004, and incorporated by reference herein.)

10.14	Heartland Financial USA, Inc., Policy on Director Fees and Policy on Expense Reimbursement for Directors.

10.15	Fourth Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of March 1, 2005.

11.	Statement re Computation of Per Share Earnings.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.