Form 10-Q
period 2005-03-31
HEARTLAND FINANCIAL USA INC
filed 2005-05-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 5, 2005, the Registrant had outstanding 16,440,476 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Cash and due from banks	$69,442	$68,919
Federal funds sold and other short-term investments	14,091	4,830
Cash and cash equivalents	83,533	73,749
Time deposits in other financial institutions	1,190	1,178
Securities:
Trading, at fair value	539	521
Available for sale, at fair value (cost of $525,664 at March 31, 2005, and $547,585 at December 31, 2004)	523,909	552,763
Loans held for sale	41,710	32,161
Gross loans and leases:
Loans and leases	1,783,256	1,772,954
Allowance for loan and lease losses	(26,011)	(24,973)
Loans and leases, net	1,757,245	1,747,981
Assets under operating leases	37,379	35,188
Premises, furniture and equipment, net	85,234	79,353
Other real estate, net	423	425
Goodwill	35,398	35,374
Other intangible assets, net	9,855	10,162
Other assets	55,322	60,200
TOTAL ASSETS	$2,631,737	$2,629,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$314,430	$323,014
Savings	750,982	750,870
Time	925,163	909,962
Total deposits	1,990,575	1,983,846
Short-term borrowings	221,081	231,475
Other borrowings	215,423	196,193
Accrued expenses and other liabilities	28,659	41,759
TOTAL LIABILITIES	2,455,738	2,453,273
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares at March 31, 2005, and December 31, 2004; issued 16,547,482 shares at March 31, 2005, and December 31, 2004)	16,547	16,547
Capital surplus	40,303	40,446
Retained earnings	121,746	117,800
Accumulated other comprehensive income (loss)	(1,257)	2,889
Treasury stock at cost (66,400 shares at March 31, 2005, and 106,424 shares at December 31, 2004, respectively)	(1,340)	(1,900)
TOTAL STOCKHOLDERS’ EQUITY	175,999	175,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,631,737	$2,629,055

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
INTEREST INCOME:
Interest and fees on loans and leases	$29,988	$21,760
Interest on securities:
Taxable	3,531	3,608
Nontaxable	1,325	1,026
Interest on federal funds sold and other short-term investments	47	5
Interest on interest bearing deposits in other financial institutions	68	44
TOTAL INTEREST INCOME	34,959	26,443
INTEREST EXPENSE:
Interest on deposits	9,182	6,569
Interest on short-term borrowings	1,264	597
Interest on other borrowings	2,506	2,434
TOTAL INTEREST EXPENSE	12,952	9,600
NET INTEREST INCOME	22,007	16,843
Provision for loan and lease losses	1,364	1,356
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	20,643	15,487
NONINTEREST INCOME:
Service charges and fees	2,707	2,127
Trust fees	1,595	1,020
Brokerage commissions	223	278
Insurance commissions	137	224
Securities gains, net	53	1,540
Gain on trading account securities	18	85
Rental income on operating leases	3,571	3,462
Gain on sale of loans	712	527
Valuation adjustment on mortgage servicing rights	(2)	(73)
Other noninterest income	701	531
TOTAL NONINTEREST INCOME	9,715	9,721
NONINTEREST EXPENSES:
Salaries and employee benefits	11,182	8,821
Occupancy	1,626	1,063
Furniture and equipment	1,367	1,127
Depreciation on equipment under operating leases	2,928	2,861
Outside services	1,928	1,501
FDIC deposit insurance assessment	70	51
Advertising	809	539
Other intangibles amortization	270	88
Other noninterest expenses	2,571	1,965
TOTAL NONINTEREST EXPENSES	22,751	18,016
INCOME BEFORE INCOME TAXES	7,607	7,192
Income taxes	2,343	2,126
NET INCOME	$5,264	$5,066
EARNINGS PER COMMON SHARE-BASIC	$0.32	$0.33
EARNINGS PER COMMON SHARE - DILUTED	$0.32	$0.33
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2004	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net income			5,066			5,066
Unrealized gain on securities available for sale arising during the period				3,947		3,947
Reclassification adjustment for net } security gains realized in net income				(1,540)		(1,540)
Unrealized loss on derivatives arising during the period, net of realized losses of $213				(170)		(170)
Income taxes				(814)		(814)
Comprehensive income						6,489
Cash dividends declared:
Common, $.08 per share			(1,211)			(1,211)
Purchase of 44,842 shares of common stock					(867)	(867)
Issuance of 38,605 shares of common stock		(233)			798	565
Balance at March 31, 2004	$15,262	$19,832	$106,439	$6,217	$(1,851)	$145,899

Balance at January 1, 2005	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net income			5,264			5,264
Unrealized loss on securities available for sale arising during the period				(6,986)		(6,986)
Reclassification adjustment for net security gains realized in net income				(53)		(53)
Unrealized gain on derivatives arising during the period, net of realized losses of $116				337		337
Income taxes				2,556		2,556
Comprehensive income						1,118
Cash dividends declared:
Common, $.08 per share			(1,318)			(1,318)
Purchase of 87,697 shares of common stock					(1,786)	(1,786)
Issuance of 127,721 shares of common stock		(143)			2,346	2,203
Balance at March 31, 2005	$16,547	$40,303	$121,746	$(1,257)	$(1,340)	$175,999
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,264	$5,066
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	4,681	3,912
Provision for loan and lease losses	1,364	1,356
Provision for deferred taxes	(1,221)	1,381
Net amortization of premium on securities	814	335
Securities gains, net	(53)	(1,540)
(Increase) decrease in trading account securities	(18)	586
Loans originated for sale	(57,648)	(54,640)
Proceeds on sales of loans	48,811	35,376
Net gain on sales of loans	(712)	(527)
(Increase) decrease in accrued interest receivable	(418)	102
Decrease in accrued interest payable	(1,342)	(733)
Other, net	(1,837)	(2,495)
NET CASH USED BY OPERATING ACTIVITIES	(2,315)	(11,821)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	13,146	54,888
Proceeds from the maturity of and principal paydowns on securities available for sale	34,412	24,563
Purchase of securities available for sale	(26,282)	(77,779)
Net increase in loans and leases	(10,341)	(17,440)
Increase in assets under operating leases	(5,119)	(5,268)
Capital expenditures	(7,259)	(5,017)
Proceeds on sale of OREO and other repossessed assets	136	461
NET CASH USED BY INVESTING ACTIVITIES	(1,307)	(25,592)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits and savings accounts	(8,472)	(13,553)
Net increase (decrease) in time deposit accounts	15,201	(5,743)
Net increase (decrease) in short-term borrowings	(10,394)	13,298
Proceeds from other borrowings	30,863	41,576
Repayments of other borrowings	(11,633)	(8,755)
Purchase of treasury stock	(1,786)	(859)
Proceeds from sale of common stock	945	480
Dividends paid	(1,318)	(1,211)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,406	25,233
Net increase (decrease) in cash and cash equivalents	9,784	(12,180)
Cash and cash equivalents at beginning of year	73,749	71,869
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,533	$59,689
Supplemental disclosures:
Cash paid for income/franchise taxes	$617	$470
Cash paid for interest	$14,294	$10,333

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 2004, included in Heartland Financial USA, Inc.’s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 14, 2005. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2005, are not necessarily indicative of the results expected for the year ending December 31, 2005.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004, are shown in the tables below:

	Three Months Ended
(Dollars in thousands)	3/31/05	3/31/04
Net income	$5,264	$5,066
Weighted average common shares outstanding for basic earnings per share (000’s)	16,479	15,167
Assumed incremental common shares issued upon exercise of stock options (000’s)	226	259
Weighted average common shares for diluted earnings per share (000’s)	16,705	15,426
Earnings per common share - basic	$0.32	$0.33
Earnings per common share - diluted	$0.32	$0.33

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

	Three Months Ended
(Dollars in thousands, except per share data)	3/31/05	3/31/04
Net income as reported	$5,264	$5,066
Pro forma	5,054	4,873
Earnings per share - basic as reported	$0.32	$0.33
Pro forma	0.31	0.32
Earnings per share - diluted as reported	$0.32	$0.33
Pro forma	0.30	0.32

EFFECT OF NEW FINANCIAL ACCOUNTING DEVELOPMENTS
In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement No. 123 (revised 2004) (123(R)), Share-Based Payment, issued by the Financial Accounting Standards Board (FASB).  In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R).  Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff's views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard.  Statement 123(R) is effective for fiscal years beginning after December 15, 2005.  As required, effective January 1, 2006, Heartland plans to adopt Statement 123(R) using the "modified prospective" transition method.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization, in thousands, at March 31, 2005, and December 31, 2004, are presented in the table below:

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Core deposit intangibles	$9,217	$3,461	$9,217	$3,205
Mortgage servicing rights	4,330	1,115	4,257	1,005
Customer relationship intangible	917	33	917	19
Total	$14,464	$4,609	$14,391	$4,229
Unamortized intangible assets		$9,855		$10,162

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2005. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The valuation allowance on mortgage servicing rights was $41 thousand at March 31, 2005, and $39 thousand at December 31, 2004.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ended December 31, 2005	$719	$904	$42	$1,665

Year ended December 31,
2006	856	660	54	1,570
2007	787	550	53	1,390
2008	787	440	51	1,278
2009	704	330	50	1,084
2010	435	220	49	704

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

Net income for the first quarter ended March 31, 2005, was $5.3 million, or $0.32 per diluted share, compared to net income of $5.1 million, or $0.33 per diluted share, during the first quarter of 2004. Return on average equity was 12.06% and return on average assets was 0.81% for the first quarter of 2005, compared to 14.26% and 1.02%, respectively, for the same quarter in 2004. The first quarter 2004 earnings included securities gains of $1.5 million. Exclusive of securities gains, first-quarter 2005 pre-tax income increased $1.9 million or 34% over the first quarter 2004 pre-tax income.

A major contributing factor to the improved earnings for the first quarter of 2005 compared to the first quarter of 2004 was the acquisition of Rocky Mountain Bank. Since this acquisition was completed on June 1, 2004, its earnings were not included in the first quarter 2004 results. Rocky Mountain Bank’s contribution to net income during the first quarter of 2005 was $457 thousand.

We were able to maintain our net interest margin as a percentage of average earning assets near the levels of the fourth quarter of 2004 even as earning assets grew more slowly over the same time period. Typically, growth during the first quarter of the year is slower from a seasonal perspective. Our net interest income simulations suggest that Heartland’s balance sheet is well protected from near term exposure to both rising and falling rate scenarios.

Contributing to the improved earnings during the first quarter of 2005 was the $5.2 million or 31% growth in net interest income, due primarily to growth in earning assets. Average earning assets went from $1.78 billion during the first quarter of 2004 to $2.33 billion during the same quarter in 2005, a change of $546.6 million or 31%. Rocky Mountain Bank’s total average earning assets during the first quarter of 2005 were $325.2 million or 59% of this change. Noninterest income remained flat at $9.7 million. Exclusive of $1.5 million securities gains, noninterest income increased $1.5 million or 19% during the first quarter of 2005 compared to the same quarter in 2004. The two categories contributing to this increase were service charges and fees and trust fees. Noninterest expense increased $4.7 million or 26%, reflecting increased costs related to the acquisitions of Rocky Mountain Bank and the Wealth Management Group of Colonial Trust Company. Additionally, Arizona Bank & Trust opened a second branch in May 2004. Total full-time equivalent employees increased to 859 at quarter-end 2005 from 677 at quarter-end 2004. Of that increase, 123 are full-time equivalent employees at Rocky Mountain Bank and 13 are full-time equivalent employees of the acquired trust operations in Arizona.

The acquisition of Rocky Mountain Bank will continue to contribute to improved earnings as full integration into the Heartland community banking model proceeds during the second and third quarters of 2005. Conversion to our mainframe software was completed this April, providing Rocky Mountain Bank the opportunity to offer enhanced products and services to its customer base. Costs associated with the full integration have been somewhat of a drag on earnings and should begin to diminish as the year proceeds.

At March 31, 2005, total assets remained steady at $2.63 billion when compared to total assets at year-end 2004. Total loans and leases were $1.78 billion at March 31, 2005, an increase of $10.3 million since year-end 2004. Loan demand tapered off during the first quarter of 2005, but management is optimistic that it will pick up during the remaining quarters of 2005. Total deposits at March 31, 2005, were $2.0 billion, an increase of $6.7 million since year-end 2004. Demand deposits experienced a decline of $8.5 million, in large part, due to normal seasonal fluctuations that many banks experience during the first quarter of the year. The time deposits category did experience an increase of $15.2 million during the quarter. Of particular note is that $15.8 million of brokered deposits that matured during the quarter were replaced with time deposits from the local markets.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2005. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.97% during the first quarter of 2005 compared to 3.94% for the first quarter of 2004 and 3.99% for the fourth quarter of 2004. Net interest income totaled $22.0 million during the first quarter of 2005, an increase of $5.2 million or 31% from the $16.8 million recorded during the first quarter of 2004. Contributing to this increase was the $546.6 million or 31% growth in average earning assets, of which $221.4 million or 13% resulted from internal growth and $325.2 million or 18% from the acquisition of Rocky Mountain Bank. Additionally, the early redemption of all $25.0 million of our 9.60% trust preferred securities on September 30, 2004, contributed to the improvement in net interest margin. Rocky Mountain Bank’s net interest income during the first quarter of 2005 was $3.5 million. Another component that can have a significant impact on Heartland’s net interest margin is the premium amortization of our mortgage-backed securities portfolio, which fluctuates as the prepayment activity picks up or slows down. The adjustment for prepayment activity resulted in additional interest income of approximately $9 thousand during the first quarter of 2005 and $900 thousand during the first quarter of 2004.

Interest income, on a tax-equivalent basis, in the first quarter of 2005 increased $8.7 million or 32% when compared to the first quarter of 2004. Rocky Mountain Bank’s portion of the interest income during 2005 was $5.0 million. Exclusive of Rocky Mountain Bank, interest income increased $3.7 million or 14%, primarily as a result of the internal growth in earning assets.

Interest expense for the first quarter of 2005 increased $3.3 million or 35% when compared to the first quarter of 2004. Rocky Mountain Bank’s portion of the interest expense during 2005 was $1.4 million. Exclusive of Rocky Mountain Bank, interest expense increased $1.9 million or 20%, primarily as a result of growth in interest-bearing deposit accounts as well as the rising rate environment. The federal funds rate has increased from 1.00% during the first quarter of 2004 to 2.75% during the first quarter of 2005. Rates on Heartland’s deposit accounts do not immediately reprice as a result of increases in the federal funds rate, but continual increases in the federal funds rate, as experienced during the last half of 2004 and early in 2005, does place pressure on the rates paid on these products to maintain existing balances.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin.
During 2005, Heartland expects to continue improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations suggest that Heartland’s balance sheet is well protected from near term exposure to both rising and falling rate scenarios.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended March 31, 2005 and 2004 (Dollars in thousands)
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$416,740	$3,531	3.44%	$352,623	$3,608	4.12%
Nontaxable[1]	116,890	2,039	7.07	86,707	1,578	7.32
Total securities	533,630	5,570	4.23	439,330	5,186	4.75
Interest bearing deposits	6,973	67	3.90	5,045	44	3.51
Federal funds sold	7,859	47	2.43	2,039	5	0.99
Loans and leases:
Commercial and commercial real estate[1]	1,177,548	17,992	6.20	885,276	12,834	5.83
Residential mortgage	221,207	3,433	6.29	154,165	2,268	5.92
Agricultural and agricultural real estate[1]	220,484	3,641	6.70	167,420	2,725	6.55
Consumer	169,922	3,544	8.46	134,224	2,842	8.52
Direct financing leases, net	16,390	227	5.62	13,412	209	6.27
Fees on loans	-	1,213	-	-	938	-
Less: allowance for loan and lease losses	(25,343)	-	-	(18,857)	-	-
Net loans and leases	1,780,208	30,050	6.85	1,335,640	21,816	6.57
Total earning assets	2,328,670	35,734	6.22	1,782,054	27,051	6.11
NONEARNING ASSETS	294,679	-	-	222,362	-	-
TOTAL ASSETS	$2,623,349	$35,734	5.52%	$2,004,416	$27,051	5.43%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$750,706	$2,040	1.10%	$568,624	$1,167	0.83
Time, $100,000 and over	166,486	1,187	2.89	136,796	848	2.49
Other time deposits	745,458	5,955	3.24	542,677	4,554	3.38
Short-term borrowings	229,261	1,264	2.24	169,367	597	1.42
Other borrowings	202,617	2,506	5.02	183,510	2,434	5.33
Total interest bearing liabilities	2,094,528	12,952	2.51	1,600,974	9,600	2.41
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	315,307	-	-	226,380	-	-
Accrued interest and other liabilities	36,439	-	-	34,165	-	-
Total noninterest bearing liabilities	351,746	-	-	260,545	-	-
STOCKHOLDERS’ EQUITY	177,075	-	-	142,897	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,623,349	$12,952	2.00%	$2,004,416	$9,600	1.93%
Net interest income[1]		$22,782			$17,451
Net interest income to total earning assets[1]			3.97%			3.94%
Interest bearing liabilities to earning assets	89.95%			89.84%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The $1.4 million provision for loan losses made during the first quarter of 2005 was consistent with the $1.4 million made during the same quarter in 2004. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. A weak economy will inevitably result in increased problem loans, but Heartland expects the problems to be manageable and of a lesser scope for Heartland than for the industry as a whole. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

	Three Months Ended
	March 31, 2005	March 31, 2004	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$2,707	$2,127	$580	27%
Trust fees	1,595	1,020	575	56
Brokerage commissions	223	278	(55)	(20)
Insurance commissions	137	224	(87)	(39)
Securities gains, net	53	1,540	(1,487)	(97)
Gain on trading account securities	18	85	(67)	(79)
Rental income on operating leases	3,571	3,462	109	3
Gain on sale of loans	712	527	185	35
Valuation adjustment on mortgage servicing rights	(2)	(73)	71	97
Other noninterest income	701	531	170	32
TOTAL NONINTEREST INCOME	$9,715	$9,721	$(6)	(0)%

Noninterest income totaled $9.7 million during the first quarters of both 2005 and 2004. Exclusive of securities gains, noninterest income increased $1.5 million or 18% during the first quarter of 2005 compared to the same quarter in 2004. The two categories contributing to this increase were service charges and fees and trust fees.

Service charges and fees increased $580 thousand or 27% during the first quarter of 2005, of which $292 thousand was due to the addition of Rocky Mountain Bank to the Heartland family of bank subsidiaries. Included in this category are service charges on deposit products, which increased $181 thousand or 15% as a result of the activity at Rocky Mountain Bank. Also included in this category are service fees collected on loans Heartland sold with servicing retained. These servicing fees increased $149 thousand or 27% for the quarters under comparison with no significant impact resulting from the Rocky Mountain Bank acquisition. Fees generated by HTLF Capital Corp., our investment banking subsidiary formed in April of 2003, in the amount of $108 thousand during the first quarter of 2005 compared to $34 thousand during the first quarter of 2004.

Trust fees improved during the first quarter of 2005 by $575,000 or 56%, primarily as a result of the $379,000 additional fees generated by the accounts acquired from the Wealth Management Group of Colonial Trust Company on August 31, 2004.

During the first quarter of 2005, securities gains were $53 thousand compared to $1.5 million during the first quarter of 2004. Nearly $1.0 million of the gains recorded during the first quarter of 2004 were due to the active management of our bond portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields.

Valuation adjustments on mortgage servicing rights experienced increases in the valuation allowance of $2 thousand during the first quarter of 2005 compared to $73 thousand during the same quarter of 2004. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At March 31, 2005, the remaining valuation allowance totaled $41 thousand.

NONINTEREST EXPENSE

	Three Months Ended
	March 31, 2005	March 31, 2004	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$11,182	$8,821	$2,361	27%
Occupancy	1,626	1,063	563	53
Furniture and equipment	1,367	1,127	240	21
Depreciation on equipment under operating leases	2,928	2,861	67	2
Outside services	1,928	1,501	427	28
FDIC deposit insurance assessment	70	51	19	37
Advertising	809	539	270	50
Other intangibles amortization	270	88	182	207
Other noninterest expenses	2,571	1,965	606	31
TOTAL NONINTEREST EXPENSE	$22,751	$18,016	$4,735	26%

For the first quarter of 2005, noninterest expense increased $4.7 million or 26%, reflecting increased costs related to the acquisitions of Rocky Mountain Bank and the Wealth Management Group of Colonial Trust Company. Additionally, Arizona Bank & Trust opened a second branch in May 2004 in Chandler, Arizona. Noninterest expense at Rocky Mountain Bank totaled $3.3 million during the first quarter of 2005.

Salaries and employee benefits, the largest component of noninterest expense, increased $2.4 million or 27% for the quarters under comparison. This category made up nearly 50% of the total increase in noninterest expense. Salaries and employee benefits at Rocky Mountain Bank totaled $1.5 million during the first quarter of 2005. In addition to the acquisitions of Rocky Mountain Bank and the trust operations in Arizona, the increase in salaries and employee benefits expense was attributable to additional staffing at the holding company to provide support services to the growing number of bank subsidiaries and the opening of Arizona Bank & Trust’s second branch location in Chandler, Arizona. Additionally, merit increases for all salaried employees are made on January 1 of each year. Total full-time equivalent employees increased to 859 at quarter-end 2005 from 677 at quarter-end 2004. Of that increase, 123 were full-time equivalent employees at Rocky Mountain Bank and 13 were full-time equivalent employees of the acquired trust operations in Arizona.

Occupancy and furniture and equipment expense, in aggregate, increased $803 thousand or 37% for the quarters under comparison. These increases were primarily the result of the expansion efforts and the completion of Heartland’s operations center in Dubuque, Iowa last summer. Rocky Mountain Bank incurred $462 thousand of these expenses during the first quarter of 2005.

Fees for outside services increased by $427 thousand or 28% for the quarters under comparison. Rocky Mountain Bank recorded fees for outside services of $435 thousand during the first quarter of 2005.

Other noninterest expenses increased $606 thousand or 31% for the quarters under comparison with $334 thousand attributable to other noninterest expenses recorded at Rocky Mountain Bank during the first quarter of 2005.

INCOME TAX EXPENSE

Income tax expense for the first quarter of 2005 increased $217 thousand or 10% when compared to the same period in 2004. Heartland’s effective tax rate was 30.80% for the first quarter of 2005 compared to 29.56% during the first quarter of 2004. The lower effective rate during the first quarter of 2004 was the result of anticipated federal historic rehabilitation tax credits and low-income housing tax credits totaling $840 thousand for the year. During 2005, these credits are anticipated to total $436 thousand for the year. Tax-exempt interest income went from 15.71% of pre-tax income during the first quarter of 2004 to 18.94% during the same quarter of 2005. The tax-equivalent adjustment for this tax-exempt interest income was $776 thousand during the first quarter of 2005 compared to $608 thousand during the same quarter in 2004.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $1.78 billion at March 31, 2005, an increase of $10.3 million since year-end 2004. Loan demand tapered off during the first quarter of 2005, but management is optimistic that it will pick up during the remaining quarters of 2005. Our lending officers continue to build their pipelines and the addition of new branches during the remainder of this year lead us to believe we should achieve $200 million in loan growth for the year. All the loan categories, except for commercial and commercial real estate, experienced some growth during the first quarter of 2005.

The commercial and commercial real estate loan portfolio decreased $6.1 million or 1% during the first three months of 2005. Unscheduled paydowns were received on a few large loans at Wisconsin Community Bank and Rocky Mountain Bank. Partially offsetting a portion of these paydowns was growth at Dubuque Bank and Trust Company, Galena State Bank and Trust Company and Arizona Bank & Trust.

Agricultural and agricultural real estate loans grew $5.7 million or 3% during the first three months of 2005. Dubuque Bank and Trust Company, Heartland’s flagship bank in Dubuque, Iowa, was responsible for $5.3 million of this growth as farmers geared up for the planting season.

The residential mortgage loan portfolio experienced an increase of $3.4 million or 2%. A majority of this growth occurred at Dubuque Bank and Trust Company, New Mexico Bank & Trust and Arizona Bank & Trust. We do not anticipate continued growth in our residential mortgage loan portfolio, as many of the loans made, especially the 15- and 30-year fixed-rate loans, are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers with the excellent service they expect.

Consumer loans increased $7.4 million or 4% during the first three months of 2005, primarily in home equity lines of credit at all of the Heartland bank subsidiaries except First Community Bank. This product line was enhanced to build new customer relationships. Additionally, Citizens Finance Co.’s recent opening of an office in Crystal Lake, Illinois, contributed to the growth during the first quarter.

The table below presents the composition of the loan portfolio as of March 31, 2005, and December 31, 2004.

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,155,975	64.71%	$1,162,103	65.43%
Residential mortgage	216,247	12.11	212,842	11.98
Agricultural and agricultural real estate	223,528	12.51	217,860	12.26
Consumer	174,488	9.77	167,109	9.41
Lease financing, net	16,139	0.90	16,284	0.92
Gross loans and leases	1,786,377	100.00%	1,776,198	100.00%
Unearned discount	(1,826)		(1,920)
Deferred loan fees	(1,295)		(1,324)
Total loans and leases	1,783,256		1,772,954
Allowance for loan and lease losses	(26,011)		(24,973)
Loans and leases, net	$1,757,245		$1,747,981

Loans held for sale also increased $9.5 million or 30% during the first quarter of 2005. This increase was primarily the result of additional variable-rate commercial and commercial real estate loans at Wisconsin Community Bank structured to qualify under the United States Small Business Administration’s Certified Development Company (504) Loan Program, which Heartland may elect to sell.

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

The allowance for loan and lease losses increased by $1.0 million or 4% during the first three months of 2005. The allowance for loan and lease losses at March 31, 2005, was 1.46% of loans and 195% of nonperforming loans, compared to 1.41% of loans and 252% of nonperforming loans at December 31, 2004. During the first quarter of 2005, a charge-off was recorded on a fraudulent loan at Wisconsin Community Bank. A claim was immediately filed with Heartland’s insurance carrier and the anticipated recovery was recorded. If the claim is denied, the net after-tax impact to Heartland’s net income would be a loss of $274 thousand.

Nonperforming loans increased to $13.4 million or 0.75% of total loans and leases compared to $9.9 million or 0.56% of total loans and leases at December 31, 2004. This increase was due primarily to a few large loans, one at Dubuque Bank and Trust Company, two at New Mexico Bank & Trust and one at Rocky Mountain Bank. Because of the net realizable value of collateral, guarantees and other factors, anticipated losses on these loans are not expected to be significant and have been specifically provided for in the allowance for loan and lease losses. Eight loans make up $8.7 million or 65% of total nonperforming loans at March 31, 2005, two of which a resolution is expected by the end of the second quarter of this year.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$24,973	$18,490
Provision for loan and lease losses from continuing operations	1,364	1,356
Recoveries on loans and leases previously charged off	636	405
Loans and leases charged off	(962)	(1,080)
Balance at end of period	$26,011	$19,171
Net charge offs to average loans and leases	0.02%	0.05%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of March 31,		As of December 31,
	2005	2004	2004	2003
Nonaccrual loans and leases	$12,825	$4,909	$9,837	$5,092
Loan and leases contractually past due 90 days or more	538	471	88	458
Total nonperforming loans and leases	13,363	5,380	9,925	5,550
Other real estate	423	503	425	599
Other repossessed assets	196	214	313	285
Total nonperforming assets	$13,982	$6,097	$10,663	$6,434
Nonperforming loans and leases to total loans and leases	0.75%	0.40%	0.56%	0.42%
Nonperforming assets to total assets	0.53%	0.30%	0.41%	0.32%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 20% of total assets at March 31, 2005, and 21% of total assets at December 31, 2004. During the first quarter of 2005, a portion of the proceeds from securities sales, paydowns and maturities was retained in short-term investments in anticipation of loan growth in the following quarters.

The table below presents the composition of the available for sale securities portfolio by major category as of March 31, 2005, and December 31, 2004.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	222,220	42.42	219,670	39.74
Mortgage-backed securities	152,436	29.09	164,580	29.78
States and political subdivisions	121,705	23.23	123,624	22.36
Other securities	27,548	5.26	44,889	8.12
Total available for sale securities	$523,909	100.00%	$552,763	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at March 31, 2005, were $2.0 billion, an increase of $6.7 million since year-end 2004. The only banks to experience growth in all deposit categories were New Mexico Bank & Trust and First Community Bank. Demand deposits experienced a decline, in large part, due to normal seasonal fluctuations that many banks experience during the first quarter of the year. The Company’s two newer de novo banks, New Mexico Bank & Trust and Arizona Bank & Trust, were able to grow demand deposits during this typically slow quarter. The time deposits category experienced an increase of $15.2 million during the quarter. Except for Wisconsin Community Bank, all of the Company’s subsidiary banks were able to grow deposits in this category. Of particular note is that $15.8 million of brokered deposits that matured during the quarter were replaced with time deposits from the local markets.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the three-month period ended March 31, 2005, the amount of short-term borrowings decreased $10.4 million or 4%.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances declined $9.0 million or 5% since year-end 2004.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. Under these revolving credit lines, Heartland may borrow up to $70.0 million. At March 31, 2005, a total of $51.7 million was outstanding on these credit lines compared to $43.0 million on December 31, 2004. Additional borrowings were needed during the first quarter of 2005 to provide funding for the growth at Citizens Finance Co., purchase of additional assets for operating leases at ULTEA and treasury stock purchases.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $215.4 million on March 31, 2005, compared to $196.2 million on December 31, 2004. Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. The following is a schedule of Heartland’s trust preferred offerings outstanding as of March 31, 2005:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$ 5,000,000	08/07/00	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	3.60% over libor	12/18/31	12/18/06
5,000,000	06/27/02	3.65% over libor	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08
25,000,000	3/17/04	2.75% over libor	3/17/34	3/17/09
$ 63,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Chicago, Dallas, Des Moines or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at March 31, 2005, had increased to $143.7 million from $123.5 million at December 31, 2004, $18.0 million of which was fixed-rate advances for an original term of ten years. A portion of these advances were obtained to replace the $11.5 million in FHLB advances coming due in the following three months. Total FHLB borrowings at March 31, 2005, had an average rate of 3.95% and an average maturity of 3.53 years.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$193,718	9.40%	$187,424	9.23%
Tier 1 capital minimum requirement	82,390	4.00%	81,251	4.00%
Excess	$111,328	5.40%	$106,173	5.23%
Total capital	$225,407	10.94%	$219,839	10.82%
Total capital minimum requirement	164,780	8.00%	162,503	8.00%
Excess	$60,627	2.94%	$57,336	2.82%
Total risk-adjusted assets	$2,059,750		$2,031,286
Leverage Capital Ratios[2]
Tier 1 capital	$193,718	7.51%	$187,424	7.26%
Tier 1 capital minimum requirement[3]	103,240	4.00%	103,225	4.00%
Excess	$90,478	3.51%	$84,199	3.26%
Average adjusted assets (less goodwill and other intangible assets)	$2,580,988		$2,580,626

(1)	Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

(2)	The leverage ratio is defined as the ratio of Tier 1 capital to average adjusted assets.

(3)	Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.

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

Heartland had an incentive compensation agreement with certain employees of one of the bank subsidiaries, none of whom is an executive officer of Heartland, which required a total payment of $3.5 million to be made no later than February 29, 2004, to those who remained employed with the subsidiary on December 31, 2003. One-third of the payment was made in cash in both January 2004 and January 2005. The remaining one-third in stock options on Heartland’s common stock will become exercisable in January 2006. The obligation was accrued over the performance period.

During 2005, we plan to continue the expansion of our existing banks. In the West, we plan to add three branch locations in the Albuquerque/Santa Fe corridor under the New Mexico Bank & Trust umbrella, two branch locations in the Eastern Valley of the Phoenix area under the Arizona Bank & Trust umbrella and two branch locations in the state of Montana under the Rocky Mountain Bank franchise. Additionally, in the Midwest, we plan to add one branch location in Madison, Wisconsin under the Wisconsin Community Bank franchise and one branch location in the Rockford, Illinois market under the Riverside Community Bank umbrella. The addition of more branches in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States. Currently, our presence in the West comprises 36% of Heartland’s banking assets. Costs related to the construction of these facilities are anticipated to be approximately $17 million in the aggregate. A majority of these projects will not be completed until the last half of the year.

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time

LIQUIDITY

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

Net cash outflows from investing activities was $1.3 million during the first quarter of 2005, compared to $25.6 million during the same quarter of 2004. The majority of this change was a result of activities within the securities portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. During the first quarter of 2005, a portion of the proceeds from securities sales, paydowns and maturities was retained in short-term investments in anticipation of loan growth in the following quarters. Slower loan growth during the first three months of 2005 compared to the same three months in 2004 also affected the change in net cash outflows from investment activities.

Net cash provided by financing activities was $13.4 million during the first three month of 2005 compared to $25.2 million during same three months in 2004. The decrease in net cash provided by financing activities during 2005 was primarily a result of the March 17, 2004, issuance of $25.0 million in trust preferred securities. Heartland was not as aggressive in its pricing on time deposits during the first quarter of 2004 when compared to the same period in 2005, as the trust preferred issuance provided excess funding in the short-term. During the first quarter of 2005, there was a net increase in total deposits of $6.7 million compared to a net decrease of $19.3 million during the first quarter of 2004.

Total cash used by operating activities was $2.3 million during the first quarter of 2005 compared to $11.8 million during the same quarter of 2004. The significant change occurred as a result of activity in loans originated for sale.

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

At March 31, 2005, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $70.0 million, of which $51.7 million had been borrowed. A portion of these lines provides funding for the operations of Citizens and ULTEA. At March 31, 2005, the borrowings on these lines for Citizens and ULTEA were $13.5 million and $14.9 million, respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2005, Heartland was in compliance with the covenants contained in the credit agreement.

RECENT REGULATORY DEVELOPMENTS

Effective April 11, 2005, the Board of Governors of the Federal Reserve System amended the risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards. The new regulations limit the amount of trust preferred securities (combined with all other restricted core capital elements) that a bank holding company may include as Tier 1 capital to 25% of the sum of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts in excess of the limits described above generally may be included in Tier 2 capital. The regulations also provide a transition period for bank holding companies to conform their capital structures to the revised quantitative limits. These limits will first become applicable to bank holding companies beginning on March 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland’s market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland’s assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Management does not believe that Heartland’s primary market risk exposures and how those exposures have been managed to-date in 2005 changed significantly when compared to 2004.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of March 31, 2005, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $229 thousand on March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective. There have been no significant changes in Heartland’s internal controls or in other factors that could significantly affect internal controls. There have been no changes in Heartland’s disclosure controls or internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, Heartland’s disclosure controls or internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended March 31, 2005, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05- 01/31/05	30,198	$20.58	30,198	$3,816,442
02/01/05- 02/28/05	31,599	$20.49	31,599	$3,737,996
03/01/05- 03/31/05	25,900	$19.93	25,900	$3,660,239
Total:	87,697	$20.36	87,697	N/A

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
--------------------
By: Lynn B. Fuller
President

Principal Financial and Accounting Officer
/s/ John K. Schmidt
--------------------
By: John K. Schmidt
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Dated: May 9, 2005