Form 10-Q
period 2005-06-30
HEARTLAND FINANCIAL USA INC
filed 2005-08-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 8, 2005, the Registrant had outstanding 16,414,171 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands, except per share data)
	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$75,720	$68,919
Federal funds sold and other short-term investments	9,291	4,830
Cash and cash equivalents	85,011	73,749
Time deposits in other financial institutions	-	1,178
Securities:
Trading, at fair value	488	521
Available for sale, at fair value (cost of $503,325 at June 30, 2005, and $547,585 at December 31, 2004)	507,497	552,763
Loans held for sale	50,329	32,161
Gross loans and leases:
Loans and leases	1,854,926	1,772,954
Allowance for loan and lease losses	(26,676)	(24,973)
Loans and leases, net	1,828,250	1,747,981
Assets under operating leases	41,045	35,188
Premises, furniture and equipment, net	88,440	79,353
Other real estate, net	1,611	425
Goodwill	35,398	35,374
Other intangible assets, net	9,568	10,162
Other assets	64,391	60,200
TOTAL ASSETS	$2,712,028	$2,629,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$329,577	$323,014
Savings	764,918	750,870
Time	957,918	909,962
Total deposits	2,052,413	1,983,846
Short-term borrowings	231,532	231,475
Other borrowings	211,654	196,193
Accrued expenses and other liabilities	34,183	41,759
TOTAL LIABILITIES	2,529,782	2,453,273
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,547,482 shares)	16,547	16,547
Capital surplus	40,329	40,446
Retained earnings	125,841	117,800
Accumulated other comprehensive income (loss)	2,451	2,889
Treasury stock at cost (148,012 shares at June 30, 2005, and 106,424 shares at December 31, 2004, respectively)	(2,922)	(1,900)
TOTAL STOCKHOLDERS’ EQUITY	182,246	175,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,712,028	$2,629,055

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
INTEREST INCOME:
Interest and fees on loans and leases	$32,596	$23,897	$62,584	$45,657
Interest on securities:
Taxable	3,567	2,698	7,098	6,306
Nontaxable	1,333	1,064	2,658	2,090
Interest on federal funds sold and other short-term investments	57	9	104	14
Interest on interest bearing deposits in other financial institutions	79	46	147	90
TOTAL INTEREST INCOME	37,632	27,714	72,591	54,157
INTEREST EXPENSE:
Interest on deposits	10,282	6,987	19,464	13,556
Interest on short-term borrowings	1,709	699	2,973	1,296
Interest on other borrowings	2,540	2,741	5,046	5,175
TOTAL INTEREST EXPENSE	14,531	10,427	27,483	20,027
NET INTEREST INCOME	23,101	17,287	45,108	34,130
Provision for loan and lease losses	1,636	991	3,000	2,347
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	21,465	16,296	42,108	31,783
NONINTEREST INCOME:
Service charges and fees	2,778	2,468	5,467	4,595
Trust fees	1,605	1,121	3,200	2,141
Brokerage commissions	255	350	478	628
Insurance commissions	129	158	266	382
Securities gains (losses), net	(20)	327	33	1,867
Gain (loss) on trading account securities	(26)	(10)	(8)	75
Rental income on operating leases	3,845	3,461	7,416	6,923
Gain on sale of loans	868	845	1,580	1,372
Valuation adjustment on mortgage servicing rights	(34)	186	(18)	113
Other noninterest income	640	682	1,341	1,213
TOTAL NONINTEREST INCOME	10,040	9,588	19,755	19,309
NONINTEREST EXPENSES:
Salaries and employee benefits	11,529	9,270	22,711	18,091
Occupancy	1,534	1,215	3,160	2,278
Furniture and equipment	1,542	1,325	2,909	2,452
Depreciation on equipment under operating leases	3,141	2,869	6,069	5,730
Outside services	1,888	1,471	3,816	2,972
FDIC deposit insurance assessment	69	61	139	112
Advertising	767	637	1,576	1,176
Core deposit premium amortization	237	144	507	232
Other noninterest expenses	2,752	2,220	5,323	4,185
TOTAL NONINTEREST EXPENSES	23,459	19,212	46,210	37,228
INCOME BEFORE INCOME TAXES	8,046	6,672	15,653	13,864
Income taxes	2,640	2,097	4,983	4,223
NET INCOME	$5,406	$4,575	$10,670	$9,641
EARNINGS PER COMMON SHARE-BASIC	$0.33	$0.29	$0.65	$0.63
EARNINGS PER COMMON SHARE - DILUTED	$0.32	$0.29	$0.64	$0.62
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2004	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net income			9,641			9,641
Unrealized loss on securities available for sale arising during the period				(7,840)		(7,840)
Reclassification adjustment for net security gains realized in net income				(1,867)		(1,867)
Unrealized loss on derivatives arising during the period, net of realized losses of $447				620		620
Income taxes				3,014		3,014
Comprehensive income						3,568
Cash dividends declared:
Common, $.16 per share			(2,423)			(2,423)
Purchase of 151,023 shares of common stock					(2,762)	(2,762)
Issuance of 1,440,404 shares of common stock	1,285	20,727			2,890	24,902
Balance at June 30, 2004	$16,547	$40,792	$109,802	$(1,279)	$(1,654)	$164,208

Balance at January 1, 2005	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net income			10,670			10,670
Unrealized loss on securities available for sale arising during the period				(973)		(973)
Reclassification adjustment for net security gains realized in net income				(33)		(33)
Unrealized gain on derivatives arising during the period, net of realized losses of $169				341		341
Income taxes				227		227
Comprehensive income						10,232
Cash dividends declared:
Common, $.16 per share			(2,629)			(2,629)
Purchase of 203,919 shares of common stock					(4,071)	(4,071)
Issuance of 162,332 shares of common stock		(359)			3,049	2,690
Commitments to issue common stock for restricted stock awards		242				242
Balance at June 30, 2005	$16,547	$40,329	$125,841	$2,451	$(2,922)	$182,246

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,670	$9,641
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	9,652	8,114
Provision for loan and lease losses	3,000	2,347
Provision for deferred taxes	(1,864)	1,017
Net amortization of premium on securities	1,524	1,685
Securities gains, net	(33)	(1,867)
Decrease in trading account securities	33	969
Loans originated for sale	(126,426)	(116,454)
Proceeds on sales of loans	109,838	101,306
Net gain on sales of loans	(1,580)	(1,372)
(Increase) decrease in accrued interest receivable	(1,284)	153
Increase (decrease) in accrued interest payable	534	(68)
Other, net	(8,712)	119
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(4,648)	5,590
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of time deposits	1,178	-
Proceeds from the sale of securities available for sale	18,100	100,968
Proceeds from the maturity of and principal paydowns on securities available for sale	76,822	51,725
Purchase of securities available for sale	(52,104)	(122,838)
Net increase in loans and leases	(83,462)	(85,740)
Increase in assets under operating leases	(11,926)	(7,379)
Capital expenditures	(11,976)	(13,375)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	-	2,171
Proceeds on sale of OREO and other repossessed assets	564	239
NET CASH USED BY INVESTING ACTIVITIES	(62,804)	(74,229)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	20,611	23,845
Net increase in time deposit accounts	47,956	27,548
Net increase in short-term borrowings	57	30,981
Proceeds from other borrowings	36,006	35,576
Repayments of other borrowings	(20,545)	(21,783)
Purchase of treasury stock	(4,071)	(2,762)
Proceeds from issuance of common stock	1,329	732
Dividends paid	(2,629)	(2,423)
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,714	91,714
Net increase in cash and cash equivalents	11,262	23,075
Cash and cash equivalents at beginning of year	73,749	71,869
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,011	$94,944
Supplemental disclosures:
Cash paid for income/franchise taxes	$5,660	$1,419
Cash paid for interest	$26,949	$19,339
Acquisitions:
Net assets acquired	$-	$19,961
Cash paid for purchase of stock	$-	$10,416
Cash acquired	-	12,590
Net cash received in acquisitions	$-	$2,174
Common stock issued for acquisitions	$-	$24,082

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

The financial information of Heartland included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended June 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005.

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2005 and 2004, are shown in the tables below:

	Three Months Ended
(Dollars in thousands)	6/30/05	6/30/04
Net income	$5,406	$4,575
Weighted average common shares outstanding for basic earnings per share (000’s)	16,420	15,597
Assumed incremental common shares issued upon exercise of stock options (000’s)	302	239
Weighted average common shares for diluted earnings per share (000’s)	16,722	15,836
Earnings per common share - basic	$0.33	$0.29
Earnings per common share - diluted	$0.32	$0.29

	Six Months Ended
(Dollars in thousands)	6/30/05	6/30/04
Net income	$10,670	$9,641
Weighted average common shares outstanding for basic earnings per share (000’s)	16,450	15,382
Assumed incremental common shares issued upon exercise of stock options (000’s)	304	243
Weighted average common shares for diluted earnings per share (000’s)	16,754	15,625
Earnings per common share - basic	$0.65	$0.63
Earnings per common share - diluted	$0.64	$0.62

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

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share date)	6/30/05	6/30/04	6/30/05	6/30/04
Net income as reported	$5,406	$4,575	$10,670	$9,641
Pro forma	5,406	4,568	10,460	9,441
Earnings per share - basic as reported	$0.33	$0.29	$.65	$.63
Pro forma	0.33	0.29	.64	.61
Earnings per share - diluted as reported	$0.32	$0.29	$.64	$.62
Pro forma	0.32	0.29	.62	.60

Effect of New Financial Accounting Developments

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement No. 123 (revised 2004) (123(R)), Share-Based Payment, issued by the Financial Accounting Standards Board (FASB).  In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard. Statement 123(R) is effective for fiscal years beginning after December 15, 2005. As required, effective January 1, 2006, Heartland plans to adopt Statement 123(R) using the “modified prospective” transition method.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (FAS 154), replacing APB Opinion No. 20, Accounting for Changes, and FAS 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and correction of errors. APB Opinion No. 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. FAS 154 is effective for fiscal years beginning after December 15, 2005. Heartland will adopt the provisions of FAS 154 on January 1, 2006.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2005, and December 31, 2004, are presented in the table below, in thousands:

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Core deposit intangibles	$9,217	$3,684	$9,217	$3,205
Mortgage servicing rights	4,402	1,237	4,257	1,005
Customer relationship intangible	917	47	917	19
Total	$14,536	$4,968	$14,391	$4,229
Unamortized intangible assets		$9,568		$10,162

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2005. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The valuation allowance on mortgage servicing rights was $57 thousand at June 30, 2005, and $39 thousand at December 31, 2004.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:
	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ended December 31, 2005	$479	$585	$28	$1,092

Year ended December 31,
2006	856	737	54	1,647
2007	787	614	53	1,454
2008	787	491	52	1,330
2009	704	368	50	1,122
2010	435	246	48	729
Thereafter	1,485	124	585	2,194

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

Net income for the second quarter ended June 30, 2005, was $5.4 million, or $0.32 per diluted share, compared to net income of $4.6 million, or $0.29 per diluted share, during the second quarter of 2004. Return on average equity was 12.12% and return on average assets was 0.81% for the second quarter of 2005, compared to 12.23% and 0.84%, respectively, for the same quarter in 2004.

For the first six months of 2005, net income was $10.7 million, or $0.64 per diluted share, compared to $9.6 million, or $0.62 per diluted share, for the same period in 2004. The year-to-date earnings during 2004 included securities gains of $1.9 million. Exclusive of securities gains, year-to-date 2005 pre-tax income increased $3.6 million or 30% over year-to-date 2004 pre-tax income. Return on average equity was 12.09% and return on average assets was 0.81% for the first six months of 2005, compared to 13.22% and 0.92%, respectively, for the same period in 2004.

A contributing factor to the improved earnings during 2005 compared to 2004 was the acquisition of Rocky Mountain Bank. Since this acquisition was completed on June 1, 2004, only one month of their earnings was included in Heartland’s earnings for the three- and six-month periods ended on June 30, 2004. Rocky Mountain Bank’s contribution to net income during the second quarter of 2005 was $527 thousand compared to $260 thousand during the second quarter of 2004. On a year-to-date basis, Rocky Mountain Bank’s contribution to net income was $984 thousand during 2005 and $260 thousand during 2004. The acquisition of Rocky Mountain Bank will continue to contribute to improved earnings as full integration into the Heartland community banking model proceeds during the remaining quarters of 2005. Conversion to our mainframe software was completed in April 2005, providing Rocky Mountain Bank the opportunity to offer enhanced products and services to its customer base. Costs associated with the full integration have been somewhat of a drag on earnings and should begin to diminish as the year proceeds.

Contributing to the improved earnings during the second quarter of 2005 was the $5.8 million or 34% growth in net interest income, due primarily to growth in earning assets. Average earning assets went from $1.95 billion during the second quarter of 2004 to $2.38 billion during the same quarter in 2005, a change of $436.0 million or 22%. Half of this change resulted from internal growth and the other half from the acquisition of Rocky Mountain Bank. Noninterest income improved by $452 thousand or 5% during the second quarter of 2005 compared to the same quarter in 2004. The categories experiencing improvement were service charges and fees, trust fees and rental income on operating leases. The increase in these categories was partially offset by the reduction experienced in securities gains and valuation adjustment on mortgage servicing rights. For the second quarter of 2005, noninterest expense increased $4.2 million or 22%, reflecting the inclusion of the costs related to the operations at Heartland’s most recent acquisitions, Rocky Mountain Bank and the Wealth Management Group of Colonial Trust Company. Additionally, Arizona Bank & Trust opened a second branch in May 2004 and a third branch in May 2005.

The improved earnings during the first six months of 2005 were primarily due to the $11.0 million or 32% growth in net interest income. Average earning assets for the six-month period increased from $1.86 billion during 2004 to $2.36 billion during 2005, with $274.2 million of the $491.3 million change attributable to Rocky Mountain Bank. Exclusive of securities gains, noninterest income for the six-month period improved $2.3 million or 13%, driven primarily by service charges and fees, trust fees and rental income on operating leases. Noninterest expense for the six-month period experienced an increase of $9.0 million or 24%, primarily due to costs associated with expansion efforts.

At June 30, 2005, total assets reached $2.71 billion, an increase of $83.0 million or 3% since year-end 2004. The majority of this growth occurred during the second quarter. Total loans and leases were $1.85 billion at June 30, 2005, an increase of $82.0 million or 5% since year-end 2004. Loan demand picked up during the second quarter of 2005 and management remains optimistic that it will continue during the remaining quarters of 2005. Total deposits at June 30, 2005, were $2.05 billion, an increase of $68.6 million or 3% since year-end 2004. Over 90% of this growth occurred during the second quarter. All deposit categories experienced growth. The time deposits category had the largest increase, $48.0 million or 5%. Of particular note is that $17.6 million of brokered deposits that matured during the first six months were replaced with time deposits from the local markets.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2005. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.03% during the second quarter of 2005 compared to 3.71% for the second quarter of 2004 and 3.97% for the first quarter of 2005. Net interest income totaled $23.1 million during the second quarter of 2005, an increase of $5.8 million or 34% from the $17.3 million recorded during the second quarter of 2004. Contributing to this increase was the 22% growth in average earning assets, of which half resulted from internal growth and the other half from the acquisition of Rocky Mountain Bank. Net interest income at Rocky Mountain Bank during the second quarter of 2005 was $3.6 million compared to the $1.1 million recorded during the one month of operations under Heartland’s umbrella during the second quarter of 2004.

For the first six months of 2005, net interest margin was 4.00% compared to 3.82% during the first six months of 2004. Net interest income totaled $45.1 million during the first six months of 2005, an increase of $11.0 million or 32% from the $34.1 million recorded during the same period in 2004. Again, this improvement resulted from the growth in average earning assets which increased from $1.86 billion during 2004 to $2.36 billion during 2005, with $274.2 million of the $491.3 million change attributable to Rocky Mountain Bank.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During 2005, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising rate environment. Should the current rising rate environment reverse, net interest income would likely decline. In order to mitigate the negative impact a downward movement in interest rates would have on net interest income, Heartland entered into an interest rate floor transaction on July 8, 2005, at a cost of $44 thousand. This two-year contract was acquired on prime at a strike level of 5.5% on a notional amount of $100.0 million. Changes in the fair market value of this hedge transaction will flow through Heartland’s income statement.

Interest income, on a tax-equivalent basis, in the second quarter of 2005 totaled $38.5 million compared to $28.4 million in the second quarter of 2004, an increase of $10.1 million or 36%. Rocky Mountain Bank’s portion of this interest income was $5.4 million during 2005 and $1.6 million during 2004. On a six-month comparative basis, interest income, on a tax-equivalent basis, was $74.2 million during 2005 and $55.4 million during 2004, an increase of $18.8 million or 34%. Rocky Mountain Bank’s portion of this interest income was $10.4 million during the first six months of 2005 and $1.6 million during the first six months of 2004. The increases in interest income resulted from the growth in earning assets, as well as, the changes that have occurred in the prime interest rate since the first quarter of 2004. A little over half of Heartland’s commercial and commercial real estate loan portfolio is comprised of variable-rate loans that change as the prime rate changes.

Interest expense for the second quarter of 2005 was $14.5 million compared to $10.4 million in the second quarter of 2004, an increase of $4.1 million or 39%. Rocky Mountain Bank’s portion of the interest expense was $1.6 million during the second quarter of 2005 and $484,000 during the second quarter of 2004. For the six-month period ended on June 30, interest expense was $27.5 million for 2005 and $20.0 million for 2004, an increase of $7.5 million or 37%. Rocky Mountain Bank’s portion of this interest expense was $3.1 million during 2005 and $484,000 during 2004. The increases in interest expense resulted from the growth in interest-bearing deposit accounts, as well as the rising rate environment. The federal funds rate has increased from 1.00% during the first quarter of 2004 to 3.00% during the second quarter of 2005. Rates on Heartland’s deposit accounts do not immediately reprice as a result of increases in the federal funds rate, but continual increases in the federal funds rate, as experienced during the last half of 2004 and the first six months of 2005, does place pressure on the rates paid on these products to maintain existing balances.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended June 30, 2005 and 2004 (Dollars in thousands)
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$408,720	$3,567	3.50%	$355,576	$2,698	3.05%
Nontaxable[1]	118,125	2,052	6.97	90,279	1,637	7.29
Total securities	526,845	5,619	4.28	445,855	4,335	3.91
Interest bearing deposits	7,574	79	4.18	5,861	46	3.16
Federal funds sold	8,508	57	2.69	3,296	9	1.10
Loans and leases:
Commercial and commercial real estate[1]	1,211,184	19,453	6.44	986,723	14,072	5.74
Residential mortgage	233,383	3,474	5.97	180,334	2,642	5.89
Agricultural and agricultural real estate[1]	228,259	3,993	7.02	187,422	3,094	6.64
Consumer	179,474	3,828	8.56	143,619	2,927	8.20
Direct financing leases, net	13,002	278	8.58	13,559	208	6.17
Fees on loans	-	1,681	-	-	1,020	-
Less: allowance for loan and lease losses	(26,496)	-	-	(20,906)	-	-
Net loans and leases	1,838,806	32,707	7.13	1,490,751	23,963	6.47
Total earning assets	2,381,733	38,462	6.48	1,945,763	28,353	5.86
NONEARNING ASSETS	298,702	-	-	254,814	-	-
TOTAL ASSETS	$2,680,435	$38,462	5.76%	$2,200,577	$28,353	5.18%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$754,578	$2,553	1.36%	$619,816	$1,266	0.82%
Time, $100,000 and over	196,886	1,500	3.06	147,569	944	2.57
Other time deposits	749,708	6,229	3.33	590,045	4,777	3.26
Short-term borrowings	234,301	1,709	2.93	201,690	699	1.39
Other borrowings	211,427	2,540	4.82	193,563	2,741	5.70
Total interest bearing liabilities	2,146,900	14,531	2.71	1,752,683	10,427	2.39
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	321,707	-	-	257,502	-	-
Accrued interest and other liabilities	32,934	-	-	39,996	-	-
Total noninterest bearing liabilities	354,641	-	-	297,498	-	-
STOCKHOLDERS’ EQUITY	178,894	-	-	150,396	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,680,435	$14,531	2.17%	$2,200,577	$10,427	1.91%
Net interest income[1]		$23,931			$17,926
Net interest income to total earning assets[1]			4.03%			3.71%
Interest bearing liabilities to earning assets	90.14%			90.08%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the six months ended June 30, 2005 and 2004 (Dollars in thousands)
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$412,730	$7,099	3.47%	$354,099	$6,306	3.58%
Nontaxable[1]	117,508	4,089	7.02	88,493	3,215	7.31
Total securities	530,238	11,188	4.25	442,592	9,521	4.33
Interest bearing deposits	7,274	147	4.08	5,452	90	3.32
Federal funds sold	8,183	104	2.56	2,668	14	1.06
Loans and leases:
Commercial and commercial real estate[1]	1,194,366	37,445	6.32	935,999	26,907	5.78
Residential mortgage	227,295	6,907	6.13	167,250	4,910	5.90
Agricultural and agricultural real estate[1]	224,372	7,634	6.86	177,421	5,819	6.60
Consumer	174,698	7,372	8.51	138,922	5,768	8.35
Direct financing leases, net	14,696	505	6.93	13,485	417	6.22
Fees on loans	-	2,894	-	-	1,959	-
Less: allowance for loan and lease losses	(25,920)	-	-	(19,881)	-	-
Net loans and leases	1,809,507	62,757	6.99	1,413,196	45,780	6.51
Total earning assets	2,355,202	74,196	6.35	1,863,908	55,405	5.98
NONEARNING ASSETS	296,690	-	-	238,589	-	-
TOTAL ASSETS	$2,651,892	$74,196	5.64%	$2,102,497	$55,405	5.30%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$752,642	$4,593	1.23%	$594,220	$2,433.82%
Time, $100,000 and over	181,686	2,687	2.98	142,183	1,791	2.53
Other time deposits	747,583	12,184	3.29	566,361	9,332	3.31
Short-term borrowings	231,781	2,973	2.59	185,528	1,296	1.40
Other borrowings	207,022	5,046	4.92	188,536	5,175	5.52
Total interest bearing liabilities	2,120,714	27,483	2.61	1,676,828	20,027	2.40
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	318,507	-	-	241,941	-	-
Accrued interest and other liabilities	34,686	-	-	37,081	-	-
Total noninterest bearing liabilities	353,193	-	-	279,022	-	-
STOCKHOLDERS’ EQUITY	177,985	-	-	146,647	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,651,892	$27,483	2.09%	$2,102,497	$20,027	1.92%
Net interest income[1]		$46,713			$35,378
Net interest income to total earning assets[1]			4.00%			3.82%
Interest bearing liabilities to earning assets	90.04%			89.96%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during the second quarter of 2005 was $1.6 million, an increase of $645 thousand or 65% when compared to the same quarter of 2004. During the first six months of 2005, the provision for loan losses was $3.0 million, an increase of $653 thousand or 28%. These increases resulted primarily from the loan growth experienced during those periods along with an increase in nonperforming loans. During its first full month of operation as a Heartland bank subsidiary in 2004, Rocky Mountain Bank recorded no provision for loan losses. During 2005, provision for loan losses recorded at Rocky Mountain Bank was $93 thousand for the second quarter and $218 thousand for the first six months of the year. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

	Three Months Ended
	June 30, 2005	June 30, 2004	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$2,778	$2,468	$310	12.56%
Trust fees	1,605	1,121	484	43.18
Brokerage commissions	255	350	(95)	(27.14)
Insurance commissions	129	158	(29)	(18.35)
Securities gains (losses), net	(20)	327	(347)	(106.12)
Gain (loss) on trading account securities	(26)	(10)	(16)	160.00
Rental income on operating leases	3,845	3,461	384	11.10
Gain on sale of loans	868	845	23	2.72
Valuation adjustment on mortgage servicing rights	(34)	186	(220)	(118.28)
Other noninterest income	640	682	(42)	(6.16)
TOTAL NONINTEREST INCOME	$10,040	$9,588	$452	4.71%

	Six Months Ended
	June 30, 2005	June 30, 2004	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$5,467	$4,595	$872	18.98%
Trust fees	3,200	2,141	1,059	49.46
Brokerage commissions	478	628	(150)	(23.89)
Insurance commissions	266	382	(116)	(30.37)
Securities gains, net	33	1,867	(1,834)	(98.23)
Gain (loss) on trading account securities	(8)	75	(83)	(110.67)
Rental income on operating leases	7,416	6,923	493	7.12
Gain on sale of loans	1,580	1,372	208	15.16
Valuation adjustment on mortgage servicing rights	(18)	113	(131)	(115.93)
Other noninterest income	1,341	1,213	128	10.55
TOTAL NONINTEREST INCOME	$19,755	$19,309	$446	2.31%

Noninterest income increased $452 thousand or 5% during the second quarter of 2005 when compared to the same quarter in 2004. Exclusive of securities gains, noninterest income increased $799 thousand or 9% for the quarters under comparison. On a year-to-date comparative basis, noninterest income increased $446 thousand or 2%. Exclusive of securities gains, noninterest income increased $2.3 million or 13% during the first six months of 2005 compared to the same six months in 2004. During both periods under review, the categories experiencing the most significant growth were service charges and fees, trust fees and rental income on operating leases. The increases in these categories were partially offset by reductions experienced in securities gains and valuation adjustments on mortgage servicing rights. Rocky Mountain Bank recorded $198 thousand in noninterest income during its first month of operations under the Heartland umbrella of community banks. Rocky Mountain Bank recorded noninterest income of $575 thousand during the second quarter of 2005 and $1.1 million during the first six months of 2005.

Service charges and fees increased $310 thousand or 13% during the quarters under comparison. On a six-month comparative basis, service charges and fees increased $872 thousand or 19%. During 2004, Rocky Mountain Bank recorded service charges and fees of $132 thousand during it first month of operations as a Heartland bank subsidiary. During 2005, Rocky Mountain Bank recorded service charges and fees of $328 thousand for the quarter and $620 thousand for the six-month period ended June 30, 2005. Included in this category are service charges on deposit products, which increased $99 thousand or 7% for the quarters and $281 thousand or 11% for the six-month periods under comparison, primarily as a result of the activity at Rocky Mountain Bank. Also included in this category are service fees collected on loans Heartland sold with servicing retained. These servicing fees increased $154 thousand or 26% for the quarters under comparison and $303 thousand or 26% for the six-month periods under comparison, with no significant impact resulting from the Rocky Mountain Bank acquisition. Fees generated by activity on Heartland’s ATM network increased $106 thousand or 38% during the quarters and $142 thousand or 25% during the six-month periods under comparison. Partially offsetting the increases in the above mentioned categories of service charges and fees, was a reduction in the amount of fees generated by HTLF Capital Corp., our investment banking subsidiary formed in April of 2003. Fees recorded at HTLF Capital Corp. were $15 thousand during the second quarter of 2005 compared to $178 thousand during the same quarter of 2004. On a six-month comparative basis, the fees generated by HTLF Capital Corp. were $123 thousand during 2005 and $212 thousand during 2004. Fees at HTLF Capital Corp. are recorded when transactions close and, as a result, can vary significantly from any one reporting period to the next.

Trust fees improved $484 thousand or 43% during the second quarter of 2005 and $1.1 million or 49% for the first six months of 2005. Additional fees generated by the accounts acquired from the Wealth Management Group of Colonial Trust Company on August 31, 2004, totaled $379 thousand for the second quarter of 2005 and $704 thousand for the six-month period ended on June 30, 2005.

Rental income on operating leases increased $384 thousand or 11% during the quarters under comparison and $493 thousand or 7% during the six-month periods under comparison as a result of activity at Heartland’s fleet management subsidiary, ULTEA, Inc.

During the second quarter of 2005, $20 thousand in securities losses was recorded compared to $327 thousand in securities gains during the same period in 2004. On a six-month comparative basis, securities gains totaled $33 thousand during 2005 and $1.9 million during 2004. Nearly $1.0 million of the gains recorded during the first quarter of 2004 were due to the active management of our bond portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields.

Valuation adjustments on mortgage servicing rights experienced increases in the valuation allowance of $34 thousand during the second quarter of 2005 and $18 thousand during the first six months of 2005. During the corresponding three- and six-month periods in 2004, decreases in the valuation allowance were recorded in the amounts of $186 thousand and $113 thousand, respectively. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At June 30, 2005, the remaining valuation allowance totaled $57 thousand.

NONINTEREST EXPENSE

	Three Months Ended
	June 30, 2005	June 30, 2004	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$11,529	$9,270	$2,259	24.37%
Occupancy	1,534	1,215	319	26.26
Furniture and equipment	1,542	1,325	217	16.38
Depreciation on equipment under operating leases	3,141	2,869	272	9.48
Outside services	1,888	1,471	417	28.35
FDIC deposit insurance assessment	69	61	8	13.11
Advertising	767	637	130	20.41
Core deposit premium amortization	237	144	93	64.58
Other noninterest expenses	2,752	2,220	532	23.96
TOTAL NONINTEREST EXPENSE	$23,459	$19,212	$4,247	22.11%

	Six Months Ended
	June 30, 2005	June 30, 2004	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$22,711	$18,091	$4,620	25.54%
Occupancy	3,160	2,278	882	38.72
Furniture and equipment	2,909	2,452	457	18.64
Depreciation on equipment under operating leases	6,069	5,730	339	5.92
Outside services	3,816	2,972	844	28.40
FDIC deposit insurance assessment	139	112	27	24.11
Advertising	1,576	1,176	400	34.01
Core deposit premium amortization	507	232	275	118.53
Other noninterest expenses	5,323	4,185	1,138	27.19
TOTAL NONINTEREST EXPENSE	$46,210	$37,228	$8,982	24.13%

For the second quarter of 2005, noninterest expense increased $4.2 million or 22%. On a year-to-date basis, noninterest expense increased $9.0 million or 24%. These increases reflected the inclusion of the costs related to the operations at the Heartland’s most recent acquisitions, Rocky Mountain Bank and the Wealth Management Group of Colonial Trust Company, completed during the second and third quarters of 2004. Additionally, Arizona Bank & Trust opened a second branch in May 2004 and a third branch in May 2005. Noninterest expense at Rocky Mountain Bank totaled $3.3 million during the second quarter and $6.6 million during the first six months of 2005. During its one month of operations under Heartland’s umbrella in 2004, Rocky Mountain Bank recorded noninterest expense of $905 thousand.

Salaries and employee benefits, the largest component of noninterest expense, increased $2.3 million or 24% for the quarters under comparison and $4.6 million or 26% for the six months under comparison. This category made up more than 50% of the total increases in noninterest expense during the periods under comparison. Salaries and employee benefits at Rocky Mountain Bank totaled $1.5 million during the second quarter and $3.0 million during the first six months of 2005 compared to $441 thousand during the one month of operations under Heartland in 2004. In addition to the acquisitions of Rocky Mountain Bank and the trust operations in Arizona, the increase in salaries and employee benefits expense was attributable to additional staffing at the holding company to provide support services to the growing number of bank subsidiaries and the opening of Arizona Bank & Trust’s second and third branch locations in Chandler and Phoenix, Arizona. Additionally, merit increases for all salaried employees are made on January 1 of each year. Total full-time equivalent employees increased to 884 at quarter-end 2005 from 825 at quarter-end 2004. Included in these totals were the full-time equivalent employees at Rocky Mountain Bank of 127 at quarter-end 2004 and 118 at quarter-end 2005. The acquired trust operations in Arizona was responsible for 13 full-time equivalent employees as of quarter-end 2005. Another factor contributing to the increased salaries and employee benefits during the second quarter of 2005 was compensation expense associated with restricted stock awards granted under the 2005 Long-Term Incentive Plan approved at Heartland’s annual stockholders’ meeting held this May, which totaled $242 thousand and related to the six-month period ended on June 30, 2005.

Occupancy and furniture and equipment expense, in aggregate, increased $536 thousand or 21% for the quarters under comparison and $1.3 million or 28% for the six-month periods under comparison. These increases were primarily the result of the expansion efforts and the completion of Heartland’s operations center in Dubuque, Iowa last summer. Rocky Mountain Bank incurred $478 thousand of these expenses during the second quarter of 2005 and $940 thousand during the six-month period of 2005. During 2004, these expenses totaled $157 thousand during the one month of operations at Rocky Mountain Bank as a Heartland bank subsidiary.

Depreciation on equipment under operating leases increased $272 thousand or 9% during the quarters under comparison and $339 thousand or 6% during the six months under comparison as a result of activity at Heartland’s fleet management subsidiary, ULTEA, Inc.

Fees for outside services increased by $417 thousand or 28% for the quarters under comparison and $844 thousand or 28% for the six months under comparison. Rocky Mountain Bank recorded fees for outside services of $351 thousand during the second quarter of 2005 and $769 thousand during the six-month period of 2005. These same fees were $149 thousand at Rocky Mountain Bank during its first month of operations as a Heartland bank subsidiary.

Other noninterest expenses increased $532 thousand or 24% for the quarters under comparison with $280 thousand attributable to the increase in other noninterest expenses recorded at Rocky Mountain Bank during the comparable second quarters of 2005. On a six-month comparative basis, other noninterest expense increased $1.1 million or 27% with $614 thousand of the increase attributable to the increase at Rocky Mountain Bank.

INCOME TAX EXPENSE

Income tax expense for the second quarter of 2005 increased $543 thousand or 26% when compared to the same period in 2004, resulting in an effective tax rate of 32.81% for 2005 compared to 31.43% for 2004. Income tax expense for the first six months of 2005 increased $760 thousand or 18% when compared to the same period in 2004. Heartland’s effective tax rate for the six-month comparative period was 31.83% for 2005 compared to 30.46% for 2004. The lower effective rates during 2004 were the result of anticipated federal historic rehabilitation tax credits and low-income housing tax credits totaling $840 thousand for the year. During the year 2005, these credits are anticipated to total $436 thousand. The tax-equivalent adjustment for tax-exempt interest income was $830 thousand during the second quarter of 2005 compared to $639 thousand during the same quarter in 2004. On a year-to-date comparative basis, the tax-equivalent adjustment for tax-exempt interest income was $1.6 million during 2005 and $1.2 million during 2004.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $1.85 billion at June 30, 2005, an increase of $82.0 million or 5% since year-end 2004. Loan demand picked up during the second quarter of 2005. Our lending officers continue to build their loan pipelines and the anticipated addition of new branches during the remainder of this year lead us to believe we should achieve $200 million in loan growth for the year. All the banks experienced loan growth during the first six months of 2005, with the major contributors being Dubuque Bank and Trust Company, Galena State Bank and Trust Company and Arizona Bank & Trust. All the loan categories experienced some growth during the first six months of 2005.

The commercial and commercial real estate loan portfolio increased $37.3 million or 3% during the first six months of 2005. Nearly 80% of this growth was the result of additional loans at Dubuque Bank and Trust Company and Galena State Bank and Trust Company.

Agricultural and agricultural real estate loans grew $13.7 million or 6% during the first six months of 2005, primarily as a result of seasonal advances and the continued calling efforts at Dubuque Bank and Trust Company and Rocky Mountain Bank.

The residential mortgage loan portfolio experienced an increase of $14.5 million or 7%. Half of this growth was the result of construction financing on residential property by Arizona Bank & Trust. The remaining portion of the growth occurred at Dubuque Bank and Trust Company, Wisconsin Community Bank and New Mexico Bank & Trust. We do not anticipate continued growth in our residential mortgage loan portfolio, as many of the loans made, especially the 15- and 30-year fixed-rate loans, are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers with the excellent service they expect.

Consumer loans increased $14.8 million or 9% during the first six months of 2005. Home equity lines of credit and junior lien financing at Arizona Bank & Trust and Rocky Mountain Bank made up $7.9 million or 53% of this growth. Citizens Finance Co. experienced $4.6 million growth in consumer loans outstanding since year-end 2004, due primarily to the opening of an office in Crystal Lake, Illinois, on December 24, 2004.

The table below presents the composition of the loan portfolio as of June 30, 2005, and December 31, 2004.

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,199,450	64.55%	$1,162,103	65.43%
Residential mortgage	227,377	12.24	212,842	11.98
Agricultural and agricultural real estate	231,548	12.46	217,860	12.26
Consumer	181,907	9.79	167,109	9.41
Lease financing, net	17,922	0.96	16,284	0.92
Gross loans and leases	1,858,204	100.00%	1,776,198	100.00%
Unearned discount	(1,784)		(1,920)
Deferred loan fees	(1,494)		(1,324)
Total loans and leases	1,854,926		1,772,954
Allowance for loan and lease losses	(26,676)		(24,973)
Loans and leases, net	$1,828,250		$1,747,981

Loans held for sale increased $18.2 million or 56% since year-end 2004. Half of this increase was the result of additional variable-rate commercial and commercial real estate loans at Wisconsin Community Bank structured to qualify under the United States Small Business Administration’s Certified Development Company (504) Loan Program. The remainder of the growth in loans held for sale was in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market.

The process utilized by Heartland to determine the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of this report.

The allowance for loan and lease losses increased by $1.7 million or 7% during the first six months of 2005. The allowance for loan and lease losses at June 30, 2005, was 1.44% of loans and 179% of nonperforming loans, compared to 1.41% of loans and 252% of nonperforming loans at December 31, 2004. A majority of the increase in the allowance for loan and lease losses was the result of provision associated with the loan growth experienced.

Nonperforming loans increased to $14.9 million or 0.80% of total loans and leases compared to $9.9 million or 0.56% of total loans and leases at December 31, 2004. Contributing to this increase was a $3.4 million loan at Rocky Mountain Bank. The overall increase in nonperforming loans at Rocky Mountain Bank since acquisition was not unexpected as nearly all of these loans were identified as potential problem loans during due diligence. Because of the net realizable value of collateral, guarantees and other factors, anticipated losses on Heartland’s nonperforming loans, including those at Rocky Mountain Bank, are not expected to be significant and have been specifically provided for in the allowance for loan and lease losses.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30,
	2005	2004
Balance at beginning of period	$24,973	$18,490
Provision for loan and lease losses	3,000	2,347
Recoveries on loans and leases previously charged off	799	543
Loans and leases charged off	(1,777)	(1,728)
Reclass for unfunded commitments to other liabilities	(319)	-
Additions related to acquisitions	-	4,249
Balance at end of period	$26,676	$23,901
Net charge offs to average loans and leases	0.05%	0.08%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of June 30,		As of December 31,
	2005	2004	2004	2003
Nonaccrual loans and leases	$14,523	$7,168	$9,837	$5,092
Loan and leases contractually past due 90 days or more	378	392	88	458
Total nonperforming loans and leases	14,901	7,560	9,925	5,550
Other real estate	1,611	433	425	599
Other repossessed assets	386	299	313	285
Total nonperforming assets	$16,898	$8,292	$10,663	$6,434
Nonperforming loans and leases to total loans and leases	0.80%	0.45%	0.56%	0.42%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 19% of total assets at June 30, 2005, and 21% of total assets at December 31, 2004. During the first six months of 2005, a portion of the proceeds from securities sales, paydowns and maturities was retained in short-term investments in anticipation of loan growth in the following quarters.

The table below presents the composition of the available for sale securities portfolio by major category as of June 30, 2005, and December 31, 2004.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$212,897	41.95%	$219,670	39.74%
Mortgage-backed securities	144,508	28.48	164,580	29.78
States and political subdivisions	128,005	25.22	123,624	22.36
Other securities	22,087	4.35	44,889	8.12
Total available for sale securities	$507,497	100.00%	$552,763	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at June 30, 2005, were $2.05 billion, an increase of $68.6 million or 3% since year-end 2004. Over 90% of this growth occurred during the second quarter. All deposit categories experienced growth. Consistent with prior years, demand deposits began to increase during the second quarter of the year after experiencing a decline during the first quarter of the year due to normal seasonal fluctuations that many banks experience. Heartland’s two newer de novo banks, New Mexico Bank & Trust and Arizona Bank & Trust have been the most successful at attracting new demand deposits. The time deposits category had the largest increase, $48.0 million or 5%. Except for Wisconsin Community Bank, all of Heartland’s subsidiary banks were able to increase deposits in this category. Of particular note is that $17.6 million of brokered deposits that matured during the first six months were replaced with time deposits from the local markets. During this period, New Mexico Bank & Trust was the only Heartland bank to experience growth in all deposit categories.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the six-month period ended June 30, 2005, the amount of short-term borrowings remained static at $231.5 million.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances declined from $169.5 million at year-end 2004 to $159.8 million at quarter-end 2005, a decrease of $9.7 million or 6%.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. Under these revolving credit lines, Heartland may borrow up to $70.0 million. At June 30, 2005, a total of $55.7 million was outstanding on these credit lines compared to $43.0 million on December 31, 2004. Additional borrowings were needed during the first six months of 2005 to provide funding for the growth at Citizens Finance Co., the purchase of additional assets for operating leases at ULTEA and treasury stock purchases.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings had increased $15.5 million or 8% since year-end 2004. Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. The following is a schedule of Heartland’s trust preferred offerings outstanding as of June 30, 2005:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$ 5,000,000	08/07/00	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	3.60% Over Libor	12/18/31	12/18/06
5,000,000	06/27/02	3.65% Over Libor	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08
25,000,000	3/17/04	2.75% Over Libor	3/17/34	3/17/09
$ 63,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at June 30, 2005, had increased to $139.6 million from $123.5 million at December 31, 2004. During the first quarter of 2005, $18.0 million of fixed-rate advances for an original term of ten years were obtained, a portion of which was to replace the $11.5 million in FHLB advances coming due in the following three months. Total FHLB borrowings at June 30, 2005, had an average rate of 3.95% and an average maturity of 3.13 years.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$197,386	9.20%	$187,424	9.23%
Tier 1 capital minimum requirement	85,814	4.00%	81,251	4.00%
Excess	$111,572	5.20%	$106,173	5.23%
Total capital	$229,280	10.69%	$219,839	10.82%
Total capital minimum requirement	171,628	8.00%	162,503	8.00%
Excess	$57,652	2.69%	$57,336	2.82%
Total risk-adjusted assets	$2,145,344		$2,031,286
Leverage Capital Ratios[2]
Tier 1 capital	$197,386	7.48%	$187,424	7.26%
Tier 1 capital minimum requirement[3]	105,533	4.00%	103,225	4.00%
Excess	$91,853	3.48%	$84,199	3.26%
Average adjusted assets (less goodwill and other intangible assets)	$2,638,317		$2,580,626

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which currently reflects an ownership percentage of 86%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investor in 2008.

Heartland had an incentive compensation agreement with certain employees of one of the bank subsidiaries, none of whom is an executive officer of Heartland, that required a total payment of $3.5 million to be made no later than February 29, 2004, to those who remained employed with the subsidiary on December 31, 2003. On January 1, 2000, one-third of the payment was made in cash and the remaining two-thirds in stock options on Heartland’s common stock exercisable in January 2005 and January 2006. The obligation was accrued over the performance period from January 1, 2000, to December 31, 2003.

During the remaining half of 2005 and first half of 2006, we plan to continue the expansion of our existing banks. In the West, we plan to add four branch locations in the Albuquerque/Santa Fe corridor under the New Mexico Bank & Trust umbrella, two branch locations in the Eastern Valley of the Phoenix area under the Arizona Bank & Trust umbrella and two branch locations in the state of Montana under the Rocky Mountain Bank franchise. Additionally, in the Midwest, we plan to add one branch location in Madison, Wisconsin under the Wisconsin Community Bank franchise and one branch location in the Rockford, Illinois market under the Riverside Community Bank umbrella. The addition of more branches in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States. Currently, our presence in the West comprises 36% of Heartland’s banking assets. Costs related to the construction of these facilities are anticipated to be approximately $18 million in the aggregate. A majority of these projects will not be completed until the last quarter of the year or the first quarter of 2006.

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

Net cash outflows from investing activities were $62.8 million during the first six months of 2005, compared to $74.2 million during the same six months of 2004. The majority of this change was a result of activities within the securities portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. During the first six months of 2005, a portion of the proceeds from securities sales, paydowns and maturities was retained in short-term investments in anticipation of loan growth in the following quarters.

Net cash provided by financing activities was $78.7 million during the first six months of 2005 compared to $91.7 million during same six months in 2004. The decrease in net cash provided by financing activities during 2005 was primarily a result of the March 17, 2004, issuance of $25.0 million in trust preferred securities. Heartland was not as aggressive in its pricing on time deposits during the first six months of 2004 when compared to the same period in 2005, as the trust preferred issuance provided excess funding in the short-term. During the first six months of 2005, there was a net increase in time deposit accounts of $48.0 million compared to $27.5 million during the first six months of 2004.

Total cash used by operating activities was $4.6 million during the first six months of 2005 compared to total cash provided by operating activities of $5.6 million during the same six months of 2004. Nearly half of this change was the result of vehicles held for sale at ULTEA.

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

At June 30, 2005, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $70.0 million, of which $55.7 million had been borrowed. A portion of these lines provides funding for the operations of Citizens and ULTEA. At June 30, 2005, the borrowings on these lines for Citizens and ULTEA were $10.0 million and $22.9 million, respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2005, Heartland was in compliance with the covenants contained in the credit agreement.

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

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland utilizes an interest rate swap contract to effectively convert a portion of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparty to the swap contract, which has been minimized by entering into the contract with a large, stable financial institution. As of June 30, 2005, Heartland had an interest rate swap contract to pay a fixed rate of interest and receive a variable rate of interest on $25.0 million of variable-rate indebtedness. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability in the amount of $225 thousand on June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective. There have been no significant changes in Heartland’s internal controls or in other factors that could significantly affect internal controls. There have been no changes in Heartland’s disclosure controls or internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, Heartland’s disclosure controls or internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended June 30, 2005, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
04/01/05- 04/30/05	17,050	$19.74	17,050	$3,354,464
05/01/05- 05/31/05	98,816	$19.65	98,816	$1,791,222
06/01/05- 06/30/05	356	$19.47	356	$2,077,464
Total:	116,222	$19.66	116,222	N/A

(1)
On October 19, 2004, Heartland’s board of directors increased the dollar value of its common stock that management is authorized to acquire and hold as treasury shares from $4.0 million to $5.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 18, 2005. At the meeting, James F. Conlan and Thomas L. Flynn were elected to serve as Class III directors (term expires in 2008). Continuing as Class I directors (term expires in 2006) are Lynn B. Fuller and John W. Cox, Jr. Continuing as Class II directors (term expires in 2007) are Mark C. Falb, John K. Schmidt and Ronald A. Larson. The stockholders approved the adoption of the Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan and the Heartland Financial USA, Inc. 2006 Employee Stock Purchase Plan. Additionally, the stockholders approved the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2005.

There were 16,494,483.535 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:

Election of Directors
	For	Withheld
James F. Conlan	14,141,894.429	229,140.566
Thomas L. Flynn	14,140,385.429	230,649.566

	For	Against	Abstain	Broker Non-Votes
Adoption of the Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan	12,270,792.474	512,821.284	1,587,421.237	2,123,448.540
Adoption of the Heartland Financial USA, Inc. 2006 Employee Stock Purchase Plan	12,530,644.402	279,050.670	1,561,339.923	2,123,448.540
Appointment of KPMG LLP	14,322,586.144	19,274.000	29,174.851	2,123,448.540

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

Dated: August 9, 2005