Form 10-Q
period 2005-09-30
HEARTLAND FINANCIAL USA INC
filed 2005-11-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

    Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐   No ☒

    Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 8, 2005, the Registrant had outstanding 16,349,692 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands, except per share data)
	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$60,814	$68,919
Federal funds sold and other short-term investments	10,139	4,830
Cash and cash equivalents	70,953	73,749
Time deposits in other financial institutions	-	1,178
Securities:
Trading, at fair value	486	521
Available for sale, at fair value (cost of $495,672 at September 30, 2005, and $547,585 at December 31, 2004)	497,568	552,763
Loans held for sale	47,987	32,161
Gross loans and leases:
Loans and leases	1,915,430	1,772,954
Allowance for loan and lease losses	(27,362)	(24,973)
Loans and leases, net	1,888,068	1,747,981
Assets under operating leases	40,222	35,188
Premises, furniture and equipment, net	91,087	79,353
Other real estate, net	1,532	425
Goodwill	35,398	35,374
Other intangible assets, net	9,354	10,162
Other assets	63,781	60,200
TOTAL ASSETS	$2,746,436	$2,629,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$349,763	$323,014
Savings	741,104	750,870
Time	992,592	909,962
Total deposits	2,083,459	1,983,846
Short-term borrowings	214,808	231,475
Other borrowings	229,653	196,193
Accrued expenses and other liabilities	33,338	41,759
TOTAL LIABILITIES	2,561,258	2,453,273
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,547,482 shares)	16,547	16,547
Capital surplus	40,305	40,446
Retained earnings	130,820	117,800
Accumulated other comprehensive income	1,031	2,889
Treasury stock at cost (179,321 shares at September 30, 2005, and 106,424 shares at December 31, 2004, respectively)	(3,525)	(1,900)
TOTAL STOCKHOLDERS’ EQUITY	185,178	175,782
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,746,436	$2,629,055

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
INTEREST INCOME:
Interest and fees on loans and leases	$34,975	$28,041	$97,559	$73,698
Interest on securities:
Taxable	3,329	3,248	10,427	9,554
Nontaxable	1,385	1,183	4,043	3,273
Interest on federal funds sold and other short-term investments	44	33	148	47
Interest on interest bearing deposits in other financial institutions	62	66	209	156
TOTAL INTEREST INCOME	39,795	32,571	112,386	86,728
INTEREST EXPENSE:
Interest on deposits	11,446	8,413	30,910	21,969
Interest on short-term borrowings	1,866	693	4,839	1,989
Interest on other borrowings	2,806	2,998	7,852	8,173
TOTAL INTEREST EXPENSE	16,118	12,104	43,601	32,131
NET INTEREST INCOME	23,677	20,467	68,785	54,597
Provision for loan and lease losses	1,395	1,053	4,395	3,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	22,282	19,414	64,390	51,197
NONINTEREST INCOME:
Service charges and fees	2,954	2,688	8,421	7,283
Trust fees	1,588	1,196	4,788	3,337
Brokerage commissions	185	213	663	841
Insurance commissions	129	174	395	556
Securities gains (losses), net	60	(61)	93	1,806
Gain (loss) on trading account securities	(3)	(32)	(11)	43
Rental income on operating leases	4,002	3,425	11,418	10,348
Gain on sale of loans	1,070	814	2,650	2,186
Valuation adjustment on mortgage servicing rights	24	(73)	6	40
Other noninterest income	1,134	337	2,475	1,550
TOTAL NONINTEREST INCOME	11,143	8,681	30,898	27,990
NONINTEREST EXPENSES:
Salaries and employee benefits	11,720	10,597	34,431	28,688
Occupancy	1,458	1,337	4,618	3,615
Furniture and equipment	1,620	1,423	4,529	3,875
Depreciation on equipment under operating leases	3,253	2,798	9,322	8,528
Outside services	2,015	2,026	5,831	4,998
FDIC deposit insurance assessment	65	65	204	177
Advertising	805	829	2,381	2,005
Core deposit premium amortization	254	257	761	489
Other noninterest expenses	3,000	3,361	8,323	7,546
TOTAL NONINTEREST EXPENSES	24,190	22,693	70,400	59,921
INCOME BEFORE INCOME TAXES	9,235	5,402	24,888	19,266
Income taxes	2,943	1,384	7,926	5,607
NET INCOME	$6,292	$4,018	$16,962	$13,659
EARNINGS PER COMMON SHARE-BASIC	$0.38	$0.24	$1.03	$0.87
EARNINGS PER COMMON SHARE - DILUTED	$0.38	$0.24	$1.01	$0.86
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2004	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net income			13,659			13,659
Unrealized gain on securities available for sale rising during the period				426		426
Reclassification adjustment for net security gains realized in net income				(1,806)		(1,806)
Unrealized gain on derivatives arising during the period, net of realized losses of $618				556		556
Income taxes				448		448
Comprehensive income						13,283
Cash dividends declared:
Common, $.24 per share			(3,729)			(3,729)
Purchase of 279,812 shares of common stock					(5,037)	(5,037)
Issuance of 1,452,382 shares of common stock	1,285	20,724			3,104	25,113
Balance at September 30, 2004	$16,547	$40,789	$112,514	$4,418	$(3,715)	$170,553

Balance at January 1, 2005	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net income			16,962			16,962
Unrealized loss on securities available for sale arising during the period				(3,189)		(3,189)
Reclassification adjustment for net security gains realized in net income				(93)		(93)
Unrealized gain on derivatives arising during the period, net of realized losses of $262				335		335
Income taxes				1,089		1,089
Comprehensive income						15,104
Cash dividends declared:
Common, $.24 per share			(3,942)			(3,942)
Purchase of 261,895 shares of common stock					(5,209)	(5,209)
Issuance of 188,999 shares of common stock		(502)			3,584	3,082
Commitments to issue common stock for restricted stock awards		361				361
Balance at September 30, 2005	$16,547	$40,305	$130,820	$1,031	$(3,525)	$185,178

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,962	$13,659
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	14,852	12,728
Provision for loan and lease losses	4,395	3,400
Provision for deferred taxes	(2,291)	386
Net amortization of premium on securities	2,354	2,948
Securities gains, net	(93)	(1,806)
Decrease in trading account securities	35	861
Loans originated for sale	(208,031)	(183,061)
Proceeds on sales of loans	194,855	177,194
Net gain on sales of loans	(2,650)	(2,186)
(Increase) in accrued interest receivable	(3,529)	(1,957)
Increase (decrease) in accrued interest payable	631	(104)
Other, net	(5,987)	(1,105)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,503	20,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of time deposits	1,178	-
Proceeds from the sale of securities available for sale	18,160	106,117
Proceeds from the maturity of and principal paydowns on securities available for sale	112,697	75,543
Purchase of securities available for sale	(81,128)	(186,712)
Net increase in loans and leases	(145,433)	(137,374)
Increase in assets under operating leases	(14,356)	(11,302)
Capital expenditures	(16,418)	(15,984)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	-	2,174
Net cash and cash equivalents paid in acquisition of trust assets		(2,125)
Proceeds on sale of OREO and other repossessed assets	2,103	260
NET CASH USED BY INVESTING ACTIVITIES	(123,197)	(169,403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	16,983	99,693
Net increase in time deposit accounts	82,630	104,270
Net decrease in short-term borrowings	(16,667)	(13,908)
Proceeds from other borrowings	59,731	42,993
Repayments of other borrowings	(26,271)	(53,599)
Purchase of treasury stock	(5,209)	(5,037)
Proceeds from issuance of common stock	1,643	947
Dividends paid	(3,942)	(3,729)
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,898	171,630
Net increase (decrease) in cash and cash equivalents	(2,796)	23,184
Cash and cash equivalents at beginning of year	73,749	71,869
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,953	$95,053
Supplemental disclosures:
Cash paid for income/franchise taxes	$9,127	$2,190
Cash paid for interest	$44,232	$31,479
Acquisitions:
Net assets acquired	$-	$19,961
Cash paid for purchase of stock	$-	$10,416
Cash acquired	-	12,590
Net cash received in acquisitions	$-	$2,174
Common stock issued for acquisitions	$-	$24,082

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

The financial information of Heartland included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended September 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004, are shown in the tables below:

	Three Months Ended
(Dollars in thousands)	9/30/05	9/30/04
Net income	$6,292	$4,018
Weighted average common shares outstanding for basic earnings per share (000’s)	16,399	16,420
Assumed incremental common shares issued upon exercise of stock options (000’s)	295	243
Weighted average common shares for diluted earnings per share (000’s)	16,694	16,663
Earnings per common share - basic	$0.38	$0.24
Earnings per common share - diluted	$0.38	$0.24

	Nine Months Ended
(Dollars in thousands)	9/30/05	9/30/04
Net income	$16,962	$13,659
Weighted average common shares outstanding for basic earnings per share (000’s)	16,432	15,707
Assumed incremental common shares issued upon exercise of stock options (000’s)	296	243
Weighted average common shares for diluted earnings per share (000’s)	16,728	15,950
Earnings per common share - basic	$1.03	$0.87
Earnings per common share - diluted	$1.01	$0.86

Stock-Based Compensation

Heartland applies APB Opinion No. 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options has been recognized in the financial statements. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, Heartland’s net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share date)	9/30/05	9/30/04	9/30/05	6/30/04
Net income as reported	$6,292	$4,018	$16,962	$13,659
Pro forma	6,292	4,018	16,752	13,459
Earnings per share - basic as reported	$0.38	$0.24	$1.03	$.87
Pro forma	0.38	0.24	1.01	.86
Earnings per share - diluted as reported	$0.38	$0.24	$1.01	$.86
Pro forma	0.38	0.24	1.00	.84

Derivative Financial Instruments

All derivatives are recognized on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivatives used to hedge the exposure to variability in expected future cash flows are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Heartland assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For derivatives not qualifying for hedge accounting, free-standing derivatives, all changes in the fair value are recorded on the income statement through noninterest income.

Heartland does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage Heartland’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of Statement 133 or are immaterial.

Effect of New Financial Accounting Developments

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement No. 123 (revised 2004) (123(R)), Share-Based Payment, issued by the Financial Accounting Standards Board (FASB).  In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard. Statement 123(R) is effective for fiscal years beginning after December 15, 2005. As required, effective January 1, 2006, Heartland plans to adopt Statement 123(R) using the “modified prospective” transition method. Statement 123(R) will have an impact on Heartland’s financial statements, but the extent of the impact has not yet been determined.

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

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2005, and December 31, 2004, are presented in the table below, in thousands:

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Core deposit intangibles	$9,217	$3,924	$9,217	$3,205
Mortgage servicing rights	4,538	1,333	4,257	1,005
Customer relationship intangible	917	61	917	19
Total	$14,672	$5,318	$14,391	$4,229
Unamortized intangible assets		$9,354		$10,162

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2005. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. The valuation allowance on mortgage servicing rights was $33 thousand at September 30, 2005, and $39 thousand at December 31, 2004.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ended December 31, 2005	$240	$243	$14	$497

Year ended December 31,
2006	856	846	54	1,756
2007	787	705	53	1,545
2008	787	564	52	1,403
2009	704	423	50	1,177
2010	435	282	49	766
Thereafter	1,484	142	584	2,210

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset whenever prime changes. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of September 30, 2005, the fair market value of this collar transaction was recorded as a liability of $69 thousand and was accounted for as a cash flow hedge.

Heartland also has an interest rate swap contract to effectively convert $25.0 million of its variable interest rate debt to fixed interest rate debt. Under this interest rate swap contract, Heartland pays a fixed interest rate of 4.35% and receives a variable interest rate at the average effective fed funds rate. Payments under the interest rate swap contract are made monthly. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as a liability of $23 thousand as of September 30, 2005, and was also accounted for as a cash flow hedge.

There was no ineffectiveness recognized on these two cash flow hedge transactions. All components of the derivative instrument’s gain or loss were included in the assessment of hedge effectiveness.

As of September 30, 2005, $45 thousand of the net unrealized loss on derivative instruments included in other comprehensive income was expected to be reclassified as a realized loss to interest expense during the remaining three months of the year.

Freestanding Derivatives

On July 8, 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.5% on a notional amount of $100.0 million. All changes in the fair market value of this hedge transaction flow through Heartland’s income statement under the other noninterest income category. During the third quarter of 2005, the fair market value on this derivative had decreased by $36 thousand. The fair market value of this floor contract was recorded as an asset of $8 thousand as of September 30, 2005, and was accounted for as a freestanding derivative.

By using derivatives, Heartland is exposed to credit risk if counterparties to derivative instruments do not perform as expected. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments.

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

Net income for the third quarter ended September 30, 2005, was $6.3 million, or $0.38 per diluted share, compared to net income of $4.0 million, or $0.24 per diluted share, during the third quarter of 2004. Return on average equity was 13.65% and return on average assets was 0.91% for the third quarter of 2005, compared to 9.65% and 0.64%, respectively, for the same quarter in 2004.

Contributing to the improved earnings during the third quarter of 2005 was the $3.2 million or 16% growth in net interest income, due primarily to growth in earning assets. Average earning assets went from $2.21 billion during the third quarter of 2004 to $2.44 billion during the same quarter in 2005, a change of $224.0 million or 10%. Noninterest income improved by $2.5 million or 28% during the third quarter of 2005 compared to the same quarter in 2004. The categories experiencing the largest increases were service charges and fees, trust fees, rental income on operating leases, and other noninterest income. For the third quarter of 2005, noninterest expense increased $1.5 million or 7%. The largest component of noninterest expense, salaries and employee benefits, was responsible for $1.1 million or 75% of the increase in noninterest expense during the quarters under comparison.

Net income for the first nine months of 2005 was $17.0 million, or $1.01 per diluted share, compared to $13.7 million, or $0.86 per diluted share, for the same period in 2004. Return on average equity was 12.62% and return on average assets was 0.84% for the first nine months of 2005, compared to 11.93% and 0.82%, respectively, for the same period in 2004.

A contributing factor to the improved earnings for the nine month period ended September 30, 2005, compared to the same period in 2004, was the acquisition of Rocky Mountain Bank. Since this acquisition was completed on June 1, 2004, only four months of their earnings were included in the 2004 results. Rocky Mountain Bank’s contribution to net income during the first nine months of 2005 was $1.8 million compared to $1.1 million during the four months of 2004.

The year-to-date earnings during 2004 included securities gains of $1.8 million. Exclusive of securities gains, year-to-date 2005 pre-tax income increased $7.3 million or 42% over year-to-date 2004 pre-tax income. The improved earnings during the first nine months of 2005 were primarily due to the $14.2 million or 26% growth in net interest income. Average earning assets for the nine-month period increased from $1.98 billion during 2004 to $2.38 billion during 2005, with $186.5 million of the $402.2 million change attributable to Rocky Mountain Bank. Exclusive of securities gains, noninterest income for the nine-month period improved $4.6 million or 18%, driven primarily by service charges and fees, trust fees, rental income on operating leases and other noninterest income. Noninterest expense for the nine-month period experienced an increase of $10.5 million or 17%, primarily due to costs associated with expansion efforts.

At September 30, 2005, total assets reached $2.75 billion, an increase of $117.4 million or 4% since year-end 2004. Total loans and leases were $1.92 billion at September 30, 2005, an increase of $142.5 million or 8% since year-end 2004. All five loan categories increased during the first nine months of 2005, with $92.3 million or 65 percent of the total loan growth in the commercial and commercial real estate category. Total deposits at September 30, 2005, were $2.08 billion, an increase of $99.6 million or 5% since year-end 2004. Demand deposits grew by $26.7 million or 8% and time deposits increased by $82.6 million or 9%. Of particular note is that all of the time deposit growth occurred in deposits from the local markets, as total brokered deposits remained consistent with the year-end balance of $141.1 million.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2005. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.99% during the third quarter of 2005 compared to 3.81% for the third quarter of 2004 and 4.03% for the second quarter of 2005. Net interest income on a tax-equivalent basis totaled $24.5 million during the third quarter of 2005, an increase of $3.3 million or 16% from the $21.2 million recorded during the third quarter of 2004. Contributing to this increase was the 10% growth in average earning assets.

For the first nine months of 2005, net interest margin was 4.00% compared to 3.82% during the first nine months of 2004. Net interest income totaled $71.2 million during the first nine months of 2005, an increase of $14.7 million or 26% from the $56.6 million recorded during the same period in 2004. Again, this improvement resulted from the $402.2 million or 20% growth in average earning assets.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During the remainder of 2005, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising rate environment. Should the current rising rate environment reverse, net interest income would likely decline. In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income, Heartland entered into an interest rate floor transaction on July 8, 2005, at a cost of $44 thousand. This two-year contract was acquired on prime at a strike level of 5.5% on a notional amount of $100.0 million. Changes in the fair market value of this hedge transaction flow through Heartland’s income statement in the other noninterest income section. During the third quarter of 2005, the fair market value on this derivative had decreased by $36 thousand.

On September 19, 2005, Heartland entered into an interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. This five-year contract was acquired with Heartland as the payer on prime at a cap strike rate of 9.00% and the counterparty as the payer on prime at a floor strike rate of 6.00%. The cost of this derivative transaction was $140 thousand. Management believes that this cash flow hedge transaction qualifies for hedge accounting treatment as prescribed under SFAS No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities.

Interest income, on a tax-equivalent basis, in the third quarter of 2005 totaled $40.6 million compared to $33.3 million in the third quarter of 2004, an increase of $7.3 million or 22%. On a nine-month comparative basis, interest income, on a tax-equivalent basis, was $114.8 million during 2005 and $88.7 million during 2004, an increase of $26.1 million or 29%. Rocky Mountain Bank’s portion of this interest income was $16.0 million during the first nine months of 2005 and $6.7 million during the four months of operations under the Heartland umbrella during 2004. The increases in interest income resulted from the growth in earning assets, as well as the changes that have occurred in the prime interest rate since the first quarter of 2004. Over half of Heartland’s commercial and commercial real estate loan portfolio is comprised of variable-rate loans that change as the prime rate changes.

Interest expense for the third quarter of 2005 was $16.1 million compared to $12.1 million in the third quarter of 2004, an increase of $4.0 million or 33%. For the nine-month period ended on September 30, interest expense was $43.6 million for 2005 and $32.1 million for 2004, an increase of $11.5 million or 36%. Rocky Mountain Bank’s portion of this interest expense was $4.8 million during 2005 and $1.9 million during 2004. The increases in interest expense resulted from the growth in interest-bearing deposit accounts, as well as the rising rate environment. The federal funds rate increased from 1.00% during the first quarter of 2004 to 3.75% during the third quarter of 2005. Rates on Heartland’s deposit accounts do not immediately reprice as a result of increases in the federal funds rate, but continual increases in the federal funds rate, as experienced during the last half of 2004 and throughout 2005, does place pressure on the rates paid on these products to maintain existing balances.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended September 30, 2005 and 2004 (Dollars in thousands)
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$390,530	$3,329	3.38%	$377,667	$3,248	3.42%
Nontaxable[1]	123,660	2,131	6.84	100,578	1,820	7.20
Total securities	514,190	5,460	4.26	478,245	5,068	4.22
Interest bearing deposits	6,470	62	3.80	7,720	66	3.40
Federal funds sold	5,108	44	3.42	8,735	33	1.50
Loans and leases:
Commercial and commercial real estate[1]	1,253,099	21,188	6.71	1,123,182	16,473	5.83
Residential mortgage	245,876	3,697	5.97	224,162	3,330	5.91
Agricultural and agricultural real estate[1]	236,249	4,154	6.98	222,300	3,642	6.52
Consumer	182,114	4,137	9.01	160,315	3,187	7.91
Direct financing leases, net	21,882	538	9.75	13,557	196	5.75
Fees on loans	-	1,351	-	-	1,302	-
Less: allowance for loan and lease losses	(27,052)	-	-	(24,267)	-	-
Net loans and leases	1,912,168	35,065	7.28	1,719,249	28,130	6.51
Total earning assets	2,437,936	40,631	6.61	2,213,949	33,297	5.98
NONEARNING ASSETS	309,695	-	-	290,300	-	-
TOTAL ASSETS	$2,747,631	$40,631	5.87%	$2,504,249	$33,297	5.29%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$757,885	$3,035	1.59%	$718,154	$1,591	0.88%
Time, $100,000 and over	218,204	1,811	3.29	162,899	1,044	2.55
Other time deposits	759,421	6,600	3.45	725,477	5,778	3.17
Short-term borrowings	237,297	1,866	3.12	172,597	693	1.60
Other borrowings	217,349	2,806	5.12	218,989	2,998	5.45
Total interest bearing liabilities	2,190,156	16,118	2.92	1,998,116	12,104	2.41
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	339,494	-	-	302,599	-	-
Accrued interest and other liabilities	35,075	-	-	37,916	-	-
Total noninterest bearing liabilities	374,569	-	-	340,515	-	-
STOCKHOLDERS’ EQUITY	182,906	-	-	165,618	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,747,631	$16,118	2.33%	$2,504,249	$12,104	1.92%
Net interest income[1]		$24,513			$21,193
Net interest income to total earning assets[1]			3.99%			3.81%
Interest bearing liabilities to earning assets	89.84%			90.25%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the nine months ended September 30, 2005 and 2004 (Dollars in thousands)
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$405,330	$10,427	3.44%	$361,956	$9,554	3.53%
Nontaxable[1]	119,558	6,221	6.96	92,521	5,036	7.27
Total securities	524,888	16,648	4.24	454,477	14,590	4.29
Interest bearing deposits	7,006	209	3.99	6,208	156	3.36
Federal funds sold	7,158	148	2.76	4,690	47	1.34
Loans and leases:
Commercial and commercial real estate[1]	1,213,944	58,633	6.46	998,394	43,378	5.80
Residential mortgage	233,488	10,604	6.07	186,220	8,239	5.91
Agricultural and agricultural real estate[1]	228,331	11,788	6.90	192,381	9,461	6.57
Consumer	177,170	11,509	8.69	146,053	8,958	8.19
Direct financing leases, net	17,092	1,043	8.16	13,509	613	6.06
Fees on loans	-	4,245	-	-	3,260	-
Less: allowance for loan and lease losses	(26,297)	-	-	(21,343)	-	-
Net loans and leases	1,843,728	97,822	7.09	1,515,214	73,909	6.52
Total earning assets	2,382,780	114,827	6.44	1,980,589	88,702	5.98
NONEARNING ASSETS	301,034	-	-	255,825	-	-
TOTAL ASSETS	$2,683,814	$114,827	5.72%	$2,236,414	$88,702	5.30%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$754,389	$7,628	1.35%	$635,531	$4,023.85%
Time, $100,000 and over	193,859	4,498	3.10	149,088	2,835	2.54
Other time deposits	751,529	18,784	3.34	619,400	15,111	3.26
Short-term borrowings	233,620	4,839	2.77	181,208	1,989	1.47
Other borrowings	210,464	7,852	4.99	198,697	8,173	5.49
Total interest bearing liabilities	2,143,861	43,601	2.72	1,783,924	32,131	2.41
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	325,503	-	-	262,160	-	-
Accrued interest and other liabilities	34,812	-	-	37,360	-	-
Total noninterest bearing liabilities	360,315	-	-	299,520	-	-
STOCKHOLDERS’ EQUITY	179,638	-	-	152,970	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,683,814	$43,601	2.17%	$2,236,414	$32,131	1.92%
Net interest income[1]		$71,226			$56,571
Net interest income to total earning assets[1]			4.00%			3.82%
Interest bearing liabilities to earning assets	89.97%			90.07%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during the third quarter of 2005 was $1.4 million, an increase of $342 thousand or 32% when compared to the same quarter of 2004. During the first nine months of 2005, the provision for loan losses was $4.4 million, an increase of $995 thousand or 29%. These increases resulted primarily from the loan growth experienced during those periods along with an increase in nonperforming loans. During its first full month of operation as a Heartland bank subsidiary in 2004, Rocky Mountain Bank recorded no provision for loan losses. During 2005, provision for loan losses recorded at Rocky Mountain Bank was $39 thousand for the third quarter and $257 thousand for the first nine months of the year. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

	Three Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$2,954	$2,688	$266	9.90%
Trust fees	1,588	1,196	392	32.78
Brokerage commissions	185	213	(28)	(13.15)
Insurance commissions	129	174	(45)	(25.86)
Securities gains (losses), net	60	(61)	121	198.36
Gain (loss) on trading account securities	(3)	(32)	29	90.63
Rental income on operating leases	4,002	3,425	577	16.85
Gain on sale of loans	1,070	814	256	31.45
Valuation adjustment on mortgage servicing rights	24	(73)	97	132.88
Other noninterest income	1,134	337	797	236.50
TOTAL NONINTEREST INCOME	$11,143	$8,681	$2,462	28.36%

	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$8,421	$7,283	$1,138	15.63%
Trust fees	4,788	3,337	1,451	43.48
Brokerage commissions	663	841	(178)	(21.17)
Insurance commissions	395	556	(161)	(28.96)
Securities gains, net	93	1,806	(1,713)	(94.85)
Gain (loss) on trading account securities	(11)	43	(54)	(125.58)
Rental income on operating leases	11,418	10,348	1,070	10.34
Gain on sale of loans	2,650	2,186	464	21.23
Valuation adjustment on mortgage servicing rights	6	40	(34)	(85.00)
Other noninterest income	2,475	1,550	925	59.68
TOTAL NONINTEREST INCOME	$30,898	$27,990	$2,908	10.39%

Noninterest income improved by $2.5 million or 28% during the third quarter of 2005 when compared to the same quarter in 2004. On a year-to-date comparative basis, noninterest income increased $2.9 million or 10%. Exclusive of securities gains, noninterest income increased $4.6 million or 18% during the first nine months of 2005 compared to the same nine months in 2004. During both periods, the categories experiencing the most significant growth were service charges and fees, trust fees, rental income on operating leases and other noninterest income. The increases in these categories were partially offset by the reduction experienced in securities gains. Rocky Mountain Bank recorded $841 thousand in noninterest income during its first four months of operations under the Heartland umbrella of community banks in 2004. During the first nine months of 2005, Rocky Mountain Bank recorded noninterest income of $1.7 million.

Service charges and fees increased $266 thousand or 10% during the quarters under comparison. On a nine-month comparative basis, service charges and fees increased $1.1 million or 16%. During 2004, Rocky Mountain Bank recorded service charges and fees of $520 thousand in its first four months of operations as a Heartland bank subsidiary. During 2005, Rocky Mountain Bank recorded service charges and fees of $951 thousand for the nine-month period ended September 30, 2005. Included in this category are service charges on deposit products, which decreased $70 thousand or 4% for the quarters, primarily as a result of reduced service charges on commercial checking accounts as the earnings credit rate increased and many of the balances in the accounts covered the activity charges. On a nine-month comparative basis, service charges on deposit products increased $210 thousand or 5%, primarily as a result of the activity at Rocky Mountain Bank. Also included in this category are service fees collected on loans Heartland sold with servicing retained. These servicing fees increased $180 thousand or 29% for the quarters under comparison and $483 thousand or 27% for the nine-month periods under comparison, with no significant impact resulting from the Rocky Mountain Bank acquisition. Fees generated by activity on Heartland’s ATM network increased $73 thousand or 22% during the quarters and $215 thousand or 24% during the nine-month periods under comparison. Partially offsetting the increases in the above mentioned categories of service charges and fees, was a reduction in the amount of fees generated by HTLF Capital Corp., our investment banking subsidiary formed in April of 2003. Fees recorded at HTLF Capital Corp. were $42 thousand during the third quarter of 2005 compared to $18 thousand during the same quarter of 2004. On a nine-month comparative basis, the fees generated by HTLF Capital Corp. were $165 thousand during 2005 and $230 thousand during 2004. Fees at HTLF Capital Corp. are recorded when transactions close and, as a result, can vary significantly from any one reporting period to the next.

Trust fees improved $392 thousand or 33% during the third quarter of 2005 and $1.5 million or 43% for the first nine months of 2005. Additional fees generated by the accounts acquired from the Wealth Management Group of Colonial Trust Company on August 31, 2004, totaled $337 thousand for the third quarter of 2005 and $1.0 million for the nine-month period ended on September 30, 2005.

Rental income on operating leases increased $577 thousand or 17% during the quarters under comparison and $1.1 million or 10% during the nine-month periods under comparison as a result of activity at ULTEA, Inc., Heartland’s fleet management subsidiary. Vehicles under operating lease at ULTEA, Inc. increased from 2,153 at September 30, 2004, to 2,502 at September 30, 2005.

During the third quarter of 2005, $60 thousand in securities gains was recorded compared to $61 thousand in securities losses during the same period in 2004. On a nine-month comparative basis, securities gains totaled $93 thousand during 2005 and $1.8 million during 2004. Nearly $1.0 million of the gains recorded during the first quarter of 2004 were due to the active management of our bond portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields.

The increase in other noninterest income during the third quarter of 2005 related primarily to a one-time event with the forgiveness of $500 thousand in debt as Heartland fulfilled the job creation requirements of its Community Development Block Grant Loan Agreement with the City of Dubuque.

NONINTEREST EXPENSE

	Three Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$11,720	$10,597	$1,123	10.60%
Occupancy	1,458	1,337	121	9.05
Furniture and equipment	1,620	1,423	197	13.84
Depreciation on equipment under operating leases	3,253	2,798	455	16.26
Outside services	2,015	2,026	(11)	(0.54)
FDIC deposit insurance assessment	65	65	-	-
Advertising	805	829	(24)	(2.90)
Core deposit premium amortization	254	257	(3)	(1.17)
Other noninterest expenses	3,000	3,361	(361)	(10.74)
TOTAL NONINTEREST EXPENSE	$24,190	$22,693	$1,497	6.60%

	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$34,431	$28,688	$5,743	20.02%
Occupancy	4,618	3,615	1,003	27.75
Furniture and equipment	4,529	3,875	654	16.88
Depreciation on equipment under operating leases	9,322	8,528	794	9.31
Outside services	5,831	4,998	833	16.67
FDIC deposit insurance assessment	204	177	27	15.25
Advertising	2,381	2,005	376	18.75
Core deposit premium amortization	761	489	272	55.62
Other noninterest expenses	8,323	7,546	777	10.30
TOTAL NONINTEREST EXPENSE	$70,400	$59,921	$10,479	17.49%

For the third quarter of 2005, noninterest expense increased $1.5 million or 7%. On a year-to-date basis, noninterest expense increased $10.5 million or 17%. These increases reflected the inclusion of the costs related to the operations at Heartland’s most recent acquisitions, Rocky Mountain Bank and the Wealth Management Group of Colonial Trust Company, completed during the second and third quarters of 2004. Noninterest expense at Rocky Mountain Bank totaled $3.8 million during its first four months of operations under Heartland’s umbrella in 2004 and $8.8 million during the first nine months of 2005.

Salaries and employee benefits, the largest component of noninterest expense, increased $1.1 million or 11% for the quarters under comparison and $5.7 million or 20% for the nine months under comparison. This category made up more than 50% of the total increases in noninterest expense during both of the periods under comparison. Salaries and employee benefits at Rocky Mountain Bank totaled $1.9 million during the four months under Heartland in 2004 and $4.4 million during the first nine months of 2005. In addition to the acquisitions of Rocky Mountain Bank and the trust operations in Arizona, the increase in salaries and employee benefits expense was attributable to additional staffing at the holding company to provide support services to the growing number of bank subsidiaries and the opening of branch operations at Arizona Bank & Trust, New Mexico Bank & Trust and Riverside Community. Total full-time equivalent employees increased to 894 at quarter-end 2005 from 838 at quarter-end 2004. Included in these totals were the full-time equivalent employees at Rocky Mountain Bank of 127 at quarter-end 2004 and 118 at quarter-end 2005. The acquired trust operations in Arizona was responsible for 13 full-time equivalent employees as of quarter-end 2005. Another factor contributing to the increased salaries and employee benefits during the second and third quarters of 2005 was compensation expense associated with restricted stock awards granted under the 2005 Long-Term Incentive Plan approved at Heartland’s annual stockholders’ meeting held this past May, which totaled $361 thousand.

Occupancy and furniture and equipment expense, in aggregate, increased $318 thousand or 12% for the quarters under comparison and $1.7 million or 22% for the nine-month periods under comparison. These increases were primarily the result of the expansion efforts and the completion of Heartland’s operations center in Dubuque, Iowa last summer. Rocky Mountain Bank incurred $592 thousand of these expenses during the four months of operations as a Heartland bank subsidiary in 2004 and $1.4 million during the nine-month period of 2005.

Depreciation on equipment under operating leases increased $455 thousand or 16% during the quarters under comparison and $794 thousand or 9% during the nine months under comparison. As previously mentioned, the number of vehicles under operating lease at ULTEA, Inc. increased from 2,153 at quarter-end 2004 to 2,502 at quarter-end 2005.

Fees for outside services increased by $833 thousand or 17% for the nine months under comparison. Rocky Mountain Bank recorded fees for outside services of $559 thousand during the four months of operations under Heartland during 2004 and $1.1 million during the nine-month period of 2005.

Other noninterest expenses decreased $361 thousand or 11% for the quarters under comparison. During the third quarter of 2004, the $959 thousand remaining unamortized issuance costs associated with $25.0 million of 9.60% Trust Preferred Securities redeemed on September 30, 2004, were expensed. On a nine-month comparative basis, other noninterest expense increased $777 thousand or 10%. Exclusive of the $959 thousand unamortized issuance costs, other noninterest expense increased $1.7 million or 26%, with $1.2 million of this increase attributable to the increase at Rocky Mountain Bank.

INCOME TAX EXPENSE

Income tax expense for the third quarter of 2005 increased $1.6 million or 113% when compared to the same period in 2004, resulting in an effective tax rate of 31.87% for 2005 compared to 25.62% for 2004. Income tax expense for the first nine months of 2005 increased $2.3 million or 41% when compared to the same period in 2004. Heartland’s effective tax rate for the nine-month comparative period was 31.85% for 2005 compared to 29.10% for 2004. The lower effective rates during 2004 were the result of anticipated federal historic rehabilitation tax credits and low-income housing tax credits totaling $990 thousand for the year. During the year 2005, these credits are anticipated to total $436 thousand. The tax-equivalent adjustment for tax-exempt interest income was $836 thousand during the third quarter of 2005 compared to $726 thousand during the same quarter in 2004. On a year-to-date comparative basis, the tax-equivalent adjustment for tax-exempt interest income was $2.4 million during 2005 and $2.0 million during 2004.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $1.92 billion at September 30, 2005, an increase of $142.5 million or 8% since year-end 2004. Loan demand continued during the third quarter of 2005 and management remains optimistic that it will continue through year-end 2005. All of Heartland’s subsidiary banks experienced loan growth since year-end 2004, with the major contributors being Dubuque Bank and Trust Company, Galena State Bank and Trust Company, Arizona Bank & Trust and New Mexico Bank & Trust. All five loan categories increased during the first nine months of 2005, with $92.3 million or 65% of the total loan growth in the commercial and commercial real estate category.

The table below presents the composition of the loan portfolio as of September 30, 2005, and December 31, 2004.

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,254,404	65.37%	$1,162,103	65.43%
Residential mortgage	226,124	11.79	212,842	11.98
Agricultural and agricultural real estate	233,948	12.19	217,860	12.26
Consumer	181,950	9.48	167,109	9.41
Lease financing, net	22,454	1.17	16,284	0.92
Gross loans and leases	1,918,880	100.00%	1,776,198	100.00%
Unearned discount	(1,768)		(1,920)
Deferred loan fees	(1,682)		(1,324)
Total loans and leases	1,915,430		1,772,954
Allowance for loan and lease losses	(27,362)		(24,973)
Loans and leases, net	$1,888,068		$1,747,981

Additionally, loans held for sale increased $15.8 million or 49% since year-end 2004. Half of this increase was the result of additional variable-rate commercial and commercial real estate loans at Wisconsin Community Bank structured to qualify under the United States Small Business Administration’s Certified Development Company (504) Loan Program. The remainder of the growth in loans held for sale was in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market.

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

The allowance for loan and lease losses increased by $2.4 million or 10% during the first nine months of 2005. The allowance for loan and lease losses at September 30, 2005, was 1.43% of loans and 182% of nonperforming loans, compared to 1.41% of loans and 252% of nonperforming loans at December 31, 2004. The increase in the allowance for loan and lease losses was the result of provision associated with loan growth and an increase in nonperforming loans.

Nonperforming loans increased to $15.0 million or 0.78% of total loans and leases compared to $9.9 million or 0.56% of total loans and leases at December 31, 2004. Contributing to this increase was a $3.4 million loan at Rocky Mountain Bank. The overall increase in nonperforming loans at Rocky Mountain Bank since acquisition was not unexpected as nearly all of these loans were identified as potential problem loans during due diligence. Because of the net realizable value of collateral, guarantees and other factors, anticipated losses on Heartland’s nonperforming loans, including those at Rocky Mountain Bank, are not expected to be significant and have been specifically provided for in the allowance for loan and lease losses.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2005	2004
Balance at beginning of period	$24,973	$18,490
Provision for loan and lease losses	4,395	3,400
Recoveries on loans and leases previously charged off	883	853
Loans and leases charged off	(2,570)	(2,472)
Reclass for unfunded commitments to other liabilities	(319)	-
Additions related to acquisitions	-	4,249
Balance at end of period	$27,362	$24,520
Net charge offs to average loans and leases	0.09%	0.11%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of September 30,		As of December 31,
	2005	2004	2004	2003
Nonaccrual loans and leases	$14,552	$10,205	$9,837	$5,092
Loan and leases contractually past due 90 days or more	470	491	88	458
Total nonperforming loans and leases	15,022	10,696	9,925	5,550
Other real estate	1,532	361	425	599
Other repossessed assets	488	321	313	285
Total nonperforming assets	$17,042	$11,378	$10,663	$6,434
Nonperforming loans and leases to total loans and leases	0.78%	0.62%	0.56%	0.42%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 18% of total assets at September 30, 2005, and 21% of total assets at December 31, 2004. During the first nine months of 2005, a portion of the proceeds from securities paydowns, maturities and sales was retained in short-term investments in anticipation of loan growth in the following quarters.

Unrealized losses in the debt securities portfolio are the result of changes in interest rates and are not related to credit downgrades of the securities. Therefore, Heartland has deemed the impairment as temporary.

The table below presents the composition of the available for sale securities portfolio by major category as of September 30, 2005, and December 31, 2004.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$211,667	42.54%	$219,670	39.74%
Mortgage-backed securities	133,044	26.74	164,580	29.78
States and political subdivisions	130,384	26.20	123,624	22.36
Other securities	22,473	4.52	44,889	8.12
Total available for sale securities	$497,568	100.00%	$552,763	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at September 30, 2005, were $2.08 billion, an increase of $99.6 million or 5% since year-end 2004. Growth in deposits continued during the third quarter of 2005. Heartland’s two newer de novo banks, New Mexico Bank & Trust and Arizona Bank & Trust have been the most successful at attracting demand deposits. Also, experiencing growth in demand deposits since year-end 2004 were Rocky Mountain Bank, Riverside Community Bank and First Community Bank. The time deposits category had the largest increase, $82.6 million or 9%. Except for Wisconsin Community Bank and First Community Bank, all of Heartland’s subsidiary banks were able to increase deposits in this category. Of particular note is that all this growth occurred in deposits from the local markets as total brokered deposits remained consistent with the year-end balance of $141.1 million. The only banks to experience growth in all deposit categories during the first nine months of 2005 were New Mexico Bank & Trust, Arizona Bank & Trust and Rocky Mountain Bank.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. Over the nine-month period ended September 30, 2005, the amount of short-term borrowings decreased by $16.7 million or 7%.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. Repurchase agreement balances declined from $169.5 million at year-end 2004 to $145.7 million at quarter-end 2005, a decrease of $23.8 million or 14%.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. Under these revolving credit lines, Heartland may borrow up to $70.0 million. At September 30, 2005, a total of $58.0 million was outstanding on these credit lines compared to $43.0 million on December 31, 2004. Additional borrowings were needed during the first nine months of 2005 to provide funding for the growth at Citizens Finance Co., the purchase of additional assets for operating leases at ULTEA and treasury stock purchases.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings increased $33.5 million or 17% since year-end 2004. Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. The following is a schedule of Heartland’s trust preferred offerings outstanding as of September 30, 2005:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$ 5,000,000	08/07/00	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	3.60% Over Libor	12/18/31	12/18/06
5,000,000	06/27/02	3.65% Over Libor	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08
25,000,000	3/17/04	2.75% Over Libor	3/17/34	3/17/09
$ 63,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at September 30, 2005, had increased to $159.2 million from $123.5 million at December 31, 2004. Total FHLB borrowings at September 30, 2005, had an average rate of 3.95% and an average maturity of 3.13 years.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$203,610	9.23%	$187,424	9.23%
Tier 1 capital minimum requirement	88,273	4.00%	81,251	4.00%
Excess	$115,337	5.23%	$106,173	5.23%
Total capital	$234,783	10.64%	$219,839	10.82%
Total capital minimum requirement	176,545	8.00%	162,503	8.00%
Excess	$58,238	2.64%	$57,336	2.82%
Total risk-adjusted assets	$2,206,814		$2,031,286
Leverage Capital Ratios[2]
Tier 1 capital	$203,610	7.53%	$187,424	7.26%
Tier 1 capital minimum requirement[3]	108,230	4.00%	103,225	4.00%
Excess	$95,380	3.53%	$84,199	3.26%
Average adjusted assets (less goodwill and other intangible assets)	$2,705,762		$2,580,626

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado and its hopes to use this office as a springboard to opening a full-service state chartered bank in this market during the second quarter of 2006. The capital structure of this new bank, to be named Summit Bank & Trust, is anticipated to be very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment would be $12.0 million, or 80% of the targeted $15.0 million initial capital. All minority stockholders will enter into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening.

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

During the last quarter of 2005 and first half of 2006, we plan to continue the expansion of our existing banks. In the West, we plan to add four branch locations in the Albuquerque/Santa Fe corridor under the New Mexico Bank & Trust umbrella, two branch locations in the Eastern Valley of the Phoenix area under the Arizona Bank & Trust umbrella and two branch locations in the state of Montana under the Rocky Mountain Bank franchise. Additionally, in the Midwest, we plan to add one branch location in Madison, Wisconsin under the Wisconsin Community Bank franchise and one branch location in the Rockford, Illinois market under the Riverside Community Bank umbrella. The addition of more branches in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States. Currently, our presence in the West comprises 36% of Heartland’s banking assets. Costs related to the construction of these facilities are anticipated to be approximately $18 million in the aggregate.

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

Net cash outflows from investing activities were $123.2 million during the first nine months of 2005, compared to $169.4 million during the same nine months of 2004. The majority of this change was a result of activities within the securities portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. During the first nine months of 2005, a portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth.

Net cash provided by financing activities was $108.9 million during the first nine months of 2005 compared to $171.6 million during the same nine months in 2004. During the first nine months of 2005, there was a net increase in deposit accounts of $99.6 million compared to $204.0 million during the first nine months of 2004. Like many banks, Heartland has had difficulty maintaining a consistent level of deposit growth from year to year as the competition for deposit balances grows.

Total cash used by operating activities was $11.5 million during the first nine months of 2005 compared to total cash provided by operating activities of $21.0 million during the same nine months of 2004. A portion of this change was the result of vehicles held for sale at ULTEA. Additionally, the amount of loans originated for sale had increased more during the period at a greater amount than the amount realized on the sales of loans.

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

At September 30, 2005, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $70.0 million, of which $58.0 million had been borrowed. A portion of these lines provides funding for the operations of Citizens and ULTEA. At September 30, 2005, the borrowings on these lines for Citizens and ULTEA were $10.0 million and $23.9 million, respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2005, Heartland was in compliance with the covenants contained in the credit agreement.

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

Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to its derivative instruments, which has been minimized by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 3 to the consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective. There have been no significant changes in Heartland’s internal controls or in other factors that could significantly affect internal controls. There have been no changes in Heartland’s disclosure controls or internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, Heartland’s disclosure controls or internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended September 30, 2005, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
07/01/05- 07/31/05	38	$20.39	38	$2,077,464
08/01/05- 08/31/05	9,837	$19.85	9,837	$2,161,459
09/01/05- 09/30/05	48,101	$19.60	48,101	$1,474,820
Total:	57,976	$19.64	57,976	N/A

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

-----------------------
By: Lynn B. Fuller
President

Principal Financial and
Accounting Officer

-----------------------
By: John K. Schmidt
Executive Vice President
and Chief Financial Officer

Dated: November 9, 2005