Form 10-K
HEARTLAND FINANCIAL USA INC
filed 2006-03-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission File Number: 0-24724

HEARTLAND FINANCIAL USA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1405748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

1398 Central Avenue, Dubuque, Iowa 52001	(563) 589-2100
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock $1.00 par value
Preferred Share Purchase Rights

Indicate by check mark if the Registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes      No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes      No X

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act.
Large accelerated filer          Accelerated filer X         Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).      Yes         No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $246,320,156.* Such figures include 2,672,776 shares of the Registrant's Common Stock held in a fiduciary capacity by the trust department of the Dubuque Bank and Trust Company, a wholly-owned subsidiary of the Registrant.

* Based on the last sales price of the Registrant's common stock on June 30, 2005, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

As of March 9, 2006, the Registrant had issued and outstanding 16,486,310 shares of common stock, $1.00 per value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report
Table of Contents

Part I		Page

Item 1.	Business
A.	General Description
B.	Market Areas
C.	Competition
D.	Employees
E.	Internet Access
F.	Supervision and Regulation
G	Governmental Monetary Policy and Economic Conditions
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

PART I.

ITEM 1.

BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has eight bank subsidiaries in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, and Montana, collectively, the "Bank Subsidiaries"). All eight Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). The Bank Subsidiaries listed below operate a total of 50 banking locations.

*
Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., a partner in low-income housing and historic rehabilitation projects.

*	Galena State Bank and Trust Company, Galena, Illinois, is chartered under the laws of the State of Illinois.
*	First Community Bank, Keokuk, Iowa, is chartered under the laws of the State of Iowa.
*	Riverside Community Bank, Rockford, Illinois, is chartered under the laws of the State of Illinois.
*	Wisconsin Community Bank, Cottage Grove, Wisconsin, is chartered under the laws of the State of Wisconsin.
*	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the State of New Mexico.
*	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the State of Montana.
*	Arizona Bank & Trust, Chandler, Arizona, is chartered under the laws of the State of Arizona.

Heartland has nine non-bank subsidiaries as listed below.

*	Citizens Finance Co. is a consumer finance company with offices in Iowa, Illinois and Wisconsin.
*	ULTEA, Inc. is a fleet leasing company headquartered in Madison, Wisconsin.
*	HTLF Capital Corp. is an investment banking firm specializing in taxable and tax-exempt municipal financing headquartered in Denver, Colorado.
*	Heartland Community Development Corp. is a certified community development entity with accountability to low-income communities in the Dubuque, Iowa, service area.
*
Heartland Financial Statutory Trust II, Heartland Financial Capital Trust II, Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, and Rocky Mountain Statutory Trust I are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities.

All of Heartland’s subsidiaries are wholly-owned, except for Arizona Bank & Trust, of which Heartland owned 86% of the capital stock on December 31, 2005.

The Bank Subsidiaries provide full service retail banking in the communities in which they are located. Deposit products offered by the Bank Subsidiaries include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity, credit cards and lines of credit. Other products and services include VISA debit cards, automated teller machines, on-line banking, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage.

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

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. Since 1996, Heartland has provided an employee stock purchase plan. For the year ended December 31, 2005, employees purchased 14,268 shares under the plan. As of December 31, 2005, employees, officers, and directors owned approximately 25% of Heartland’s outstanding common stock.

Acquisition and Expansion Strategy

Heartland’s strategy is to increase profitability and diversify its market area and asset base by expanding existing subsidiaries, by establishing de novo banks and through acquisitions. Heartland continually seeks and evaluates opportunities to establish branches, loan production offices, or other business facilities as a means of expanding its presence in current or new market areas. Heartland acquires established financial services organizations, primarily commercial banks or thrifts, when suitable candidates are identified and acceptable business terms can be negotiated. Heartland has also formed de novo banking institutions in locations determined to have market potential and suitable management candidates with banking expertise and a philosophy similar to Heartland’s.

Heartland has focused on markets with growth potential in the Midwest and Western regions of the United States as it evaluates expansion and acquisition opportunities. In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation, followed with a second location in 2004 and a third location in 2005. Additional expansion at Arizona Bank & Trust includes the announcement in January 2006 of an agreement to acquire Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona. Heartland expects to combine the acquired assets and deposit accounts into Arizona Bank & Trust. Subject to approvals by bank regulatory authorities and shareholders, the transaction is expected to close during the second quarter of 2006. Heartland took another step toward expanding its Western presence in June of 2004 when it acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank. Headquartered in Billings, Montana, Rocky Mountain Bank had assets of $385 million at December 31, 2005, with nine branch locations throughout the state. In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado and its hopes to use this office as a springboard to opening its ninth full-service state chartered bank during the second quarter of 2006. The capital structure of this new bank, to be named Summit Bank & Trust, is anticipated to be very similar to that used when Arizona Bank & Trust was formed. Heartland’s expected initial investment would be $12.0 million, or 80% of the targeted $15.0 million initial capital. One of Heartland’s strategic goals is to expand its presence in the Western markets to 50% of Heartland’s total assets, thereby balancing the growth in its Western markets with the stability of the Midwestern markets.

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

Commercial lenders interact with their respective boards of directors each month. Heartland also utilizes an internal loan review function to analyze credits of the Bank Subsidiaries and to provide periodic reports to the respective boards of directors. Management has attempted to identify problem loans at an early date and to aggressively seek resolution of these situations.

Agricultural Loans

Agricultural loans are emphasized by Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank’s Monroe banking center and New Mexico Bank & Trust’s Clovis banking offices.
The Bank Subsidiaries that emphasize agricultural loans do so because of their location in or around rural markets. Dubuque Bank and Trust Company maintains its status as one of the largest agricultural lenders in the State of Iowa. Agricultural loans remain balanced in proportion to the rest of Heartland's loan portfolio, constituting approximately 12% of the total loan portfolio at December 31, 2005. Heartland’s policies designate a primary and secondary lending area for each bank with the majority of outstanding agricultural operating and real estate loans to customers located within the primary lending area. Term loans secured by real estate are allowed within the secondary lending area.

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

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for the Bank Subsidiaries as each of them continues to build real estate lending business. As long-term interest rates remained at low levels during 2005 and 2004, many customers elected mortgage loans that are fixed rate with fifteen or thirty year maturities. Heartland usually sells these loans into the secondary market but retains servicing on the majority of sold loans. Management believes that mortgage servicing on sold loans provides the Bank Subsidiaries with a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing gives the Bank Subsidiaries the opportunity to maintain regular contact with mortgage loan customers.

As with agricultural and commercial loans, Heartland encourages the Bank Subsidiaries to participate in lending programs sponsored by U.S. government agencies when justified by market conditions. Beginning in 2004, Veterans Administration and Federal Home Administration loans were offered in all Bank Subsidiary markets.

Consumer Lending

The Bank Subsidiaries' consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity, credit cards and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Citizens Finance Co. specializes in consumer lending and currently serves the consumer credit needs of approximately 5,800 customers in Iowa, Illinois and Wisconsin from its Dubuque, Iowa; Madison and Appleton, Wisconsin; and Loves Park and Crystal Lake, Illinois offices. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank and Trust Company and Wisconsin Community Bank have been offering trust and investment services in their respective communities for many years. In those markets which do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. In 2005, New Mexico Bank & Trust began offering trust and investment services. In 2003, Arizona Bank & Trust joined the list of banks offering trust and investment services. On August 31, 2004, Heartland completed its acquisition of the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The Wealth Management Group, Colonial Trust Company’s personal trust division, had trust assets of $154.0 million and projected annual revenues of $1.2 million at August 31, 2004. This transaction provided a unique opportunity for Heartland to grow its trust business in the Southwestern marketplace. Colonial’s seasoned management team and strong account base, combined with Heartland’s strong support services, depth of expertise, and long track record of investment performance should prove to be a winning combination as we seek to elevate the profile of our newest subsidiary bank, Arizona Bank & Trust. As of December 31, 2005, total Heartland trust assets exceeded $1.3 billion, the vast majority of which are assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations. All of the Bank Subsidiaries have targeted their trust departments as primary areas for future growth.

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

Heartland has formed a strategic alliance with Independent Financial Marketing Group, Inc. to operate independent securities offices at all of Heartland’s bank subsidiaries. Through Independent Financial Marketing Group, Inc., Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans, and insurance products. A complete line of vehicle, property and casualty, life and disability insurance and tax-free annuities are also offered by Heartland through DB&T Insurance.

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

The principal offices of Heartland and Dubuque Bank and Trust Company’s main bank currently occupy the same building. Due to growth in both companies, a building was acquired directly across the street from Dubuque Bank and Trust Company’s main office to serve as an operations center for Heartland. Renovation of the 60,000 square foot building was completed in the second quarter of 2004.

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

First Community Bank

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

New Mexico Bank & Trust

New Mexico Bank & Trust operates seven offices in or around Albuquerque, New Mexico, in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. New Mexico Bank & Trust also operates five locations in the New Mexico communities of Clovis, Portales, and Melrose, all located in Curry County. Clovis is located in east central New Mexico, approximately 220 miles from Albuquerque, 100 miles northwest of Lubbock, Texas, and 105 miles southwest of Amarillo, Texas. In 2003 two branch offices were opened in Santa Fe, in Santa Fe County.

Arizona Bank & Trust

Arizona Bank & Trust currently operates three offices; one in Phoenix which opened in 2005, one in Mesa, Arizona, which is located 15 miles east of Phoenix and the main office in Chandler, Arizona, which is located in the southern portion of metropolitan Phoenix. Both cities are located in Maricopa County. Chandler’s current population is 218,000, as provided by the City of Chandler Office of Economic Development, compared to 177,000 reported in the 2000 census. The estimated population of Maricopa County in July 2001 was 3,029,000, according to the Arizona Department of Economic Security.

Rocky Mountain Bank

Rocky Mountain Bank operates from nine locations throughout the state of Montana. Rocky Mountain Bank’s main office is in Billings which is the state’s largest city and an agricultural, retail and business center. Billings is also the county seat of Yellowstone County within south-central Montana along Interstate-90. Based upon the 2000 census, the county had a population of 129,000 and the city had a population of 126,000. Six of the locations are spread primarily along the western corridor of the state of Montana. Kalispell was the most recent branch addition in 2005. Bigfork is located in Flathead County, 15 miles southeast of Kalispell along Highway 206. Bigfork is near the Big Mountain Ski Resort and Blacktail Ski Area. Bozeman is the county seat of Gallatin County and is 82 miles east of Butte on Interstate-90. Bozeman has a population of 30,000 and is the fifth largest city in Montana. Plains is located in Sanders County, on Route 200 near the Discovery Ski Basin Area. Stevensville is located in Ravalli County, 28 miles south of Missoula on Highway 93. Whitehall is located in Jefferson County, off Interstate-90 between Butte and Three Forks. Two of the locations are on the eastern side of Montana. Broadus is the county seat of Powder River County, and lies 77 miles south of Miles City close to the Wyoming state line along Highway 212. Plentywood is the county seat for Sheridan County and located 16 miles south of the Canadian border between the cities of Archer and Antelope on Highways 5 and 15.

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

The Bank Subsidiaries' market areas are highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within Heartland's market area. The Bank Subsidiaries also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Under the Gramm-Leach-Bliley Act, effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act significantly changed the competitive environment in which Heartland and the Bank Subsidiaries conduct business. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

D. EMPLOYEES

At December 31, 2005, Heartland employed 909 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits, and management considers its employee relations to be excellent.

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

F. SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Illinois Department of Financial and Professional Regulation (the “Illinois DFPR”), the New Mexico Financial Institutions Division (the “New Mexico FID”), the Montana Financial Institution Division (the “Montana Division”), the Division of Banking of the Wisconsin Department of Financial Institutions (the “Wisconsin DFI”), the Arizona State Banking Department (the “Arizona Department”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of Heartland. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Heartland and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank Subsidiaries, rather than shareholders.

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

The Company

General. Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Community Bank, Galena State Bank and Trust Company, Riverside Community Bank and First Community Bank and the controlling shareholder of Arizona Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve. Heartland is also required to file with the Federal Reserve periodic reports of Heartland’s operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, Heartland has not applied for approval to operate as a financial holding company.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of Heartland’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, Heartland had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments. Heartland’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Heartland’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General. Dubuque Bank and Trust Company and First Community Bank are Iowa-chartered banks. The deposit accounts of Dubuque Bank and Trust Company are insured by the FDIC’s Bank Insurance Fund (“BIF”), while the deposit accounts of First Community Bank are insured by the FDIC’s Savings Association Insurance Fund (“SAIF”). As Iowa-chartered banks, Dubuque Bank and Trust Company and First Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered FDIC-insured banks that, like Dubuque Bank and Trust Company and First Community Bank, are not members of the Federal Reserve System (“non-member banks”).

Galena State Bank and Trust Company and Riverside Community Bank are Illinois-chartered banks, the deposit accounts of which are insured by the BIF. As Illinois-chartered banks, Galena State Bank and Trust Company and Riverside Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Illinois DFPR, the chartering authority for Illinois banks, and the FDIC, as the primary federal regulator of state-chartered FDIC-insured non-member banks.

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

Rocky Mountain Bank is a Montana-chartered bank, the deposit accounts of which are insured by the BIF. As a Montana-chartered, FDIC-insured non-member bank, Rocky Mountain Bank is subject to the examination, supervision, reporting and enforcement requirement of the Montana Division, as the chartering authority for Montana banks, and the FDIC, as the primary regulator of state-chartered FDIC-insured non-member banks.

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

During the year ended December 31, 2005, both BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s SAIF has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution’s total assets. During the year ended December 31, 2005, the Bank Subsidiaries paid supervisory assessments totaling $371 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. Under federal regulations, the Bank Subsidiaries are subject to the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under federal regulations, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2005: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. Further, First Community Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with First Community Bank’s conversion from the mutual to the stock form of ownership in 1991. As of December 31, 2005, approximately $65.2 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries if the agency determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans made by the Bank Subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by each of the Bank Subsidiaries to its directors and officers, to directors and officers of Heartland and its subsidiaries, to principal shareholders of Heartland and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Heartland or any of its subsidiaries or a principal shareholder of Heartland may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

Recent Regulatory Developments

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005. On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the “DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010, and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.50% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996, to each insured depository institution that was in existence as of December 31, 1996, and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and the SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

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

ITEM 1A.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of the various markets that we serve.

We operate over a wide area, including markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico and Montana and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in those areas. Although our customers’ business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we may acquire banks and related businesses that we believe provide a strategic and geographic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•	exposure to potential asset quality issues of the acquired bank or related business;
•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;
•	potential disruption to our business;
•	potential diversion of our management’s time and attention; and
•	the possible loss of key employees and customers of the banks and businesses we acquire.

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo bank formations or branch openings. Based on our experience, we believe that it generally takes up to two years for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

Our market and growth strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our different market areas. Because our service areas are spread over such a wide geographical area, our management headquartered in Dubuque, Iowa is dependent on the effective leadership and capabilities of the management in our local markets for the continued success of Heartland. Our ability to retain executive officers, the current management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

We face intense competition in all phases of our business.

The banking and financial services business in our markets is highly competitive. Our competitors include large regional banks, local community banks, thrifts, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans were $1.33 billion (including $961.7 million of commercial real estate loans), or approximately 67% of our total loan portfolio as of December 31, 2005. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $961.7 million, or approximately 72% of our total commercial loan portfolio as of December 31, 2005. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our commercial real estate loans also include commercial construction loans, including land acquisition and development Construction, land acquisition and development lending involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2005, agricultural real estate loans totaled $230.3 million, or 12%, of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2005, these loans totaled $75.7 million, or 4%, of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our one- to four-family residential mortgage loans may result in lower yields and profitability.

One- to four-family residential mortgage loans comprised $219.0 million, or 11%, of our loan and lease portfolio at December 31, 2005, and are secured primarily by properties located in the Midwest. These loans result in lower yields and lower profitability for us and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2005, consumer loans totaled $181.0 million, or 9%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

We established our allowance for loan losses in consultation with management of our bank subsidiaries and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 1.42% and as a percentage of total non-performing loans was approximately 185.37%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the various state agencies where we have a bank presence. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As of December 31, 2005, Heartland had no unresolved staff comments.

ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations

Banking Subsidiaries
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	59,500	Owned	8

Galena State Bank and Trust Company 971 Gear Street Galena, IL 61036	18,000	Owned	3

Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4

First Community Bank 320 Concert Street Keokuk, IA 52632	6,000	Owned	3

Wisconsin Community Bank 580 North Main Street Cottage Grove, WI 53527	6,000	Owned	6

New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2006	14

Arizona Bank & Trust 1000 N. 54th Street Chandler, AZ 85226	8,500	Owned	3
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9

Non-Bank Subsidiaries
Citizens Finance Co. 1275 Main Street Dubuque, IA 52001		Leased from DB&T	5

ULTEA, Inc. 2976 Triverton Pike Madison, WI 53711		Leased	1

HTLF Capital Corp. World Trade Center 1625 Broadway Denver, CO 80202		Leased	1

The principal office of Heartland is located in Dubuque Bank and Trust Company's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2005, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2005 to a vote of security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 1,400 stockholders of record as of March 7, 2006, and has been quoted on the Nasdaq National Market System since May 2003 under the symbol “HTLF”. Prior to quotation on the Nasdaq National Market System, the common stock of Heartland was traded on the over-the-counter market.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the Nasdaq National Market System. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter	High	Low

2005:
First	$ 21.31	$ 18.37
Second	21.22	19.06
Third	20.99	19.04
Fourth	21.74	18.84

2004:
First	$ 19.81	$ 18.06
Second	18.95	16.75
Third	18.99	16.73
Fourth	22.07	18.26

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2005. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2005	2004

First	$ .08	$ .08
Second	.08	.08
Third	.08	.08
Fourth	.09	.08

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

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended December 31, 2005, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/01/05- 10/31/05	10,895	$19.19	10,895	$1,265,792
11/01/05- 11/30/05	16,303	$20.53	16,303	$1,405,299
12/01/05- 12/31/05	1,558	$20.40	1,558	$1,882,483
Total:	28,756	$20.01	28,756	N/A

(1)
On October 19, 2004, Heartland’s board of directors increased the dollar value of its common stock that management is authorized to acquire and hold as treasury shares from $4.0 million to $5.0 million at any one time.

ITEM 6.
SELECTED FINANCIAL DATA
For the years ended December 31, 2005, 2004, 2003, 2002 and 2001
(Dollars in thousands, except per share data)

	2005		2004		2003		2002		2001
STATEMENT OF INCOME DATA
Interest income	$154,002		$121,394		$99,517		$100,012		$107,609
Interest expense	61,135		44,264		38,327		42,332		58,620
Net interest income	92,867		77,130		61,190		57,680		48,989
Provision for loan and lease losses	6,564		4,846		4,183		3,553		4,258
Net interest income after provision for loan and lease losses	86,303		72,284		57,007		54,127		44,731
Noninterest income	41,585		37,841		36,541		30,645		28,620
Noninterest expense	95,012		81,936		67,692		60,659		56,692
Income taxes	10,150		7,937		8,137		7,523		5,530
Income from continuing operations	22,726		20,252		17,719		16,590		11,129
Discontinued operations:
Income from operations of discontinued branch (including gain on sale of $2,602 in 2002)	-		-		-		3,751		469
Income taxes	-		-		-		1,474		184
Income from discontinued operations	-		-		-		2,277		285
Net income	$22,726		$20,252		$17,719		$18,867		$11,414

PER COMMON SHARE DATA
Net income - diluted	$1.38		$1.26		$1.16		$1.28		$0.78
Income from continuing operations - diluted[1]	1.36		1.26		1.16		1.12		0.76
Adjusted net income - diluted[2]	1.36		1.26		1.16		1.28		0.85
Adjusted income from continuing operations - diluted[3]	1.36		1.26		1.16		1.12		0.84
Cash dividends	0.33		0.32		0.27		0.27		0.25
Dividend payout ratio	23.82%		24.87%		23.09%		20.81%		31.19%
Book value	$11.46		$10.69		$9.29		$8.40		$7.37
Weighted average shares outstanding-diluted	16,702,146		16,084,557		15,258,440		14,783,554		14,558,231

BALANCE SHEET DATA
Investments and federal funds sold	$567,002		$553,284		$451,753		$424,514		$349,417
Loans held for sale	40,745		32,161		25,678		23,167		26,967
Total loans and leases, net of unearned	1,953,066		1,772,954		1,322,549		1,152,069		1,078,238
Allowance for loan and lease losses	27,791		24,973		18,490		16,091		14,660
Total assets	2,818,332		2,629,055		2,018,366		1,785,979		1,644,064
Total deposits	2,118,178		1,983,846		1,492,488		1,337,985		1,205,159
Long-term obligations	220,871		196,193		173,958		161,379		143,789
Stockholders’ equity	187,812		175,782		140,923		124,041		107,090

EARNINGS PERFORMANCE DATA
Return on average total assets	0.84%		0.87%		0.95%		1.13%		0.72%
Return on average stockholders’ equity	12.55		12.82		13.46		16.44		11.32
Net interest margin ratio[1,4]	3.99		3.87		3.80		4.04		3.67
Earnings to fixed charges:
Excluding interest on deposits	2.79	x	3.03	x	3.37	x	3.28	x	2.27	x
Including interest on deposits	1.53		1.63		1.67		1.57		1.28

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.60%		0.41%		0.32%		0.29%		0.52%
Nonperforming loans and leases to total loans and leases	0.77		0.56		.42		0.39		0.75
Net loan and lease charge-offs to average loans and leases	0.17		0.16		0.14		0.16		0.31
Allowance for loan and lease losses to total loans and leases	1.42		1.41		1.40		1.40		1.36
Allowance for loan and lease losses to nonperforming loans and leases	185.37		251.62		333.11		358.77		180.47

CAPITAL RATIOS
Average equity to average assets	6.68%		6.77%		7.03%		6.86%		6.47%
Total capital to risk-adjusted assets	10.61		10.82		12.42		11.86		10,89
Tier 1 leverage	7.66		7.26		8.07		8.24		7.53

[1]	Excludes the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.
[2]	Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002.
[3]
Excludes goodwill amortization discontinued with the adoption of FAS 142 on January 1, 2002, and the adoption of FAS 147 on September 30, 2002, and the discontinued operations of our Eau Claire branch and the related gain on sale in the fourth quarter of 2002.

[4]	Tax equivalent using a 35% tax rate for all periods presented.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was an 86% owner on December 31, 2005 and 2004, and WCB Mortgage, LLC, of which Heartland was a 55% owner on December 31, 2004. WCB Mortgage, LLC, ceased operations and was dissolved effective January 1, 2005.

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland’s management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including Heartland, which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries. These additional factors include, but are not limited to, the following:

*	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

*	The costs, effects and outcomes of existing or future litigation.

*
Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

*	The ability of Heartland to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through eight banking subsidiaries with a total of 50 banking locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona and Montana. In addition, Heartland has separate subsidiaries in the consumer finance, vehicle leasing/fleet management, insurance and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations, branch openings and expansion into non-bank subsidiary activities.

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

Net income for the year ended December 31, 2005, was $22.7 million, an increase of $2.4 million or 12%, over the $20.3 million recorded for 2004. Earnings per diluted share was $1.36 for 2005, compared to $1.26 for 2004, an increase of $.10 or 8%. Return on average equity was 12.55% and return on average assets was 0.84% for 2005, compared to 12.82% and 0.87%, respectively, for 2004. The improved earnings were primarily due to the $15.7 million or 20% growth in net interest income. Average earning assets increased from $2.07 billion during 2004 to $2.41 billion during 2005. Noninterest income improved $3.7 million or 10%, driven primarily by service charges and fees, trust fees, rental income on operating leases and other noninterest income. Partially offsetting these increases was the $1.7 million or 35% additional provision for loan and lease losses and the $13.1 million or 16% increase in noninterest expense during 2005. Expansion efforts completed during 2005 included the opening of one banking location at each of the following Bank Subsidiaries: Arizona Bank & Trust, New Mexico Bank & Trust, Rocky Mountain Bank and Riverside Community Bank. Also contributing to the increased earnings for 2005, compared to 2004, was a full year of earnings at the acquired Rocky Mountain Bank. This acquisition was completed on June 1, 2004, therefore only seven months of their earnings were included in the 2004 results. Rocky Mountain Bank’s contribution to net income during 2005 was $2.8 million compared to $2.3 million during 2004.

At December 31, 2005, total assets reached $2.82 billion, an increase of $189.3 million or 7% since year-end 2004. Total loans and leases were $1.95 billion at December 31, 2005, an increase of $180.1 million or 10% since year-end 2004. All of Heartland’s subsidiary banks experienced loan growth since year-end 2004, with major contributions from Dubuque Bank and Trust Company, New Mexico Bank & Trust, Arizona Bank & Trust and Galena State Bank and Trust Company. All loan categories increased during 2005, with $142.0 million or 79% of the total loan growth in the commercial and commercial real estate category. Total deposits at December 31, 2005, were $2.12 billion, an increase of $134.3 million or 7% since year-end 2004. Except for Wisconsin Community Bank and First Community Bank, all of Heartland’s subsidiary banks increased deposits during 2005. Demand deposit balances increased by $29.7 million or 9% and time deposit balances increased by $101.1 million or 11% during the year. Heartland’s two newer de novo banks, New Mexico Bank & Trust and Arizona Bank & Trust, have been the most successful at attracting demand deposits. Also experiencing meaningful growth in demand deposits in 2005 was Rocky Mountain Bank. Over half of the growth in the time deposit category occurred at Heartland’s largest subsidiary bank, Dubuque Bank and Trust Company. All of the other Heartland subsidiary banks, except for Wisconsin Community and First Community Bank, experienced growth in time deposits, with more significant growth occurring at New Mexico Bank & Trust and Rocky Mountain Bank. Of particular note is that substantially all of the growth in time deposits occurred in deposits from local markets, as total brokered deposits ended 2005 at $145.5 million, an increase of $4.5 million or less than 4% since year-end 2004.

Total net income was $20.3 million during 2004 compared to $17.7 million during 2003, an increase of $2.5 million or 14%. Earnings per diluted share was $1.26 during 2004 compared to $1.16 during 2003. Return on average equity was 12.82% and return on average assets was 0.87% for 2004, compared to 13.46% and 0.95%, respectively, for 2003.

Heartland completed a number of its growth initiatives during 2004. Effective June 1, 2004, Heartland expanded into the Rocky Mountain region through the acquisition of Rocky Mountain Bank, providing banking services in eight communities throughout the state of Montana. Also in June, a majority of Heartland’s operations resources moved into a new state-of-the-art operations center in Dubuque, Iowa. Expansion in the Phoenix area included Arizona Bank & Trust’s opening of its second branch location in Chandler in May and the completion of the acquisition of Wealth Management Group of Colonial Trust Company effective September 1, 2004. The addition of Rocky Mountain Bank had a positive impact on earnings. Net income at Rocky Mountain Bank totaled $2.3 million for the seven months of its operations as a Heartland subsidiary bank. At December 31, 2004, Rocky Mountain Bank had total assets of $373.1 million, total loans of $265.9 million and total deposits of $290.4 million.

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

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan by loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks’ boards of directors. Specific factors considered by management in establishing the allowance included the following:

*	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

*	During the last several years, Heartland has entered new markets in which it had little or no previous lending experience.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2005. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below estimates the theoretical range of the 2005 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality.

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

Allowance for loan and lease losses at December 31, 2005	$27,791
Assuming deterioration in credit quality:
Addition to provision	2,481
Resultant allowance for loan and lease losses	$30,272
Assuming improvement in credit quality:
Reduction in provision	(1,030)
Resultant allowance for loan and lease losses	$26,761

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

Net interest margin, expressed as a percentage of average earning assets, was 3.99% for 2005 compared to 3.87% for 2004. This improvement was partially attributable to the $51.9 million or 19% growth in noninterest bearing deposits. Also contributing to this improvement was management’s ability to lag increases in interest rates paid on the Bank Subsidiaries’ interest bearing deposit accounts as the federal funds increased throughout the year. The tax equivalent interest rate paid on earning assets increased 51 basis points while the interest rate paid on interest bearing liabilities increased 45 basis points.

Net interest margin, expressed as a percentage of average earning assets, was 3.87% for 2004 compared to 3.80% for 2003. This improvement resulted primarily from an increase in average loans as a percentage of total assets. Heartland’s highest yielding assets comprised 76% of average earning assets during 2004 compared to 74% during 2003. The potential benefit to net interest margin from rising rates during 2004 was neutralized due to the fact that the yield curve flattened as short-term rates rose.

Net interest income, on a tax-equivalent basis, increased $16.3 million or 20% during 2005 and $16.5 million or 26% during 2004. Exclusive of net interest income at Rocky Mountain Bank totaling $8.9 million since the acquisition, the increase for 2004 was $7.6 million or 12%. Fluctuations in net interest income between years is related to changes in the volume of average earning assets and interest bearing liabilities, combined with changes in average yields and rates of the corresponding assets and liabilities as demonstrated in the tables at the end of this section.

Interest income, on a tax-equivalent basis, was $157.3 million during 2005 compared to $124.1 million during 2004, an increase of $33.2 million or 27% during 2005. Rocky Mountain Bank’s portion of this interest income was $22.0 million in 2005 and $12.3 million during the seven months of operations under the Heartland umbrella during 2004. The increase in interest income resulted from the $345.5 million or 17% growth in earning assets, as well as the steady rises that have occurred in the prime interest rate since the first quarter of 2004. The national prime interest rate escalated 300 basis points during 2005, ending the year 7.25%. Over half of Heartland’s commercial and commercial real estate loan portfolio is comprised of variable-rate loans that change as the prime rate changes.

Interest income, on a tax-equivalent basis, increased $22.4 million or 22% during 2004. Exclusive of the $12.3 million recorded at Rocky Mountain Bank since the acquisition, interest income grew by $10.1 million or 10% during 2004. This growth in interest income was primarily a result of growth in the loan portfolio, which increased $183.3 million or 15% in average balances, exclusive of $161.6 million attributable to loan balances at Rocky Mountain Bank. Even though the national prime rate began to rise in July 2004 and finished the year 125 basis points higher at 5.25% than its level at year-end 2003 of 4.00%, Heartland did not experience a corresponding increase in its yield on loans. During previous periods, management was successful in the utilization of floors on its commercial loan portfolio to minimize the effect downward rates had on Heartland’s interest income. It took several upward movements in rates to reach the floors in place on these loans. As rates moved above the floors, the yield began to increase in a corresponding manner.

Interest expense during 2005 was $61.1 million compared to $44.3 million during 2004, an increase of $16.8 million or 38%. Rocky Mountain Bank’s portion of this interest expense was $6.7 million during 2005 and $3.4 million during 2004. The increases in interest expense resulted from the growth in interest-bearing deposit accounts, as well as the rising rate environment. The federal funds rate increased from 1.00% during the first quarter of 2004 to 4.25% during the fourth quarter of 2005. Rates on Heartland’s deposit accounts do not immediately reprice as a result of increases in the federal funds rate, but continual increases in the federal funds rate, as experienced during the last half of 2004 and throughout 2005, does place pressure on the rates paid on these products to maintain existing balances.

Interest expense during 2004 was $44.3 million compared to $38.3 million during 2003, an increase of $5.9 million or 15%. Exclusive of the $3.4 million interest expense recorded at Rocky Mountain Bank since acquisition, interest expense grew by $2.5 million or 7%. A portion of this growth in interest expense was a result of the issuance of $20.0 million of 8.25% cumulative trust preferred securities on October 10, 2003, and $25.0 million of variable-rate cumulative trust preferred securities on March 17, 2004. Also causing additional interest expense during the last quarter of the year was the implementation of a $30.0 million leverage strategy which included the purchase of mortgage-backed and municipal securities funded primarily by newly issued brokered deposits with an average maturity of 24 months.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During 2006, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising rate environment. Should the current rising rate environment reverse, net interest income would likely decline. In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income, Heartland entered into an interest rate floor transaction on July 8, 2005, at a cost of $44 thousand. This two-year contract was acquired on prime at a strike level of 5.5% on a notional amount of $100.0 million. Changes in the fair market value of this hedge transaction flow through Heartland’s income statement in other noninterest income.

On September 19, 2005, Heartland entered into an interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. This five-year contract was acquired with Heartland as the payer on prime at a cap strike rate of 9.00% and the counterparty as the payer on prime at a floor strike rate of 6.00%. The cost of this derivative transaction was $140 thousand. Management accounts for this derivative as a cash flow hedge under SFAS No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES [1]
For the years ended December 31, 2005, 2004, and 2003
(Dollars in thousands)
	2005			2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$400,993	$13,896	3.47%	$373,727	$13,401	3.59%	$316,117	$9,100	2.88%
Nontaxable [1]	121,227	8,481	7.00	98,195	7,037	7.17	80,858	6,079	7.52
Total securities	522,220	22,377	4.28	471,922	20,438	4.33	396,975	15,179	3.82
Interest bearing deposits	6,994	277	3.96	6,653	227	3.41	7,462	174	2.33
Federal funds sold	13,785	475	3.45	10,412	175	1.68	34,159	355	1.04
Loans and leases:
Commercial and commercial real estate [1]	1,236,324	81,411	6.58	1,039,055	61,090	5.88	793,187	48,637	6.13
Residential mortgage	233,717	14,223	6.09	196,267	11,643	5.93	157,005	9,907	6.31
Agricultural and agricultural real estate [1]	228,949	15,892	6.94	199,591	13,081	6.55	164,808	10,819	6.56
Consumer	178,142	15,718	8.82	150,842	12,324	8.17	124,136	11,343	9.14
Direct financing leases, net	18,313	1,388	7.58	13,713	819	5.97	10,540	780	7.40
Fees on loans	-	5,576	-	-	4,353	-	-	4,603	-
Less: allowance for loan and lease losses	(26,675)	-	-	(22,221)	-	-	(17,390)	-	-
Net loans and leases	1,868,770	134,208	7.18	1,577,247	103,310	6.55	1,232,286	86,089	6.99
Total earning assets	2,411,769	157,337	6.52	2,066,234	124,150	6.01	1,670,882	101,797	6.09
NONEARNING ASSETS	296,727	-	-	266,885	-	-	202,433	-	-
TOTAL ASSETS	$2,708,496	$157,337	5.81%	$2,333,119	$124,150	5.32%	$1,873,315	$101,797	5.43%
INTEREST BEARING LIABILITIES
Interest bearing deposits:
Savings	$754,086	$10,991	1.46%	$670,758	$5,890	0.88%	$532,023	$4,798	0.90%
Time, $100,000 and over	201,377	6,505	3.23	152,787	3,957	2.59	140,834	3,720	2.64
Other time deposits	758,448	25,887	3.41	651,611	21,001	3.22	527,627	19,245	3.65
Short-term borrowings	233,278	6,985	2.99	185,045	3,095	1.67	152,429	2,350	1.54
Other borrowings	214,328	10,767	5.02	198,389	10,321	5.20	148,551	8,214	5.53
Total interest bearing liabilities	2,161,517	61,135	2.83	1,858,590	44,264	2.38	1,501,464	38,327	2.55
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	330,379	-	-	278,432	-	-	204,812	-	-
Accrued interest and other liabilities	35,564	-	-	38,184	-	-	35,416	-	-
Total noninterest bearing liabilities	365,943	-	-	316,616	-	-	240,228	-	-
STOCKHOLDERS’ EQUITY	181,036	-	-	157,913	-	-	131,623	-	-
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,708,496	$61,135	2.26%	$2,333,119	$44,264	1.90%	$1,873,315	$38,327	2.05%

Net interest income [1]		$96,202			$79,886			$63,470
Net interest income to total earning assets [1]			3.99%			3.87%			3.80%
Interest bearing liabilities to earning assets	89.62%			89.95%			89.86%

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2005 Compared to 2004			2004 Compared to 2003			2003 Compared to 2002
	Change Due to			Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$978	$(483)	$495	$1,658	$2,643	$4,301	$465	$(4,497)	$(4,032)
Tax-exempt	1,651	(207)	1,444	1,303	(345)	958	2,260	(423)	1,837
Interest bearing deposits	12	38	50	(19)	72	53	(72)	(2)	(74)
Federal funds sold	57	243	300	(247)	67	(180)	206	(173)	33
Loans and leases	19,095	11,803	30,898	24,099	(6,878)	17,221	12,047	(9,671)	2,376
TOTAL EARNING ASSETS	21,793	11,394	33,187	26,794	(4,441)	22,353	14,906	(14,766)	140

LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	732	4,369	5,101	1,251	(159)	1,092	746	(2,478)	(1,732)
Time, $100,000 and over	1,258	1,290	2,548	316	(79)	237	609	(1,394)	(785)
Other time deposits	3,443	1,443	4,886	4,522	(2,766)	1,756	3,012	(4,127)	(1,115)
Short-term borrowings	807	3,083	3,890	503	242	745	342	(635)	(293)
Other borrowings	829	(383)	446	2,756	(649)	2,107	808	(888)	(80)
TOTAL INTEREST BEARING LIABILITIES	7,069	9,802	16,871	9,348	(3,411)	5,937	5,517	(9,522)	(4,005)
NET INTEREST INCOME	$14,724	$1,592	$16,316	$17,446	$(1,030)	$16,416	$9,389	$(5,244)	$4,145

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during 2005 was $6.6 million compared to $4.8 million in 2004, an increase of $1.8 million or 35%. The provision for loan losses during 2004 was $4.8 million compared to $4.2 million in 2003, an increase of $663 thousand or 16%. These increases resulted primarily from the loan growth experienced during those periods along with an increase in nonperforming loans. Additionally, during 2005, the provision for loan losses was higher due to the downgrading of a few large credits and the higher than historical charge-offs at Citizens Finance Co. as a result of the change in bankruptcy laws. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME
(Dollars in thousands)

	For the years ended December 31,			% Change
	2005	2004	2003	2005/ 2004	2004/ 2003
Service charges and fees, net	$11,337	$9,919	$6,207	14	60
Trust fees	6,530	4,968	3,814	31	30
Brokerage commissions	856	1,100	863	(22)	27
Insurance commissions	545	757	703	(28)	8
Securities gains, net	198	1,861	1,823	(89)	2
Gain (loss) on trading account securities	(11)	54	453	120	88
Impairment loss on equity securities	-	-	(317)		100
Rental income on operating leases	15,463	13,780	13,807	12	0
Gains on sale of loans	3,528	3,410	6,339	3	(46)
Valuation adjustment on mortgage servicing rights	39	92	338	58	78
Other noninterest income	3,100	1,900	2,511	63	(24)
Total noninterest income	$41,585	$37,841	$36,541	10	4

The table shows Heartland’s noninterest income for the years indicated. Total noninterest income increased $3.7 million or 10% during 2005 and $1.3 million or 4% during 2004. Rocky Mountain Bank recorded noninterest income of $2.5 million during 2005 and $1.5 million during its seven months of operations under the Heartland umbrella of community banks during 2004. The noninterest income categories reflecting significant improvement during 2005 were service charges and fees, trust fees, rental income on operating leases and other noninterest income, while securities gains were significantly reduced. During 2004, the noninterest income categories reflecting significant improvement were service charges and fees and trust fees, which were offset by a reduction in the gains on sale of loans.

Services charges and fees increased $1.4 million or 14% during 2005 and $3.7 million or 60% during 2004. Rocky Mountain Bank recorded services charges and fees of $1.3 million during 2005 compared to $683 thousand during the seven months of 2004 of operations under the Heartland umbrella. Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Heartland’s mortgage loan servicing portfolio grew from $539.1 million at December 31, 2003, to $575.2 million at December 31, 2004, and $582.7 million at December 31, 2005, generating additional mortgage loan servicing fees of $101 thousand for 2005 and $260 thousand for 2004, increases of 7% and 23%, respectively. The most significant impact to service charges and fees during 2004 was the $1.1 million or 52% reduction in the amortization on the mortgage servicing rights associated with the mortgage loan servicing portfolio. During 2004, prepayment activity in the portfolio caused by refinancing activity slowed, resulting in a lower amortization rate. Also included in this category are service charges on deposit products, which increased $179 thousand or 3% during 2005 and $1.1 million or 25% during 2004. Exclusive of Rocky Mountain Bank’s contribution during 2004 of $654 thousand, the increase in service charges on deposit products was $479 thousand or 10%. The 2005 increase was affected by reduced service charges on commercial checking accounts as the earnings credit rate continually increased during the year and many of the balances in the accounts began to cover the activity charges. Also contributing to the improvement in service charges on deposit products during 2004 was an overdraft privilege feature on our checking account product line that resulted in the generation of additional service charge revenue of approximately $563 thousand, an increase of 19%. Heartland has continued to grow its ATM network and, correspondingly, the fees generated by activity on these ATMs increased $242 thousand or 20% during 2005 and $220 thousand or 22% during 2004.

Trust fees increased $1.6 million or 31% during 2005 and $1.2 million or 30% during 2004. The trust accounts acquired from the Colonial Trust Company on August 31, 2004, accounted for $479 thousand or 40% of the 2004 change. The remaining increases in both years were a result of focused calling efforts. Trust assets increased from $1.2 billion at December 31, 2004, to nearly $1.4 billion at December 31, 2005.

Brokerage commissions declined $244 thousand or 22% during 2005 as Dubuque Bank and Trust Company experienced the loss of one sales representative and a reduction in the hours devoted to sales by another sales representative. Conversely, during 2004, brokerage commissions increased $237 thousand or 27% as a new sales representative was hired at Dubuque Bank and Trust Company and many of Heartland’s other Bank Subsidiaries began to promote brokerage services.

Insurance commissions declined $212 thousand or 28% during 2005. The contingency bonus received during 2005 on the property and casualty policies issued through our insurance agency was $70 thousand less than it historically had been, primarily as a result of a fire claim on a policy issued through our agency. This area also experienced the loss of one sales representative, whose primary focus was on the sale of life and long-term care policies.

Securities gains were $198 thousand, $1.9 million and $1.8 million during 2005, 2004 and 2003, respectively. Nearly $1.0 million of the gains during 2004 were recorded during the first quarter due to the active management of our bond portfolio. As the yield curve steepened, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, the partial liquidation of the available for sale equity securities portfolio resulted in $542 thousand of securities gains during the first quarter of 2004. Management elected to liquidate a majority of this portfolio and redirect those funds to its expansion efforts. Heartland's interest rate forecast changed to a rising rate bias on the long end of the yield curve during the first quarter of 2003, and therefore, longer-term agency securities were sold at a gain to shorten the portfolio. The proceeds were invested in mortgage-backed securities that were projected to outperform the agency securities in a rising rate environment. Because of the steepness of the yield curve during the remaining quarters of 2003 and the protection afforded, longer-term bullet agency securities were purchased with the proceeds on the sale of shorter-term agency securities.

The equity securities trading portfolio recorded losses of $11 thousand during 2005 compared to gains of $54 thousand and $453 thousand during 2004 and 2003, respectively. The gains and losses recorded on this portfolio were generally reflective of the overall activity in the stock market and the smaller trading portfolio in 2004 and 2005.

Impairment losses on equity securities deemed to be other than temporary totaled $317 thousand during 2003. A majority of these losses were related to the decline in market value on the common stock held in Heartland’s available for sale equity securities portfolio. All of those stocks were subsequently sold during 2004 and 2005. Additionally, during the first quarter of 2003, an impairment loss on equity securities totaling $20 thousand was recorded on Heartland’s investment in a limited partnership. The fair value of the remaining portion of Heartland’s investment in this partnership at year-end 2005 was $80 thousand.

Rental income on operating leases increased $1.7 million or 12% during 2005 as a result of activity at ULTEA, Inc., Heartland’s fleet management subsidiary. Vehicles under operating lease at ULTEA, Inc. were 3,045, 2,187 and 2,367 at December 31, 2005, 2004 and 2003, respectively.

Gains on sale of loans were slightly higher in 2005, but experienced a reduction of $2.9 million or 46% during 2004, as refinancing activity on residential mortgage loans decreased from historically high levels during 2003. The volume of mortgage loans sold into the secondary market during 2003 resulted from the historically low rate environment. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

The total valuation adjustment on mortgage servicing rights resulted in net impairment recoveries of previously recorded impairment provision totaling $39 thousand during 2005, $92 thousand during 2004 and $338 thousand during 2003. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At December 31, 2005, there was no remaining valuation allowance.

Total other noninterest income was $3.1 million, $1.9 million and $2.5 million during the years 2005, 2004 and 2003, respectively. The increase in other noninterest income during 2005 related primarily to the forgiveness of $500 thousand in debt as Heartland fulfilled the job creation requirements of its Community Development Block Grant Loan Agreement with the City of Dubuque. During 2004, Dubuque Bank and Trust Company acquired a 99.9% ownership interest in a limited liability company that owned certified historic structures for which historic rehabilitation tax credits applied. Amortization of the investment in this limited liability company was recorded in the amount of $978 thousand.

NONINTEREST EXPENSE
(Dollars in thousands)

	For the years ended December 31,			% Change
	2005	2004	2003	2005/ 2004	2004/ 2003
Salaries and employee benefits	$46,329	$39,443	$33,113	17	19
Occupancy	6,017	4,978	3,880	21	28
Furniture and equipment	6,187	5,322	4,115	16	29
Depreciation expense on equipment under operating leases	12,597	11,360	11,353	11	0
Outside services	8,176	6,995	4,695	17	49
FDIC deposit insurance assessment	272	241	218	13	11
Advertising	3,265	2,658	2,354	23	13
Other intangibles amortization	1,014	764	404	33	89
Other noninterest expenses	11,155	10,175	7,560	10	35
Total noninterest expense	$95,012	$81,936	$67,692	16	21
Efficiency ratio[1]	69.06%	70.72%	68.94%

[1] Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

The table shows Heartland’s noninterest expense for the years indicated. Noninterest expense increased $13.1 million or 16% in 2005 and $14.2 million or 21% in 2004. Noninterest expense at Rocky Mountain Bank totaled $11.7 million during the twelve months of 2005 and $6.7 million during its seven months of operations under the Heartland umbrella in 2004. Exclusive of the noninterest expense at Rocky Mountain Bank, growth in this category during 2004 was $7.5 million or 11%. During 2004, the recognition of the remaining unamortized issuance costs on the trust preferred securities redeemed also affected noninterest expense. Contributing to the increases in these costs during both years were expenses associated with expansion efforts.

Salaries and employee benefits, the largest component of noninterest expense, increased $6.9 million or 17% for 2005 and $6.3 million or 19% for 2004. At Rocky Mountain Bank, salaries and employee benefits totaled $5.8 million during the twelve months of 2005 and $3.5 million during its first seven months as a subsidiary of Heartland. A majority of the growth in salaries and employee benefits expense was a result of additional staffing at the holding company to provide support services to the growing number of Bank Subsidiaries, the addition of branches at New Mexico Bank & Trust, Arizona Bank & Trust and Riverside Community Bank, and the new bank subsidiary being formed in Denver, Colorado, which began operations as a loan production office under the Rocky Mountain umbrella in October 2005. Total full-time equivalent employees increased to 909 at year-end 2005 from 853 at year-end 2004 and 674 at December 31, 2003. In addition to staffing increases at the holding company to provide support services to the growing number of Bank Subsidiaries, these increases were also attributable to the opening of the new locations previously mentioned and the acquisition of the Wealth Management Group of Colonial Trust Company in August 2004. Of the 179 increase in full-time equivalent employees during 2004, 127 were at Rocky Mountain Bank and 13 were at the trust operations acquired from Colonial Trust Company.

Occupancy and furniture and equipment expense, in aggregate, increased $1.9 million or 18% during 2005 and $2.3 million or 29% during 2004. These increases were primarily the result of the expansion efforts and the completion of Heartland’s state-of-the-art operations center in Dubuque, Iowa. Rocky Mountain Bank recorded $1.9 million of occupancy and furniture and equipment expense during 2005 compared to $1.0 million during 2004.

Fees for outside services increased $1.2 million or 17% during 2005 and $2.3 million or 49% during 2004. Heartland will continue to experience increases in fees for outside services as it expands its presence in new and existing markets. Additionally, Heartland periodically elects to utilize outside vendors to provide new or enhanced features to the products and services provided to its customers. As an example, during 2004, enhancements were made to the on-line banking and wire transfer service areas. Other significant factors contributing to the increase in fees for outside services during 2004 were the following:

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

Advertising expense, which includes public relations expense, increased $607 thousand or 23% during 2005 and $304 thousand or 13% during 2004. Rocky Mountain Bank recorded advertising expense of $524 thousand during 2005 and $232 thousand during 2004. Other increases in this category are partially the result of Heartland’s expansion efforts.

Depreciation on equipment under operating leases experienced an increase of $1.2 million or 11% during 2005, primarily as a result of an increase in the number of vehicles under lease.

Other intangibles amortization increased $250 thousand or 33% during 2005 and $360 thousand or 89% during 2004, primarily as a result of the acquisition of Rocky Mountain Bank.

Other noninterest expenses increased $980 thousand or 10% during 2005 and $2.6 million or 35% during 2004. Remaining unamortized issuance cost on the $25.0 million 9.60% trust preferred securities redeemed on September 30, 2004, totaled $959 thousand and were fully expensed during the third quarter of 2004. Rocky Mountain Bank had other noninterest expenses of $1.4 million during the twelve months of 2005 and $671 thousand during the seven months of operations as a Heartland subsidiary. The following types of expenses classified in the other noninterest expenses category that contributed to the increases were supplies, telephone, software maintenance, software amortization, schools, seminars and other staff expense. These expenses grew primarily as a result of Heartland’s expansion efforts.

INCOME TAXES

Income tax expense during 2005 increased $2.2 million or 28% when compared to 2004, resulting in an effective tax rate of 30.9% for 2005 compared to 28.2% for 2004. The lower effective rate during 2004 was the result of federal historic rehabilitation tax credits of $675 thousand and state historic rehabilitation tax credits of $843 thousand. No historic rehabilitation tax credits were earned by Heartland during 2005. Additionally, low-income housing credits totaled $419 thousand during 2005 compared to $485 thousand during 2004. The tax-equivalent adjustment for tax-exempt interest income was $3.3 million during 2005 compared to $2.8 million during 2004. Tax-exempt interest income as a percentage of pre-tax income was 19% of pre-tax income during 2005 compared to 18% during 2004. This increase in tax-exempt interest income partially mitigated the impact reduced tax credits had on income taxes recorded during 2005.

Income tax expense during 2004 decreased $200 thousand or 2%. Heartland’s effective tax rate was 28.2% for 2004 compared to 31.5% for 2003. The reduced effective rate was the result of the previously mentioned federal historic rehabilitation tax credits and state historic rehabilitation tax credits. Additionally, tax-exempt interest income went from 16% of pre-tax income during 2003 to 18% during 2004.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated.

LOAN PORTFOLIO
December 31, 2005, 2004, 2003, 2002 and 2001
(Dollars in thousands)
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and commercial real estate	$1,304,080	66.65%	$1,162,103	65.42%	$860,552	64.93%	$733,324	63.49%	$648,460	59.91%
Residential mortgage	219,671	11.23	212,842	11.98	148,376	11.19	133,435	11.55	145,383	13.43
Agricultural and agricultural real estate	230,357	11.77	217,860	12.27	166,182	12.54	155,383	13.45	145,376	13.43
Consumer	181,019	9.25	167,109	9.41	136,601	10.31	120,591	10.44	127,539	11.79
Lease financing, net	21,586	1.10	16,284	0.92	13,621	1.03	12,308	1.07	15,570	1.44
Gross loans and leases	1,956,713	100.00%	1,776,198	100.00%	1,325,332	100.00%	1,155,041	100.00%	1,082,328	100.00%
Unearned discount	(1,870)		(1,920)		(1,836)		(2,161)		(3,457)
Deferred loan fees	(1,777)		(1,324)		(947)		(811)		(633)
Total loans and leases	1,953,066		1,772,954		1,322,549		1,152,069		1,078,238
Allowance for loan and lease losses	(27,791)		(24,973)		(18,490)		(16,091)		(14,660)
Loans and leases, net	$1,925,275		$1,747,981		$1,304,059		$1,135,978		$1,063,578

The table below sets forth the remaining maturities by loan and lease category, including loans held for sale.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES [1]
As of December 31, 2005
(Dollars in thousands)
		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and commercial real estate	$549,329	$358,537	$264,698	$64,626	$97,873	$1,335,063
Residential mortgage	95,680	26,047	28,816	27,508	50,226	228,277
Agricultural and agricultural real estate	109,285	48,503	31,775	10,924	29,870	230,357
Consumer	36,324	59,663	13,038	14,061	59,089	182,175
Lease financing, net	7,144	14,367	0	75	0	21,586
Total	$797,762	$507,117	$338,327	$117,194	$237,058	$1,997,458

[1] Maturities based upon contractual dates

Heartland experienced growth in total loans and leases during both 2005 and 2004. This growth was $180.1 million or 10% in 2005 and $450.4 million or 34% in 2004. Rocky Mountain Bank had total loans and leases of $265.9 million as of December 31, 2004. Internal growth, defined as total loans and leases exclusive of Rocky Mountain Bank, was $184.5 million or 14% during 2004. All of Heartland’s subsidiary banks experienced loan growth during year 2005, with major contributions from Dubuque Bank and Trust Company, New Mexico Bank & Trust, Arizona Bank & Trust and Galena State Bank and Trust Company. During 2004, all of the Bank Subsidiaries, except for First Community Bank, experienced loan growth. Major contributors during 2004 were Arizona Bank & Trust, Wisconsin Community Bank, New Mexico Bank & Trust and Dubuque Bank and Trust Company. All of the loan categories increased during 2005, with $142.0 million or 79% of the total loan growth in the commercial and commercial real estate category. During 2004, all of the loan categories except for agricultural and agricultural real estate and lease financing experienced growth.

The largest growth occurred in commercial and commercial real estate loans, which increased 12% during 2005 and $301.6 million or 35% during 2004. Exclusive of the $154.0 million in commercial and commercial real estate loans at Rocky Mountain Bank, this category of the loan portfolio grew $147.5 million or 17% in 2004. As a result of continued calling efforts, all of the Bank Subsidiaries experienced growth in this loan category during both years.

Agricultural and agricultural real estate loans outstanding experienced an increase of $12.5 million or 6% during 2005 and $51.7 million or 31% during 2004. Nearly all of the growth during 2005 occurred at Dubuque Bank and Trust Company. Exclusive of the $57.7 million agricultural loans at Rocky Mountain Bank, this loan category declined $6.0 million or 4% during 2004, primarily as a result of payoffs on a few large credits at the New Mexico Bank & Trust office in Clovis, New Mexico.

Residential mortgage loans experienced an increase of $6.8 million or 3% during 2005 and $64.5 million or 43% during 2004. Exclusive of Rocky Mountain Bank’s residential mortgage loans totaling $39.6 million, this loan category experienced an increase of $24.9 million or 17% during 2004. A majority of the growth in 2004 occurred in adjustable-rate mortgage and residential construction loans at Arizona Bank & Trust, Wisconsin Community Bank, Riverside Community Bank and New Mexico Bank & Trust as they expanded their mortgage lending capabilities. As evidenced by the smaller growth during 2005, we do not anticipate continued growth in our residential mortgage loan portfolio, as many of the loans made, especially the 15- and 30-year fixed-rate mortgage loans, are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Consumer loans increased $13.9 million or 8% during 2005 and $30.5 million or 22% during 2004. Exclusive of the $11.4 million consumer loan portfolio at Rocky Mountain Bank, growth in consumer loans during 2004 was $19.0 million or 14%. During both years, a majority of the growth was in home equity lines of credit. During 2005, Arizona Bank & Trust, Wisconsin Community Bank and Rocky Mountain Bank were most successful at growing this product line. All of the Heartland bank subsidiaries, with the exception of First Community Bank, grew consumer loan balances during 2004. Also contributing to the growth in both years was Citizens Finance Co., which experienced an increase of $5.8 million or 21% during 2005 and $4.8 million or 21% during 2004. Heartland has begun to pursue opportunities to expand its Citizens Finance Co. subsidiary, as evidenced by the December 2004 opening of an office in Crystal Lake, Illinois.

Loans held for sale increased $8.6 million or 27% during 2005 and $6.5 million or 25% during 2004. Rocky Mountain Bank was responsible for $2.4 million of the 2004 growth in loans held for sale. Activity in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market, made up a portion of the change during both years. The remainder of the growth in loans held for sale was commercial and commercial real estate loans at Wisconsin Community Bank that were structured to meet the USDA and SBA loan guaranty program requirements.

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

NONPERFORMING ASSETS
December 31, 2005, 2004, 2003, 2002 and 2001
(Dollars in thousands)

	2005	2004	2003	2002	2001
Nonaccrual loans and leases	$14,877	$9,837	$5,092	$3,944	$7,269
Loans and leases contractually past due 90 days or more	115	88	458	541	500
Restructured loans and leases	-	-	-	-	354
Total nonperforming loans and leases	14,992	9,925	5,550	4,485	8,123
Other real estate	1,586	425	599	452	130
Other repossessed assets	471	313	285	279	343
Total nonperforming assets	$17,049	$10,663	$6,434	$5,216	$8,596
Nonperforming loans and leases to total loans and leases	0.77%	0.56%	0.41%	0.39%	0.75%
Nonperforming assets to total loans and leases plus repossessed property	0.87%	0.60%	0.48%	0.45%	0.80%
Nonperforming assets to total assets	0.60%	0.41%	0.32%	0.29%	0.52%

Under Heartland’s internal loan review program, a loan review officer is responsible for reviewing existing loans and leases, testing loan ratings assigned by loan officers, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Heartland banks.

Heartland constantly monitors and continues to develop systems to oversee the quality of its loan portfolio. One integral part is a loan rating system, under which a rating is assigned to each loan and lease within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland’s credit quality figures. Heartland’s nonperforming assets to total assets was 0.60% and 0.41% at December 31, 2005 and 2004, respectively. Peer data in the Bank Holding Company Performance Reports published by the Federal Reserve Board for bank holding companies with total assets of $1 to $3 billion reported nonperforming assets to total assets of 0.47% and 0.51% for September 30, 2005, and December 31, 2004, respectively.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, were $15.0 million or .77% of total loans and leases at December 31, 2005, compared to $9.9 million or .56% of total loans and leases at December 31, 2004. Contributing to the increase during 2005 was a $3.4 million loan at Rocky Mountain Bank and two $1.2 million loans at New Mexico Bank & Trust. Exclusive of $3.0 million in total nonperforming loans at Rocky Mountain Bank at year-end 2004, total nonperforming loans increased $1.4 million during 2004, due primarily to one large credit in the Dubuque market. In both years, management felt the increases were not an indication of a trend. The nonperforming loans at Rocky Mountain Bank were not unexpected as nearly all of these loans were identified as potential problem loans during due diligence. Because of the net realizable value of collateral, guarantees and other factors, anticipated losses on Heartland’s nonperforming loans, including those at Rocky Mountain Bank, are not expected to be significant and have been specifically provided for in the allowance for loan and lease losses. The allowance for loan and lease losses related to total nonperforming loans and leases was $1.2 million and $2.3 million at December 31, 2005 and 2004, respectively.

Other real estate owned increased from $425 thousand at December 31, 2004, to $1.6 million at December 31, 2005. This increase primarily resulted from the repossession of one property at New Mexico Bank & Trust.

ALLOWANCE FOR LOAN AND LEASE LOSSES

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

The allowance for loan and lease losses increased by $2.8 million or 11% during 2005 and $6.5 million or 35% during 2004. The acquisition of Rocky Mountain Bank accounted for $4.2 million or 66% of the 2004 increase. The allowance for loan and lease losses at December 31, 2005, was 1.42% of loans and 185% of nonperforming loans, compared to 1.41% of loans and 252% of nonperforming loans at year-end 2004. A portion of the growth in the allowance for loan and lease losses occurred as a result of the expansion of the loan portfolio during both years, particularly in the more complex commercial loan category and in the new markets Heartland entered in which Heartland had little or no previous lending experience.

The amount of net charge-offs recorded by Heartland was $3.4 million during 2005 and $2.6 million during 2004. As a percentage of average loans and leases, net charge-offs were .18% during 2005 and .16% during 2004. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $1.2 million or 35% of total net charge-offs during 2005 compared to $789 thousand or 30% of total net charge-offs during 2004. The change in bankruptcy laws adversely impacted Citizens Finance Co. as more customers elected to declare bankruptcy prior to year-end 2005. Net losses as a percentage of average gross loans at Citizens was 3.94% for 2005 compared to 3.44% for 2004 and 3.69% for 2003. Loans with payments past due for more than thirty days at Citizens was 5.32% of gross loans at year-end 2005 compared to 4.09% at year-end 2004 and 4.82% at year-end 2003.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2005, 2004, 2003, 2002 and 2001
(Dollars in thousands)

	2005	2004	2003	2002	2001
Allowance at beginning of year	$24,973	$18,490	$16,091	$14,660	$13,592
Charge-offs:
Commercial and commercial real estate	2,203	1,736	499	795	1,477
Residential mortgage	75	104	108	38	32
Agricultural and agricultural real estate	160	78	6	279	463
Consumer	2,141	1,699	1,779	2,085	1,785
Lease financing	-	-	-	6	-
Total charge-offs	4,579	3,617	2,392	3,203	3,757
Recoveries:
Commercial and commercial real estate	544	345	112	836	79
Residential mortgage	1	35	2	8	-
Agricultural and agricultural real estate	141	188	29	177	108
Consumer	466	437	465	389	355
Lease financing	-	-	-	-	-
Total recoveries	1,152	1,005	608	1,410	542
Net charge-offs [1]	3,427	2,612	1,784	1,793	3,215
Provision for loan and lease losses from continuing operations	6,564	4,846	4,183	3,553	4,258
Provision for loan and lease losses from discontinued operations	-	-	-	(329)	25
Additions related to acquisitions	-	4,249	-	-	-
Adjustment for transfer to other liabilities for unfunded commitments	(319)	-	-	-	-
Allowance at end of year	$27,791	$24,973	$18,490	$16,091	$14,660
Net charge-offs to average loans and leases	0.18%	0.16%	0.14%	0.16%	0.31%

[1]	Includes net charge-offs at Citizens Finance, Heartland’s consumer finance company, of $1,185 for 2005; $789 for 2004; $808 for 2003; $1,182 for 2002 and $1,043 for 2001.

The table above summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans and leases outstanding.

The table below shows Heartland’s allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2005, 2004, 2003, 2002 and 2001
(Dollars in thousands)

	2005		2004		2003		2002		2001
	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases
Commercial and commercial real estate	$17,478	66.65%	$15,463	65.42%	$9,776	64.93%	$8,408	63.49%	$7,534	59.91%
Residential mortgage	1,593	11.23	1,357	11.98	1,224	11.19	1,328	11.55	1,192	13.43
Agricultural and agricultural real estate	2,526	11.77	2,857	12.27	2,926	12.54	2,239	13.45	2,214	13.43
Consumer	2,893	9.25	2,190	9.41	2,351	10.31	2,083	10.44	2,009	11.79
Lease financing	149	1.10	103	0.92	121	1.03	140	1.07	162	1.44
Unallocated	3,152		3,003		2,092		1,893		1,549
Total allowance for loan and lease losses	$27,791		$24,973		$18,490		$16,091		$14,660

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 19% and 21% of total assets at December 31, 2005 and 2004, respectively. During 2005, a portion of the proceeds from securities paydowns, maturities and sales was retained in short-term investments in anticipation of loan growth.

As the yield curve flattened during 2005 and to provide protection in a downward interest rate environment, a portion of the securities portfolio was shifted into longer-term agency securities and higher-yielding and longer-term municipal securities. During the first quarter of 2004, the yield curve steepened and management decided to sell a portion of the U.S. government agency securities nearing maturity at a gain and replace them with a combination of like-term and longer-term agency securities that provided enhanced yields. Also during the first quarter of 2004, a partial liquidation of the available for sale equity securities portfolio was initiated as management elected to use the proceeds to fund acquisitions and its internal expansion efforts. Rocky Mountain Bank’s securities portfolio at December 31, 2004, totaled $61.8 million, of which $16.6 million was in U.S. government agency securities, $32.6 million in mortgage-backed securities and $9.4 million in municipal securities. Exclusive of these securities, there was a shift in the portfolio from mortgage-backed securities into municipal securities during 2004, particularly during the third quarter when a leverage strategy was implemented that included the purchase of $30.0 million in securities.

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

SECURITIES PORTFOLIO COMPOSITION
December 31, 2005, 2004 and 2003
(Dollars in thousands)
	2005		2004		2003
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$234,021	44.38%	$219,670	39.74%	$182,934	40.59%
Mortgage-backed securities	130,334	24.73	164,580	29.78	151,233	33.56
States and political subdivisions	132,958	25.21	123,624	22.36	93,210	20.68
Other securities	29,939	5.68	44,889	8.12	23,303	5.17
Total	$527,252	100.00%	$552,763	100.00%	$450,680	100.00%

SECURITIES PORTFOLIO MATURITIES
December 31, 2005
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$38,398	3.38%	$189,681	3.53%	$5,942	4.61%	$-	0.00%	$234,021	3.53%
Mortgage-backed securities	44,851	3.92	84,999	4.21	47	9.20	437	8.66	130,334	4.26
States and political subdivisions [1]	2,064	5.60	28,913	5.93	58,908	6.35	43,073	7.05	132,958	6.47
Other securities	2,132	3.66	-	-	-	-	-	-	2,132	3.66
Total	$87,445	3.71%	$303,593	3.95%	$64,897	6.20%	$43,510	7.06%	$499,445	4.51%

[1]	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

DEPOSITS AND BORROWED FUNDS

Total average deposits experienced an increase of $290.7 million or 17% during 2005 and $348.3 million or 25% during 2004. Exclusive of $170.5 million attributable to deposits at Rocky Mountain Bank, growth in average deposits during 2004 was $177.8 million or 13%. Increases in total average deposits occurred at all of the Bank Subsidiaries during 2005 and 2004, except for Galena State Bank and Trust Company, which experienced a slight decrease during 2005. The addition of new banking locations in both the West and Midwest have contributed to the growth in deposits, as well as, an increased focus on attracting new deposit customers in all of the markets served by the Bank Subsidiaries.

The deposit category to experience the biggest percentage increase during both 2005 and 2004 was demand deposits. Heartland’s two newer de novo banks, New Mexico Bank & Trust and Arizona Bank & Trust have been the most successful at attracting demand deposits. Also experiencing meaningful growth in demand deposits since year-end 2004 was Rocky Mountain Bank. Exclusive of the $27.8 million attributable to demand deposits at Rocky Mountain Bank, internal growth was $45.6 million or 22% during 2004. The Bank Subsidiaries experiencing the most significant growth in demand deposits during 2004 were New Mexico Bank & Trust, Dubuque Bank and Trust Company, Wisconsin Community Bank and Arizona Bank & Trust.

The savings deposit category increased by $83.3 million or 12% during 2005 with significant growth occurring at Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust and Rocky Mountain Bank. During 2004, the savings deposit category experienced the biggest dollar growth internally at $76.4 million or 14% when excluding the $62.4 million attributable to savings deposits at Rocky Mountain Bank. In addition to Dubuque Bank and Trust Company and Galena State Bank and Trust Company, Heartland’s banks in Wisconsin, New Mexico and Arizona were responsible for the majority of the growth in savings deposits during 2004.

As interest rates rose during 2005, customers became more interested in certificate of deposit accounts. The time deposit category grew by $155.4 million or 19% during 2005. An increase in brokered deposits was responsible for $44.8 million or 29% of this growth. Exclusive of brokered deposits, the banks experiencing the largest growth in time deposits were Rocky Mountain Bank, Dubuque Bank and Trust Company and New Mexico Bank & Trust. Total brokered deposits outstanding at Heartland’s bank subsidiaries ended the year 2005 at $145.5 million, an increase of $4.5 million or less than 4% since year-end 2004. The time deposit category increased $55.6 million or 8% during 2004 when excluding the $80.3 million attributable to time deposits at Rocky Mountain Bank. The issuance of brokered deposits comprised $46.3 million or 83% of this increase. At year-end 2004, total brokered deposits were $141.1 million, an increase of $110.8 million since year-end 2003.

The table below sets forth the distribution of Heartland’s average deposit account balances and the average interest rates paid on each category of deposits for the years indicated. Brokered deposit balances are included in time deposits less than $100,000.

AVERAGE DEPOSITS
For the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)
	2005			2004			2003
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$330,379	16.16%	0.00%	$278,432	15.88%	0.00%	$204,812	14.57%	0.00%
Savings	754,086	36.89	1.46	670,758	38.25	0.88	532,023	37.86	0.90
Time deposits less than $100,000	758,448	37.10	3.41	651,611	37.16	3.22	527,627	37.55	3.65
Time deposits of $100,000 or more	201,377	9.85	3.23	152,787	8.71	2.59	140,834	10.02	2.64
Total deposits	$2,044,290	100.00%		$1,753,588	100.00%		$1,405,296	100.00%

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2005.

TIME DEPOSITS $100,000 AND OVER
(Dollars in thousands)
December 31, 2005
3 months or less	$36,630
Over 3 months through 6 months	47,094
Over 6 months through 12 months	61,677
Over 12 months	72,270
$217,671

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term FHLB advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At year-end 2005, short-term borrowings had increased $24.1 million or 10%. At year-end 2004, short-term borrowings had increased $54.6 million or 31%, of which $29.5 million or 54% of the change was borrowings at Rocky Mountain Bank.

All of the Bank Subsidiaries provide repurchase agreements to their customer as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. During 2005, these balances had increased $12.5 million or 7%. Exclusive of $9.9 million at Rocky Mountain Bank, repurchase agreement balances increased $46.8 million or 41% during 2004. A majority of the increase in 2004 was the result of one large municipal account at New Mexico Bank & Trust of which a large portion of the balance was dispersed during the first six months of 2005. Additionally, as short-term interest rates rose during the year, some repurchase agreement customers returned a portion of their deposit balances to this more liquid product from longer-term higher-yielding products.

Also included in short-term borrowings are the credit lines Heartland entered into with two unaffiliated banks. On January 31, 2004, Heartland entered into a credit agreement with the two unaffiliated banks with which we already had an existing line of credit, and an additional unaffiliated bank, to replace the existing revolving credit lines as well as to increase availability under a revolving credit line. Under the new revolving credit line, Heartland may borrow up to $70.0 million. The previous credit line provided up to $50.0 million. The additional $20.0 million credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar-sized lines currently in place at those subsidiaries. At December 31, 2005, a total of $60.8 million was outstanding on these credit lines compared to $43.0 million at December 31, 2004, and $25.0 million at December 31, 2003. Additional borrowings were needed during 2005 to provide funding for the growth at Citizens Finance Co., the purchase of additional assets for operating leases at ULTEA and treasury stock purchases. During 2004, additional borrowings were needed during the third quarter to facilitate the redemption of $25.0 million in trust preferred securities.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS
(Dollars in thousands)
	As of or for the years ended December 31,
	2005	2004	2003
Balance at end of period	$255,623	$231,475	$176,835
Maximum month-end amount outstanding	266,194	231,475	176,835
Average month-end amount outstanding	233,051	187,046	151,037
Weighted average interest rate at year-end	3.68%	1.88%	1.36%
Weighted average interest rate for the year	2.99%	1.67%	1.54%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $220.9 million at December 31, 2005, compared to $196.2 million at December 31, 2004. Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. On September 30, 2004, $25.0 million 9.60% trust preferred capital securities, originally issued in 1999, were redeemed. On March 17, 2004, Heartland completed an additional issuance of $25.0 million in variable rate cumulative capital securities. This variable rate issuance matures on March 17, 2034, and bears interest at the rate of 2.75% per annum over the three-month LIBOR rate, as calculated each quarter. As a result of the Rocky Mountain Bancorporation acquisition, Heartland assumed the outstanding obligation on $5.0 million of trust preferred capital securities maturing on September 7, 2030. A schedule of the Heartland’s trust preferred offerings outstanding as of December 31, 2005, is as follows:

Amount Issued	Issuance Date	Interest Rate	Maturity Date	Callable Date

$5,000,000	08/07/00	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	Variable	12/18/31	12/18/06
5,000,000	06/27/02	Variable	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	10/10/33	10/10/08
25,000,000	03/17/04	Variable	03/17/34	03/17/09
$63,000,000

Also in other borrowings are the Bank Subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 2005, totaled $151.0 million, an increase of $27.6 million or 22% over the December 31, 2004, total FHLB borrowings of $123.5 million. These advances, the majority of which are fixed-rate advances with original terms between three and five years, were used to fund a portion of the fixed-rate commercial and residential loan growth experienced. During 2004, these borrowings had increased $22.0 million or 22% from $101.5 million at year-end 2003. Of this increase, $19.1 million was attributable to Rocky Mountain Bank.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2005:

(Dollars in thousands)
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Long-term debt obligations	$220,871	$83,301	$24,346	$23,952	$89,272
Operating lease obligations	4,138	901	1,254	800	1,183
Purchase obligations	33,742	32,510	1,232	-	-
Other long-term liabilities	3,673	1,269	218	218	1,968
Total contractual obligations	$262,424	$117,981	$27,050	$24,970	$92,423

Other commitments:
Lines of credit	$556,936	$440,495	$67,602	$18,968	$29,871
Standby letters of credit	25,672	21,289	2,179	239	1,965
Total other commitments	$582,608	$461,784	$69,781	$19,207	$31,836

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 9.28% and 10.61%, respectively, on December 31, 2005, compared to 9.23% and 10.82%, respectively, on December 31, 2004, and 10.29% and 12.42%, respectively, on December 31, 2003. At December 31, 2005, Heartland’s leverage ratio, the ratio of Tier 1 capital to total average assets, was 7.66% compared to 7.26% and 8.07% at December 31, 2004 and 2003, respectively. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS [1]
(Dollars in thousands)
	December 31,
	2005		2004		2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$209,968	9.28%	$187,424	9.23%	$158,346	10.29%
Tier 1 capital minimum requirement	90,514	4.00%	81,251	4.00%	61,536	4.00%
Excess	$119,454	5.28%	$106,173	5.23%	$96,810	6.29%
Total capital	$240,152	10.61%	$219,839	10.82%	$191,060	12.42%
Total capital minimum requirement	181,028	8.00%	162,503	8.00%	123,072	8.00%
Excess	$59,124	2.61%	$57,336	2.82%	$67,988	4.42%
Total risk-adjusted assets	$2,262,854		$2,031,286		$1,538,406

[1]
Based on the risk-based capital guidelines of the federal Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%

LEVERAGE RATIOS [1]
(Dollars in thousands)
	December 31,
	2005		2004		2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$209,968	7.66%	$187,424	7.26%	$158,346	8.07%
Tier 1 capital minimum requirement [2]	109,637	4.00%	103,164	4.00%	78,464	4.00%
Excess	$100,331	3.66%	$84,260	3.26%	$79,882	4.07%
Average adjusted assets	$2,740,922		$2,580,626		$1,961,588

[1]	The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
[2]
Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. On January 31, 2006,
Heartland completed an offering of $20.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust V. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used as a permanent source of funding for Heartland’s nonbanking subsidiaries and for general corporate purposes, including future acquisitions. Interest is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The debentures will mature and the trust preferred securities must be redeemed on January 31, 2036. Heartland has the option to shorten the maturity date to a date not earlier than January 31, 2011. For regulatory purposes, all $20.0 million should qualify as Tier 2 capital.

On January 12, 2006, Heartland announced that it had signed a definitive agreement to acquire Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona. Heartland expects to combine the acquired assets and deposit accounts into Arizona Bank & Trust. The total purchase price is $18 million payable in cash. Subject to approvals by bank regulatory authorities and shareholders, the transaction is expected to close during the second quarter of 2006.

In December of 2005, Heartland and Wisconsin Community Bank were parties to a trial in which it was alleged that the contract relating to the 2002 sale of Wisconsin Community Bank’s Eau Claire branch was breached. The plaintiff alleged damages of $2.4 million, while Heartland and Wisconsin Community Bank alleged damages of $600,000 in a counterclaim. The judge requested written arguments from both parties by January 27, 2006, and has indicated that he intends to decide the case shortly thereafter. Heartland believes the claims against it and Wisconsin Community Bank are without merit and continues to defend their positions vigorously.

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

During 2006, we plan to continue the expansion of our existing banks. New Mexico Bank & Trust opened one new location in Albuquerque in January and construction is under way on an additional site in Albuquerque with opening targeted for mid-March. Plans are also being developed for one new location in Santa Fe with completion targeted for the fourth quarter. Construction on a new site in Chandler, Arizona for Arizona Bank & Trust is underway with completion targeted for April 2006 and plans are being developed for an additional site in Gilbert, Arizona for completion during the third quarter. Expansion in the West is consistent with our long-range goal to have at least 50 percent of our assets in this fast growing region of the United States. Additionally, in the Midwest, we plan to add one branch location in Madison, Wisconsin under the Wisconsin Community Bank. Costs related to the construction of these facilities are anticipated to be approximately $18 million in the aggregate.

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

Net cash outflows from investing activities were $201.6 million during 2005, $263.0 million during 2004 and $276.1 million during 2003. The decrease in the cash outflows during 2005 from investing activities was primarily a result of activities within the securities portfolio. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. During 2005, a portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth.

Net cash provided by financing activities was $174.0 million during 2005, $225.0 million during 2004 and $206.9 million during 2003. During 2005, there was a net increase in deposit accounts of $134.3 million compared to $205.4 million during 2004. Like many banks, Heartland has had difficulty maintaining a consistent level of deposit growth from year to year as the competition for deposit balances grows. The increase in net cash provided by financing activities during 2004 was primarily the result of growth in time deposits and short-term borrowings, which was partially offset by repayments of other borrowings including the $25.0 million redemption of trust preferred securities.

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

At December 31, 2005, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $70.0 million, of which $60.8 million had been borrowed. A portion of these lines provide funding for the operations of Citizens and ULTEA. At December 31, 2005, the borrowings on these lines for Citizens and ULTEA were $25.0 million and $10.0 million, respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2005, Heartland was in compliance with the covenants contained in the credit agreement.

The ability of Heartland to pay dividends to its stockholders is partially dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Additionally, as described above, Heartland’s revolving credit agreement requires our Bank Subsidiaries to remain well capitalized. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $20.8 million as of December 31, 2005, under the capital requirements to remain well capitalized.

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

Heartland management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland management team and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of Heartland’s and each of the Bank Subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Through the use of these tools, Heartland has determined that the balance sheet is structured such that, during the first year of an upward shift in interest rates, the positive change in net interest margin were be minimal; whereas, in a downward shift in interest rates, the negative change in net interest margin would be more significant. In a two year horizon, the positive impact an upward shift would have on net interest margin increases to a more significant level as does the negative impact a downward shift would have on the net interest margin, all other factors being held constant. Although management has entered into derivative financial instruments to mitigate the exposure Heartland’s net interest margin has in a downward rate environment, it does not believe that Heartland’s primary market risk exposures and how those exposures were managed in 2005 have materially changed when compared to 2004.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest payments. Heartland has an interest rate swap contract to effectively convert $25.0 million of its variable rate interest rate debt to fixed interest rate debt. Under the interest rate swap contract, Heartland agrees to pay an amount equal to a fixed rate of interest times a notional principal amount of $25.0 million, and to receive in return an amount equal to a specified variable rate of interest times the same notional principal amount. The notional amounts are not exchanged and payments under the interest rate swap contract are made monthly. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as an asset in the amount of $55 thousand as of December 31, 2005. In July of 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.50% on a notional amount of $100.0 million. All changes in the fair market value of this hedge transaction of $43 thousand flowed through Heartland’s income statement under the other noninterest income category since it is accounted for as a free-standing derivative. The fair market value of this floor contract was recorded as an asset of $1 thousand as of December 31, 2005. In September of 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset whenever prime changes. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of December 31, 2005, the fair market value of this collar transaction was recorded as a liability of $143 thousand and was accounted for as a cash flow hedge. By using derivatives, Heartland is exposed to credit risk if counterparties to derivative instruments do not perform as expected. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments.

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

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 2005.

HEARTLAND FINANCIAL USA, INC.
Quantitative and Qualitative Disclosures about Market Risk
Table of Market Risk Sensitive Instruments
December 31, 2005 (Dollars in thousands)
MATURING IN:	2006	2007	2008	2009	2010	Thereafter	TOTAL	Average Interest Rate	Estimated Fair Value
ASSETS
Fed funds sold and other short-term investments	$40,599	$-	$-	$-	$-	$-	$40,599	4.00%	$40,599
Time deposits in other financial institutions	-	-	-	-	-	-	-	-	-
Trading	-	-	-	-	-	515	515	-	515
Securities	87,445	105,061	134,089	51,501	12,942	136,214	527,252	4.51	527,252
Loans and leases(1):
Fixed rate loans	278,714	152,877	163,530	91,693	99,017	117,194	903,025	7.03	902,147
Variable rate loans	515,401	128,017	96,934	46,813	66,563	237,058	1,090,786	7.35	1,090,786
Loans and leases	794,115	280,894	260,464	138,506	165,580	354,252	1,993,811		1,992,933
Total Market Risk Sensitive Assets	$922,159	$385,955	$394,553	$190,007	$178,522	$490,981	$2,562,177		$2,561,299
LIABILITIES
Savings	$754,360	$-	$-	$-	$-	$-	$754,360	1.82%	$754,360
Time deposits:
Fixed rate time certificates less than $100,000	367,729	210,085	98,398	60,000	37,526	222	773,960	3.60	773,960
Variable rate time certificates less than $100,000	4,662	9,815	5,003	-	-	-	19,480	3.29	19,480
Time deposits less than $100,000	372,391	219,900	103,401	60,000	37,526	222	793,440		793,440
Time deposits of $100,000 or more	145,401	32,849	25,300	6,696	7,425	-	217,671	3.64	217,671
Federal funds purchases, securities sold under repurchase agreements and other short-term borrowings	255,623	-	-	-	-	-	255,623	3.68	255,623
Other borrowings:
Fixed rate borrowings	83,301	10,179	14,167	497	23,455	50,095	181,694	3.99	181,407
Variable rate borrowings	-	-	-	-	-	39,177	39,177	5.57	39,177
Other borrowings	83,301	10,179	14,167	497	23,455	89,272	220,871		220,584
Total Market Risk Sensitive Liabilities	$1,611,076	$262,928	$142,868	$67,193	$68,406	$89,494	$2,241,965		$2,241,678

(1) Includes loans held for sale

ITEM 8.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
		December 31,	December 31,
	Notes	2005	2004
ASSETS
Cash and due from banks	3	$40,422	$68,919
Federal funds sold and other short-term investments		40,599	4,830
Cash and cash equivalents		81,021	73,749
Time deposits in other financial institutions		-	1,178
Securities:	4
Trading, at fair value		515	521
Available for sale, at fair value (cost of $528,647 for 2005 and $547,585 for 2004)		527,252	552,763
Loans held for sale		40,745	32,161
Gross loans and leases:	5
Loans and leases		1,953,066	1,772,954
Allowance for loan and lease losses	6	(27,791)	(24,973)
Loans and leases, net		1,925,275	1,747,981
Assets under operating leases		40,644	35,188
Premises, furniture and equipment, net	7	92,769	79,353
Other real estate, net		1,586	425
Goodwill		35,398	35,374
Intangible assets, net	8	9,159	10,162
Other assets		63,968	60,200
TOTAL ASSETS		$2,818,332	$2,629,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:	9
Demand		$352,707	$323,014
Savings		754,360	750,870
Time		1,011,111	909,962
Total deposits		2,118,178	1,983,846
Short-term borrowings	10	255,623	231,475
Other borrowings	11	220,871	196,193
Accrued expenses and other liabilities		35,848	41,759
TOTAL LIABILITIES		2,630,520	2,453,273
Commitments and contingencies	15	-	-
STOCKHOLDERS’ EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized, 184,000 shares, none issued or outstanding)		-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares, none issued or outstanding)		-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares at December 31, 2005 and at December 31, 2004; issued 16,547,482 shares at December 31, 2005 and at December 31, 2004)		16,547	16,547
Capital surplus		40,256	40,446
Retained earnings		135,112	117,800
Accumulated other comprehensive income (loss)		(1,011)	2,889
Treasury stock at cost (157,067 shares at December 31, 2005 and 106,424 shares at December 31, 2004, respectively)		(3,092)	(1,900)
TOTAL STOCKHOLDERS’ EQUITY		187,812	175,782

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,818,332	$2,629,055

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2005	2004	2003
INTEREST INCOME:
Interest and fees on loans and leases	5	$133,842	$103,018	$85,936
Interest on securities:
Taxable		13,896	13,400	9,100
Nontaxable		5,512	4,574	3,952
Interest on federal funds sold		475	175	355
Interest on interest bearing deposits in other financial institutions		277	227	174
TOTAL INTEREST INCOME		154,002	121,394	99,517
INTEREST EXPENSE:
Interest on deposits	9	43,383	30,848	27,763
Interest on short-term borrowings	10	6,985	3,095	2,350
Interest on other borrowings	11	10,767	10,321	8,214
TOTAL INTEREST EXPENSE		61,135	44,264	38,327
NET INTEREST INCOME		92,867	77,130	61,190
Provision for loan and lease losses	6	6,564	4,846	4,183
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		86,303	72,284	57,007
NONINTEREST INCOME:
Service charges and fees, net		11,337	9,919	6,207
Trust fees		6,530	4,968	3,814
Brokerage commissions		856	1,100	863
Insurance commissions		545	757	703
Securities gains, net		198	1,861	1,823
Gain (loss) on trading account securities		(11)	54	453
Impairment loss on equity securities		-	-	(317)
Rental income on operating leases		15,463	13,780	13,807
Gains on sale of loans		3,528	3,410	6,339
Valuation adjustment on mortgage servicing rights		39	92	338
Other noninterest income		3,100	1,900	2,511
TOTAL NONINTEREST INCOME		41,585	37,841	36,541
NONINTEREST EXPENSES:
Salaries and employee benefits	14	46,329	39,443	33,113
Occupancy	15	6,017	4,978	3,880
Furniture and equipment	7	6,187	5,322	4,115
Depreciation on assets under operating leases		12,597	11,360	11,353
Outside services		8,176	6,995	4,695
FDIC deposit insurance assessment		272	241	218
Advertising		3,265	2,658	2,354
Intangible assets amortization	8	1,014	764	404
Other noninterest expenses		11,155	10,175	7,560
TOTAL NONINTEREST EXPENSES		95,012	81,936	67,692
INCOME BEFORE INCOME TAXES		32,876	28,189	25,856
Income taxes	13	10,150	7,937	8,137
NET INCOME		$22,726	$20,252	$17,719
EARNINGS PER COMMON SHARE - BASIC		$1.38	$1.28	$1.18
EARNINGS PER COMMON SHARE - DILUTED		$1.36	$1.26	$1.16
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.33	$0.32	$0.27

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
		For the Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$22,726	$20,252	$17,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,020	17,362	15,543
Provision for loan and lease losses	6,564	4,846	4,183
Provision for deferred taxes	(327)	(781)	2,465
Net amortization of premium on securities	2,950	3,211	7,580
Securities gains, net	(198)	(1,861)	(1,823)
(Increase) decrease in trading account securities	6	552	(158)
Loss on impairment of equity securities		-	317
Loans originated for sale	(273,750)	(243,992)	(434,851)
Proceeds on sales of loans	268,694	240,919	438,679
Net gain on sales of loans	(3,528)	(3,410)	(6,339)
Increase in accrued interest receivable	(2,507)	(716)	(104)
Increase in accrued interest payable	1,474	1,172	468
Other, net	(7,176)	2,369	(3,554)
Net cash provided by operating activities	34,948	39,923	40,125

Cash Flows From Investing Activities:
Purchase of time deposits	-	-	(95)
Proceeds on maturities of time deposits	1,178	-	700
Proceeds from the sale of securities available for sale	25,662	116,069	81,545
Proceeds from the maturity of and principal paydowns on securities available for sale	130,524	92,399	188,529
Purchase of securities available for sale	(139,797)	(265,197)	(334,944)
Net increase in loans and leases	(183,572)	(173,103)	(171,795)
Purchase of bank-owned life insurance policies	-	-	(10,000)
Increase in assets under operating leases	(18,053)	(14,912)	(12,622)
Capital expenditures	(19,726)	(18,883)	(18,677)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	-	2,174	-
Net cash and cash equivalents paid in acquisition of trust assets	-	(2,125)	-
Proceeds on sale of OREO and other repossessed assets	2,141	570	1,249
Net cash used by investing activities	(201,643)	(263,008)	(276,110)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	33,183	110,840	106,073
Net increase in time deposit accounts	101,149	94,521	48,430
Net increase in short-term borrowings	24,148	37,172	15,456
Proceeds from other borrowings	59,974	47,993	52,750
Repayments of other borrowings	(35,296)	(57,085)	(5,091)
Purchase of treasury stock	(5,784)	(5,254)	(7,999)
Proceeds from issuance of common stock	2,007	1,814	1,339
Dividends paid	(5,414)	(5,036)	(4,096)
Net cash provided by financing activities	173,967	224,965	206,862
Net increase (decrease) in cash and cash equivalents	7,272	1,880	(29,123)
Cash and cash equivalents at beginning of year	73,749	71,869	100,992
CASH AND CASH EQUIVALENTS AT END OF YEAR	$81,021	$73,749	$71,869

Supplemental disclosure:
Cash paid for income/franchise taxes	$11,298	$2,263	$7,795
Cash paid for interest	$59,661	$40,336	$38,694
Acquisitions:
Net assets acquired	$-	$19,961	$-
Cash paid for purchase of stock	$-	$10,416	$-
Cash acquired	$-	$12,590	$-
Net cash received for acquisition	$-	$2,174	$-
Common stock issued for acquisition	$-	$24,082	$-

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2003	$9,906	$16,725	$94,048	$4,230	$(868)	$124,041
Net Income			17,719			17,719
Unrealized gain (loss) on securities available for sale				2,030		2,030
Reclassification adjustment for net security gains realized in net income				(1,506)		(1,506)
Unrealized gain (loss) on derivatives arising during the period, net of realized losses of $819				331		331
Income taxes				(291)		(291)
Comprehensive income						18,283
Cash dividends declared:
Common, $.27 per share			(4,096)			(4,096)
Three-for-two stock split	5,087		(5,087)			-
Purchase of 427,344 shares of common stock					(7,999)	(7,999)
Issuance of 821,226 shares of common stock	269	3,340			7,085	10,694
Balance at December 31, 2003	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net Income			20,252			20,252
Unrealized gain (loss) on securities available for sale				(2,035)		(2,035)
Reclassification adjustment for net security gains realized in net income				(1,861)		(1,861)
Unrealized gain (loss) on derivatives arising during the period net of realized losses of $773				853		853
Income taxes				1,138		1,138
Comprehensive income						18,347
Cash dividends declared:
Common, $.32 per share			(5,036)			(5,036)
Purchase of 290,994 shares of common stock					(5,254)	(5,254)
Issuance of 1,568,549 shares of common stock	1,285	20,381			5,136	26,802
Balance at December 31, 2004	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net Income			22,726			22,726
Unrealized gain (loss) on securities available for sale				(6,374)		(6,374)
Reclassification adjustment for net security gains realized in net income				(198)		(198)
Unrealized gain (loss) on derivatives arising during the period, net of realized losses of $289				337		337
Income taxes				2,335		2,335
Comprehensive income						18,826
Cash dividends declared:
Common, $.33 per share			(5,414)			(5,414)
Purchase of 290,651 shares of common stock					(5,784)	(5,784)
Issuance of 240,009 shares of common stock		(683)			4,592	3,909
Commitments to issue common stock for restricted stock awards		493				493
Balance at December 31, 2005	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices serving communities in and around Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona; and Flathead, Gallatin, Jefferson, Powder River, Ravalli, Sanders, Sheridan and Yellowstone Counties in Montana. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; First Community Bank; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Citizens Finance Co.; ULTEA, Inc.; HTLF Capital Corp.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial Capital Trust II; Heartland Financial Statutory Trust II; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; and Rocky Mountain Statutory Trust I. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was an 86% owner on December 31, 2005. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest in the majority-owned subsidiaries is immaterial and included in other liabilities.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan and lease losses.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

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

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated financial statements. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2005 and 2004, Heartland was servicing loans for others with aggregate unpaid principal balances of $582.7 million and $575.2 million, respectively.

Allowance for Loan and Lease Losses - The allowance for loan and lease losses is maintained at a level estimated by management to provide for known and inherent risks in the loan and lease portfolios. The allowance is based upon a continuing review of past loan and lease loss experience, current economic conditions, volume growth, the underlying collateral value of the loans and leases and other relevant factors. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance. Provisions for loan and lease losses and recoveries on previously charged-off loans and leases are added to the allowance. See the Critical Accounting Policies section within management’s discussion and analysis for more details.

Reserve for Unfunded Commitments—This reserve is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with Heartland’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses, and recoveries on loans previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

Prior to June 30, 2005, the reserve for unfunded commitments was included in the allowance for loan losses. During the second quarter of 2005, approximately $319 thousand of the allowance was reclassified to establish the reserve for unfunded commitments. Prior to January 1, 2005, there was not any specific component of the allowance for loan losses ascribed to unfunded commitments, therefore this reclassification was not applied to periods prior to 2005.

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

Assets under Operating Leases - Assets under operating leases, generally automobiles, are provided through ULTEA, Inc. These assets are stated at cost less accumulated depreciation. The provision for depreciation of assets under operating leases is recorded on a straight-line basis over the life of the lease taking into account the estimated residual value. These leases are cancelable any time after the first twelve months. Rental income on these operating leases is recognized on a straight-line basis with a reset every twelve months. At December 31, 2005, gross balances of assets under operating leases were $61.9 million and accumulated depreciation on these assets was $21.3 million At December 31, 2004, gross balances of assets under operating leases were $52.5 million and accumulated depreciation on these assets was $17.3 million.

Intangible Assets - Intangible assets consist of goodwill, core deposit premiums, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. No impairment was recorded for the years ended December 31, 2005, 2004 or 2003.

Core deposit premiums are amortized over ten years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized. The values of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. No valuation allowance was required as of December 31, 2005, and a valuation allowance of $39 thousand was required as of December 31, 2004.

The following table summarizes the changes in capitalized mortgage servicing rights:
(Dollars in thousands)
	2005	2004
Balance, beginning of year	$3,252	$3,037
Originations	956	1,225
Amortization	(984)	(1,102)
Valuation adjustment	39	92
Balance, end of year	$3,263	$3,252

Mortgage loans serviced for others were $582.7 million and $575.2 million as of December 31, 2005 and 2004, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $2.6 million and $2.3 million as of December 31, 2005 and 2004, respectively.

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

Derivative Financial Instruments - On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management including interest rate swaps, caps, floors and collars. Heartland records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivatives used to hedge the exposure to variability in expected future cash flows are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in earnings. Heartland assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

Heartland has no fair value hedging relationships. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the income statement through noninterest income.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 are shown in the table below:

(Dollars and number of shares in thousands)
	2005	2004	2003
Net income	$22,726	$20,252	$17,719
Weighted average common shares outstanding for basic earnings per share	16,415	15,869	14,984
Assumed incremental common shares issued upon exercise of stock options	287	216	274
Weighted average common shares for diluted earnings per share	16,702	16,085	15,258
Earnings per common share-basic	$1.38	$1.28	$1.18
Earnings per common share-diluted	1.36	1.26	1.16

Stock-Based Compensation - Heartland applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost for its stock options has been recognized in the financial statements. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 148, Heartland’s net income would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except earnings per share data)
	2005	2004	2003
Net income as reported	$22,726	$20,252	$17,719
Additional compensation expense	210	200	216
Pro forma	$22,516	$20,052	$17,503
Earnings per share-basic as reported	$1.38	$1.28	$1.18
Pro forma	1.37	1.26	1.17
Earnings per share-diluted as reported	1.36	1.26	1.16
Pro forma	1.35	1.25	1.15

Pro forma net income only reflects options granted in the years from 1996 through 2005. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options’ vesting period, and compensation cost for options granted prior to January 1, 1996, is not considered.

Effect of New Financial Accounting Standards - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Heartland adopted FAS 123R on January 1, 2006, using the “modified prospective” transition method. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. FAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. Taking into account our 2006 option grant, we anticipate that total stock option expense will reduce 2006 earnings by approximately $.02 per share.

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

On December 12, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (“loans”) acquired in a transfer if those differences are attributable, at lest in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (“acceptable yield”) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (“nonaccretable difference”) not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. This prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004. Heartland’s adoption of SOP 03-3 on January 1, 2005, did not have a material effect on the consolidated financial statements.

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

On January 12, 2006, Heartland announced the signing of a definitive agreement to acquire Bank of the Southwest, a financial institution with offices in Phoenix and Tempe, Arizona. Heartland expects to combine the acquired assets and deposit accounts into the existing Arizona Bank & Trust. The total purchase price is $18.0 million payable in cash. Subject to approvals by bank regulatory authorities and stockholders, the transaction is expected to close in the second quarter of 2006. Bank of the Southwest had assets of $70.0 million at December 31, 2005.

On August 31, 2004, Heartland completed its acquisition of the Wealth Management Group of Colonial Trust Company, a publicly held trust company based in Phoenix, Arizona. The Wealth Management Group, Colonial Trust Company’s personal trust division, had trust assets of $154.0 million and projected annual revenues of $1.2 million at August 31, 2004. The purchase price was $2.1 million, all in cash. The resultant acquired customer relationship intangible of $809 thousand is being amortized over a period of 22 years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $1.3 million was recorded as goodwill on Heartland’s consolidated financial statements.

On June 1, 2004, Heartland consummated its acquisition of 100% of the outstanding common stock of the Rocky Mountain Bancorporation, the one-bank holding company of Rocky Mountain Bank with eight locations in the Montana communities of Bigfork, Billings, Bozeman, Broadus, Plains, Plentywood, Stevensville and Whitehall. Rocky Mountain Bank had total assets of $353.5 million, total loans of $278.1 million and total deposits of $285.7 million immediately prior to the closing on May 31, 2004. The purchase price for Rocky Mountain Bancorporation of $34.5 million consisted of $10.4 million cash and 1,387,227 shares of Heartland common stock valued at $18.34 per share. The results of operations of Rocky Mountain Bank are included in the consolidated financial statements from the acquisition date. The resultant acquired core deposit intangible of $4.7 million is being amortized over a period of ten years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $13.9 million was recorded as goodwill on Heartland’s consolidated financial statements.

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2005 and 2004 were $5.5 and $10.1 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2005 and 2004 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005
Securities available for sale:
U.S. government corporations and agencies	$239,486	$-	$(5,465)	$234,021
Mortgage-backed securities	131,809	134	(1,609)	130,334
Obligations of states and political subdivisions	127,576	5,784	(402)	132,958
Corporate debt securities	2,159	-	(27)	2,132
Total debt securities	501,030	5,918	(7,503)	499,445
Equity securities	27,617	371	(181)	27,807
Total	$528,647	$6,289	$(7,684)	$527,252

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2004
Securities available for sale:
U.S. government corporations and agencies	$220,856	$415	$(1,601)	$219,670
Mortgage-backed securities	164,993	399	(812)	164,580
Obligations of states and political subdivisions	117,028	6,777	(181)	123,624
Corporate debt securities	18,241	-	(27)	18,214
Total debt securities	521,118	7,591	(2,621)	526,088
Equity securities	26,467	228	(20)	26,675
Total	$547,585	$7,819	$(2,641)	$552,763

All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2005 and 2004, were shares of stock in the Federal Home Loan Bank of Des Moines, Chicago, Dallas, San Francisco and Seattle at an amortized cost of $17.2 million and $22.2 million, respectively. There were no unrealized gains or losses recorded on these securities as they are not readily marketable.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2005, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$88,026	$87,445
Due in 1 to 5 years	309,442	303,593
Due in 5 to 10 years	63,157	64,897
Due after 10 years	40,405	43,510
Total	$501,030	$499,445

As of December 31, 2005, securities with a fair value of $340.1 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses related to sales of securities for the years ended December 31, 2005, 2004 and 2003, are summarized as follows:

(Dollars in thousands)
	2005	2004	2003
Securities sold:
Proceeds from sales	$25,662	$116,069	$81,545
Gross security gains	376	2,115	1,990
Gross security losses	178	254	167

During the years ended December 31, 2005, 2004 and 2003 Heartland incurred other than temporary impairment losses of $0, $0 and $317 thousand, respectively, on equity securities available for sale.

The following table summarizes the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2005. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2005. No securities had an unrealized loss of greater than 12 months. The unrealized losses in the debt security portfolio are the result of changes in interest rates and are not related to credit downgrades of the securities. Therefore, Heartland has deemed the impairment as temporary. The fair market value on total debt securities temporarily impaired as of December 31, 2005, was no less than 98% of Heartland’s cost to acquire these securities. In the case of the equity securities temporarily impaired for a period of less than twelve months, the fair market value of the equity securities was no less than 96% of Heartland’s cost to acquire those securities.

Unrealized Losses on Securities

December 31, 2005

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$234,021	$(5,465)	$-	$-	$234,021	$(5,465)
Mortgage-backed securities	114,122	(1,609)	-	-	114,122	(1,609)
Obligations of states and political subdivisions	32,311	(402)	-	-	32,311	(402)
Other debt securities	2,132	(27)	-	-	2,132	(27)
Total debt securities	382,586	(7,503)	-	-	382,586	(7,503)
Equity securities	5,032	(181)	-	-	5,032	(181)
Total temporarily impaired securities	$387,618	$(7,684)	$-	$-	$387,618	$(7,684)

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 2005 and 2004, were as follows:

(Dollars in thousands)
	2005	2004
Commercial and commercial real estate	$1,304,080	$1,162,103
Residential mortgage	219,671	212,842
Agricultural and agricultural real estate	230,357	217,860
Consumer	181,019	167,109
Loans, gross	1,935,127	1,759,914
Unearned discount	(1,870)	(1,920)
Deferred loan fees	(1,777)	(1,324)
Loans, net	1,931,480	1,756,670
Direct financing leases:
Gross rents receivable	20,418	13,078
Estimated residual value	3,996	4,497
Unearned income	(2,828)	(1,291)
Direct financing leases, net	21,586	16,284
Allowance for loan and lease losses	(27,791)	(24,973)
Loans and leases, net	$1,925,275	$1,747,981

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2005, were as follows: $8.0 million for 2006, $6.9 million for 2007, $6.3 million for 2008, $2.1 million for 2009, $903 thousand for 2010 and $140 thousand thereafter.

Nearly 65% of the loan portfolio is concentrated in the Midwest States of Iowa, Illinois and Wisconsin. The remaining portion of the loan portfolio is concentrated in the Western States of New Mexico, Arizona and Montana.

Loans and leases on a nonaccrual status amounted to $14.9 million and $9.8 million at December 31, 2005 and 2004, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $1.2 million and $2.3 million, respectively. The average balances of nonaccrual loans for the years ended December 31, 2005, 2004 and 2003 were $13.8 million, $7.3 million and $4.3 million, respectively. For the years ended December 31, 2005, 2004 and 2003, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $1.1 million, $485 thousand and $475 thousand respectively, and interest income actually recorded amounted to approximately $68 thousand, $88 thousand and $46 thousand, respectively.

There were no loans and leases on a restructured status at December 31, 2005 and 2004.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the year ended December 31, 2005 and 2004, were as follows:

(Dollars in thousands)
	2005	2004
Balance at beginning of year	$35,467	$30,933
Advances	11,936	16,216
Repayments	(19,024)	(11,682)
Balance, end of year	$28,379	$35,467

SIX
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2005, 2004 and 2003, were as follows:

(Dollars in thousands)
	2005	2004	2003
Balance at beginning of year	$24,973	$18,490	$16,091
Provision for loan and lease losses from continuing operations	6,564	4,846	4,183
Recoveries on loans and leases previously charged off	1,152	1,005	608
Loans and leases charged off	(4,579)	(3,617)	(2,392)
Adjustment for transfer to other liabilities for unfunded commitments	(319)	-	-
Additions related to acquisition	-	4,249	-
Balance at end of year	$27,791	$24,973	$18,490

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2005 and 2004, were as follows:

(Dollars in thousands)
	2005	2004
Land and land improvements	$20,059	$14,719
Buildings and building improvements	70,773	62,447
Furniture and equipment	36,812	32,152
Total	127,644	109,318
Less accumulated depreciation	(34,875)	(29,965)
Premises, furniture and equipment, net	$92,769	$79,353

Depreciation expense on premises, furniture and equipment was $5.8 million, $4.8 million and $3.5 million for 2005, 2004, and 2003, respectively.

EIGHT
INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2005 and 2004, are presented in the tables below.

(Dollars in thousands)
	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangibles	$9,217	$4,163	$9,217	$3,205
Mortgage servicing rights	4,685	1,422	4,257	1,005
Customer relationship intangible	917	75	917	19
Total	$14,819	$5,660	$14,391	$4,229
Unamortized intangible assets		$9,159		$10,162

The following table shows the estimated future amortized intangible assets:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ended:
2006	$856	$982	$54	$1,892
2007	787	652	53	1,492
2008	787	543	51	1,381
2009	704	435	50	1,189
2010	435	326	49	810
Thereafter	1,485	325	585	2,395

NINE
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2005 and 2004, were $217.7 million and $162.6 million, respectively. At December 31, 2005, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)

2006	$517,792
2007	252,749
2008	128,702
2009	66,696
2010	44,950
Thereafter	222
$1,011,111

Interest expense on deposits for the years ended December 31, 2005, 2004 and 2003, was as follows:

(Dollars in thousands)
	2005	2004	2003
Savings and money market accounts	$10,991	$5,890	$4,798
Time certificates of deposit in denominations of $100,000 or more	6,505	3,957	3,720
Other time deposits	25,887	21,001	19,245
Interest expense on deposits	$43,383	$30,848	$27,763

TEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2005 and 2004, were as follows:

(Dollars in thousands)
	2005	2004
Securities sold under agreement to repurchase	$181,984	$169,467
Federal funds purchased	7,725	11,525
U.S. Treasury demand note	5,164	6,983
Citizens short-term notes	-	500
Notes payable to unaffiliated banks	60,750	43,000
Total	$255,623	$231,475

On January 31, 2004, Heartland entered into a credit agreement with three unaffiliated banks to replace an existing term credit line, as well as to increase availability under a revolving credit line. Under the new unsecured revolving credit lines, Heartland may borrow up to $70.0 million at any one time. The previous credit line provided up to $50.0 million. The additional $20.0 million credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar sized lines currently in place at those subsidiaries. At December 31, 2005 and December 31, 2004, $60.8 million and $43.0 million was outstanding on the revolving credit lines respectively.

All repurchase agreements as of December 31, 2005 and 2004, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2005, 2004 and 2003, were as follows:

(Dollars in thousands)
	2005	2004	2003
Maximum month-end balance	$266,194	$231,475	$176,835
Average month-end balance	233,051	187,046	151,037
Weighted average interest rate for the year	2.99%	1.67%	1.54%
Weighted average interest rate at year-end	3.68%	1.88%	1.36%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $263.3 million at December 31, 2005, and $164.3 million at December 31, 2004. No borrowings were utilized under the Discount Window Program during either year.

ELEVEN
OTHER BORROWINGS

Other borrowings at December 31, 2005 and 2004, were as follows:

(Dollars in thousands)
	2005	2004
Advances from the FHLB; weighted average maturity dates at December 31, 2005 and 2004 were October 2008 and March 2007, respectively; and weighted average interest rates were 3.96% and 3.99%, respectively	$151,046	$123,450
Notes payable on leased assets with interest rates varying from 2.36% to 6.49%	1,230	4,595
Trust preferred securities	64,951	64,951
Obligations to repurchase minority interest shares of Arizona Bank & Trust	2,234	2,133
Community Development Block Grant Loan Program with the City of Dubuque at 3.00% January 2014	300	800
Contracts payable for purchase of real estate	1,110	264
Total	$220,871	$196,193

The Heartland banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, Dallas, San Francisco and Seattle. The advances from the FHLB are collateralized by the banks’ investment in FHLB stock of $9.0 and $8.8 million at December 31, 2005 and 2004, respectively. Additional collateral is provided by the banks’ one-to-four unit residential mortgages, commercial and agricultural mortgages and securities pledged totaling $715.7 million at December 31, 2005 and $527.8 million at December 31, 2004.

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

As a result of the Rocky Mountain Bancorporation acquisition, Heartland assumed the outstanding obligation on $5.0 million of trust preferred capital securities. Interest is payable semi-annually on March 7 and September 7 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 7, 2030. Heartland has the option to shorten the maturity date to a date not earlier than September 7, 2020. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $111 thousand as of December 31, 2005. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On March 17, 2004, Heartland completed an offering of $25.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust IV. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds were used for general corporate purposes, including future acquisitions or the retirement of debt. Interest is payable quarterly on March 17, June 17, September 17 and December 17 of each year. The debentures will mature and the trust preferred securities must be redeemed on March 17, 2034. Heartland has the option to shorten the maturity date to a date not earlier than March 17, 2009. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $14 thousand as of December 31, 2005. These deferred costs are amortized on a straight-line basis over the life of the debentures.

Heartland has an irrevocable obligation to repurchase the common shares of Arizona Bank & Trust owned by minority shareholders on August 18, 2008. The minority shareholders are obligated to sell their shares to Heartland on that same date. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through December 31, 2005, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time through August 18, 2008, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of December 31, 2005, included in other borrowings is $2.2 million.

On October 10, 2003, Heartland completed an offering of $20.0 million of 8.25% fixed rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust III. The proceeds from the offering were used by Heartland Statutory Trust III to purchase junior subordinated debentures from Heartland. The proceeds will be used for general corporate purposes including future acquisitions or the retirement of debt. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The debentures will mature and the capital securities must be redeemed on October 10, 2033. Heartland has the option to shorten the maturity date to a date not earlier than October 10, 2008. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $208 thousand as of December 31, 2005. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On June 27, 2002, Heartland completed an offering of $5.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Financial Capital Trust II. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year. The debentures will mature and the capital securities must be redeemed on June 30, 2032. Heartland has the option to shorten the maturity date to a date not earlier than June 30, 2007. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $146 thousand as of December 31, 2005. These deferred costs are amortized on a straight-line basis over the life of the debentures.

On December 18, 2001, Heartland completed an offering of $8.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust II. The proceeds from the offering were used by Heartland Statutory Trust II to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes, including the repayment of $8.0 million of indebtedness on the revolving credit lines. Interest is payable quarterly on March 18, June 18, September 18 and December 18 of each year. The debentures will mature and the capital securities must be redeemed on December 18, 2031. Heartland has the option to shorten the maturity date to a date not earlier than December 18, 2006. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with this offering, the balance of deferred issuance costs included in other assets was $212 thousand as of December 31, 2005. These deferred costs are amortized on a straight-line basis over the life of the debentures.

For regulatory purposes, $62.9 and $57.5 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2005 and 2004, respectively.

Future payments at December 31, 2005, for all other borrowings were as follows:

(Dollars in thousands)

2006	$83,301
2007	10,179
2008	14,167
2009	497
2010	23,455
Thereafter	89,272
$220,871

TWELVE
DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset whenever prime changes. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of December 31, 2005, the fair market value of this collar transaction was recorded as a liability of $143 thousand and was accounted for as a cash flow hedge.

Heartland also has an interest rate swap contract to effectively convert $25.0 million of its variable interest rate debt to fixed interest rate debt. As of December 31, 2005, Heartland had an interest rate swap contract with a notional amount of $25.0 million to pay a fixed interest rate of 4.35% and receive a variable interest rate of 4.09% based on $25.0 million of indebtedness. Payments under the interest rate swap contract are made monthly. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as an asset of $55 thousand as of December 31, 2005 and is accounted for as a cash flow hedge.

There was no ineffectiveness recognized on these two cash flow hedge transactions for the years ending December 31, 2005, 2004 or 2003. All components of the derivative instrument’s gain or loss were included in the assessment of hedge effectiveness.

As of December 31, 2005, $55 thousand of the net unrealized gain on derivative instruments included in other comprehensive income was expected to be reclassified as a realized reduction of interest expense during 2006.

On July 8, 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.5% on a notional amount of $100.0 million. All changes in the fair market value of this hedge transaction of $43 thousand flowed through Heartland’s income statement under the other noninterest income category since it is accounted for as a free-standing derivative. The fair market value of this floor contract was recorded as an asset of $1 thousand as of December 31, 2005.

By using derivatives, Heartland is exposed to credit risk if counterparties to derivative instruments do not perform as expected. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments.

THIRTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2005, 2004 and 2003, were as follows:

(Dollars in thousands)
	Current	Deferred	Total
2005
Federal	$9,396	$(1,490)	$7,906
State	1,081	1,163	2,244
Total	$10,477	$(327)	$10,150
2004:
Federal	$7,691	$(802)	$6,889
State	1,027	21	1,048
Total	$8,718	$(781)	$7,937
2003:
Federal	$4,200	$2,467	$6,667
State	1,472	(2)	1,470
Total	$5,672	$2,465	$8,137

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options in the amounts of $476 thousand, $463 thousand and $119 thousand in 2005, 2004 and 2003, respectively, which were recorded as increases to stockholder’s equity. Additionally, the income tax provisions do not include federal rehabilitation tax credits of $313 thousand in 2005 and $1.1 million in 2004, state rehabilitation tax credits of $392 thousand in 2005 and $1.4 million in 2004 and a state investment tax credit of $400 thousand in 2004, all of which were recorded as a reduction in the depreciable basis of the capitalized asset. A deferred tax asset had been recorded for the $1.4 million ($915 thousand, net of federal tax) state rehabilitation tax credits as they initially were not available until tax years 2011 and 2013. During 2005, state legislation provided for earlier availability of these credits with $489 thousand available in tax year 2005 and the remaining $1.3 million available in tax year 2006. Additionally, during 2004, $222 thousand of the $400 thousand investment tax credit was recorded as a deferred tax asset as the amount of estimated tax in the applicable state did not allow for full utilization of this credit. For tax year 2005, it is estimated that the amount of tax in the applicable state will provide for utilization of $222 thousand of the investment tax credits and $253 thousand of the state rehabilitation credits. Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets at December 31, 2005 and 2004. Based upon Heartland’s level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax assets and liabilities at December 31, 2005 and 2004, were as follows:

(Dollars in thousands)
	2005	2004
Deferred tax assets:
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$86	$211
Tax effect of net unrealized loss on securities available for sales reflected in stockholders’ equity	528	-
Allowance for loan and lease losses	10,157	8,875
Deferred compensation	1,336	2,112
Organization and acquisitions costs	526	635
Net operating loss carryforwards	596	496
State rehabilitation tax credits	1,577	999
Other	33	191
Gross deferred tax assets	$14,839	$13,519

Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	$-	$(1,934)
Securities	(965)	(1,001)
Premises, furniture and equipment	(9,255)	(8,027)
Lease financing	(2,495)	(2,907)
Tax bad debt reserves	(517)	(503)
Purchase accounting	(3,424)	(3,539)
Prepaid expenses	(651)	(473)
Mortgage servicing rights	(1,218)	(1,183)
Other	(143)	(129)
Gross deferred tax liabilities	$(18,668)	$(19,696)
Net deferred tax liability	$(3,830)	$(6,177)

The deferred tax liabilities related to net unrealized gains on securities available for sale and the deferred tax assets related to net unrealized losses on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income.

The actual income tax expense differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% for 2005, 2004 and 2003, to income before income taxes) as follows:

(Dollars in thousands)
	2005	2004	2003
Computed “expected” amount	$11,507	$9,866	$9,050
Increase (decrease) resulting from:
Nontaxable interest income	(1,923)	(1,683)	(1,360)
State income taxes, net of federal tax benefit	1,459	681	954
Nondeductible goodwill and other intangibles	57	77	64
Tax credits	(419)	(525)	(442)
Other	(530)	(479)	(129)
Income taxes	$10,150	$7,937	$8,137
Effective tax rates	30.9%	28.2%	31.5%

Heartland had investments in certain low-income housing projects totaling $5.4 million as of December 31, 2005, $5.8 million as of December 31, 2004, and $4.5 million as of December 31, 2003, the majority of which have been fully consolidated in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately $225 thousand for each year through 2014. A 99.9% ownership in a limited liability company was acquired in 2004 that provided a federal historic rehabilitation credit totaling $675 thousand for the tax year 2004 and state historic rehabilitation credits totaling $843 thousand for the tax years 2004, 2005 and 2007. In 2002, Heartland had acquired a 99.9% ownership in a similarly structured limited liability company that provided a federal historic rehabilitation credit totaling $389 thousand for the 2002 tax year and state historic rehabilitation credits totaling $450 thousand for the tax years 2002 and 2006.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $2.4 million, $2.1 million, and $1.9 million for 2005, 2004, and 2003, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $547 thousand, $410 thousand, and $325 thousand for 2005, 2004, and 2003, respectively. Rocky Mountain Bank had a defined contribution employee savings program, under which Rocky Mountain Bank made matching contributions of up to 6% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $122 thousand for 2004. The plan assets were merged into the Heartland employee savings plan in 2005.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2005, for all non-cancelable leases were as follows:

(Dollars in thousands)

2006	$901
2007	667
2008	587
2009	510
2010	290
Thereafter	1,183
$4,138

Rental expense for premises and equipment leased under operating leases was $1.6 million, $1.3 million, and $1.1 million for 2005, 2004, and 2003, respectively. Occupancy expense is presented net of rental income of $1.0 million, $829 thousand and $178 thousand for 2005, 2004 and 2003, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2005 and 2004, commitments to extend credit aggregated $556.9 and $513.5 million, and standby letters of credit aggregated $25.7 and $19.2 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2005 and 2004, Heartland had commitments to sell residential real estate loans totaling $6.5 and $6.3 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

Heartland established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2005 by reclassifying $319 thousand of the allowance for loan losses. At December 31, 2005, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheet, was approximately $340 thousand. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.

In December 2005, Heartland and Wisconsin Community Bank were parties to a trial in which it was alleged that the contract relating to the 2002 sale of Wisconsin Community Bank’s Eau Claire branch was breached. The plaintiff alleged damages of $2.4 million, while Heartland and Wisconsin Community Bank alleged damages of $600 thousand in a counterclaim. The judge requested written arguments from both parties by January 27, 2006, and has indicated that he intends to decide the case shortly thereafter. Heartland believes the claims against it and Wisconsin Community Bank are without merit and continues to defend their positions vigorously.

There are other certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2005, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK PLANS

On May 18, 2005, the Heartland 2005 Long-Term Incentive Plan was adopted, replacing the 2003 Stock Option Plan. Under the 2005 Long-Term Incentive Plan, 1,000,000 shares have been reserved for issuance. The 2005 Long-Term Incentive Plan is administered by the Nominating and Compensation Committee (“Compensation Committee”) of the Board of Directors. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2005 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. The 2005 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. The Compensation Committee determines the specific employees who will be granted awards under the 2005 Long-Term Incentive Plan and the type and amount of any such awards. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2005, there were 865,710 shares available for issuance under the 2005 Long-Term Incentive Plan. At December 31, 2004, there were 804,250 shares available for issuance under the 2003 Stock Option Plan. Shares available for options forfeited under the 2003 Option Plan are transferable to shares available under the 2005 Long-Term Incentive Plan. Shares available for options forfeited under the 1993 Stock Option Plan are not transferable to shares available under the 2003 Stock Option Plan or the 2005 Long-Term Incentive Plan.

Under the 2005 Long-Term Incentive Plan, SARS may also be granted. A SAR entitles the participant to receive stock equal in value to the amount by which the fair market value of a specified number of shares on the exercise date exceeds the exercise price as established by the Compensation Committee. SARS may be exercisable for up to ten years after the date of grant. No SARS have been granted under the 2005 Long-Term Incentive Plan, the 2003 Stock Option Plan or the 1993 Stock Option Plan.

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Compensation Committee. In 2005, stock awards totaling 136,500 were granted to key policy-making employees. These stock awards were granted at no cost to the employees, and $493 thousand of compensation expense was recorded in 2005 related to these awards. These awards are contingent upon the achievement of performance objectives through December 31, 2010, and additional compensation expense will be recorded through 2010. In addition, 1,390 shares of stock were awarded to Heartland directors in return for services performed, and $30 thousand was recorded as compensation expense in 2005.

As of December 31, 2005, no options have been awarded under the 2005 Long-Term Incentive Plan. A summary of the status of the 2003 and 1993 Stock Option Plans as of December 31, 2005, 2004 and 2003, and changes during the years ended follows:

	Shares (000)	2005 Weighted- Average Exercise Price	Shares (000)	2004 Weighted- Average Exercise Price	Shares (000)	2003 Weighted- Average Exercise Price
Outstanding at beginning of year	808	$11	832	$10	918	$9
Granted	106	21	97	19	110	12
Exercised	(113)	8	(119)	9	(188)	6
Forfeited	(3)	20	(2)	18	(8)	9
Outstanding at end of year	798	$13	808	$11	832	$10
Options exercisable at end of year	431	$10	475	$10	499	$10
Weighted-average fair value of options granted during the year	$6.13		$5.68		$4.08

As of December 31, 2005 and 2004, options outstanding under the 2003 and 1993 Stock Option Plans had exercise prices ranging from $6 to $21 per share and a weighted-average remaining contractual life of 5.04 and 5.13 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes valuation model. Significant assumptions include:

	2005	2004	2003
Risk-free interest rate	4.00%	4.13%	4.01%
Expected option life	10 years	10 years	10 years
Expected volatility	19.75%	20.67%	17.69%
Expected dividends	1.52%	1.66%	2.25%

At Heartland’s annual meeting of stockholders on May 18, 2005, the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), was adopted, effective January 1, 2006. The 2006 ESPP replaced the 1996 Employee Stock Purchase Plan (the “1996 ESPP”) continuing to permit all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 500,000 shares is available for sale under the 2006 ESPP. For the years ended December 31, 2005 and 2004, Heartland approved a price of 100% of fair market value as determined by averaging the closing price of the last five trading days in 2004 and 2003, respectively. At December 31, 2005, 14,268 shares were purchased under the 2006 ESPP at no charge to Heartland’s earnings. At December 31, 2004, 23,308 shares were purchased under the 1996 ESPP at no charge to Heartland’s earnings.

During each of the years ended December 31, 2005, 2004 and 2003, Heartland acquired shares for use in the 2005 Long-Term Incentive Plan, 2003 Stock Option Plan, the 2006 ESPP and the 1996 ESPP. Shares acquired totaled 290,651, 290,994 and 427,344 for 2005, 2004 and 2003, respectively.

SEVENTEEN
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

EIGHTEEN
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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2005, the most recent notification from the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below.
(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	$240,152	10.61%	181,028	8.0%	N/A
Dubuque Bank and Trust Company	71,477	10.80	52,969	8.0	66,212	10.0%
Galena State Bank and Trust Company	19,739	10.68	14,787	8.0	18,484	10.0
First Community Bank	10,372	11.41	7,271	8.0	9,088	10.0
Riverside Community Bank	16,451	11.02	11,937	8.0	14,922	10.0
Wisconsin Community Bank	33,895	11.11	24,400	8.0	30,500	10.0
New Mexico Bank & Trust	41,749	10.41	32,096	8.0	40,120	10.0
Arizona Bank & Trust	13,647	11.97	9,123	8.0	11,404	10.0
Rocky Mountain Bank	35,564	11.35	25,063	8.0	31,328	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$209,968	9.28%	90,514	4.0%	N/A
Dubuque Bank and Trust Company	63,987	9.66	26,485	4.0	39,727	6.0%
Galena State Bank and Trust Company	17,535	9.49	7,394	4.0	11,091	6.0
First Community Bank	9,235	10.16	3,635	4.0	5,453	6.0
Riverside Community Bank	14,755	9.89	5,969	4.0	8,953	6.0
Wisconsin Community Bank	30,041	9.85	12,200	4.0	18,300	6.0
New Mexico Bank & Trust	37,178	9.27	16,048	4.0	24,072	6.0
Arizona Bank & Trust	12,445	10.91	4,561	4.0	6,842	6.0
Rocky Mountain Bank	31,647	10.10	12,531	4.0	18,797	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$209,968	7.66%	$109,637	4.0%	N/A
Dubuque Bank and Trust Company	63,987	7.80	32,795	4.0	40,993	5.0%
Galena State Bank and Trust Company	17,535	7.34	9,562	4.0	11,952	5.0
First Community Bank	9,235	7.69	4,806	4.0	6,007	5.0
Riverside Community Bank	14,755	7.52	7,850	4.0	9,813	5.0
Wisconsin Community Bank	30,041	7.85	15,314	4.0	19,142	5.0
New Mexico Bank & Trust	37,178	7.12	20,900	4.0	26,125	5.0
Arizona Bank & Trust	12,445	9.74	5,113	4.0	6,392	5.0
Rocky Mountain Bank	31,647	8.34	15,185	4.0	18,981	5.0

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)
Consolidated	$219,839	10.82%	$162,503	8.0%	N/A
Dubuque Bank and Trust Company	64,371	10.63	48,446	8.0	60,558	10.0%
Galena State Bank and Trust Company	19,288	12.31	12,530	8.0	15,662	10.0
First Community Bank	10,687	13.34	6,410	8.0	8,012	10.0
Riverside Community Bank	14,999	10.49	11,441	8.0	14,302	10.0
Wisconsin Community Bank	31,095	10.67	23,317	8.0	29,146	10.0
New Mexico Bank & Trust	37,716	10.55	28,607	8.0	35,759	10.0
Arizona Bank & Trust	13,017	17.90	5,817	8.0	7,271	10.0
Rocky Mountain Bank	33,295	11.97	22,250	8.0	27,813	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$187,424	9.23%	$81,251	4.0%	N/A
Dubuque Bank and Trust Company	57,787	9.54	24,223	4.0	36,335	6.0%
Galena State Bank and Trust Company	17,539	11.20	6,265	4.0	9,397	6.0
First Community Bank	9,688	12.09	3,205	4.0	4,807	6.0
Riverside Community Bank	13,447	9.40	5,721	4.0	8,581	6.0
Wisconsin Community Bank	27,448	9.42	11,658	4.0	17,488	6.0
New Mexico Bank & Trust	33,484	9.36	14,304	4.0	21,456	6.0
Arizona Bank & Trust	12,246	16.84	2,908	4.0	4,363	6.0
Rocky Mountain Bank	29,811	10.72	11,125	4.0	16,688	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$187,424	7.26%	$103,211	4.0%	N/A
Dubuque Bank and Trust Company	57,787	7.47	30,934	4.0	38,668	5.0%
Galena State Bank and Trust Company	17,539	7.70	9,116	4.0	11,395	5.0
First Community Bank	9,688	8.38	4,623	4.0	5,779	5.0
Riverside Community Bank	13,447	7.02	7,661	4.0	9,576	5.0
Wisconsin Community Bank	27,448	7.29	15,062	4.0	18,828	5.0
New Mexico Bank & Trust	33,484	7.51	17,840	4.0	22,300	5.0
Arizona Bank & Trust	12,246	13.98	3,503	4.0	4,379	5.0
Rocky Mountain Bank	29,811	8.19	14,567	4.0	18,209	5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $65.2 million as of December 31, 2005, under the most restrictive minimum capital requirements. Heartland’s revolving credit agreement requires our bank subsidiaries to remain well capitalized. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $20.8 million as of December 31, 2005, under the capital requirements to remain well capitalized.

NINETEEN
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

(Dollars in thousands)
	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$81,021	$81,021	$73,749	$73,749
Time deposits in other financial institutions	-	-	1,178	1,178
Trading securities	515	515	521	521
Securities available for sale	527,252	527,252	552,763	552,763
Loans and leases, net of unearned	1,993,811	1,992,933	1,805,115	1,805,169
Derivatives	56	56	-	-
Financial Liabilities:
Demand deposits	$352,707	$352,707	$323,014	$323,014
Savings deposits	754,360	754,360	750,870	750,870
Time deposits	1,011,111	1,011,111	909,962	911,672
Short-term borrowings	255,623	255,623	231,475	231,475
Other borrowings	220,871	220,584	196,193	204,232
Derivatives	143	143	566	566

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

Derivatives - The fair value of all derivatives was estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates and, when appropriate, the current creditworthiness of the counter-party.

TWENTY
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2005	2004
Assets:
Cash and interest bearing deposits	$508	$1,311
Trading securities	515	521
Securities available for sale	2,164	1,155
Investment in subsidiaries	267,751	256,440
Other assets	13,518	7,837
Due from subsidiaries	35,000	24,400
Total assets	$319,456	$291,664

Liabilities and stockholders’ equity:
Short-term borrowings	$60,750	$43,000
Other borrowings	67,485	67,884
Accrued expenses and other liabilities	3,409	4,998
Total liabilities	131,644	115,882

Stockholders’ equity:
Common stock	16,547	16,547
Capital surplus	40,256	40,446
Retained earnings	135,112	117,800
Accumulated and other comprehensive income (loss)	(1,011)	2,889
Treasury stock	(3,092)	(1,900)
Total stockholders’ equity	187,812	175,782
Total liabilities & stockholders equity	$319,456	$291,664

INCOME STATEMENTS
(Dollars in thousands)
	For the years ended December 31,
	2005	2004	2003
Operating revenues:
Dividends from subsidiaries	$12,250	$11,912	$13,310
Securities gains (losses), net	(5)	711	99
Gain (loss) on trading account securities	(11)	54	453
Impairment loss on equity securities	-	-	(317)
Other	2,197	865	853
Total operating revenues	14,431	13,542	14,398
Operating expenses:
Interest	7,505	7,153	4,998
Salaries and benefits	798	48	617
Outside services	806	667	427
Other operating expenses	663	1,534	544
Minority interest expense	119	120	30
Total operating expenses	9,891	9,522	6,616
Equity in undistributed earnings	15,667	13,811	8,551
Income before income tax benefit	20,207	17,831	16,333
Income tax benefit	2,519	2,421	1,386
Net income	$22,726	$20,252	$17,719

STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$22,726	$20,252	$17,719
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed earnings of subsidiaries	(15,667)	(13,811)	(8,551)
(Increase) decrease in due from subsidiaries	(10,600)	(11,400)	4,250
Decrease in other liabilities	(1,589)	(386)	(4)
(Increase) decrease in other assets	(5,681)	979	(3,618)
(Increase) decrease in trading account securities	6	552	(158)
Other, net	2,336	1,093	825
Net cash provided (used) by operating activities	(8,469)	(2,721)	10,463
Cash flows from investing activities:
Capital contributions to subsidiaries	-	(12,701)	(13,119)
Purchases of available for sale securities	(1,093)	(30)	(2,537)
Proceeds from sales of available for sale securities	200	3,451	2,093
Net cash used by investing activities	(893)	(9,280)	(13,563)
Cash flows from financing activities:
Net change in short-term borrowings	17,750	18,000	-
Proceeds from other borrowings	-	26,074	21,119
Payments on other borrowings	-	(30,907)	(627)
Cash dividends paid	(5,414)	(5,036)	(4,096)
Purchase of treasury stock	(5,784)	(5,254)	(7,999)
Proceeds from sale of treasury stock	2,007	1,814	1,339
Net cash provided by financing activities	8,559	4,691	9,736
Net increase (decrease) in cash and cash equivalents	(803)	(7,310)	6,636
Cash and cash equivalents at beginning of year	1,311	8,621	1,985
Cash and cash equivalents at end of year	$508	$1,311	$8,621

TWENTY-ONE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Dollars in thousands, except per share data)

2005	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$24,082	$23,677	$23,101	$22,007
Provision for loan and lease losses	2,169	1,395	1,636	1,364
Net interest income after provision for loan and lease losses	21,913	22,282	21,465	20,643
Noninterest income	10,687	11,143	10,040	9,715
Noninterest expense	24,612	24,190	23,459	22,751
Income taxes	2,224	2,943	2,640	2,343
Net income	$5,764	$6,292	$5,406	$5,264

Per share:
Earnings per share-basic	$0.35	$0.38	$0.33	$0.32
Earnings per share-diluted	0.35	0.38	0.32	0.32
Cash dividends declared on common stock	0.09	0.08	0.08	0.08
Book value per common share	11.46	11.31	11.11	10.68
Market price - high	21.74	20.99	21.22	21.31
Market price - low	18.84	19.04	19.06	18.37
Weighted average common shares outstanding	16,367,210	16,398,747	16,420,073	16,479,244
Weighted average diluted common shares outstanding	16,659,995	16,693,661	16,722,383	16,704,808
Ratios:
Return on average assets	0.82%	0.91%	0.81%	0.81%
Return on average equity	12.35	13.65	12.12	12.06
Net interest margin	3.97	3.99	4.03	3.97
Efficiency ratio	69.22	67.96	69.02	70.12

2004	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$22,533	$20,467	$17,287	$16,843
Provision for loan and lease losses	1,446	1,053	991	1,356
Net interest income after provision for loan and lease losses	21,087	19,414	16,296	15,487
Noninterest income	9,851	8,681	9,588	9,721
Noninterest expense	22,015	22,693	19,212	18,016
Income taxes	2,330	1,384	2,097	2,126
Net income	$6,593	$4,018	$4,575	$5,066

Per share:
Earnings per share-basic	$0.40	$0.24	$0.29	$0.33
Earnings per share-diluted	0.40	0.24	0.29	0.33
Cash dividends declared on common stock	0.08	0.08	0.08	0.08
Book value per common share	10.69	10.44	9.98	9.63
Market price - high	22.07	18.99	18.95	20.13
Market price - low	18.26	16.73	16.75	18.06
Weighted average common shares outstanding	16,339,343	16,420,197	15,597,584	15,167,212
Weighted average diluted common shares outstanding	16,579,602	16,663,051	15,836,341	15,425,803
Ratios:
Return on average assets	1.00%	0.64%	0.84%	1.02%
Return on average equity	15.18	9.65	12.23	14.26
Net interest margin	3.99	3.81	3.71	3.94
Efficiency ratio	66.49	75.81	71.19	71.02

KPMG
KPMG LLP
2500 Ruan Center
666 Grand Avenue
                    Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial, USA Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes. in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S, generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control---Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
     Des Moines, Iowa
    March 8, 2006

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, Heartland has evaluated the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Heartland’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Heartland’s internal control system was designed to provide reasonable assurance to Heartland’s management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Heartland’s management, under the supervision and with the participation of Heartland’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on our assessment, Heartland’s internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2005, included herein, has issued an attestation report on management’s assessment of Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to Heartland’s internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or are reasonably likely, to affect Heartland’s internal control over financial reporting.

KPMG
KPMG LLP
2500 Ruan Center
666 Grand Avenue
            Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Heartland Financial USA, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Heartland Financial USA, Inc, and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Heartland Financial USA, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Heartland Financial USA, Inc, maintained, in all material respects, effective internal control over financial reporting as of December 31, 20005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements,

KPMG LLP

    Des Moines, Iowa
    March 8, 2006
KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS

The information in the Heartland Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 17, 2006 (the "2006 Proxy Statement") under the caption "Election of Directors" and under the caption, "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2005, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	56
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, and Rocky Mountain Bank; Chairman of Citizens Finance Co., ULTEA, Inc. and HTLF Capital Corp.

John K. Schmidt	46
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.; Treasurer of ULTEA, Inc.

Kenneth J. Erickson	54	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co. and ULTEA, Inc.

Edward H. Everts	54	Senior Vice President, Operations and Retail Banking, of Heartland; Senior Vice President, Operations and Retail Banking of Dubuque Bank and Trust Company

Douglas J. Horstmann	52	Senior Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company

Paul J. Peckosh	60	Senior Vice President, Trust, of Heartland; Executive Vice President, Trust, of Dubuque Bank and Trust Company

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

ITEM 11.

EXECUTIVE COMPENSATION

The information in our 2006 Proxy Statement, under the caption "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in our 2006 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The table below sets forth the following information as of December 31, 2005 for (i) all compensation plans previously approved by Heartland's shareholders and (ii) all compensation plans not previously approved by Heartland's shareholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b) the weighted-average exercise price of such outstanding options, warrants and rights;
(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance
Equity compensation plans approved by security holders	797,650	$12.82	1,365,710
Equity compensation plans not approved by security holders	-	-	-
Total	797,650	$12.82	1,365,710[1]

[1] Includes 865,710 shares available for use under the Heartland Long-Term Incentive Plan and 500,000 shares available for use under the Heartland Employee Stock Purchase Plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the 2006 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2006 Proxy Statement under the caption “Relationship with Independent Auditors” is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the “Index of Exhibits” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2006.

Heartland Financial USA, Inc.

By:  /s/ Lynn B. Fuller   /s/ John K. Schmidt
                    ------------------------                           _______________
                    Lynn B. Fuller                                  John K. Schmidt
    Principal Executive Officer            Executive Vice President and Principal Financial and Accounting Officer

Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2006.

/s/ Lynn B. Fuller                           /s/ John K. Schmidt
-----------------------------                   -----------------------------
Lynn B. Fuller                                 John K. Schmidt
President, CEO, Chairman            Executive Vice President, CFO
   and Director    and Director

/s/ James F. Conlan                       /s/ Mark C. Falb
-----------------------------                  -----------------------------
James F. Conlan                            Mark C. Falb
Director                                          Director

/s/ Thomas L. Flynn                    /s/ John W. Cox, Jr.
-----------------------------                 ----------------------------
Thomas L. Flynn                         John W. Cox, Jr.
Director                                        Director

/s/ Ronald A. Larson
-----------------------------
Ronald A. Larson
Director

INDEX OF EXHIBITS

3.1	Certificate of Incorporation of Heartland Financial USA, Inc. (Filed as Exhibit 3.1 to the Registrant’s Form 10K filed on March 15, 2004, and incorporated by reference herein.)

3.2	Bylaws of Heartland Financial USA, Inc. (Filed as Exhibit 3.2 to the Registrant’s Form 10K filed on March 15, 2004, and incorporated by reference herein.)

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

10.3
Indenture between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of June 27, 2002. (Filed as Exhibit 10.1 to the Registrant’s Form 10Q for the six months ended June 30, 2002, and incorporated by reference herein.)

10.4	Dividend Reinvestment Plan dated as of January 24, 2002. (Filed as Form S-3D on January 25, 2002, and incorporated by reference herein.)

10.5
Stockholder Rights Agreement between Heartland Financial USA, Inc., and Dubuque Bank and Trust Company, as Rights Agent, dated as of June 7, 2002. (Filed as Form 8-K on June 11, 2002, and incorporated by reference herein.)

10.6
Agreement to Organize and Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.24 to Registrant’s Form 10K for the year ended December 31, 2002, and incorporated by reference herein.)

10.7
Supplemental Initial Investor Agreement between Heartland Financial USA, Inc. and Initial Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.25 to Registrant’s Form 10K for the year ended December 31, 2002, and incorporated by reference herein.)

10.8
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association, dated as of October 10, 2003. (Filed as Exhibit 10.1 to the Registrant’s Form 10Q for the nine months ended September 30, 2003, and incorporated by reference herein.)

10.9
Form of Executive Supplemental Life Insurance Plan effective January 20, 2004, between the Heartland subsidiaries and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust and ULTEA, Inc. (Filed as Exhibit 10.16 to the Registrant’s Form 10K filed on March 15, 2004, and incorporated by reference herein.)

10.10
Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of January 31, 2004. (Filed as Exhibit 10.17 to the Registrant’s Form 10K filed on March 15, 2004, and incorporated by reference herein.)

10.11	First Amendment to Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of March 9, 2004.

10.12	Second Amendment to Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of July 1, 2004.

10.13	Third Amendment to Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of January 30, 2005.

10.14
Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors. (Filed as Exhibit 10.14 to Registrant’s Form 10K filed on March 15, 2005, and incorporated by reference herein.)

10.15
Fourth Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of March 1, 2005. (Filed as Exhibit 10.15 to Registrant’s Form 10K filed on March 15, 2005, and incorporated by reference herein.)

10.16	Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan. (Filed as Exhibit 10.01 to Registrant’s Form 8K filed on May 19, 2005, and incorporated by reference herein.)

10.17	Heartland Financial USA, Inc. 2006 Employee Stock Purchase Plan effective January 1, 2006. (Filed as Exhibit 10.02 to Registrant’s Form 8K filed on May 19, 2005, and incorporated by reference herein.)

10.18	Fifth Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of July 18, 2005.

10.19	Indenture by and between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of January 31, 2006.

10.20
Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Non-Qualified Stock Option Awards. (Filed as Exhibit 10.1 to Registrant’s Form 8K filed on February 10, 2006, and incorporated by reference herein.)

10.21	Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Performance Restricted Stock Agreement.

10.22	Sixth Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of February 28, 2006.

10.23	Seventh Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of March 10, 2006.

11.	Statement re Computation of Per Share Earnings

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.