Form 10-Q
period 2006-05-10
HEARTLAND FINANCIAL USA INC
filed 2006-05-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

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
Large accelerated filer   Accelerated filer ☒    Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 8, 2006, the Registrant had outstanding 16,555,714 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

Part I

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Issuer Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$35,018	$40,422
Federal funds sold and other short-term investments	13,337	40,599
Cash and cash equivalents	48,355	81,021
Time deposits in other financial institutions	-	-
Securities:
Trading, at fair value	511	515
Available for sale, at fair value (cost of $522,758 at March 31, 2006, and $528,647 at December 31, 2005)	519,551	527,252
Loans held for sale	38,885	40,745
Gross loans and leases:
Loans and leases	1,990,852	1,953,066
Allowance for loan and lease losses	(28,674)	(27,791)
Loans and leases, net	1,962,178	1,925,275
Assets under operating leases	39,634	40,644
Premises, furniture and equipment, net	102,462	92,769
Other real estate, net	2,612	1,586
Goodwill	35,398	35,398
Intangible assets, net	8,958	9,159
Bank owned life insurance	33,124	32,804
Other assets	31,093	31,164
TOTAL ASSETS	$2,822,761	$2,818,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$334,940	$352,707
Savings	778,960	754,360
Time	1,017,955	1,011,111
Total deposits	2,131,855	2,118,178
Short-term borrowings	232,506	255,623
Other borrowings	232,025	220,871
Accrued expenses and other liabilities	36,243	35,848
TOTAL LIABILITIES	2,632,629	2,630,520
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,547,885 shares at March 31, 2006, and 16,547,482 shares at December 31, 2005)	16,548	16,547
Capital surplus	37,671	40,256
Retained earnings	138,107	135,112
Accumulated other comprehensive loss	(2,176)	(1,011)
Treasury stock at cost (806 shares at March 31, 2006, and 157,067 shares at December 31, 2005)	(18)	(3,092)
TOTAL STOCKHOLDERS’ EQUITY	190,132	187,812
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,822,761	$2,818,332

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
INTEREST INCOME:
Interest and fees on loans and leases	$37,918	$29,988
Interest on securities:
Taxable	3,883	3,531
Nontaxable	1,428	1,325
Interest on federal funds sold and other short-term investments	174	47
Interest on interest bearing deposits in other financial institutions	5	68
TOTAL INTEREST INCOME	43,408	34,959
INTEREST EXPENSE:
Interest on deposits	13,087	9,182
Interest on short-term borrowings	2,451	1,264
Interest on other borrowings	3,044	2,506
TOTAL INTEREST EXPENSE	18,582	12,952
NET INTEREST INCOME	24,826	22,007
Provision for loan and lease losses	1,172	1,364
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	23,654	20,643
NONINTEREST INCOME:
Service charges and fees	2,601	2,240
Loan servicing income	980	658
Trust fees	1,817	1,595
Brokerage commissions	243	223
Insurance commissions	136	137
Securities gains, net	132	53
Gain on trading account securities, net	33	18
Rental income on operating leases	4,061	3,571
Gain on sale of loans	550	532
Valuation adjustment on mortgage servicing rights	-	16
Income on bank owned life insurance	293	263
Other noninterest income	339	409
TOTAL NONINTEREST INCOME	11,185	9,715
NONINTEREST EXPENSE:
Salaries and employee benefits	13,084	11,182
Occupancy	1,793	1,626
Furniture and equipment	1,691	1,367
Depreciation on equipment under operating leases	3,255	2,928
Outside services	2,156	1,998
Advertising	1,124	809
Core deposit premium amortization	228	270
Other noninterest expense	5,225	2,571
TOTAL NONINTEREST EXPENSE	28,556	22,751
INCOME BEFORE INCOME TAXES	6,283	7,607
Income taxes	1,810	2,343
NET INCOME	$4,473	$5,264
EARNINGS PER COMMON SHARE-BASIC	$0.27	$0.32
EARNINGS PER COMMON SHARE - DILUTED	$0.27	$0.32
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.08

See accompanying notes to consolidated financial statements

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2005	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net income			5,264			5,264
Unrealized gain on securities available for sale arising during the period				(6,986)		(6,986)
Reclassification adjustment for net security gains realized in net income				(53)		(53)
Unrealized gain on derivatives arising during the period, net of realized losses of $116				337		337
Income taxes				2,556		2,556
Comprehensive income						1,118
Cash dividends declared:
Common, $.08 per share			(1,318)			(1,318)
Purchase of 87,697 shares of common stock					(1,786)	(1,786)
Issuance of 127,721 shares of common stock		(143)			2,346	2,203
Balance at March 31, 2005	$16,547	$40,303	$121,746	$(1,257)	$(1,340)	$175,999

Balance at January 1, 2006	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812
Net income			4,473			4,473
Unrealized loss on securities available for sale arising during the period				(1,680)		(1,680)
Reclassification adjustment for net security gains realized in net income				(132)		(132)
Unrealized gain on derivatives arising during the period, net of realized losses of $7				(55)		(55)
Income taxes				702		702
Comprehensive income						3,308
Cash dividends declared:
Common, $.09 per share			(1,478)			(1,478)
Purchase of 55,126 shares of common stock					(1,177)	(1,177)
Issuance of 211,790 shares of common stock	1	(2,844)			4,251	1,408
Commitments to issue common stock		259				259
Balance at March 31, 2006	$16,548	$37,671	$138,107	$(2,176)	$(18)	$190,132

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,473	$5,264
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,228	4,681
Provision for loan and lease losses	1,172	1,364
Net amortization of premium on securities	321	814
Securities gains, net	(132)	(53)
(Increase) decrease in trading account securities	4	(18)
Stock-based compensation	259	-
Loans originated for sale	(62,792)	(57,648)
Proceeds on sales of loans	65,202	48,631
Net gain on sales of loans	(550)	(532)
Increase in accrued interest receivable	(95)	(418)
Increase in accrued interest payable	1,447	1,342
Other, net	(470)	(5,742)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	14,067	(2,315)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	229	13,146
Proceeds from the maturity of and principal paydowns on securities available for sale	15,320	34,412
Purchase of securities available for sale	(9,829)	(26,282)
Net increase in loans and leases	(39,002)	(10,341)
Increase in assets under operating leases	(2,245)	(5,119)
Capital expenditures	(10,800)	(7,259)
Proceeds on sale of OREO and other repossessed assets	266	136
NET CASH USED BY INVESTING ACTIVITIES	(46,061)	(1,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts	6,833	(8,472)
Net increase in time deposit accounts	6,844	15,201
Net decrease in short-term borrowings	(23,117)	(10,394)
Proceeds from other borrowings	20,648	30,863
Repayments of other borrowings	(9,494)	(11,633)
Purchase of treasury stock	(1,177)	(1,786)
Proceeds from issuance of common stock	269	945
Dividends paid	(1,478)	(1,318)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(672)	13,406
Net increase (decrease) in cash and cash equivalents	(32,666)	9,784
Cash and cash equivalents at beginning of year	81,021	73,749
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,355	$83,533
Supplemental disclosures:
Cash paid for income/franchise taxes	$1,824	$617
Cash paid for interest	$20,029	$14,294

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements for the fiscal year ended December 31, 2005, included in Heartland Financial USA, Inc.’s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 10, 2006. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2006, are not necessarily indicative of the results expected for the year ending December 31, 2006.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005, are shown in the tables below:

	Three Months Ended
(Dollars in thousands)	3/31/06	3/31/05
Net income	$4,473	$5,264
Weighted average common shares outstanding for basic earnings per share (000’s)	16,430	16,479
Assumed incremental common shares issued upon exercise of stock options (000’s)	208	226
Weighted average common shares for diluted earnings per share (000’s)	16,638	16,705
Earnings per common share - basic	$0.27	$0.32
Earnings per common share - diluted	$0.27	$0.32

Stock-Based Compensation

Effective January 1, 2006, Heartland adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), Share-Based Payment using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on Heartland’s financial statements for the year ending on December 31, 2006, is expected to be a reduction in earnings per share of $0.02.

Heartland’s 2005 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2005 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. Under the terms of the 2005 Long-Term Incentive Plan, 1,000,000 shares have been reserved for issuance. A summary of the principal features is provided in Heartland’s 2005 Proxy Statement.

On May 18, 2005, stock awards totaling 136,500 shares were granted to key policy-making employees. These awards were granted at no cost to the employee. These awards are contingent upon the achievement of performance objectives through December 31, 2009, and vest on December 31, 2011. Compensation expense is being recognized ratably over the vesting period.

Options have been granted with an exercise equal to the fair market value of Heartland stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The 2005 Long-Term Incentive Plan was adopted on May 18, 2005, which replaced the 2003 Stock Option Plan. The 2003 Stock Option Plan had previously replaced the 1993 Stock Option Plan.

Information concerning the issuance of stock options is presented in the following table:
	Shares	2006 Weighted- Average Exercise Price
Outstanding at January 1, 2006	796,650	$12.70
Granted	130,750	21.60
Exercised	(8,450)	8.38
Forfeited	(7,400)	16.04
Outstanding at March 31, 2006	911,550	$13.99
Weighted-average fair value of options granted during the three-month period ended March 31, 2006	$5.65

At March 31, 2006, the vested options totaled 475,675 shares with a weighted average exercise price of $10.18 per share and a weighted average remaining contractual life of 3.01 years. The intrinsic value for the vested options as of March 31, 2006, was $6.4 million. The intrinsic value for the total of all options exercised during the quarter ended March 31, 2006, was $129 thousand, and the total fair value of shares vested during the quarter ended March 31, 2006, was $119 thousand.

At March 31, 2006, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 743,360.

The fair value of the 2006 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair value for the 2006 options was $21.60. Significant assumptions include:

2006
Risk-free interest rate	4.52%
Expected option life	7 years
Expected volatility	22.00%
Expected dividends	2.00%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the yield on the 7 year zero coupon U.S. Treasury. Cash received from options exercised for the three months ended March 31, 2006, was $71 thousand, with a related tax benefit of $39 thousand.

Total compensation costs recorded for the quarter ended March 31, 2006, were $259 thousand for the stock options and the restricted stock awards. No compensation costs related to stock options or the restricted stock awards had been recorded for the first quarter of 2005. As of March 31, 2006, there was $3.7 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2011.

Prior to adopting FAS 123R, Heartland applied APB Opinion 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options was recognized in the financial statements. Pursuant to the disclosure requirements of FAS 123R, pro forma net income and earnings per share for the three-month period ended March 31, 2005, are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods:

Three Months Ended 3/31/05
(Dollars in thousands, except per share data)
Net income as reported	$5,264
Pro forma	5,054
Earnings per share-basic as reported	$0.32
Pro forma	0.31
Earnings per share-diluted as reported	$0.32
Pro forma	0.30

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (FAS 154), replacing APB Opinion No. 20, Accounting for Changes, and FAS 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and correction of errors. APB Opinion No. 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. FAS 154 is effective for fiscal years beginning after December 15, 2005. Heartland’s adoption of FAS 154 on January 1, 2006, did not have a material effect on the consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Standards No. 155, Accounting for Certain Hybrid Financial Instruments (FAS 155), an amendment to Statement of Financial Standards No. 133 and 140. FAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Heartland has not early-adopted the provisions of FAS 155 and does not currently anticipate that the impact of such adoption on January 1, 2007, will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (FAS 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (FAS 140), Accounting for Transfers and Extinguishments of Liabilities. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to elect either the fair value measurement method with changes in fair value reflected in earnings or the amortization method as defined in FAS 140 for subsequent measurements. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Heartland plans to adopt FAS 156 on January 1, 2007, and is in the process of assessing the impact of the adoption of this statement on its consolidated financial statements.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2006, and December 31, 2005, are presented in the table below, in thousands:

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Core deposit intangibles	$9,217	$4,377	$9,217	$4,163
Mortgage servicing rights	4,851	1,561	4,685	1,422
Customer relationship intangible	917	89	917	75
Total	$14,985	$6,027	$14,819	$5,660
Intangible assets, net		$8,958		$9,159

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2006. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at March 31, 2006, and at December 31, 2005.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ended December 31, 2006	$642	$745	$41	$1,428

Year ended December 31,
2007	787	727	53	1,567
2008	787	606	51	1,444
2009	704	485	50	1,239
2010	435	364	49	848
2011	435	242	47	724
Thereafter	1,050	121	537	1,708

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset with changes in the prime rate. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of March 31, 2006, the fair market value of this collar transaction was recorded as a liability of $245 thousand and was accounted for as a cash flow hedge.

Heartland also has an interest rate swap contract to effectively convert $25.0 million of its variable interest rate debt to fixed interest rate debt. As of March 31, 2006, Heartland had an interest rate swap contract with a notional amount of $25.0 million to pay a fixed interest rate of 4.35% and receive a variable interest rate of 4.61% based on $25.0 million of indebtedness. Payments under the interest rate swap contract are made monthly. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as an asset of $103 thousand as of March 31, 2006, and is accounted for as a cash flow hedge.

There was no ineffectiveness recognized on these two cash flow hedge transactions for the quarter ending March 31, 2006. All components of the derivative instruments’ gain or loss were included in the assessment of hedge effectiveness.

On July 8, 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.5% on a notional amount of $100.0 million. All changes in the fair market value of this hedge transaction of $44 thousand flowed through Heartland’s income statement under the other noninterest income category since it is accounted for as a free-standing derivative. As of March 31, 2006, this floor contract had a fair market value of $0.

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

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of Heartland’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2006. In addition to the risk factors described in that section, there are other factors that may impact any public company, including Heartland, which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Net income for the first quarter ended March 31, 2006, was $4.5 million, or $0.27 per diluted share, compared to net income of $5.3 million, or $0.32 per diluted share, during the first quarter of 2005. Return on average equity was 9.56% and return on average assets was 0.65% for the first quarter of 2006, compared to 12.06% and 0.81%, respectively, for the same quarter in 2005.

As previously disclosed, Heartland and Wisconsin Community Bank, a wholly-owned bank subsidiary, were defendants in a lawsuit regarding a breach of contract claim relating to the 2002 sale of Wisconsin Community Bank’s Eau Claire branch. Heartland and Wisconsin Community Bank filed a counterclaim against the plaintiff. The matters were tried in the State of Wisconsin Circuit Court, St. Croix County, in December, 2005. On May 3, 2006, Heartland was notified by the court that a verdict was entered awarding the plaintiff $2.4 million for its original claim and awarding Heartland $286,000 for its counterclaim against the plaintiff. Heartland has recorded the judgments in the quarter ended March 31, 2006. Heartland and its legal counsel are reviewing the judgments to determine what post-trial motions Heartland will file. The pre-tax judgment of $2.4 million against Heartland and Wisconsin Community Bank was recorded as noninterest expense, while the $286,000 award under the counterclaim was recorded as a loan loss recovery. The net after tax adjustment to net income for this one-time event was $1.3 million. Exclusive of this expense, Heartland’s net income for the first quarter of 2006 was $5.7 million, or $0.35 per diluted share, an increase of $482,000 or 9 percent over the first quarter of 2005. Because of the non-recurring nature of this expense, Heartland believes that this pro-forma presentation is important for investors to understand Heartland’s financial performance for the first quarter of 2006.

During the first quarter of 2006, growth in net interest income was $2.8 million or 13%, due primarily to growth in earning assets. Average earning assets went from $2.33 billion during the first quarter of 2005 to $2.51 billion during the same quarter in 2006, a change of $186.0 million or 8%. Noninterest income increased by $1.5 million or 15% during the first quarter of 2006 compared to the same quarter in 2005. Rental income on operating leases represented $490 thousand or 33% of the increase in noninterest income. The increase in this category is directly related to the increase in the vehicles under operating lease at ULTEA, Inc., Heartland’s fleet management subsidiary, from 2,351 at March 31, 2005 to 2,462 at March 31, 2006. The other categories experiencing the largest increases were service charges and fees, loan servicing income and trust fees.

For the first quarter of 2006, noninterest expense increased $5.8 million or 26% in comparison with the same period in 2005. The largest component of noninterest expense, salaries and employee benefits, increased $1.9 million or 17% during the first quarter of 2006 in comparison to the first quarter of 2005. In addition to the merit increases for all salaried employees that are made on January 1 of each year, the growth in salaries and employee benefits expense was a result of additional staffing at the holding company to provide support services to the growing number of bank subsidiaries, the addition of branches at New Mexico Bank & Trust, Riverside Community Bank and Arizona Bank & Trust, and the new bank subsidiary being formed in Denver, Colorado, which began operations in October 2005 as a loan production office under the Rocky Mountain umbrella. Total full-time equivalent employees increased to 938 at March 31, 2006, from 859 at March 31, 2005. The previously mentioned judgment against Heartland and a bank subsidiary was also a major factor in the increase in noninterest expense. Exclusive of the $2.4 million judgment recorded during the first quarter of 2006, noninterest expense increased $3.4 million or 15% in comparison to the first quarter of 2005.

Total assets remained steady at $2.8 billion at both March 31, 2006, and year-end 2005. Total loans and leases were $2.0 billion at March 31, 2006, an increase of $37.8 million or 8% annualized since year-end 2005. This growth was an improvement over the $10.3 million or 2% annualized increase in loans experienced during the first quarter of 2005. The Heartland subsidiary banks experiencing notable loan growth since year-end 2005 were Dubuque Bank and Trust Company, New Mexico Bank & Trust and Rocky Mountain Bank. The commercial and commercial real estate loan category grew by $59.1 million or 18% annualized. In order to provide the investing community with a perspective on how the quarterly growth in both loans and deposits equates to performance on an annualized basis, we have reflected the growth rates on these two categories as an annualized percentage. This annualized number was calculated by multiplying the growth percentage for the quarter by four.

Total deposits at March 31, 2006, were $2.13 billion, an increase of $13.7 million for the quarter or nearly 3% annualized. As with loans, this was an improvement over the $6.7 million or 1% annualized growth experienced during the first quarter of 2005. Except for First Community Bank, New Mexico Bank & Trust and Rocky Mountain Bank, all of Heartland’s subsidiary banks increased deposits during the first quarter of 2006. Demand deposits experienced a $17.8 million or 20% annualized decline, in large part, due to normal seasonal fluctuations that many banks experience during the first quarter of the year. Savings deposit balances increased by $24.6 million or 13% annualized and time deposit balances increased $6.8 million or 3% annualized. Of particular note is that all of the growth in time deposits occurred in Heartland’s local markets as total brokered deposits decreased from $145.5 million at year-end 2005 to $115.4 million at March 31, 2006, and exclusive of brokered deposits, time deposits increased $37.0 million or 17% annualized. As interest rates have increased, many deposit customers have shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively in order to retain existing deposit customers, as well as to attract new customers.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2006. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.14% during the first quarter of 2006 compared to 3.97% for both the first quarter of 2005 and the fourth quarter of 2005. Approximately 5 basis points of the first quarter 2006 net interest margin was attributable to the receipt of $311 thousand in delinquent interest upon the payoff of a nonperforming loan at Rocky Mountain Bank. Another component that can have a significant impact on Heartland’s net interest margin is the premium amortization of our mortgage-backed securities portfolio, which fluctuates as the prepayment activity picks up or slows down. The adjustment for prepayment activity during the first quarter of 2006 resulted in additional net interest margin of 4 basis points. This adjustment was approximately $271 thousand during the first quarter of 2006 compared to $9 thousand during the first quarter of 2005.

Net interest income on a tax-equivalent basis totaled $25.7 million during the first quarter of 2006, an increase of $2.9 million or 13% from the $22.8 million recorded during the first quarter of 2005. Contributing to this increase was the $186.0 million or 8% growth in average earning assets along with a shift in balances to loans from securities. The percentage of average loans to total assets increased from 68% during the first quarter of 2005 to 71% during the first quarter of 2006.

On a tax-equivalent basis, interest income in the first quarter of 2006 totaled $44.2 million compared to $35.7 million in the first quarter of 2005, an increase of $8.5 million or 24%. More than half of the credits in Heartland’s commercial and agricultural loan portfolios are floating rate loans, thus increases in the national prime rate, as experienced during the first quarter of 2006, have an immediate positive impact on interest income.

Interest expense for the first quarter of 2006 was $18.6 million compared to $13.0 million in the first quarter of 2005, an increase of $5.6 million or 43%. As rates continued to move upward during the first quarter of 2006, Heartland experienced movement in deposit balances from lower yielding accounts into higher yielding money market and certificate of deposit accounts.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During the remainder of 2006, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. Should the current rising rate environment reverse, net interest income would likely decline. In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income, Heartland entered into a two-year floor transaction on a notional $100.0 million in July 2005, a five-year collar transaction on a notional $50.0 million in September 2005 and an additional three-year collar transaction on a notional $50.0 million in April 2006.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended March 31, 2006 and 2005 (Dollars in thousands)
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$395,503	$3,883	3.98%	$416,740	$3,531	3.44%
Nontaxable[1]	129,570	2,197	6.88	116,890	2,038	7.07
Total securities	525,073	6,080	4.70	533,630	5,569	4.23
Interest bearing deposits	426	5	4.76	6,973	68	3.95
Federal funds sold	15,501	174	4.55	7,859	47	2.43
Loans and leases:
Commercial and commercial real estate[1]	1,357,353	24,332	7.27	1,177,548	17,992	6.20
Residential mortgage	223,340	3,481	6.32	221,207	3,433	6.29
Agricultural and agricultural real estate[1]	219,026	4,238	7.85	220,484	3,641	6.70
Consumer	180,965	4,265	9.56	169,922	3,544	8.46
Direct financing leases, net	21,094	339	6.52	16,390	227	5.62
Fees on loans	-	1,362	-	-	1,213	-
Less: allowance for loan and lease losses	(28,149)	-	-	(25,343)	-	-
Net loans and leases	1,973,629	38,017	7.81	1,780,208	30,050	6.51
Total earning assets	2,514,629	44,276	7.14	2,328,670	35,734	5.98
NONEARNING ASSETS	283,587	-	-	294,679	-	-
TOTAL ASSETS	$2,798,216	$44,276	6.42%	$2,623,349	$35,734	5.29%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$763,914	$3,840	2.04%	$750,706	$2,040	1.10%
Time, $100,000 and over	221,249	2,061	3.78	166,486	1,187	2.89
Other time deposits	785,248	7,186	3.71	745,458	5,955	3.24
Short-term borrowings	243,446	2,451	4.08	229,261	1,264	2.24
Other borrowings	230,094	3,044	5.37	202,617	2,506	5.02
Total interest bearing liabilities	2,243,951	18,582	3.36	2,094,528	12,952	2.51
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	333,374	-	-	315,307	-	-
Accrued interest and other liabilities	31,088	-	-	36,439	-	-
Total noninterest bearing liabilities	364,462	-	-	351,746	-	-
STOCKHOLDERS’ EQUITY	189,803	-	-	177,075	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,798,216	$18,252	2.69%	$2,623,349	$12,952	2.00%
Net interest income[1]		$25,694			$22,782
Net interest income to total earning assets[1]			4.14%			3.97%
Interest bearing liabilities to earning assets	89.24%			89.95%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during the first quarter of 2006 was $1.2 million compared to $1.4 million in the first quarter of 2005, a decrease of $192 thousand or 14%. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME

	Three Months Ended
	March 31, 2006	March 31, 2005	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$2,601	$2,240	$361	16%
Loan servicing income	980	658	322	49
Trust fees	1,817	1,595	222	14
Brokerage commissions	243	223	20	9
Insurance commissions	136	137	(1)	(1)
Securities gains, net	132	53	79	149
Gain on trading account securities, net	33	18	15	83
Rental income on operating leases	4,061	3,571	490	14
Gain on sale of loans	550	532	18	3
Valuation adjustment on mortgage servicing rights	-	16	(16)	(100)
Income on bank owned life insurance	293	263	30	11
Other noninterest income	339	409	(70)	(17)
TOTAL NONINTEREST INCOME	$11,185	$9,715	$1,470	15%

Noninterest income increased by $1.5 million or 15% during the first quarter of 2006 compared to the same quarter in 2005. Rental income on operating leases represented $490 thousand or 33% of the increase in noninterest income. The increase in this category is directly related to the increase in the vehicles under operating lease at ULTEA, Inc., Heartland’s fleet management subsidiary, from 2,351 at March 31, 2005 to 2,462 at March 31, 2006. The other categories experiencing the largest increases were service charges and fees, loan servicing income and trust fees.

Service charges and fees increased $361 thousand or 16% during the first quarter of 2006. Overdraft fees recorded during the first quarter of 2006 were $1.1 million compared to $987 thousand during the first quarter of 2005, comprising $141 thousand or 39% of the increase in services charges and fees. During 2004, an overdraft privilege feature was added to our retail checking account product line. More recently, this same feature was added to our business checking account product line. The expansion of this feature into the business product line, along with growth in the number of checking accounts, resulted in the increased overdraft fees. The other major contributor to the improvement in service charges and fees were the fees recorded by HTLF Capital Corp., our investment banking subsidiary, which totaled $208 thousand during the first quarter of 2006 compared to $108 thousand during the first quarter of 2005.

Loan servicing income increased $322 thousand or 49% during the first quarter of 2006. Servicing fees on commercial loans comprised $226 thousand or 70% of this change for the quarter.

Trust fees improved $222 thousand or 14% during the first quarter of 2006. Focused calling efforts have resulted in growth in the number of accounts, which increased from 2,116 at quarter-end 2005 to 2,264 at quarter-end 2006.
Trust assets increased from $1.3 billion at March 31, 2005, to $1.4 billion at March 31, 2006.

NONINTEREST EXPENSE

	Three Months Ended
	March 31, 2006	March 31, 2005	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$13,084	$11,182	$1,902	17%
Occupancy	1,793	1,626	167	10
Furniture and equipment	1,691	1,367	324	24
Depreciation on equipment under operating leases	3,255	2,928	327	11
Outside services	2,156	1,998	158	8
Advertising	1,124	809	315	39
Core deposit premium amortization	228	270	(42)	(16)
Other noninterest expense	5,225	2,571	2,654	103
TOTAL NONINTEREST EXPENSE	$28,556	$22,751	$5,805	26%

For the first quarter of 2006, noninterest expense increased $5.8 million or 26% in comparison with the same period in 2005. The previously mentioned judgment against Heartland and a bank subsidiary was a major factor in the increase in noninterest expense. Exclusive of the $2.4 million judgment recorded during the first quarter of 2006, noninterest expense increased $3.4 million or 15% in comparison to the first quarter of 2005.

The largest component of noninterest expense, salaries and employee benefits, increased $1.9 million or 17% during the first quarter of 2006 in comparison to the first quarter of 2005. In addition to the merit increases for all salaried employees that are made on January 1 of each year, the growth in salaries and employee benefits expense was a result of additional staffing at the holding company to provide support services to the growing number of bank subsidiaries, the addition of branches at New Mexico Bank & Trust, Riverside Community Bank and Arizona Bank & Trust, and the new bank subsidiary being formed in Denver, Colorado, which began operations in October 2005 as a loan production office under the Rocky Mountain umbrella. Total full-time equivalent employees increased to 938 at March 31, 2006, from 859 at March 31, 2005. Another factor contributing to the increased salaries and employee benefits was compensation expense associated with restricted stock awards and nonqualified stock options granted under the 2005 Long-Term Incentive Plan, which totaled $259 thousand during the first quarter of 2006.

Occupancy and furniture and equipment expense, in aggregate, increased $491 thousand or 16% for the quarters under comparison. These increases were primarily the result of the expansion efforts underway.

Depreciation on equipment under operating leases increased $327 thousand or 11% during the quarters under comparison. As previously mentioned, the number of vehicles under operating lease at ULTEA, Inc. increased from 2,351 at quarter-end 2005 to 2,462 at quarter-end 2006.

Advertising costs increased $315 thousand or 39% during the first quarter of 2006 primarily as a result of the implementation of a demand deposit acquisition program. Management anticipates that this program, which cost approximately $270 thousand during the first quarter of 2006, will continue through the third quarter with a similar amount of expense in each quarter.

Other noninterest expense increased $2.7 million or 103% for the quarters under comparison. Exclusive of the $2.4 million judgment recorded during the first quarter of 2006, other noninterest expense increased $3.4 million or 15% in comparison to the first quarter of 2005. The following types of expenses classified in the other noninterest expense category that contributed to the increase were supplies, telephone, software maintenance, software amortization, seminars and other staff expense. These expenses grew primarily as a result of Heartland’s expansion efforts.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 28.81% for the first quarter of 2006 compared to 30.80% during the first quarter of 2005. Tax-exempt interest income as a percentage of pre-tax income was 25.66% during the first quarter of 2006 compared to 18.94% during the same quarter of 2005. The tax-equivalent adjustment for this tax-exempt interest income was $868 thousand during the first quarter of 2006 compared to $775 thousand during the same quarter in 2005. This increase in tax-exempt interest income partially mitigated the impact that reduced tax credits had on income taxes recorded during the first quarter of 2006. Income taxes recorded during the first quarter of 2005 included low-income housing tax credits totaling $440 thousand for the year. During the first quarter of 2006, these credits decreased to approximately $225 thousand for the year.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.0 billion at March 31, 2006, an increase of $37.8 million or 8% annualized since year-end 2005. This growth was an improvement over the $10.3 million or 2% annualized increase in loans experienced during the first quarter of 2005. The Heartland subsidiary banks experiencing notable loan growth since year-end 2005 were Dubuque Bank and Trust Company, New Mexico Bank & Trust and Rocky Mountain Bank. The commercial and commercial real estate loan category grew by $59.1 million or 18% annualized as a result of continued calling efforts. Heartland continues to experience a shift in the mix of its loan portfolio with commercial and commercial real estate loans now comprising 68% of the total loan portfolio.

The table below presents the composition of the loan portfolio as of March 31, 2006, and December 31, 2005.

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,363,204	68.35%	$1,304,080	66.65%
Residential mortgage	211,349	10.60	219,671	11.23
Agricultural and agricultural real estate	217,701	10.92	230,357	11.77
Consumer	180,929	9.07	181,019	9.25
Lease financing, net	21,170	1.06	21,586	1.10
Gross loans and leases	1,994,353	100.00%	1,956,713	100.00%
Unearned discount	(1,799)		(1,870)
Deferred loan fees	(1,702)		(1,777)
Total loans and leases	1,990,852		1,953,066
Allowance for loan and lease losses	(28,674)		(27,791)
Loans and leases, net	$1,962,178		$1,925,275

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

The allowance for loan and lease losses at March 31, 2006, was 1.44% of loans and 172% of nonperforming loans, compared to 1.42% of loans and 185% of nonperforming loans at December 31, 2005. At March 31, 2006, the allowance for loan and lease losses had increased $883 thousand or 3% since year-end 2005, primarily as a result of the growth experienced in the loan portfolio.

Nonperforming loans were $16.7 million or 0.84% of total loans and leases at March 31, 2006, compared to $15.0 million or 0.77% of total loans and leases at December 31, 2005, primarily due to two credits at Rocky Mountain Bank. Management does not feel this increase is an indication of a developing trend and, because of the net realizable value of collateral, guarantees and other factors, does not expect losses on Heartland’s nonperforming loans to be significant and has specifically provided for any probable losses in the allowance for loan and lease losses.

At March 31, 2006, other real estate owned totaled $2.6 million, an increase of $1.0 million or 65% from the December 31, 2005, total of $1.6 million. This increase was primarily the result of the repossession of one property at Dubuque Bank and Trust Company.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$27,791	$24,973
Provision for loan and lease losses	1,172	1,364
Recoveries on loans and leases previously charged off	489	636
Loans and leases charged off	(778)	(962)
Balance at end of period	$28,674	$26,011
Net charge offs to average loans and leases	0.01%	0.02%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of March 31,		As of December 31,
	2006	2005	2005	2004
Nonaccrual loans and leases	$16,115	$12,825	$14,877	$9,837
Loan and leases contractually past due 90 days or more	599	538	115	88
Total nonperforming loans and leases	16,714	13,363	14,992	9,925
Other real estate	2,612	423	1,586	425
Other repossessed assets	387	196	471	313
Total nonperforming assets	$19,713	$13,982	$17,049	$10,663
Nonperforming loans and leases to total loans and leases	0.84%	0.75%	0.77%	0.56%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 18% of total assets at March 31, 2006, and 19% of total assets at December 31, 2005. During the first quarter of 2006, a portion of the proceeds from securities paydowns and maturities was utilized to fund loan growth.

The only change in the composition of the securities portfolio occurred within mortgage-backed securities and municipal securities. As paydowns and maturities on mortgage-backed securities were received, a portion of those proceeds were reinvested into higher-yielding and longer-term municipal securities.

Unrealized losses in the debt securities portfolio are the result of changes in interest rates and are not related to credit downgrades of the securities. Therefore, Heartland has deemed the impairment as temporary.

The table below presents the composition of the available for sale securities portfolio by major category as of March 31, 2006, and December 31, 2005.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$229,166	44.11%	$234,021	44.38%
Mortgage-backed securities	122,791	23.63	130,334	24.73
States and political subdivisions	136,927	26.36	132,958	25.21
Other securities	30,667	5.90	29,939	5.68
Total available for sale securities	$519,551	100.00%	$527,252	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at March 31, 2006, were $2.13 billion, an increase of $13.7 million for the quarter or nearly 3% annualized. As with loans, this was an improvement over the $6.7 million or 1% annualized growth experienced during the first quarter of 2005. Except for First Community Bank, New Mexico Bank & Trust and Rocky Mountain Bank, all of Heartland’s subsidiary banks increased deposits during the first quarter of 2006. Demand deposits experienced a $17.8 million or 20% annualized decline, in large part, due to normal seasonal fluctuations that many banks experience during the first quarter of the year. More indicative of our continued emphasis in growing demand deposits is the 7% increase in demand account balances when comparing the March 31, 2006, balances to the March 31, 2005, balances. During this same time period, the number of demand deposit accounts increased by 3,619 to 44,695. As a result of the deposit acquisition program initiated early in 2006, we hope to experience meaningful growth in demand deposits accounts throughout the remainder of the year.

Savings deposit balances increased by $24.6 million or 13% annualized and time deposit balances increased $6.8 million or 3% annualized. Of particular note is that all of the growth in time deposits occurred in deposits from local markets as total brokered deposits decreased from $145.5 million at year-end 2005 to $115.4 million at March 31, 2006, and exclusive of brokered deposits, time deposits increased $37.0 million or 17% annualized. As interest rates have increased, many deposit customers have shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively in order to retain existing deposit customers, as well as to attract new customers.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. During the first quarter of 2006, the amount of short-term borrowings decreased by $23.1 million or 9%. Repurchase agreement balances comprised $13.9 million or 61% of the decline. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $182.0 million at year-end 2005 and $168.1 million at quarter-end 2006. One large municipal account at New Mexico Bank & Trust can vary significantly from quarter to quarter. Typically, the balances in this account increase during the last quarter of the year and then decline during the first quarter of the next year as tax proceeds are dispersed.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. Under these revolving credit lines, Heartland may borrow up to $75.0 million. At March 31, 2006, a total of $47.0 million was outstanding on these credit lines compared to $60.8 million on December 31, 2005.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings increased $11.2 million or 5% since year-end 2005. On January 31, 2006, Heartland completed an offering of $20.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust V. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used as a permanent source of funding for Heartland’s nonbanking subsidiaries and for general corporate purposes, including future acquisitions. Interest is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The debentures will mature and the trust preferred securities must be redeemed on January 31, 2036. Heartland has the option to shorten the maturity date to a date not earlier than January 31, 2011. For regulatory purposes, all $20.0 million qualifies as Tier 2 capital.

Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. The following is a schedule of Heartland’s trust preferred offerings outstanding as of March 31, 2006:

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/06	Maturity Date	Callable Date

$ 5,000,000	08/07/00	10.60%	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	3.60% Over Libor	8.53%	12/18/31	12/18/06
5,000,000	06/27/02	3.65% Over Libor	8.72%	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	8.25%	10/10/33	10/10/08
25,000,000	3/17/04	2.75% Over Libor	7.67%	3/17/34	3/17/09
20,000,000	1/31/06	1.33% Over Libor	6.00%	1/31/36	1/31/11
$ 83,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at March 31, 2006, had decreased to $142.1 million from $151.0 million at December 31, 2005. Total FHLB borrowings at March 31, 2006, had an average rate of 3.95% and an average maturity of 3.13 years.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$215,244	9.23%	$209,968	9.28%
Tier 1 capital minimum requirement	93,308	4.00%	90,514	4.00%
Excess	$121,936	5.23%	$119,454	5.28%
Total capital	$265,363	11.38%	$240,152	10.61%
Total capital minimum requirement	186,616	8.00%	181,028	8.00%
Excess	$78,747	3.38%	$59,124	2.61%
Total risk-adjusted assets	$2,332,701		$2,262,854
Leverage Capital Ratios[2]
Tier 1 capital	$215,244	7.81%	$209,968	7.66%
Tier 1 capital minimum requirement[3]	110,273	4.00%	109,637	4.00%
Excess	$104,971	3.81%	$100,331	3.66%
Average adjusted assets (less goodwill and other intangible assets)	$2,756,820		$2,740,922

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

In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado and its hopes to use this office as a springboard to opening a full-service state chartered bank in this market during the second quarter of 2006. The capital structure of this new bank, to be named Summit Bank & Trust, is anticipated to be very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment would be $12.0 million, or 80%, of the targeted $15.0 million initial capital. All minority stockholders will enter into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening.

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

Net cash outflows from investing activities were $46.1 million during the first three months of 2006, compared to $1.3 million during the same three months of 2005. During the first three months of 2006, a portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth. The net increase in loans and leases was $39.0 million during the first three months of 2006 compared to $10.3 million during the same three months of 2005. The proceeds from securities sales, paydowns and maturities was $15.5 million during the first quarter of 2006 compared to $47.6 million during the first quarter of 2005. Only $9.8 million of these proceeds was used during 2006 to purchase securities while $26.3 million was used for securities purchases during 2005.

Financing activities used cash of $672 thousand during the first three months of 2006 while these same activities provided cash of $13.4 million during the same period in 2005. During the first three months of 2006, there was a net increase in deposit accounts of $13.7 million compared to $6.7 million during the first three months of 2005. Proceeds from other borrowings was $20.6 million during the first quarter of 2006 compared to $30.9 million during the same quarter of 2005.

Total cash provided by operating activities was $14.1 million during the first three months of 2006 compared to total cash used by operating activities of $4.8 million during the same three months of 2005. The amount of cash received on the sales of loans had increased at a greater amount than the amount of loans originated for sale during the first quarter of 2006 compared to the same quarter in 2005.

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

At March 31, 2006, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $75.0 million, of which $47.0 million had been borrowed. A portion of these lines provides funding for the operations of Citizens and ULTEA. At March 31, 2006, the borrowings on these lines for Citizens and ULTEA were $2.0 million and $25.0 million, respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2006, Heartland was in compliance with the covenants contained in the credit agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland’s market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of Heartland’s assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss. Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of Heartland’s and each of the Bank Subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Through the use of these tools, Heartland has determined that the balance sheet is structured such that, during the first year of an upward shift in interest rates, the positive change in net interest margin would be minimal; whereas, in a downward shift in interest rates, the negative change in net interest margin would be more significant. In a two year horizon, the positive impact an upward shift would have on net interest margin increases to a more significant level as does the negative impact a downward shift would have on the net interest margin, all other factors being held constant. Although management has entered into derivative financial instruments to mitigate the exposure Heartland’s net interest margin has in a downward rate environment, it does not believe that Heartland’s primary market risk exposures and how those exposures have been managed to-date in 2006 changed significantly when compared to 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective. There have been no significant changes in Heartland’s internal controls or in other factors that could significantly affect internal controls. There have been no changes in Heartland’s disclosure controls or internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, Heartland’s disclosure controls or internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors”, in Heartland’s 2005 Annual Report on Form 10-K. Please refer to that section of Heartland’s Form 10-K for disclosures regarding the risks and uncertainties related to Heartland’s business.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended March 31, 2006, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
01/01/06- 01/31/06	28,322	$21.60	28,322	$2,519,926
02/01/06- 02/28/06	9,404	$21.65	9,404	$2,360,362
03/01/06- 03/31/06	17,400	$21.14	17,400	$4,981,778
Total:	55,126	$21.34	55,126	N/A

(1)
On October 19, 2004, Heartland’s board of directors increased the dollar value of its common stock that management is authorized to acquire and hold as treasury shares from $4.0 million to $5.0 million at any one time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	Agreement and Plan of Merger among Heartland Financial USA, Inc., Arizona Bank & Trust and Bank of the Southwest and Related Agreements dated as of December 30, 2005, executed on January 12, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 10, 2006