Form 10-Q
period 2006-06-30
HEARTLAND FINANCIAL USA INC
filed 2006-08-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes           No  ☒

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of August 8, 2006, the Registrant had outstanding 16,517,634 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$36,945	$40,422
Federal funds sold and other short-term investments	10,440	40,599
Cash and cash equivalents	47,385	81,021
Securities:
Trading, at fair value	788	515
Available for sale, at fair value (cost of $533,460 at June 30, 2006, and $528,647 at December 31, 2005)	525,996	527,252
Loans held for sale	44,686	40,745
Gross loans and leases:
Loans and leases	2,077,393	1,953,066
Allowance for loan and lease losses	(29,941)	(27,791)
Loans and leases, net	2,047,452	1,925,275
Assets under operating leases	39,852	40,644
Premises, furniture and equipment, net	105,146	92,769
Other real estate, net	1,693	1,586
Goodwill	40,531	35,398
Intangible assets, net	9,327	9,159
Bank owned life insurance	33,386	32,804
Other assets	39,069	31,164
TOTAL ASSETS	$2,935,311	$2,818,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$378,211	$352,707
Savings	799,884	754,360
Time	1,075,134	1,011,111
Total deposits	2,253,229	2,118,178
Short-term borrowings	229,723	255,623
Other borrowings	225,650	220,871
Accrued expenses and other liabilities	35,251	35,848
TOTAL LIABILITIES	2,743,853	2,630,520
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,556,745 shares at June 30, 2006, and 16,547,482 shares at December 31, 2005)	16,557	16,547
Capital surplus	37,877	40,256
Retained earnings	142,852	135,112
Accumulated other comprehensive loss	(4,958)	(1,011)
Treasury stock at cost (35,925 shares at June 30, 2006, and 157,067 shares at December 31, 2005)	(870)	(3,092)
TOTAL STOCKHOLDERS’ EQUITY	191,458	187,812
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,935,311	$2,818,332

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
INTEREST INCOME:
Interest and fees on loans and leases	$41,411	$32,596	$79,329	$62,584
Interest on securities:
Taxable	3,991	3,567	7,874	7,098
Nontaxable	1,469	1,333	2,897	2,658
Interest on federal funds sold and other short-term investments	127	57	301	104
Interest on interest bearing deposits in other financial institutions	7	79	12	147
TOTAL INTEREST INCOME	47,005	37,632	90,413	72,591
INTEREST EXPENSE:
Interest on deposits	14,852	10,282	27,939	19,464
Interest on short-term borrowings	2,932	1,709	5,383	2,973
Interest on other borrowings	3,151	2,540	6,195	5,046
TOTAL INTEREST EXPENSE	20,935	14,531	39,517	27,483
NET INTEREST INCOME	26,070	23,101	50,896	45,108
Provision for loan and lease losses	1,485	1,636	2,657	3,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	24,585	21,465	48,239	42,108
NONINTEREST INCOME:
Service charges and fees	2,738	2,307	5,339	4,547
Loan servicing income	1,058	726	2,038	1,384
Trust fees	1,741	1,605	3,558	3,200
Brokerage commissions	369	255	612	478
Insurance commissions	141	129	277	266
Securities gains(losses), net	229	(20)	361	33
Gain(loss) on trading account securities, net	(25)	(26)	8	(8)
Rental income on operating leases	4,007	3,845	8,068	7,416
Gain on sale of loans	577	644	1,127	1,176
Valuation adjustment on mortgage servicing rights	-	(34)	-	(18)
Income on bank owned life insurance	235	243	528	506
Other noninterest income	244	366	583	775
TOTAL NONINTEREST INCOME	11,314	10,040	22,499	19,755
NONINTEREST EXPENSE:
Salaries and employee benefits	13,043	11,529	26,127	22,711
Occupancy	1,820	1,534	3,613	3,160
Furniture and equipment	1,719	1,542	3,410	2,909
Depreciation on equipment under operating leases	3,202	3,141	6,457	6,069
Outside services	2,599	1,957	4,755	3,955
Advertising	1,027	767	2,151	1,576
Intangible assets amortization	238	237	466	507
Other noninterest expense	3,101	2,752	8,326	5,323
TOTAL NONINTEREST EXPENSE	26,749	23,459	55,305	46,210
INCOME BEFORE INCOME TAXES	9,150	8,046	15,433	15,653
Income taxes	2,928	2,640	4,738	4,983
NET INCOME	$6,222	$5,406	$10,695	$10,670
EARNINGS PER COMMON SHARE - BASIC	$0.38	$0.33	$0.65	$0.65
EARNINGS PER COMMON SHARE - DILUTED	$0.37	$0.32	$0.64	$0.64
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.08	$0.18	$0.16

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2005	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net income			10,670			10,670
Unrealized loss on securities available for sale arising during the period				(973)		(973)
Reclassification adjustment for net security gains realized in net income				(33)		(33)
Unrealized gain on derivatives arising during the period, net of realized losses of $169				341		341
Income taxes				227		227
Comprehensive income						10,232
Cash dividends declared:
Common, $0.16 per share			(2,629)			(2,629)
Purchase of 203,919 shares of common stock					(4,071)	(4,071)
Issuance of 162,332 shares of common stock		(359)			3,049	2,690
Commitments to issue common stock		242				242
Balance at June 30, 2005	$16,547	$40,329	$125,841	$2,451	$(2,922)	$182,246

Balance at January 1, 2006	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812
Net income			10,695			10,695
Unrealized loss on securities available for sale arising during the period				(5,708)		(5,708)
Reclassification adjustment for net security gains realized in net income				(361)		(361)
Unrealized loss on derivatives arising during the period, net of realized losses of $41				(259)		(259)
Income taxes				2,381		2,381
Comprehensive income						6,748
Cash dividends declared:
Common, $0.18 per share			(2,955)			(2,955)
Purchase of 100,479 shares of common stock					(2,267)	(2,267)
Issuance of 230,884 shares of common stock	10	(2,774)			4,489	1,725
Commitments to issue common stock		395				395
Balance at June 30, 2006	$16,557	$37,877	$142,852	$(4,958)	$(870)	$191,458

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,695	$10,670
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,493	9,652
Provision for loan and lease losses	2,657	3,000
Net amortization of premium on securities	588	1,524
Securities gains, net	(361)	(33)
(Increase) decrease in trading account securities	(273)	33
Stock-based compensation	395	242
Loans originated for sale	(136,681)	(126,426)
Proceeds on sales of loans	133,867	109,838
Net gain on sales of loans	(1,127)	(1,176)
Increase in accrued interest receivable	(1,870)	(1,284)
Increase in accrued interest payable	1,184	534
Other, net	(6,446)	(11,222)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	13,121	(4,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of time deposits	-	1,178
Proceeds from the sale of securities available for sale	8,826	18,100
Proceeds from the maturity of and principal paydowns on securities available for sale	42,830	76,822
Purchase of securities available for sale	(48,426)	(52,104)
Net increase in loans and leases	(74,971)	(83,462)
Increase in assets under operating leases	(5,665)	(11,926)
Capital expenditures	(15,289)	(11,976)
Net cash and cash equivalents paid in acquisition of subsidiaries, net of cash received	(15,015)	-
Proceeds on sale of OREO and other repossessed assets	1,510	564
NET CASH USED BY INVESTING ACTIVITIES	(106,200)	(62,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	36,629	20,611
Net increase in time deposit accounts	53,969	47,956
Net increase (decrease) in short-term borrowings	(31,207)	57
Proceeds from other borrowings	21,693	36,006
Repayments of other borrowings	(16,914)	(20,545)
Purchase of treasury stock	(2,267)	(4,071)
Proceeds from issuance of common stock	382	1,329
Excess tax benefits on exercised stock options	113	-
Dividends paid	(2,955)	(2,629)
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,443	78,714
Net increase (decrease) in cash and cash equivalents	(33,636)	11,262
Cash and cash equivalents at beginning of year	81,021	73,749
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,385	$85,011
Supplemental disclosures:
Cash paid for income/franchise taxes	$5,587	$5,660
Cash paid for interest	$38,304	$26,949
Acquisitions:
Net assets acquired	$13,061	$-
Cash paid for purchase of stock	$18,081	$-
Cash acquired	$3,066	$-
Net cash paid for acquisitions	$(15,015)	$-

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2005, included in Heartland Financial USA, Inc.’s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 10, 2006. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended June 30, 2006, are not necessarily indicative of the results expected for the year ending December 31, 2006.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006 and 2005, are shown in the tables below:

	Three Months Ended
(Dollars in thousands)	6/30/06	6/30/05
Net income	$6,222	$5,406
Weighted average common shares outstanding for basic earnings per share (000’s)	16,541	16,420
Assumed incremental common shares issued upon exercise of stock options (000’s)	258	302
Weighted average common shares for diluted earnings per share (000’s)	16,799	16,722
Earnings per common share - basic	$0.38	$0.33
Earnings per common share - diluted	$0.37	$0.32

	Six Months Ended
(Dollars in thousands)	6/30/06	6/30/05
Net income	$10,695	$10,670
Weighted average common shares outstanding for basic earnings per share (000’s)	16,486	16,450
Assumed incremental common shares issued upon exercise of stock options (000’s)	242	304
Weighted average common shares for diluted earnings per share (000’s)	16,728	16,754
Earnings per common share - basic	$0.65	$0.65
Earnings per common share - diluted	$0.64	$0.64

Stock-Based Compensation

Effective January 1, 2006, Heartland adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payment using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense is based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on Heartland’s consolidated financial statements for the year ending on December 31, 2006, is expected to be a reduction in net income of $290 thousand or diluted earnings per share of $0.02.

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

On May 18, 2005, stock awards totaling 136,500 shares were granted to key policy-making employees. These awards were granted at no cost to the employee. These awards are contingent upon the achievement of performance objectives through December 31, 2009, and completely vest on December 31, 2011. Compensation expense is being recognized ratably over the vesting period.

Options have been granted with an exercise price equal to the fair market value of Heartland stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The 2005 Long-Term Incentive Plan was adopted on May 18, 2005, which replaced the 2003 Stock Option Plan. The 2003 Stock Option Plan had previously replaced the 1993 Stock Option Plan.

Information concerning the issuance of stock options is presented in the following table:
	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2006	796,650	$12.70
Granted	130,750	21.60
Exercised	(22,200)	8.27
Forfeited	(7,400)	16.04
Outstanding at June 30, 2006	897,800	$14.08
Weighted-average fair value of options granted during the six-month period ended June 30, 2006	$5.65

At June 30, 2006, the vested options totaled 483,175 shares with a weighted average exercise price of $10.17 per share and a weighted average remaining contractual life of 2.90 years. The intrinsic value for the vested options as of June 30, 2006, was $8.0 million. The intrinsic value for the total of all options exercised during the six months ended June 30, 2006, was $408 thousand, and the total fair value of shares vested during the six months ended June 30, 2006, was $237 thousand.

At June 30, 2006, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 743,360.

The fair value of the 2006 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair value for the 2006 options was $21.60. Significant assumptions include:

2006
Risk-free interest rate	4.52%
Expected option life	7 years
Expected volatility	22.00%
Expected dividends	2.00%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the yield on the 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the six months ended June 30, 2006, was $183 thousand, with a related tax benefit of $113 thousand.

Total compensation costs recorded were $395 thousand for the six months ended June 30, 2006, and $242 thousand for the six months ended June 30, 2005, for stock options and the restricted stock awards. As of June 30, 2006, there was $3.6 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2011.

Prior to adopting FAS 123R, Heartland applied APB Opinion 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options was recognized in the financial statements. Pursuant to the disclosure requirements of FAS 123R, pro forma net income and earnings per share for the three-month and six-month periods ended June 30, 2005, are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods:
	Three Months Ended 6/30/05	Six Months Ended 6/30/05
(Dollars in thousands, except per share data)
Net income as reported	$5,406	10,670
Pro forma	5,406	10,460
Earnings per share-basic as reported	$0.33	0.65
Pro forma	0.33	0.64
Earnings per share-diluted as reported	$0.32	0.64
Pro forma	0.32	0.62

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”), replacing APB Opinion No. 20, Accounting for Changes, and FAS 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and correction of errors. APB Opinion No. 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. FAS 154 is effective for fiscal years beginning after December 15, 2005. Heartland’s adoption of FAS 154 on January 1, 2006, did not have a material effect on the consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), an amendment to Statement of Financial Accounting Standards No. 133 and 140. FAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Heartland has not early-adopted the provisions of FAS 155 and does not currently anticipate that the impact of such adoption on January 1, 2007, will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“FAS 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 140”), Accounting for Transfers and Extinguishments of Liabilities. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to elect either the fair value measurement method with changes in fair value reflected in earnings or the amortization method as defined in FAS 140 for subsequent measurements. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Heartland plans to adopt FAS 156 on January 1, 2007, and is in the process of assessing the impact of the adoption of this statement on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. Heartland plans to adopt FIN 48 on January 1, 2007, and is in the process of assessing the impact of the adoption of this statement on its consolidated financial statements.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2006, and December 31, 2005, are presented in the table below, in thousands:

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Core deposit intangibles	$9,756	$4,602	$9,217	$4,163
Mortgage servicing rights	5,060	1,702	4,685	1,422
Customer relationship intangible	917	102	917	75
Total	$15,733	$6,406	$14,819	$5,660
Intangible assets, net		$9,327		$9,159

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2006. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at June 30, 2006, and at December 31, 2005.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ending December 31, 2006	$493	$480	$27	$1,000

Year ending December 31,
2007	905	823	53	1,781
2008	886	685	52	1,623
2009	787	548	50	1,385
2010	505	411	49	965
2011	489	274	47	810
Thereafter	1,089	137	537	1,763

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar has an effective date of April 4, 2006, and a maturity date of April 4, 2009. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset with changes in the prime rate. Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of June 30, 2006, the fair market value of this collar transaction was recorded as a liability of $107 thousand and was accounted for as a cash flow hedge.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset with changes in the prime rate. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of June 30, 2006, the fair market value of this collar transaction was recorded as a liability of $338 thousand and was accounted for as a cash flow hedge.

Heartland also has an interest rate swap contract to effectively convert $25.0 million of its variable interest rate debt to fixed interest rate debt. As of June 30, 2006, Heartland had an interest rate swap contract with a notional amount of $25.0 million to pay a fixed interest rate of 4.35% and receive a variable interest rate of 4.61% based on $25.0 million of indebtedness. Payments under the interest rate swap contract are made monthly. This contract expires on November 1, 2006. The fair market value of the interest rate swap contract was recorded as an asset of $99 thousand as of June 30, 2006, and is accounted for as a cash flow hedge.

There was no ineffectiveness recognized on these cash flow hedge transactions for the quarter and six months ended June 30, 2006. All components of the derivative instruments’ gain or loss were included in the assessment of hedge effectiveness.

On July 8, 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.5% on a notional amount of $100.0 million. All changes in the fair market value of this hedge transaction of $1 thousand flowed through Heartland’s income statement under the other noninterest income category during the first six months of 2006 since it is accounted for as a free-standing derivative. As of June 30, 2006, this floor contract had a fair market value of $0.

By using derivatives, Heartland is exposed to credit risk if counterparties to derivative instruments do not perform as expected. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments.

NOTE 4: ACQUISITIONS

On May 15, 2006, Heartland’s acquisition of Bank of the Southwest was completed. Immediately upon completion, the acquired entity became a part of Arizona Bank & Trust, Heartland’s de novo bank chartered in 2003. As of the acquisition date, total assets at Bank of the Southwest were $63.2 million, total loans were $52.4 million and total deposits were $44.4 million. The purchase price was $18.1 million, all in cash. The resultant acquired core deposit intangible of $539 thousand is being amortized over a period of eight years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $5.1 million was recorded as goodwill.

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

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of Heartland’s 2005 Form 10-K filed with the Securities and Exchange Commission on March 10, 2006. In addition to the risk factors described in that section, there are other factors that may impact any public company, including Heartland, which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries. These additional factors include, but are not limited to, the following:

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

GENERAL

Heartland’s results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, gains on sale of loans, rental income on operating leases and trust income, also affects Heartland’s results of operations. Heartland’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases and provision for loan and lease losses.

Net income for the quarter ended June 30, 2006, was $6.2 million, or $0.37 per diluted share, compared to net income of $5.4 million, or $0.32 per diluted share, during the second quarter of 2005, an increase of $816 thousand or 15%. Return on average equity was 13.10% and return on average assets was 0.87% for the second quarter of 2006, compared to 12.12% and 0.81%, respectively, for the same quarter in 2005.

On May 15, 2006, the acquisition of Bank of the Southwest was completed and the bank became a part of Arizona Bank & Trust, Heartland’s de novo bank chartered in 2003 and located in Phoenix, Arizona. As of the acquisition date, total assets at Bank of the Southwest were $63.2 million, total loans were $52.4 million and total deposits were $44.4 million. The purchase price was $18.1 million, all in cash. The resultant acquired core deposit intangible of $539 thousand is being amortized over a period of eight years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $5.1 million was recorded as goodwill.

Despite intense competition in every market, Heartland’s net interest margin improved during the second quarter of 2006 by sixteen basis points to 4.19% over the same quarter of 2005. Contributing to this improvement was the Company’s continued expansion into the Western states of New Mexico, Montana, Arizona and Colorado where net interest margins tend to be higher than those earned in the Midwestern states. During the second quarter of 2006, net interest income increased $3.0 million or 13% compared to the same quarter in 2005, due primarily to growth in earning assets. Average earning assets went from $2.38 billion during the second quarter of 2005 to $2.59 billion during the same quarter in 2006, a change of $203.5 million or 9%. Noninterest income increased by $1.3 million or 13% during the second quarter of 2006 compared to the same quarter in 2005. The categories experiencing the largest increases were service charges and fees, loan servicing income and securities gains. For the second quarter of 2006, noninterest expense increased $3.3 million or 14% in comparison with the same period in 2005. The largest component of noninterest expense, salaries and employee benefits, increased $1.5 million or 13% during the second quarter of 2006 in comparison to the second quarter of 2005. This growth in salaries and employee benefits expense was primarily a result of additional staffing at the holding company to provide support services to the growing number of bank subsidiaries, the addition of branches at New Mexico Bank & Trust and Arizona Bank & Trust, and the new bank subsidiary being formed in Denver, Colorado, which began operations in October 2005 as a loan production office under the Rocky Mountain umbrella.

Net income for the first six months of 2006 remained consistent with the net income recorded for the first six months of 2005 at $10.7 million, or $0.64 per diluted share. Return on average equity was 11.34% and return on average assets was 0.76% for the first six months of 2006, compared to 12.09% and 0.81%, respectively, for the same period in 2005.

As previously disclosed, Heartland and Wisconsin Community Bank, a wholly-owned bank subsidiary, were defendants in a lawsuit regarding a breach of contract claim relating to the 2002 sale of Wisconsin Community Bank’s Eau Claire branch. Heartland and Wisconsin Community Bank filed a counterclaim against the plaintiff. The matters were tried in the State of Wisconsin Circuit Court, St. Croix County, in December of 2005. On May 3, 2006, Heartland was notified by the court that a verdict was entered awarding the plaintiff $2.4 million for its original claim and awarding Heartland $286 thousand for its counterclaim against the plaintiff. During the first quarter of 2006, Heartland recorded the pre-tax judgment of $2.4 million as noninterest expense and the $286 thousand award as a loan loss recovery. The net after tax adjustment to net income for this one-time event was $1.3 million. Exclusive of this expense, Heartland’s net income for the first six months of 2006 was $12.0 million, or $0.72 per diluted share, an increase of $1.3 million or 12% over the first six months of 2005. Because of the non-recurring nature of this expense, Heartland believes that this pro-forma presentation is important for investors to understand Heartland’s financial performance for the first six months of 2006. Heartland and its legal counsel are considering what post-trial actions to pursue.

For the six-month period ended June 30, 2006, net interest margin had improved by seventeen basis points to 4.17% when compared to the same period in 2005. Heartland’s expansion into the West has been a contributing factor to this improvement in the Company’s net interest margin. Net interest income increased $5.8 million or 13% during the first six months of 2006 over the same period in 2005. Average earning assets during the first half of 2006 had grown by $194.7 million or 8% over the first half of 2005. Also contributing to the improvement in net interest margin was a shift in balances to loans from securities which led to increased interest income. For the first six months of 2006, noninterest income increased $2.7 million or 14% over the same period in 2005. In addition to service charges and fees, loan servicing income and securities gains, the other categories contributing to this improvement for the six-month period were trust fees and rental income on operating leases. For the six-month period ended June 30, 2006, noninterest expense increased $9.1 million or 20% when compared to the same six-month period in 2005. Again, the largest contributor to this increase was salaries and employee benefits which grew by $3.4 million or 15% during this six-month comparative period. In addition to staffing increases as a result of the expansion efforts, merit increases for all salaried employees are made on January 1 of each year. Total full-time equivalent employees increased to 961 at June 30, 2006, from 884 at June 30, 2005. The acquisition of the Bank of the Southwest was responsible for 12 of the full-time equivalent employees at June 30, 2006. The $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006 was also a major factor in the increase in noninterest expense for the six-month comparative period. Exclusive of the judgment, noninterest expense increased $6.7 million or 15% in comparison to the first six months of 2005.

At June 30, 2006, total assets were $2.9 billion, an increase of $117.0 million or 8% annualized since year-end 2005. Heartland continues to channel its resources into expansion of its banking franchise. In the first half of 2006, Heartland completed the acquisition of Bank of the Southwest in Phoenix, Arizona; opened one new branch location in Chandler, Arizona and two new branch locations in the Albuquerque, New Mexico market; opened a new finance company office in the Chicago market; broke ground for new branch locations in Madison, Wisconsin and Santa Fe, New Mexico; and filed an application for a new bank charter in the Denver market. Each of these new locations are viewed as strategic investments in future growth and profitability. This expansion activity, with a continued preference for the West, builds toward Heartland’s goal of an equal distribution of assets between the Midwest and Western markets. As of June 30, 2006, the ratio stood at 60% in the Midwest markets and 40% in the West. This compares with 36% of Heartland’s assets in the West one year ago.

Total loans and leases were $2.1 billion at June 30, 2006, an increase of $124.3 million or 13% annualized since year-end 2005. The acquisition of Bank of the Southwest accounted for $50.9 million or 41% of this growth. The commercial and commercial real estate loan category grew by $117.1 million or 18% annualized. Exclusive of the $21.0 million in commercial and commercial real estate loans acquired in the Bank of the Southwest acquisition, this loan category increased by $96.1 million or 15% annualized. In order to provide the investing community with a perspective on how the semi-annual growth in both loans and deposits equates to performance on an annualized basis, throughout this report we have reflected the growth rates on these two categories as an annualized percentage. This annualized number was calculated by multiplying the growth percentage for the first six months of the year by two.

Total deposits at June 30, 2006, were $2.3 billion, an increase of $135.1 million or 13% annualized since year-end 2005. The acquisition of Bank of the Southwest accounted for $44.4 million or 33% of this growth. Demand deposits experienced a $25.5 million or 14% annualized increase, with $17.0 million or 66% of this increase resulting from the Bank of the Southwest acquisition. Savings deposit balances increased by $45.5 million or 12% annualized and time deposit balances increased $64.0 million or 13% annualized. The Bank of the Southwest acquisition accounted for $17.4 million or 38% of the growth in savings deposit balances and $10.0 million or 16% of the growth in time deposit balances. Of particular note is that a large portion of the growth in time deposits occurred in deposits from local markets as total brokered deposits increased by only $9.6 million from $145.5 million at year-end 2005 to $155.1 million at June 30, 2006. As interest rates have continued to move upward, many deposit customers have shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively in order to retain existing deposit customers, as well as to attract new customers.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2006. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.19% during the second quarter of 2006 compared to 4.03% for the second quarter of 2005. Net interest income on a tax-equivalent basis totaled $27.0 million during the second quarter of 2006, an increase of $3.1 million or 13% from the $23.9 million recorded during the second quarter of 2005. Contributing to this improvement is the Company’s continued growth in average earning assets, particularly in the West where net interest margins tend to be higher than those earned in the Midwest. Average earning assets went from $2.38 billion during the second quarter of 2005 to $2.59 billion during the same quarter in 2006, a change of $203.5 million or 9%. Also contributing to this improvement was a shift in balances to loans from securities. The percentage of average loans to total average assets increased from 69% during the second quarter of 2005 to 71% during the second quarter of 2006.

For the first six months of 2006, net interest margin, expressed as a percentage of average earning assets, was 4.17% compared to 4.00% for the same six months of 2005. Net interest income on a tax-equivalent basis was $52.7 million during the first half of 2006, an increase of $6.0 million or 13% from the $46.7 million recorded during the first half of 2005. Average earning assets during the first half of 2006 had grown by $194.7 million or 8% over the first half of 2005. The aforementioned expansion into the West, along with a shift in balances to loans from securities, has been a contributing factor in the improvement in net interest margin. For the six month comparative period, the percentage of average loans to total average assets increased from 68% in 2005 to 71% in 2006.

On a tax-equivalent basis, interest income in the second quarter of 2006 totaled $47.9 million compared to $38.5 million in the second quarter of 2005, an increase of $9.4 million or 25%. For the first six months of 2006, interest income on a tax-equivalent basis increased $18.0 million or 24% over the same period in 2005. More than half of the loans in Heartland’s bank subsidiary commercial and agricultural loan portfolios are floating rate loans, thus increases in the national prime rate, as experienced during the first six months of 2006, have an immediate positive impact on interest income.

Interest expense for the second quarter of 2006 was $20.9 million compared to $14.5 million in the second quarter of 2005, an increase of $6.4 million or 44%. On a six-month comparative basis, interest expense increased $12.0 million or 44%. As rates continued to move upward during the first six months of 2006, Heartland experienced some movement in deposit balances from lower yielding accounts into higher yielding money market and certificate of deposit accounts.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During the remainder of 2006, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet will be delayed if rates continue to rise as a highly competitive environment is expected to place undue pressure on deposit costs. Eventually, in a rapidly rising interest rate environment, funding costs should stabilize while asset yields continue to improve. Alternatively, should the current rising rate environment reverse, Heartland’s net interest income would likely decline. In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income, Heartland entered into a two-year floor transaction on a notional $100.0 million in July 2005, a five-year collar transaction on a notional $50.0 million in September 2005 and an additional three-year collar transaction on a notional $50.0 million in April 2006.

The table below sets forth certain information relating to Heartland’s average consolidated balance sheets and reflects the yield on average earnings asserts and the cost of average interest bearing liabilities for the periods indicated. Dividing income or expense by the average balance of assets or liabilities derives such yield and costs. Average balances are derived from daily balances. Nonaccrual loans and loans held for sale are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended June 30, 2006 and 2005 (Dollars in thousands)
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$392,465	$3,990	4.08%	$408,720	$3,567	3.50%
Nontaxable[1]	132,467	2,262	6.85	118,125	2,052	6.97
Total securities	524,932	6,252	4.78	526,845	5,619	4.28
Interest bearing deposits	718	7	3.91	7,574	79	4.18
Federal funds sold	10,392	127	4.90	8,508	57	2.69
Loans and leases:
Commercial and commercial real estate[1]	1,422,301	26,871	7.58	1,211,184	19,453	6.44
Residential mortgage	223,095	3,660	6.58	233,383	3,474	5.97
Agricultural and agricultural real estate[1]	225,983	4,509	8.00	228,259	3,993	7.02
Consumer	186,399	4,654	10.01	179,474	3,828	8.56
Direct financing leases, net	20,695	336	6.51	13,002	278	8.58
Fees on loans	-	1,501	-	-	1,681	-
Less: allowance for loan and lease losses	(29,320)	-	-	(26,496)	-	-
Net loans and leases	2,049,153	41,531	8.13	1,838,806	32,707	7.13
Total earning assets	2,585,195	47,917	7.43	2,381,733	38,462	6.48
NONEARNING ASSETS	298,172	-	-	298,702	-	-
TOTAL ASSETS	$2,883,367	$47,917	6.67%	$2,680,435	$38,462	5.76%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$791,368	$4,594	2.33%	$754,578	$2,553	1.36%
Time, $100,000 and over	215,738	2,130	3.96	196,886	1,500	3.06
Other time deposits	811,596	8,128	4.02	749,708	6,229	3.33
Short-term borrowings	262,755	2,932	4.48	234,301	1,709	2.93
Other borrowings	226,124	3,151	5.59	211,427	2,540	4.82
Total interest bearing liabilities	2,307,581	20,935	3.64	2,146,900	14,531	2.71
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	346,971	-	-	321,707	-	-
Accrued interest and other liabilities	38,296	-	-	32,934	-	-
Total noninterest bearing liabilities	385,267	-	-	354,641	-	-
STOCKHOLDERS’ EQUITY	190,519	-	-	178,894	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,883,367	$20,935	2.91%	$2,680,435	$14,531	2.17%
Net interest income[1]		$26,982			$23,931
Net interest income to total earning assets[1]			4.19%			4.03%
Interest bearing liabilities to earning assets	89.26%			90.14%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the six months ended June 30, 2006 and 2005 (Dollars in thousands)
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$393,984	$7,874	4.03%	$412,730	$7,099	3.47%
Nontaxable[1]	131,018	4,457	6.86	117,508	4,089	7.02
Total securities	525,002	12,331	4.74	530,238	11,188	4.25
Interest bearing deposits	572	12	4.23	7,274	147	4.08
Federal funds sold	12,947	301	4.69	8,183	104	2.56
Loans and leases:
Commercial and commercial real estate[1]	1,389,827	51,203	7.43	1,194,366	37,445	6.32
Residential mortgage	223,217	7,141	6.45	227,295	6,907	6.13
Agricultural and agricultural real estate[1]	222,505	8,747	7.93	224,372	7,634	6.86
Consumer	183,682	8,919	9.79	174,698	7,372	8.51
Direct financing leases, net	20,894	675	6.51	14,696	505	6.93
Fees on loans	-	2,863	-	-	2,894	-
Less: allowance for loan and lease losses	(28,734)	-	-	(25,920)	-	-
Net loans and leases	2,011,391	79,548	7.98	1,809,507	62,757	6.99
Total earning assets	2,549,912	92,192	7.29	2,355,202	74,196	6.35
NONEARNING ASSETS	290,879	-	-	296,690	-	-
TOTAL ASSETS	$2,840,791	$92,192	6.54%	$2,651,892	$74,196	5.64%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$777,641	$8,434	2.19%	$752,642	$4,593	1.23%
Time, $100,000 and over	218,494	4,191	3.87	181,686	2,687	2.98
Other time deposits	798,422	15,314	3.87	747,583	12,184	3.29
Short-term borrowings	253,100	5,383	4.29	231,781	2,973	2.59
Other borrowings	228,109	6,195	5.48	207,022	5,046	4.92
Total interest bearing liabilities	2,275,766	39,517	3.50	2,120,714	27,483	2.61
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	340,172	-	-	318,507	-	-
Accrued interest and other liabilities	34,692	-	-	34,686	-	-
Total noninterest bearing liabilities	374,864	-	-	353,193	-	-
STOCKHOLDERS’ EQUITY	190,161	-	-	177,985	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,840,791	$39,517	2.81%	$2,651,892	$27,483	2.09%
Net interest income[1]		$52,675			$46,713
Net interest income to total earning assets[1]			4.17%			4.00%
Interest bearing liabilities to earning assets	89.25%			90.04%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses during the second quarter of 2006 was $1.5 million, a decrease of $151 thousand or 9% when compared to the same quarter of 2005. During the first six months of 2006, the provision for loan losses was $2.7 million, a decrease of $343 thousand or 11% over the same period in 2005. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME
	Three Months Ended
	June 30, 2006	June 30, 2005	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$2,738	$2,307	$431	19%
Loan servicing income	1,058	726	332	46
Trust fees	1,741	1,605	136	8
Brokerage commissions	369	255	114	45
Insurance commissions	141	129	12	9
Securities gains(losses), net	229	(20)	249	1245
Gain(loss) on trading account securities, net	(25)	(26)	1	4
Rental income on operating leases	4,007	3,845	162	4
Gain on sale of loans	577	644	(67)	(10)
Valuation adjustment on mortgage servicing rights	-	(34)	34	(100)
Income on bank owned life insurance	235	243	(8)	(3)
Other noninterest income	244	366	(122)	(33)
TOTAL NONINTEREST INCOME	$11,314	$10,040	$1,274	13%

	Six Months Ended
	June 30, 2006	June 30, 2005	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$5,339	$4,547	$792	17%
Loan servicing income	2,038	1,384	654	47
Trust fees	3,558	3,200	358	11
Brokerage commissions	612	478	134	28
Insurance commissions	277	266	11	4
Securities gains, net	361	33	328	994
Gain(loss) on trading account securities, net	8	(8)	16	200
Rental income on operating leases	8,068	7,416	652	9
Gain on sale of loans	1,127	1,176	(49)	(4)
Valuation adjustment on mortgage servicing rights	-	(18)	18	(100)
Income on bank owned life insurance	528	506	22	4
Other noninterest income	583	775	(192)	(25)
TOTAL NONINTEREST INCOME	$22,499	$19,755	$2,744	14%

Noninterest income increased by $1.3 million or 13% during the second quarter of 2006 compared to the same quarter in 2005. The categories experiencing the largest increases were service charges and fees, loan servicing income and securities gains. For the first six months of 2006, noninterest income increased $2.7 million or 14% over the same period in 2005. In addition to the aforementioned categories, trust fees and rental income on operating leases were contributors to this improvement.

Service charges and fees increased $431 thousand or 19% during the quarters under comparison. On a six-month comparative basis, service charges and fees increased $792 thousand or 17%. Overdraft fees recorded during the second quarter of 2006 were $1.3 million compared to $1.1 million during the second quarter of 2005, comprising $210 thousand or 49% of the increase in service charges and fees. For the first six months of 2006, overdraft fees were $2.4 million compared to $2.1 million during the same first six months of 2005, comprising $351 thousand or 44% of the increase in service charges and fees. During 2004, an overdraft privilege feature was added to our retail checking account product line. Early in 2006, this same feature was added to our business checking account product line. The expansion of this feature into the business product line, along with growth in the number of checking accounts, resulted in the increased overdraft fees. Included in service charges and fees are the fees recorded at HTLF Capital Corp., which were $18 thousand during the second quarter of 2006 compared to $15 thousand during the second quarter of 2005. On a six-month comparative basis, the fees recorded by HTLF Capital Corp. were $226 thousand during 2006 and $123 thousand during 2005. These fees are recorded when transactions close and, as a result, can vary significantly from any one reporting period to the next. In June of 2006, the officers of HTLF Capital Corp. left employment with Heartland to join another investment bank. Management is evaluating whether to continue the operations of this subsidiary.

Loan servicing income increased $332 thousand or 46% during the second quarter of 2006 and $654 thousand or 47% during the fist six months of 2006. Servicing fees on commercial loans comprised $238 thousand or 72% of the change for the quarter and $464 thousand or 71% for the six-month period.

Trust fees improved $136 thousand or 8% during the second quarter of 2006 and $358 thousand or 11% during the first six months of 2006. Focused calling efforts have resulted in growth in the number of accounts, which increased from 2,116 at quarter-end 2005 to 2,264 at quarter-end 2006. Trust assets increased from $1.2 billion at June 30, 2005, to $1.5 billion at June 30, 2006.

Rental income on operating leases increased $162 thousand or 4% during the quarters under comparison and $652 thousand or 9% during the six-month periods under comparison. The increase in this category was directly related to activity at ULTEA, Inc., Heartland’s fleet management subsidiary. Vehicles under operating lease at ULTEA, Inc. were 2,351 at March 31, 2005; 2,350 at June 30, 2005; 2,462 at March 31, 2006; and 2,489 at June 30, 2006.

During the second quarter of 2006, $229 thousand in securities gains was recorded compared to $20 thousand in securities losses recorded during the same period in 2005. On a six-month comparative basis, securities gains totaled $361 thousand during 2006 and $33 thousand during 2005.

NONINTEREST EXPENSE
	Three Months Ended
	June 30, 2006	June 30, 2005	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$13,043	$11,529	$1,514	13%
Occupancy	1,820	1,534	286	19
Furniture and equipment	1,719	1,542	177	11
Depreciation on equipment under operating leases	3,202	3,141	61	2
Outside services	2,599	1,957	642	33
Advertising	1,027	767	260	34
Intangible assets amortization	238	237	1	-
Other noninterest expense	3,101	2,752	349	13
TOTAL NONINTEREST EXPENSE	$26,749	$23,459	$3,290	14%

	Six Months Ended
	June 30, 2006	June 30, 2005	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$26,127	$22,711	$3,416	15%
Occupancy	3,613	3,160	453	14
Furniture and equipment	3,410	2,909	501	17
Depreciation on equipment under operating leases	6,457	6,069	388	6
Outside services	4,755	3,955	800	20
Advertising	2,151	1,576	575	36
Intangible assets amortization	466	507	(41)	(8)
Other noninterest expense	8,326	5,323	3,003	56
TOTAL NONINTEREST EXPENSE	$55,305	$46,210	$9,095	20%

For the second quarter of 2006, noninterest expense increased $3.3 million or 14% in comparison with the same period in 2005. Salaries and employee benefits expense made up $1.5 million or 46% of this change. For the six-month period ended June 30, 2006, noninterest expense increased $9.1 million or 20% when compared to the same six-month period in 2005. Again, salaries and employee benefits expense comprised $3.4 million or 38% to the change for the six-month comparative period. The $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006 was also a major factor in the increase in noninterest expense for the six-month comparative period. Exclusive of the judgment, noninterest expense increased $6.7 million or 15% in comparison to the first six months of 2005. Also included in noninterest expense during the first six months of 2006 was $623 thousand in costs associated with the formation of a new bank subsidiary in Denver, Colorado.

The largest component of noninterest expense, salaries and employee benefits, increased $1.5 million or 13% during the second quarter of 2006 in comparison to the second quarter of 2005. This growth in salaries and employee benefits expense was a result of additional staffing at the holding company to provide support services to the growing number of bank subsidiaries, the addition of branches at New Mexico Bank & Trust and Arizona Bank & Trust, and the new bank subsidiary being formed in Denver, Colorado, which began operations in October 2005 as a loan production office under the Rocky Mountain umbrella. During the first six months of 2006, salaries and employee benefits grew by $3.4 million or 15%. In addition to staffing increases as a result of the expansion efforts, merit increases for all salaried employees are made on January 1 of each year. Total full-time equivalent employees increased to 961 at June 30, 2006, from 884 at June 30, 2005. The acquisition of the Bank of the Southwest was responsible for 12 of the full-time equivalent employees at June 30, 2006.

Occupancy and furniture and equipment expense, in aggregate, increased $463 thousand or 15% for the quarters under comparison and $954 thousand or 16% for the six-month periods under comparison. These increases were primarily the result of the expansion efforts.

Depreciation on equipment under operating leases increased $61 thousand or 2% during the quarters under comparison and $388 thousand or 6% during the six months under comparison as a result of activity at ULTEA, Inc.

Fees for outside services increased by $642 thousand or 33% for the quarters under comparison and $800 thousand or 20% for the six months under comparison. These increases were primarily related to the expansion efforts underway.

Advertising costs increased $260 thousand or 34% during the second quarter of 2006 compared to the second quarter of 2005 and $575 thousand or 36% during the first six months of 2006 compared to the first six months of 2005, primarily as a result of the implementation of a demand deposit acquisition program. Management anticipates that this program, which costs approximately $250 thousand each quarter, will continue through the third quarter of 2006.

Other noninterest expense increased $349 thousand or 13% for the quarters under comparison and $3.0 million or 56% for the six months under comparison. Exclusive of the $2.4 million judgment recorded during the first six months of 2006, other noninterest expense increased $622 thousand or 12% in comparison to the first six months of 2005. The following types of expenses classified in the other noninterest expense category that contributed to the increase were supplies, telephone, software maintenance, software amortization, seminars and other staff expense. These expenses grew primarily as a result of Heartland’s expansion efforts.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 32.00% for the second quarter of 2006 compared to 32.81% during the second quarter of 2005. On a six-month comparative basis, Heartland’s effective tax rate was 30.70% during 2006 and 31.83% during 2005. The two primary contributors to the variations in our effective tax rates during the periods were changes in the amount of tax-exempt income and tax credits. Tax-exempt interest income as a percentage of pre-tax income was 18.49% during the second quarter of 2006 compared to 19.14% during the same quarter of 2005. For the six-month periods ended on June 30, 2006 and 2005, tax-exempt income as a percentage of pre-tax income was 21.41% and 19.04%, respectively. Income taxes recorded during the first six months of 2005 included anticipated low-income housing and historic rehabilitation tax credits totaling $436,000 for the year. During the first six months of 2006, these anticipated credits had decreased to approximately $225,000 for the year.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.1 billion at June 30, 2006, an increase of $124.3 million or 13% annualized since year-end 2005. The acquisition of Bank of the Southwest accounted for $50.9 million or 41% of this growth. The Heartland subsidiary banks experiencing notable loan growth since year-end 2005 were Dubuque Bank and Trust Company, New Mexico Bank & Trust and Rocky Mountain Bank. The commercial and commercial real estate loan category grew by $117.1 million or 18% annualized. Exclusive of the $21.0 million in commercial and commercial real estate loans acquired in the Bank of the Southwest acquisition, this loan category increased by $96.2 million or 15% annualized. Heartland continues to experience a shift in the mix of its loan portfolio with commercial and commercial real estate loans now comprising 68% of the total loan portfolio.

The table below presents the composition of the loan portfolio as of June 30, 2006, and December 31, 2005.

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,421,228	68.29%	$1,304,080	66.65%
Residential mortgage	213,673	10.27	219,671	11.23
Agricultural and agricultural real estate	233,072	11.20	230,357	11.77
Consumer	193,008	9.28	181,019	9.25
Lease financing, net	20,051	0.96	21,586	1.10
Gross loans and leases	2,081,032	100.00%	1,956,713	100.00%
Unearned discount	(1,813)		(1,870)
Deferred loan fees	(1,826)		(1,777)
Total loans and leases	2,077,393		1,953,066
Allowance for loan and lease losses	(29,941)		(27,791)
Loans and leases, net	$2,047,452		$1,925,275

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

The allowance for loan and lease losses at June 30, 2006, was 1.44% of loans and 246% of nonperforming loans, compared to 1.42% of loans and 185% of nonperforming loans at December 31, 2005. The provision for loan losses decreased $151 thousand or 9% during the second quarter of 2006 compared to the same quarter of 2005 and $343 thousand or 11% during the first six months of the year.

Nonperforming loans were $12.2 million or 0.59% of total loans and leases at June 30, 2006, compared to $15.0 million or 0.77% of total loans and leases at December 31, 2005. Net charge-offs for the first six months of 2006 were $1.1 million compared to $1.0 million for the first six months of 2005. The reduction in Heartland’s nonperforming loans without a corresponding significant increase in net charge-offs during the first six months of 2006 confirms management’s belief that losses on Heartland’s nonperforming loans were not expected to be significant due to the net realizable value of collateral, guarantees and other factors. Additionally, any probable losses had been specifically provided for in the allowance for loan and lease losses.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30,
	2006	2005
Balance at beginning of period	$27,791	$24,973
Provision for loan and lease losses	2,657	3,000
Recoveries on loans and leases previously charged off	694	799
Loans and leases charged off	(1,792)	(1,777)
Reclass for unfunded commitments to other liabilities	-	(319)
Additions related to acquired bank	591	-
Balance at end of period	$29,941	$26,676
Net charge offs to average loans and leases	0.05%	0.05%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of June 30,		As of December 31,
	2006	2005	2005	2004
Nonaccrual loans and leases	$11,817	$14,523	$14,877	$9,837
Loan and leases contractually past due 90 days or more	343	378	115	88
Total nonperforming loans and leases	12,160	14,901	14,992	9,925
Other real estate	1,693	1,611	1,586	425
Other repossessed assets	329	386	471	313
Total nonperforming assets	$14,182	$16,898	$17,049	$10,663
Nonperforming loans and leases to total loans and leases	0.59%	0.80%	0.77%	0.56%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 18% of total assets at June 30, 2006, and 19% of total assets at December 31, 2005. During the first six months of 2006, a portion of the proceeds from securities paydowns and maturities was utilized to fund loan growth.

Because the decline in market value on Heartland’s debt securities portfolio are attributable to changes in interest rates and not credit quality, and because Heartland has the ability to hold those investments until a recovery of fair value, which may be maturity, Heartland did not consider those investments to be other-than-temporarily impaired at June 30, 2006.

The table below presents the composition of the available for sale securities portfolio by major category as of June 30, 2006, and December 31, 2005.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$237,601	45.17%	$234,021	44.38%
Mortgage-backed securities	124,851	23.74	130,334	24.73
States and political subdivisions	134,059	25.49	132,958	25.21
Other securities	29,485	5.60	29,939	5.68
Total available for sale securities	$525,996	100.00%	$527,252	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at June 30, 2006, were $2.3 billion, an increase of $135.1 million or 13% annualized since year-end 2005. The acquisition of Bank of the Southwest accounted for $44.4 million or 33% of this growth. All of Heartland’s subsidiary banks experienced growth in deposits since year-end 2005 except for First Community Bank, with the most significant growth occurring at New Mexico Bank & Trust. Demand deposits experienced a $25.5 million or 14% annualized increase, with $17.0 million or 66% of this increase resulting from the Bank of the Southwest acquisition. More indicative of our continued emphasis in growing demand deposits is the 10% increase in demand account balances when comparing the June 30, 2006, balances of $361.3 million, exclusive of the balances attributable to the Bank of the Southwest acquisition, to the June 30, 2005, balances of $329.6 million. During this same time period, the number of demand deposit accounts increased by 3,785 to 46,001. As a result of the deposit acquisition program initiated early in 2006, we hope to experience meaningful growth in demand deposits accounts throughout the remainder of the year.

Savings deposit balances increased by $45.5 million or 12% annualized and time deposit balances increased $64.0 million or 13% annualized. The Bank of the Southwest acquisition accounted for $17.4 million or 38% of the growth in savings deposit balances and $10.0 million or 16% of the growth in time deposit balances. Of particular note is that a large portion of the growth in time deposits occurred in deposits from local markets as total brokered deposits increased by only $9.6 million from $145.5 million at year-end 2005 to $155.1 million at June 30, 2006. As interest rates have continued to move upward, many deposit customers have shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively in order to retain existing deposit customers, as well as to attract new customers.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. During the first six months of 2006, the amount of short-term borrowings decreased by $25.9 million or 10%. Repurchase agreement balances comprised $21.7 million or 84% of the decline. All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $182.0 million at year-end 2005 and $160.3 million at June 30, 2006. One large municipal account at New Mexico Bank & Trust can vary significantly from quarter to quarter. Typically, the balances in this account increase during the last quarter of the year and then decline during the first quarter of the next year as tax proceeds are dispersed.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. Under these revolving credit lines, Heartland may borrow up to $75.0 million. At June 30, 2006, a total of $56.0 million was outstanding on these credit lines compared to $60.8 million at December 31, 2005.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings increased $4.8 million or 2% since year-end 2005. On January 31, 2006, Heartland completed an offering of $20.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust V. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds will be used as a permanent source of funding for Heartland’s nonbanking subsidiaries and for general corporate purposes, including future acquisitions. Interest is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The debentures will mature and the trust preferred securities must be redeemed on January 31, 2036. Heartland has the option to shorten the maturity date to a date not earlier than January 31, 2011. For regulatory purposes, all $20.0 million qualifies as Tier 2 capital.

Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. The following is a schedule of Heartland’s trust preferred offerings outstanding as of June 30, 2006:

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/06	Maturity Date	Callable Date

$ 5,000,000	08/07/00	10.60%	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	3.60% Over Libor	9.00%	12/18/31	12/18/06
5,000,000	06/27/02	3.65% Over Libor	9.05%	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	8.25%	10/10/33	10/10/08
25,000,000	3/17/04	2.75% Over Libor	8.15%	3/17/34	3/17/09
20,000,000	1/31/06	1.33% Over Libor	6.40%	1/31/36	1/31/11
$ 83,000,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at June 30, 2006, had decreased to $135.0 million from $151.0 million at December 31, 2005. Total FHLB borrowings at June 30, 2006, had an average rate of 4.12% and an average maturity of 3.54 years.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$214,765	8.77%	$209,968	9.28%
Tier 1 capital minimum requirement	97,928	4.00%	90,514	4.00%
Excess	$116,837	4.77%	$119,454	5.28%
Total capital	$265,252	10.83%	$240,152	10.61%
Total capital minimum requirement	195,856	8.00%	181,028	8.00%
Excess	$69,396	2.83%	$59,124	2.61%
Total risk-adjusted assets	$2,448,206		$2,262,854
Leverage Capital Ratios[2]
Tier 1 capital	$214,765	7.69%	$209,968	7.66%
Tier 1 capital minimum requirement[3]	111,758	4.00%	109,637	4.00%
Excess	$103,007	3.69%	$100,331	3.66%
Average adjusted assets (less goodwill and other intangible assets)	$2,793,955		$2,740,922

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado and its hopes to use this office as a springboard to opening a full-service state chartered bank in this market. The capital structure of this new bank, to be named Summit Bank & Trust, is very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment is $12.0 million, or 80%, of the targeted $15.0 million initial capital. In July of 2006, all $12.0 million of Heartland’s investment had been deposited into an escrow account along with the $2.5 million deposited by the subscribing minority stockholders. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. Applications were filed with the appropriate federal and state regulators in June 2006 with opening targeted for late October 2006 provided the necessary regulatory approvals are obtained.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition, Heartland’s ownership percentage had increased to 91%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors in 2008.

During the remainder of 2006, we plan to continue the expansion of our existing banks. New Mexico Bank & Trust began construction of its third location in Santa Fe with opening targeted for the first quarter of 2007. Plans are underway for an additional Arizona Bank & Trust site in Gilbert, Arizona for completion during the first quarter of 2007. Additionally, Rocky Mountain Bank is developing plans for a new location in Billings, Montana. Construction is also underway on the main banking office for the newly formed Summit Bank & Trust in Broomfield, Colorado with completion targeted for October 2006. An additional location is planned for Summit Bank & Trust in the community of Thornton, Colorado sometime in the second quarter of 2007. Expansion in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States. Additionally, in the Midwest, we began construction on one branch location in Madison, Wisconsin under the Wisconsin Community Bank with completion targeted for the first quarter of 2007. Costs related to the construction of these facilities are anticipated to be approximately $18 million in the aggregate.

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

Net cash outflows from investing activities were $106.2 million during the first six months of 2006, compared to $62.8 million during the same six months of 2005, an increase of $43.4 million. During the first six months of 2006, the proceeds from securities sales, paydowns and maturities was $51.7 million compared to $94.9 million during the first six months of 2005, a decrease of $43.2 million. Of these proceeds, $48.4 million was used during the first six months of 2006 to purchase securities while $52.1 million was used for securities purchases during 2005. The net increase in loans and leases was $75.0 million during the first six months of 2006 compared to $83.5 million during the same six months of 2005. Also contributing to the increase in cash outflows from investing activities during the first six months of 2006 was the $15.0 million net cash and cash equivalents paid in the acquisition of Bank of the Southwest.

Financing activities provided cash of $59.4 million during the first six months of 2006 while these same activities provided cash of $78.7 million during the same period in 2005. During the first six months of 2006, there was a net increase in deposit accounts of $90.6 million compared to $68.6 million during the first six months of 2005. Cash used during the first six months of 2006 to paydown short-term borrowings was $31.2 million while activity in short-term borrowings provided cash of $57 thousand during the same six months of 2005. Proceeds from other borrowings was $21.7 million during the first six months of 2006 compared to $36.0 million during the same six months of 2005.

Total cash provided by operating activities was $13.1 million during the first half of 2006 compared to total cash used by operating activities of $4.6 million during the same six months of 2005. The amount of cash received on the sales of loans increased at a greater amount than the amount of loans originated for sale during the first six months of 2006 compared to the same period in 2005.

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

At June 30, 2006, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $75.0 million, of which $56.0 million had been borrowed. A portion of these lines provides funding for the operations of Citizens and ULTEA. At June 30, 2006, the borrowings on these lines for Citizens and ULTEA were $2.5 million and $25.0 million, respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2006, Heartland was in compliance with the covenants contained in the credit agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that Heartland’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006, to ensure that information required to be disclosed by Heartland in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended June 30, 2006, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
04/01/06- 04/30/06	146	$22.78	146	$4,978,451
05/01/06- 05/31/06	9,419	$23.39	9,419	$4,830,308
06/01/06- 06/30/06	35,788	$24.23	35,788	$4,129,593
Total:	45,353	$24.05	45,353	N/A

(1)
On October 19, 2004, Heartland’s board of directors increased the dollar value of its common stock that management is authorized to acquire and hold as treasury shares from $4.0 million to $5.0 million at any one time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 17, 2006. At the meeting, Lynn B. Fuller and John W. Cox, Jr. were elected to serve as Class I directors (term expires in 2009). Continuing as Class II directors (term expires in 2007) are Mark C. Falb, John K. Schmidt and Ronald A. Larson. Continuing as Class III directors (term expires in 2008) are James F. Conlan and Thomas L. Flynn. Additionally, the stockholders approved the appointment of KPMG LLP as the Company's independent registered public accountants for the year ending December 31, 2006.

There were 16,547,886.636 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:

Election of Directors
	For	Withheld
Lynn B. Fuller	14,659,598.871	133,154.273
John W. Cox, Jr.	14,665,701.871	127,051.273

	For	Against	Abstain	Broker Non-Votes
Appointment of KPMG LLP	14,771,308.296	16,308.000	5,136.848	1,755,133.492

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	Agreement to Organize and Stockholder Agreement among Heartland Financial USA, Inc. and those individuals who are investors in Summit Bank & Trust dated as of April 1, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 9, 2006