Form 10-Q
period 2006-09-30
HEARTLAND FINANCIAL USA INC
filed 2006-11-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of November 3, 2006, the Registrant had outstanding 16,535,065 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$42,304	$40,422
Federal funds sold and other short-term investments	3,179	40,599
Cash and cash equivalents	45,483	81,021
Securities:
Trading, at fair value	1,476	515
Available for sale, at fair value (cost of $591,227 at September 30, 2006, and $528,647 at December 31, 2005)	591,627	527,252
Loans held for sale	42,561	40,745
Gross loans and leases:
Loans and leases	2,122,156	1,953,066
Allowance for loan and lease losses	(30,684)	(27,791)
Loans and leases, net	2,091,472	1,925,275
Assets under operating leases	-	40,644
Premises, furniture and equipment, net	106,937	92,769
Other real estate, net	1,450	1,586
Goodwill	39,817	35,398
Intangible assets, net	9,198	9,159
Bank owned life insurance	32,962	32,804
Assets of discontinued operations held for sale	51,122	-
Other assets	39,484	31,164
TOTAL ASSETS	$3,053,589	$2,818,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$367,133	$352,707
Savings	813,573	754,360
Time	1,110,478	1,011,111
Total deposits	2,291,184	2,118,178
Short-term borrowings	239,531	255,623
Other borrowings	243,987	220,871
Liabilities of discontinued operations held for sale	47,424	-
Accrued expenses and other liabilities	29,480	35,848
TOTAL LIABILITIES	2,851,606	2,630,520
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,556,745 shares at September 30, 2006, and 16,547,482 shares at December 31, 2005)	16,557	16,547
Capital surplus	37,679	40,256
Retained earnings	148,251	135,112
Accumulated other comprehensive income (loss)	194	(1,011)
Treasury stock at cost (26,479 shares at September 30, 2006, and 157,067 shares at December 31, 2005)	(698)	(3,092)
TOTAL STOCKHOLDERS’ EQUITY	201,983	187,812
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,053,589	$2,818,332

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
INTEREST INCOME:
Interest and fees on loans and leases	$44,191	$34,649	$123,254	$97,105
Interest on securities:
Taxable	4,591	3,329	12,465	10,427
Nontaxable	1,441	1,385	4,338	4,043
Interest on federal funds sold and other short-term investments	123	44	424	148
Interest on interest bearing deposits in other financial institutions	4	62	16	209
TOTAL INTEREST INCOME	50,350	39,469	140,497	111,932
INTEREST EXPENSE:
Interest on deposits	17,056	11,446	44,995	30,910
Interest on short-term borrowings	2,721	1,379	6,927	3,775
Interest on other borrowings	3,348	2,797	9,543	7,800
TOTAL INTEREST EXPENSE	23,125	15,622	61,465	42,485
NET INTEREST INCOME	27,225	23,847	79,032	69,447
Provision for loan and lease losses	1,381	1,375	4,043	4,362
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	25,844	22,472	74,989	65,085
NONINTEREST INCOME:
Service charges and fees	3,120	2,437	8,459	6,984
Loan servicing income	1,150	823	3,188	2,207
Trust fees	1,774	1,588	5,332	4,788
Brokerage commissions	271	185	883	663
Insurance commissions	179	129	456	395
Securities gains, net	67	60	428	93
Gain (loss) on trading account securities, net	53	(3)	61	(11)
Impairment loss on equity securities	(76)	-	(76)	-
Gain on sale of loans	551	796	1,678	1,972
Valuation adjustment on mortgage servicing rights	-	24	-	6
Income on bank owned life insurance	250	216	769	714
Other noninterest income	199	716	427	1,210
TOTAL NONINTEREST INCOME	7,538	6,971	21,605	19,021
NONINTEREST EXPENSE:
Salaries and employee benefits	13,125	11,437	38,714	33,625
Occupancy	1,834	1,435	5,392	4,543
Furniture and equipment	1,601	1,622	5,018	4,526
Outside services	2,273	2,043	6,958	5,930
Advertising	1,099	799	3,238	2,363
Intangible assets amortization	260	254	726	761
Other noninterest expense	3,106	2,916	11,307	8,086
TOTAL NONINTEREST EXPENSE	23,298	20,506	71,353	59,834
INCOME BEFORE INCOME TAXES	10,084	8,937	25,241	24,272
Income taxes	3,304	2,828	7,937	7,689
INCOME FROM CONTINUING OPERATIONS	6,780	6,109	17,304	16,583
DISCONTINUED OPERATIONS
Income from discontinued operations before income taxes	151	298	427	616
Income taxes	57	115	162	237
INCOME FROM DISCONTINUED OPERATIONS	94	183	265	379
NET INCOME	$6,874	$6,292	$17,569	$16,962
EARNINGS PER COMMON SHARE - BASIC	$0.42	$0.38	$1.06	$1.03
EARNINGS PER COMMON SHARE - DILUTED	$0.41	$0.38	$1.05	$1.01
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.08	$0.27	$0.24

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2005	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net income			16,962			16,962
Unrealized loss on securities available for sale arising during the period				(3,189)		(3,189)
Reclassification adjustment for net security gains realized in net income				(93)		(93)
Unrealized gain on derivatives arising during the period, net of realized losses of $262				335		335
Income taxes				1,089		1,089
Comprehensive income						15,104
Cash dividends declared:
Common, $0.24 per share			(3,942)			(3,942)
Purchase of 261,895 shares of common stock					(5,209)	(5,209)
Issuance of 188,999 shares of common stock		(502)			3,584	3,082
Commitments to issue common stock		361				361
Balance at September 30, 2005	$16,547	$40,305	$130,820	$1,031	$(3,525)	$185,178

Balance at January 1, 2006	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812
Net income			17,569			17,569
Unrealized gain on securities available for sale arising during the period				2,147		2,147
Reclassification adjustment for net security gains realized in net income				(352)		(352)
Unrealized gain on derivatives arising during the period, net of realized gains of $97				136		136
Income taxes				(726)		(726)
Comprehensive income						18,774
Cash dividends declared:
Common, $0.27 per share			(4,430)			(4,430)
Purchase of 142,368 shares of common stock					(3,357)	(3,357)
Issuance of 282,219 shares of common stock	10	(3,207)			5,751	2,554
Commitments to issue common stock		630				630
Balance at September 30, 2006	$16,557	$37,679	$148,251	$194	$(698)	$201,983

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,569	$16,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,942	5,350
Provision for loan and lease losses	4,043	4,362
Net amortization of premium on securities	785	2,354
Securities gains, net	(428)	(93)
(Increase) decrease in trading account securities	(961)	35
Loss on impairment of equity securities	76	-
Stock-based compensation	630	-
Loans originated for sale	(207,328)	(208,031)
Proceeds on sales of loans	207,190	194,855
Net gain on sales of loans	(1,678)	(2,650)
Increase in accrued interest receivable	(5,037)	(3,529)
Increase in accrued interest payable	1,528	631
Other, net	(8,561)	(8,278)
Net cash provided by operating activities - continuing operations	13,770	1,968
Net cash provided by operating activities - discontinued operations	9,825	9,535
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,595	11,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of time deposits	-	1,178
Proceeds from the sale of securities available for sale	9,158	18,160
Proceeds from the maturity of and principal paydowns on securities available for sale	59,892	112,697
Purchase of securities available for sale	(123,709)	(81,128)
Net increase in loans and leases	(125,904)	(137,162)
Capital expenditures	(18,366)	(16,418)
Net cash and cash equivalents paid in acquisition of subsidiaries, net of cash received	(15,015)	-
Proceeds on sale of OREO and other repossessed assets	1,869	2,103
Net cash used by investing activities - continuing operations	(212,075)	(100,570)
Net cash used by investing activities - discontinued operations	(7,773)	(22,627)
NET CASH USED BY INVESTING ACTIVITIES	(219,848)	(123,197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	39,240	16,983
Net increase in time deposit accounts	89,313	82,630
Net increase (decrease) in short-term borrowings	16,601	(34,467)
Proceeds from other borrowings	71,661	59,731
Repayments of other borrowings	(47,315)	(23,803)
Purchase of treasury stock	(3,357)	(5,209)
Proceeds from issuance of common stock	936	1,643
Excess tax benefits on exercised stock options	388	-
Dividends paid	(4,430)	(3,942)
Net cash provided by financing activities - continuing operations	163,037	93,566
Net cash provided (used) by financing activities - discontinued operations	(2,322)	15,332
NET CASH PROVIDED BY FINANCING ACTIVITIES	160,715	108,898
Net decrease in cash and cash equivalents	(35,538)	(2,796)
Cash and cash equivalents at beginning of year	81,021	73,749
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,483	$70,953
Supplemental disclosures:
Cash paid for income/franchise taxes	$8,131	$9,127
Cash paid for interest	$59,908	$44,232
Acquisitions:
Net assets acquired	$13,061	$-
Cash paid for purchase of stock	$18,081	$-
Cash acquired	$3,066	$-
Net cash paid for acquisitions	$(15,015)	$-

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

The financial information of Heartland included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended September 30, 2006, are not necessarily indicative of the results expected for the year ending December 31, 2006.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 and 2005, are shown in the tables below:

	Three Months Ended
(Dollars in thousands)	9/30/06	9/30/05
Income from continuing operations	$6,780	$6,109
Income from discontinued operations	94	183
Net income	$6,874	$6,292
Weighted average common shares outstanding for basic earnings per share (000’s)	16,522	16,399
Assumed incremental common shares issued upon exercise of stock options (000’s)	254	295
Weighted average common shares for diluted earnings per share (000’s)	16,776	16,694
Earnings per common share - basic	$0.42	$0.38
Earnings per common share - diluted	$0.41	$0.38
Earnings per common share from continuing operations - basic	$0.41	$0.37
Earnings per common share from continuing operations - diluted	$0.40	$0.37
Earnings per common share from discontinued operations - basic	$0.01	$0.01
Earnings per common share from discontinued operations - diluted	$0.01	$0.01

	Nine Months Ended
(Dollars in thousands)	9/30/06	9/30/05
Income from continuing operations	$17,304	$16,583
Income from discontinued operations	265	379
Net income	$17,569	$16,962
Weighted average common shares outstanding for basic earnings per share (000’s)	16,498	16,432
Assumed incremental common shares issued upon exercise of stock options (000’s)	232	296
Weighted average common shares for diluted earnings per share (000’s)	16,730	16,728
Earnings per common share - basic	$1.06	$1.03
Earnings per common share - diluted	$1.05	$1.01
Earnings per common share from continuing operations - basic	$1.05	$1.01
Earnings per common share from continuing operations - diluted	$1.03	$0.99
Earnings per common share from discontinued operations - basic	$0.01	$0.02
Earnings per common share from discontinued operations - diluted	$0.02	$0.02

The circumstances surrounding the discontinued operations are discussed in Note 5.

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

Information concerning the issuance of stock options is presented in the following table:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2006	796,650	$12.70
Granted	130,750	21.60
Exercised	(65,825)	8.09
Forfeited	(15,900)	16.87
Outstanding at September 30, 2006	845,675	$14.36
Weighted-average fair value of options granted during the nine-month period ended September 30, 2006	$5.65

At September 30, 2006, the vested options totaled 438,050 shares with a weighted average exercise price of $10.38 per share and a weighted average remaining contractual life of 2.87 years. The intrinsic value for the vested options as of September 30, 2006, was $6.7 million. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2006, was $1.2 million, and the total fair value of shares vested during the nine months ended September 30, 2006, was $356 thousand.

At September 30, 2006, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 751,860.

The fair value of the 2006 stock options granted was estimated utilizing the Black Scholes valuation model. The grant date fair value for the 2006 options was $21.60. Significant assumptions include:

2006
Risk-free interest rate	4.52%
Expected option life	7 years
Expected volatility	22.00%
Expected dividends	2.00%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the yield on the 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the nine months ended September 30, 2006, was $533 thousand, with a related tax benefit of $388 thousand.

Total compensation costs recorded were $630 thousand for the nine months ended September 30, 2006, and $361 thousand for the nine months ended September 30, 2005, for stock options and the restricted stock awards. As of September 30, 2006, there was $3.3 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2011.

Prior to adopting FAS 123R, Heartland applied APB Opinion 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost for its stock options was recognized in the financial statements. Pursuant to the disclosure requirements of FAS 123R, pro forma net income and earnings per share for the three-month and nine-month periods ended September 30, 2005, are presented in the following table as if compensation cost for stock options was determined under the fair value method and recognized as expense over the options’ vesting periods:

	Three Months Ended 9/30/05	Nine Months Ended 9/30/05
(Dollars in thousands, except per share data)
Net income as reported	$6,292	16,962
Pro forma	6,292	16,752
Earnings per share-basic as reported	$0.38	1.03
Pro forma	0.38	1.01
Earnings per share-diluted as reported	$0.38	1.01
Pro forma	0.38	1.00

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”), replacing APB Opinion No. 20, Accounting for Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and correction of errors. APB Opinion No. 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. FAS 154 is effective for fiscal years beginning after December 15, 2005. Heartland’s adoption of FAS 154 on January 1, 2006, did not have a material effect on the consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 apply to other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is permitted provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Heartland is evaluating if it will choose to early adopt FAS 157 and is assessing the impact of the adoption of this statement on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“FAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability on its balance sheet with an offsetting amount in accumulated other comprehensive income and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The funded status is measured as the difference between the assets at fair value and the projected benefit obligation. An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. FAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits and the transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligation as of the date of the employer’s fiscal year-end financial statements is effective for fiscal years ending after December 15, 2008. Earlier adoption is permitted provided early application is made for all the employer’s benefit plans. Heartland is assessing the impact of the adoption of this statement on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that, after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued after November 15, 2006. Heartland does not anticipate that the adoption of SAB 108 will have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee and requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Heartland is assessing the impact of the adoption of this issue on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulleting No. 85-4, was ratified. EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, and requires that recognition of the effects of adoption should be by a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. Heartland is assessing the impact of the adoption of this issue on its consolidated financial statements.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2006, and December 31, 2005, are presented in the table below, in thousands:

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Core deposit intangibles	$9,756	$4,849	$9,217	$4,163
Mortgage servicing rights	5,321	1,831	4,685	1,422
Customer relationship intangible	917	116	917	75
Total	$15,994	$6,796	$14,819	$5,660
Intangible assets, net		$9,198		$9,159

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2006. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at September 30, 2006, and at December 31, 2005. The fair value of Heartland’s mortgage servicing rights was estimated at $6.3 million and $5.9 million at September 30, 2006, and December 31, 2005, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ending December 31, 2006	$247	$252	$13	$512

Year ending December 31,
2007	905	925	53	1,883
2008	886	771	52	1,709
2009	787	617	50	1,454
2010	505	462	49	1,016
2011	489	308	47	844
Thereafter	1,088	155	537	1,780

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar was effective on April 4, 2006, and matures on April 4, 2009. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset with changes in the prime rate. Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of September 30, 2006, the fair market value of this collar transaction was recorded as an asset of $82 thousand and was accounted for as a cash flow hedge.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar was effective on September 21, 2005, and matures on September 21, 2010. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset with changes in the prime rate. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of September 30, 2006, the fair market value of this collar transaction was recorded as a liability of $82 thousand and was accounted for as a cash flow hedge.

Heartland also has an interest rate swap contract to effectively convert $25.0 million of its variable interest rate debt to fixed interest rate debt. As of September 30, 2006, Heartland had an interest rate swap contract with a notional amount of $25.0 million to pay a fixed interest rate of 4.35% and receive a variable interest rate of 4.61% based on $25.0 million of indebtedness. Payments under the interest rate swap contract are made monthly. This contract expired on November 1, 2006. The fair market value of the interest rate swap contract was recorded as an asset of $47 thousand as of September 30, 2006, and is accounted for as a cash flow hedge.

There was no ineffectiveness recognized on these cash flow hedge transactions for the quarter and nine months ended September 30, 2006. All components of the derivative instruments’ gain or loss were included in the assessment of hedge effectiveness.

On July 8, 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.5% on a notional amount of $100.0 million. All changes in the fair market value of this hedge transaction of $4 thousand flowed through Heartland’s income statement under the other noninterest income category as net expense during the first nine months of 2006 since it is accounted for as a free-standing derivative. As of September 30, 2006, this floor contract had a fair market value of $14 thousand.

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

NOTE 5: DISCONTINUED OPERATIONS

On October 24, 2006, Heartland announced its intention to sell its fleet leasing subsidiary, ULTEA, Inc., to ALD International Group Holdings GmbH. There is a dispute concerning the parties’ original intent regarding certain financial terms of the proposed transaction and Heartland has filed a declaratory judgment action in an Iowa state court to seek a resolution. Heartland still believes it is probable that it will exit the fleet leasing management business, although it cannot, at this time, precisely forecast when or with whom it will close a sale of ULTEA, or determine the financial impact of a sale or of its current dispute with ALD.

Heartland has been informed that ALD intends to file suit against Heartland in the U.S. District Court for the Southern District of New York seeking a temporary restraining order and preliminary injunction enjoining Heartland from selling ULTEA to any person or entity other than ALD.  ALD has further indicated its intent to file a complaint against Heartland in the same court for breach of contract and requesting various forms of alternative relief, including specific performance and money damages.

Since negotiations were underway and highly probable for the sale of ULTEA on September 30, 2006, the financial statements reflect the pending sale. The assets and liabilities of ULTEA have been classified as discontinued operations held for sale on the balance sheet for the current period and the results of operations of ULTEA have been reflected on the income statement as discontinued operations for both the current and prior periods reported. Summarized financial information for discontinued operations is set forth below with dollars in thousands:

As of September 30, 2006
Assets of discontinued operations held for sale:
Cash and due from banks	$256
Loans and leases	6,074
Allowance for loan and lease losses	(24)
Loans and leases, net	6,050
Assets under operating leases	40,456
Premises, furniture and equipment, net	726
Goodwill	214
Bank owned life insurance	706
Other assets	2,714
Total assets of discontinued operations held for sale	$51,122
Liabilities of discontinued operations held for sale:
Short-term borrowings	$38,000
Other borrowings	308
Accrued expenses and liabilities	9,116
Total liabilities of discontinued operations held for sale	$47,424

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenues from discontinued operations:
Interest income	$122	$326	$388	$454
Interest expense	617	496	1,794	1,116
Net interest income	(495)	(170)	(1,406)	(662)
Provision for loan and lease losses	(2)	20	(7)	33
Net interest income after provision for loan and lease losses	(493)	(190)	(1,399)	(695)
Noninterest income	4,277	4,210	12,777	11,979
Noninterest expense	3,633	3,722	10,951	10,668
Income from discontinued operations before income taxes	151	298	427	616
Income taxes	57	115	162	237
Income from discontinued operations	$94	$183	$265	$379

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

GENERAL

Heartland’s results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, gains on sale of loans and trust income, also affects Heartland’s results of operations. Heartland’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs, depreciation on equipment under operating leases and provision for loan and lease losses.

Net income for the quarter ended September 30, 2006, was $6.9 million, or $0.41 per diluted share, compared to net income of $6.3 million, or $0.38 per diluted share, during the third quarter of 2005, an increase of $582 thousand or 9%. Return on average equity was 13.93% and return on average assets was 0.91% for the third quarter of 2006, compared to 13.65% and 0.91%, respectively, for the same quarter in 2005.

On October 24, 2006, Heartland announced its intention to sell its fleet leasing subsidiary, ULTEA, Inc., to ALD International Group Holdings GmbH. There is a dispute concerning the parties’ original intent regarding certain financial terms of the proposed transaction and Heartland has filed a declaratory judgment action in an Iowa state court to seek a resolution. Heartland still believes it is probable that it will exit the fleet leasing management business, although it cannot, at this time, precisely forecast when or with whom it will close a sale of ULTEA, or determine the financial impact of a sale or of its current dispute with ALD.

Heartland has been informed that ALD intends to file suit against Heartland in the U.S. District Court for the Southern District of New York seeking a temporary restraining order and preliminary injunction enjoining Heartland from selling ULTEA to any person or entity other than ALD.  ALD has further indicated its intent to file a complaint against Heartland in the same court for breach of contract and requesting various forms of alternative relief, including specific performance and money damages.
Since negotiations were underway and highly probable for the sale of ULTEA on September 30, 2006, the financial statements reflect the pending sale. The assets and liabilities of ULTEA have been classified as discontinued operations held for sale on the balance sheet for the current period and the results of operations of ULTEA have been reflected on the income statement as discontinued operations for both the current and prior periods reported. This past quarter, Heartland also closed the office of HTLF Capital Corp., its investment banking subsidiary, as its two officers left employment with the company to join another investment bank. These events represent Heartland’s commitment to focus resources on its core banking and consumer finance businesses.

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

Heartland’s net interest margin improved during the third quarter of 2006 by fourteen basis points to 4.17% over the same quarter of 2005. Contributing to this improvement was the Company’s continued expansion into the Western states where net interest margins tend to be higher than those earned in the Midwestern states. During the third quarter of 2006, net interest income increased $3.4 million or 14% compared to the same quarter in 2005, due primarily to growth in earning assets. Average earning assets went from $2.43 billion during the third quarter of 2005 to $2.67 billion during the same quarter in 2006, a change of $242.5 million or 10%. Noninterest income increased by $567 thousand or 8% during the third quarter of 2006 compared to the same quarter in 2005. Recorded in other noninterest income during the third quarter of 2005 was the forgiveness of $500 thousand in debt as Heartland fulfilled the job creation requirements of its Community Development Block Grant Loan Agreement with the City of Dubuque. Exclusive of this one-time income item, noninterest income increased $1.1 million or 16% during the periods under comparison. The categories experiencing the largest increases were service charges and fees and loan servicing income. For the third quarter of 2006, noninterest expense increased $2.8 million or 14% in comparison with the same period in 2005. The largest component of noninterest expense, salaries and employee benefits, increased $1.7 million or 15% during the third quarter of 2006 in comparison to the third quarter of 2005. This growth in salaries and employee benefits expense was primarily the result of additional staffing at the holding company to provide support services to the growing number of bank subsidiaries, the addition of branches at New Mexico Bank & Trust and Arizona Bank & Trust, the acquisition of the Bank of the Southwest, and the formation of our newest bank, Summit Bank & Trust, which opened in early November 2006 in Broomfield, Colorado, after beginning operations in October 2005 as a loan production office under the Rocky Mountain Bank umbrella.

Net income for the first nine months of 2006 was $17.6 million, or $1.05 per diluted share, an increase of $607 thousand or 4% from the net income of $17.0 million, or $1.01 per diluted share, recorded for the first nine months of 2005. Return on average equity was 12.23% and return on average assets was 0.81% for the first nine months of 2006, compared to 12.62% and 0.84%, respectively, for the same period in 2005.

As previously disclosed, Heartland and Wisconsin Community Bank, a wholly-owned bank subsidiary, were defendants in a lawsuit regarding a breach of contract claim relating to the 2002 sale of Wisconsin Community Bank’s Eau Claire branch. Heartland and Wisconsin Community Bank filed a counterclaim against the plaintiff. The matters were tried in the State of Wisconsin Circuit Court, St. Croix County, in December, 2005. On May 3, 2006, Heartland was notified by the court that a verdict was entered awarding the plaintiff $2.4 million for its original claim and awarding Heartland $286 thousand for its counterclaim against the plaintiff. During the first quarter of 2006, Heartland recorded the pre-tax judgment of $2.4 million as noninterest expense and the $286 thousand award as a loan loss recovery. The net after tax adjustment to net income for this one-time event was $1.3 million. Exclusive of this expense, Heartland’s net income for the first nine months of 2006 was $18.9 million, or $1.13 per diluted share, an increase of $1.9 million or 11 percent over the first nine months of 2005. Because of the non-recurring nature of this expense, Heartland believes that this pro-forma presentation is important for investors to understand Heartland’s financial performance for the first nine months of 2006. Heartland has filed an appeal to the court ruling and recently learned that the plaintiff subsequently filed a cross-appeal.

For the nine-month period ended September 30, 2006, net interest margin improved by eighteen basis points to 4.22% when compared to the same period in 2005. Heartland’s expansion into the West has been a contributing factor to this improvement in the Company’s net interest margin. Net interest income increased $9.6 million or 14% during the first nine months of 2006 over the same period in 2005. Average earning assets during the first nine months of 2006 grew by $206.1 million or 9% over the first nine months of 2005. For the first nine months of 2006, noninterest income increased $2.6 million or 14% over the same period in 2005. Exclusive of the forgiveness of debt recorded during 2005, noninterest income increased $3.1 million or 17% for the nine-month period. In addition to the aforementioned categories, trust fees and securities gains were contributors to this improvement. For the nine-month period ended September 30, 2006, noninterest expense increased $11.5 million or 19% when compared to the same nine-month period in 2005. Again, the largest contributor to this increase was salaries and employee benefits, which grew by $5.1 million or 15% during this nine-month comparative period. Total full-time equivalent employees increased to 953 at September 30, 2006, from 894 at September 30, 2005. The $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006 was also a major factor in the increase in noninterest expense for the nine-month comparative period. Exclusive of the judgment, noninterest expense increased $9.1 million or 15% in comparison to the first nine months of 2005.

At September 30, 2006, total assets exceeded $3.0 billion, an increase of $235.3 million or 11% annualized since year-end 2005. Heartland continues to channel its resources into expansion of its banking franchise. In the first nine months of 2006, Heartland completed the acquisition of Bank of the Southwest in Phoenix, Arizona; opened one new branch location in Chandler, Arizona and two new branch locations in the Albuquerque, New Mexico market; opened a new finance company office in the Chicago market; broke ground for new branch locations in Madison, Wisconsin and Santa Fe, New Mexico; and filed an application for a new bank charter in the Denver market. Each of these new locations is viewed as strategic investments in future growth and profitability. This expansion activity, with a continued preference for the West, builds toward Heartland’s goal of an equal distribution of assets between the Midwest and Western markets.

Total loans and leases were $2.1 billion at September 30, 2006, an increase of $169.1 million or 12% annualized since year-end 2005. The May 15, 2006, acquisition of Bank of the Southwest accounted for $50.9 million or 30% of this growth. The commercial and commercial real estate loan category grew by $148.2 million or 15% annualized. Exclusive of the $21.0 million in commercial and commercial real estate loans acquired in the Bank of the Southwest acquisition, this loan category increased by $127.2 million or 13% annualized. In order to provide the investing community with a perspective on how the nine-month growth in both loans and deposits equates to performance on an annualized basis, throughout this report we have reflected the growth rates on these two categories as an annualized percentage. This annualized number was calculated by multiplying the growth percentage for the first nine months of the year by 1.33.

Total deposits at September 30, 2006, were $2.3 billion, an increase of $173.0 million or 11% annualized since year-end 2005. The acquisition of Bank of the Southwest accounted for $44.4 million or 26% of this growth. Demand deposits experienced a $14.4 million or 5% annualized increase with the Bank of the Southwest acquisition contributing $17.0 million in demand deposit balances at closing. Savings deposit balances increased by $59.2 million or 10% annualized. At closing, the Bank of the Southwest accounted for $17.4 million in savings deposit balances. Brokered time deposits increased $2.1 million or 2% and other time deposit balances increased $97.2 million or 15% annualized since year-end 2005. The Bank of the Southwest acquisition contributed $10.0 million in other time deposit balances. Of particular note is that a large portion of the growth in time deposits occurred in deposits from our local markets.

RECENT REGULATORY DEVELOPMENTS

The Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) was signed into law on October 13, 2006. The stated purpose of the Regulatory Relief Act is to provide regulatory relief and improve productivity for insured depository institutions. Among other things, the Regulatory Relief Act: (i) requires the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System, in consultation with the other federal banking regulators, to jointly promulgate regulations to implement the bank broker-dealer exceptions enacted in the Gramm-Leach-Bliley Act, and makes savings associations subject to the same broker-dealer registration requirements as banks; (ii) authorizes the Federal Reserve to pay interest on reserve balances maintained at the Federal Reserve Banks; (iii) authorizes the Federal Reserve to lower the reserve requirement for transaction accounts to 0%; (iv) enhances the authority of a national bank or state member bank to make community development investments and increases (from 10% to 15%) the maximum amount of unimpaired capital and surplus that a national bank or member bank may invest in investments designed to promote the public welfare; (v) increases the asset threshold (from $250 million to $500 million) for well-capitalized and well-managed banks eligible for 18-month (rather than 12-month) examinations; (vi) enhances the power of the federal banking agencies to enforce conditions imposed in writing in connection with the approval of applications and written agreements; (vii) clarifies the jurisdiction of the various state regulators over banks with branches in more than one state; and (viii) directs the Comptroller General to conduct studies on the currency transaction report filing system to determine whether and to what extent the filing rules for currency transaction reports are burdensome and whether such requirements should be modified to reduce such perceived burdens.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2006. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.17% during the third quarter of 2006 compared to 4.03% for the third quarter of 2005. Net interest income on a tax-equivalent basis totaled $28.1 million during the third quarter of 2006, an increase of $3.4 million or 14% from the $24.7 million recorded during the third quarter of 2005. Contributing to this improvement was the Company’s continued expansion into the Western states of New Mexico, Montana, Arizona and Colorado, where net interest margins tend to be higher than those earned in the Midwestern states. Average earning assets went from $2.43 billion during the third quarter of 2005 to $2.67 billion during the same quarter in 2006, a change of $242.5 million or 10%. Also contributing to this improvement was a shift in balances to loans from securities. The percentage of average loans to total average assets increased from 69% during the third quarter of 2005 to 71% during the third quarter of 2006.

For the first nine months of 2006, net interest margin, expressed as a percentage of average earning assets, was 4.22% compared to 4.04% for the same nine months of 2005. Net interest income on a tax-equivalent basis was $81.7 million during the first nine months of 2006, an increase of $9.8 million or 14% from the $71.9 million recorded during the first nine months of 2005. Average earning assets during the first nine months of 2006 had grown by $206.0 million or 9% over the first nine months of 2005. The aforementioned expansion into the West, along with a shift in balances to loans from securities, has been a contributing factor in the improvement in net interest margin. For the nine month comparative period, the percentage of average loans to total average assets increased from 69% in 2005 to 71% in 2006.

On a tax-equivalent basis, interest income in the third quarter of 2006 totaled $51.3 million compared to $40.3 million in the third quarter of 2005, an increase of $11.0 million or 27%. For the first nine months of 2006, interest income on a tax-equivalent basis increased $28.8 million or 25 percent over the same period in 2005. More than half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans, thus increases in the national prime rate, as experienced during the first half of 2006, have an immediate positive impact on interest income.

Interest expense for the third quarter of 2006 was $23.1 million compared to $15.6 million in the third quarter of 2005, an increase of $7.5 million or 48%. On a nine-month comparative basis, interest expense increased $19.0 million or 45%. As rates continued to move upward during the first half of 2006, Heartland experienced some movement in deposit balances from lower yielding accounts into higher yielding money market and certificate of deposit accounts.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet will be delayed if rates continue to rise as a highly competitive environment is expected to place undue pressure on deposit costs. Eventually, in a rapidly rising interest rate environment, funding costs should stabilize while asset yields continue to improve. Alternatively, Heartland’s net interest income would likely decline in a falling rate environment. In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income, Heartland entered into a two-year floor transaction on a notional $100.0 million in July 2005, a five-year collar transaction on a notional $50.0 million in September 2005 and an additional three-year collar transaction on a notional $50.0 million in April 2006. Additionally, in August 2006 Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement is in the amount of $50.0 million bearing a variable interest rate that changes quarterly to the 3-month LIBOR rate plus 29.375 basis points. Embedded within this contract is an interest floor option that results when the 3-month LIBOR rate falls to 4.40% or lower. If that situation occurs, the rate paid will be decreased by two times the difference between the 3-month LIBOR rate and 4.40%. In no case will the rate paid fall below 0.00%. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was equivalent to the interest rate being paid on the repurchase agreement contract.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended September 30, 2006 and 2005 (Dollars in thousands)
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$426,368	$4,591	4.27%	$390,530	$3,329	3.38%
Nontaxable[1]	131,289	2,200	6.65	123,660	2,131	6.84
Total securities	557,657	6,791	4.83	514,190	5,460	4.21
Interest bearing deposits	286	4	5.55	6,470	62	3.80
Federal funds sold	8,269	123	5.90	5,108	44	3.42
Loans and leases:
Commercial and commercial real estate[1]	1,461,223	28,996	7.87	1,253,099	21,188	6.71
Residential mortgage	231,036	3,842	6.60	245,876	3,697	5.97
Agricultural and agricultural real estate[1]	237,689	4,756	7.94	236,249	4,154	6.98
Consumer	193,018	4,892	10.06	182,114	4,137	9.01
Direct financing leases, net	14,109	219	6.16	14,215	212	5.92
Fees on loans	-	1,627	-	-	1,351	-
Less: allowance for loan and lease losses	(30,467)	-	-	(27,021)	-	-
Net loans and leases	2,106,608	44,332	8.35	1,904,532	34,739	7.24
Total earning assets	2,672,820	51,250	7.61	2,430,300	40,305	6.58
NONEARNING ASSETS	312,411	-	-	317,331	-	-
TOTAL ASSETS	$2,985,231	$51,250	6.81%	$2,747,631	$40,305	5.82%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$801,758	$5,223	2.58%	$757,885	$3,035	1.59%
Time, $100,000 and over	225,206	2,459	4.33	218,204	1,811	3.29
Other time deposits	868,849	9,374	4.28	759,421	6,600	3.45
Short-term borrowings	228,854	2,721	4.72	199,306	1,379	2.75
Other borrowings	228,727	3,348	5.81	214,747	2,797	5.17
Total interest bearing liabilities	2,353,394	23,125	3.90	2,149,563	15,622	2.88
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	361,556	-	-	339,494	-	-
Accrued interest and other liabilities	74,544	-	-	75,668	-	-
Total noninterest bearing liabilities	436,100	-	-	415,162	-	-
STOCKHOLDERS’ EQUITY	195,737	-	-	182,906	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,985,231	$23,125	3.07%	$2,747,631	$15,622	2.26%
Net interest income[1]		$28,125			$24,683
Net interest income to total earning assets[1]			4.17%			4.03%
Interest bearing liabilities to earning assets	88.05%			88.45%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the nine months ended September 30, 2006 and 2005 (Dollars in thousands)
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$404,779	$12,465	4.12%	$405,330	$10,427	3.44%
Nontaxable[1]	131,109	6,657	6.79	119,558	6,221	6.96
Total securities	535,888	19,122	4.77	524,888	16,648	4.24
Interest bearing deposits	477	16	4.48	7,006	209	3.99
Federal funds sold	11,387	424	4.98	7,158	148	2.76
Loans and leases:
Commercial and commercial real estate[1]	1,413,626	80,199	7.59	1,213,944	58,633	6.46
Residential mortgage	225,824	10,983	6.50	233,488	10,604	6.07
Agricultural and agricultural real estate[1]	227,566	13,503	7.93	228,331	11,788	6.90
Consumer	186,793	13,811	9.89	177,170	11,509	8.69
Direct financing leases, net	13,839	628	6.07	14,348	589	5.49
Fees on loans	-	4,490	-	-	4,245	-
Less: allowance for loan and lease losses	(29,292)	-	-	(26,286)	-	-
Net loans and leases	2,038,356	123,614	8.11	1,840,995	97,368	7.07
Total earning assets	2,586,108	143,176	7.40	2,380,047	114,373	6.42
NONEARNING ASSETS	302,830	-	-	303,767	-	-
TOTAL ASSETS	$2,888,938	$143,176	6.63%	$2,683,814	$114,373	5.70%
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$785,680	$13,657	2.32%	$754,389	$7,628	1.35%
Time, $100,000 and over	220,731	6,650	4.03	193,859	4,498	3.10
Other time deposits	821,898	24,688	4.02	751,529	18,784	3.34
Short-term borrowings	219,399	6,927	4.22	203,872	3,775	2.48
Other borrowings	227,518	9,543	5.61	207,299	7,800	5.03
Total interest bearing liabilities	2,275,226	61,465	3.61	2,110,948	42,485	2.69
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	347,300	-	-	325,503	-	-
Accrued interest and other liabilities	74,392	-	-	67,725	-	-
Total noninterest bearing liabilities	421,692	-	-	393,228	-	-
STOCKHOLDERS’ EQUITY	192,020	-	-	179,638	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,888,938	$61,465	2.84%	$2,683,814	$42,485	2.12%
Net interest income[1]		$81,711			$71,888
Net interest income to total earning assets[1]			4.22%			4.04%
Interest bearing liabilities to earning assets	87.98%			88.69%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. The provision for loan losses remained constant at $1.4 million during the third quarter of 2006 compared to the same quarter of 2005. During the first nine months of 2006, the provision for loan losses was $4.0 million, a decrease of $319 thousand or 7% over the same period in 2005. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

NONINTEREST INCOME
(Dollars in thousands)
	Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$3,120	$2,437	$683	28%
Loan servicing income	1,150	823	327	40
Trust fees	1,774	1,588	186	12
Brokerage commissions	271	185	86	46
Insurance commissions	179	129	50	39
Securities gains, net	67	60	7	12
Gain (loss) on trading account securities, net	53	(3)	56	1867
Impairment loss on equity securities	(76)	-	(76)	(100)
Gain on sale of loans	551	796	(245)	(31)
Valuation adjustment on mortgage servicing rights	-	24	(24)	(100)
Income on bank owned life insurance	250	216	34	16
Other noninterest income	199	716	(517)	(72)
TOTAL NONINTEREST INCOME	$7,538	$6,971	$567	8%

	Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$8,459	$6,984	$1,475	21%
Loan servicing income	3,188	2,207	981	44
Trust fees	5,332	4,788	544	11
Brokerage commissions	883	663	220	33
Insurance commissions	456	395	61	15
Securities gains, net	428	93	335	360
Gain (loss) on trading account securities, net	61	(11)	72	655
Impairment loss on equity securities	(76)	-	(76)	(100)
Gain on sale of loans	1,678	1,972	(294)	(15)
Valuation adjustment on mortgage servicing rights	-	6	(6)	(100)
Income on bank owned life insurance	769	714	55	8
Other noninterest income	427	1,210	(783)	(65)
TOTAL NONINTEREST INCOME	$21,605	$19,021	$2,584	14%

Noninterest income increased by $567 thousand or 8% during the third quarter of 2006 compared to the same quarter in 2005. Recorded in other noninterest income during the third quarter of 2005 was the forgiveness of $500 thousand in debt as Heartland fulfilled the job creation requirements of its Community Development Block Grant Loan Agreement with the City of Dubuque. Exclusive of this one-time income item, noninterest income increased $1.1 million or 16% during the periods under comparison. The categories experiencing the largest increases were service charges and fees and loan servicing income. For the first nine months of 2006, noninterest income increased $2.6 million or 14% over the same period in 2005. Exclusive of the forgiveness of debt recorded during 2005, noninterest income increased $3.1 million or 17% for the nine-month period. In addition to the aforementioned categories, trust fees and securities gains were contributors to this improvement.

Service charges and fees increased $683 thousand or 28% during the quarters under comparison. On a nine-month comparative basis, service charges and fees increased $1.5 million or 21%. Overdraft fees recorded during the third quarter of 2006 were $1.4 million compared to $1.1 million during the third quarter of 2005, comprising $280 thousand or 40% of the increase in service charges and fees. For the first nine months of 2006, overdraft fees were $3.9 million compared to $3.2 million during the same first nine months of 2005, comprising $631 thousand or 43% of the increase in service charges and fees. During 2004, an overdraft privilege feature was added to our retail checking account product line. Early in 2006, this same feature was added to our business checking account product line. The expansion of this feature into the business product line, along with growth in the number of checking accounts, resulted in the increased overdraft fees. Included in service charges and fees are the fees recorded at HTLF Capital Corp., which were $271 thousand during the third quarter of 2006 compared to $42 thousand during the third quarter of 2005. On a nine-month comparative basis, the fees recorded by HTLF Capital Corp. were $497 thousand during 2006 and $165 thousand during 2005. These fees are recorded when transactions close and, as a result, can vary significantly from any one reporting period to the next. In June of 2006, the officers of HTLF Capital Corp. left employment with Heartland to join an investment bank. Subsequently, management decided to close the operations of this subsidiary.

Loan servicing income increased $327 thousand or 40% during the third quarter of 2006 and $981 thousand or 44% during the first nine months of 2006. Servicing fees on commercial loans comprised $208 thousand or 64% of the change for the quarter and $672 thousand or 69% for the nine-month period.

Trust fees improved $186 thousand or 12% during the third quarter of 2006 and $544 thousand or 11% during the first nine months of 2006. These increases were attributable to two factors. During the second quarter of 2006, the fee schedule for trust services was adjusted upward. Additionally, the market value of trust assets increased from $1.3 billion at September 30, 2005, to $1.5 billion at September 30, 2006, upon which a large portion of trust fees are based.

During the nine-month period ended on September 30, 2006, securities gains recorded totaled $428 thousand compared to securities gains of $93 thousand recorded during the same period in 2005. Additionally, during the third quarter of 2006, an impairment loss on equity securities of $76 thousand was recorded while no impairment losses on equity securities were recorded during 2005.

Gains on sale of loans decreased $245 thousand or 31% during the third quarter of 2006 compared to the same quarter in 2005. On the nine-month comparative basis, gains on sale of loans decreased $294 thousand or 15%. During the third quarter of 2006, the volume of mortgage loans sold into the secondary market decreased.

NONINTEREST EXPENSE
(Dollars in thousands)
	Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$13,125	$11,437	$1,688	15%
Occupancy	1,834	1,435	399	28
Furniture and equipment	1,601	1,622	(21)	(1)
Outside services	2,273	2,043	230	11
Advertising	1,099	799	300	38
Intangible assets amortization	260	254	6	2
Other noninterest expense	3,106	2,916	190	7
TOTAL NONINTEREST EXPENSE	$23,298	$20,506	$2,792	14%

	Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Change	% Change
NONINTEREST EXPENSE:
Salaries and employee benefits	$38,714	$33,625	$5,089	15%
Occupancy	5,392	4,543	849	19
Furniture and equipment	5,018	4,526	492	11
Outside services	6,958	5,930	1,028	17
Advertising	3,238	2,363	875	37
Intangible assets amortization	726	761	(35)	(5)
Other noninterest expense	11,307	8,086	3,221	40
TOTAL NONINTEREST EXPENSE	$71,353	$59,834	$11,519	19%

For the third quarter of 2006, noninterest expense increased $2.8 million or 14% in comparison with the same period in 2005. Salaries and employee benefits expense made up $1.7 million or 60% of this change. For the nine-month period ended September 30, 2006, noninterest expense increased $11.5 million or 19% when compared to the same nine-month period in 2005. Salaries and employee benefits expense comprised $5.1 million or 44% of the change for the nine-month comparative period. The $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006 was also a major factor in the increase in noninterest expense for the nine-month comparative period. Exclusive of the judgment, noninterest expense increased $9.1 million or 15% in comparison to the first nine months of 2005. Also included in noninterest expense during the first nine months of 2006 was $982 thousand in costs associated with the formation of a new bank subsidiary in Denver, Colorado.

The largest component of noninterest expense, salaries and employee benefits, increased $1.7 million or 15% during the third quarter of 2006 in comparison to the third quarter of 2005. This growth in salaries and employee benefits expense was primarily the result of additional staffing at the holding company to provide support services to the growing number of bank subsidiaries, the addition of branches at New Mexico Bank & Trust and Arizona Bank & Trust, the acquisition of the Bank of the Southwest, and the new bank being formed in Broomfield, Colorado, which began operations in October 2005 as a loan production office under the Rocky Mountain Bank umbrella. During the nine-month comparative period, salaries and employee benefits grew $5.1 million or 15%. In addition to staffing increases as a result of the expansion efforts, merit increases for all salaried employees are made on January 1 of each year. Total full-time equivalent employees increased to 953 at September 30, 2006, from 894 at September 30, 2005. The acquisition of the Bank of the Southwest was responsible for 12 of the full-time equivalent employees at September 30, 2006.

Occupancy and furniture and equipment expense, in aggregate, increased $378 thousand or 12% for the quarters under comparison and $1.3 million or 15% for the nine-month periods under comparison. These increases were primarily the result of the expansion efforts.

Fees for outside services increased by $230 thousand or 11% for the quarters under comparison and $1.0 million or 17% for the nine months under comparison. These increases were primarily related to the expansion efforts underway.

Advertising costs increased $300 thousand or 38% during the third quarter of 2006 compared to the third quarter of 2005 and $875 thousand or 37% during the first nine months of 2006 compared to the first nine months of 2005, primarily as a result of the implementation of a demand deposit acquisition program by a third party provider, which costs approximately $250 thousand each quarter. Management expects to discontinue this program during the fourth quarter of 2006.

Other noninterest expense increased $190 thousand or 7% for the quarters under comparison and $3.2 million or 40% for the nine months under comparison. Exclusive of the $2.4 million judgment recorded during the first nine months of 2006, other noninterest expense increased $840 thousand or 10% in comparison to the first nine months of 2005. The following types of expenses classified in the other noninterest expense category that contributed to the increase were supplies, telephone, software maintenance, software amortization, seminars and other staff expense. These expenses grew primarily as a result of Heartland’s expansion efforts.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 32.84% for the third quarter of 2006 compared to 31.87% during the third quarter of 2005. On a nine-month comparative basis, Heartland’s effective tax rate was 31.55% during 2006 and 31.85% during 2005. The two primary contributors to the variations in our effective tax rates during the periods were changes in the amount of tax-exempt income and tax credits. Tax-exempt interest income as a percentage of pre-tax income was 16.32% during the third quarter of 2006 compared to 16.81% during the same quarter of 2005. For the nine-month periods ended on September 30, 2006 and 2005, tax-exempt income as a percentage of pre-tax income was 19.38% and 18.21%, respectively. Income taxes recorded during the first nine months of 2005 included anticipated low-income housing and historic rehabilitation tax credits totaling $436 thousand for the year. During the first nine months of 2006, these anticipated credits had decreased to approximately $225 thousand for the year.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.1 billion at September 30, 2006, an increase of $169.1 million or 12% annualized since year-end 2005. The acquisition of Bank of the Southwest accounted for $50.9 million or 30% of this growth. The Heartland subsidiary banks experiencing notable loan growth since year-end 2005 were Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank and Wisconsin Community Bank. The commercial and commercial real estate loan category grew by $148.2 million or 15% annualized. Exclusive of the $21.0 million in commercial and commercial real estate loans acquired in the Bank of the Southwest acquisition, this loan category increased by $127.2 million or 13% annualized. Heartland continues to experience a shift in the mix of its loan portfolio with commercial and commercial real estate loans now comprising 68% of the total loan portfolio.

The table below presents the composition of the loan portfolio as of September 30, 2006, and December 31, 2005.

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,452,239	68.31%	$1,304,080	66.65%
Residential mortgage	221,828	10.44	219,671	11.23
Agricultural and agricultural real estate	244,710	11.51	230,357	11.77
Consumer	193,058	9.08	181,019	9.25
Lease financing, net	14,079	0.66	21,586	1.10
Gross loans and leases	2,125,914	100.00%	1,956,713	100.00%
Unearned discount	(1,792)		(1,870)
Deferred loan fees	(1,966)		(1,777)
Total loans and leases	2,122,156		1,953,066
Allowance for loan and lease losses	(30,684)		(27,791)
Loans and leases, net	$2,091,472		$1,925,275

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

The allowance for loan and lease losses at September 30, 2006, was 1.45% of loans and 180% of nonperforming loans, compared to 1.42% of loans and 185% of nonperforming loans at December 31, 2005. The provision for loan losses remained constant at $1.4 million during the third quarter of 2006 compared to the same quarter of 2005 and decreased $319 thousand or 7% during the first nine months of 2006 compared to the first nine months of 2005.

Nonperforming loans were $17.1 million or 0.80% of total loans and leases at September 30, 2006, compared to $15.0 million or 0.77% of total loans and leases at December 31, 2005. Loans past due ninety days or more increased to $6.4 million at September 30, 2006, from $115 thousand at year-end 2005 as a result of one large credit for which workout plans are underway. Management believes that losses on Heartland’s nonperforming loans will not be significant due to the net realizable value of collateral, guarantees and other factors. Additionally, any probable losses had been specifically provided for in the allowance for loan and lease losses.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2006	2005
Balance at beginning of period	$27,791	$24,973
Provision for loan and lease losses from continuing operations	4,043	4,362
Provision for loan and lease losses from discontinued operations	(8)	33
Recoveries on loans and leases previously charged off	948	883
Loans and leases charged off	(2,658)	(2,570)
Reclass for unfunded commitments to other liabilities	-	(319)
Additions related to acquired bank	591	-
Reduction related to discontinued operations	(23)	-
Balance at end of period	$30,684	$27,362
Net charge offs to average loans and leases	0.08%	0.09%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of September 30,		As of December 31,
	2006	2005	2005	2004
Nonaccrual loans and leases	$10,699	$14,552	$14,877	$9,837
Loan and leases contractually past due 90 days or more	6,359	470	115	88
Total nonperforming loans and leases	17,058	15,022	14,992	9,925
Other real estate	1,450	1,532	1,586	425
Other repossessed assets	355	488	471	313
Total nonperforming assets	$18,863	$17,042	$17,049	$10,663
Nonperforming loans and leases to total loans and leases	0.80%	0.78%	0.77%	0.56%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 19% of total assets at September 30, 2006, and December 31, 2005. Total available for sale securities as of September 30, 2006, were $591.6 million, an increase of $64.4 million or 12% from December 31, 2005. The majority of this increase was the result of the purchase of $55.0 million in agency securities in the third quarter of 2006 for the sole purpose of entering into the leveraged structured wholesale repurchase agreement discussed in the net interest income section of this report.

Because the decline in market value on Heartland’s debt securities portfolio are attributable to changes in interest rates and not credit quality, and because Heartland has the ability to hold those investments until a recovery of fair value, which may be maturity, Heartland did not consider those investments to be other-than-temporarily impaired at September 30, 2006.

The table below presents the composition of the available for sale securities portfolio by major category as of September 30, 2006, and December 31, 2005.

AVAILABLE FOR SALE SECURITIES PORTFOLIO (Dollars in thousands)
	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$298,074	50.38%	$234,021	44.38%
Mortgage-backed securities	129,568	21.90	130,334	24.73
States and political subdivisions	135,144	22.84	132,958	25.21
Other securities	28,841	4.88	29,939	5.68
Total available for sale securities	$591,627	100.00%	$527,252	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at September 30, 2006, were $2.3 billion, an increase of $173.0 million or 11% annualized since year-end 2005. The acquisition of Bank of the Southwest accounted for $44.4 million or 26% of this growth. All of Heartland’s subsidiary banks experienced growth in deposits since year-end 2005 except for First Community Bank. Demand deposits experienced a $14.4 million or 5% annualized increase with the Bank of the Southwest acquisition contributing $17.0 million in demand deposit balances at closing. Even though the companywide deposit acquisition program initiated early in 2006 has not generated the results hoped for, the number of demand deposit accounts has grown, primarily as a result of a continued focus on growth in these deposits. Management will continue to focus efforts on growing demand deposit account balances with internally developed acquisition programs. We recently introduced a remote deposit capture service targeted at attracting business demand deposit accounts. This new desktop service converts checks to electronic images and transmits the images directly to the bank for deposit, thus providing our business customers with greater convenience and cost savings.

Savings deposit balances increased by $59.2 million or 10% annualized. At closing, the Bank of the Southwest accounted for $17.4 million in savings deposit balances. Brokered time deposits increased $2.1 million or 2% and other time deposit balances increased $97.2 million or 15% annualized since year-end 2005. The Bank of the Southwest acquisition contributed $10.0 million in other time deposit balances. Of particular note is that a large portion of the growth in time deposits occurred in deposits from our local markets. As interest rates have continued to move upward, many deposit customers have shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively in order to retain existing deposit customers, as well as to attract new customers.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. During the first nine months of 2006, the amount of short-term borrowings decreased by $16.1 million or 6%.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $182.0 million at year-end 2005 and $153.4 million at September 30, 2006. One large municipal account at New Mexico Bank & Trust can vary significantly from quarter to quarter. Typically, the balances in this account increase during the last quarter of the year and then decline during the first quarter of the next year as tax proceeds are dispersed.

Also included in short-term borrowings are Heartland’s credit lines with unaffiliated banks. Under these revolving credit lines, Heartland may borrow up to $75.0 million. At September 30, 2006, a total of $69.0 million was outstanding on these credit lines compared to $60.8 million at December 31, 2005.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings increased $23.1 million or 10% since year-end 2005. Included in other borrowings is the $50.0 structured wholesale repurchase agreement entered into in August of 2006. Also included in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the Heartland banks own stock in the FHLB of Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at September 30, 2006, decreased to $47.2 million from $151.0 million at December 31, 2005. Total FHLB borrowings at September 30, 2006, had an average rate of 4.21% and an average maturity of 3.43 years.

Additionally, other borrowings include the trust preferred capital securities issued by Heartland. On January 31, 2006, Heartland completed an offering of $20.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust V. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds have been used as a permanent source of funding for Heartland’s nonbanking subsidiaries and for general corporate purposes, including future acquisitions. Interest is payable quarterly on April 7, July 7, October 7 and January 7 of each year. The debentures will mature and the trust preferred securities must be redeemed on January 31, 2036. Heartland has the option to shorten the maturity date to a date not earlier than January 31, 2011. For regulatory purposes, $1.6 million qualifies as Tier 1 capital and $18.4 million qualifies as Tier 2 capital.

Balances outstanding on trust preferred capital securities issued by Heartland are included in total other borrowings. The following is a schedule of Heartland’s trust preferred offerings outstanding as of September 30, 2006:

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/06	Maturity Date	Callable Date

$ 5,000,000	08/07/00	10.60%	10.60%	09/07/30	09/07/10
8,000,000	12/18/01	3.60% Over Libor	8.99%	12/18/31	12/18/06
5,000,000	06/27/02	3.65% Over Libor	9.02%	06/30/32	06/30/07
20,000,000	10/10/03	8.25%	8.25%	10/10/33	10/10/08
25,000,000	3/17/04	2.75% Over Libor	8.14%	3/17/34	3/17/09
20,000,000	1/31/06	1.33% Over Libor	6.84%	1/31/36	1/31/11
$ 83,000,000

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$222,266	8.86%	$209,968	9.28%
Tier 1 capital minimum requirement	100,351	4.00%	90,514	4.00%
Excess	$121,915	4.86%	$119,454	5.28%
Total capital	$271,745	10.83%	$240,152	10.61%
Total capital minimum requirement	200,702	8.00%	181,028	8.00%
Excess	$71,043	2.83%	$59,124	2.61%
Total risk-adjusted assets	$2,508,773		$2,262,854
Leverage Capital Ratios[2]
Tier 1 capital	$222,266	7.56%	$209,968	7.66%
Tier 1 capital minimum requirement[3]	117,545	4.00%	109,637	4.00%
Excess	$104,721	3.56%	$100,331	3.66%
Average adjusted assets (less goodwill and other intangible assets)	$2,938,630		$2,740,922

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado with the intention to use this office as a springboard to opening a full-service state chartered bank in this market. All necessary regulatory approvals were received this fall and the bank began operations as Summit Bank & Trust on November 1, 2006.  The capital structure of this new bank is very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment is $12.0 million, or 80%, of the targeted $15.0 million initial capital. In July of 2006, all $12.0 million of Heartland’s investment had been deposited into an escrow account along with the $2.5 million deposited by the subscribing minority stockholders. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through September 30, 2006, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition, Heartland’s ownership percentage had increased to 91%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors in 2008. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through September 30, 2006, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Expansion projects have been initiated with completion scheduled during 2007. New Mexico Bank & Trust began construction of its third location in Santa Fe with opening targeted for the first quarter of 2007. Plans are underway for an additional Arizona Bank & Trust site in Gilbert, Arizona for completion during the second quarter of 2007. Additionally, Rocky Mountain Bank is developing plans for a new location in Billings, Montana. Summit Bank & Trust hopes to open an additional location in the community of Thornton, Colorado sometime in the second quarter of 2007. Expansion in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States. Additionally, in the Midwest, we began construction on one branch location in Madison, Wisconsin under the Wisconsin Community Bank with completion targeted for the first quarter of 2007. Costs related to the construction of these facilities are anticipated to be approximately $18 million in the aggregate.

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

Net cash outflows from investing activities were $219.8 million during the first nine months of 2006, compared to $123.2 million during the same nine months of 2005, an increase in outflows of $96.6 million. During the first nine months of 2006, the proceeds from securities sales, paydowns and maturities was $59.9 million compared to $112.7 million during the first nine months of 2005, a decrease of $52.8 million. Purchases of securities used cash of $123.7 million during the first nine months of 2006 while $81.1 million was used for securities purchases during the first nine months of 2005. A large portion of this change was the purchase of $55.0 million in agency securities to facilitate the structured wholesale repurchase agreement entered into in August of 2006. The net increase in loans and leases was $125.9 million during the first nine months of 2006 compared to $137.2 million during the same nine months of 2005. Also contributing to the increase in cash outflows from investing activities during the first nine months of 2006 was the $15.0 million net cash and cash equivalents paid in the acquisition of Bank of the Southwest.

Financing activities provided cash of $160.7 million during the first nine months of 2006 while these same activities provided cash of $108.9 million during the same period in 2005. During the first nine months of 2006, there was a net increase in deposit accounts of $128.6 million compared to $99.6 million during the first nine months of 2005. Activity in short-term borrowings provided cash of $16.6 million during the first nine months of 2006 while activity in short-term borrowings used cash of $34.5 million during the same nine months of 2005. Cash proceeds from other borrowings were $71.7 million during the first nine months of 2006 compared to $59.7 million during the same nine months of 2005. A portion of this change was attributable to the $50.0 million wholesale repurchase agreement entered into in August of 2006. Repayments on other borrowings used cash of $47.3 million during the first nine months of 2006 compared to $23.8 million during the same period in 2005.

Total cash provided by operating activities was $23.6 million during the first nine months of 2006 compared to $11.5 million during the same nine months of 2005. The amount of cash received on the sales of loans increased at a greater amount than the amount of loans originated for sale during the first nine months of 2006 compared to the same period in 2005.

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

At September 30, 2006, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $75.0 million, of which $69.0 million had been borrowed. A portion of these lines provides funding for the operations of Citizens and ULTEA. At September 30, 2006, the borrowings on these lines for Citizens and ULTEA were $3.5 million and $25.0 million, respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2006, Heartland was in compliance with the covenants contained in the credit agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that Heartland’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006, to ensure that information required to be disclosed by Heartland in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended September 30, 2006, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
07/01/06- 07/31/06	2,542	$25.77	2,542	$4,073,469
08/01/06- 08/31/06	15,347	$25.36	15,347	$4,147,834
09/01/06- 09/30/06	24,000	$26.46	24,000	$4,301,916
Total:	41,889	$26.01	41,889	N/A

(1)	Heartland’s board of directors has authorized management to acquire and hold $5.0 million as treasury shares at any one time.

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

Dated: November 9, 2006