Form 10-K
HEARTLAND FINANCIAL USA INC
filed 2007-03-16
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File Number: 0-24724

HEARTLAND FINANCIAL USA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1405748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

1398 Central Avenue, Dubuque, Iowa 52001	(563) 589-2100
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of Each Exchange on Which Registered
Common Stock $1.00 par value	The Nasdaq Stock Market LLC
Preferred Share Purchase Rights	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $285,749,290.* Such figures include 2,065,097 shares of the Registrant's Common Stock held in a fiduciary capacity by the trust department of the Dubuque Bank and Trust Company, a wholly-owned subsidiary of the Registrant.

* Based on the last sales price of the Registrant's common stock on June 30, 2006, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

As of March 14, 2007, the Registrant had issued and outstanding 16,482,443 shares of common stock, $1.00 per value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report
Table of Contents

Part I		Page

Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
A.	General Description . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
B.	Market Areas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
C.	Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	9
D.	Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	9
E.	Internet Access . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	9
F.	Supervision and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
G	Governmental Monetary Policy and Economic Conditions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	54
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	89
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	89
Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	92

Part III

Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	92
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	93
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	94
Item 14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	94

Part IV

Item 15.	Exhibits and Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	95

PART I.

ITEM 1.

BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has nine bank subsidiaries in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana and Colorado, (collectively, the "Bank Subsidiaries"). All nine Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). The Bank Subsidiaries listed below operate a total of 54 banking locations.

*
Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., a partner in low-income housing and historic rehabilitation projects.

*	Galena State Bank and Trust Company, Galena, Illinois, is chartered under the laws of the State of Illinois.
*	First Community Bank, Keokuk, Iowa, is chartered under the laws of the State of Iowa.
*	Riverside Community Bank, Rockford, Illinois, is chartered under the laws of the State of Illinois.
*	Wisconsin Community Bank, Cottage Grove, Wisconsin, is chartered under the laws of the State of Wisconsin.
*	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the State of New Mexico.
*	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the State of Montana.
*	Arizona Bank & Trust, Chandler, Arizona, is chartered under the laws of the State of Arizona.
*	Summit Bank & Trust, Broomfield, Colorado is chartered under the laws of the State of Colorado.

Heartland has eight active non-bank subsidiaries as listed below.

*	Citizens Finance Co. is a consumer finance company with offices in Iowa, Illinois and Wisconsin.
*	Summit Acquisition Corporation is the one-bank holding company for Summit Bank & Trust in Colorado.
*
Heartland Financial Statutory Trust II, Heartland Financial Capital Trust II, Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V and Rocky Mountain Statutory Trust I are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities.

All of Heartland’s subsidiaries are wholly-owned, except for Arizona Bank & Trust, of which Heartland owned 91% of the capital stock on December 31, 2006 and Summit Acquisition Corporation, of which Heartland owned 81% of the capital stock on December 31, 2006. Summit Acquisition Corporation owned 99% of Summit Bank & Trust on December 31, 2006.

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

*	Emphasize greater use of non-traditional sources of income, including trust and investment services, insurance and consumer finance
*	Evaluate and acquire state-of-the-art technology when the expected return justifies the cost

3.	Provide customer-transparent cost savings:

*	Centralize back office support functions so Bank Subsidiaries operate as efficiently as possible

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

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. Since 1996, Heartland has provided an employee stock purchase plan. During 2006, Heartland employees purchased 26,451 shares under the plan. As of December 31, 2006, employees, officers, and directors owned approximately 30% of Heartland’s outstanding common stock.

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

Heartland has focused on markets with growth potential in the Midwest and Western regions of the United States as it evaluates expansion and acquisition opportunities. In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation, followed with a second location in 2004 and a third location in 2005. Additional expansion at Arizona Bank & Trust included the acquisition of Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona during 2006. Heartland combined the acquired assets and deposit accounts into Arizona Bank & Trust in May of 2006. Heartland took another step toward expanding its Western presence in June of 2004 when it acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank. Headquartered in Billings, Montana, Rocky Mountain Bank had assets of $439 million at December 31, 2006, with nine branch locations throughout the state. In November of 2006, Heartland and a group of investors opened Summit Bank & Trust, a de novo banking operation in Broomfield, Colorado. The capital structure of Heartland’s ninth state-chartered bank was very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment was $12.0 million, or 80% of the targeted $15.0 million initial capital. One of Heartland’s strategic goals is to expand its presence in the Western markets to 50% of Heartland’s total assets, thereby balancing the growth in its Western markets with the stability of the Midwestern markets.

Lending Activities

General

The Bank Subsidiaries provide a range of commercial and retail lending services to businesses and individuals. These credit activities include agricultural, commercial, residential real estate, consumer loans and commercial leases.

The Bank Subsidiaries market their services to qualified lending customers. Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the Bank Subsidiaries' respective business communities. Through professional service, competitive pricing, and innovative structure, the Bank Subsidiaries have been successful in attracting new lending customers. Heartland also actively pursues consumer lending opportunities. With convenient locations, advertising and customer communications, the Bank Subsidiaries have been successful in capitalizing on the credit needs of their market areas.

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

Heartland understands the roles that sound credit skills and a common credit culture play in maintaining quality loan portfolios. As the credit portfolios of the Bank Subsidiaries have continued to grow, several changes have been made in their lending departments resulting in an overall increase in these departments' skill levels. In 2003, Heartland introduced the RMA Diagnostic Assessment to assess credit skills and training needs for over 80 of its credit personnel. After the initial introduction of this training tool, specific individualized training was established for existing personnel. All new lending personnel are expected to complete a similar diagnostic training program. Heartland also assists all of the commercial and agricultural lenders of the Bank Subsidiaries in the analysis and underwriting of credit through its staff in the credit administration department. This staff continues to expand as the total loans under management continue to grow.

Commercial lenders interact with their respective boards of directors each month. Heartland also utilizes an internal loan review function to analyze credits of the Bank Subsidiaries and to provide periodic reports to the respective boards of directors. Management has attempted to identify problem loans at an early date and to aggressively seek resolution of these situations.

Agricultural Loans

Agricultural loans are emphasized by Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank’s Monroe banking center and New Mexico Bank & Trust’s Clovis banking offices.  The Bank Subsidiaries that emphasize agricultural loans do so because of their location in or around rural markets. Dubuque Bank and Trust Company maintains its status as one of the largest agricultural lenders in the State of Iowa. Agricultural loans remain balanced in proportion to the rest of Heartland's loan portfolio, constituting approximately 11% of the total loan portfolio at December 31, 2006. Heartland’s policies designate a primary and secondary lending area for each bank with the majority of outstanding agricultural operating and real estate loans to customers located within the primary lending area. Term loans secured by real estate are allowed within the secondary lending area.

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

The agricultural loan departments work closely with all of their customers, including companies and individual farmers, and review the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least once annually. The Bank Subsidiaries also work closely with governmental agencies, including the Farm Services Administration, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for the Bank Subsidiaries as each of them continues to build real estate lending business. As long-term interest rates remained at relatively low levels during 2006 and 2005, many customers elected mortgage loans that are fixed rate with fifteen or thirty year maturities. Heartland usually sells these loans into the secondary market but retains servicing on the majority of sold loans. Management believes that mortgage servicing on sold loans provides the Bank Subsidiaries with a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing gives the Bank Subsidiaries the opportunity to maintain regular contact with mortgage loan customers.

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

Citizens Finance Co. specializes in consumer lending and currently serves the consumer credit needs of approximately 6,500 customers in Iowa, Illinois and Wisconsin from its Dubuque, Davenport and Cedar Rapids, Iowa; Madison and Appleton, Wisconsin; and Loves Park, Crystal Lake and Tinley Park, Illinois offices. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank and Trust Company and Wisconsin Community Bank have been offering trust and investment services in their respective communities for many years. In those markets which do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. In 2005, New Mexico Bank & Trust began offering trust and investment services. In 2003, Arizona Bank & Trust joined the list of banks offering trust and investment services. On August 31, 2004, Heartland completed its acquisition of the Wealth Management Group of Colonial Trust Company, a publicly held Arizona trust company based in Phoenix. The Wealth Management Group, Colonial Trust Company’s personal trust division, had trust assets of $154.0 million and projected annual revenues of $1.2 million at the time of the acquisition. This transaction provided a unique opportunity for Heartland to grow its trust business in the Southwestern marketplace. Colonial’s seasoned management team and strong account base, combined with Heartland’s strong support services, depth of expertise, and long track record of investment performance proved to be a winning combination as we sought to elevate the profile of Arizona Bank & Trust. As of December 31, 2006, total Heartland trust assets exceeded $1.5 billion, the vast majority of which are assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations. All of the Bank Subsidiaries have targeted their trust departments as primary areas for future growth.

Dubuque Bank and Trust Company is nationally recognized as a leading provider of socially responsible investment services, and it manages investment portfolios for religious and other non-profit organizations located throughout the United States. Dubuque Bank and Trust Company is also Heartland’s lead bank in providing daily valuation 401(k) plans and other retirement services, including Heartland’s retirement plan for its employees.

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

B. MARKET AREAS

Dubuque Bank and Trust Company

Dubuque Bank and Trust Company and Heartland are located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. Citizens Finance Co. also operates within this market area, in addition to operating offices in Davenport, Iowa; Cedar Rapids, Iowa; Madison, Wisconsin; Appleton, Wisconsin; Loves Park, Illinois; Tinley Park, Illinois and Crystal Lake, Illinois.

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

In addition to its main banking office, Dubuque Bank and Trust Company operates seven branch offices, all of which are located in Dubuque County. In 2004, Dubuque Bank and Trust Company opened a branch facility at a strategically located intersection on the rapidly growing northwest side of Dubuque. Additionally, during 2003, Dubuque Bank and Trust Company relocated its branch facility in Farley, Iowa, to a newly constructed building that is more convenient for its customers. As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization.

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

Wisconsin Community Bank

Wisconsin Community Bank’s main office is located in Cottage Grove, Wisconsin, which is approximately 10 miles east of Madison in Dane County. Wisconsin Community Bank operates two branch offices in Madison suburbs. The Middleton branch opened in 1998, and an office in Fitchburg was opened in a newly constructed building in March 2003. According to the 2000 census, Dane County had a population of 427,000, and the village of Cottage Grove had a population of 3,800. Wisconsin Community Bank opened three offices in Sheboygan, DePere and Eau Claire, Wisconsin during 1999, operating under the name of Wisconsin Business Bank. The Sheboygan and DePere facilities are located in the northeastern Wisconsin counties of Sheboygan and Brown. The Eau Claire office was subsequently sold in the fourth quarter of 2002. During 2004, Wisconsin Business Bank changed its name to Heartland Business Bank in conjunction with its opening of a loan production office in Rockland, Massachusetts. The Rockland office was subsequently closed in 2006. Wisconsin Community Bank also acquired the Bank One Monroe, Wisconsin banking center in July of 1999. The city of Monroe, which is approximately 50 miles southwest of Madison, is located in Green County in south central Wisconsin.

New Mexico Bank & Trust

New Mexico Bank & Trust operates eight offices in or around Albuquerque, New Mexico, in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. New Mexico Bank & Trust also operates five locations in the New Mexico communities of Clovis, Portales, and Melrose, all located in Curry County. Clovis is located in east central New Mexico, approximately 220 miles from Albuquerque, 100 miles northwest of Lubbock, Texas, and 105 miles southwest of Amarillo, Texas. In 2003, two branch offices were opened in Santa Fe, in Santa Fe County.

Arizona Bank & Trust

Arizona Bank & Trust currently operates five offices; one in Phoenix which opened in 2005, one in Mesa, Arizona, which is located 15 miles east of Phoenix, one in Tempe and two offices including the main office in Chandler, Arizona, which is located in the southern portion of metropolitan Phoenix. These cities are located in Maricopa County. Chandler’s current population is 218,000, as provided by the City of Chandler Office of Economic Development, compared to 177,000 reported in the 2000 census. The estimated population of Maricopa County in July 2001 was 3,029,000, according to the Arizona Department of Economic Security.

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

Summit Bank & Trust

The main facility for Summit Bank & Trust is in Broomfield, Colorado. The city and county of Broomfield lies in the northwestern tier of the Denver-Aurora Metropolitan Area. The population of Broomfield was estimated at 43,478 in 2005 by the U.S. Census Bureau. Broomfield is the 16th most populous city in the state of Colorado. A second location is under construction in Thornton, just north of the Denver International Airport.

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

D. EMPLOYEES

At December 31, 2006, Heartland employed 959 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits, and management considers its employee relations to be excellent. Heartland utilizes Predictive Index software to assist with placing potential employees in new positions within Heartland and with evaluating current positions.

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

F. SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Illinois Department of Financial and Professional Regulation (the “Illinois DFPR”), the New Mexico Financial Institutions Division (the “New Mexico FID”), the Montana Financial Institution Division (the “Montana Division”), the Division of Banking of the Wisconsin Department of Financial Institutions (the “Wisconsin DFI”), the Arizona State Banking Department (the “Arizona Department”), the Colorado Department of Regulatory Agencies, Division of Banking (the “Colorado Division”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of Heartland. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The Company

General. Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Community Bank, Galena State Bank and Trust Company, Riverside Community Bank and First Community Bank and the controlling shareholder of Arizona Bank & Trust and Summit Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve. Heartland is also required to file with the Federal Reserve periodic reports of Heartland’s operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking as to be a proper incident thereto.” This authority would permit Heartland to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2006, Heartland had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments. Heartland’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. Heartland’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General. Dubuque Bank and Trust Company and First Community Bank are Iowa-chartered banks. As Iowa-chartered banks, Dubuque Bank and Trust Company and First Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks.

Galena State Bank and Trust Company and Riverside Community Bank are Illinois-chartered banks. As Illinois-chartered banks, Galena State Bank and Trust Company and Riverside Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Illinois DFPR, the chartering authority for Illinois banks.

New Mexico Bank & Trust is a New Mexico-chartered bank. As a New Mexico-chartered bank, New Mexico Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the New Mexico FID, the chartering authority for New Mexico banks.

Rocky Mountain Bank is a Montana-chartered bank. As a Montana-chartered bank, Rocky Mountain Bank is subject to the examination, supervision, reporting and enforcement requirement of the Montana Division, as the chartering authority for Montana banks.

Wisconsin Community Bank is a Wisconsin-chartered bank. As a Wisconsin-chartered bank, Wisconsin Community Bank is subject to the examination, supervision, reporting and enforcement requirements of the Wisconsin DFI, the chartering authority for Wisconsin banks.

Summit Bank & Trust is a Colorado-chartered bank. As a Colorado-chartered bank, Summit Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Colorado Division, the chartering authority for Colorado banks.

Arizona Bank & Trust is an Arizona-chartered bank. As an Arizona-chartered bank, Arizona Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Arizona Department, the chartering authority for Arizona banks.

The deposit accounts of the Bank Subsidiaries are insured by the FDIC’s Deposit Insurance Fund. As FDIC-insured institutions, each of the Bank Subsidiaries also is subject to the examination, supervision, reporting and enforcement requirements of the FDIC, designated by federal law as the primary federal regulator of state-chartered FDIC-insured banks that, like the Bank Subsidiaries, are not members of the Federal Reserve System.

Deposit Insurance. As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution’s risk-classification is determined by the FDIC.

For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996, and paid an FDIC-insurance assessment prior to that date (“eligible institutions”), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution’s assessment credit will be equal to the institution’s pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution’s assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or 2010. The FDIC will track the amount of an institution’s assessment credit and automatically apply it to the institution’s premium assessment to the maximum extent permitted by federal law.

Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank, Galena State Bank and Trust Company, Riverside Community Bank, First Community Bank and New Mexico Bank & Trust are eligible institutions. In aggregate, the total assessment credit for these Heartland banks totals $1.2 million. Arizona Bank & Trust and Summit Bank & Trust are neither eligible institutions nor successors to eligible institutions and, therefore, will not be entitled to an assessment credit.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution’s total assets. During the year ended December 31, 2006, the Bank Subsidiaries paid supervisory assessments totaling $385 thousand.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. The FDIC’s approval of deposit insurance for Summit Bank & Trust is conditioned upon Summit Bank & Trust maintaining a Tier 1 capital to assets ratio of not less than 8% for the first three years of operation.

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

As of December 31, 2006: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations. As of December 31, 2006, Summit Bank & Trust (i) met the 8% capital to assets ratio established by the FDIC as a condition to Summit Bank & Trust’s deposit insurance; and (ii) was “well-capitalized,” as defined by applicable regulations.

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

Dividend Payments. The primary source of funds for Heartland is dividends from the Bank Subsidiaries. In general, the Bank Subsidiaries may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006. Further, First Community Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with First Community Bank’s conversion from the mutual to the stock form of ownership in 1991. As of December 31, 2006, approximately $92.4 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries. In addition, Summit Bank & Trust is subject to the FDIC’s prohibition on the payment of dividends during the first three years of a bank’s operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

G. GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONDITIONS

Heartland’s earnings are affected by the policies of regulatory authorities, including the Federal Reserve System. The Federal Reserve System’s monetary policies have significantly affected the operating results of commercial banks in the past and are expected to continue doing so in the future. Changing economic and money market conditions prompted by the actions of monetary and fiscal authorities may cause changes in interest rates, credit availability, and deposit levels that are beyond Heartland’s control. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings.

ITEM 1A.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of the various markets that we serve.

We operate over a wide area, including markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana and Colorado and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in those areas. Although our customers’ business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

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

Commercial loans were $1.48 billion (including $1.10 billion of commercial real estate loans), or approximately 69% of our total loan portfolio as of December 31, 2006. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.10 billion, or approximately 74% of our total commercial loan portfolio as of December 31, 2006. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our commercial real estate loans also include commercial construction loans, including land acquisition and development. Construction, land acquisition and development lending involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2006, agricultural real estate loans totaled $151.7 million, or 7%, of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2006, these loans totaled $82.0 million, or 4%, of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our one- to four-family residential mortgage loans may result in lower yields and profitability.

One- to four-family residential mortgage loans comprised $225.3 million, or 10%, of our loan and lease portfolio at December 31, 2006, and are secured primarily by properties located in the Midwest. These loans result in lower yields and lower profitability for us and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2006, consumer loans totaled $194.7 million, or 9%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. Citizens Finance loans totaled $37.4 million at December 31, 2006, or 19% of the total consumer loan portfolio.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

We established our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan losses as a percentage of total loans was 1.40% and as a percentage of total non-performing loans was approximately 356%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As of December 31, 2006, Heartland had no unresolved staff comments.

ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations

Banking Subsidiaries
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	59,500	Owned	8

Galena State Bank and Trust Company 971 Gear Street Galena, IL 61036	18,000	Owned	3

Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4

First Community Bank 320 Concert Street Keokuk, IA 52632	6,000	Owned	3

Wisconsin Community Bank 580 North Main Street Cottage Grove, WI 53527	6,000	Owned	6

New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2011	15

Arizona Bank & Trust 1000 N. 54th Street Chandler, AZ 85226	8,500	Owned	5

Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9

Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	1

Non-Bank Subsidiaries
Citizens Finance Co. 1275 Main Street Dubuque, IA 52001		Leased from DB&T	8

The principal office of Heartland is located in Dubuque Bank and Trust Company's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2006, that are ordinary routine litigation incidental to our business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006 to a vote of security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 1,500 stockholders of record as of March 9, 2007, and approximately 1,600 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the Nasdaq National Market System since May 2003 under the symbol “HTLF”. Prior to quotation on the Nasdaq National Market System, the common stock of Heartland was traded on the over-the-counter market.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the Nasdaq National Market System. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter	High	Low

2006:
First	$ 23.60	$ 20.11
Second	26.67	22.55
Third	27.86	24.16
Fourth	31.08	25.10

2005:
First	$ 21.31	$ 18.37
Second	21.22	19.06
Third	20.99	19.04
Fourth	21.74	18.84

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2006. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2006	2005

First	$ .09	$ .08
Second	.09	.08
Third	.09	.08
Fourth	.09	.09

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank Subsidiaries, and the Bank Subsidiaries are subject to regulatory limitations on the amount of cash dividends they may pay. See "Business - Supervision and Regulation - Heartland - Dividend Payments" and "Business - Supervision and Regulation - The Bank Subsidiaries - Dividend Payments" for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. Heartland’s revolving credit agreement also contains specific covenants which, among other things, limit dividend payments by Heartland under certain circumstances. None of these circumstances currently exist.

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended December 31, 2006, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/01/06- 10/31/06	7,001	$27.85	7,001	$4,421,909
11/01/06- 11/30/06	264	$27.75	264	$4,455,330
12/01/06- 12/31/06	16,626	$27.82	16,626	$5,000,000
Total:	23,891	$27.83	23,891	N/A

(1)
On October 19, 2004, Heartland’s board of directors increased the dollar value of its common stock that management is authorized to acquire and hold as treasury shares from $4.0 million to $5.0 million at any one time.

The following table and graph show a five-year comparison of cumulative total returns for Heartland Financial USA, Inc., the Nasdaq Composite Index and the Nasdaq Bank Stock Index. Figures for our common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions. Heartland became listed on Nasdaq in May, 2003. The table and graph were prepared at our request by Research Data Group, Inc.

Cumulative Total Return Performance
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Heartland Financial USA, Inc.	$100.00	$138.47	$227.43	$250.16	$274.42	$370.10
Nasdaq Stock Market (U.S.)	$100.00	$71.97	$107.18	$117.07	$120.50	$137.02
Nasdaq Bank Index	$100.00	$59.14	$89.11	$103.85	$130.57	$166.05

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2001

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Index Value
12/31/2001
12/31/2002
12/31/2003
12/31/2004
12/31/2005
12/31/2006
Heartland Financial USA, Inc.
Nasdaq Composite
Nasdaq Bank

*Total return assumes reinvestment of dividends

ITEM 6.
SELECTED FINANCIAL DATA
For the years ended December 31, 2006, 2005, 2004, 2003 and 2002
(Dollars in thousands, except per share data)

	2006		2005		2004		2003		2002
STATEMENT OF INCOME DATA
Interest income	$192,539		$153,404		$121,394		$99,517		$100,012
Interest expense	86,210		59,462		43,298		37,312		41,029
Net interest income	106,329		93,942		78,096		62,205		58,983
Provision for loan and lease losses	3,886		6,533		4,846		4,183		3,553
Net interest income after provision for loan and lease losses	102,443		87,409		73,250		58,022		55,430
Noninterest income	29,087		25,474		23,205		22,167		15,575
Noninterest expenses	94,521		80,770		68,852		54,704		47,557
Income taxes	11,989		9,859		7,718		7,990		7,279
Income from continuing operations	25,020		22,254		19,885		17,495		16,169
Discontinued operations:
Income from discontinued operations (including gain on sale of $20 in 2006 and $2,602 in 2002)	602		763		585		371		4,416
Income taxes	520		291		218		147		1,718
Income from discontinued operations	82		472		367		224		2,698
Net income	$25,102		$22,726		$20,252		$17,719		$18,867

PER COMMON SHARE DATA
Net income - diluted	$1.50		$1.36		$1.26		$1.16		$1.28
Income from continuing operations - diluted[1]	1.50		1.33		1.24		1.15		1.09
Cash dividends	0.36		0.33		0.32		0.27		0.27
Dividend payout ratio	23.53%		23.82%		24.87%		23.09%		20.81%
Book value	$12.65		$11.46		$10.69		$9.29		$8.40
Weighted average shares outstanding-diluted	16,734,989		16,702,146		16,084,557		15,258,440		14,783,554

BALANCE SHEET DATA
Investments and federal funds sold	$617,119		$567,002		$553,284		$451,753		$424,514
Loans held for sale	50,381		40,745		32,161		25,678		23,167
Total loans and leases, net of unearned	2,147,845		1,953,066		1,772,954		1,322,549		1,152,069
Allowance for loan and lease losses	29,981		27,791		24,973		18,490		16,091
Total assets	3,058,242		2,818,332		2,629,055		2,018,366		1,785,979
Total deposits	2,311,657		2,118,178		1,983,846		1,492,488		1,337,985
Long-term obligations	224,523		220,871		196,193		173,958		161,379
Stockholders’ equity	209,711		187,812		175,782		140,923		124,041

EARNINGS PERFORMANCE DATA
Return on average total assets	0.86%		0.84%		0.87%		0.95%		1.13%
Return on average stockholders’ equity	12.86		12.55		12.82		13.46		16.44
Net interest margin ratio[1,2]	4.18		4.04		3.91		3.86		4.13
Earnings to fixed charges:
Excluding interest on deposits	2.60	x	2.97	x	3.19	x	3.61	x	3.44	x
Including interest on deposits	1.43		1.55		1.64		1.69		1.58

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.34%		0.60%		0.41%		0.32%		0.29%
Nonperforming loans and leases to total loans and leases	0.39		0.77		0.56		0.42		0.39
Net loan and lease charge-offs to average loans and leases	0.11		0.18		0.16		0.14		0.16
Allowance for loan and lease losses to total loans and leases	1.40		1.42		1.41		1.40		1.40
Allowance for loan and lease losses to nonperforming loans and leases	356.11		185.37		251.62		333.11		358.77

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	6.66%		6.68%		6.77%		7.03%		6.86%
Total capital to risk-adjusted assets	11.18		10.61		10.82		12.42		11.86
Tier 1 leverage	7.74		7.66		7.26		8.07		8.24

[1]	Excludes the discontinued operations of ULTEA and the related gain on sale in 2006 and operations of our Eau Claire branch and the related gain on sale in 2002.
[2]	Tax equivalent using a 35% tax rate for all periods presented.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was a 91% owner on December 31, 2006, and an 86% owner on December 31, 2005 and 2004; Summit Bank & Trust, of which Heartland was an 80% owner on December 31, 2006; and Summit Acquisition Corporation of which Heartland was a 99% owner on December 31, 2006.

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

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through nine banking subsidiaries with a total of 54 banking locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana and Colorado. In addition, Heartland has separate subsidiaries in the consumer finance, insurance and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings.

Heartland’s results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges, fees and gains on loans and trust income, also affects Heartland’s results of operations. Heartland’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs and provision for loan and lease losses.

Net income for the year ended December 31, 2006, was $25.1 million, or $1.50 per diluted share, an increase of $2.4 million or 10% from the net income of $22.7 million, or $1.36 per diluted share, recorded for 2005. Return on average equity was 12.86% and return on average assets was 0.86% for 2006, compared to 12.55% and 0.84%, respectively, for 2005. During the first quarter of 2006, a pre-tax judgment of $2.4 million was recorded as noninterest expense, while a $286,000 award under a counterclaim was recorded as a loan loss recovery. The net after tax effect to net income for this one-time event was $1.3 million. Exclusive of this expense, Heartland’s net income for 2006 was $26.4 million, or $1.58 per diluted share, an increase of $3.7 million or 16% over 2005. Because of the non-recurring nature of this expense, Heartland believes that this pro-forma presentation is important for investors to understand Heartland’s financial performance for 2006.

On May 15, 2006, the acquisition of Bank of the Southwest was completed and the bank became a part of Arizona Bank & Trust, Heartland’s de novo bank chartered in 2003 and located in Phoenix, Arizona. As of the acquisition date, total assets at Bank of the Southwest were $63.2 million, total loans were $52.4 million and total deposits were $44.4 million. The purchase price was $18.1 million, all in cash. The resultant acquired core deposit intangible of $540 thousand is being amortized over a period of eight years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $5.1 million was recorded as goodwill.

On May 3, 2006, Heartland was notified by the court that a verdict was entered awarding the plaintiff $2.4 million for its original claim and awarding Heartland $286,000 for its counterclaim against the plaintiff in a lawsuit regarding a breach of contract claim relating to the 2002 sale of Wisconsin Community Bank’s Eau Claire branch. Heartland recorded the judgments in the quarter ended March 31, 2006. Heartland has filed an appeal to the court ruling and the plaintiff subsequently filed a cross-appeal. We do not expect any resolution on this issue for some time.

The sale of ULTEA Inc., Heartland’s fleet leasing subsidiary, to ALD Automotive was completed on December 22, 2006. Total assets of ULTEA at the date of sale were $50.3 million. The attached financial statements reflect the results of operations of ULTEA on the consolidated statements of income as discontinued operations for both the current and prior periods. During 2006, income from operations of this discontinued subsidiary included the $20,000 pre-tax gain recorded as a result of the sale. This past year, Heartland also closed the office of HTLF Capital Corp., its investment banking subsidiary, as its two officers left employment with the company to join another investment bank. These strategic divestitures represent Heartland’s commitment to focus resources on its core banking and consumer finance businesses.

The improved earnings during 2006 were primarily due to the $12.4 million or 13% growth in net interest income. Average earning assets increased $220.5 million or 9% from $2.41 billion during 2005 to $2.63 billion during 2006. Noninterest income increased $3.6 million or 14% during 2006 compared to 2005. The categories experiencing the largest increases were service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions and securities gains. Also contributing to the increased earnings during 2006 was a $2.6 million or 41% reduction in the provision for loan and lease losses resulting from the positive resolution of a significant portion of nonperforming and nonaccrual loans, along with a $1.2 million or 34% decline in net charge-offs. For 2006, noninterest expense increased $13.8 million or 17% when compared to 2005. The largest contributor to this increase was salaries and employee benefits, which grew by $6.1 million or 13% during this one-year comparative period. This growth in salaries and employee benefits expense was primarily the result of additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries, the addition of branches at New Mexico Bank & Trust and Arizona Bank & Trust, the acquisition of the Bank of the Southwest, and the formation of Summit Bank & Trust, which began operations in October 2005 as a loan production office under the Rocky Mountain Bank umbrella. The $2.4 million judgment recorded during the first quarter of 2006 was also a major factor in the increase in noninterest expense for the one-year comparative period. Exclusive of the judgment, noninterest expense increased $11.4 million or 14% in comparison to 2005. Costs associated with the expansion efforts have also contributed to increases in occupancy, advertising and other noninterest expense during both the one-year comparative periods.

Net income for the year ended December 31, 2005, was $22.7 million, an increase of $2.4 million or 12%, over the $20.3 million recorded for 2004. Earnings per diluted share was $1.36 for 2005, compared to $1.26 for 2004, an increase of $.10 or 8%. Return on average equity was 12.55% and return on average assets was 0.84% for 2005, compared to 12.82% and 0.87%, respectively, for 2004. The improved earnings were primarily due to the $15.7 million or 20% growth in net interest income. Average earning assets increased from $2.07 billion during 2004 to $2.41 billion during 2005, an increase of $341.5 million or 17%. Noninterest income improved $2.3 million or 10%, driven primarily by service charges and fees, trust fees and other noninterest income. Partially offsetting these increases was the $1.7 million or 35% additional provision for loan and lease losses and the $11.9 million or 17% increase in noninterest expense during 2005. Expansion efforts completed during 2005 included the opening of one banking location at each of the following Bank Subsidiaries: Arizona Bank & Trust, New Mexico Bank & Trust, Rocky Mountain Bank and Riverside Community Bank. Also contributing to the increased earnings for 2005, compared to 2004, was a full year of earnings at the acquired Rocky Mountain Bank. This acquisition was completed on June 1, 2004, therefore only seven months of their earnings were included in the 2004 results. Rocky Mountain Bank’s contribution to net income during 2005 was $2.8 million compared to $2.3 million during the last seven months of 2004.

At December 31, 2006, total assets exceeded $3.0 billion, an increase of $239.9 million or 9% since year-end 2005. Total loans and leases were $2.1 billion at December 31, 2006, an increase of $194.8 million or 10% since year-end 2005. The May 15, 2006, acquisition of Bank of the Southwest by Arizona Bank & Trust accounted for $50.9 million or 26% of this growth. The Heartland subsidiary banks experiencing notable loan growth since year-end 2005 were New Mexico Bank & Trust, Arizona Bank & Trust and Rocky Mountain Bank. The commercial and commercial real estate loan category grew by $179.7 million or 14%. Exclusive of the $21.0 million in commercial and commercial real estate loans acquired in the Bank of the Southwest acquisition, this loan category increased by $158.7 million or 12%. Total deposits at December 31, 2006, were $2.3 billion, an increase of $193.5 million or 9% since year-end 2005. The acquisition of Bank of the Southwest accounted for $44.4 million or 23% of this growth. All of Heartland’s subsidiary banks except for First Community Bank and Galena State Bank and Trust Company experienced growth in deposits since year-end 2005 with 70% of the growth occurring in our banks located in the West. Demand deposits experienced an $18.8 million or 5% increase with the Bank of the Southwest acquisition contributing $17.0 million in demand deposit balances at closing. Savings deposit balances increased by $68.6 million or 9%. At closing, the Bank of the Southwest accounted for $17.4 million in savings deposit balances. Brokered time deposits decreased $45.0 million or 31% while other time deposit balances increased $151.1 million or 17% since year-end 2005. The Bank of the Southwest acquisition contributed $10.0 million in other time deposit balances. Of particular note is that we were able to replace a large portion of the maturing brokered time deposits with deposits from our local markets. As interest rates moved upward during the first half of the year and remained at those levels, many deposit customers shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively to retain existing deposit customers, as well as to attract new customers.

At December 31, 2005, total assets reached $2.82 billion, an increase of $189.3 million or 7% since year-end 2004. Total loans and leases were $1.95 billion at December 31, 2005, an increase of $180.1 million or 10% since year-end 2004. All of Heartland’s subsidiary banks experienced loan growth since year-end 2004, with major contributions from Dubuque Bank and Trust Company, New Mexico Bank & Trust, Arizona Bank & Trust and Galena State Bank and Trust Company. All loan categories increased during 2005, with $142.0 million or 79% of the total loan growth in the commercial and commercial real estate category. Total deposits at December 31, 2005, were $2.12 billion, an increase of $134.3 million or 7% since year-end 2004. Except for Wisconsin Community Bank and First Community Bank, all of Heartland’s subsidiary banks increased deposits during 2005. Demand deposit balances increased by $29.7 million or 9% and time deposit balances increased by $101.1 million or 11% during the year. Two of Heartland’s newer de novo banks, New Mexico Bank & Trust and Arizona Bank & Trust, were the most successful at attracting demand deposits during 2005. Also experiencing meaningful growth in demand deposits in 2005 was Rocky Mountain Bank. Over half of the growth in the time deposit category occurred at Heartland’s largest subsidiary bank, Dubuque Bank and Trust Company. All of the other Heartland subsidiary banks, except for Wisconsin Community and First Community Bank, experienced growth in time deposits, with more significant growth occurring at New Mexico Bank & Trust and Rocky Mountain Bank. Of particular note is that substantially all of the growth in time deposits occurred in deposits from local markets, as total brokered deposits ended 2005 at $145.5 million, an increase of $4.5 million or less than 4% since year-end 2004.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2006. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below estimates the theoretical range of the 2006 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality.

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

Allowance for loan and lease losses at December 31, 2006	$29,981
Assuming deterioration in credit quality:
Addition to provision	2,461
Resultant allowance for loan and lease losses	$32,442
Assuming improvement in credit quality:
Reduction in provision	(974)
Resultant allowance for loan and lease losses	$29,007

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

Net interest margin, expressed as a percentage of average earning assets, was 4.18% during 2006 compared to 4.04% for 2005. Heartland’s continued expansion into the Western states of New Mexico, Montana, Arizona and Colorado, where net interest margins tend to be higher than those earned in the Midwestern states, has been a contributing factor to the improvement of the net interest margin. During 2006, 40% of Heartland’s average earning assets were situated in the West compared to 37% during 2005. The tax equivalent interest rate paid on earning assets increased 95 basis points while the interest rate paid on interest bearing liabilities increased 93 basis points.

Net interest margin, expressed as a percentage of average earning assets, was 4.04% for 2005 compared to 3.91% for 2004. This improvement was also driven by the expansion out West, as 37% of Heartland’s average earning assets were situated in the West during 2005 compared to 30% during 2004. Growth in average noninterest bearing deposits was $51.9 million or 19%, primarily due to the deposit growth at New Mexico Bank &Trust. Also contributing to this improvement was management’s ability to lag increases in interest rates paid on the Bank Subsidiaries’ interest bearing deposit accounts as the federal funds increased throughout the year. The tax equivalent interest rate paid on earning assets increased 50 basis points while the interest rate paid on interest bearing liabilities increased 44 basis points.

Net interest income, on a tax-equivalent basis, increased $12.6 million or 13% during 2006 and $16.4 million or 20% during 2005. Fluctuations in net interest income between years is related to changes in the volume of average earning assets and interest bearing liabilities, combined with changes in average yields and rates of the corresponding assets and liabilities as demonstrated in the tables at the end of this section. The percentage of average loans to total average assets increased from 68% during 2004 to 69% during 2005 and 70% during 2006.

On a tax-equivalent basis, interest income was $196.1 million during 2006 compared to $156.7 million during 2005, an increase of $39.4 million or 25%. This increase was primarily caused by the increase in interest rates during the first six months of 2006. The national prime interest rate increased at 25 basis point increments throughout the first six months of the year going from 7.25% on January 1, 2006, to 8.25% on July 1, 2006. More than half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans, thus changes in the national prime rate have an impact on Heartland’s interest income more quickly than if the loan portfolio consisted of more fixed rate loans.

Interest income, on a tax-equivalent basis, was $156.7 million during 2005 compared to $124.2 million during 2004, an increase of $32.6 million or 26% during 2005. Rocky Mountain Bank’s portion of this interest income was $22.0 million in 2005 and $12.3 million during the seven months of operations under the Heartland umbrella during 2004. The increase in interest income resulted from the $341.5 million or 17% growth in earning assets, as well as the steady rises that have occurred in the prime interest rate since the first quarter of 2004. The national prime interest rate escalated 300 basis points during 2005, ending the year at 7.25%.

Interest expense for 2006 was $86.2 million compared to $59.5 million during 2005, an increase of $26.7 million or 45%. As rates moved upward during the first half of 2006 and continued at those levels during the remainder of the year, Heartland experienced some movement in deposit balances from lower yielding accounts into higher yielding money market and certificate of deposit accounts. The targeted federal funds rate increased in 25 basis point increments going from 4.25% at the beginning of the year to 5.25% on June 29, 2006, and remained at the 5.25% level for the remainder of the year. Approximately 68% of Heartland’s certificate of deposit accounts will mature within the next twelve months at a weighted average rate of 4.64%.

Interest expense during 2005 was $59.5 million compared to $43.3 million during 2004, an increase of $16.2 million or 37%. Rocky Mountain Bank’s portion of this interest expense was $6.7 million during 2005 and $3.4 million during 2004. The increases in interest expense in 2005 resulted from the growth in interest-bearing deposit accounts, as well as the rising rate environment. The federal funds rate began increasing on June 30, 2004, in 25 basis points increments, from its abnormally low rate of 1.00% 2.25% at year-end 2004. These 25 basis point incremental increases continued throughout all of 2005 to end the year at 4.25%. Rates on Heartland’s deposit accounts do not immediately reprice as a result of increases in the federal funds rate, but continual increases in the federal funds rate, as experienced during the last half of 2004 and throughout 2005, does place pressure on the rates paid on these products to maintain existing balances.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During 2007, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet will be delayed if rates continue to rise as a highly competitive environment is expected to place undue pressure on deposit costs. Eventually, in a rapidly rising interest rate environment, funding costs should stabilize while asset yields continue to improve. Alternatively, Heartland’s net interest income would likely decline in a falling rate environment. In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income, Heartland entered into a two-year floor transaction on a notional $100.0 million in July 2005, a five-year collar transaction on a notional $50.0 million in September 2005 and an additional three-year collar transaction on a notional $50.0 million in April 2006. Additionally, in August 2006, Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement is in the amount of $50.0 million bearing a variable interest rate that changes quarterly to the 3-month LIBOR rate plus 29.375 basis points. Embedded within this contract is an interest floor option that results when the 3-month LIBOR rate falls to 4.40% or lower. If that situation occurs, the rate paid will be decreased by two times the difference between the 3-month LIBOR rate and 4.40%. In no case will the rate paid fall below 0.00%. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was equivalent to the interest rate being paid on the repurchase agreement contract. Prior to implementation of these transactions, Heartland’s interest rate risk model suggested that a 200 basis point downward shift in rates over a two-year period would decrease Heartland’s net interest margin by 9%. Current modeling suggests that the same 200 basis point downward shift in interest rates would decrease Heartland’s net interest margin by 6%.

On February 5, 2007, Heartland entered into two interest rate cap transactions on a total notional amount of $45.0 million to reduce the potentially negative impact an upward rate environment would have on net interest income. These two-year contracts were acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.50% and were designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with two of its trust preferred capital securities. The cost of these derivative transactions was $90 thousand.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES [1]
For the years ended December 31, 2006, 2005, and 2004
(Dollars in thousands)
	2006			2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$419,625	$17,594	4.19%	$400,993	$13,896	3.47%	$373,727	$13,401	3.59%
Nontaxable [1]	131,149	8,843	6.74	121,227	8,481	7.00	98,195	7,037	7.17
Total securities	550,774	26,437	4.80	522,220	22,377	4.28	471,922	20,438	4.33
Interest bearing deposits	555	22	3.96	6,994	277	3.96	6,653	227	3.41
Federal funds sold	12,034	645	5.36	13,785	475	3.45	10,412	175	1.68
Loans and leases:
Commercial and commercial real estate [1]	1,432,003	109,814	7.67	1,236,324	81,411	6.58	1,039,055	61,090	5.88
Residential mortgage	230,043	15,050	6.54	233,717	14,223	6.09	196,267	11,643	5.93
Agricultural and agricultural real estate [1]	230,218	18,476	8.03	228,949	15,892	6.94	199,591	13,081	6.55
Consumer	188,468	18,743	9.94	178,142	15,718	8.82	150,842	12,324	8.17
Direct financing leases, net	13,913	839	6.03	14,250	790	5.54	13,713	819	5.97
Fees on loans	-	6,099	-	-	5,576	-	-	4,353	-
Less: allowance for loan and lease losses	(29,801)	-	-	(26,659)	-	-	(22,221)	-	-
Net loans and leases	2,064,844	169,021	8.19	1,864,723	133,610	7.17	1,577,247	103,310	6.55
Total earning assets	2,628,207	196,125	7.46	2,407,722	156,739	6.51	2,066,234	124,150	6.01
NONEARNING ASSETS
Total nonearning assets	301,495	-	-	300,774	-	-	266,885	-	-
TOTAL ASSETS	$2,929,702	$196,125	6.69%	$2,708,496	$156,739	5.79%	$2,333,119	$124,150	5.32%
INTEREST BEARING LIABILITIES
Interest bearing deposits:
Savings	$792,875	$19,167	2.42%	$754,086	$10,991	1.46%	$670,758	$5,890	0.88%
Time, $100,000 and over	225,874	9,498	4.20	201,377	6,505	3.23	152,787	3,957	2.59
Other time deposits	837,335	34,628	4.14	758,448	25,887	3.41	651,611	21,001	3.22
Short-term borrowings	226,943	9,866	4.35	201,142	5,373	2.67	167,665	2,414	1.44
Other borrowings	229,020	13,051	5.70	211,558	10,706	5.06	190,200	10,036	5.28
Total interest bearing liabilities	2,312,047	86,210	3.73	2,126,611	59,462	2.80	1,833,021	43,298	2.36
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	351,239	-		330,379	-		278,432	-
Accrued interest and other liabilities	71,292	-		70,470	-		63,753	-
Total noninterest bearing liabilities	422,531			400,849			342,185
STOCKHOLDERS’ EQUITY	195,124	-		181,036	-		157,913	-
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,929,702	$86,210	2.94%	$2,708,496	$59,462	2.20%	$2,333,119	$43,298	1.86%

Net interest income [1]		$109,915			$97,277			$80,852
Net interest income to total earning assets [1]			4.18%			4.04%			3.91%
Interest bearing liabilities to earning assets	87.97%			88.32%			88.71%

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2006 Compared to 2005			2005 Compared to 2004			2004 Compared to 2003
	Change Due to			Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$646	$3,052	$3,698	$978	$(483)	$495	$1,658	$2,643	$4,301
Tax-exempt	694	(332)	362	1,651	(207)	1,444	1,303	(345)	958
Interest bearing deposits	(255)	-	(255)	12	38	50	(19)	72	53
Federal funds sold	(60)	230	170	57	243	300	(247)	67	(180)
Loans and leases	14,339	21,072	35,411	18,830	11,470	30,300	24,099	(6,878)	17,221
TOTAL EARNING ASSETS	15,364	24,022	39,386	21,528	11,061	32,589	26,794	(4,441)	22,353

LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	565	7,611	8,176	732	4,369	5,101	1,251	(159)	1,092
Time, $100,000 and over	791	2,202	2,993	1,258	1,290	2,548	316	(79)	237
Other time deposits	2,693	6,048	8,741	3,443	1,443	4,886	4,522	(2,766)	1,756
Short-term borrowings	689	3,804	4,493	482	2,477	2,959	352	185	537
Other borrowings	884	1,461	2,345	1,127	(457)	670	3,035	(671)	2,364
TOTAL INTEREST BEARING LIABILITIES	5,622	21,126	26,748	7,042	9,122	16,164	9,476	(3,490)	5,986
NET INTEREST INCOME	$9,742	$2,896	$12,638	$14,486	$1,939	$16,425	$17,318	$(951)	$16,367

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. The provision for loan losses during 2006 was $3.9 million compared to $6.5 million in 2005, a decrease of $2.6 million or 41%. The positive resolution of a significant portion of our nonperforming and nonaccrual loans, along with a $1.2 million or 34% decline in net charge-offs during 2006 compared to 2005, contributed to the reduction in the provision for loan losses during 2006. The provision for loan losses was $6.5 million during 2005 compared to $4.8 million in 2004, an increase of $1.7 million or 35%. This increase resulted from the loan growth experienced along with the downgrading of a few large credits and higher than historical charge-offs at Citizens Finance Co. as a result of the change in bankruptcy laws.

NONINTEREST INCOME
(Dollars in thousands)

	For the years ended December 31,			% Change
	2006	2005	2004	2006/ 2005	2005/ 2004
Service charges and fees, net	$11,199	$9,323	$8,666	20	8
Loan servicing income	4,279	3,093	2,585	38	20
Trust fees	7,258	6,530	4,968	11	31
Brokerage and insurance commissions	1,871	1,401	1,857	34	(25)
Securities gains, net	553	198	1,861	179	(89)
Gain (loss) on trading account securities	141	(11)	54	1382	(120)
Impairment loss on equity securities	(76)	-	-	-	-
Gains on sale of loans	2,289	2,572	2,186	(11)	18
Valuation adjustment on mortgage servicing rights	-	39	92	(100)	(58)
Income on bank-owned life insurance	1,151	1,022	1,112	13	(8)
Other noninterest income	422	1,307	(176)	(68)	843
Total noninterest income	$29,087	$25,474	$23,205	14	10

The table shows Heartland’s noninterest income for the years indicated. Total noninterest income increased $3.6 million or 14% during 2006 and $2.3 million or 10% during 2005. The noninterest income categories contributing significantly to the improvement during 2006 were service charges and fees, loan servicing income and trust fees.  Recorded in other noninterest income during the third quarter of 2005 was the forgiveness of $500,000 in debt as Heartland fulfilled the job creation requirements of its Community Development Block Grant Loan Agreement with the City of Dubuque. Exclusive of this one-time income item, noninterest income increased $4.1 million or 16% during 2006. The noninterest income categories reflecting significant improvement during 2005 were service charges and fees, loan servicing income, trust fees and other noninterest income, while securities gains were significantly reduced. Rocky Mountain Bank recorded noninterest income of $2.5 million during 2005 and $1.5 million during its seven months of operations under the Heartland umbrella of community banks during 2004.

Service charges and fees increased $1.9 million or 20% during 2006 and $657 thousand or 8% during 2005. Rocky Mountain Bank recorded services charges and fees of $1.3 million during 2005 compared to $683 thousand during the seven months of 2004 of operations under the Heartland umbrella. During 2004, an overdraft privilege feature was added to our retail checking account product line. Early in 2006, this same feature was added to our business checking account product line. The expansion of this feature into the business product line, along with growth in the number of checking accounts, resulted in the increase of overdraft fees. Overdraft fees were $5.3 million during 2006 compared to $4.3 million during 2005 and $4.0 million during 2004. Also included in service charges and fees were the fees recorded at HTLF Capital Corp., which were $502 thousand during 2006 compared to $181 thousand during 2005 and $255 thousand during 2004. These fees were recorded when transactions closed and, as a result, could vary significantly from any one reporting period to the next. In June of 2006, the officers of HTLF Capital Corp. left employment with Heartland to join an investment bank. Subsequently, management decided to close the operations of this subsidiary.

Loan servicing income increased $1.2 million or 38% during 2006 and $508 thousand or 20% during 2005. Servicing fees on commercial loans totaled $2.5 million during 2006, $1.7 million during 2005 and $1.1 million during 2004.  Included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Heartland’s mortgage loan servicing portfolio grew from $575.2 million at December 31, 2004, to $582.7 million at December 31, 2005, and $602.7 million at December 31, 2006, generating mortgage loan servicing fees of $1.5 million for 2006 and 2005 and $1.4 million for 2004.

Trust fees increased $728 thousand or 11% during 2006 and $1.6 million or 31% during 2005. During the second quarter of 2006, the fee schedule for trust services was adjusted upward. Additionally, the market value of trust assets, upon which a large portion of trust fees are based, increased from $1.2 billion at year-end 2004 to $1.4 billion at year-end 2005 and $1.6 billion at year-end 2006. The growth in trust fees during 2005 was also attributable to the accounts acquired from the Wealth Management Group of Colonial Trust Company on August 31, 2004.

During 2006, brokerage and insurance commissions increased $470 thousand or 34% as a new sales representative was hired at Dubuque Bank and Trust Company and many of Heartland’s other Bank Subsidiaries began to promote brokerage and insurance services. Also contributing to the additional commissions during 2006 was Heartland’s change in the fall of 2005 to a different third party marketer of alternative investment products. This change to Independent Financial Marketing Group, Inc., IFMG, greatly enhanced the product offerings Heartland is able to provide its customers. Brokerage and insurance commissions declined $456 thousand or 25% during 2005 as Dubuque Bank and Trust Company experienced the loss of one sales representative and a reduction in the hours devoted to sales by another sales representative.

Securities gains were $553 thousand, $198 thousand and $1.9 million during 2006, 2005 and 2004, respectively. Nearly $1.0 million of the gains during 2004 were recorded during the first quarter due to the active management of our bond portfolio. As the yield curve steepened, agency securities nearing maturity were sold at a gain and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, the partial liquidation of the available for sale equity securities portfolio resulted in $542 thousand of securities gains during the first quarter of 2004. Management elected to liquidate a majority of this portfolio and redirect those funds to its expansion efforts.

The equity securities trading portfolio recorded gains of $141 thousand during 2006 compared to losses of $11 thousand during 2005 and gains of $54 thousand during 2004. The gains and losses recorded on this portfolio were generally reflective of the overall activity in the stock market.

Impairment losses on equity securities deemed to be other than temporary totaled $76 thousand during 2006. This loss was related to the decline in market value of one of the issues of common stock held in Heartland’s available for sale equity securities portfolio. As of December 31, 2006, the market value on this particular issue of common stock was $69 thousand.

Gains on sale of loans were $2.3 million during 2006, $2.6 million during 2005 and $2.2 million during 2004. During low rate environments, customers frequently elect to take fifteen- and thirty-year, fixed-rate mortgage loans, which Heartland usually elects to sell into the secondary market.

The total valuation adjustment on mortgage servicing rights resulted in net impairment recoveries of previously recorded impairment provision totaling $39 thousand during 2005 and $92 thousand during 2004. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter. At December 31, 2006 and December 31, 2005, there was no valuation allowance.

Total other noninterest income was $422 thousand during 2006 and $1.3 million during 2005. The forgiveness of $500 thousand in debt as Heartland fulfilled the job creation requirements of its Community Development Block Grant Loan Agreement with the City of Dubuque was recorded in other noninterest income in 2005. During 2004, Dubuque Bank and Trust Company acquired a 99.9% ownership interest in a limited liability company that owned certified historic structures for which historic rehabilitation tax credits applied. Amortization of the investment in this limited liability company was recorded in the amount of $978 thousand during 2004, which resulted in the net noninterest income of $176 thousand expense.

NONINTEREST EXPENSE
(Dollars in thousands)

	For the years ended December 31,			% Change
	2006	2005	2004	2006/ 2005	2005/ 2004
Salaries and employee benefits	$51,321	$45,247	$38,362	13	18
Occupancy	7,320	5,913	4,879	24	21
Furniture and equipment	6,763	6,199	5,290	9	17
Outside services	9,414	8,312	7,058	13	18
Advertising	4,293	3,240	2,631	33	23
Core deposit premium amortization	987	1,014	764	(3)	33
Other noninterest expenses	14,423	10,845	9,868	33	10
Total noninterest expense	$94,521	$80,770	$68,852	17	17
Efficiency ratio[1]	68.26%	65.91%	67.37%

[1] Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

The table shows Heartland’s noninterest expense for the years indicated. Noninterest expense increased $13.8 million or 17% in 2006 and $11.9 million or 17% in 2005. Contributing to the increases in these costs during both years were expenses associated with expansion efforts. Additionally, the $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006 was a factor in the increase in noninterest expense for 2006. Exclusive of the judgment, noninterest expense increased $11.4 million or 14% in comparison to 2005. Noninterest expense at Rocky Mountain Bank totaled $11.7 million during the twelve months of 2005 and $6.7 million during its seven months of operations under the Heartland umbrella in 2004 and also contributed to the increase in 2005.

Salaries and employee benefits, the largest component of noninterest expense, increased $6.1 million or 13% for 2006 and $6.9 million or 18% for 2005. This growth in salaries and employee benefits expense was primarily the result of additional staffing at Heartland’s operations center to provide support services to the growing number of Bank Subsidiaries, the addition of branches at New Mexico Bank & Trust and Arizona Bank & Trust, the acquisition of the Bank of the Southwest, and the formation of Summit Bank & Trust, which began operations in October 2005 as a loan production office under the Rocky Mountain Bank umbrella. At Rocky Mountain Bank, salaries and employee benefits totaled $5.8 million during 2005 and $3.5 million during its first seven months as a subsidiary of Heartland in 2004. Total full-time equivalent employees increased to 959 at year-end 2006 from 909 at year-end 2005 and 853 at year-end 2004. In addition to staffing increases at the holding company to provide support services to the growing number of Bank Subsidiaries, these increases were also attributable to the opening of the new locations previously mentioned.

Occupancy and furniture and equipment expense, in aggregate, increased $2.0 million or 16% during 2006 and $1.9 million or 19% during 2005. These increases were primarily the result of the expansion efforts. Rocky Mountain Bank recorded $1.9 million of occupancy and furniture and equipment expense during 2005 compared to $1.0 million during its first seven months as a subsidiary of Heartland in 2004.

Advertising expense, which includes public relations expense, increased $1.1 million or 33% during 2006 and $609 thousand or 23% during 2005. Rocky Mountain Bank recorded advertising expense of $524 thousand during 2005 and $232 thousand during its first seven months as a subsidiary of Heartland in 2004. Other increases in this category are partially the result of Heartland’s expansion efforts. Advertising expense during 2006 also increased as a result of a demand deposit acquisition program by a third party provider, which cost approximately $250 thousand each quarter. Management discontinued this program during the fourth quarter of 2006.

Other intangibles amortization increased $250 thousand or 33% during 2005, primarily as a result of the acquisition of Rocky Mountain Bank.

Other noninterest expenses increased $3.6 million or 33% during 2006 and $1.0 million or 10% during 2005. Exclusive of the $2.4 million judgment recorded during the first quarter of 2006, other noninterest expense increased $1.2 million or 11% during 2006. Remaining unamortized issuance cost on the $25.0 million 9.60% trust preferred securities redeemed on September 30, 2004, totaled $959 thousand and were fully expensed during the third quarter of 2004. Rocky Mountain Bank had other noninterest expenses of $1.4 million during 2005 and $671 thousand during the seven months of operations as a Heartland subsidiary in 2004. The remaining increases in other noninterest expenses during 2006 and 2005 were primarily a result of Heartland’s expansion efforts and included such items as supplies, telephone, software maintenance, software amortization, continuing education and other staff expense.

INCOME TAXES

Income tax expense from continuing operations during 2006 increased $2.1 million or 22% when compared to 2005, resulting in an effective tax rate of 32.4% for 2006 compared to 30.7% for 2005. The higher effective tax rate during 2006 was attributable to a reduction in the amount of tax-exempt interest income as a percentage of pre-tax income and a reduction in the amount of low-income housing credits. The tax-equivalent adjustment for tax-exempt interest income was $3.6 million during 2006 compared to $3.3 million during 2005. Tax-exempt interest income as a percentage of pre-tax income from continuing operations was 18.0% during 2006 compared to 19.3% during 2005. Income taxes recorded during 2005 included low-income housing tax credits totaling $412 thousand. During 2006, these credits decreased to $218 thousand for the year.

Income tax expense from continuing operations during 2005 increased $2.1 million or 28% when compared to 2004, resulting in an effective tax rate of 30.7% for 2005 compared to 28.0% for 2004. The lower effective rate during 2004 was the result of federal historic rehabilitation tax credits of $675 thousand and state historic rehabilitation tax credits of $843 thousand. No historic rehabilitation tax credits were earned by Heartland during 2005. Additionally, low-income housing credits totaled $412 thousand during 2005 compared to $485 thousand during 2004. The tax-equivalent adjustment for tax-exempt interest income was $3.3 million during 2005 compared to $2.8 million during 2004. Tax-exempt interest income as a percentage of pre-tax income from continuing operations was 19.3% of pre-tax income during 2005 compared to 18.5% during 2004. This increase in tax-exempt interest income partially mitigated the impact reduced tax credits had on income taxes recorded during 2005.

During 2006, income taxes from discontinued operations included a $282 thousand tax provision to reflect taxes associated with the disposition of goodwill and life insurance policies at ULTEA that had not been previously recorded, as these items were appropriately treated as permanent tax differences in prior periods.

FINANCIAL CONDITION
LENDING ACTIVITIES

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated.

LOAN PORTFOLIO
December 31, 2006, 2005, 2004, 2003 and 2002
(Dollars in thousands)
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and commercial real estate	$1,483,738	68.95%	$1,304,080	66.65%	$1,162,103	65.42%	$860,552	64.93%	$733,324	63.49%
Residential mortgage	225,343	10.47	219,671	11.23	212,842	11.98	148,376	11.19	133,435	11.55
Agricultural and agricultural real estate	233,748	10.86	230,357	11.77	217,860	12.27	166,182	12.54	155,383	13.45
Consumer	194,652	9.05	181,019	9.25	167,109	9.41	136,601	10.31	120,591	10.44
Lease financing, net	14,359	0.67	21,586	1.10	16,284	0.92	13,621	1.03	12,308	1.07
Gross loans and leases	2,151,840	100.00%	1,956,713	100.00%	1,776,198	100.00%	1,325,332	100.00%	1,155,041	100.00%
Unearned discount	(1,875)		(1,870)		(1,920)		(1,836)		(2,161)
Deferred loan fees	(2,120)		(1,777)		(1,324)		(947)		(811)
Total loans and leases	2,147,845		1,953,066		1,772,954		1,322,549		1,152,069
Allowance for loan and lease losses	(29,981)		(27,791)		(24,973)		(18,490)		(16,091)
Loans and leases, net	$2,117,864		$1,925,275		$1,747,981		$1,304,059		$1,135,978

The table below sets forth the remaining maturities by loan and lease category, including loans held for sale.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES [1]
As of December 31, 2006
(Dollars in thousands)
		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and commercial real estate	$638,151	$424,825	$269,877	$76,554	$102,696	$1,512,103
Residential mortgage	100,562	26,471	23,914	41,902	53,585	246,434
Agricultural and agricultural real estate	109,045	50,266	35,201	8,851	30,385	233,748
Consumer	38,911	63,495	12,455	18,222	62,494	195,577
Lease financing, net	4,538	9,139	-	682	-	14,359
Total	$891,207	$574,196	$341,447	$146,211	$249,160	$2,202,221

[1] Maturities based upon contractual dates

Heartland experienced growth in total loans and leases during both 2006 and 2005. This growth was $194.8 million or 10% in 2006 and $180.1 million or 10% in 2005. The May 15, 2006, acquisition of Bank of the Southwest by Arizona Bank & Trust accounted for $50.9 million or 26% of this growth in 2006. The Heartland subsidiary banks experiencing notable loan growth during 2006 were New Mexico Bank & Trust, Arizona Bank & Trust and Rocky Mountain Bank. During 2005, major contributors to the loan growth were Dubuque Bank and Trust Company, New Mexico Bank & Trust, Arizona Bank & Trust and Galena State Bank and Trust Company. During both years, all of the loan categories increased, with the commercial and commercial real estate loan category comprising $179.7 million or 92% of the total loan growth during 2006 and $142.0 million or 79% of the total loan growth during 2005.

Commercial and commercial real estate loans increased 14% during 2006 and 12% during 2005. Exclusive of the $21.0 million in commercial and commercial real estate loans acquired in the Bank of the Southwest acquisition, this loan category increased by $158.7 million or 12%.

Agricultural and agricultural real estate loans outstanding increased $3.4 million or 1% during 2006 and $12.5 million or 6% during 2005. During 2006, growth in this category occurred at Dubuque Bank and Trust Company and Wisconsin Community Bank while the New Mexico Bank & Trust office in Clovis, New Mexico experienced payoffs on a few large credits. Nearly all of the growth during 2005 occurred at Dubuque Bank and Trust Company.

Residential mortgage loans experienced an increase of $5.7 million or 3% during 2006 and $6.8 million or 3% during 2005. We do not anticipate continued growth in our residential mortgage loan portfolio, as many of the loans made, especially the 15- and 30-year fixed-rate mortgage loans, are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Consumer loans increased $13.6 million or 8% during 2006 and $13.9 million or 8% during 2005. During both years, a majority of the growth was in home equity lines of credit. During 2006, the Western banks of New Mexico Bank & Trust, Arizona Bank & Trust and Rocky Mountain Bank were most successful at growing this product line. During 2005, Arizona Bank & Trust, Wisconsin Community Bank and Rocky Mountain Bank were most successful at growing this product line. Also contributing to the growth in both years was Citizens Finance Co., which experienced an increase of $3.7 million or 11% during 2006 and $5.8 million or 21% during 2005. Citizens Finance Co.’s total loans comprised 19% of Heartland’s total consumer loan portfolio as of December 31, 2006 and 2005. Heartland has continued to pursue opportunities to expand its Citizens Finance Co. subsidiary, as evidenced by the December 2004 opening of an office in Crystal Lake, Illinois; May 2006 opening of an office in Tinley Park, Illinois; October 2006 opening of an office in Cedar Rapids, Iowa and the January 2007 opening of an office in Davenport, Iowa.

Loans held for sale increased $9.6 million or 24% during 2006 and $8.6 million or 27% during 2005. Activity in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market, made up a portion of the change during both years. The remainder of the growth in loans held for sale was commercial and commercial real estate loans at Wisconsin Community Bank that were structured to meet the USDA and SBA loan guaranty program requirements.

Although the risk of nonpayment for any reason exists with respect to all loans, specific risks are associated with each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower’s management and the impact of national and regional economic factors. Additionally, risks associated with commercial and agricultural real estate loans include fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those on residential real estate, are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. These risks are described in more detail in Item 1.A. “Risk Factors” of this Form 10-K. Heartland monitors its loan concentrations and does not believe it has excessive concentrations in any specific industry.

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

NONPERFORMING ASSETS
December 31, 2006, 2005, 2004, 2003 and 2002
(Dollars in thousands)

	2006	2005	2004	2003	2002
Nonaccrual loans and leases	$8,104	$14,877	$9,837	$5,092	$3,944
Loans and leases contractually past due 90 days or more	315	115	88	458	541
Total nonperforming loans and leases	8,419	14,992	9,925	5,550	4,485
Other real estate	1,575	1,586	425	599	452
Other repossessed assets	349	471	313	285	279
Total nonperforming assets	$10,343	$17,049	$10,663	$6,434	$5,216
Nonperforming loans and leases to total loans and leases	0.39%	0.77%	0.56%	0.42%	0.39%
Nonperforming assets to total loans and leases plus repossessed property	0.48%	0.87%	0.60%	0.48%	0.45%
Nonperforming assets to total assets	0.34%	0.60%	0.41%	0.32%	0.29%

Heartland regularly monitors and continues to develop systems to oversee the quality of its loan portfolio. Under Heartland’s internal loan review program, loan review officers are responsible for reviewing existing loans and leases, testing loan ratings assigned by loan officers, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Heartland banks.

An integral part of our loan review program is a loan rating system, under which a rating is assigned to each loan and lease within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history. This emphasis on quality is reflected in Heartland’s credit quality figures. Heartland’s nonperforming assets to total assets was 0.34% and 0.60% at December 31, 2006 and 2005, respectively. Peer data in the Bank Holding Company Performance Reports published by the Federal Reserve Board for bank holding companies with total assets of $1 to $3 billion reported nonperforming assets to total assets of 0.44% and 0.46% for September 30, 2006, and December 31, 2005, respectively.

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, were $8.4 million or 0.39% of total loans and leases at December 31, 2006, compared to $15.0 million or 0.77% of total loans and leases at December 31, 2005. The decrease in these loans was primarily attributable to the completion of workout plans on a few of the large credits, the majority of which were repaid and resulted in no charge-offs. Contributing to the increase during 2005 was a $3.4 million loan at Rocky Mountain Bank and two $1.2 million loans at New Mexico Bank & Trust. The increase during 2005 was not felt to be an indication of a trend developing and the resolution of those three credits during 2006 confirmed that fact. The nonperforming loan at Rocky Mountain Bank was not unexpected as it had been identified as a potential problem loan prior to completion of the acquisition in 2004. Because of the net realizable value of collateral, guarantees and other factors, anticipated losses on Heartland’s nonperforming loans are not expected to be significant and have been specifically provided for in the allowance for loan and lease losses. The allowance for loan and lease losses related to total nonperforming loans and leases was $301 thousand and $1.2 million at December 31, 2006 and 2005, respectively.

Other real estate owned increased from $425 thousand at December 31, 2004, to $1.6 million at December 31, 2005. This increase primarily resulted from the repossession of one property at New Mexico Bank & Trust. That property was sold during 2006 and an additional property at nearly the same value was repossessed at Dubuque Bank and Trust Company. A sale of this property is expected to occur during 2007.

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

The allowance for loan and lease losses increased by $2.2 million or 8% during 2006 and $2.8 million or 11% during 2005. The allowance for loan and lease losses at year-end 2006 was 1.40% of loans and 356% of nonperforming loans and leases compared to 1.42% of loans and 185% of nonperforming loans and leases at year-end 2005. A portion of the growth in the allowance for loan and lease losses occurred as a result of the expansion of the loan portfolio during both years, particularly in the more complex commercial loan category and in the new markets Heartland entered in which Heartland had little or no previous lending experience.

The amount of net charge-offs recorded by Heartland was $2.3 million during 2006 and $3.4 million during 2005. As a percentage of average loans and leases, net charge-offs were 0.11% during 2006 and 0.18% during 2005. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $1.2 million during both 2006 and 2005. Net losses as a percentage of average gross loans at Citizens was 3.61% for 2006 compared to 3.94% for 2005 and 3.44% for 2004. Loans with payments past due for more than thirty days at Citizens was 4.92% of gross loans at year-end 2006 compared to 5.32% of gross loans at year-end 2005 and 4.09% at year-end 2004. The change in bankruptcy laws in 2005 adversely impacted Citizens Finance Co. as more customers elected to declare bankruptcy prior to year-end 2005.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2006, 2005, 2004, 2003 and 2002
(Dollars in thousands)

	2006	2005	2004	2003	2002
Allowance at beginning of year	$27,791	$24,973	$18,490	$16,091	$14,660
Charge-offs:
Commercial and commercial real estate	1,494	2,203	1,736	499	795
Residential mortgage	227	75	104	108	38
Agricultural and agricultural real estate	148	160	78	6	279
Consumer	2,120	2,141	1,699	1,779	2,085
Lease financing	-	-	-	-	6
Total charge-offs	3,989	4,579	3,617	2,392	3,203
Recoveries:
Commercial and commercial real estate	1,031	544	345	112	836
Residential mortgage	95	1	35	2	8
Agricultural and agricultural real estate	62	141	188	29	177
Consumer	545	466	437	465	389
Lease financing	-	-	-	-	-
Total recoveries	1,733	1,152	1,005	608	1,410
Net charge-offs [1]	2,256	3,427	2,612	1,784	1,793
Provision for loan and lease losses from continuing operations	3,886	6,533	4,846	4,183	3,553
Provision for loan and lease losses from discontinued operations	(8)	31	-	-	(329)
Additions related to acquisitions	591	-	4,249	-	-
Reduction related to discontinued operations	(23)	-	-	-	-
Adjustment for transfer to other liabilities for unfunded commitments	-	(319)	-	-	-
Allowance at end of year	$29,981	$27,791	$24,973	$18,490	$16,091
Net charge-offs to average loans and leases	0.11%	0.18%	0.16%	0.14%	0.16%

[1]	Includes net charge-offs at Citizens Finance, Heartland’s consumer finance company, of $1,215 for 2006; $1,185 for 2005; $789 for 2004; $808 for 2003 and $1,182 for 2002.

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

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2006, 2005, 2004, 2003 and 2002
(Dollars in thousands)

	2006		2005		2004		2003		2002
	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases
Commercial and commercial real estate	$18,612	68.95%	$17,478	66.65%	$15,463	65.42%	$9,776	64.93%	$8,408	63.49%
Residential mortgage	1,688	10.47	1,593	11.23	1,357	11.98	1,224	11.19	1,328	11.55
Agricultural and agricultural real estate	2,075	10.86	2,526	11.77	2,857	12.27	2,926	12.54	2,239	13.45
Consumer	3,008	9.05	2,893	9.25	2,190	9.41	2,351	10.31	2,083	10.44
Lease financing	192	0.67	149	1.10	103	0.92	121	1.03	140	1.07
Unallocated	4,406		3,152		3,003		2,092		1,893
Total allowance for loan and lease losses	$29,981		$27,791		$24,973		$18,490		$16,091

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 20% and 19% of total assets at December 31, 2006 and 2005, respectively. Total available for sale securities as of December 31, 2006, were $614.0 million, an increase of $86.7 million or 16% from December 31, 2005. The majority of this increase was the result of the purchase of $55.0 million in agency securities in the third quarter of 2006 for the sole purpose of entering into the leveraged structured wholesale repurchase agreement discussed in the net interest income section of this report. As the yield curve flattened during 2005 and to provide protection in a downward interest rate environment, a portion of the securities portfolio was shifted into longer-term agency securities and higher-yielding and longer-term municipal securities.

Because the decline in market value on Heartland’s debt securities portfolio are attributable to changes in interest rates and not credit quality, and because Heartland has the ability to hold those investments until a recovery of fair value, which may be maturity, Heartland did not consider those investments to be other-than-temporarily impaired at December 31, 2006.

The tables below present the composition and maturities of the securities portfolio by major category. All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES PORTFOLIO COMPOSITION
December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006		2005		2004
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$296,823	48.23%	$234,021	44.38%	$219,670	39.74%
Mortgage-backed securities	134,057	21.78	130,334	24.73	164,580	29.78
Obligations of states and political subdivisions	137,203	22.29	132,958	25.21	123,624	22.36
Other securities	47,389	7.70	29,939	5.68	44,889	8.12
Total	$615,472	100.00%	$527,252	100.00%	$552,763	100.00%

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES
December 31, 2006
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$84,192	3.66%	$212,631	5.13%	$-	-%	$-	-%	$296,823	4.20%
Mortgage-backed securities	17,136	5.03	103,524	3.62	8,393	5.83	5,004	5.78	134,057	4.98
Obligations of states and political subdivisions [1]	5,793	6.21	27,046	5.71	64,808	6.20	38,034	7.22	135,681	6.39
Corporate debt securities	22,080	3.57	-	-	-	-	-	-	22,080	3.57
Total	$129,201	3.94%	$343,201	4.72%	$73,201	6.16%	$43,038	7.05%	$588,641	4.86%

[1]	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES
December 31, 2006
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions [1]	-	-	-	-	-	-	$1,522	8.33%	$1,522	8.33%
Total	$-	-	$-	-	$-	-	$1,522	8.33%	$1,522	8.33%

[1]	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

DEPOSITS AND BORROWED FUNDS

Total average deposits experienced an increase of $163.0 million or 8% during 2006 and $290.7 million or 17% during 2005. Exclusive of $27.8 million attributable to deposits at Bank of the Southwest, growth in average deposits during 2006 was $135.2 million or 7%. Exclusive of brokered deposits, total average deposits increased $165.0 million or 9% during 2006 and $245.9 million or 15% during 2005. All of the Bank Subsidiaries experienced growth in nonbrokered deposits during both years, except for First Community Bank and Galena State Bank and Trust Company, which experienced a decrease during 2005. The addition of new banking locations in both the West and Midwest have contributed to the growth in deposits, as well as, an increased focus on attracting new deposit customers in all of the markets served by the Bank Subsidiaries. Nearly 70% of the growth experienced during both years occurred at our banks located in the West. The percentage of total average deposits in the West was 29% during 2004, 36% during 2005 and 39% during 2006.

Average demand deposits increased $20.9 million or 6% during 2006, with the Bank of the Southwest acquisition responsible for $10.6 million of this increase. Even though the companywide deposit acquisition program initiated early in 2006 has not generated the results hoped for, the number of demand deposit accounts has grown, primarily as a result of a continued focus on growth in these deposits. Management will continue to focus efforts on growing demand deposit account balances with internally developed acquisition programs. We recently introduced a remote deposit capture service targeted at attracting business demand deposit accounts. This new desktop service converts checks to electronic images and transmits the images directly to the bank for deposit, thus providing our business customers with greater convenience and cost savings. During 2005, average demand deposits increased $51.9 million or 19%. The Rocky Mountain Bank acquisition was responsible for $23.5 million or 45% of that growth. The other major contributors to the growth in 2005 were New Mexico Bank & Trust and Arizona Bank & Trust. The percentage of average demand deposits in the West increased from 45% in 2004 to 54% in 2005 and 57% in 2006.

Average savings deposit balances increased by $38.8 million or 5% during 2006, with the Bank of the Southwest acquisition responsible for $10.9 million of this increase. The banks experiencing more significant growth in these deposits during 2006 were Arizona Bank & Trust, Galena State Bank and Trust Company and Wisconsin Community Bank. During 2005, average savings deposit balances increased by $83.3 million or 12% with significant growth occurring at Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust and Rocky Mountain Bank. The percentage of average savings deposits balances in the West increased from 29% in 2004 to 36% in 2005 and 39% in 2006.

Average time deposits increased $105.4 million or 13% during 2006 and $110.6 million or 15% during 2005. The Bank of the Southwest acquisition was responsible for $6.3 million of the growth in these deposits during 2006. As interest rates rose during 2005 and remained at those levels throughout most of 2006, many deposit customers shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively to retain existing deposit customers, as well as to attract new customers. During 2006, the majority of the growth in time deposits occurred at Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank and Arizona Bank & Trust. Exclusive of Arizona Bank & Trust, these same banks were the largest contributors to the growth in this deposit category during 2005. The percentage of average time deposits in the West increased from 22% in 2004 to 29% in 2005 and 32% in 2006.

Average brokered time deposits as a percentage of total average deposits was 6% during 2006 compared to 7% during 2005 and 5% during 2004. The reliance on brokered time deposits had increased during 2005 as loan growth outpaced core deposit growth.

The table below sets forth the distribution of Heartland’s average deposit account balances and the average interest rates paid on each category of deposits for the years indicated.

AVERAGE DEPOSITS
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)
	2006			2005			2004
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$351,239	15.91%	0.00%	$330,379	16.16%	0.00%	$278,432	15.88%	0.00%
Savings	792,875	35.92	2.42	754,086	36.89	1.46	670,758	38.25	0.88
Time deposits less than $100,000	705,266	31.96	4.09	624,391	30.54	3.40	562,385	32.07	3.25
Time deposits of $100,000 or more	225,874	10.23	4.20	201,377	9.85	3.23	152,787	8.71	2.59
Brokered deposits	132,069	5.98	4.37	134,057	6.56	3.46	89,226	5.09	3.04
Total deposits	$2,207,323	100.00%		$2,044,290	100.00%		$1,753,588	100.00%

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2006.

TIME DEPOSITS $100,000 AND OVER
(Dollars in thousands)
December 31, 2006
3 months or less	$47,366
Over 3 months through 6 months	62,545
Over 6 months through 12 months	63,388
Over 12 months	62,369
$235,668

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term FHLB advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At year-end 2006, short-term borrowings were $275.7 million compared to $255.6 million at year-end 2005.

All of the Bank Subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the individual bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. During 2006, these balances had increased $43.9 million or 24% from $182.0 million to $225.9 million, with a majority of this growth occurring at Dubuque Bank and Trust Company and New Mexico Bank & Trust. The activity at Dubuque Bank and Trust Company was the result of a few accounts that had purposefully accumulated balances for payout during the first quarter of 2007. The growth at New Mexico Bank & Trust resulted from the one large municipal account. Typically, the balances in this account increase during the last quarter of the year and then decline during the first quarter of the next year as tax proceeds are dispersed. During 2005, repurchase agreement balances had increased $12.5 million or 7%, primarily due to the large municipal account at New Mexico Bank & Trust.

Also included in short-term borrowings is the revolving credit line Heartland has with four unaffiliated banks. Under this unsecured revolving credit line, Heartland may borrow up to $75.0 million at any one time. This credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar sized lines currently in place at those subsidiaries. At December 31, 2006, a total of $35.0 million was outstanding on this credit line compared to $60.8 million at December 31, 2005. Additional borrowings were needed during 2005 to provide funding for the growth at Citizens Finance Co., the purchase of additional assets for operating leases at ULTEA and treasury stock purchases. As a result of the sale of ULTEA, the borrowings on this credit line was reduced by $25.0 million.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS
(Dollars in thousands)
	As of or for the years ended December 31,
	2006	2005	2004
Balance at end of period	$275,694	$255,623	$231,475
Maximum month-end amount outstanding	277,604	266,194	231,475
Average month-end amount outstanding	258,844	233,051	187,046
Weighted average interest rate at year-end	4.71%	3.68%	1.88%
Weighted average interest rate for the year	4.35%	2.67%	1.44%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $224.5 million at December 31, 2006, compared to $220.9 million at December 31, 2005. Other borrowings includes the $50.0 structured wholesale repurchase agreement entered into in August of 2006 and the balances outstanding on trust preferred capital securities issued by Heartland. On January 31, 2006, Heartland completed an offering of $20.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust V. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. The proceeds have been used as a permanent source of funding for Heartland’s nonbanking subsidiaries and for general corporate purposes, including future acquisitions. Interest is payable quarterly on April 7, July 7, October 7 and January 7 of each year. The debentures will mature and the trust preferred securities must be redeemed on January 31, 2036. Heartland has the option to shorten the maturity date to a date not earlier than January 31, 2011. For regulatory purposes, $1.6 million qualifies as Tier 1 capital and $18.4 million qualifies as Tier 2 capital.

A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2006, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/06	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/30	09/07/10
8,000	12/18/01	3.60% over Libor	8.96%	12/18/31	03/18/07
5,000	06/27/02	3.65% over Libor	9.02%	06/30/32	06/30/07
20,000	10/10/03	8.25%	8.25%	10/10/33	10/10/08
25,000	03/17/04	2.75% over Libor	8.11%	03/17/34	03/17/09
20,000	01/31/06	1.33% over Libor	6.70%	01/31/36	01/31/11
$83,000

Also in other borrowings are the Bank Subsidiaries’ borrowings from the FHLB. All of the Bank Subsidiaries own FHLB stock in either Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 2006, totaled $81.3 million, a decrease of $69.8 million or 46% from the December 31, 2005, FHLB borrowings of $151.0 million. As FHLB advances matured during the year, replacement advances were not needed as deposit growth outpaced loan growth for a good portion of the year. During 2005, these borrowings had increased $27.6 million or 22% over the December 31, 2004, total FHLB borrowings of $123.5 million. These advances were used to fund a portion of the fixed-rate commercial and residential loan growth experienced.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2006:

(Dollars in thousands)
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$1,117,277	$754,436	$338,410	$23,551	$880
Long-term debt obligations	224,523	9,801	75,408	29,887	109,427
Operating lease obligations	6,396	870	1,480	675	3,371
Purchase obligations	4,220	3,792	428	-	-
Other long-term liabilities	2,319	109	218	218	1,774
Total contractual obligations	$1,354,735	$769,008	$415,944	$54,331	$115,452

Other commitments:
Lines of credit	$651,339	$532,578	$77,761	$19,295	$21,705
Standby letters of credit	35,823	30,764	2,615	482	1,962
Total other commitments	$687,162	$563,342	$80,376	$19,777	$23,667

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 9.32% and 11.18%, respectively, on December 31, 2006, compared to 9.28% and 10.61%, respectively, on December 31, 2005, and 9.23% and 10.82%, respectively, on December 31, 2004. At December 31, 2006, Heartland’s leverage ratio, the ratio of Tier 1 capital to total average assets, was 7.74% compared to 7.66% and 7.26% at December 31, 2005 and 2004, respectively. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS [1]
(Dollars in thousands)
	December 31,
	2006		2005		2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$232,702	9.32%	$209,968	9.28%	$187,424	9.23%
Tier 1 capital minimum requirement	99,878	4.00%	90,514	4.00%	81,251	4.00%
Excess	$132,824	5.32%	$119,454	5.28%	$106,173	5.23%
Total capital	$279,112	11.18%	$240,152	10.61%	$219,839	10.82%
Total capital minimum requirement	199,757	8.00%	181,028	8.00%	162,503	8.00%
Excess	$79,355	3.18%	$59,124	2.61%	$57,336	2.82%
Total risk-adjusted assets	$2,496,960		$2,262,854		$2,031,286

[1]
Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%

LEVERAGE RATIOS [1]
(Dollars in thousands)
	December 31,
	2006		2005		2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$232,702	7.74%	$209,968	7.66%	$187,424	7.26%
Tier 1 capital minimum requirement [2]	120,255	4.00%	109,637	4.00%	103,164	4.00%
Excess	$112,447	3.74%	$100,331	3.66%	$84,260	3.26%
Average adjusted assets	$3,006,374		$2,740,922		$2,580,626

[1]	The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
[2]
Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 1.00%.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado with the intention to use this office as a springboard to opening a full-service state chartered bank in this market. All necessary regulatory approvals were received this fall and the bank began operations as Summit Bank & Trust on November 1, 2006. The capital structure of this new bank is very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through December 31, 2006, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition, Heartland’s ownership percentage had increased to 91%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors in 2008. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through December 31, 2006, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Expansion projects have been initiated with completion scheduled during 2007. New Mexico Bank & Trust began construction of its third location in Santa Fe with opening targeted for the first quarter of 2007. Plans are underway for an additional Arizona Bank & Trust site in Gilbert, Arizona for completion during the second quarter of 2007. Additionally, Rocky Mountain Bank is developing plans for a new location in Billings, Montana. Summit Bank & Trust hopes to open an additional location in the community of Thornton, Colorado sometime in the second quarter of 2007. Expansion in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States. Additionally, in the Midwest, we began construction on a branch location in Madison, Wisconsin under the Wisconsin Community Bank umbrella with completion targeted for the first quarter of 2007. Costs related to the construction of these facilities are anticipated to be approximately $13 million in the aggregate with $6 million already expended during 2006.

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

Net cash outflows from investing activities were $221.5 million during 2006 compared to $201.6 million during 2005 and $263.0 million during 2004. Included in those totals were net cash inflows of $36.5 million during 2006 and net cash outflows of $25.8 million and $14.9 million during 2005 and 2004, respectively, as a result of the activities at ULTEA, which was sold in December of 2006 and has been classified on the financial statements as discontinued operations during all the years presented. The proceeds from securities sales, paydowns and maturities was $106.6 million during 2006 compared to $156.2 million during 2005 and $208.5 million during 2004. Purchases of securities used cash of $184.5 million during 2006 while $139.8 million was used for securities purchases during 2005 and $265.2 million during 2004. A large portion of the change in 2006 was the purchase of $55.0 million in agency securities to facilitate the structured wholesale repurchase agreement entered into in August of 2006. The net increase in loans and leases was $153.7 million during 2006 compared to $175.8 million during 2005 and $173.1 million during 2004. Also contributing to the increase in cash outflows from investing activities during 2006 was the $15.0 million net cash and cash equivalents paid in the acquisition of Bank of the Southwest. As the yield curve steepened during the first quarter of 2004, agency securities nearing maturity were sold and replaced with a combination of like-term and longer-term agency securities that provided enhanced yields. Additionally, management purchased some longer-term municipal securities to take advantage of the unusually steep slope in the yield curve and the spread of the tax-equivalent yield on municipal securities over the yield on agency securities with the same maturities. During 2005, a portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth.

Financing activities provided cash of $159.6 million during 2006 compared to $174.0 million during 2005 and $225.0 million during 2004. Included in these totals was net cash used totaling $40.6 million during 2006 compared to net cash provided totaling $15.1 million and $182 thousand during 2005 and 2004, respectively, from the operations of ULTEA. During 2006, there was a net increase in deposit accounts of $149.0 million compared to $134.3 million during 2005 and $205.4 million during 2004. Like many banks, Heartland has had difficulty maintaining a consistent level of deposit growth from year to year as the competition for deposit balances grows. Activity in short-term borrowings provided cash of $54.2 million during 2006 compared to $5.6 million during 2005 and $28.5 million during 2004. Cash proceeds from other borrowings were $74.8 million during 2006 compared to $60.0 million during 2005 and $48.0 million during 2006. A portion of the change during 2006 was attributable to the $50.0 million wholesale repurchase agreement entered into in August of 2006. Repayments on other borrowings used cash of $69.9 million during 2006 compared to $31.9 million during 2005 and $48.6 million during 2004.

Total cash provided by operating activities was $30.1 million during 2006 compared to $34.9 million during 2005 and $39.9 million during 2004. Of these totals, the discontinued operations at ULTEA was responsible for $11.9 million, $12.7 million and $11.5 million during 2006, 2005 and 2004, respectively.

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

At December 31, 2006, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $75.0 million, of which $35.0 million had been borrowed. A portion of this line provides funding for the operations of Citizens. At December 31, 2006, the borrowings on this line for Citizens were $15.5 million. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2006, Heartland was in compliance with the covenants contained in the credit agreement.

The ability of Heartland to pay dividends to its stockholders is partially dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Additionally, as described above, Heartland’s revolving credit agreement requires our Bank Subsidiaries to remain well capitalized. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $42.7 million as of December 31, 2006, under the capital requirements to remain well capitalized.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the Bank Subsidiaries and, on a consolidated basis, by the Heartland board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and the Bank Subsidiaries. At least quarterly, a detailed review of Heartland’s and each of the Bank Subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although management has entered into derivative financial instruments to mitigate the exposure of Heartland’s net interest margin in a downward rate environment, it does not believe that Heartland’s primary market risk exposures and how those exposures were managed in 2006 have changed significantly when compared to 2005.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at year-end 2006 and 2005 provided the following results:

	2006		2005
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1:
Down 200 Basis Points	$101,323	(3.20)%	$93,756	(4.61)%
Base	$104,673		$98,289
Up 200 Basis Points	$103,443	(1.17)%	$98,783	0.50%

Year 2:
Down 200 Basis Points	$97,887	(6.48)%	$89,170	(9.28)%
Base	$106,617	1.86%	$101,958	3.73%
Up 200 Basis Points	$104,471	(0.19)%	$102,856	4.65%

Heartland’s use of derivative financial instruments in managing the risks associated with changes in interest rates will affect its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to its derivative instruments, which has been minimized by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 13 to the consolidated financial statements.

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

The table below summarizes the scheduled maturities of market risk sensitive assets and liabilities as of December 31, 2006.

HEARTLAND FINANCIAL USA, INC.
Quantitative and Qualitative Disclosures about Market Risk
Table of Market Risk Sensitive Instruments
December 31, 2006 (Dollars in thousands)
MATURING IN:	2007	2008	2009	2010	2011	Thereafter	TOTAL	Average Interest Rate	Estimated Fair Value
ASSETS
Fed funds sold and other short-term investments	$1,390	$-	$-	$-	$-	$-	$1,390	5.06%	$1,390
Trading	-	-	-	-	-	1,568	1,568	-	1,568
Securities available for sale	129,201	113,578	122,722	50,665	56,236	141,548	613,950	4.86	613,950
Securities held to maturity						1,522	1,522	8.33	1,513
Loans and leases(1):
Fixed rate loans	282,428	193,306	165,166	119,686	96,038	146,211	1,002,835	7.52	990,195
Variable rate loans	604,784	150,706	67,912	63,685	59,144	249,160	1,195,391	8.24	1,190,734
Loans and leases	887,212	344,012	233,078	183,371	155,182	395,371	2,198,226		2,180,929
Total Market Risk Sensitive Assets	$1,017,803	$457,590	$355,800	$234,036	$211,418	$540,009	$2,816,656		$2,799,350
LIABILITIES
Savings	$822,915	$-	$-	$-	$-	$-	$822,915	2.16%	$822,915
Time deposits:
Fixed rate time certificates less than $100,000	573,320	175,936	66,163	33,283	18,493	422	867,617	4.55	867,617
Variable rate time certificates less than $100,000	7,817	6,175	-	-	-	-	13,992	3.96	13,992
Time deposits less than $100,000	581,137	182,111	66,163	33,283	18,493	422	881,609		881,609
Time deposits of $100,000 or more	173,299	40,018	9,922	6,913	5,058	458	235,668	4.70	235,668
Federal funds purchases, securities sold under repurchase agreements and other short-term borrowings	275,694	-	-	-	-	-	275,694	4.71	275,694
Other borrowings:
Fixed rate borrowings	9,801	24,876	532	23,442	6,445	49,631	114,727	5.01	110,724
Variable rate borrowings	-	-	50,000	-	-	59,796	109,796	7.82	109,796
Other borrowings	9,801	24,876	50,532	23,442	6,445	109,427	224,523		220,520
Total Market Risk Sensitive Liabilities	$1,862,846	$247,005	$126,617	$63,638	$29,996	$110,307	$2,440,409		$2,436,406

(1) Includes loans held for sale

ITEM 8.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
		December 31,	December 31,
	Notes	2006	2005
ASSETS
Cash and due from banks	4	$47,753	$40,422
Federal funds sold and other short-term investments		1,390	40,599
Cash and cash equivalents		49,143	81,021
Securities:	5
Trading, at fair value		1,568	515
Available for sale, at fair value (cost of $612,440 for 2006 and $528,647 for 2005)		613,950	527,252
Held to maturity-at cost (fair value of $1,513 for 2006 and $0 for 2005)		1,522	-
Loans held for sale		50,381	40,745
Gross loans and leases:	6
Held to maturity		2,147,845	1,953,066
Allowance for loan and lease losses	7	(29,981)	(27,791)
Loans and leases, net		2,117,864	1,925,275
Assets under operating leases		-	40,644
Premises, furniture and equipment, net	8	108,567	92,769
Other real estate, net		1,575	1,586
Goodwill		39,817	35,398
Other intangible assets, net	9	9,010	9,159
Cash surrender value on life insurance		33,371	32,804
Other assets		31,474	31,164
TOTAL ASSETS		$3,058,242	$2,818,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:	10
Demand		$371,465	$352,707
Savings		822,915	754,360
Time		1,117,277	1,011,111
Total deposits		2,311,657	2,118,178
Short-term borrowings	11	275,694	255,623
Other borrowings	12	224,523	220,871
Accrued expenses and other liabilities		36,657	35,848
TOTAL LIABILITIES		2,848,531	2,630,520
STOCKHOLDERS’ EQUITY:	17, 18, 19
Preferred stock (par value $1 per share; authorized, 184,000 shares, none issued or outstanding)		-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares, none issued or outstanding)		-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares at December 31, 2006 and at December 31, 2005; issued 16,572,080 shares at December 31, 2006 and 16,547,482 at December 31, 2005)		16,572	16,547
Capital surplus		37,963	40,256
Retained earnings		154,308	135,112
Accumulated other comprehensive income (loss)		868	(1,011)
Treasury stock at cost (0 shares at December 31, 2006 and 157,067 shares at December 31, 2005, respectively)		-	(3,092)
TOTAL STOCKHOLDERS’ EQUITY		209,711	187,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,058,242	$2,818,332

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans and leases	6	$168,496	$133,244	$103,018
Interest on securities:
Taxable		17,593	13,896	13,400
Nontaxable		5,783	5,512	4,574
Interest on federal funds sold		645	475	175
Interest on interest bearing deposits in other financial institutions		22	277	227
TOTAL INTEREST INCOME		192,539	153,404	121,394
INTEREST EXPENSE:
Interest on deposits	10	63,293	43,383	30,848
Interest on short-term borrowings	11	9,866	5,373	2,414
Interest on other borrowings	12	13,051	10,706	10,036
TOTAL INTEREST EXPENSE		86,210	59,462	43,298
NET INTEREST INCOME		106,329	93,942	78,096
Provision for loan and lease losses	7	3,886	6,533	4,846
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		102,443	87,409	73,250
NONINTEREST INCOME:
Service charges and fees, net		11,199	9,323	8,666
Loan servicing income		4,279	3,093	2,585
Trust fees		7,258	6,530	4,968
Brokerage and insurance commissions		1,871	1,401	1,857
Securities gains, net		553	198	1,861
Gain (loss) on trading account securities		141	(11)	54
Impairment loss on equity securities		(76)	-	-
Gains on sale of loans		2,289	2,572	2,186
Valuation adjustment on mortgage servicing rights		-	39	92
Income on bank-owned life insurance		1,151	1,022	1,112
Other noninterest income		422	1,307	(176)
TOTAL NONINTEREST INCOME		29,087	25,474	23,205
NONINTEREST EXPENSES:
Salaries and employee benefits	15	51,321	45,247	38,362
Occupancy	16	7,320	5,913	4,879
Furniture and equipment	8	6,763	6,199	5,290
Outside services		9,414	8,312	7,058
Advertising		4,293	3,240	2,631
Intangible assets amortization	9	987	1,014	764
Other noninterest expenses		14,423	10,845	9,868
TOTAL NONINTEREST EXPENSES		94,521	80,770	68,852
INCOME BEFORE INCOME TAXES		37,009	32,113	27,603
Income taxes	14	11,989	9,859	7,718
INCOME FROM CONTINUING OPERATIONS		25,020	22,254	19,885
Discontinued operations:	3
Income from operation of discontinued subsidiary		602	763	585
Income taxes		520	291	218
INCOME FROM DISCONTINUED OPERATIONS		82	472	367
NET INCOME		$25,102	$22,726	$20,252
EARNINGS PER COMMON SHARE - BASIC		$1.52	$1.38	$1.28
EARNINGS PER COMMON SHARE - DILUTED		$1.50	$1.36	$1.26
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS-BASIC		$1.52	$1.36	$1.25
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS-DILUTED		$1.50	$1.33	$1.24
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.36	$0.33	$0.32
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)		For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$25,102	$22,726	$20,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,283	7,311	5,894
Provision for loan and lease losses	3,886	6,533	4,846
Provision for deferred taxes	(7,895)	(327)	(781)
Net amortization of premium on securities	868	2,950	3,211
Securities gains, net	(553)	(198)	(1,861)
(Increase) decrease in trading account securities	(1,053)	6	552
Loss on impairment of equity securities	76	-	-
Stock based compensation	925	-	-
Loans originated for sale	(311,068)	(273,750)	(243,992)
Proceeds on sales of loans	303,721	267,738	239,695
Net gain on sales of loans	(2,289)	(2,572)	(2,186)
Increase in accrued interest receivable	(5,245)	(2,507)	(716)
Increase in accrued interest payable	3,730	1,474	1,172
Other, net	(320)	(7,176)	2,369
Net cash provided by operating activities from continuing operations	18,168	22,208	28,455
Net cash provided by operating activities from discontinued operations	11,884	12,740	11,468
Net cash provided by operating activities	30,052	34,948	39,923
Cash Flows From Investing Activities:
Proceeds on maturities of time deposits	-	1,178	-
Proceeds from the sale of securities available for sale	22,498	25,662	116,069
Proceeds from the maturity of and principal paydowns on securities available for sale	84,055	130,524	92,399
Purchase of securities available for sale	(182,954)	(139,797)	(265,197)
Purchase of securities held to maturity	(1,522)	-	-
Net increase in loans and leases	(153,736)	(175,800)	(173,103)
Capital expenditures	(22,624)	(19,726)	(18,883)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	(15,015)	-	2,174
Net cash and cash equivalents received from sale of discontinued operation	9,194	-	-
Net cash and cash equivalents paid in acquisition of trust assets	-	-	(2,125)
Proceeds on sale of OREO and other repossessed assets	2,060	2,141	570
Net cash used by investing activities from continuing operations	(258,044)	(175,818)	(248,096)
Net cash provided (used) by discontinued operations	36,525	(25,825)	(14,912)
Net cash used by investing activities	(221,519)	(201,643)	(263,008)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	52,914	33,183	110,840
Net increase in time deposit accounts	96,112	101,149	94,521
Net increase in short-term borrowings	54,164	5,648	28,522
Proceeds from other borrowings	74,827	59,974	47,993
Repayments of other borrowings	(69,945)	(31,931)	(48,617)
Purchase of treasury stock	(4,022)	(5,784)	(5,254)
Proceeds from issuance of common stock	1,516	2,007	1,814
Excess tax benefits on exercised stock options	559	-	-
Dividends paid	(5,906)	(5,414)	(5,036)
Net cash provided by financing activities from continuing operations	200,219	158,832	224,783
Net cash provided (used) by financing activities from discontinued operations	(40,630)	15,135	182
Net cash provided by financing activities	159,589	173,967	224,965
Net increase (decrease) in cash and cash equivalents	(31,878)	7,272	1,880
Cash and cash equivalents at beginning of year	81,021	73,749	71,869
CASH AND CASH EQUIVALENTS AT END OF YEAR	$49,143	$81,021	$73,749
Supplemental disclosure:
Cash paid for income/franchise taxes	$10,921	$11,298	$2,263
Cash paid for interest	$82,480	$59,661	$40,336
Acquisitions:
Net assets acquired	$13,061	$--	$19,961
Cash paid for purchase of stock	$18,081	$-	$10,416
Cash acquired	$3,066	$-	$12,590
Net cash received (paid) for acquisition	$(15,015)	$-	$2,174
Common stock issued for acquisition	$-	$-	$24,082
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2004	$15,262	$20,065	$102,584	$4,794	$(1,782)	$140,923
Net Income			20,252			20,252
Unrealized gain (loss) on securities available for sale				(2,035)		(2,035)
Reclassification adjustment for net security gains realized in net income				(1,861)		(1,861)
Unrealized gain (loss) on derivatives arising during the period net of realized losses of $773				853		853
Income taxes				1,138		1,138
Comprehensive income						18,347
Cash dividends declared:
Common, $.32 per share			(5,036)			(5,036)
Purchase of 290,994 shares of common stock					(5,254)	(5,254)
Issuance of 1,568,549 shares of common stock	1,285	20,381			5,136	26,802
Balance at December 31, 2004	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net Income			22,726			22,726
Unrealized gain (loss) on securities available for sale				(6,374)		(6,374)
Unrealized gain (loss) on derivatives arising during the period net of realized losses of $289				337		337
Reclassification adjustment for net security gains realized in net income				(198)		(198)
Income taxes				2,335		2,335
Comprehensive income						18,826
Cash dividends declared:
Common, $.33 per share			(5,414)			(5,414)
Purchase of 290,651 shares of common stock					(5,784)	(5,784)
Issuance of 240,009 shares of common stock		(683)			4,592	3,909
Commitments to issue common stock		493				493
Balance at December 31, 2005	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812
Net Income			25,102			25,102
Unrealized gain (loss) on securities available for sale				3,382		3,382
Unrealized gain (loss) on derivatives arising during the period, net of realized losses of $118				104		104
Reclassification adjustment for net security gains realized in net income				(477)		(477)
Income taxes				(1,130)		(1,130)
Comprehensive income						26,981
Cash dividends declared:
Common, $.36 per share			(5,906)			(5,906)
Purchase of 166,259 shares of common stock					(4,022)	(4,022)
Issuance of 347,924 shares of common stock	25	(3,218)			7,114	3,921
Commitments to issue common stock		925				925
Balance at December 31, 2006	$16,572	$37,963	$154,308	$868	$-	$209,711
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices serving communities in and around Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona; Flathead, Gallatin, Jefferson, Powder River, Ravalli, Sanders, Sheridan and Yellowstone Counties in Montana; and Broomfield County in Colorado. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank and Trust Company; First Community Bank; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Acquisition Corporation, the one-bank holding company which owns Summit Bank & Trust; Citizens Finance Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial Capital Trust II; Heartland Financial Statutory Trust II; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; and Rocky Mountain Statutory Trust I. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was a 91% owner on December 31, 2006 and Summit Acquisition Corporation, of which Heartland was an 81% owner on December 31, 2006. Summit Acquisition Corporation owned 99% of Summit Bank & Trust as of December 31, 2006. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest in the majority-owned subsidiaries is immaterial and included in other liabilities on the consolidated balance sheets and in other noninterest income on the consolidated statements of income. Heartland’s fleet leasing subsidiary ULTEA, Inc. was sold in 2006, and the consolidated statements of income include the results of ULTEA, Inc. as discontinued operations for all periods presented. The operations of HTLF Capital Corp., Heartland’s investment banking firm specializing in municipal financing, were closed in the third quarter of 2006.

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

Heartland and its subsidiaries operate primarily in one segment, banking, which constitutes most of its consolidated results of operations and assets. Accordingly, the results of operations and assets for separate business segments are not presented.

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

Securities Held to Maturity - Securities which Heartland has the ability and positive intent to hold to maturity are classified as held to maturity. Such securities are stated at amortized cost, adjusted for premiums and discounts that are amortized/accreted using the interest method over the period from the purchase date to the maturity date of the related security. Unrealized losses determined to be other than temporary are charged to operations.

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

Loans Held for Sale - Loans held for sale are stated at the lower of cost or market on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain or loss on sales of loans upon sale of the loan.

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated financial statements. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2006 and 2005, Heartland was servicing loans for others with aggregate unpaid principal balances of $602.7 million and $582.7 million, respectively.

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

Assets under Operating Leases - Assets under operating leases, generally automobiles, were provided through ULTEA, Inc. These assets were stated at cost less accumulated depreciation. The provision for depreciation of assets under operating leases was recorded on a straight-line basis over the life of the lease taking into account the estimated residual value. These leases were cancelable any time after the first twelve months. Rental income on these operating leases was recognized on a straight-line basis with a reset every twelve months. At December 31, 2005, gross balances of assets under operating leases were $61.9 million and accumulated depreciation on these assets was $21.3 million. Additional information about the discontinued operations of ULTEA, Inc. is included in footnote three.

Intangible Assets - Intangible assets consist of goodwill, core deposit premiums, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. No impairment was recorded for the years ended December 31, 2006, 2005 or 2004.

Core deposit premiums are amortized over eight to ten years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are capitalized. The values of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. No valuation allowance was required as of December 31, 2006 and 2005.

Bank-Owned Life Insurance - Heartland and its subsidiaries have purchased life insurance policies on the life of certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded as noninterest income.

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

Derivative Financial Instruments - Heartland uses derivative financial instruments as part of its interest rate risk management including interest rate swaps, caps, floors and collars. Heartland records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivatives used to hedge the exposure to variability in expected future cash flows can be designated as cash flow hedges provided that certain documentation requirements are met at the inception of the hedge, and that the derivative financial instrument is highly effective in offsetting cash flows with the hedged item.

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

Heartland had no fair value hedging relationships at December 31, 2006 or 2005. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the income statement through noninterest income.

Heartland does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage Heartland’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of Statement 133.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 are shown in the table below:

(Dollars and number of shares in thousands)
	2006	2005	2004
Income from continuing operations	$25,020	$22,254	$19,885
Discontinued operations
Income from operations of discontinued subsidiary	602	763	585
Income taxes	520	291	218
Income from discontinued operations	82	472	367
Net income	$25,102	$22,726	$20,252
Weighted average common shares outstanding for basic earnings per share [1]	16,508	16,415	15,869
Assumed incremental common shares issued upon exercise of stock options [1]	227	287	216
Weighted average common shares for diluted earnings per share [1]	16,735	16,702	16,085
Earnings per common share-basic	$1.52	$1.38	$1.28
Earnings per common share-diluted	1.50	1.36	1.26
Earnings per share from continuing operations-basic	1.52	1.36	1.25
Earnings per share from continuing operations-diluted	1.50	1.33	1.24

[1]	In thousands.

Stock-Based Compensation - Effective January 1, 2006, Heartland adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payment, using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense is based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on Heartland’s consolidated financial statements for the year ending December 31, 2006, was a reduction in net income of $351 thousand or diluted earnings per share of $0.02. Additional information is provided in footnote 17.

Prior to January 1, 2006, Heartland applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost for its stock options was recognized in the financial statements prior to 2006. Had Heartland determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, Heartland’s net income would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except earnings per share data)
	2005	2004
Net income as reported	$22,726	$20,252
Additional compensation expense	210	200
Pro forma	$22,516	$20,052
Earnings per share-basic as reported	$1.38	$1.28
Pro forma	1.37	1.26
Earnings per share-diluted as reported	1.36	1.26
Pro forma	1.35	1.25

Pro forma net income only reflects options granted in the years from 1996 through 2005. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options’ vesting period, and compensation cost for options granted prior to January 1, 1996, was not considered.

Effect of New Financial Accounting Standards - In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”), replacing APB Opinion No. 20, Accounting for Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and correction of errors. APB Opinion No. 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. FAS 154 is effective for fiscal years beginning after December 15, 2005. Heartland’s adoption of FAS 154 on January 1, 2006, did not have a material effect on the consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), an amendment to Statement of Financial Accounting Standards No. 133 and 140. FAS 155 provides the framework for fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Heartland adopted the provisions of FAS 155 on January 1, 2007, and the adoption did not have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“FAS 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 140”), Accounting for Transfers and Extinguishments of Liabilities. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entity to elect either the fair value measurement method with changes in fair value reflected in earnings or the amortization method as defined in FAS 140 for subsequent measurements. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Heartland adopted FAS 156 on January 1, 2007, and the adoption of this statement did not have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. Heartland adopted FIN 48 on January 1, 2007, and the adoption did not have a material impact on its consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that, after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued after November 15, 2006. The adoption of SAB 108 did not have an impact on its consolidated financial statements.

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

Reclassifications - Certain reclassifications have been made to prior periods’ consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements.

TWO
ACQUISITIONS

Heartland regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On January 12, 2006, Heartland announced the signing of a definitive agreement to acquire Bank of the Southwest, a financial institution with offices in Phoenix and Tempe, Arizona. On May 15, 2006, Heartland’s acquisition of Bank of the Southwest was completed. Immediately upon completion, the acquired entity became a part of Arizona Bank & Trust, Heartland’s de novo bank chartered in 2003. As of the acquisition date, total assets at Bank of the Southwest were $63.2 million, total loans were $52.4 million and total deposits were $44.4 million. The purchase price was $18.1 million, all in cash. The resultant acquired core deposit intangible of $540 thousand, as determined by an independent third party consultant, is being amortized over a period of eight years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $5.1 million was recorded as goodwill. The results of operations of Bank of the Southwest are included in the consolidated financial statements from the date of acquisition. As a result of the Bank of the Southwest acquisition, Heartland’s ownership percentage in Arizona Bank & Trust increased from 86% to 91%. Additional information on Heartland’s required repurchase of the Arizona Bank & Trust stock held by minority shareholders is included in footnote 12.

In April of 2006, Heartland entered into an agreement with a group of Colorado business leaders to establish a new bank in Broomfield, Colorado. Summit Bank & Trust opened on November 1, 2006, and Heartland funded its $12.0 million initial investment through use of its revolving credit line. Additional information on Heartland’s required repurchase of the Summit Bank & Trust stock held by minority shareholders is included in footnote 12.

THREE
DISCONTINUED OPERATIONS

On October 24, 2006, Heartland announced its intention to sell its fleet leasing subsidiary, ULTEA, Inc., to ALD International Group Holdings GmbH, a wholly owned subsidiary of Société Générale Group, in order to focus efforts on its core banking and consumer finance businesses. On December 22, 2006, Heartland completed the sale transaction. Total assets of ULTEA at closing were $50.3 million. Under the terms of the agreement, Heartland received proceeds of $9.2 million and assumed the deferred tax liability of $5.4 million related to ULTEA. Heartland recorded a pre-tax gain of $20 thousand that is included in the line item “income from discontinued operations” on the consolidated statements of income. ULTEA’s results of operations for all prior periods presented are also reflected in this line item.

FOUR
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2006 and 2005 were $5.2 and $5.5 million, respectively.

FIVE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2006 and 2005 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006
Securities available for sale:
U.S. government corporations and agencies	$299,671	$1,010	$(3,858)	$296,823
Mortgage-backed securities	135,008	551	(1,502)	134,057
Obligations of states and political subdivisions	130,671	5,247	(237)	135,681
Corporate debt securities	22,076	4	-	22,080
Total debt securities	587,426	6,812	(5,597)	588,641
Equity securities	25,014	402	(107)	25,309
Total	$612,440	$7,214	$(5,704)	$613,950

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005
Securities available for sale:
U.S. government corporations and agencies	$239,486	$-	$(5,465)	$234,021
Mortgage-backed securities	131,809	134	(1,609)	130,334
Obligations of states and political subdivisions	127,576	5,784	(402)	132,958
Corporate debt securities	2,159	-	(27)	2,132
Total debt securities	501,030	5,918	(7,503)	499,445
Equity securities	27,617	371	(181)	27,807
Total	$528,647	$6,289	$(7,684)	$527,252

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2006 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006
Securities held to maturity:
Obligations of states and political subdivisions	$1,522	$4	$(13)	$1,513
Total	$1,522	$4	$(13)	$1,513

All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2006 and 2005, were shares of stock in the Federal Home Loan Banks of Des Moines, Chicago, Dallas, San Francisco and Seattle at an amortized cost of $12.3 million and $17.2 million, respectively. There were no unrealized gains or losses recorded on these securities as they are not readily marketable.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2006, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$130,180	$129,201
Due in 1 to 5 years	345,895	343,200
Due in 5 to 10 years	71,399	73,201
Due after 10 years	39,952	43,039
Total	$587,426	$588,641

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2006, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities held to maturity:
Due after 10 years	$1,522	$1,513
Total	$1,522	$1,513

As of December 31, 2006, securities with a fair value of $419.9 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities for the years ended December 31, 2006, 2005 and 2004, are summarized as follows:

(Dollars in thousands)
	2006	2005	2004
Securities sold:
Proceeds from sales	$22,498	$25,662	$116,069
Gross security gains	697	376	2,115
Gross security losses	144	178	254

During the years ended December 31, 2006, 2005 and 2004, Heartland incurred other than temporary impairment losses of $76, $0 and $0 thousand, respectively, on equity securities available for sale.

The following tables summarize the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2006 and 2005. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2006 and 2005, respectively. The unrealized losses in the debt security portfolio are the result of changes in interest rates and are not related to credit downgrades of the securities. Therefore, Heartland has deemed the impairment as temporary.

Unrealized Losses on Securities Available for Sale

December 31, 2006

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$14,866	$(39)	$197,192	$(3,819)	$212,058	$(3,858)
Mortgage-backed securities	20,525	(225)	71,029	(1,277)	91,554	(1,502)
Obligations of states and political subdivisions	5,431	(57)	18,117	(180)	23,548	(237)
Total debt securities	40,822	(321)	286,338	(5,276)	327,160	(5,597)
Equity securities	732	(26)	2,776	(81)	3,508	(107)
Total temporarily impaired securities	$41,554	$(347)	$289,114	$(5,357)	$330,668	$(5,704)

Unrealized Losses on Securities Available for Sale

December 31, 2005

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$234,021	$(5,465)	$-	$-	$234,021	$(5,465)
Mortgage-backed securities	114,122	(1,609)	-	-	114,122	(1,609)
Obligations of states and political subdivisions	32,311	(402)	-	-	32,311	(402)
Other debt securities	2,132	(27)	-	-	2,132	(27)
Total debt securities	382,586	(7,503)	-	-	382,586	(7,503)
Equity securities	5,032	(181)	-	-	5,032	(181)
Total temporarily impaired securities	$387,618	$(7,684)	$-	$-	$387,618	$(7,684)

SIX
LOANS AND LEASES

Loans and leases as of December 31, 2006 and 2005, were as follows:

(Dollars in thousands)
	2006	2005
Commercial and commercial real estate	$1,483,738	$1,304,080
Residential mortgage	225,343	219,671
Agricultural and agricultural real estate	233,748	230,357
Consumer	194,652	181,019
Loans, gross	2,137,481	1,935,127
Unearned discount	(1,875)	(1,870)
Deferred loan fees	(2,120)	(1,777)
Loans, net	2,133,486	1,931,480
Direct financing leases:
Gross rents receivable	12,268	20,418
Estimated residual value	3,770	3,996
Unearned income	(1,679)	(2,828)
Direct financing leases, net	14,359	21,586
Allowance for loan and lease losses	(29,981)	(27,791)
Loans and leases, net	$2,117,864	$1,925,275

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2006, were as follows: $5.3 million for 2007, $4.6 million for 2008, $3.0 million for 2009, $1.9 million for 2010, $644 thousand for 2011 and $494 thousand thereafter.

Nearly 58% of the loan portfolio is concentrated in the Midwest States of Iowa, Illinois and Wisconsin. The remaining portion of the loan portfolio is concentrated in the Western States of New Mexico, Arizona, Montana and Colorado.

Loans and leases on a nonaccrual status amounted to $8.1 million and $14.9 million at December 31, 2006 and 2005, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $301 thousand and $1.2 million, respectively. The average balances of nonaccrual loans for the years ended December 31, 2006, 2005 and 2004 were $12.6 million, $13.8 million and $7.3 million, respectively. For the years ended December 31, 2006, 2005 and 2004, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $592 thousand, $1.1 million and $485 thousand, respectively, and interest income actually recorded amounted to approximately $225 thousand, $68 thousand and $88 thousand, respectively.

There were no loans and leases on a restructured status at December 31, 2006 and 2005.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the years ended December 31, 2006 and 2005, were as follows:

(Dollars in thousands)
	2006	2005
Balance at beginning of year	$28,379	$35,467
Advances	43,938	11,936
Repayments	(21,299)	(19,024)
Balance, end of year	$51,018	$28,379

SEVEN
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2006, 2005 and 2004, were as follows:

(Dollars in thousands)
	2006	2005	2004
Balance at beginning of year	$27,791	$24,973	$18,490
Provision for loan and lease losses from continuing operations	3,886	6,533	4,846
Provision for loan and lease losses from discontinued operations	(8)	31	-
Recoveries on loans and leases previously charged off	1,733	1,152	1,005
Loans and leases charged off	(3,989)	(4,579)	(3,617)
Adjustment for transfer to other liabilities for unfunded commitments	-	(319)	-
Additions related to acquired bank	591	-	4,249
Reduction related to sale of discontinued operation	(23)	-	-
Balance at end of year	$29,981	$27,791	$24,973

EIGHT
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2006 and 2005, were as follows:

(Dollars in thousands)
	2006	2005
Land and land improvements	$22,782	$20,059
Buildings and building improvements	82,455	70,773
Furniture and equipment	38,481	36,812
Total	143,718	127,644
Less accumulated depreciation	(35,151)	(34,875)
Premises, furniture and equipment, net	$108,567	$92,769

Depreciation expense on premises, furniture and equipment was $6.5 million, $5.8 million and $4.8 million for 2006, 2005, and 2004, respectively.

NINE
INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2006 and 2005, are presented in the tables below.

(Dollars in thousands)
	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangibles	$9,757	$5,095	$9,217	$4,163
Mortgage servicing rights	5,546	1,986	4,685	1,422
Customer relationship intangible	917	129	917	75
Total	$16,220	$7,210	$14,819	$5,660
Unamortized intangible assets		$9,010		$9,159

The following table shows the estimated future amortization expense related to intangible assets:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ended:
2007	$906	$1,179	$53	$2,138
2008	886	680	51	1,617
2009	787	567	50	1,404
2010	505	454	49	1,008
2011	489	340	47	876
Thereafter	1,089	340	538	1,967

The following table summarizes the changes in capitalized mortgage servicing rights:

(Dollars in thousands)
	2006	2005
Balance, beginning of year	$3,263	$3,252
Originations	1,309	956
Amortization	(1,012)	(984)
Valuation adjustment	-	39
Balance, end of year	$3,560	$3,263

Mortgage loans serviced for others were $602.7 million and $582.7 million as of December 31, 2006 and 2005, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $2.9 million and $2.6 million as of December 31, 2006 and 2005, respectively. The fair value of Heartland’s mortgage servicing rights was estimated at $6.0 million and $5.9 million at December 31, 2006 and 2005, respectively.

TEN
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2006 and 2005 were $235.7 million and $217.7 million, respectively. At December 31, 2006, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)

2007	$754,436
2008	222,129
2009	76,085
2010	40,196
2011	23,551
Thereafter	880
$1,117,277

Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004, was as follows:

(Dollars in thousands)
	2006	2005	2004
Savings and money market accounts	$19,167	$10,991	$5,890
Time certificates of deposit in denominations of $100,000 or more	9,498	6,505	3,957
Other time deposits	34,628	25,887	21,001
Interest expense on deposits	$63,293	$43,383	$30,848

ELEVEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2006 and 2005, were as follows:

(Dollars in thousands)
	2006	2005
Securities sold under agreement to repurchase	$225,880	$181,984
Federal funds purchased	11,550	7,725
U.S. Treasury demand note	3,264	5,164
Notes payable to unaffiliated banks	35,000	60,750
Total	$275,694	$255,623

Heartland has a credit agreement with four unaffiliated banks under a revolving credit line. Under the unsecured revolving credit line, Heartland may borrow up to $75.0 million at any one time. This credit line was established primarily to provide working capital to the nonbanking subsidiaries and replace similar sized lines currently in place at those subsidiaries. At December 31, 2006 and December 31, 2005, $35.0 million and $60.8 million was outstanding on the revolving credit line respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2006, Heartland was in compliance with the covenants contained in the credit agreement.

All retail repurchase agreements as of December 31, 2006 and 2005, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2006, 2005 and 2004, were as follows:

(Dollars in thousands)
	2006	2005	2004
Maximum month-end balance	$277,604	$266,194	$231,475
Average month-end balance	258,844	233,051	187,046
Weighted average interest rate for the year	4.35%	2.67%	1.44%
Weighted average interest rate at year-end	4.71%	3.68%	1.88%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $229.4 million at December 31, 2006, and $263.3 million at December 31, 2005. No borrowings were utilized under the Discount Window Program during either year.

TWELVE
OTHER BORROWINGS

Other borrowings at December 31, 2006 and 2005, were as follows:

(Dollars in thousands)
	2006	2005
Advances from the FHLB; weighted average maturity dates at December 31, 2006 and 2005 were February 2011 and October 2008, respectively; and weighted average interest rates were 4.23% and 3.96%, respectively	$81,264	$151,046
Wholesale repurchase agreements	50,000	-
Notes payable on leased assets with interest rates varying from 2.36% to 6.49%	-	1,230
Trust preferred securities	85,570	64,951
Obligations to repurchase minority interest shares of Arizona Bank & Trust and Summit Bank & Trust	6,350	2,234
Community Development Block Grant Loan Program with the City of Dubuque at 3.00% due January 2014	300	300
Contracts payable for purchase of real estate	1,039	1,110
Total	$224,523	$220,871

The Heartland banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, Dallas, San Francisco and Seattle. The advances from the FHLB are collateralized by the banks’ investment in FHLB stock of $6.6 and $9.0 million at December 31, 2006 and 2005, respectively. Additional collateral is provided by the banks’ one-to-four unit residential mortgages, commercial and agricultural mortgages and securities pledged totaling $964.8 million at December 31, 2006 and $715.7 million at December 31, 2005. Callable advances from the FHLB totaled $13.0 million as of December 31, 2006, at a weighted average rate of 3.39% with call dates during 2007. At December 31, 2005, callable advances from the FHLB totaled $24.0 million at a weighted average rate of 4.03% with $11.0 million callable during 2006.

In August 2006, Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement is in the amount of $50.0 million bearing a variable interest rate that changes quarterly to the 3-month LIBOR rate plus 29.375 basis points. Embedded within this contract is an interest floor option that results when the 3-month LIBOR rate falls to 4.40% or lower. If that situation occurs, the rate paid will be decreased by two times the difference between the 3-month LIBOR rate and 4.40%. In no case will the rate paid fall below 0.00%. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was equivalent to the interest rate being paid on the repurchase agreement contract.

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

Heartland currently has six wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable dates listed in the schedule below. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $663 thousand as of December 31, 2006. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2006, is as follows:

(Dollars in thousands)
Name	Amount Issued	Interest Rate	Interest Rate as of 12/31/06	Maturity Date	Callable Date

Rocky Mountain Statutory Trust I	$5,155	10.60%	10.60%	09/07/2030	09/07/2010
Heartland Financial Statutory Trust II	8,248	3.60% over Libor	8.96%	12/18/2031	03/18/2007
Heartland Financial Capital Trust II	5,155	3.65% over Libor	9.02%	06/30/2032	06/30/2007
Heartland Financial Statutory Trust III	20,619	8.25%	8.25%	10/10/2033	10/10/2008
Heartland Financial Statutory Trust IV	25,774	2.75% over Libor	8.11%	03/17/2034	03/17/2009
Heartland Financial Statutory Trust V	20,619	1.33% over Libor	6.70%	01/31/2036	01/31/2011
	$85,570

For regulatory purposes, $69.6 and $62.9 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2006 and 2005, respectively.

Heartland has an irrevocable obligation to repurchase the common shares of Summit Bank & Trust owned by minority shareholders on November 1, 2011. The minority shareholders are obligated to sell their shares to Heartland on that same date. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through December 31, 2006, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time through November 1, 2011, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of December 31, 2006, included in other borrowings is $3.0 million.

Heartland has an irrevocable obligation to repurchase the common shares of Arizona Bank & Trust owned by minority shareholders on August 18, 2008. The minority shareholders are obligated to sell their shares to Heartland on that same date. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through December 31, 2006, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time through August 18, 2008, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of December 31, 2006, included in other borrowings is $3.3 million.

Future payments at December 31, 2006, for all other borrowings follow in the table below. Callable FHLB advances are included in the table at their maturity date.

(Dollars in thousands)

2007	$9,801
2008	24,876
2009	50,532
2010	23,442
2011	6,445
Thereafter	109,427
$224,523

THIRTEEN
DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar was effective on April 4, 2006, and matures on April 4, 2009. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset with changes in the prime rate. Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of December 31, 2006, the fair market value of this collar transaction was recorded as an asset of $59 thousand and was accounted for as a cash flow hedge.
On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million to reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset whenever prime changes. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of December 31, 2006, the fair market value of this collar transaction was recorded as a liability of $43 thousand and was accounted for as a cash flow hedge.

Heartland also had an interest rate swap contract to effectively convert $25.0 million of its variable interest rate debt to fixed interest rate debt. As of December 31, 2005, Heartland had an interest rate swap contract with a notional amount of $25.0 million to pay a fixed interest rate of 4.35% and receive a variable interest rate of 4.09% based on $25.0 million of indebtedness. Payments under the interest rate swap contract were made monthly. This contract expired on November 1, 2006. The interest rate swap contract was accounted for as a cash flow hedge.

There was no material amount of ineffectiveness recognized on these three cash flow hedge transactions for the years ending December 31, 2006, 2005 or 2004. All components of the derivative instruments’ gain or loss were included in the assessment of hedge effectiveness.

On July 8, 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.5% on a notional amount of $100.0 million. All changes in the fair market value of this hedge transaction of $43 thousand flowed through Heartland’s income statement under the other noninterest income category since it is accounted for as a free-standing derivative. The floor contract had no fair market value as of December 31, 2006.

By using derivatives, Heartland is exposed to credit risk if counterparties to derivative instruments do not perform as expected. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments.

FOURTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2006, 2005 and 2004, were as follows:

(Dollars in thousands)
	2006	2005	2004
Current:
Federal	$17,344	$9,396	$7,690
State	841	1,081	1,027
Total current	$18,185	$10,477	$8,717
Deferred:
Federal	$(6,114)	$(1,490)	$(802)
State	438	1,163	21
Total deferred	$(5,676)	$(327)	$(781)
Total income tax expense	$12,509	$10,150	$7,936

Income tax expense is included in the financial statements as follows:

(Dollars in thousands)
	2006	2005	2004
Income tax from continuing operations	$11,989	$9,859	$7,718
Income tax from discontinued operations	520	291	218
Total income tax expense	$12,509	$10,150	$7,936

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options in the amounts of $559 thousand, $476 thousand and $463 thousand in 2006, 2005 and 2004, respectively, which were recorded as increases to stockholders’ equity. Additionally, the income tax provisions do not include federal rehabilitation tax credits of $313 thousand in 2005 and $1.1 million in 2004, state rehabilitation tax credits of $392 thousand in 2005 and $1.4 million in 2004 and a state investment tax credit of $400 thousand in 2004, all of which were recorded as a reduction in the depreciable basis of the capitalized asset. A deferred tax asset had been recorded for the $1.4 million ($915 thousand, net of federal tax) state rehabilitation tax credits as they initially were not available until tax years 2011 and 2013. During 2005, state legislation provided for earlier availability of these credits with $489 thousand available in tax year 2005 and the remaining $1.3 million available in tax year 2006. Additionally, during 2004, $70 thousand of the $400 thousand investment tax credit was recorded as a deferred tax asset as the amount of estimated tax in the applicable state did not allow for full utilization of this credit. For tax year 2005, the amount of tax in the applicable state provided for utilization of $70 thousand of the investment tax credits and $405 thousand of the state rehabilitation credits. Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. No valuation allowance was required for deferred tax assets at December 31, 2006 and 2005. Based upon Heartland’s level of historical taxable income and anticipated future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Heartland will realize the benefits of these deductible differences. Deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows:

(Dollars in thousands)
	2006	2005
Deferred tax assets:
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$45	$86
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	-	528
Allowance for loan and lease losses	10,880	10,157
Deferred compensation	1,189	1,336
Organization and acquisitions costs	463	526
Net operating loss carryforwards	805	596
State rehabilitation tax credits	747	1,577
Other	88	33
Gross deferred tax assets	$14,217	$14,839
Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	$(573)	$-
Securities	(902)	(965)
Premises, furniture and equipment	(3,101)	(9,255)
Lease financing	(2,247)	(2,495)
Tax bad debt reserves	(515)	(517)
Purchase accounting	(3,168)	(3,424)
Prepaid expenses	(472)	(651)
Mortgage servicing rights	(1,330)	(1,218)
Other	(140)	(143)
Gross deferred tax liabilities	$(12,447)	$(18,668)
Net deferred tax asset (liability)	$1,770	$(3,830)

The deferred tax liabilities related to net unrealized gains(losses) on securities available for sale and the deferred tax assets related to net unrealized losses on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. Also, the $1.1 million deferred tax asset recorded during 2006 as a result of the Bank of the Southwest acquisition had no effect on income tax expense.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% for 2006, 2005 and 2004, to income before income taxes) as follows:

(Dollars in thousands)
	2006	2005	2004
Computed “expected” tax on income from continuing operations	$12,953	$11,240	$9,661
Increase (decrease) resulting from:
Nontaxable interest income	(1,948)	(1,923)	(1,684)
State income taxes, net of federal tax benefit	1,611	1,422	654
Nondeductible goodwill and other intangibles	57	57	77
Tax credits	(218)	(412)	(525)
Other	(466)	(525)	(465)
Income taxes	$11,989	$9,859	$7,718
Effective tax rates	32.4%	30.7%	28.0%

Heartland had investments in certain low-income housing projects totaling $5.1 million as of December 31, 2006, $5.4 million as of December 31, 2005, and $5.8 million as of December 31, 2004, the majority of which have been fully consolidated in the consolidated financial statements. These investments are expected to generate federal income tax credits of approximately $225 thousand for each year through 2014. A 99.9% ownership in a limited liability company was acquired in 2004 that provided a federal historic rehabilitation credit totaling $675 thousand for the tax year 2004 and state historic rehabilitation credits totaling $843 thousand for the tax years 2004, 2005 and 2007. In 2002, Heartland had acquired a 99.9% ownership in a similarly structured limited liability company that provided a federal historic rehabilitation credit totaling $389 thousand for the 2002 tax year and state historic rehabilitation credits totaling $450 thousand for the tax years 2002 and 2006.

FIFTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $2.9 million, $2.7 million, and $2.1 million for 2006, 2005, and 2004, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $578 thousand, $532 thousand, and $396 thousand for 2006, 2005, and 2004, respectively.

SIXTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2006, for all non-cancelable leases were as follows:

(Dollars in thousands)

2007	$870
2008	801
2009	679
2010	425
2011	250
Thereafter	3,371
$6,396

Rental expense for premises and equipment leased under operating leases was $1.6 million, $1.7 million, and $1.3 million for 2006, 2005, and 2004, respectively. Occupancy expense is presented net of rental income of $1.2 million, $1.0 million and $829 thousand for 2006, 2005 and 2004, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2006 and 2005, commitments to extend credit aggregated $651.3 and $556.9 million, and standby letters of credit aggregated $35.8 and $25.7 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2006 and 2005, Heartland had commitments to sell residential real estate loans totaling $4.7 and $6.5 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

Heartland established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2005 by reclassifying $319 thousand of the allowance for loan losses. At December 31, 2006 and 2005, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $424 and $340 thousand, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2006, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SEVENTEEN
STOCK PLANS

Effective January 1, 2006, Heartland adopted the provisions of FAS 123R using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense is based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on Heartland’s consolidated financial statements for the year ending December 31, 2006, was a reduction in net income of $351 thousand or diluted earnings per share of $0.02.

On May 18, 2005, the Heartland 2005 Long-Term Incentive Plan was adopted, replacing the 2003 Stock Option Plan. Under the 2005 Long-Term Incentive Plan, 1,000,000 shares have been reserved for issuance. The 2005 Long-Term Incentive Plan is administered by the Nominating and Compensation Committee (“Compensation Committee”) of the Board of Directors. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2005 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. The 2005 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. The Compensation Committee determines the specific employees who will be granted awards under the 2005 Long-Term Incentive Plan and the type and amount of any such awards. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted will be established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2006, there were 746,110 shares available for issuance under the 2005 Long-Term Incentive Plan. At December 31, 2005, there were 866,710 shares available for issuance under the 2003 Stock Option Plan. Shares available for options forfeited under the 2003 Option Plan are transferable to shares available under the 2005 Long-Term Incentive Plan. Shares available for options forfeited under the 1993 Stock Option Plan are not transferable to shares available under the 2003 Stock Option Plan or the 2005 Long-Term Incentive Plan.

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

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Compensation Committee. In 2005, stock awards totaling 136,500 were granted to key policy-making employees. These stock awards were granted at no cost to the employees. These awards are contingent upon the achievement of performance objectives through December 31, 2010, and additional compensation expense will be recorded through 2010.

Options have been granted with an exercise price equal to the fair market value of Heartland stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the 2005 Long-Term Incentive Plan, the 2003 and 1993 Stock Option Plans as of December 31, 2006, 2005 and 2004, and changes during the years ended follows:

	Shares	2006 Weighted- Average Exercise Price	Shares	2005 Weighted- Average Exercise Price	Shares	2004 Weighted- Average Exercise Price
Outstanding at beginning of year	796,650	$12.70	808,375	$11.12	831,750	$9.83
Granted	130,750	21.60	105,750	21.00	97,250	19.25
Exercised	(94,450)	8.97	(112,875)	8.14	(119,125)	8.69
Forfeited	(17,650)	17.33	(4,600)	19.66	(1,500)	17.78
Outstanding at end of year	815,300	$14.46	796,650	$12.70	808,375	$11.12
Options exercisable at end of year	409,425	$10.34	430,694	$10.06	474,875	$9.66
Weighted-average fair value of options granted during the year	$5.65		$6.13		$5.68

At December 31, 2006, the vested options totaled 409,425 shares with a weighted average exercise price of $10.34 per share and a weighted average remaining contractual life of 2.59 years. The intrinsic value for the vested options as of December 31, 2006 was $7.6 million. The intrinsic value for the total of all options exercised during the year ended December 31, 2006 was $1.9 million, and the total fair value of shares vested during the year ended December 31, 2006 was $491 thousand. As of December 31, 2006 and 2005, options outstanding under the 2005 Long-Term Incentive Plan and the 2003 and 1993 Stock Option Plans had exercise prices ranging from $8 to $21.60 per share and a weighted-average remaining contractual life of 5.15 and 5.04 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes valuation model. Significant assumptions include:

	2006	2005	2004
Risk-free interest rate	4.52%	4.00%	4.13%
Expected option life	7 years	10 years	10 years
Expected volatility	22.00%	19.75%	20.67%
Expected dividends	2.00%	1.52%	1.66%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. The 2006 risk free interest rate reflects the yield on the 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the year ended December 31, 2006, was $736 thousand, with a related tax benefit of $559 thousand.

Total compensation costs recorded for stock options and restricted stock awards were $856 thousand for the year ended December 31, 2006. For the year ended December 31, 2005, total compensation costs recorded for restricted stock awards were $493 thousand. As of December 31, 2006 there was $3.1 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2011. In addition, in 2006, 1,500 shares of stock were awarded to Heartland directors in returned for services performed, and $45 thousand was recorded as compensation expense in 2006. In 2005, 1,390 shares of stock were awarded to Heartland directors in return for services performed, and $30 thousand was recorded as compensation expense.

At Heartland’s annual meeting of stockholders on May 18, 2005, the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), was adopted, effective January 1, 2006. The 2006 ESPP replaced the 1996 Employee Stock Purchase Plan (the “1996 ESPP”) continuing to permit all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 500,000 shares is available for sale under the 2006 ESPP. For the years ended December 31, 2006 and 2005, Heartland approved a purchase price of 100% of fair market value as determined by averaging the closing price of the last five trading days in 2005 and 2004, respectively. At December 31, 2006, 26,451 shares were purchased under the 2006 ESPP at a charge of $69 thousand to Heartland’s earnings. As a result of the adoption of FAS 123R, compensation expense was recorded in 2006, because the price of the share purchases are set at the beginning of the year for purchase at the end of the year. At December 31, 2005, 14,268 shares were purchased under the 2006 ESPP at no charge to Heartland’s earnings.

During each of the years ended December 31, 2006, 2005 and 2004, Heartland acquired shares for use in the 2005 Long-Term Incentive Plan, 2003 Stock Option Plan, the 2006 ESPP and the 1996 ESPP. Shares acquired totaled 166,259, 290,651 and 290,994 for 2006, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2006 and 2005, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below.
(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$279,112	11.18%	$199,757	8.0%	N/A
Dubuque Bank and Trust Company	75,378	10.96	55,044	8.0	$68,806	10.0%
Galena State Bank and Trust Company	20,903	12.55	13,329	8.0	16,662	10.0
First Community Bank	10,801	12.09	7,147	8.0	8,934	10.0
Riverside Community Bank	17,142	11.26	12,179	8.0	15,224	10.0
Wisconsin Community Bank	36,312	11.48	25,297	8.0	31,621	10.0
New Mexico Bank & Trust	49,465	10.04	39,415	8.0	49,269	10.0
Arizona Bank & Trust	27,921	13.72	16,281	8.0	20,352	10.0
Rocky Mountain Bank	39,485	11.12	28,403	8.0	35,504	10.0
Summit Bank & Trust	13,854	62.38	1,777	8.0	2,221	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$232,702	9.32%	$99,878	4.0%	N/A
Dubuque Bank and Trust Company	68,008	9.88	27,522	4.0	$41,283	6.0%
Galena State Bank and Trust Company	18,833	11.30	6,665	4.0	9,997	6.0
First Community Bank	9,682	10.84	3,574	4.0	5,360	6.0
Riverside Community Bank	15,370	10.10	6,090	4.0	9,134	6.0
Wisconsin Community Bank	32,350	10.23	12,648	4.0	18,972	6.0
New Mexico Bank & Trust	44,018	8.93	19,708	4.0	29,561	6.0
Arizona Bank & Trust	25,742	12.65	8,141	4.0	12,211	6.0
Rocky Mountain Bank	35,390	9.97	14,201	4.0	21,302	6.0
Summit Bank & Trust	13,660	61.51	888	4.0	1,332	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$232,702	7.74%	$120,255	4.0%	N/A
Dubuque Bank and Trust Company	68,008	8.14	33,406	4.0	$41,758	5.0%
Galena State Bank and Trust Company	18,833	8.41	8,954	4.0	11,193	5.0
First Community Bank	9,682	8.13	4,765	4.0	5,957	5.0
Riverside Community Bank	15,370	7.72	7,967	4.0	9,958	5.0
Wisconsin Community Bank	32,350	7.95	16,267	4.0	20,334	5.0
New Mexico Bank & Trust	44,018	7.40	23,778	4.0	29,722	5.0
Arizona Bank & Trust	25,742	11.75	8,761	4.0	10,951	5.0
Rocky Mountain Bank	35,390	8.36	16,943	4.0	21,178	5.0
Summit Bank & Trust	13,660	106.01	515	4.0	644	5.0

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	$240,152	10.61%	$181,028	8.0%	N/A
Dubuque Bank and Trust Company	71,477	10.80	52,969	8.0	$66,212	10.0%
Galena State Bank and Trust Company	19,739	10.68	14,787	8.0	18,484	10.0
First Community Bank	10,372	11.41	7,271	8.0	9,088	10.0
Riverside Community Bank	16,451	11.02	11,937	8.0	14,922	10.0
Wisconsin Community Bank	33,895	11.11	24,400	8.0	30,500	10.0
New Mexico Bank & Trust	41,749	10.41	32,096	8.0	40,120	10.0
Arizona Bank & Trust	13,647	11.97	9,123	8.0	11,404	10.0
Rocky Mountain Bank	35,564	11.35	25,063	8.0	31,328	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$209,968	9.28%	$90,514	4.0%	N/A
Dubuque Bank and Trust Company	63,987	9.66	26,485	4.0	$39,727	6.0%
Galena State Bank and Trust Company	17,535	9.49	7,394	4.0	11,091	6.0
First Community Bank	9,235	10.16	3,635	4.0	5,453	6.0
Riverside Community Bank	14,755	9.89	5,969	4.0	8,953	6.0
Wisconsin Community Bank	30,041	9.85	12,200	4.0	18,300	6.0
New Mexico Bank & Trust	37,178	9.27	16,048	4.0	24,072	6.0
Arizona Bank & Trust	12,445	10.91	4,561	4.0	6,842	6.0
Rocky Mountain Bank	31,647	10.10	12,531	4.0	18,797	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$209,968	7.66%	$109,637	4.0%	N/A
Dubuque Bank and Trust Company	63,987	7.80	32,795	4.0	$40,993	5.0%
Galena State Bank and Trust Company	17,535	7.34	9,562	4.0	11,952	5.0
First Community Bank	9,235	7.69	4,806	4.0	6,007	5.0
Riverside Community Bank	14,755	7.52	7,850	4.0	9,813	5.0
Wisconsin Community Bank	30,041	7.85	15,314	4.0	19,142	5.0
New Mexico Bank & Trust	37,178	7.12	20,900	4.0	26,125	5.0
Arizona Bank & Trust	12,445	9.74	5,113	4.0	6,392	5.0
Rocky Mountain Bank	31,647	8.34	15,185	4.0	18,981	5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $92.4 million as of December 31, 2006, under the most restrictive minimum capital requirements. Heartland’s revolving credit agreement requires our bank subsidiaries to remain well capitalized. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $42.7 million as of December 31, 2006, under the capital requirements to remain well capitalized.

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

(Dollars in thousands)
	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$49,143	$49,143	$81,021	$81,021
Trading securities	1,568	1,568	515	515
Securities available for sale	613,950	613,950	527,252	527,252
Securities held to maturity	1,522	1,513	-	-
Loans and leases, net of unearned	2,198,226	2,180,929	1,993,811	1,992,933
Derivatives	59	59	56	56
Financial Liabilities:
Demand deposits	$371,465	$371,465	$352,707	$352,707
Savings deposits	822,915	822,915	754,360	754,360
Time deposits	1,117,277	1,117,277	1,011,111	1,011,111
Short-term borrowings	275,694	275,694	255,623	255,623
Other borrowings	224,523	220,520	220,871	220,584
Derivatives	43	43	143	143

Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

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

Deposits - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposits is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value.

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

TWENTY-ONE
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2006	2005
Assets:
Cash and interest bearing deposits	$1,047	$508
Trading securities	1,568	515
Securities available for sale	1,430	2,164
Investment in subsidiaries	317,937	267,751
Other assets	9,426	13,518
Due from subsidiaries	15,500	35,000
Total assets	$346,908	$319,456

Liabilities and stockholders’ equity:
Short-term borrowings	$35,000	$60,750
Other borrowings	92,220	67,485
Accrued expenses and other liabilities	9,977	3,409
Total liabilities	137,197	131,644

Stockholders’ equity:
Common stock	16,572	16,547
Capital surplus	37,963	40,256
Retained earnings	154,308	135,112
Accumulated other comprehensive income (loss)	868	(1,011)
Treasury stock	-	(3,092)
Total stockholders’ equity	209,711	187,812
Total liabilities & stockholders’ equity	$346,908	$319,456

INCOME STATEMENTS
(Dollars in thousands)
	For the years ended December 31,
	2006	2005	2004
Operating revenues:
Dividends from subsidiaries	$15,050	$12,250	$11,912
Securities gains (losses), net	150	(5)	711
Gain (loss) on trading account securities	141	(11)	54
Impairment loss on equity securities	(76)	-	-
Other	2,326	2,197	865
Total operating revenues	17,591	14,431	13,542
Operating expenses:
Interest	10,121	7,505	7,153
Salaries and benefits	376	798	48
Outside services	1,357	806	667
Other operating expenses	943	663	1,534
Minority interest expense	181	119	120
Total operating expenses	12,978	9,891	9,522
Equity in undistributed earnings	17,465	15,667	13,811
Income before income tax benefit	22,078	20,207	17,831
Income tax benefit	3,024	2,519	2,421
Net income	$25,102	$22,726	$20,252

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$25,102	$22,726	$20,252
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed earnings of subsidiaries	(17,465)	(15,667)	(13,811)
(Increase) decrease in due from subsidiaries	19,500	(10,600)	(11,400)
Increase (decrease) in accrued expenses and other liabilities	6,568	(1,589)	(386)
(Increase) decrease in other assets	4,092	(5,681)	979
(Increase) decrease in trading account securities	(1,053)	6	552
Other, net	1,294	2,336	1,093
Net cash provided (used) by operating activities	38,038	(8,469)	(2,721)
Cash flows from investing activities:
Capital contributions to subsidiaries	(24,882)	-	(12,701)
Purchases of available for sale securities	(541)	(1,093)	(30)
Proceeds from sales of available for sale securities	1,467	200	3,451
Net cash used by investing activities	(23,956)	(893)	(9,280)
Cash flows from financing activities:
Net change in short-term borrowings	(25,750)	17,750	18,000
Proceeds from other borrowings	20,619	-	26,074
Repayments of other borrowings	-	-	(30,907)
Cash dividends paid	(5,906)	(5,414)	(5,036)
Purchase of treasury stock	(4,022)	(5,784)	(5,254)
Proceeds from issuance of common stock	1,516	2,007	1,814
Net cash provided (used) by financing activities	(13,543)	8,559	4,691
Net increase (decrease) in cash and cash equivalents	539	(803)	(7,310)
Cash and cash equivalents at beginning of year	508	1,311	8,621
Cash and cash equivalents at end of year	$1,047	$508	$1,311

TWENTY-TWO
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Dollars in thousands, except per share data)
2006	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$27,297	$27,225	$26,543	$25,264
Provision for loan and lease losses	(157)	1,381	1,487	1,175
Net interest income after provision for loan and lease losses	27,454	25,844	25,056	24,089
Noninterest income	7,482	7,538	7,149	6,918
Noninterest expense	23,168	23,298	23,165	24,890
Income taxes	4,052	3,304	2,886	1,747
Income from continuing operations	7,716	6,780	6,154	4,370
Discontinued operations:
Income from operations of discontinued subsidiary	175	151	110	166
Income taxes	(358)	57	42	63
Income (loss) from discontinued operations	(183)	94	68	103
Net income	7,533	6,874	6,222	4,473

Per share:
Earnings per share-basic	$0.46	$0.42	$0.38	$0.27
Earnings per share-diluted	0.45	0.41	0.37	0.27
Earnings per share from continuing operations-basic	0.47	0.41	0.37	0.27
Earnings per share from continuing operations-diluted	0.46	0.40	0.37	0.26
Cash dividends declared on common stock	0.09	0.09	0.09	0.09
Book value per common share	12.65	12.22	11.59	11.49
Market price - high	31.08	27.86	26.67	23.60
Market price - low	25.10	24.16	22.55	20.11
Weighted average common shares outstanding	16,531,998	16,521,527	16,540,587	16,430,504
Weighted average diluted common shares outstanding	16,784,656	16,775,749	16,798,654	16,638,458
Ratios:
Return on average assets	0.98%	0.91%	0.87%	0.65%
Return on average equity	14.62	13.93	13.10	9.56
Net interest margin	4.06	4.17	4.27	4.23
Efficiency ratio	65.16	65.45	67.39	75.61

2005	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$24,495	$23,847	$23,321	$22,279
Provision for loan and lease losses	2,171	1,375	1,623	1,364
Net interest income after provision for loan and lease losses	22,324	22,472	21,698	20,915
Noninterest income	6,453	6,971	6,040	6,010
Noninterest expense	20,936	20,506	19,915	19,413
Income taxes	2,170	2,828	2,554	2,307
Income from continuing operations	5,671	6,109	5,269	5,205
Discontinued operations:
Income from operations of discontinued subsidiary	147	298	223	95
Income taxes	54	115	86	36
Income (loss) from discontinued operations	93	183	137	59
Net income	5,764	6,292	5,406	5,264

Per share:
Earnings per share-basic	$0.35	$0.38	$0.33	$0.32
Earnings per share-diluted	0.34	0.38	0.32	0.32
Earnings per share from continuing operations-basic	0.35	0.37	0.32	0.32
Earnings per share from continuing operations-diluted	0.34	0.37	0.32	0.31
Cash dividends declared on common stock	0.09	0.08	0.08	0.08
Book value per common share	11.46	11.31	11.11	10.68
Market price - high	21.74	20.99	21.22	21.31
Market price - low	18.84	19.04	19.06	18.37
Weighted average common shares outstanding	16,367,210	16,398,747	16,420,073	16,479,244
Weighted average diluted common shares outstanding	16,659,995	16,693,661	16,722,383	16,704,808
Ratios:
Return on average assets	0.82%	0.91%	0.81%	0.81%
Return on average equity	12.35	13.65	12.12	12.06
Net interest margin	4.04	4.03	4.07	4.02
Efficiency ratio	65.97	64.90	65.92	66.91

KPMG

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Des Moines, Iowa

March 12, 2007

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, Heartland has evaluated the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Heartland’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Heartland’s internal control system was designed to provide reasonable assurance to Heartland’s management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Heartland’s management, under the supervision and with the participation of Heartland’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on our assessment, Heartland’s internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2006, included herein, has issued an attestation report on management’s assessment of Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to Heartland’s internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely, to affect Heartland’s internal control over financial reporting.

KPMG

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Heartland Financial USA, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Heartland Financial USA, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Des Moines, Iowa

March 12, 2007

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Heartland Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 16, 2007 (the "2007 Proxy Statement") under the captions "Election of Directors", "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included pursuant to Instruction 3 to Item 401 (b) and (c) of Regulation S-K and is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2006, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	57
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, and Summit Bank & Trust; Chairman of Citizens Finance Co.

John K. Schmidt	47
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer and Treasurer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.

Kenneth J. Erickson	55	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co.

Edward H. Everts	55	Senior Vice President, Operations and Retail Banking, of Heartland; Senior Vice President, Operations and Retail Banking of Dubuque Bank and Trust Company

Douglas J. Horstmann	53	Senior Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company

Paul J. Peckosh	61	Senior Vice President, Wealth Management Group, of Heartland; Executive Vice President, Manager Wealth Management Group, of Dubuque Bank and Trust Company

Mr. Lynn B. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. Until 2004, Mr. Fuller had been a Director of Galena State Bank and Trust Company since its acquisition by Heartland in 1992, First Community Bank since the merger in 1994 and Riverside Community Bank since the opening of this de novo operation in 1995. He has been a Director of Wisconsin Community Bank since the purchase of Cottage Grove State Bank in 1997, New Mexico Bank & Trust since the opening of this de novo bank in 1998, Arizona Bank & Trust since the opening of this de novo bank in 2003 and Summit Bank & Trust since the opening of this de novo bank in 2006. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information in our 2007 Proxy Statement, under the captions “Compensation Discussion and Analysis” and "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2007 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The table below sets forth the following information as of December 31, 2006 for (i) all compensation plans previously approved by Heartland's shareholders and (ii) all compensation plans not previously approved by Heartland's shareholders:

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2007 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2007 Proxy Statement under the caption “Relationship with Independent Auditors” is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the “Index of Exhibits” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

Heartland Financial USA, Inc.

By: /s/ Lynn B. Fuller                   /s/ John K. Schmidt
------------------------                 ------------------------
Lynn B. Fuller                John K. Schmidt
Principal Executive Officer          Executive Vice President and Principal Financial and Accounting Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2007.

/s/ Lynn B. Fuller                                 /s/ John K. Schmidt
----------------------------                           ---------------------------
Lynn B. Fuller               John K. Schmidt
President, CEO, Chairman           Executive Vice President, CFO
and Director                          and Director

/s/ James F. Conlan              /s/ Mark C. Falb
-----------------------------                         -----------------------------
James F. Conlan                                   Mark C. Falb
Director                                                 Director

/s/ Thomas L. Flynn                           /s/ John W. Cox, Jr.
----------------------------                        -----------------------------
Thomas L. Flynn                               John W. Cox, Jr.
Director                                              Director

/s/ Ronald A. Larson
-----------------------------
Ronald A. Larson
Director

INDEX OF EXHIBITS

3.1	Certificate of Incorporation of Heartland Financial USA, Inc. (Filed as Exhibit 3.1 to the Registrant’s Form 10-K filed on March 15, 2004, and incorporated by reference herein.)

3.2	Bylaws of Heartland Financial USA, Inc. (Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed on March 15, 2004, and incorporated by reference herein.)

4.1
Specimen Stock Certificate of Heartland Financial USA, Inc. (Filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed with the Commission May 4, 1994, as amended (SEC File No. 33-76228) and incorporated by reference herein.)

10.1
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the Heartland subsidiaries and their selected officers who have met the three years of service requirement. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (Filed as Exhibit 10.4 to the Registrant’s Form 10-K filed on March 26, 2003, and incorporated by reference herein.)

10.2
Indenture between Heartland Financial USA, Inc. and State Street Bank and Trust Company of Connecticut, National Association, dated as of December 18, 2001. (Filed as Exhibit 10.17 to Registrant’s Form 10-K filed on March 29, 2002, and incorporated by reference herein.)

10.3
Indenture between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of June 27, 2002. (Filed as Exhibit 10.1 to the Registrant’s second quarter Form 10-Q filed on August 14, 2002, and incorporated by reference herein.)

10.4	Dividend Reinvestment Plan dated as of January 24, 2002. (Filed as Form S-3D on January 25, 2002, and incorporated by reference herein.)

10.5
Stockholder Rights Agreement between Heartland Financial USA, Inc., and Dubuque Bank and Trust Company, as Rights Agent, dated as of June 7, 2002. (Filed as Form 8-K on June 11, 2002, and incorporated by reference herein.)

10.6
Agreement to Organize and Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.24 to Registrant’s Form 10-K filed on March 26, 2003, and incorporated by reference herein.)

10.7
Supplemental Initial Investor Agreement between Heartland Financial USA, Inc. and Initial Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.25 to Registrant’s Form 10-K filed on March 26, 2003, and incorporated by reference herein.)

10.8
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association, dated as of October 10, 2003. (Filed as Exhibit 10.1 to the Registrant’s third quarter Form 10-Q filed on November 13, 2003, and incorporated by reference herein.)

10.9
Form of Executive Supplemental Life Insurance Plan effective January 20, 2004, between the Heartland subsidiaries and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank and Trust Company, First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank and Citizens Finance Co. (Filed as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 15, 2004, and incorporated by reference herein.)

10.10
Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of January 31, 2004. (Filed as Exhibit 10.17 to the Registrant’s Form 10-K filed on March 15, 2004, and incorporated by reference herein.)

10.11
First Amendment to Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of March 9, 2004. (Filed as Exhibit 10.11 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.12	Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of March 17, 2004.

10.13
Second Amendment to Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of July 1, 2004. (Filed as Exhibit 10.12 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.14
Third Amendment to Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank and U.S. Bank National Association, dated as of January 30, 2005. (Filed as Exhibit 10.13 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.15	Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors.

10.16
Fourth Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of March 1, 2005. (Filed as Exhibit 10.15 to Registrant’s Form 10-K filed on March 15, 2005, and incorporated by reference herein.)

10.17	Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan. (Filed as Exhibit 10.01 to Registrant’s Form 8-K filed on May 19, 2005, and incorporated by reference herein.)

10.18
Heartland Financial USA, Inc. 2006 Employee Stock Purchase Plan effective January 1, 2006. (Filed as Exhibit 10.02 to Registrant’s Form 8-K filed on May 19, 2005, and incorporated by reference herein.)

10.19
Fifth Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of July 18, 2005. (Filed as Exhibit 10.18 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.20
Indenture by and between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of January 31, 2006. (Filed as Exhibit 10.19 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.21
Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Non-Qualified Stock Option Awards. (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on February 10, 2006, and incorporated by reference herein.)

10.22
Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Performance Restricted Stock Agreement. (Filed as Exhibit 10.21 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.23
Sixth Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of February 28, 2006. (Filed as Exhibit 10.22 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.24
Seventh Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of March 10, 2006. (Filed as Exhibit 10.23 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.25
Agreement to Organize and Stockholder Agreement between Heartland Financial USA, Inc. and Investors in Summit Acquisition Corporation and Summit Bank & Trust dated as of April 1, 2006. (Filed as Exhibit 10.10 to Registrant’s second quarter Form 10-Q filed on August 9, 2006, and incorporated by reference herein.)

10.26	Eighth Amendment and Waiver to Credit Agreement among Heartland Financial USA, Inc., Harris Trust and Savings Bank and U.S. Bank National Association, dated as of October 17, 2006.

11	Statement re Computation of Per Share Earnings

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.