Form 10-Q
period 2007-03-31
HEARTLAND FINANCIAL USA INC
filed 2007-05-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date: As of May 4, 2007, the Registrant had outstanding 16,454,541 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$30,944	$47,753
Federal funds sold and other short-term investments	31,288	1,390
Cash and cash equivalents	62,232	49,143
Securities:
Trading, at fair value	1,259	1,568
Available for sale, at fair value (cost of $581,226 at March 31, 2007, and $612,440 at December 31, 2006)	583,874	613,950
Held to maturity, at cost (fair value of $2,750 at March 31, 2007, and $1,513 at December 31, 2006)	2,670	1,522
Loans held for sale	42,644	50,381
Gross loans and leases:
Held to maturity	2,224,097	2,147,845
Allowance for loan and lease losses	(31,545)	(29,981)
Loans and leases, net	2,192,552	2,117,864
Premises, furniture and equipment, net	112,951	108,567
Other real estate, net	1,689	1,575
Goodwill	40,207	39,817
Other intangible assets, net	8,997	9,010
Cash surrender value on life insurance	33,698	33,371
Assets of discontinued operations held for sale	20,947	-
Other assets	32,640	31,474
TOTAL ASSETS	$3,136,360	$3,058,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$360,744	$371,465
Savings	825,600	822,915
Time	1,163,481	1,117,277
Total deposits	2,349,825	2,311,657
Short-term borrowings	304,342	275,694
Other borrowings	210,804	224,523
Liabilities of discontinued operations held for sale	32,086	-
Accrued expenses and other liabilities	27,453	36,657
TOTAL LIABILITIES	2,924,510	2,848,531
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,611,671 shares at March 31, 2007, and 16,572,080 shares at December 31, 2006)	16,612	16,572
Capital surplus	38,596	37,963
Retained earnings	158,607	154,308
Accumulated other comprehensive income	1,608	868
Treasury stock at cost (127,130 shares at March 31, 2007, and no shares at December 31, 2006)	(3,573)	-
TOTAL STOCKHOLDERS’ EQUITY	211,850	209,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,136,360	$3,058,242

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)
	Three Months Ended
	March 31, 2007	March 31, 2006
INTEREST INCOME:
Interest and fees on loans and leases	$45,558	$37,362
Interest on securities:
Taxable	5,297	3,883
Nontaxable	1,458	1,428
Interest on federal funds sold and other short-term investments	-	59
Interest on interest bearing deposits in other financial institutions	10	5
TOTAL INTEREST INCOME	52,323	42,737
INTEREST EXPENSE:
Interest on deposits	18,298	12,927
Interest on short-term borrowings	3,811	1,858
Interest on other borrowings	3,323	3,044
TOTAL INTEREST EXPENSE	25,432	17,829
NET INTEREST INCOME	26,891	24,908
Provision for loan and lease losses	1,926	1,175
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	24,965	23,733
NONINTEREST INCOME:
Service charges and fees, net	2,571	2,569
Loan servicing income	995	980
Trust fees	2,121	1,817
Brokerage and insurance commissions	493	379
Securities gains, net	125	132
Gain on trading account securities, net	41	33
Gains on sale of loans	591	550
Income on bank owned life insurance	300	289
Other noninterest income	374	134
TOTAL NONINTEREST INCOME	7,611	6,883
NONINTEREST EXPENSES:
Salaries and employee benefits	14,169	12,722
Occupancy	1,927	1,758
Furniture and equipment	1,676	1,677
Outside services	2,269	2,124
Advertising	769	951
Intangible assets amortization	219	217
Other noninterest expenses	3,367	5,306
TOTAL NONINTEREST EXPENSES	24,396	24,755
INCOME BEFORE INCOME TAXES	8,180	5,861
Income taxes	2,532	1,656
INCOME FROM CONTINUING OPERATIONS	5,648	4,205
Discontinued operations:
Income from discontinued operations before income taxes	191	422
Income taxes	68	154
INCOME FROM DISCONTINUED OPERATIONS	123	268
NET INCOME	$5,771	$4,473
EARNINGS PER COMMON SHARE - BASIC	$.35	$.27
EARNINGS PER COMMON SHARE - DILUTED	$.34	$.27
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC	$.34	$.26
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS- DILUTED	$.34	$.25
CASH DIVIDENDS DECLARED PER COMMON SHARE	$.09	$.09

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2006	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812
Net income			4,473			4,473
Unrealized loss on securities available for sale arising during the period				(1,680)		(1,680)
Reclassification adjustment for net security gains realized in net income				(132)		(132)
Unrealized loss on derivatives arising during the period, net of realized losses of $7				(55)		(55)
Income taxes				702		702
Comprehensive income						3,308
Cash dividends declared:
Common, $0.09 per share			(1,478)			(1,478)
Purchase of 55,126 shares of common stock					(1,177)	(1,177)
Issuance of 211,790 shares of common stock	1	(2,844)			4,251	1,408
Commitments to issue common stock		259				259
Balance at March 31, 2006	$16,548	$37,671	$138,107	$(2,176)	$(18)	$190,132

Balance at January 1, 2007	$16,572	$37,963	$154,308	$868	$-	$209,711
Net income			5,771			5,771
Unrealized gain on securities available for sale arising during the period				1,263		1,263
Reclassification adjustment for net security gains realized in net income				(125)		(125)
Unrealized gain on derivatives arising during the period				53		53
Income taxes				(451)		(451)
Comprehensive income						6,511
Cash dividends declared:
Common, $0.09 per share			(1,472)			(1,472)
Purchase of 176,251 shares of common stock					(4,959)	(4,959)
Issuance of 88,712 shares of common stock	40	(8)			1,386	1,386
Commitments to issue common stock		641				641
Balance at March 31, 2007	$16,612	$38,596	$158,607	$1,608	$(3,573)	$211,850

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,771	$4,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,122	1,961
Provision for loan and lease losses	1,926	1,175
Net amortization of premium on securities	16	321
Securities gains, net	(125)	(132)
Decrease in trading account securities	309	4
Stock-based compensation	641	259
Loans originated for sale	(64,621)	(62,792)
Proceeds on sales of loans	72,949	65,202
Net gain on sales of loans	(591)	(550)
(Increase) decrease in accrued interest receivable	522	(95)
Increase (decrease) in accrued interest payable	(1,997)	(1,447)
Other, net	(11,155)	2,373
Net cash provided by operating activities - continuing operations	5,767	10,752
Net cash provided by operating activities - discontinued operations	7	3,264
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,774	14,016
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	255	229
Proceeds from the maturity of and principal paydowns on securities available for sale	52,963	15,320
Purchase of securities available for sale	(21,892)	(9,829)
Purchase of securities held to maturity	(1,157)	-
Net increase in loans and leases	(99,215)	(39,249)
Capital expenditures	(6,395)	(10,800)
Proceeds on sale of OREO and other repossessed assets	208	266
Net cash used by investing activities - continuing operations	(75,233)	(44,063)
Net cash provided (used) by investing activities - discontinued operations	2,547	(1,998)
NET CASH USED BY INVESTING ACTIVITIES	(72,686)	(46,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	6,706	9,702
Net increase in time deposit accounts	62,176	6,374
Net increase (decrease) in short-term borrowings	30,459	(21,825)
Proceeds from other borrowings	690	20,648
Repayments of other borrowings	(14,409)	(9,053)
Purchase of treasury stock	(4,959)	(1,177)
Proceeds from issuance of common stock	995	269
Excess tax benefits on exercised stock options	422	39
Dividends paid	(1,472)	(1,478)
Net cash provided by financing activities - continuing operations	80,608	3,499
Net cash used by financing activities - discontinued operations	(607)	(4,132)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	80,001	(633)
Net increase (decrease) in cash and cash equivalents	13,089	(32,678)
Cash and cash equivalents at beginning of year	49,143	81,021
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,232	$48,343
Supplemental disclosures:
Cash paid for income/franchise taxes	$7,784	$1,824
Cash paid for interest	$27,429	$20,029

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2006, included in Heartland Financial USA, Inc.’s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2007, are not necessarily indicative of the results expected for the year ending December 31, 2007.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month period ended March 31, 2007 and 2006, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	3/31/07	3/31/06
Income from continuing operations	$5,648	$4,205
Income from discontinued operations	123	268
Net income	$5,771	$4,473
Weighted average common shares outstanding for basic earnings per share	16,543	16,430
Assumed incremental common shares issued upon exercise of stock options	218	208
Weighted average common shares for diluted earnings per share	16,761	16,638
Earnings per common share - basic	$0.35	$0.27
Earnings per common share - diluted	$0.34	$0.27
Earnings per common share from continuing operations - basic	$0.34	$0.26
Earnings per common share from continuing operations - diluted	$0.34	$0.25
Earnings per common share from discontinued operations - basic	$0.01	$0.01
Earnings per common share from discontinued operations - diluted	$0.01	$0.01

Stock-Based Compensation

Options have been granted with an exercise price equal to the fair market value of Heartland stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The standard stock option agreement provides that the options become fully exercisable and expire if not exercised within 6 months of the date of retirement, including early retirement at age 55, provided the officer has provided 10 years of service to Heartland. A summary of the status of the stock options as of March 31, 2007 and 2006, and changes during the quarters ended March 31, 2007 and 2006, follows:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	815,300	$14.46	796,650	$12.70
Granted	146,750	29.65	130,750	21.60
Exercised	(80,447)	9.93	(8,450)	8.38
Forfeited	(4,000)	22.78	(7,400)	16.04
Outstanding at March 31	877,603	$17.38	911,550	$13.99
Options exercisable at March 31	411,978	$11.06	475,675	$10.18
Weighted-average fair value of options granted during the three-month periods ended March 31	$7.69		$5.65

At March 31, 2007, the vested options totaled 411,978 shares with a weighted average exercise price of $11.06 per share and a weighted average remaining contractual life of 3.24 years. The intrinsic value for the vested options as of March 31, 2007, was $6.5 million. The intrinsic value for the total of all options exercised during the three months ended March 31, 2007, was $1.4 million, and the total fair value of shares vested during the three months ended March 31, 2007, was $641 thousand. At March 31, 2007, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 603,360.

The fair value of the 2007 stock options granted was estimated utilizing the Black Scholes valuation model. The fair value of a share of common stock on the grant date of the 2007 options was $27.85. The fair value of a share of common stock on the grant date of the 2006 options was $21.60. Significant assumptions include:

	2007	2006
Risk-free interest rate	4.74%	4.52%
Expected option life	6.2 years	7.0 years
Expected volatility	24.20%	22.00%
Expected dividends	1.25%	2.00%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the yield on the 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the three months ended March 31, 2007, was $795 thousand, with a related tax benefit of $422 thousand. Cash received from options exercised for the three months ended March 31, 2006, was $71 thousand, with a related tax benefit of $39 thousand.

Total compensation costs recorded were $641 thousand and $259 thousand for the three months ended March 31, 2007 and March 31, 2006, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of March 31, 2007, there was $3.7 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2011.

Effect of New Financial Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. Heartland adopted FIN 48 on January 1, 2007. See Note 6 for a discussion of the effect of the adoption on Heartland’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 apply to other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Heartland plans to adopt FAS 157 on January 1, 2008, and is evaluating the impact of the adoption of this statement on its consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulleting No. 85-4, was ratified. EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, and requires that recognition of the effects of adoption should be by a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. Heartland’s adoption of EITF 06-5 on January 1, 2007, did not have an impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. Heartland plans to adopt FAS 159 on January 1, 2008, and is evaluating the impact of the adoption of this statement on its consolidated financial statements.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2007, and December 31, 2006, are presented in the table below, in thousands:

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,757	$5,342	$9,757	$5,095
Mortgage servicing rights	5,684	2,132	5,546	1,986
Customer relationship intangible	1,177	147	917	129
Total	$16,618	$7,621	$16,220	$7,210
Unamortized intangible assets		$8,997		$9,010

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2007. What Heartland actually experiences may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at March 31, 2007, and at December 31, 2006. The fair value of Heartland’s mortgage servicing rights was estimated at $6.1 million and $6.0 million at March 31, 2007, and December 31, 2006, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ending December 31, 2007	$659	$895	$79	$1,633

Year ending December 31,
2008	886	759	103	1,748
2009	787	632	102	1,521
2010	505	506	101	1,112
2011	489	379	99	967
2012	466	253	55	774
Thereafter	623	128	491	1,242

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction on a notional amount of $50.0 million to further reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar was effective on April 4, 2006, and matures on April 4, 2009. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset with changes in the prime rate. Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of March 31, 2007, the fair market value of this collar transaction was recorded as an asset of $95 thousand and was accounted for as a cash flow hedge.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million to reduce the potentially negative impact a downward movement in interest rates would have on its net interest income. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. This collar transaction is designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain Heartland prime-based loans that reset whenever prime changes. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of March 31, 2007, the fair market value of this collar transaction was recorded as an asset of $21 thousand and was accounted for as a cash flow hedge.

On February 1, 2007, Heartland entered into a twenty-three month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of January 7, 2009. This cap transaction is designated as a cash flow hedge of the overall changes in the cash flows above the cap strike rate associated with the interest payments on Heartland’s floating-rate trust preferred securities debt that resets quarterly on a specified reset date. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. At inception, Heartland asserted that the underlying principal balance will remain in effect throughout the hedge transaction. As of March 31, 2007, the fair market value of this cap transaction was recorded as an asset of $16 thousand and was accounted for as a cash flow hedge.

Also on February 1, 2007, Heartland entered into a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of March 17, 2009. This cap transaction is designated as a cash flow hedge of the overall changes in the cash flows above the cap strike rate associated with the interest payments on Heartland’s floating-rate trust preferred securities debt that resets quarterly on a specified reset date. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. At inception, Heartland asserted that the underlying principal balance will remain in effect throughout the hedge transaction. As of March 31, 2007, the fair market value of this cap transaction was recorded as an asset of $26 thousand and was accounted for as a cash flow hedge.

There was no material amount of ineffectiveness recognized on the four cash flow hedge transactions during the quarter ended on March 31, 2007. All components of the derivative instruments’ gain or loss were included in the assessment of hedge effectiveness.

On July 8, 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.5% on a notional amount of $100.0 million. Changes in the fair market value of this hedge transaction are recorded through Heartland’s income statement under the other noninterest income category since it is accounted for as a free-standing derivative. Since this floor contract had no fair market value at year-end 2006 nor at March 31, 2007, there were no amounts recorded through the income statement for this free-standing derivative.

By using derivatives, Heartland is exposed to credit risk if counterparties to derivative instruments do not perform as expected. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments.

NOTE 4: ACQUISITIONS

On March 9, 2007, Heartland completed its acquisition of a book of business from Independent Financial Marketing Group, Inc. (“IFMG”), a subsidiary of Sun Life. The brokers and support staff at the Denver office of IFMG served 8,800 investment clients. Immediately upon the acquisition, the staff relocated to Summit Bank & Trust’s Broomfield office. The purchase price of $650 thousand will be paid in installments. The initial payment of $50 thousand was paid at closing. The remaining payments are scheduled for payment as follows: $100 thousand on December 31, 2007, and $125 thousand on December 31, 2008, 2009, 2010 and 2011. The resultant acquired customer relationship intangible of $260 thousand is being amortized over a period of 5 years. The remaining excess purchase price of $390 thousand was recorded as goodwill.

NOTE 5: DISCONTINUED OPERATIONS

On March 23, 2007, Heartland announced that its Montana subsidiary bank, Rocky Mountain Bank, had reached an agreement to sell its branch banking office located in Broadus, Montana, to 1st Bank of Sidney, Montana. The sale is scheduled for completion near the end of the second quarter of 2007. Since the sale was highly probable on March 31, 2007, the financial statements reflect the pending sale. The assets and liabilities of the Broadus branch location have been classified as discontinued operations held for sale on the balance sheet for the current period and the results of operations of the branch have been reflected on the income statement as discontinued operations for both the current and prior period reported. Also included with the results of operations of the Broadus branch on the income statement as discontinued operations for the prior period are the results of the operations of ULTEA, Inc., Heartland’s fleet leasing subsidiary, which was sold on December 22, 2006. Summarized financial information for the discontinued operations is set forth below with dollars in thousands:

As of March 31, 2007
Assets of discontinued operations held for sale:
Cash and due from banks	$161
Loans and leases, net	20,084
Premises, furniture and equipment, net	241
Other assets	461
Total assets of discontinued operations held for sale	$20,947
Liabilities of discontinued operations held for sale:
Deposits:
Demand	$3,694
Savings	10,271
Other time deposits	16,313
Total deposits	30,278
Short-term borrowings	1,640
Accrued expenses and liabilities	168
Total liabilities of discontinued operations held for sale	$32,086

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues from discontinued operations:
Interest income	$586	$671
Interest expense	249	753
Net interest income	337	(82)
Provision for loan and lease losses	-	(3)
Net interest income after provision for loan and lease losses	337	(79)
Noninterest income	31	4,331
Noninterest expense	177	3,830
Income from discontinued operations before income taxes	191	422
Income taxes	68	154
Income from discontinued operations	$123	$268

NOTE 6: INCOME TAXES

Heartland adopted the provisions of FIN 48 on January 1, 2007. The evaluation was performed for those tax years which remain open to audit. Heartland files a consolidated tax return for federal purposes and a separate or consolidated tax return for state purposes dependent upon the state tax regulations. The tax years ended December 31, 2006, 2005, 2004 and 2003, remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2006, 2005, 2004, 2003 and 2002 remain open for examination. As a result of the implementation of FIN 48, Heartland did not recognize any increase or decrease for unrecognized tax benefits. The amount of unrecognized tax benefits on January 1, 2007, and March 31, 2007, was $1.3 million and accrued interest and penalties of $250 thousand for a total of $1.5 million. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. At March 31, 2007, Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the remainder of 2007. Wisconsin Community Bank, one of Heartland’s bank subsidiaries, has undergone a franchise tax review for the years ended December 31, 2002 and 2003, and is currently in the process of appealing the field audit report. In dispute is $1.1 million of deducted expenditures, or $126 thousand in taxes, interest and penalties, which have been fully accrued for.

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

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of Heartland’s 2006 Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. In addition to the risk factors described in that section, there are other factors that may impact any public company, including Heartland, which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries. These additional factors include, but are not limited to, the following:

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

GENERAL

Heartland’s results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, trust income, brokerage and insurance commissions and gains on sale of loans, also affects Heartland’s results of operations. Heartland’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs and provision for loan and lease losses.

On March 23, 2007, Rocky Mountain Bank, our Montana subsidiary, announced that an agreement had been signed for the sale of its branch banking office in Broadus, Montana. The sale is scheduled for completion near the end of the second quarter of 2007. Since consummation of the sale is highly probable, the financial statements reflect the pending sale. The assets and liabilities of the Broadus branch have been classified as assets and liabilities of discontinued operations held for sale on the balance sheet for the current period and the results of operations of the branch have been reflected on the income statement as discontinued operations for both the current and prior periods reported. Also included with the results of operations of the Broadus branch on the income statement as discontinued operations for the prior periods are the results of operations resulting from the sale of ULTEA, Inc., Heartland’s fleet leasing subsidiary, which was sold to ALD Automotive on December 22, 2006. This overview does not separately discuss income from continuing operations and income from discontinued operations as the results of discontinued operations did not significantly affect net income for the comparative periods.

Net income for the quarter ended March 31, 2007, was $5.8 million, or $0.34 per diluted share, compared to net income of $4.5 million, or $0.27 per diluted share, for the first quarter of 2006, an increase of $1.3 million or 29%. Return on average equity was 11.18% and return on average assets was 0.76% for the first quarter of 2007, compared to 9.56% and 0.65%, respectively, for the same quarter in 2006.

During the first quarter of 2006, a pre-tax judgment of $2.4 million against Heartland and a subsidiary bank, Wisconsin Community Bank, was recorded as noninterest expense, while a $286 thousand award under a counterclaim was recorded as a loan loss recovery. The net after-tax effect to net income for this one-time event was $1.3 million. Exclusive of this expense, Heartland’s net income for the first quarter of 2006 was $5.7 million, or $.35 per diluted share. Because of the non-recurring nature of this expense, Heartland believes this pro-forma presentation is more representative of Heartland’s true financial performance for the first quarter of 2006.

Earnings results for the first quarter of 2007 reflected Heartland’s continued focus on growth opportunities. Wisconsin Community Bank celebrated the opening of its Madison, Wisconsin, office in March and New Mexico Bank & Trust opened its third branch office in Santa Fe in April. Presently, three new branch office locations are under development or construction in Thornton, Colorado; Gilbert, Arizona and Billings, Montana. Expansion efforts do adversely affect short-term profitability but management believes these investments offer great potential for Heartland’s future profitability.

Heartland’s net interest margin was 4.04% during the first quarter of 2007 compared to 4.22% during the same quarter of 2006. Contributing to this decline was the persistence of an inverted yield curve. Additionally, over 70% of Heartland’s time deposits matured during the past year and the deposits retained were reissued at rates that were significantly greater than the initial rates on the maturing certificates. During the first quarter of 2007, net interest income increased $2.0 million or 8% compared to the same quarter in 2006, due primarily to growth in earning assets. Average earning assets increased from $2.48 billion during the first quarter of 2006 to $2.79 billion during the same quarter in 2007, a change of $313.9 million or 13%. Of significance in comparing the first quarter of 2007 earnings to the first quarter 2006 earnings was the $751 thousand or 64% increase in provision for loan and lease losses due primarily to growth in loans.

Noninterest income increased by $728 thousand or 11% during the first quarter of 2007 compared to the same quarter in 2006. The categories experiencing the largest increases were trust fees, brokerage and insurance commissions and other noninterest income. Recorded in other noninterest income during the first quarter of 2007 was a $250 thousand settlement of a dispute with two former employees at one of our bank subsidiaries. Exclusive of this one-time income item, noninterest income increased $478 thousand or 7% during the quarters under comparison.

For the first quarter of 2007, noninterest expense decreased $359 thousand or 1% in comparison with the same period in 2006. The $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006 was a major factor in the decrease in noninterest expense for the first-quarter comparative period. Exclusive of the judgment, noninterest expense increased $2.0 million or 9% during the first quarter of 2007 compared to the first quarter of 2006. The largest component of noninterest expense, salaries and employee benefits, increased $1.4 million or 11% during the first quarter of 2007 in comparison to the first quarter of 2006. In addition to the merit increases for all salaried employees that are made on January 1 of each year, the growth in salaries and employee benefits expense was primarily the result of additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries, the addition of offices at New Mexico Bank & Trust, Arizona Bank & Trust and Citizens Finance Co. and the formation of Summit Bank & Trust. Total full-time equivalent employees increased to 982 at March 31, 2007, from 938 at March 31, 2006. Costs associated with the expansion efforts have also contributed to increases in occupancy and outside services expense during the first-quarter comparative periods.

At March 31, 2007, total assets reached $3.14 billion, an increase of $78.1 million or 10% annualized since year-end 2006, primarily as a result of strong loan growth. Total loans and leases, including the $20.1 million in loans at the Broadus branch of Rocky Mountain Bank classified on the balance sheet in assets of discontinued operations held for sale, were $2.24 billion at March 31, 2007, an increase of $96.3 million or 18% annualized since year-end 2006. This growth, balanced between our Midwest and Western markets, was an improvement over the $37.8 million or 8% annualized increase in loans experienced during the first quarter of 2006. The commercial and commercial real estate loan category comprised $84.2 million or 87% of the growth in total loans. In order to provide the investing community with a perspective on how the quarterly growth in both loans and deposits equates to performance on an annualized basis, we have reflected the growth rates on these two categories as an annualized percentage. This annualized number was calculated by multiplying the growth percentage for the quarter by four.

Total deposits, including the $30.3 million in deposits at the Broadus branch of Rocky Mountain Bank classified on the balance sheet in liabilities of discontinued operations held for sale, at March 31, 2007, were $2.38 billion, an increase of $68.4 million or 12% annualized since year-end 2006. Excluding brokered deposits, all of Heartland’s subsidiary banks, except for Wisconsin Community Bank, experienced growth in deposits since year-end 2006 with 84% of the growth occurring in our banks located in our Western markets. Demand deposits experienced a decline, in large part, due to normal seasonal fluctuations that many banks experience during the first quarter of the year. As deposit growth lagged loan growth during the first quarter of 2007, brokered time deposit balances were increased. At March 31, 2007, brokered time deposits totaled $118.2 million or 5% of total deposits compared to $100.6 million or 4% of total deposits at year-end 2006.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2007. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.04% during the first quarter of 2007 compared to 4.22% for the first quarter of 2006 and 4.04% for the fourth quarter of 2006. Heartland’s continued expansion into the Western states of New Mexico, Montana, Arizona and Colorado, where net interest margins tend to be higher than those earned in the Midwestern states, has been a contributing factor to achieving a net interest margin above 4.00%. Like most other banks, Heartland is facing pressure on both sides of the balance sheet. A continued inverted yield curve will make it challenging for Heartland to maintain net interest margin at the 4.00% level and management would not be surprised to see it dip below this level over the next few quarters.

Net interest income on a tax-equivalent basis totaled $27.8 million during the first quarter of 2007, an increase of $2.0 million or 8% from the $25.8 million recorded during the first quarter of 2006. Contributing to this increase was a $313.9 million or 13% growth in average earning assets when comparing the first quarter of 2007 to the same quarter in 2006. Also contributing to this improvement was the decline in the percentage of nonearning assets to total average assets from 12% during the first quarter of 2006 to 9% during the first quarter of 2007, due primarily to the assets of discontinued operations which, in addition to the Broadus branch, included ULTEA, Inc. during the first quarter of 2006.

On a tax-equivalent basis, interest income in the first quarter of 2007 totaled $53.3 million compared to $43.6 million in the first quarter of 2006, an increase of $9.7 million or 22%. More than half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans in the portfolios.

Interest expense for the first quarter of 2007 was $25.4 million compared to $17.8 million in the first quarter of 2006, an increase of $7.6 million or 43%. Approximately 72% of Heartland’s certificate of deposit accounts will mature within the next twelve months at a weighted average rate of 4.83%.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During the remainder of 2007, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet will be delayed if rates rise as a highly competitive environment is expected to place undue pressure on deposit costs. Eventually, in a rapidly rising interest rate environment, funding costs should stabilize while asset yields continue to improve. Alternatively, Heartland’s net interest income would likely decline in a falling rate environment. In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income on the loan portfolio, Heartland entered into a two-year floor transaction on a notional $100.0 million in July 2005, a five-year collar transaction on a notional $50.0 million in September 2005 and an additional three-year collar transaction on a notional $50.0 million in April 2006. Additionally, in August 2006, Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement in the amount of $50.0 million bears a variable interest rate that resets quarterly to the 3-month LIBOR rate plus 29.375 basis points. Embedded within this contract is an interest floor option that results when the 3-month LIBOR rate falls to 4.40% or lower. If that situation occurs, the rate paid will be decreased by two times the difference between the 3-month LIBOR rate and 4.40%. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was equivalent to the interest rate being paid on the repurchase agreement contract. Prior to implementation of these transactions, Heartland’s interest rate risk model suggested that a 200 basis point downward shift in rates over a two-year period would decrease Heartland’s net interest margin by 9%. Current modeling suggests that the same 200 basis point downward shift in interest rates would decrease Heartland’s net interest margin by 6%.

On February 1, 2007, Heartland entered into two interest rate cap transactions on a total notional amount of $45.0 million to reduce the potentially negative impact an upward rate environment would have on net interest income. These two-year contracts were acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.50% and were designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with two of its trust preferred capital securities. The cost of these derivative transactions was $90 thousand.

The table below sets forth certain information relating to Heartland’s average consolidated balance sheets and reflects the yield on average earnings assets and the cost of average interest bearing liabilities for the periods indicated. Dividing income or expense by the average balance of assets or liabilities derives such yield and costs. Average balances are derived from daily balances. Nonaccrual loans and loans held for sale are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended March 31, 2007 and 2006 (Dollars in thousands)
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$474,390	$5,297	4.53%	$395,503	$3,883	3.98%
Nontaxable[1]	131,068	2,215	6.85	129,570	2,197	6.88
Total securities	605,458	7,512	5.03	525,073	6,080	4.70
Interest bearing deposits	481	10	8.43	426	5	4.76
Federal funds sold	-	-	-	5,416	59	4.42
Loans and leases:
Commercial and commercial real estate[1]	1,543,366	30,566	8.03	1,353,619	24,258	7.27
Residential mortgage	242,946	4,122	6.88	222,161	3,460	6.32
Agricultural and agricultural real estate[1]	221,634	4,430	8.11	203,913	3,945	7.85
Consumer	193,179	4,985	10.47	180,110	4,251	9.57
Direct financing leases, net	13,727	200	5.91	13,624	201	5.98
Fees on loans	-	1,427	-	-	1,346	-
Less: allowance for loan and lease losses	(30,704)	-	-	(28,119)	-	-
Net loans and leases	2,184,148	45,730	8.49	1,945,308	37,461	7.81
Total earning assets	2,790,087	53,252	7.74%	2,476,223	43,605	7.14%
NONEARNING ASSETS	283,250			321,993
TOTAL ASSETS	$3,073,337			$2,798,216
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$803,973	$5,433	2.74%	$752,136	$3,808	2.05%
Time, $100,000 and over	251,360	2,990	4.82	216,495	2,013	3.77
Other time deposits	868,229	9,875	4.61	776,072	7,106	3.71
Short-term borrowings	314,026	3,811	4.92	202,506	1,858	3.72
Other borrowings	220,209	3,323	6.12	229,081	3,044	5.39
Total interest bearing liabilities	2,457,797	25,432	4.20%	2,176,290	17,829	3.32%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	347,116			329,171
Accrued interest and other liabilities	59,086			102,952
Total noninterest bearing liabilities	406,202			432,123
STOCKHOLDERS’ EQUITY	209,338			189,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,073,337			$2,798,216
Net interest income[1]		$27,820			$25,776
Net interest spread[1]			3.54%			3.82%
Net interest income to total earning assets[1]			4.04%			4.22%
Interest bearing liabilities to earning assets	88.09%			87.89%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. During the first three months of 2007, the provision for loan losses was $1.9 million, an increase of $751 thousand or 64% over the same period in 2006, primarily as a result of loan growth. During the first quarter of 2007, loan growth was $58.5 million greater than it was during the first quarter of 2006. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions would become unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

NONINTEREST INCOME
(Dollars in thousands)
	Three Months Ended
	March 31, 2007	March 31, 2006	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$2,571	$2,569	$2	-%
Loan servicing income	995	980	15	2
Trust fees	2,121	1,817	304	17
Brokerage and insurance commissions	493	379	114	30
Securities gains, net	125	132	(7)	(5)
Gain on trading account securities, net	41	33	8	24
Gains on sale of loans	591	550	41	7
Income on bank owned life insurance	300	289	11	4
Other noninterest income	374	134	240	179
TOTAL NONINTEREST INCOME	$7,611	$6,883	$728	11%

Noninterest income increased by $728 thousand or 11% during the first quarter of 2007 compared to the same quarter in 2006. The categories experiencing the largest increases were trust fees, brokerage and insurance commissions and other noninterest income. Recorded in other noninterest income during the first quarter of 2007 was a $250 thousand settlement of a dispute with two former employees at one of our bank subsidiaries. Exclusive of this one-time income item, noninterest income increased $478 thousand or 7% during the quarters under comparison.

Service charges and fees remained consistent at $2.6 million during the first quarters of both years 2007 and 2006. Included in service charges and fees during the first quarter of 2006 were the fees recorded at HTLF Capital Corp., which were $208 thousand. In June of 2006, the officers of HTLF Capital Corp. left employment with Heartland to join an investment bank. Subsequently, management decided to close the operations of this subsidiary. Exclusive of the fees at HTLF Capital Corp., services charges and fees increased $210 thousand or 9%, primarily as a result of increased overdraft fees. Early in 2006, an overdraft privilege feature was added to our business checking account product line. The expansion of this feature into the business product line, along with growth in the number of checking accounts, resulted in the increased overdraft fees.

Trust fees improved $304 thousand or 17% during the first quarter of 2007 compared to the first quarter of 2006. This increase was attributable to two factors. During the second quarter of 2006, the fee schedule for trust services was adjusted upward. Additionally, the market value of trust assets, upon which a large portion of trust fees are based, increased from $1.42 billion at March 31, 2006, to $1.61 billion at March 31, 2007,

Brokerage and insurance commissions increased $114 thousand or 30% during the first quarter of 2007 compared to the same quarter of 2006. In the fall of 2005, Heartland changed to a different third party marketer of alternative investment products. This change to Independent Financial Marketing Group, Inc., IFMG, greatly enhanced the product offerings Heartland is able to provide its customers. Many of Heartland’s subsidiary banks have begun to more actively promote brokerage and insurance services. Upon Heartland’s arrival in the Denver market, an opportunity to further enhance brokerage and insurance commissions presented itself. Summit Bank & Trust completed the acquisition of a book of business from IFMG on March 9, 2007. The experienced brokers and support staff are now serving their 8,800 investment clients from Summit Bank & Trust’s Broomfield office.

NONINTEREST EXPENSE
(Dollars in thousands)
	Three Months Ended
	March 31, 2007	March 31, 2006	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$14,169	$12,722	$1,447	11%
Occupancy	1,927	1,758	169	10
Furniture and equipment	1,676	1,677	(1)	(-)
Outside services	2,269	2,124	145	7
Advertising	769	951	(182)	(19)
Intangible assets amortization	219	217	2	1
Other noninterest expenses	3,367	5,306	(1,939)	(37)
TOTAL NONINTEREST EXPENSES	$24,396	$24,755	$(359)	(1)%

For the first quarter of 2007, noninterest expense decreased $359 thousand or 1% in comparison with the same period in 2006. The $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006 was a major factor in the decrease in noninterest expense for the first-quarter comparative period. Exclusive of the judgment, noninterest expense increased $2.0 million or 9% during the first quarter of 2007 compared to the first quarter of 2006. Salaries and employee benefits expense made up $1.4 million or 72% of this change.

The largest component of noninterest expense, salaries and employee benefits, increased $1.4 million or 11% during the first quarter of 2007 in comparison to the first quarter of 2006. In addition to the merit increases for all salaried employees that are made on January 1 of each year, the growth in salaries and employee benefits expense was primarily the result of additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries, the addition of offices at New Mexico Bank & Trust, Arizona Bank & Trust and Citizens Finance Co. and the formation of Summit Bank & Trust. Total full-time equivalent employees increased to 982 at March 31, 2007, from 938 at March 31, 2006. Also included in salaries and employee benefits are the expenses recorded as a result of stock options granted, which are generally granted during the first quarter of each year. These expenses are recorded throughout the vesting period of the grants with a larger portion of the expense being recorded during the first quarter of the year due to early retirement provisions within the option agreements.

Heartland has continued to focus efforts on growth opportunities. Wisconsin Community Bank celebrated the opening of its Madison, Wisconsin, office in March 2007 and New Mexico Bank & Trust opened its third branch office in Santa Fe in April 2007. Additionally, three new branch office locations are under development or construction in Thornton, Colorado; Gilbert, Arizona and Billings, Montana. Even though expansion efforts adversely affect short-term profitability, management feels these investments offer great potential for Heartland’s future profitability. Of Heartland’s 56 banking offices, four have been open for less than one year, an additional five have been open for less than two years and two more have been open for less than three years. It is our belief that it generally takes approximately three years for new branch offices to become profitable. Including the additional three offices under construction, Heartland has roughly 25% of its distribution network yet to make a meaningful contribution to earnings. Occupancy expense increased $169 thousand or 10% during the first-quarter comparative periods as a result of continuing expansion efforts. Likewise, fees for outside services increased by $145 thousand or 7% during the same comparative periods also as a result of the ongoing expansion efforts.

Advertising costs decreased $182 thousand or 19% during the first quarter of 2007 compared to the first quarter of 2006. The implementation of a demand deposit acquisition program by a third party provider began during the first quarter of 2006. Costs for the program totaled $270 thousand during the first quarter of 2006. Management discontinued this program during the fourth quarter of 2006.

Other noninterest expenses decreased $1.9 million or 37% for the quarters under comparison. Both of the comparative quarters included expenses of a nonrecurring nature. The first quarter of 2007 included $202 thousand of remaining unamortized issuance costs expensed due to the redemption of $8.0 million of floating rate trust preferred securities. The first quarter of 2006 included the $2.4 million judgment mentioned previously. Exclusive of these two items, other noninterest expenses increased $228 thousand or 8% during the first quarter of 2007 compared to the same quarter in 2006. The following types of expenses classified in the other noninterest expenses category that contributed to the increase were supplies, telephone, software maintenance, software amortization, seminars and other staff expense. These expenses grew primarily as a result of the expansion efforts.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 30.95% for the first quarter of 2007 compared to 28.25% during the first quarter of 2006. Tax-exempt interest income as a percentage of pre-tax income was 21.09% during the first quarter of 2007 compared to 27.50% during the same quarter of 2006. The tax-equivalent adjustment for this tax-exempt interest income was $929 thousand during the first quarter of 2007 compared to $868 thousand during the same quarter in 2006. During the first quarters of both years, low-income housing tax credits were projected to total $225 thousand for the year.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases, including the $20.1 million in loans at the Broadus branch of Rocky Mountain Bank classified on the balance sheet in assets of discontinued operations held for sale, were $2.24 billion at March 31, 2007, an increase of $96.3 million or 18% annualized since year-end 2006. This growth, balanced between our Midwest and Western markets, was a significant improvement over the $37.8 million or 8% annualized increase in loans experienced during the first quarter of 2006. The Heartland subsidiary banks experiencing notable loan growth since year-end 2006 were Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Rocky Mountain Bank, Arizona Bank & Trust and Summit Bank & Trust. Loan growth at Dubuque Bank and Trust Company alone was $40.4 million during the first quarter of 2007. Management is encouraged by the strong loan demand that appears to be continuing into the second quarter of the year and suggesting that the initial forecasted annual loan growth of $200.0 million will be attained prior to year-end.

The commercial and commercial real estate loan category grew by $84.2 million or 23% annualized and made up more than 87% of the overall growth in total loans and leases. Included in this calculation was the $3.2 million in commercial and commercial real estate loans at the Broadus branch classified on the balance sheet in assets of discontinued operations held for sale. This growth was also evenly disbursed between our banks in the Midwest and West. In the Midwest, Dubuque Bank and Trust Company and Wisconsin Community Bank experienced the largest share of the growth with all the banks in the West contributing equally.

The table below presents the composition of the loan portfolio as of March 31, 2007, and December 31, 2006.

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,564,676	70.23%	$1,483,738	68.95%
Residential mortgage	230,128	10.33	225,343	10.47
Agricultural and agricultural real estate	225,353	10.11	233,748	10.86
Consumer	194,538	8.73	194,652	9.05
Lease financing, net	13,273	0.60	14,359	0.67
Gross loans and leases	2,227,968	100.00%	2,151,840	100.00%
Unearned discount	(1,842)		(1,875)
Deferred loan fees	(2,029)		(2,120)
Total loans and leases	2,224,097		2,147,845
Allowance for loan and lease losses	(31,545)		(29,981)
Loans and leases, net	$2,192,552		$2,117,864

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

The allowance for loan and lease losses at March 31, 2007, was 1.42% of loans and 318% of nonperforming loans, compared to 1.40% of loans and 356% of nonperforming loans at December 31, 2006. The provision for loan losses increased $751 thousand or 64% during the first three months of 2007 compared to the first three months of 2006, primarily as a result of the loan growth.

Nonperforming loans were $9.9 million or 0.45% of total loans and leases at March 31, 2007, compared to $8.4 million or 0.39% of total loans and leases at December 31, 2006. The increase in nonperforming loans during the first quarter of 2007 was primarily the result of one large nonperforming loan at Galena State Bank and Trust Company.

During the first quarter of 2007, net charge-offs totaled $362 thousand, of which $125 thousand was attributable to Citizens Finance Co., our finance subsidiary. Similarly, net charge-offs during the first quarter of 2006 totaled $289 thousand, of which $179 thousand was attributable to Citizens. Although we may periodically experience a charge-off of more significance on an individual credit, management feels the credit culture at Heartland and its subsidiary banks stands out as one its core competencies.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$29,981	$27,791
Provision for loan and lease losses from continuing operations	1,926	1,175
Provision for loan and lease losses from discontinued operations	-	(3)
Recoveries on loans and leases previously charged off	364	489
Loans and leases charged off	(726)	(778)
Balance at end of period	$31,545	$28,674
Net charge offs to average loans and leases	0.02%	0.01%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of March 31,		As of December 31,
	2007	2006	2006	2005
Nonaccrual loans and leases	$9,436	$16,115	$8,104	$14,877
Loan and leases contractually past due 90 days or more	494	599	315	115
Total nonperforming loans and leases	9,930	16,714	8,419	14,992
Other real estate	1,689	2,612	1,575	1,586
Other repossessed assets	359	387	349	471
Total nonperforming assets	$11,978	$19,713	$10,343	$17,049
Nonperforming loans and leases to total loans and leases	0.45%	0.84%	0.39%	0.77%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 19% of total assets at March 31, 2007, and 20% at December 31, 2006. Total available for sale securities as of March 31, 2007, were $583.9 million, a decrease of $30.1 million or 5% from December 31, 2006. During the first quarter of 2007, a portion of the proceeds from securities paydowns and maturities was utilized to fund loan growth.

The table below presents the composition of the available for sale securities portfolio by major category as of March 31, 2007, and December 31, 2006. All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES AVAILABLE FOR SALE PORTFOLIO COMPOSITION (Dollars in thousands)
	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$285,849	48.96%	$296,823	48.35%
Mortgage-backed securities	132,601	22.71	134,057	21.83
Obligation of states and political subdivisions	132,900	22.76	135,681	22.10
Other securities	32,524	5.57	47,389	7.72
Total securities available for sale	$583,874	100.00%	$613,950	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at March 31, 2007, were $2.35 billion, an increase of $68.4 million or 12% annualized since year-end 2006. Included in the calculation of this growth was the $30.3 million in deposits at the Broadus branch of Rocky Mountain Bank included on the balance sheet in liabilities of discontinued operations held for sale. Excluding brokered deposits, all of Heartland’s subsidiary banks, except for Wisconsin Community Bank, experienced growth in deposits since year-end 2006 with 84% of the growth occurring in our banks located in our Western markets. Demand deposits experienced a $7.0 million or 8% annualized decline, in large part, due to normal seasonal fluctuations that many banks experience during the first quarter of the year. Included in this calculation were $3.7 million in demand deposits at the Broadus branch held for sale. Savings deposit balances, including $10.3 million at the Broadus branch, increased by $13.0 million or 6% annualized. Time deposits, excluding brokered time deposits, increased $44.9 million or 18% annualized. Included in this calculation were the $16.3 million time deposits at the Broadus branch. As deposit growth lagged loan growth during the first quarter of 2007, brokered time deposit balances were increased. At March 31, 2007, brokered time deposits totaled $118.2 million or 5% of total deposits compared to $100.6 million or 4% of total deposits at year-end 2006.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At of March 31, 2007, the amount of short-term borrowings was $304.3 million, an increase of $28.6 million or 10% since year-end 2006.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $221.2 million at March 31, 2007, compared to $225.9 million at year-end 2006.

Also included in short-term borrowings is the revolving credit line Heartland has with four unaffiliated banks. Under this unsecured revolving credit line, Heartland may borrow up to $75.0 million at any one time. At March 31, 2007, a total of $58.0 million was outstanding on this credit line compared to $35.0 million at December 31, 2006. Additional borrowings were needed during the first quarter of 2007 to provide funding for the redemption of trust preferred securities, the payment of federal income taxes, an injection of additional capital into New Mexico Bank & Trust and treasury stock purchases.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. At of March 31, 2007, the amount of other borrowings was $210.8 million, a decrease of $13.7 million or 6% since year-end 2006. Other borrowings include the $50.0 structured wholesale repurchase agreement entered into in August of 2006 and the balances outstanding on trust preferred capital securities issued by Heartland. On March 19, 2007, Heartland redeemed $8.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust II. A schedule of Heartland’s trust preferred offerings outstanding as of March 31, 2007, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/07	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/30	09/07/10
5,000	06/27/02	3.65% over Libor	9.01%	06/30/32	09/30/07
20,000	10/10/03	8.25%	8.25%	10/10/33	10/10/08
25,000	03/17/04	2.75% over Libor	8.10%	03/17/34	03/17/09
20,000	01/31/06	1.33% over Libor	6.69%	01/31/36	01/31/11
$75,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the bank subsidiaries own FHLB stock in either Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at March 31, 2007, totaled $95.1 million, an increase of $13.9 million or 17% from the December 31, 2006, FHLB borrowings of $81.3 million. Included in the March 31, 2007, FHLB borrowings was $20.0 million of short-term borrowings. These advances were used to fund a portion of the fixed-rate commercial loan growth experienced. Total FHLB borrowings at March 31, 2007, had an average rate of 4.50% and an average maturity of 3.34 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2007, and December 31, 2006, commitments to extend credit aggregated $642.7 million and $651.3 million, and standby letters of credit aggregated $35.4 million and $35.8 million, respectively.

Contractual obligations and other commitments were presented in Heartland’s 2006 Annual Report on Form 10-K. There have been no material changes in Heartland’s contractual obligations and other commitments since that report was filed. The timing and resolution of the $1.5 million unrealized tax benefits associated with the adoption of FASB Interpretation No. 48 can not be reasonably estimated at this time.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$234,168	9.20%	$232,702	9.32%
Tier 1 capital minimum requirement	101,780	4.00%	99,878	4.00%
Excess	$132,388	5.20%	$132,824	5.32%
Total capital	$273,269	10.74%	$279,112	11.18%
Total capital minimum requirement	203,560	8.00%	199,757	8.00%
Excess	$69,709	2.74%	$79,355	3.18%
Total risk-adjusted assets	$2,544,494		$2,496,960
Leverage Capital Ratios[2]
Tier 1 capital	$234,168	7.74%	$232,702	7.74%
Tier 1 capital minimum requirement[3]	121,093	4.00%	120,255	4.00%
Excess	$113,075	3.74%	$112,447	3.74%
Average adjusted assets (less goodwill and other intangible assets)	$3,027,330		$3,006,374

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In April 2007, Heartland entered into separate underwriting commitments to complete a pooled offering of $20.0 million of ten-year fixed rate and $20.0 million of variable rate cumulative trust preferred securities. Issuance of the fixed rate securities is scheduled for settlement on June 21, 2007, and issuance of the variable rate securities is scheduled for June 26, 2007. Heartland intends to use the proceeds from these offerings as a permanent source of funding for general corporate purposes, including replacement of the recent redemption of $8.0 million of higher priced trust preferred securities and the likely redemption of another $5.0 million of trust preferred securities callable on or after September 30, 2007. Interest on the trust preferred securities and subordinated debt to be issued will be payable quarterly in arrears. Maturity of the securities will be in 2037. The fixed rate securities will convert to variable rate after ten years, at which time the securities may be called by Heartland with no penalties. The variable rate securities may be called by Heartland after five years with no penalties. Under current regulatory guidelines, we expect all $40.0 million to qualify as Tier 2 capital.

In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado with the intention to use this office as a springboard to opening a full-service state chartered bank in this market. The bank began operations as Summit Bank & Trust on November 1, 2006. The capital structure of this new bank is very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through March 31, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition, Heartland’s ownership percentage had increased to 90%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors in 2008. The minimum amount payable is the amount originally paid by the minority shareholders plus a compounded annual return of 6%. The maximum amount payable will be based on the greater of the fair value of those shares based upon an appraisal performed by an independent third party or a predetermined range of multiples of the bank’s trailing twelve month earnings. Through March 31, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Expansion projects have been initiated with completion scheduled during the remainder of 2007. Plans are underway for an additional Arizona Bank & Trust site in Gilbert, Arizona for completion during the second quarter of 2007. Additionally, Rocky Mountain Bank is developing plans for a new location in Billings, Montana. Summit Bank & Trust plans to open an additional location in the community of Thornton, Colorado in the second quarter of 2007. Expansion in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States.

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

Net cash outflows from investing activities were $72.7 million during the first three months of 2007 compared to $46.1 million during the first three months of 2006. The proceeds from securities sales, paydowns and maturities was $53.0 million during the first three months of 2007 compared to $15.3 million during the first three months of 2006. Purchases of securities used cash of $23.0 million during the first quarter of 2007 while $9.8 million was used for securities purchases during the first quarter of 2006. During both years, a portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth. The net increase in loans and leases was $99.2 million during the first quarter of 2007 compared to $39.2 million during the first quarter of 2006.

Financing activities provided cash of $80.0 million during the first three months of 2007 compared to a use of cash totaling $633 thousand during the first three months of 2006. During the first quarter of 2007, there was a net increase in deposit accounts of $68.9 million compared to $16.1 million during 2006. Activity in short-term borrowings provided cash of $30.5 million during the first quarter of 2007 compared to a use of cash totaling $21.8 million during the first quarter of 2006. Cash proceeds from other borrowings were $690 thousand during the first quarter of 2007 compared to $20.6 million during the first quarter of 2006. Repayments on other borrowings used cash of $14.4 million during the first three months of 2007 compared to $9.1 million during the first three months of 2006.

Total cash provided by operating activities was $5.8 million during the first quarter of 2007 compared to $14.0 million during the first quarter of 2006. Of these totals, the discontinued operations at the Broadus branch and ULTEA were responsible for $7 thousand during 2007 and $3.3 million during 2006. Proceeds on sales of loans resulted in net cash provided totaling $72.9 million during the first three months of 2007 compared to $65.2 million during the first three months of 2006. Cash used for the payment of income taxes was $7.8 million during the first three months of 2007 compared to $1.8 million during the first three months of 2006. The larger payment in 2007 resulted from the sale of ULTEA during the fourth quarter of 2006 and are reflected in the other line item in the cash flows from operating activities section of the consolidated statements of cash flows.

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

At March 31, 2007, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $75.0 million, of which $58.0 million had been borrowed. A portion of these lines provides funding for the operations of Citizens. At March 31, 2007, the borrowings on this line for Citizens were $15.5 million. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2007, Heartland was in compliance with the covenants contained in the credit agreement.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of Heartland’s and each of its bank subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although management has entered into derivative financial instruments to mitigate the exposure Heartland’s net interest margin has in a downward rate environment, it does not believe that Heartland’s primary market risk exposures and how those exposures have been managed to-date in 2007 changed significantly when compared to 2006.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at March 31, 2007 and 2006, provided the following results:

	2007		2006
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 200 Basis Points	$101,323	(3.20)%	$93,756	(4.61)%
Base	$104,673		$98,289
Up 200 Basis Points	$103,443	(1.17)%	$98,783	0.50%

Year 2
Down 200 Basis Points	$97,887	(6.48)%	$89,170	(9.28)%
Base	$106,617	1.86%	$101,958	3.73%
Up 200 Basis Points	$104,471	(0.19)%	$102,856	4.65%

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2007. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors”, in Heartland’s 2006 Annual Report on Form 10-K. Please refer to that section of Heartland’s Form 10-K for disclosures regarding the risks and uncertainties related to Heartland’s business.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended March 31, 2007, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
01/01/07- 01/31/07	-	-	-	$5,000,000
02/01/07- 02/28/07	140,034	$28.23	140,034	$1,688,050
03/01/07- 03/31/07	36,217	$27.79	36,217	$979,759
Total:	176,251	$28.14	176,251	N/A

(1)
Prior to its meeting on April 17, 2007, Heartland’s board of directors had authorized management to acquire and hold $5.0 million as treasury shares at any one time. Effective April 17, 2007, Heartland’s board of directors authorized management to acquire and hold up to 250,000 shares of common stock as treasury shares at any one time.

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

/s/ John K. Schmidt
By: John K. Schmidt
Executive Vice President
and Chief Financial Officer

Dated: May 10, 2007