Form 10-Q
period 2007-06-30
HEARTLAND FINANCIAL USA INC
filed 2007-08-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 7, 2007, the Registrant had outstanding 16,479,626 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$31,873	$47,753
Federal funds sold and other short-term investments	3,848	1,390
Cash and cash equivalents	35,721	49,143
Securities:
Trading, at fair value	1,769	1,568
Available for sale, at fair value (cost of $589,553 at June 30, 2007, and $612,440 at December 31, 2006)	585,769	613,950
Held to maturity, at cost (fair value of $2,720 at June 30, 2007, and $1,513 at December 31, 2006)	2,656	1,522
Loans held for sale	22,346	50,381
Gross loans and leases:
Held to maturity	2,298,256	2,147,845
Allowance for loan and lease losses	(32,738)	(29,981)
Loans and leases, net	2,265,518	2,117,864
Premises, furniture and equipment, net	115,885	108,567
Other real estate, net	1,941	1,575
Goodwill	40,207	39,817
Other intangible assets, net	8,530	9,010
Cash surrender value on life insurance	33,810	33,371
Other assets	40,264	31,474
TOTAL ASSETS	$3,154,416	$3,058,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$368,234	$371,465
Savings	804,949	822,915
Time	1,194,982	1,117,277
Total deposits	2,368,165	2,311,657
Short-term borrowings	274,141	275,694
Other borrowings	268,758	224,523
Accrued expenses and other liabilities	31,709	36,657
TOTAL LIABILITIES	2,942,773	2,848,531
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,611,671 shares at June 30, 2007, and 16,572,080 shares at December 31, 2006)	16,612	16,572
Capital surplus	38,924	37,963
Retained earnings	163,325	154,308
Accumulated other comprehensive income (loss)	(2,481)	868
Treasury stock at cost (174,212 shares at June 30, 2007, and no shares at December 31, 2006)	(4,737)	-
TOTAL STOCKHOLDERS’ EQUITY	211,643	209,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,154,416	$3,058,242

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
INTEREST INCOME:
Interest and fees on loans and leases	$47,748	$40,824	$93,306	$78,186
Interest on securities:
Taxable	5,267	3,991	10,564	7,874
Nontaxable	1,443	1,469	2,901	2,897
Interest on federal funds sold and other short-term investments	-	41	-	100
Interest on interest bearing deposits in other financial institutions	8	7	18	12
TOTAL INTEREST INCOME	54,466	46,332	106,789	89,069
INTEREST EXPENSE:
Interest on deposits	19,550	14,668	37,848	27,595
Interest on short-term borrowings	3,970	2,316	7,781	4,174
Interest on other borrowings	3,240	3,151	6,563	6,195
TOTAL INTEREST EXPENSE	26,760	20,135	52,192	37,964
NET INTEREST INCOME	27,706	26,197	54,597	51,105
Provision for loan and lease losses	4,268	1,484	6,194	2,659
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	23,438	24,713	48,403	48,446
NONINTEREST INCOME:
Service charges and fees, net	2,855	2,700	5,426	5,269
Loan servicing income	1,040	1,058	2,035	2,038
Trust fees	2,055	1,741	4,176	3,558
Brokerage and insurance commissions	845	510	1,338	889
Securities gains, net	147	229	272	361
Gain (loss) on trading account securities, net	46	(25)	87	8
Gains on sale of loans	856	577	1,447	1,127
Income on bank owned life insurance	317	230	617	519
Other noninterest income	(68)	87	306	221
TOTAL NONINTEREST INCOME	8,093	7,107	15,704	13,990
NONINTEREST EXPENSES:
Salaries and employee benefits	14,210	12,696	28,379	25,418
Occupancy	2,010	1,787	3,937	3,545
Furniture and equipment	1,779	1,717	3,455	3,394
Outside services	2,368	2,557	4,637	4,681
Advertising	1,039	914	1,808	1,865
Intangible assets amortization	192	227	411	444
Other noninterest expenses	3,331	3,118	6,698	8,424
TOTAL NONINTEREST EXPENSES	24,929	23,016	49,325	47,771
INCOME BEFORE INCOME TAXES	6,602	8,804	14,782	14,665
Income taxes	1,965	2,802	4,497	4,458
INCOME FROM CONTINUING OPERATIONS	4,637	6,002	10,285	10,207
Discontinued operations:
Income from discontinued operations before income taxes	2,565	346	2,756	768
Income taxes	1,017	126	1,085	280
INCOME FROM DISCONTINUED OPERATIONS	1,548	220	1,671	488
NET INCOME	$6,185	$6,222	$11,956	$10,695
EARNINGS PER COMMON SHARE – BASIC	$.38	$.38	$.72	$.65
EARNINGS PER COMMON SHARE – DILUTED	$.37	$.37	$.72	$.64
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC	$.28	$.36	$.62	$.62
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS– DILUTED	$.28	$.36	$.62	$.61
CASH DIVIDENDS DECLARED PER COMMON SHARE	$.09	$.09	$.18	$.18

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2006	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812
Net income			10,695			10,695
Unrealized loss on securities available for sale arising during the period				(5,708)		(5,708)
Reclassification adjustment for net security gains realized in net income				(361)		(361)
Unrealized loss on derivatives arising during the period, net of realized losses of $41				(259)		(259)
Income taxes				2,381		2,381
Comprehensive income						6,748
Cash dividends declared:
Common, $0.18 per share			(2,955)			(2,955)
Purchase of 203,919 shares of common stock					(2,267)	(2,267)
Issuance of 230,884 shares of common stock	10	(2,774)			4,489	1,725
Commitments to issue common stock		395				395
Balance at June 30, 2006	$16,557	$37,877	$142,852	$(4,958)	$(870)	$191,458

Balance at January 1, 2007	$16,572	$37,963	$154,308	$868	$-	$209,711
Net income			11,956			11,956
Unrealized loss on securities available for sale arising during the period				(5,022)		(5,024)
Reclassification adjustment for net security gains realized in net income				(272)		(272)
Unrealized loss on derivatives arising during the period, net of realized losses of $66				(144)		(144)
Income taxes				2,089		2,091
Comprehensive income						8,607
Cash dividends declared:
Common, $0.18 per share			(2,939)			(2,939)
Purchase of 230,961 shares of common stock					(6,339)	(6,339)
Issuance of 96,340 shares of common stock	40	49			1,602	1,691
Commitments to issue common stock		912				912
Balance at June 30, 2007	$16,612	$38,924	$163,325	$(2,481)	$(4,737)	$211,643

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,956	$10,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,363	4,079
Provision for loan and lease losses	6,194	2,659
Net amortization of premium on securities	(13)	588
Securities gains, net	(272)	(361)
Increase in trading account securities	(201)	(273)
Stock-based compensation	912	395
Loans originated for sale	(162,027)	(136,681)
Proceeds on sales of loans	163,178	133,867
Net gain on sales of loans	(1,447)	(1,127)
Increase in accrued interest receivable	(1,498)	(1,870)
Increase (decrease) in accrued interest payable	(205)	1,184
Other, net	(14,245)	(6,446)
Net cash provided by operating activities – continuing operations	6,695	6,709
Net cash provided by operating activities – discontinued operations	10	6,412
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,705	13,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	19,169	8,826
Proceeds from the maturity of and principal paydowns on securities available for sale	78,653	42,830
Proceeds from the maturity of and principal paydowns on securities held to maturity	15	-
Purchase of securities available for sale	(74,591)	(48,426)
Purchase of securities held to maturity	(1,157)	-
Net increase in loans and leases	(145,287)	(72,842)
Capital expenditures	(11,316)	(15,289)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	-	(15,015)
Proceeds on sale of OREO and other repossessed assets	154	1,510
Net cash used by investing activities – continuing operations	(134,360)	(98,406)
Net cash provided (used) by investing activities – discontinued operations	22,631	(7,794)
NET CASH USED BY INVESTING ACTIVITIES	(111,729)	(106,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts	(6,455)	40,108
Net increase in time deposit accounts	93,677	53,419
Net increase (decrease) in short-term borrowings	258	(30,120)
Proceeds from other borrowings	62,024	21,693
Repayments of other borrowings	(17,789)	(16,181)
Purchase of treasury stock	(6,339)	(2,267)
Proceeds from issuance of common stock	1,175	382
Excess tax benefits on exercised stock options	515	113
Dividends paid	(2,939)	(2,955)
Net cash provided by financing activities – continuing operations	124,127	64,192
Net cash used by financing activities – discontinued operations	(32,525)	(4,749)
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,602	59,443
Net decrease in cash and cash equivalents	(13,422)	(33,636)
Cash and cash equivalents at beginning of year	49,143	81,021
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,721	$47,385
Supplemental disclosures:
Cash paid for income/franchise taxes	$13,695	$5,587
Cash paid for interest	$52,397	$38,304
Acquisitions:
Net assets acquired	$650	$13,061
Cash paid for acquisition	$50	$18,081
Cash acquired	$-	$3,066
Net cash paid for acquisition	$50	$(15,015)
Common stock issued for acquisition	$-	$-

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended June 30, 2007, are not necessarily indicative of the results expected for the year ending December 31, 2007.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	6/30/07	6/30/06
Income from continuing operations	$4,637	$6,002
Income from discontinued operations	1,548	220
Net income	$6,185	$6,222
Weighted average common shares outstanding for basic earnings per share	16,451	16,541
Assumed incremental common shares issued upon exercise of stock options	193	258
Weighted average common shares for diluted earnings per share	16,644	16,799
Earnings per common share – basic	$0.38	$0.38
Earnings per common share – diluted	$0.37	$0.37
Earnings per common share from continuing operations – basic	$0.28	$0.36
Earnings per common share from continuing operations – diluted	$0.28	$0.36
Earnings per common share from discontinued operations – basic	$0.09	$0.01
Earnings per common share from discontinued operations – diluted	$0.09	$0.01

	Six Months Ended
(Dollars and numbers in thousands, except per share data)	6/30/07	6/30/06
Income from continuing operations	$10,285	$10,207
Income from discontinued operations	1,671	488
Net income	$11,956	$10,695
Weighted average common shares outstanding for basic earnings per share	16,497	16,486
Assumed incremental common shares issued upon exercise of stock options	203	242
Weighted average common shares for diluted earnings per share	16,700	16,728
Earnings per common share – basic	$0.72	$0.65
Earnings per common share – diluted	$0.72	$0.64
Earnings per common share from continuing operations – basic	$0.62	$0.62
Earnings per common share from continuing operations – diluted	$0.62	$0.61
Earnings per common share from discontinued operations – basic	$0.10	$0.03
Earnings per common share from discontinued operations – diluted	$0.10	$0.03

Stock-Based Compensation

Options are typically granted annually with an expiration date ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The standard stock option agreement provides that the options become fully exercisable and expire if not exercised within 6 months of the date of retirement, including early retirement at age 55, provided the officer has provided 10 years of service to Heartland. A summary of the status of the stock options as of June 30, 2007 and 2006, and changes during the six months ended June 30, 2007 and 2006, follows:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	815,300	$14.46	796,650	$12.70
Granted	146,750	29.65	130,750	21.60
Exercised	(81,705)	9.94	(22,200)	8.27
Forfeited	(7,000)	24.00	(7,400)	16.04
Outstanding at June 30	873,345	$17.36	897,800	$14.08
Options exercisable at June 30	413,637	$11.11	483,175	$10.17
Weighted-average fair value of options granted during the six-month periods ended June 30	$7.69		$5.65

At June 30, 2007, the vested options totaled 413,637 shares with a weighted average exercise price of $11.11 per share and a weighted average remaining contractual life of 3.01 years. The intrinsic value for the vested options as of June 30, 2007, was $5.5 million. The intrinsic value for the total of all options exercised during the six months ended June 30, 2007, was $1.2 million, and the total fair value of shares vested during the six months ended June 30, 2007, was $912 thousand. At June 30, 2007, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 606,360.

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

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the yield on the 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the six months ended June 30, 2007, was $812 thousand, with a related tax benefit of $515 thousand. Cash received from options exercised for the six months ended June 30, 2006, was $183 thousand, with a related tax benefit of $113 thousand.

Total compensation costs recorded were $912 thousand and $395 thousand for the six months ended June 30, 2007 and June 30, 2006, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of June 30, 2007, there was $3.4 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2011.

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

In September 2006, the Emerging Issues Task Force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulleting No. 85-4, was ratified. EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, and requires that recognition of the effects of adoption should be by a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. Heartland’s adoption of EITF 06-5 on January 1, 2007, did not have an impact on its consolidated financial statements.

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

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2007, and December 31, 2006, are presented in the table below, in thousands:

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,757	$5,823	$9,757	$5,095
Mortgage servicing rights	5,871	2,279	5,546	1,986
Customer relationship intangible	1,177	173	917	129
Total	$16,805	$8,275	$16,220	$7,210
Unamortized intangible assets		$8,530		$9,010

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2007. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at June 30, 2007, and at December 31, 2006. The fair value of Heartland’s mortgage servicing rights was estimated at $6.5 million and $6.0 million at June 30, 2007, and December 31, 2006, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ending December 31, 2007	$429	$576	$52	$1,057

Year ending December 31,
2008	847	862	104	1,813
2009	748	718	102	1,568
2010	466	575	101	1,142
2011	450	431	99	980
2012	422	287	55	764
Thereafter	572	143	491	1,206

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions during 2006 and 2005, respectively.  On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matures on April 4, 2009.  Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of June 30, 2007, and December 31, 2006, the fair market value of this collar transaction was recorded as an asset of $5 thousand and $59 thousand, respectively.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of June 30, 2007, and December 31, 2006, the fair market value of this collar transaction was recorded as a liability of $107 thousand and $43 thousand, respectively.

For accounting purposes, the two collar transactions above are designated as cash flow hedges of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Heartland’s prime-based loans that reset whenever prime changes.  The hedged transactions for the two hedging relationships are designated as the first prime-based interest payments received by Heartland each calendar month during the term of the collar that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the collar.

Prepayments in the hedged loan portfolios are treated in a manner consistent with the guidance in SFAS 133 Implementation Issue No. G25, Cash Flow hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, which allows the designated forecasted transactions to be the variable, prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations. Based on Heartland’s assessments, both at inception and throughout the life of the hedging relationship, it is probable that sufficient prime-based interest receipts will exist through the maturity dates of the collars.

To reduce the potentially negative impact an upward movement in interest rates would have on its net interest income, Heartland entered into the following two transactions on February 1, 2007. For accounting purposes, these two cap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, above the cap strike rate associated with the interest payments made on $45.0 million of Heartland’s subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV and V) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance will remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments will exist through the maturity date of the caps.

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap has an effective date of February 1, 2007, and a maturity date of January 7, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest deferral feature that is mirrored in the cap transaction. As of June 30, 2007, the fair market value of this cap transaction was recorded as an asset of $23 thousand.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of March 17, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2007, the fair market value of this cap transaction was recorded as an asset of $40 thousand.

For both the collar and cap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.  No significant ineffectiveness was realized on the derivatives qualifying for cash flow hedge accounting for the three and six months ended June 30, 2007.

A portion of the September 19, 2005, collar transaction failed the hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount.  That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of the Broadus branch (see Note 5), which reduced the designated loan pool from $14.3 million to $7.5 million.  This hedge failure resulted in the recognition of a loss of $51 thousand during the quarter ended June 30, 2007, which consists of the mark to market loss on the collar transaction of $36 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $15 thousand. The $14.3 million portion of the September 19, 2005, collar transaction will be accounted for as a free-standing derivative, with changes in fair value recorded immediately on the income statement through noninterest income, until such time that the hedginig relationship is redesignated and meets the requirements for hedge accounting treatment.

For the six months ended June 30, 2007, the change in net unrealized losses of $144 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $57 thousand.  For the six months ended June 30, 2006, the change in net unrealized losses of $259 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $102 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the six months ended June 30, 2007, the change in net unrealized losses on cash flow hedges reflects a reclassification of $30 thousand of net unrealized losses from accumulated other comprehensive income to interest income. For the next twelve months, Heartland estimates that an additional $24 thousand will be reclassified from accumulated other comprehensive income to interest income.

On July 8, 2005, Heartland entered into a two-year interest rate floor transaction on prime at a strike level of 5.50% on a notional amount of $100.0 million. This floor transaction matured on July 8, 2007, and was not replaced upon maturity. Changes in the fair market value of this hedge transaction were recorded through Heartland’s income statement under the other noninterest income category as it was not designated in a formal hedging relationship. The floor contract had no fair market value as of June 30, 2007, and December 31, 2006.

By using derivatives, Heartland is exposed to credit risk if counterparties to derivative instruments do not perform as expected. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments. Furthermore, Heartland also periodically monitors counterparty credit risk in accordance with the provisions of SFAS 133.

NOTE 4: ACQUISITIONS

On March 9, 2007, Heartland completed its acquisition of a book of business from Independent Financial Marketing Group, Inc. (“IFMG”), a subsidiary of Sun Life. The brokers and support staff at the Denver office of IFMG served 8,800 investment clients. Immediately upon the acquisition, the staff relocated to Summit Bank & Trust’s Broomfield, Colorado office. The purchase price of $650 thousand will be paid in installments. The initial payment of $50 thousand was paid at closing. The remaining payments are scheduled for payment as follows: $100 thousand on December 31, 2007, and $125 thousand on December 31, 2008, 2009, 2010 and 2011.  The resultant acquired customer relationship intangible of $260 thousand is being amortized over a period of 5 years. The remaining excess purchase price of $390 thousand was recorded as goodwill.

NOTE 5: DISCONTINUED OPERATIONS

On June 22, 2007, Rocky Mountain Bank, Heartland’s Montana bank subsidiary, completed the sale of its branch banking office in Broadus, Montana. Included in the sale were $20.9 million of loans and $30.2 million of deposits. Heartland recorded a pre-tax gain of $2.4 million as a result of the sale. The branch sale represents a strategic decision on the part of Heartland and Rocky Mountain Bank to identify branch offices of relatively smaller size and greater distance from its primary banking markets for possible divestiture. Neither Rocky Mountain Bank nor Heartland anticipates the divestiture of other Montana banking offices. The results of operations of the branch, including the gain on sale, have been reflected on the income statement as discontinued operations for both the current and prior periods reported. Also included with the results of operations of the Broadus branch on the income statement as discontinued operations for the prior periods are the results of the operations of ULTEA, Inc., Heartland’s fleet leasing subsidiary, which was sold on December 22, 2006.

NOTE 6: INCOME TAXES

Heartland adopted the provisions of FIN 48 on January 1, 2007. The evaluation was performed for those tax years which remain open to audit. Heartland files a consolidated tax return for federal purposes and a separate or consolidated tax return for state purposes dependent upon the state tax regulations. The tax years ended December 31, 2006, 2005, 2004 and 2003, remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2006, 2005, 2004, 2003 and 2002 remain open for examination. As a result of the implementation of FIN 48, Heartland did not recognize any increase or decrease for unrecognized tax benefits. The amount of unrecognized tax benefits on January 1, 2007, and June 30, 2007, was $1.3 million and accrued interest and penalties of $250 thousand for a total of $1.5 million. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. At June 30, 2007, Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months. Wisconsin Community Bank, one of Heartland’s bank subsidiaries, has undergone a franchise tax review for the years ended December 31, 2002 and 2003, and is currently in the process of appealing the field audit report. In dispute is $1.1 million of deducted expenditures, or $126 thousand in taxes, interest and penalties, which have been fully accrued for.

NOTE 7: OTHER BORROWINGS

On March 19, 2007, Heartland Financial Statutory Trust II, a trust subsidiary of Heartland, redeemed all of its $8.0 million variable rate trust preferred securities and its variable rate common securities at a redemption price equal to the $8.00 liquidation amount of each security plus all accrued and unpaid interest per security. The redeemed trust preferred securities were originally issued in 2002. Remaining unamortized issuance costs associated with these securities of $202 thousand were expensed under the noninterest expenses category upon redemption.

On June 21, 2007, Heartland completed an offering of $20.0 million of fixed/variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust VI. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 15, June 15, September 15 and December 15 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 15, 2037. Heartland has the option to shorten the maturity date to a date not earlier than September 15, 2012. If the debentures are redeemed between September 15, 2012, and September 15, 2017, Heartland may be required to pay a “make-whole” premium. On or after September 15, 2017, the debentures are redeemable at par. No underwriting commissions or placement fees were paid in connection with this issuance. For regulatory purposes, all $20.0 million qualified as Tier 2 capital.

On June 26, 2007, Heartland completed an offering of $20.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust VII. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 1, 2037. On or after September 1, 2012, the debentures are redeemable at par. No underwriting commissions or placement fees were paid in connection with this issuance. For regulatory purposes, all $20.0 million qualified as Tier 2 capital. The proceeds on both new these new trust preferred securities issuances will be used as a permanent source of funding for general corporate purposes, including replacement for the redemption of $8.0 million of higher priced trust preferred securities this March and the likely redemption of another $5.0 million of trust preferred securities callable on or after September 30, 2007, future acquisitions and as a source of funding for the operations of Citizens Finance Co., Heartland’s finance company subsidiary.

Heartland currently has seven wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable dates listed in the schedule below.  Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $448 thousand as of June 30, 2007. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of Heartland’s trust preferred offerings outstanding as of June 30, 2007, is as follows:

(Dollars in thousands)
Name	Amount Issued	Interest Rate	Interest Rate as of 6/30/07	Maturity Date	Callable Date

Rocky Mountain Statutory Trust I	$5,155	10.60%	10.60%	09/07/2030	09/07/2010
Heartland Financial Capital Trust II	5,155	3.65% over Libor	9.01%	06/30/2032	09/30/2007
Heartland Financial Statutory Trust III	20,619	8.25%	8.25%	10/10/2033	10/10/2008
Heartland Financial Statutory Trust IV	25,774	2.75% over Libor	8.11%	03/17/2034	03/17/2009
Heartland Financial Statutory Trust V	20,619	1.33% over Libor	6.69%	04/07/2036	04/07/2011
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	06/15/2037	06/15/2012
Heartland Financial Statutory Trust VII	20,619	1.48% over Libor	6.84%	09/01/2037	09/01/2012
	$118,560

For regulatory purposes, $71.3 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of June 30, 2007.

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

On June 22, 2007, Rocky Mountain Bank, our Montana subsidiary, completed the sale of its branch banking office in Broadus, Montana. Included in the sale were $20.9 million of loans and $30.2 million of deposits. The results of operations of the branch have been reflected on the income statement as discontinued operations for both the current and prior periods reported. Also included on the income statement as discontinued operations for the prior periods are the results of operations of ULTEA, Inc., Heartland’s fleet leasing subsidiary, which was sold to ALD Automotive on December 22, 2006. During the second quarter of 2007, income from discontinued operations included a $2.4 million pre-tax gain recorded as a result of the sale of the Broadus branch.

Income from continuing operations was $4.6 million, or $0.28 per diluted share, during the second quarter of 2007 compared to $6.0 million, or $0.36 per diluted share, during the second quarter of 2006. The decrease in earnings from continuing operations primarily resulted from a higher provision for loan losses, which was $4.3 million during the second quarter of 2007 compared to $1.5 million during the second quarter of 2006. This increase was due, in large part, to a charge-off on one credit at Galena State Bank.

Net income of $6.2 million, or $0.37 per diluted share, for the quarter ended June 30, 2007, was consistent with net income of $6.2 million, or $0.37 per diluted share, earned during the second quarter of 2006.  Return on average equity was 11.72% and return on average assets was 0.79% for the second quarter of 2007, compared to 13.10% and 0.87%, respectively, for the same quarter in 2006. The gain on sale of the Broadus branch was more than offset by the additional loan loss provision expense recorded during the second quarter.

Heartland’s second quarter performance indicated both positive trends and some challenges. Net interest margin was maintained above the 4.00% level, growth in noninterest income remained steady and growth in noninterest expenses leveled off. An increase in nonperforming loans and net charge-offs resulted in additional provision for loan and lease losses for the quarter. Noninterest income increased by $1.0 million or 14% during the second quarter of 2007 compared to the same quarter in 2006. The categories experiencing the largest increases were service charges and fees, trust fees, brokerage and insurance commissions and gains on sale of loans. For the second quarter of 2007, noninterest expenses increased $1.9 million or 8% in comparison with the same period in 2006. The largest component of noninterest expenses, salaries and employee benefits, increased $1.5 million or 12% during the second quarter of 2007 in comparison to the second quarter of 2006. This growth in salaries and employee benefits expense was primarily due to additional staffing at Dubuque Bank and Trust Company, the formation and expansion of Summit Bank & Trust and the addition of offices at New Mexico Bank & Trust and Citizens Finance Co.

For the six months ended June 30, 2007, income from continuing operations was $10.3 million, or $0.62 per diluted share, compared to $10.2 million, or $0.61 per diluted share, during the same period in 2006. During the first quarter of 2006, a pre-tax judgment of $2.4 million against Heartland and Wisconsin Community Bank was recorded as noninterest expenses, while a $286 thousand award under a counterclaim was recorded as a loan loss recovery. The net after-tax effect to income from continuing operations for this one-time event was $1.3 million. Exclusive of this expense, Heartland’s income from continuing operations for the first six months of 2006 was $11.5 million, or $0.69 per diluted share. The provision for loan losses for the six-month comparative period was $6.2 million during 2007 compared to $2.7 million during 2006. In addition to the significant charge-off during the second quarter of 2007, the provision for loan losses increased during 2007 as a result of loan growth, an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses.

Net income recorded for the first six months of 2007 was $12.0 million, or $0.72 per diluted share, an increase of $1.3 million or 12% over net income of $10.7 million, or $0.64 per diluted share, recorded during the first six months of 2006. Return on average equity was 11.45% and return on average assets was 0.77% for the first six months of 2007, compared to 11.34% and 0.76%, respectively, for the same period in 2006.

For the first six months of 2007, noninterest income increased $1.7 million or 12% over the same period in 2006, primarily from trust fees, brokerage and insurance commissions and gains on sale of loans. For the six-month period ended June 30, 2007, noninterest expenses increased $1.6 million or 3% when compared to the same six-month period in 2006. Exclusive of the $2.4 million judgment recorded during the first quarter of 2006, noninterest expenses increased $3.9 million or 9% in comparison to the first six months of 2006. Again, the largest contributor to this increase was salaries and employee benefits which grew by $3.0 million or 12% during this six-month comparative period. In addition to staffing increases due to the expansion efforts, merit increases for all salaried employees are made on January 1 of each year. Total full-time equivalent employees increased to 1,004 at June 30, 2007, from 961 at June 30, 2006. Costs associated with the expansion efforts also contributed to increases in occupancy expense during the quarter and six-month comparative periods.

At June 30, 2007, total assets had increased $96.2 million or 6% annualized since year-end 2006, primarily because of loan growth. Total loans and leases were $2.3 billion at June 30, 2007, an increase of $150.4 million or 14% annualized since year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included loans of $20.9 million. The growth in loans was nearly balanced between our Midwestern and Western markets. The commercial and commercial real estate loan category grew by $154.3 million or 21% annualized. Included in this change was the reclassification of $28.3 million of commercial real estate loans at Wisconsin Community Bank from the loans held for sale portfolio to the loans held to maturity portfolio as management intends to hold those loans in its portfolio. In order to provide the investing community with a perspective on how the semi-annual growth in both loans and deposits equates to performance on an annualized basis, throughout this report we have reflected the growth rates on these two categories as an annualized percentage. This annualized number was calculated by multiplying the growth percentage for the first six months of the year by two.

Total deposits at June 30, 2007, were $2.4 billion, an increase of $56.5 million or 5% annualized since year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included deposits of $30.2 million. Nearly all of the growth in deposits occurred in our banks located in our Western markets. Demand deposits experienced a $3.2 million or 2% annualized decline. Savings deposit balances also experienced an $18.0 million or 4% annualized decline. Included in the Broadus branch sale were $3.4 million in demand deposits and $10.6 million in savings deposits. In addition to the loss of deposits due to the branch sale, the decrease in savings deposit balances primarily resulted from the loss of one large deposit account at Dubuque Bank and Trust Company.  Time deposits, excluding brokered time deposits, increased $58.3 million or 11% annualized. Included in this Broadus branch sale were $16.2 million in time deposits. Brokered time deposit balances increased $19.4 million during the first six months of the year, primarily to replace the reduction in balances at Dubuque Bank and Trust Company and Rocky Mountain Bank. At June 30, 2007, brokered time deposits totaled $120.0 million or 5% of total deposits compared to $100.6 million or 4% of total deposits at year-end 2006.

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan by loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks’ boards of directors. Specific factors considered by management in establishing the allowance included the following:

*	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

*	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

*	Heartland has experienced an increase in net charge-offs and nonperforming loans during the most recent quarter.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2007. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.02% during the second quarter of 2007 compared to 4.27% for the second quarter of 2006.  For the first half of 2007, net interest margin, expressed as a percentage of average earning assets, was 4.03% compared to 4.24% for the same six months of 2006. Heartland’s continued expansion into the Western states of New Mexico, Montana, Arizona and Colorado, where net interest margins tend to be higher than those earned in Heartland’s Midwestern states, has been a contributing factor to the maintenance of the net interest margin above 4.00%. The percentage of Heartland’s assets in the West has grown from 40% at June 30, 2006, to 43% at June 30, 2007. Additionally, the pricing discipline being used at all of our subsidiary banks is one in which the focus is less on price and more on the unique value we bring our business and retail clients. Like most other banks, Heartland is facing pressure on both sides of the balance sheet. A continued inverted yield curve will make it challenging for Heartland to maintain net interest margin at the 4.00% level and management expects to see it dip below this level over the next few quarters.

Net interest income on a tax-equivalent basis totaled $28.6 million during the second quarter of 2007, an increase of $1.5 million or 6% from the $27.1 million recorded during the second quarter of 2006. For the six month period ended June 30, 2007, net interest income on a tax-equivalent basis was $56.4 million, an increase of $3.5 million or 7% from the $52.9 million recorded during the same period in 2006. Contributing to these increases was growth in average earning assets of $308.9 million or 12% when comparing the second quarter of 2007 to the same quarter in 2006 and $311.4 million or 12% when comparing the first six months of 2007 to the same six months of 2006. Also contributing to the improvement was the decline in the percentage of nonearning assets to total average assets from 12% during the first and second quarters of 2006 to 9% during the first and second quarters of 2007, due primarily to the assets of discontinued operations which, in addition to the Broadus branch, included ULTEA, Inc. during the first and second quarters of 2006.

On a tax-equivalent basis, interest income in the second quarter of 2007 totaled $55.4 million compared to $47.2 million in the second quarter of 2006, an increase of $8.2 million or 17%. For the first six months of 2007, interest income on a tax-equivalent basis increased $17.8 million or 20% over the same period in 2006. More than half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans in the portfolios.

Interest expense for the second quarter of 2007 was $26.8 million compared to $20.1 million in the second quarter of 2006, an increase of $6.7 million or 33%. On a six-month comparative basis, interest expense increased $14.2 million or 37%. Approximately 75% of Heartland’s certificate of deposit accounts will mature within the next twelve months at a weighted average rate of 4.84%.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During the remainder of 2007, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. Our net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet will be delayed if rates rise as a highly competitive environment is expected to place pressure on deposit costs. Eventually, in a rapidly rising interest rate environment, funding costs should stabilize while asset yields continue to improve. Alternatively, Heartland’s net interest income would likely decline in a falling rate environment. Item three of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations.

In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income on the loan portfolio, Heartland has two derivative transactions currently open: a five-year collar transaction on a notional $50.0 million entered into in September 2005 and a three-year collar transaction on a notional $50.0 million entered into in April 2006. Additionally, in August 2006, Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement in the amount of $50.0 million bears a variable interest rate that resets quarterly to the 3-month LIBOR rate plus 29.375 basis points. Embedded within this contract is an interest floor option that results when the 3-month LIBOR rate falls to 4.40% or lower. If that situation occurs, the rate paid will be decreased by two times the difference between the 3-month LIBOR rate and 4.40%. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was nearly equivalent to the interest rate being paid on the repurchase agreement contract.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended June 30, 2007 and 2006 (Dollars in thousands)
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$457,093	$5,267	4.62%	$392,465	$3,990	4.08%
Nontaxable[1]	130,592	2,191	6.73	132,467	2,262	6.85
Total securities	587,685	7,458	5.09	524,932	6,252	4.78
Interest bearing deposits	804	8	3.99	718	7	3.91
Federal funds sold	-	-	-	3,299	41	4.98
Loans and leases:
Commercial and commercial real estate[1]	1,619,230	32,244	7.99	1,418,541	26,795	7.58
Residential mortgage	247,491	4,208	6.82	222,014	3,640	6.58
Agricultural and agricultural real estate[1]	227,382	4,648	8.20	209,352	4,175	8.00
Consumer	195,322	5,146	10.57	185,570	4,638	10.02
Direct financing leases, net	12,612	189	6.01	13,784	208	6.05
Fees on loans	-	1,484	-	-	1,488	-
Less: allowance for loan and lease losses	(32,686)	-	-	(29,292)	-	-
Net loans and leases	2,269,351	47,919	8.47	2,019,969	40,944	8.13
Total earning assets	2,857,840	$55,385	7.77%	2,548,918	$47,244	7.43%
NONEARNING ASSETS	300,248			334,449
TOTAL ASSETS	$3,158,088			$2,883,367
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$822,832	$5,678	2.77%	$780,438	$4,549	2.34%
Time, $100,000 and over	290,014	3,556	4.92	211,052	2,079	3.95
Other time deposits	879,375	10,316	4.71	802,192	8,040	4.02
Short-term borrowings	319,584	3,970	4.98	223,688	2,316	4.15
Other borrowings	213,151	3,240	6.10	224,746	3,151	5.62
Total interest bearing liabilities	2,524,956	26,760	4.25%	2,242,116	20,135	3.60%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	356,165			343,434
Accrued interest and other liabilities	65,328			107,298
Total noninterest bearing liabilities	421,493			450,732
STOCKHOLDERS’ EQUITY	211,639			190,519
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,158,088			$2,883,367
Net interest income[1]		$28,625			$27,109
Net interest spread[1]			3.52%			3.83%
Net interest income to total earning assets[1]			4.02%			4.27%
Interest bearing liabilities to earning assets	88.35%			87.96%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the six months ended June 30, 2007 and 2006 (Dollars in thousands)
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$465,742	$10,564	4.57%	$393,984	$7,874	4.03%
Nontaxable[1]	130,830	4,406	6.79	131,018	4,457	6.86
Total securities	596,572	14,970	5.06	525,002	12,331	4.74
Interest bearing deposits	642	18	5.65	572	12	4.23
Federal funds sold	-	-	-	4,358	100	4.63
Loans and leases:
Commercial and commercial real estate[1]	1,581,298	62,810	8.01	1,386,080	51,053	7.43
Residential mortgage	245,219	8,330	6.85	222,087	7,100	6.45
Agricultural and agricultural real estate[1]	224,508	9,078	8.15	206,633	8,120	7.92
Consumer	194,251	10,131	10.52	182,840	8,889	9.80
Direct financing leases, net	13,169	389	5.96	13,703	409	6.02
Fees on loans	-	2,911	-	-	2,834	-
Less: allowance for loan and lease losses	(31,695)	-	-	(28,705)	-	-
Net loans and leases	2,226,750	93,649	8.48	1,982,638	78,405	7.97
Total earning assets	2,823,964	$108,637	7.76%	2,512,570	$90,848	7.29%
NONEARNING ASSETS	291,749			328,221
TOTAL ASSETS	$3,115,713			$2,840,791
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$813,402	$11,111	2.75%	$766,287	$8,357	2.20%
Time, $100,000 and over	270,687	6,546	4.88	213,774	4,092	3.86
Other time deposits	873,802	20,191	4.66	789,132	15,146	3.87
Short-term borrowings	316,806	7,781	4.95	213,096	4,174	3.95
Other borrowings	216,679	6,563	6.11	226,914	6,195	5.51
Total interest bearing liabilities	2,491,376	52,192	4.22%	2,209,203	37,964	3.47%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	351,641			336,302
Accrued interest and other liabilities	62,207			105,125
Total noninterest bearing liabilities	413,848			441,427
STOCKHOLDERS’ EQUITY	210,489			190,161
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,115,713			$2,840,791
Net interest income[1]		$56,445			$52,884
Net interest spread[1]			3.54%			3.82%
Net interest income to total earning assets[1]			4.03%			4.24%
Interest bearing liabilities to earning assets	88.22%			87.93%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. During the second quarter of 2007, the provision for loan losses was $4.3 million, an increase of $2.8 million or 188% over the same period in 2006. This increase was due, in large part, to a charge-off of $1.6 million on one credit at Galena State Bank. The provision for loan losses for the six-month comparative period was $6.2 million during 2007 compared to $2.7 million during 2006, an increase of $3.5 million or 133%. In addition to the significant charge-off during the second quarter of 2007, the provision for loan losses increased during 2007 as a result of loan growth, an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses.

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

NONINTEREST INCOME
(Dollars in thousands)
	Three Months Ended
	June 30, 2007	June 30, 2006	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$2,855	$2,700	$155	6%
Loan servicing income	1,040	1,058	(18)	(2)
Trust fees	2,055	1,741	314	18
Brokerage and insurance commissions	845	510	335	66
Securities gains, net	147	229	(82)	(36)
Gain on trading account securities, net	46	(25)	71	(284)
Gains on sale of loans	856	577	279	48
Income on bank owned life insurance	317	230	87	38
Other noninterest income	(68)	87	(155)	(178)
TOTAL NONINTEREST INCOME	$8,093	$7,107	$986	14%

	Six Months Ended
	June 30, 2007	June 30, 2006	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$5,426	$5,269	$157	3%
Loan servicing income	2,035	2,038	(3)	-
Trust fees	4,176	3,558	618	17
Brokerage and insurance commissions	1,338	889	449	51
Securities gains, net	272	361	(89)	(25)
Gain on trading account securities, net	87	8	79	988
Gains on sale of loans	1,447	1,127	320	28
Income on bank owned life insurance	617	519	98	19
Other noninterest income	306	221	85	38
TOTAL NONINTEREST INCOME	$15,704	$13,990	$1,714	12%

Noninterest income increased by $1.0 million or 14% during the second quarter of 2007 compared to the same quarter in 2006. The categories experiencing the largest increases were service charges and fees, trust fees, brokerage and insurance commissions and gains on sale of loans. For the first six months of 2007, noninterest income increased $1.7 million or 12% over the same period in 2006, primarily from trust fees, brokerage and insurance commissions and gains on sale of loans.

Service charges and fees increased $155 thousand or 6% during the quarters under comparison. On a six-month comparative basis, service charges and fees increased $157 thousand or 3%. Included in service charges and fees during the first half of 2006 were the fees recorded at HTLF Capital Corp., which were $226 thousand. In June of 2006, the officers of HTLF Capital Corp. left employment with Heartland to join an investment bank. Subsequently, management decided to close the operations of this subsidiary. Exclusive of the fees at HTLF Capital Corp., service charges and fees increased $383 thousand or 8% for the six-month comparative period, primarily as a result of additional overdraft fees and growth in fees collected for the processing of activity on our automated teller machines and debit cards. Growth in the number of checking accounts has resulted in the increased overdraft fees.

Trust fees improved $314 thousand or 18% during the second quarter of 2007 and $618 thousand or 17% during the first six months of 2007 when compared to the same periods in 2006. These increases were attributable to two factors. During the second quarter of 2006, the fee schedule for trust services was adjusted upward. Additionally, the market value of trust assets, upon which a large portion of trust fees are based, increased from $1.46 billion at June 30, 2006, to $1.67 billion at June 30, 2007.

Brokerage and insurance commissions increased $335 thousand or 66% during the second quarter of 2007 and $449 thousand or 51% during the first six months of 2007 compared to the same periods of 2006. Many of Heartland’s subsidiary banks have begun to more actively promote brokerage and insurance services. Upon Heartland’s arrival in the Denver market, an opportunity to further enhance brokerage and insurance commissions presented itself. Summit Bank & Trust completed the acquisition of personnel and a book of business from IFMG on March 9, 2007. The experienced brokers and support staff are now serving their 8,800 investment clients from Summit Bank & Trust’s Broomfield office.

NONINTEREST EXPENSES
(Dollars in thousands)
	Three Months Ended
	June 30, 2007	June 30, 2006	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$14,210	$12,696	$1,514	12%
Occupancy	2,010	1,787	223	12
Furniture and equipment	1,779	1,717	62	4
Outside services	2,368	2,557	(189)	(7)
Advertising	1,039	914	125	14
Intangible assets amortization	192	227	(35)	(15)
Other noninterest expenses	3,331	3,118	213	7
TOTAL NONINTEREST EXPENSES	$24,929	$23,016	$1,913	8%

	Six Months Ended
	June 30, 2007	June 30, 2006	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$28,379	$25,418	$2,961	12%
Occupancy	3,937	3,545	392	11
Furniture and equipment	3,455	3,394	61	2
Outside services	4,637	4,681	(44)	(1)
Advertising	1,808	1,865	(57)	(3)
Intangible assets amortization	411	444	(33)	(7)
Other noninterest expenses	6,698	8,424	(1,726)	(20)
TOTAL NONINTEREST EXPENSES	$49,325	$47,771	$1,554	3%

For the second quarter of 2007, noninterest expenses increased $1.9 million or 8% in comparison with the same period in 2006. Salaries and employee benefits expense made up $1.5 million or 79% of this change. For the six-month period ended June 30, 2007, noninterest expenses increased $1.6 million or 3% when compared to the same six-month period in 2006. Exclusive of the $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006, noninterest expenses increased $3.9 million or 9% during the first six months of 2007 compared to the first six months of 2006. Salaries and employee benefits expense comprised $3.0 million or 75% of this change for the six-month comparative period.

The largest component of noninterest expenses, salaries and employee benefits, increased $1.5 million or 12% during the second quarter of 2007 in comparison to the second quarter of 2006. This growth in salaries and employee benefits expense was primarily due to additional staffing at Dubuque Bank and Trust Company, the formation and expansion of Summit Bank & Trust and the addition of offices at New Mexico Bank & Trust and Citizens Finance Co. For the six-month comparative periods, salaries and employee benefits expense increased $3.0 million or 12%. In addition to staffing increases due to the expansion efforts, merit increases for all salaried employees are effective on January 1 of each year. Total full-time equivalent employees increased to 1,004 at June 30, 2007, from 961 at June 30, 2006. Also included in salaries and employee benefits are the expenses related to stock options granted, which are usually awarded during the first quarter of each year. These expenses are recorded throughout the vesting period of the grants with a larger portion of the expense being recorded during the first quarter of the year due to early retirement provisions within the option agreements.

Heartland has continued to focus efforts on growth opportunities. Wisconsin Community Bank celebrated the opening of its Madison, Wisconsin, office in March 2007. New Mexico Bank & Trust opened its third branch office in Santa Fe in April 2007 and Summit Bank & Trust opened its second branch office in Thornton, Colorado, in May 2007. Additionally, Rocky Mountain Bank completed construction of its second branch office in Billings, Montana in August 2007 and Arizona Bank & Trust has begun construction of a new branch office location in Gilbert, Arizona targeted for completion during the third quarter of 2007. Even though expansion efforts adversely affect short-term profitability, management feels these investments offer great potential for Heartland’s future profitability. Of Heartland’s 56 banking offices, four have been open for less than one year, an additional six have been open for less than two years and two more have been open for less than three years. It is our belief that it generally takes approximately three years for new branch offices to become profitable. Including the additional three offices under construction, Heartland has roughly 25% of its distribution network yet to make a meaningful contribution to earnings. Occupancy expense increased $223 thousand or 12% during the second-quarter comparative periods and $392 thousand or 11% for the six-month comparative periods as a result of the continuing expansion efforts.

Advertising costs increased $125 thousand or 14% during the second quarter of 2007 compared to the second quarter of 2006, primarily as a result of efforts focused on building our deposit base. On a six-month comparative basis, advertising costs decreased, primarily as a result of the discontinuation of a demand deposit acquisition program that was implemented during the first quarter of 2006. Costs for the program totaled approximately $500 thousand during the first half of 2006. Management discontinued this program during the fourth quarter of 2006.

Other noninterest expenses increased $213 thousand or 7% for the second quarter of 2007 compared to the same quarter of 2006, primarily as a result of the expansion efforts. The following types of expenses are classified in the other noninterest expenses category: supplies, telephone, software maintenance, software amortization, seminars and other staff expense. For the six-month comparative periods, other noninterest expenses decreased $1.7 million or 20%. Both of the comparative six-month periods included expenses of a nonrecurring nature. The first six months of 2007 included $202 thousand of remaining unamortized issuance costs expensed due to the redemption of $8.0 million of floating rate trust preferred securities. The first six months of 2006 included the $2.4 million judgment mentioned previously. Exclusive of these two items, other noninterest expenses increased $453 thousand or 7% during the first half of 2007 compared to the same half in 2006, again, primarily as a result of the expansion efforts.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 32.53% for the second quarter of 2007 compared to 32.00% for the second quarter of 2006.  On a six-month comparative basis, Heartland’s effective tax rate was 31.83% during 2007 and 30.70% during 2006. Tax-exempt interest income as a percentage of pre-tax income was 18.62% during the second quarter of 2007 compared to 18.25% during the same quarter of 2006. For the six-month periods ended June 30, 2007 and 2006, tax-exempt income as a percentage of pre-tax income was 19.57% and 21.42%, respectively. The tax-equivalent adjustment for this tax-exempt interest income was $919 thousand during the second quarter of 2007 compared to $912 thousand during the same quarter in 2006. For the six-month comparative period, the tax-equivalent adjustment for tax-exempt interest income was $1.8 million for both 2007 and 2006. During both years, low-income housing tax credits were projected to total $225 thousand for the year.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.30 billion at June 30, 2007, an increase of $150.4 million or 14% annualized since year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included loans of $20.9 million. This growth, nearly balanced between our Midwest and Western markets, was an improvement over the $124.3 million or 13% annualized increase in loans experienced during the first half of 2006. The Heartland subsidiary banks experiencing notable loan growth so far this year were Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust and Rocky Mountain Bank. At both Dubuque Bank and Trust Company and New Mexico Bank & Trust, loan growth exceeded $40.0 million during the first half of 2007. With the solid loan growth experienced during the first half of the year, management still feels the forecasted annual loan growth of $200.0 million for the year is reasonable, despite efforts to move marginal credits out of Heartland’s loan portfolio.

The commercial and commercial real estate loan category, which grew by $154.3 million or 21% annualized, was the major contributor to the loan growth experienced during the first half of 2007. Included in this change was the reclassification of $28.3 million of commercial real estate loans at Wisconsin Community Bank from the loans held for sale portfolio to the loans held to maturity portfolio as management intends to hold those loans in its portfolio. The sale of the Broadus branch of Rocky Mountain Bank included commercial and commercial real estate loans of $3.1 million. The growth in commercial and commercial real estate loans was also evenly distributed between our banks in the Midwest and West. In the Midwest, Dubuque Bank and Trust Company and Wisconsin Community Bank experienced the largest share of the growth with all of the banks in the West contributing equally.

The table below presents the composition of the loan portfolio as of June 30, 2007, and December 31, 2006.

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,638,076	71.15%	$1,483,738	68.95%
Residential mortgage	224,851	9.77	225,343	10.47
Agricultural and agricultural real estate	228,968	9.94	233,748	10.86
Consumer	198,496	8.62	194,652	9.05
Lease financing, net	11,983	0.52	14,359	0.67
Gross loans and leases	2,302,374	100.00%	2,151,840	100.00%
Unearned discount	(2,053)		(1,875)
Deferred loan fees	(2,065)		(2,120)
Total loans and leases	2,298,256		2,147,845
Allowance for loan and lease losses	(32,738)		(29,981)
Loans and leases, net	$2,265,518		$2,117,864

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

The allowance for loan and lease losses at June 30, 2007, was 1.42% of loans and 172% of nonperforming loans, compared to 1.40% of loans and 356% of nonperforming loans at December 31, 2006. Nonperforming loans were $19.1 million or 0.83% of total loans and leases at June 30, 2007, compared to $8.4 million or 0.39% of total loans and leases at December 31, 2006. The increase in nonperforming loans during the second quarter of 2007 was primarily the result of three nonperforming loans at Wisconsin Community Bank totaling $10.0 million. A majority of the $4.0 million in outstanding balances on two of these loans is covered by government guarantees. Because of the net realizable value of collateral, guarantees and other factors, management expects losses on Heartland’s nonperforming loans during the last half of the year to be more in line with our prior historical experience over the past several years.

During the first half of 2007, net charge-offs totaled $3.3 million compared to $1.1 million during the first half of 2006. The difference from one period to the next is largely attributable to a $1.6 million charge-off on one credit at Galena State Bank. Citizens Finance Co., our finance subsidiary, recorded net charge-offs of $494 thousand during the first half of 2007 compared to $394 thousand during the first half of 2006. Although we may periodically experience a charge-off of more significance on an individual credit, management feels the credit culture at Heartland and its subsidiary banks remains strong. At this point, management believes it is more likely that a shift in the economy in some of our markets, along with possible borrower fraud, has been responsible for the more recent increases in nonperforming loans and subsequent losses on those loans.  Loan officers at the Heartland banks are placing more emphasis on the workout of weaker credits and the generation of deposit growth at this phase in the credit cycle.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30,
	2007	2006
Balance at beginning of period	$29,981	$27,791
Provision for loan and lease losses from continuing operations	6,194	2,659
Provision for loan and lease losses from discontinued operations	-	(2)
Recoveries on loans and leases previously charged off	1,105	694
Loans and leases charged off	(4,404)	(1,792)
Additions related to acquired bank	-	591
Reduction related to discontinued operations	(138)	-
Balance at end of period	$32,738	$29,941
Net charge offs to average loans and leases	0.14%	0.05%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of June 30,		As of December 31,
	2007	2006	2006	2005
Nonaccrual loans and leases	$18,834	$11,817	$8,104	$14,877
Loan and leases contractually past due 90 days or more	225	343	315	115
Total nonperforming loans and leases	19,059	12,160	8,419	14,992
Other real estate	1,941	1,693	1,575	1,586
Other repossessed assets	367	329	349	471
Total nonperforming assets	$21,367	$14,182	$10,343	$17,049
Nonperforming loans and leases to total loans and leases	0.83%	0.59%	0.39%	0.77%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 19% of total assets at June 30, 2007, and 20% at December 31, 2006. Total available for sale securities as of June 30, 2007, were $585.8 million, a decrease of $28.2 million or 5% from December 31, 2006. During the first half of 2007, a portion of the proceeds from securities paydowns and maturities was utilized to fund loan growth.

The table below presents the composition of the available for sale securities portfolio by major category as of June 30, 2007, and December 31, 2006. All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES AVAILABLE FOR SALE PORTFOLIO COMPOSITION (Dollars in thousands)
	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$285,348	48.71%	$296,823	48.35%
Mortgage-backed securities	133,537	22.80	134,057	21.83
Obligation of states and political subdivisions	132,586	22.63	135,681	22.10
Other securities	34,298	5.86	47,389	7.72
Total securities available for sale	$585,769	100.00%	$613,950	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at June 30, 2007, were $2.37 billion, an increase of $56.5 million or 5% annualized since year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included deposits of $30.2 million. Nearly all of the growth in deposits occurred in our banks located in our Western markets. Demand deposits experienced a $3.2 million or 2% annualized decline. Savings deposit balances also experienced an $18.0 million or 4% annualized decline. Included in the Broadus branch sale were $3.4 million in demand deposits and $10.6 million in savings deposits. In addition to the loss of deposits due to the branch sale, the decrease in savings deposit balances primarily resulted from the loss, on a bid basis, of one large deposit account at Dubuque Bank and Trust Company.  Time deposits, excluding brokered time deposits, increased $58.3 million or 11% annualized. Included in this Broadus branch sale were $16.2 million in time deposits. Brokered time deposit balances increased $19.4 million during the first six months of the year, primarily to replace the reduction in balances at Dubuque Bank and Trust Company and Rocky Mountain Bank. At June 30, 2007, brokered time deposits totaled $120.0 million or 5% of total deposits compared to $100.6 million or 4% of total deposits at year-end 2006.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At of June 30, 2007, the amount of short-term borrowings was $274.1 million compared to $275.7 million at year-end 2006.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $210.8 million at June 30, 2007, compared to $225.9 million at year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included repurchase agreement balances of $1.1 million.

Also included in short-term borrowings is the revolving credit line Heartland has with four unaffiliated banks. Under this unsecured revolving credit line, Heartland may borrow up to $60.0 million at any one time. At June 30, 2007, a total of $9.0 million was outstanding on this credit line compared to $35.0 million at December 31, 2006. These borrowings were paid down during the second quarter of 2007 with the proceeds received on the completion of two trust preferred securities offerings.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. At of June 30, 2007, the amount of other borrowings was $268.8 million, an increase of $44.2 million or 20% since year-end 2006. Other borrowings include the $50.0 million structured wholesale repurchase agreement entered into in August of 2006 and the balances outstanding on trust preferred capital securities issued by Heartland. On March 19, 2007, Heartland redeemed $8.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust II. On June 21, 2007, Heartland completed an offering of $20.0 million fixed/variable rate trust preferred securities. On June 26, 2007, Heartland completed a second offering of $20.0 million variable rate trust preferred securities. A schedule of Heartland’s trust preferred offerings outstanding as of June 30, 2007, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/07	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
5,000	06/27/02	3.65% over Libor	9.01%	06/30/2032	09/30/2007
20,000	10/10/03	8.25%	8.25%	10/10/2033	10/10/2008
25,000	03/17/04	2.75% over Libor	8.11%	03/17/2034	03/17/2009
20,000	01/31/06	1.33% over Libor	6.69%	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	06/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	6.84%	09/01/2037	09/01/2012
$115,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the bank subsidiaries own FHLB stock in either Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at June 30, 2007, totaled $103.8 million, an increase of $22.5 million or 28% from the December 31, 2006, FHLB borrowings of $81.3 million. Included in the June 30, 2007, FHLB borrowings was $12.0 million of short-term borrowings. These advances were used to fund a portion of the fixed-rate commercial loan growth experienced. Total FHLB borrowings at June 30, 2007, had an average rate of 4.63% and an average maturity of 3.14 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2007, and December 31, 2006, commitments to extend credit aggregated $657.5 million and $651.3 million, and standby letters of credit aggregated $34.7 million and $35.8 million, respectively.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$239,790	9.17%	$232,702	9.32%
Tier 1 capital minimum requirement	104,549	4.00%	99,878	4.00%
Excess	$135,241	5.17%	$132,824	5.32%
Total capital	$319,708	12.23%	$279,112	11.18%
Total capital minimum requirement	209,098	8.00%	199,757	8.00%
Excess	$110,610	4.23%	$79,355	3.18%
Total risk-adjusted assets	$2,613,722		$2,496,960
Leverage Capital Ratios[2]
Tier 1 capital	$239,790	7.70%	$232,702	7.74%
Tier 1 capital minimum requirement[3]	124,503	4.00%	120,255	4.00%
Excess	$115,287	3.70%	$112,447	3.74%
Average adjusted assets (less goodwill and other intangible assets)	$3,112,584		$3,006,374

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. On June 21, 2007, Heartland completed an offering of $20.0 million of fixed/variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust VI. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 15, June 15, September 15 and  December 15 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 15, 2037. Heartland has the option to shorten the maturity date to a date not earlier than September 15, 2012. If the debentures are redeemed between September 15, 2012, and September 15, 2017, Heartland may be required to pay a “make-whole” premium. On or after September 15, 2017, the debentures are redeemable at par. For regulatory purposes, all $20.0 million qualified as Tier 2 capital.

On June 26, 2007, Heartland completed an offering of $20.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust VII. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 1, June 1, September 1 and  December 1 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 1, 2037. On or after September 1, 2012, the debentures are redeemable at par. For regulatory purposes, all $20.0 million qualified as Tier 2 capital. The proceeds on both  these new trust preferred securities issuances will be used as a permanent source of funding for general corporate purposes, including replacement for the redemption of $8.0 million of higher priced trust preferred securities this March and the likely redemption of another $5.0 million of trust preferred securities callable on or after September 30, 2007, and future acquisitions.

In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado with the intention to use this office as a springboard to opening a full-service state chartered bank in this market. The bank began operations as Summit Bank & Trust on November 1, 2006. The capital structure of this new bank is very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through June 30, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition, Heartland’s ownership percentage had increased to 90%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the investor's sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater.  Through June 30, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Expansion projects have been initiated with completion scheduled during the remainder of 2007. Construction was completed in August 2007 on Rocky Mountain Bank’s second location in Billings, Montana. An additional Arizona Bank & Trust branch location is under construction in Gilbert, Arizona with completion targeted for the third quarter of 2007. Additionally, Summit Bank & Trust continues to pursue other expansion opportunities in the northern front range area of Denver, Colorado, with a goal of operating at least three offices within its first three years of operations. Expansion in the West is consistent with our long-range goal to have at least 50% of our assets in this fast growing region of the United States.

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. Although the vast majority of our expansion has been in the West, we continue to pursue attractive growth markets wherever we can find professional banking talent. We are currently in the process of moving forward with plans for entry into the Minneapolis, Minnesota market. As we did with Summit Bank & Trust, we plan to establish a foothold via a loan production office, followed by an application for a new state banking charter. This de novo expansion will represent Heartland’s tenth independent community bank charter.  Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

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

Investing activities from continuing operations used cash of $134.4 million during the first six months of 2007 compared to $98.4 million during the first six months of 2006. The proceeds from securities sales, paydowns and maturities was $97.8 million during the first six months of 2007 compared to $51.7 million during the first six months of 2006. Purchases of securities used cash of $75.7 million during the first half of 2007 while $48.4 million was used for securities purchases during the first half of 2006. A larger portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth during the first six months of 2007. The net increase in loans and leases was $145.3 million during the first half of 2007 compared to $72.8 million during the first half of 2006.

Financing activities from continuing operations provided cash of $124.1 million during the first six months of 2007 compared to $64.2 million during the first six months of 2006. During the first half of 2007, there was a net increase in deposit accounts of $87.2 million compared to $93.5 million during 2006. Activity in short-term borrowings provided cash of $258 thousand during the first half of 2007 compared to a use of cash totaling $30.1 million during the first half of 2006. Cash proceeds from other borrowings were $62.0 million during the first half of 2007 compared to $21.7 million during the first half of 2006.

Total cash provided by operating activities from continuing operations was consistent at $6.7 million during the first six months of 2007 and 2006. Cash used for the payment of income taxes was $13.7 million during the first half of 2007 compared to $5.6 million during the first half of 2006. The larger payment in 2007 resulted from the sale of ULTEA during the fourth quarter of 2006.

The totals previously discussed did not include the cash flows related to the discontinued operations at the Broadus branch and ULTEA. Net cash provided from investing activities of discontinued operations of the Broadus branch was $22.6 million during the first six months of 2007. For the first six months of 2006, the investing activities from discontinued operations used cash of $7.8 million and includes the Broadus branch and ULTEA. During the first half of 2007, financing activities from the discontinued operations of the Broadus branch used cash of $32.5 million. During the same period in 2006, the discontinued operations of both the Broadus branch and ULTEA used cash from financing activities of $4.7 million. Relative to operating activities, cash provided from the discontinued operations of the Broadus branch was $10 thousand during the first six months of 2007. For the same period in 2006, the discontinued operations of both Broadus and ULTEA provided cash from operating activities of $6.4 million.

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

At June 30, 2007, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $60.0 million, of which $9.0 million had been borrowed. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2007, Heartland was in compliance with the covenants contained in the credit agreement.

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

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at June 30, 2007 and 2006, provided the following results:

	2007		2006
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 200 Basis Points	$99,366	(3.10)%	$93,887	(3.95)%
Base	$102,542		$97,747
Up 200 Basis Points	$102,169	(0.36)%	$97,214	(0.55)%

Year 2
Down 200 Basis Points	$95,327	(7.04)%	$88,682	(9.27)%
Base	$104,109	1.53%	$100,199	2.51%
Up 200 Basis Points	$103,747	1.18%	$99,803	2.10%

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended June 30, 2007, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
04/01/07- 04/30/07	27,000	$26.21	27,000	$2,551,101
05/01/07- 05/31/07	20,998	$24.56	20,998	$1,805,666
06/01/07- 06/30/07	6,712	$23.33	6,712	$1,841,648
Total:	54,710	$25.23	54,710	N/A

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Heartland’s annual meeting of stockholders was held on May 16, 2007. At the meeting, Mark C. Falb, James R. Hill and John K. Schmidt were elected to serve as Class II directors (term expires in 2010). Continuing as Class I directors (term expires in 2009) are Lynn B. Fuller and John W. Cox, Jr. Continuing as Class III directors (term expires in 2008) are James F. Conlan and Thomas L. Flynn. Additionally, the stockholders approved the appointment of KPMG LLP as Heartland's independent registered public accountants for the year ending December 31, 2007.

There were 16,489,054.626 issued and outstanding shares of common stock entitled to vote at the annual meeting.  The voting results on the above described items were as follows:

Election of Directors
	For	Withheld
Mark C. Falb	13,765,568.303	114,484.002
James R. Hill	13,760,374.303	119,678.002
John K. Schmidt	13,738,893.303	141,159.002

	For	Against	Abstain	Broker Non-Votes
Appointment of KPMG LLP	13,833,905.604	21,570.947	24,575.754	2,609,002.321

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	Amended and Restated Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank, Wells Fargo and U.S. Bank, N.A. dated as of June 8, 2007.
10.2	Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 21, 2007.
10.3	Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 9, 2007