Form 10-Q
period 2007-09-30
HEARTLAND FINANCIAL USA INC
filed 2007-11-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 8, 2007, the Registrant had outstanding 16,447,779 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$31,178	$47,753
Federal funds sold and other short-term investments	413	1,390
Cash and cash equivalents	31,591	49,143
Securities:
Trading, at fair value	2,039	1,568
Available for sale, at fair value (cost of $640,265 at September 30, 2007, and $612,440 for December 31,2006)	643,655	613,950
Held to maturity, at cost (fair value of $2,679 at September 30, 2007, and $1,513 at December 31, 2006)	2,643	1,522
Loans held for sale	16,267	50,381
Gross loans and leases:
Held to maturity	2,274,119	2,147,845
Allowance for loan and lease losses	(31,438)	(29,981)
Loans and leases, net	2,242,681	2,117,864
Premises, furniture and equipment, net	119,461	108,567
Other real estate, net	2,129	1,575
Goodwill	40,207	39,817
Other intangible assets, net	8,378	9,010
Cash surrender value on life insurance	54,936	33,371
Other assets	38,468	31,474
TOTAL ASSETS	$3,202,455	$3,058,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$367,617	$371,465
Savings	850,845	822,915
Time	1,202,814	1,117,277
Total deposits	2,421,276	2,311,657
Short-term borrowings	256,822	275,694
Other borrowings	268,716	224,523
Accrued expenses and other liabilities	33,366	36,657
TOTAL LIABILITIES	2,980,180	2,848,531
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,611,671 shares at September 30, 2007, and 16,572,080 shares at December 31, 2006)	16,612	16,572
Capital surplus	37,345	37,963
Retained earnings	168,778	154,308
Accumulated other comprehensive income	2,198	868
Treasury stock at cost (119,426 shares at September 30, 2007, and no shares at December 31, 2006)	(2,658)	-
TOTAL STOCKHOLDERS’ EQUITY	222,275	209,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,202,455	$3,058,242

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
INTEREST INCOME:
Interest and fees on loans and leases	$47,406	$43,664	$140,712	$121,850
Interest on securities:
Taxable	5,446	4,591	16,010	12,465
Nontaxable	1,513	1,441	4,414	4,338
Interest on federal funds sold and other short-term investments	310	64	310	164
Interest on interest bearing deposits in other financial institutions	2	4	20	16
TOTAL INTEREST INCOME	54,677	49,764	161,466	138,833
INTEREST EXPENSE:
Interest on deposits	20,477	16,862	58,325	44,457
Interest on short-term borrowings	2,764	2,702	10,545	6,876
Interest on other borrowings	4,199	3,348	10,762	9,543
TOTAL INTEREST EXPENSE	27,440	22,912	79,632	60,876
NET INTEREST INCOME	27,237	26,852	81,834	77,957
Provision for loan and lease losses	575	1,381	6,769	4,040
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	26,662	25,471	75,065	73,917
NONINTEREST INCOME:
Service charges and fees, net	2,861	3,085	8,287	8,354
Loan servicing income	1,068	1,150	3,103	3,188
Trust fees	2,089	1,774	6,265	5,332
Brokerage and insurance commissions	820	450	2,158	1,339
Securities gains, net	31	67	303	428
Gain (loss) on trading account securities, net	(7)	53	80	61
Impairment loss on equity securities	-	(76)	-	(76)
Gains on sale of loans	604	551	2,051	1,678
Income on bank owned life insurance	595	250	1,212	769
Other noninterest income	(145)	197	161	418
TOTAL NONINTEREST INCOME	7,916	7,501	23,620	21,491
NONINTEREST EXPENSES:
Salaries and employee benefits	14,301	13,039	42,680	38,457
Occupancy	2,004	1,828	5,941	5,373
Furniture and equipment	1,669	1,593	5,124	4,987
Outside services	2,374	2,273	7,011	6,954
Advertising	886	998	2,694	2,863
Intangible assets amortization	241	249	652	693
Other noninterest expenses	3,272	3,180	9,970	11,604
TOTAL NONINTEREST EXPENSES	24,747	23,160	74,072	70,931
INCOME BEFORE INCOME TAXES	9,831	9,812	24,613	24,477
Income taxes	2,906	3,207	7,403	7,665
INCOME FROM CONTINUING OPERATIONS	6,925	6,605	17,210	16,812
Discontinued operations:
Income from discontinued operations before income taxes	-	423	2,756	1,191
Income taxes	-	154	1,085	434
INCOME FROM DISCONTINUED OPERATIONS	-	269	1,671	757
NET INCOME	$6,925	$6,874	$18,881	$17,569
EARNINGS PER COMMON SHARE – BASIC	$.42	$.42	$1.15	$1.06
EARNINGS PER COMMON SHARE – DILUTED	$.42	$.41	$1.14	$1.05
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC	$.42	$.40	$1.04	$1.02
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS– DILUTED	$.42	$.39	$1.04	$1.00
CASH DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18	$.27	$.27

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2006	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812
Net income			17,569			17,569
Unrealized gain on securities available for sale arising during the period				2,147		2,147
Reclassification adjustment for net security gains realized in net income				(352)		(352)
Unrealized gain on derivatives arising during the period, net of realized losses of $97				136		136
Income taxes				(726)		(726)
Comprehensive income						18,774
Cash dividends declared:
Common, $0.27 per share			(4,430)			(4,430)
Purchase of 142,368 shares of common stock					(3,357)	(3,357)
Issuance of 282,219 shares of common stock	10	(3,207)			5,751	2,554
Commitments to issue common stock		630				630
Balance at September 30, 2006	$16,557	$37,679	$148,251	$194	$(698)	$201,983

Balance at January 1, 2007	$16,572	$37,963	$154,308	$868	$-	$209,711
Net income			18,881			18,881
Unrealized gain on securities available for sale arising during the period				2,183		2,183
Reclassification adjustment for net security gains realized in net income				(303)		(303)
Unrealized gain on derivatives arising during the period, net of realized losses of $73				235		235
Income taxes				(785)		(785)
Comprehensive income						20,211
Cash dividends declared:
Common, $0.27 per share			(4,411)			(4,411)
Purchase of 303,786 shares of common stock					(7,832)	(7,832)
Issuance of 184,360 shares of common stock	40	(1,801)			5,174	3,413
Commitments to issue common stock		1,183				1,183
Balance at September 30, 2007	$16,612	$37,345	$168,778	$2,198	$(2,658)	$222,275

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,881	$17,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,635	5,914
Provision for loan and lease losses	6,769	4,040
Net amortization of premium on securities	143	785
Securities gains, net	(303)	(428)
Increase in trading account securities	(471)	(961)
Loss on impairment of equity securities	-	76
Stock-based compensation	1,183	630
Loans originated for sale	(233,626)	(207,328)
Proceeds on sales of loans	241,460	207,190
Net gain on sales of loans	(2,051)	(1,678)
Increase in accrued interest receivable	(422)	(5,037)
Increase (decrease) in accrued interest payable	(745)	1,528
Other, net	(16,702)	(8,561)
Net cash provided by operating activities – continuing operations	20,751	13,739
Net cash provided by operating activities – discontinued operations	10	9,856
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,761	23,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	36,897	9,158
Proceeds from the maturity of and principal paydowns on securities available for sale	118,820	59,892
Proceeds from the maturity of and principal paydowns on securities held to maturity	24	-
Purchase of securities available for sale	(183,024)	(123,709)
Purchase of securities held to maturity	(1,157)	-
Net increase in loans and leases	(121,548)	(120,867)
Purchase of bank-owned life insurance policies	(20,500)	-
Capital expenditures	(16,925)	(18,366)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	-	(15,015)
Proceeds on sale of OREO and other repossessed assets	359	1,869
Net cash used by investing activities – continuing operations	(187,054)	(207,038)
Net cash provided (used) by investing activities – discontinued operations	22,631	(12,810)
NET CASH USED BY INVESTING ACTIVITIES	(164,423)	(219,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	38,824	42,885
Net increase in time deposit accounts	101,509	88,476
Net increase (decrease) in short-term borrowings	(17,061)	17,014
Proceeds from other borrowings	62,114	71,661
Repayments of other borrowings	(17,921)	(47,315)
Purchase of treasury stock	(7,832)	(3,357)
Proceeds from issuance of common stock	2,568	936
Excess tax benefits on exercised stock options	845	388
Dividends paid	(4,411)	(4,430)
Net cash provided by financing activities – continuing operations	158,635	166,258
Net cash used by financing activities – discontinued operations	(32,525)	(5,543)
NET CASH PROVIDED BY FINANCING ACTIVITIES	126,710	160,715
Net decrease in cash and cash equivalents	(17,552)	(35,538)
Cash and cash equivalents at beginning of year	49,143	81,021
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,591	$45,483
Supplemental disclosures:
Cash paid for income/franchise taxes	$16,668	$8,131
Cash paid for interest	$80,377	$59,908
Acquisitions:
Net assets acquired	$650	$13,061
Cash paid for acquisition	$-	$18,081
Cash acquired	$-	$3,066
Net cash paid for acquisition	$50	$(15,015)
Common stock issued for acquisition	$-	$-

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim periods ended September 30, 2007, are not necessarily indicative of the results expected for the year ending December 31, 2007.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and 2006, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	Sept. 30, 2007	Sept. 30, 2006
Income from continuing operations	$6,925	$6,605
Income from discontinued operations	-	269
Net income	$6,925	$6,874
Weighted average common shares outstanding for basic earnings per share	16,447	16,522
Assumed incremental common shares issued upon exercise of stock options	97	254
Weighted average common shares for diluted earnings per share	16,544	16,776
Earnings per common share – basic	$0.42	$0.42
Earnings per common share – diluted	$0.42	$0.41
Earnings per common share from continuing operations – basic	$0.42	$0.40
Earnings per common share from continuing operations – diluted	$0.42	$0.39
Earnings per common share from discontinued operations – basic	$-	$0.02
Earnings per common share from discontinued operations – diluted	$-	$0.02

	Nine Months Ended
(Dollars and numbers in thousands, except per share data)	Sept. 30, 2007	Sept. 30, 2006
Income from continuing operations	$17,210	$16,812
Income from discontinued operations	1,671	757
Net income	$18,881	$17,569
Weighted average common shares outstanding for basic earnings per share	16,487	16,498
Assumed incremental common shares issued upon exercise of stock options	133	232
Weighted average common shares for diluted earnings per share	16,620	16,730
Earnings per common share – basic	$1.15	$1.06
Earnings per common share – diluted	$1.14	$1.05
Earnings per common share from continuing operations – basic	$1.04	$1.02
Earnings per common share from continuing operations – diluted	$1.04	$1.00
Earnings per common share from discontinued operations – basic	$0.10	$0.05
Earnings per common share from discontinued operations – diluted	$0.10	$0.05

Stock-Based Compensation

Options are typically granted annually with an expiration date ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The standard stock option agreement provides that the options become fully exercisable and expire if not exercised within 6 months of the date of retirement, including early retirement at age 55, provided the officer has provided 10 years of service to Heartland. A summary of the status of the stock options as of September 30, 2007 and 2006, and changes during the nine months ended September 30, 2007 and 2006, follows:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	815,300	$14.46	796,650	$12.70
Granted	146,750	29.65	130,750	21.60
Exercised	(194,788)	9.86	(65,825)	8.09
Forfeited	(14,500)	25.24	(15,900)	16.87
Outstanding at September 30	752,762	$18.40	845,675	$14.36
Options exercisable at September 30	300,554	$11.60	438,050	$10.38
Weighted-average fair value of options granted during the nine-month periods ended September 30	$7.69		$5.65

At September 30, 2007, the vested options totaled 300,554 shares with a weighted average exercise price of $11.60 per share and a weighted average remaining contractual life of 3.44 years. The intrinsic value for the vested options as of September 30, 2007, was $2.7 million. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2007, was $2.1 million, and the total fair value of shares vested during the nine months ended September 30, 2007, was $1.2 million. At September 30, 2007, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 613,860.

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

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the yield on the 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the nine months ended September 30, 2007, was $1.9 million, with a related tax benefit of $845 thousand. Cash received from options exercised for the nine months ended September 30, 2006, was $533 thousand, with a related tax benefit of $388 thousand.

Total compensation costs recorded were $1.2 million and $630 thousand for the nine months ended September 30, 2007 and September 30, 2006, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of September 30, 2007, there was $3.1 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2011.

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

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2007, and December 31, 2006, are presented in the table below, in thousands:

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,757	$6,037	$9,757	$5,095
Mortgage servicing rights	6,115	2,434	5,546	1,986
Customer relationship intangible	1,177	200	917	129
Total	$17,049	$8,671	$16,220	$7,210
Unamortized intangible assets		$8,378		$9,010

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2007. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at September 30, 2007, and at December 31, 2006. The fair value of Heartland’s mortgage servicing rights was estimated at $6.7 million and $6.0 million at September 30, 2007, and December 31, 2006, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ending December 31, 2007	$214	$275	$26	$515

Year ending December 31,
2008	847	973	104	1,924
2009	748	811	102	1,661
2010	466	649	101	1,216
2011	450	487	98	1,035
2012	422	324	55	801
Thereafter	573	162	491	1,226

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions during 2006 and 2005, respectively.  On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matures on April 4, 2009.  Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of September 30, 2007, and December 31, 2006, the fair market value of this collar transaction was recorded as an asset of $202 thousand and $59 thousand, respectively.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of September 30, 2007, the fair market value of this collar transaction was recorded as an asset of $112 thousand. As of December 31, 2006, the fair market value of this collar transaction was recorded as a liability of $43 thousand.

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

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap has an effective date of February 1, 2007, and a maturity date of January 7, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest deferral feature that is mirrored in the cap transaction. As of September 30, 2007, the fair market value of this cap transaction was recorded as an asset of $5 thousand.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of March 17, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2007, the fair market value of this cap transaction was recorded as an asset of $22 thousand.

For both the collar and cap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness. No significant ineffectiveness was realized on the derivatives qualifying for cash flow hedge accounting for the three and nine months ended September 30, 2007 and 2006.

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of the Broadus branch (see Note 5), which reduced the designated loan pool from $14.3 million to $7.5 million. This hedge failure resulted in the recognition of a loss of $51 thousand during the quarter ended June 30, 2007, which consists of the mark to market loss on the collar transaction of $36 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $15 thousand. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. Since the fair value of the collar transaction was zero on the redesignation date, a mark to market gain of $36 thousand was recorded as other noninterest income during the period from June 30, 2007, to August 17, 2007. As was the case at origination, the redesignation remains as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. On September 30, 2007, this portion of the collar transaction demonstrated retrospective hedge effectiveness.

For the nine months ended September 30, 2007, the change in net unrealized gains of $235 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $87 thousand.  For the nine months ended September 30, 2006, the change in net unrealized gains of $136 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $51 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the nine months ended September 30, 2007, the change in net unrealized losses on cash flow hedges reflects a reclassification of $45 thousand of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $9 thousand will be reclassified from accumulated other comprehensive income to interest income.

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

NOTE 6: INCOME TAXES

Heartland adopted the provisions of FIN 48 on January 1, 2007. The evaluation was performed for those tax years which remain open to audit. Heartland files a consolidated tax return for federal purposes and a separate or consolidated tax return for state purposes dependent upon the state tax regulations. The tax years ended December 31, 2006, 2005, 2004 and 2003, remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2006, 2005, 2004, 2003 and 2002 remain open for examination. As a result of the implementation of FIN 48, Heartland did not recognize any increase or decrease for unrecognized tax benefits. The amount of unrecognized tax benefits on January 1, 2007, and September 30, 2007, was $1.3 million and accrued interest and penalties of $250 thousand for a total of $1.5 million. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. At September 30, 2007, Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months. Wisconsin Community Bank, one of Heartland’s bank subsidiaries, has undergone a franchise tax review for the years ended December 31, 2002 and 2003, and is currently in the process of appealing the field audit report. In dispute is $1.1 million of deducted expenditures, or $126 thousand in taxes, interest and penalties, which have been fully accrued for.

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

On June 21, 2007, Heartland completed an offering of $20.0 million of fixed/variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust VI. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 15, June 15, September 15 and December 15 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 15, 2037. Heartland has the option to shorten the maturity date to a date not earlier than June 15, 2012. If the debentures are redeemed between June 15, 2012, and June 15, 2017, Heartland may be required to pay a “make-whole” premium. On or after June 15, 2017, the debentures are redeemable at par. No underwriting commissions or placement fees were paid in connection with this issuance. For regulatory purposes, all $20.0 million qualified as Tier 2 capital.

On June 26, 2007, Heartland completed an offering of $20.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust VII. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 1, 2037. On or after September 1, 2012, the debentures are redeemable at par. No underwriting commissions or placement fees were paid in connection with this issuance. For regulatory purposes, all $20.0 million qualified as Tier 2 capital. The proceeds on both of these new trust preferred securities issuances has been used as a permanent source of funding for general corporate purposes, including replacement for the redemption of $8.0 million of higher priced trust preferred securities in March 2007 and the redemption of another $5.0 million of trust preferred securities on October 1, 2007, future acquisitions and as a source of funding for the operations of Citizens Finance Co., Heartland’s finance company subsidiary.

Heartland currently has seven wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable dates listed in the schedule below.  Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $306 thousand as of September 30, 2007. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of Heartland’s trust preferred offerings outstanding as of September 30, 2007, is as follows:

(Dollars in thousands)
Name	Amount Issued	Interest Rate	Interest Rate as of 9/30/07	Maturity Date	Callable Date

Rocky Mountain Statutory Trust I	$5,155	10.60%	10.60%	09/07/2030	09/07/2010
Heartland Financial Capital Trust II	5,155	3.65% over Libor	9.01%	06/30/2032	09/30/2007
Heartland Financial Statutory Trust III	20,619	8.25%	8.25%	10/10/2033	10/10/2008
Heartland Financial Statutory Trust IV	25,774	2.75% over Libor	8.44%	03/17/2034	03/17/2009
Heartland Financial Statutory Trust V	20,619	1.33% over Libor	6.69%	04/07/2036	04/07/2011
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	09/15/2037	06/15/2012
Heartland Financial Statutory Trust VII	20,619	1.48% over Libor	7.06%	09/01/2037	09/01/2012
	$118,560

For regulatory purposes, $73.3 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of September 30, 2007.

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

Net income of $6.9 million, or $0.42 per diluted share, for the quarter ended September 30, 2007, was consistent with net income of $6.9 million, or $0.41 per diluted share, earned during the third quarter of 2006.  Return on average equity was 12.72% and return on average assets was 0.86% for the third quarter of 2007, compared to 13.93% and 0.91%, respectively, for the same quarter in 2006.

The sale of Rocky Mountain Bank’s branch banking office in Broadus, Montana, was completed on June 22, 2007.  Included in the sale were $20.9 million of loans and $30.2 million of deposits. The results of operations of the branch have been reflected on the income statement as discontinued operations for the prior periods reported. Also included on the income statement as discontinued operations for the prior periods are the results of operations of ULTEA, Inc., Heartland’s fleet leasing subsidiary, which was sold to ALD Automotive on December 22, 2006.

Income from continuing operations was $6.9 million, or $0.42 per diluted share, during the third quarter of 2007 compared to $6.6 million, or $0.39 per diluted share, during the third quarter of 2006. This increase in earnings from continuing operations was primarily a result of a lower provision for loan losses, which was $575 thousand during the third quarter of 2007 compared to $1.4 million during the third quarter of 2006. Noninterest income increased by $415 thousand or 6% during the third quarter of 2007 compared to the same quarter in 2006. The categories experiencing the largest increases were trust fees, brokerage and insurance commissions and income on bank owned life insurance. For the third quarter of 2007, noninterest expense increased $1.6 million or 7% in comparison with the same period in 2006. The largest component of noninterest expense, salaries and employee benefits, increased $1.3 million or 10% during the third quarter of 2007 in comparison to the third quarter of 2006. This growth in salaries and employee benefits expense was primarily due to additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries and the formation and expansion of Summit Bank & Trust.

Net income recorded for the first nine months of 2007 was $18.9 million, or $1.14 per diluted share, an increase of $1.3 million or 7% over net income of $17.6 million, or $1.05 per diluted share, recorded during the first nine months of 2006. Return on average equity was 11.89% and return on average assets was 0.80% for the first nine months of 2007, compared to 12.23% and 0.81%, respectively, for the same period in 2006. During the first quarter of 2006, a pre-tax judgment of $2.4 million against Heartland and Wisconsin Community Bank was recorded as noninterest expense, while a $286 thousand award under a counterclaim was recorded as a loan loss recovery. The net after-tax effect to net income for this one-time event was $1.3 million. Exclusive of this expense, Heartland’s net income for the first nine months of 2006 was $18.9 million, or $1.13 per diluted share. Because of the non-recurring nature of this expense, management believes that this pro-forma presentation can help investors better understand Heartland’s financial performance for the first nine months of 2006.

During the nine-month period ended September 30, 2007, income from discontinued operations included a $2.4 million pre-tax gain recorded as a result of the sale of the Broadus branch. For the nine months ended September 30, 2007, income from continuing operations was $17.2 million, or $1.04 per diluted share, compared to $16.8 million, or $1.00 per diluted share, during the same period in 2006. This increase in earnings resulted from an improvement in net interest income and noninterest income that outweighed additional provision for loan losses and noninterest expenses recorded during the nine-month comparative periods. For the first nine months of 2007, noninterest income increased $2.1 million or 10% over the same period in 2006, primarily from trust fees, brokerage and insurance commissions, gains on sale of loans and income on bank owned life insurance.  For the nine-month period ended September 30, 2007, noninterest expense increased $3.1 million or 4% when compared to the same nine-month period in 2006. Exclusive of the $2.4 million judgment recorded during the first quarter of 2006, noninterest expense increased $5.5 million or 8% in comparison to the first nine months of 2006. Again, the largest contributor to this increase was salaries and employee benefits which grew by $4.2 million or 11% during this nine-month comparative period, primarily due to the expansion efforts. Total full-time equivalent employees increased to 975 at September 30, 2007, from 953 at September 30, 2006.

At September 30, 2007, total assets had increased $144.2 million or 6% annualized since year-end 2006, primarily because of loan growth. Total loans and leases were $2.27 billion at September 30, 2007, an increase of $126.3 million or 8% annualized since year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included loans of $20.9 million. The growth in loans was balanced between Heartland’s Midwestern and Western markets. The commercial and commercial real estate loan category grew by $127.5 million or 11% annualized. In order to provide the investing community with a perspective on how the growth in both loans and deposits during the first nine months of the year equates to performance on an annualized basis, the growth rates on these two categories as an annualized percentage. These annualized numbers were calculated by multiplying the growth percentage for the first nine months of the year by 1.33.

Total deposits at September 30, 2007, were $2.42 billion, an increase of $109.6 million or 6% annualized since year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included deposits of $30.2 million. Growth in deposits was greater in Heartland’s Western markets. Demand deposits experienced a decline while savings and time deposit balances experienced an increase. Savings deposits increased largely as a result of the promotion of a new money market product, as well as additional temporary deposits by a municipality. Over half of the growth in time deposits occurred at the Midwestern banks where depositors tend to be more desirous of the term deposit product.

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan by loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks’ boards of directors. Specific factors considered by management in establishing the allowance included the following:

*	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

*	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

*	Heartland has experienced an increase in net charge-offs and nonperforming loans during the current year.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2007. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Even though there have been various signs of emerging strength in the economy, it is not certain that this strength will be sustainable. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.87% during the third quarter of 2007 compared to 4.16% for the third quarter of 2006. For the first nine months of 2007, net interest margin, expressed as a percentage of average earning assets, was 3.98% compared to 4.22% for the same nine months of 2006. Contributing to the decline in net interest margin during the third quarter of 2007 was a shift in Heartland’s asset mix as a larger percentage of earning assets was held in fed funds sold or investments. Also affecting the net interest margin was the impact of foregone interest on Heartland’s nonperforming loans which have increased during the second and third quarters of 2007. Additionally, early in the third quarter of 2007, a $20.5 million investment was made in bank owned life insurance upon which interest expense associated with the funding of this investment affects net interest margin while the corresponding earnings on this investment is recorded as noninterest income. Given the asset sensitive posture of Heartland’s balance sheet, the 50 basis point rate cut by the Fed in August 2007 and the most recent 25 basis point rate cut by the Fed in October 2007, Heartland will be challenged to maintain its net interest margin at the current level. Management continues to support a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients.

Net interest income on a tax-equivalent basis totaled $28.2 million during the third quarter of 2007, an increase of $424 thousand or 2% from the $27.8 million recorded during the third quarter of 2006.  For the nine-month period during 2007, net interest income on a tax-equivalent basis was $84.6 million, an increase of $4.0 million or 5% from the $80.6 million recorded during the first nine months of 2006. Contributing to these increases was the $246.6 million or 9% growth in average earning assets during the comparable quarterly periods and the $289.3 million or 11% growth in average earning assets during the first nine months of 2007 compared to 2006. Also contributing to the improvement was the decline in the percentage of nonearning assets to total average assets from 12% during the first nine months of 2006 to 9% during the first nine months of 2007, due primarily to the assets of discontinued operations which, in addition to the Broadus branch, included ULTEA, Inc. during the first nine months of 2006.

On a tax-equivalent basis, interest income in the third quarter of 2007 totaled $55.6 million compared to $50.7 million in the third quarter of 2006, an increase of $4.9 million or 10%. For the first nine months of 2007, interest income on a tax-equivalent basis increased $22.7 million or 16% over the same period in 2006. More than half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. In a downward rate environment, like the present, continued increases in interest income will be partially dependent upon the amount of loan growth experienced.

Interest expense for the third quarter of 2007 was $27.4 million compared to $22.9 million in the third quarter of 2006, an increase of $4.5 million or 20%. On a nine-month comparative basis, interest expense increased $18.8 million or 31%. Approximately 77% of Heartland’s certificate of deposit accounts will mature within the next twelve months at a weighted average rate of 4.87%.

Heartland manages its balance sheet to minimize the effect a change in interest rates has on its net interest margin. During the remainder of 2007, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland’s net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet will be delayed if rates rise as a highly competitive environment is expected to place pressure on deposit costs. Eventually, in a rapidly rising interest rate environment, funding costs should stabilize while asset yields continue to improve. Alternatively, Heartland’s net interest income would likely decline in a falling rate environment. Item three of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended September 30, 2007 and 2006 (Dollars in thousands)
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$474,366	$5,446	4.55%	$426,368	$4,591	4.27%
Nontaxable[1]	136,834	2,271	6.58	131,289	2,200	6.65
Total securities	611,200	7,717	5.01	557,657	6,791	4.83
Interest bearing deposits	764	2	1.04	286	4	5.55
Federal funds sold	24,180	310	5.09	4,594	64	5.53
Loans and leases:
Commercial and commercial real estate[1]	1,609,044	31,757	7.83	1,457,416	28,914	7.87
Residential mortgage	239,447	4,069	6.74	229,855	3,820	6.59
Agricultural and agricultural real estate[1]	227,630	4,650	8.10	218,466	4,358	7.91
Consumer	199,823	5,351	10.62	192,245	4,876	10.06
Direct financing leases, net	11,320	171	5.99	14,109	219	6.16
Fees on loans	-	1,589	-	-	1,618	-
Less: allowance for loan and lease losses	(32,647)	-	-	(30,467)	-	-
Net loans and leases	2,254,617	47,587	8.37	2,081,624	43,805	8.35
Total earning assets	2,890,761	$55,616	7.63%	2,644,161	$50,664	7.60%
NONEARNING ASSETS	285,954			341,070
TOTAL ASSETS	$3,176,715			$2,985,231
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$850,988	$6,021	2.81%	$791,790	$5,177	2.59%
Time, $100,000 and over	305,748	3,848	4.99	220,582	2,410	4.33
Other time deposits	888,706	10,608	4.74	859,106	9,275	4.28
Short-term borrowings	243,820	2,764	4.50	227,349	2,702	4.72
Other borrowings	269,198	4,199	6.19	228,727	3,348	5.81
Total interest bearing liabilities	2,558,460	27,440	4.26%	2,327,554	22,912	3.91%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	369,716			358,058
Accrued interest and other liabilities	32,501			103,882
Total noninterest bearing liabilities	402,217			461,940
STOCKHOLDERS’ EQUITY	216,038			195,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,176,715			$2,985,231
Net interest income[1]		$28,176			$27,752
Net interest spread[1]			3.37%			3.69%
Net interest income to total earning assets[1]			3.87%			4.16%
Interest bearing liabilities to earning assets	88.50%			88.03%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the nine months ended September 30, 2007 and 2006 (Dollars in thousands)
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$468,616	$16,010	4.57%	$404,779	$12,465	4.12%
Nontaxable[1]	132,831	6,677	6.72	131,109	6,657	6.79
Total securities	601,447	22,687	5.04	535,888	19,122	4.77
Interest bearing deposits	683	20	3.92	477	16	4.48
Federal funds sold	7,490	310	5.53	4,436	164	4.94
Loans and leases:
Commercial and commercial real estate[1]	1,590,559	94,567	7.95	1,409,859	79,967	7.58
Residential mortgage	243,299	12,399	6.81	224,677	10,920	6.50
Agricultural and agricultural real estate[1]	225,606	13,728	8.14	210,577	12,478	7.92
Consumer	196,110	15,482	10.55	185,974	13,765	9.90
Direct financing leases, net	12,553	560	5.96	13,839	628	6.07
Fees on loans	-	4,500	-	-	4,452	-
Less: allowance for loan and lease losses	(32,012)	-	-	(29,292)	-	-
Net loans and leases	2,236,115	141,236	8.44	2,015,634	122,210	8.11
Total earning assets	2,845,735	$164,253	7.72%	2,556,435	$141,512	7.40%
NONEARNING ASSETS	290,299			332,503
TOTAL ASSETS	$3,136,034			$2,888,938
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$825,967	$17,132	2.77%	$774,788	$13,534	2.34%
Time, $100,000 and over	282,393	10,394	4.92	216,043	6,502	4.02
Other time deposits	878,808	30,799	4.69	812,457	24,421	4.02
Short-term borrowings	291,941	10,545	4.83	217,848	6,876	4.22
Other borrowings	234,186	10,762	6.14	227,518	9,543	5.61
Total interest bearing liabilities	2,513,295	79,632	4.24%	2,248,654	60,876	3.62%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	357,679			343,554
Accrued interest and other liabilities	52,721			104,710
Total noninterest bearing liabilities	410,400			448,264
STOCKHOLDERS’ EQUITY	212,339			192,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,136,034			$2,888,938
Net interest income[1]		$84,621			$80,636
Net interest spread[1]			3.48%			3.78%
Net interest income to total earning assets[1]			3.98%			4.22%
Interest bearing liabilities to earning assets	88.32%			87.96%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. During the third quarter of 2007, the provision for loan losses was $575 thousand, a decrease of $806 thousand or 58% over the same period in 2006. This decrease was due, in large part, to a reduction in loan balances. The provision for loan losses for the nine-month comparative period was $6.8 million during 2007 compared to $4.0 million during 2006, an increase of $2.8 million or 68%. In addition to a significant charge-off during the second quarter of 2007, the provision for loan losses increased during 2007 as a result of loan growth, an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses.
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

NONINTEREST INCOME
(Dollars in thousands)
	Three Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$2,861	$3,085	$(224)	(7)%
Loan servicing income	1,068	1,150	(82)	(7)
Trust fees	2,089	1,774	315	18
Brokerage and insurance commissions	820	450	370	82
Securities gains, net	31	67	(36)	(54)
Gain (loss) on trading account securities, net	(7)	53	(60)	(113)
Impairment loss on equity securities	-	(76)	76	100
Gains on sale of loans	604	551	53	10
Income on bank owned life insurance	595	250	345	138
Other noninterest income	(145)	197	(342)	(174)
TOTAL NONINTEREST INCOME	$7,916	$7,501	$415	6%

	Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$8,287	$8,354	$(67)	(1)%
Loan servicing income	3,103	3,188	(85)	(3)
Trust fees	6,265	5,332	933	18
Brokerage and insurance commissions	2,158	1,339	819	61
Securities gains, net	303	428	(125)	(29)
Gain on trading account securities, net	80	61	19	31
Impairment loss on equity securities	-	(76)	76	100
Gains on sale of loans	2,051	1,678	373	22
Income on bank owned life insurance	1,212	769	443	58
Other noninterest income	161	418	(257)	(61)
TOTAL NONINTEREST INCOME	$23,620	$21,491	$2,129	10%

Noninterest income increased by $415 thousand or 6% during the third quarter of 2007 compared to the same quarter in 2006. The categories experiencing the largest increases were trust fees, brokerage and insurance commissions and income on bank owned life insurance. For the first nine months of 2007, noninterest income increased $2.1 million or 10% over the same period in 2006, primarily from trust fees, brokerage and insurance commissions, gains on sale of loans and income on bank owned life insurance.

Service charges and fees decreased $224 thousand or 7% during the quarters under comparison. On a nine-month comparative basis, service charges and fees decreased $67 thousand or 1%. Included in service charges and fees during 2006 were the fees recorded at HTLF Capital Corp., which were $271 thousand during the third quarter and $497 thousand during the first nine months. In the second quarter of 2006, the officers of HTLF Capital Corp. left employment with Heartland to join an investment bank. Subsequently, management decided to close the operations of this subsidiary. Fees recorded by HTLF Capital Corp. on any transactions financed by the Heartland subsidiary banks were deferred and recognized as income over the period of the loan. HTLF Capital Corp. fees recorded in service charges and fees during 2007 were $7 thousand for the third quarter and $22 thousand for the nine-month period ended on September 30. Exclusive of the fees at HTLF Capital Corp., service charges and fees increased $406 thousand or 5% for the nine-month comparative period, primarily as a result of additional overdraft fees and growth in fees collected for the processing of activity on Heartland's automated teller machines and debit cards.

Trust fees improved $315 thousand or 18% during the third quarter of 2007 and $933 thousand or 18% during the first nine months of 2007 when compared to the same periods in 2006. These increases were attributable to two factors. During the second quarter of 2006, the fee schedule for trust services was adjusted upward. Additionally, the market value of trust assets, upon which a large portion of trust fees are based, increased from $1.47 billion at September 30, 2006, to $1.70 billion at September 30, 2007.

Brokerage and insurance commissions increased $370 thousand or 82% during the third quarter of 2007 and $819 thousand or 61% during the first nine months of 2007 compared to the same periods of 2006. Many of Heartland’s subsidiary banks have begun to more actively promote brokerage and insurance services. Upon Heartland’s arrival in the Denver market, an opportunity to further enhance brokerage and insurance commissions presented itself. Summit Bank & Trust completed the acquisition of personnel and a book of business from IFMG on March 9, 2007. The experienced brokers and support staff are now serving their 8,800 investment clients from Summit Bank & Trust’s Broomfield office.

Income on bank owned life insurance increased $345 thousand or 138% during the third quarter of 2007 and $443 thousand or 58% during the first nine months of 2007 compared to the same periods of 2006. These increases are reflective of the improved performance on a newly purchased policy which included the new premium of $20.5 million and exchanged policies of $30.5 million.

Other noninterest income decreased $342 thousand or 174% during the third quarter of 2007 and $257 thousand or 61% during the first nine months of 2007 compared to the same periods of 2006. During the third quarter of 2007, Dubuque Bank and Trust Company acquired a 99.9% ownership interest in two different limited liability companies that own certified historic structures for which historic rehabilitation tax credits apply. Amortization of the investments in these limited liability companies was recorded in the amount of $340 thousand during the third quarter of 2007. Excluding this amortization, other noninterest income during the third quarter of 2007 remained consistent with the $197 thousand recorded during the third quarter of 2006. On a nine-month comparative basis, noninterest income improved by $83 thousand or 20% compared to the same period in 2006, exclusive of the amortization of these partnership interests.

NONINTEREST EXPENSES
(Dollars in thousands)
	Three Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$14,301	$13,039	$1,262	10%
Occupancy	2,004	1,828	176	10
Furniture and equipment	1,669	1,593	76	5
Outside services	2,374	2,273	101	4
Advertising	886	998	(112)	(11)
Intangible assets amortization	241	249	(8)	(3)
Other noninterest expenses	3,272	3,180	92	3
TOTAL NONINTEREST EXPENSES	$24,747	$23,160	$1,587	7%

	Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$42,680	$38,457	$4,223	11%
Occupancy	5,941	5,373	568	11
Furniture and equipment	5,124	4,987	137	3
Outside services	7,011	6,954	57	1
Advertising	2,694	2,863	(169)	(6)
Intangible assets amortization	652	693	(41)	(6)
Other noninterest expenses	9,970	11,604	(1,634)	(14)
TOTAL NONINTEREST EXPENSES	$74,072	$70,931	$3,141	4%

For the third quarter of 2007, noninterest expenses increased $1.6 million or 7% in comparison with the same period in 2006. Salaries and employee benefits, made up $1.3 million or 80% of this change. For the nine-month period ended September 30, 2007, noninterest expenses increased $3.1 million or 4% when compared to the same nine-month period in 2006. Exclusive of the $2.4 million judgment recorded during the first quarter of 2006, noninterest expenses increased $5.5 million or 8% in comparison to the first nine months of 2006. Salaries and employee benefits expense comprised $4.2 million or 76% of this change for the nine-month comparative period.

The largest component of noninterest expense, salaries and employee benefits, increased $1.3 million or 10% during the third quarter of 2007 in comparison to the third quarter of 2006. This growth in salaries and employee benefits expense was primarily due to additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries and the formation and expansion of Summit Bank & Trust. For the nine-month comparative periods, salaries and employee benefits expense grew by $4.2 million or 11%, primarily due to the expansion efforts. Total full-time equivalent employees increased to 975 at September 30, 2007, from 953 at September 30, 2006. Also included in salaries and employee benefits are the expenses related to stock options granted, which are usually awarded during the first quarter of each year.

Heartland has continued to focus efforts on growth opportunities. Wisconsin Community Bank celebrated the opening of its Madison, Wisconsin, office in March 2007. New Mexico Bank & Trust opened its third branch office in Santa Fe in April 2007, Summit Bank & Trust opened its second branch office in Thornton, Colorado, in May 2007 and Rocky Mountain Bank opened its second branch office in Billings, Montana, in September 2007. Additionally, Arizona Bank & Trust opened its sixth branch office in Gilbert, Arizona, in October 2007 and Summit Bank & Trust acquired its third branch office in Erie, Colorado, in October 2007. Even though expansion efforts adversely affect short-term profitability, management feels these investments offer great potential for Heartland’s future profitability. Of Heartland’s 58 banking offices, six have been open for less than one year, an additional six have been open for less than two years and two more have been open for less than three years. Management believes that it generally takes approximately three years for new branch offices to become profitable. Including the additional three offices under construction, Heartland has roughly 25% of its distribution network yet to make a meaningful contribution to earnings. Occupancy expense increased $176 thousand or 10% during the third-quarter comparative periods and $568 thousand or 11% for the nine-month comparative periods as a result of the continuing expansion efforts.

Advertising costs decreased $112 thousand or 11% during the third quarter of 2007 compared to the third quarter of 2006. On a nine-month comparative basis, advertising costs decreased $169 thousand or 6%, primarily as a result of the discontinuation of a demand deposit acquisition program that was implemented during the first quarter of 2006. Costs for the program totaled approximately $750 thousand during the first nine months of 2006. Management discontinued this program during the fourth quarter of 2006.

For the nine-month comparative periods, other noninterest expenses decreased $1.6 million or 14%. Both of the comparative nine-month periods included expenses of a nonrecurring nature. The first nine months of 2007 included $339 thousand of remaining unamortized issuance costs expensed due to the redemption of $13.0 million of floating rate trust preferred securities. The first nine months of 2006 included the $2.4 million judgment mentioned previously. Exclusive of these two items, other noninterest expenses increased $416 thousand or 5% during the first nine months of 2007 compared to the same period in 2006, primarily as a result of the expansion efforts. The following types of expenses are classified in the other noninterest expenses category: supplies, telephone, software maintenance, software amortization, seminars and other staff expense.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 29.56% for the third quarter of 2007 compared to 32.84% for the third quarter of 2006.  On a nine-month comparative basis, Heartland’s effective tax rate was 31.01% during 2007 and 31.55% during 2006. The decrease in Heartland’s effective tax rate during the third quarter of 2007 resulted from $1.1 million in projected federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s newly acquired 99.9% ownership interest in two limited liability companies that own certified historic structures.  During both years, low-income housing tax credits were projected to total $225 thousand for the year. Heartland’s effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 17.74% during the third quarter of 2007 compared to 16.46% during the same quarter of 2006. For the nine-month periods ended September 30, 2007 and 2006, tax-exempt income as a percentage of pre-tax income was 18.91% and 19.38%, respectively. The tax-equivalent adjustment for this tax-exempt interest income was $939 thousand during the third quarter of 2007 compared to $900 thousand during the same quarter in 2006. For the nine-month comparative period, the tax-equivalent adjustment for tax-exempt interest income was $2.8 million for 2007 and $2.7 million for 2006.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.27 billion at September 30, 2007, an increase of $126.3 million or 8% annualized since year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included loans of $20.9 million. The growth in loans was balanced between Heartland’s Midwestern and Western markets. The Heartland subsidiary banks experiencing notable loan growth so far this year were Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank and Summit Bank & Trust. At Dubuque Bank and Trust Company, loan growth exceeded $48.0 million during the first nine months of 2007. During the first nine months of 2006, total loans and leases increased $169.1 million or 12% annualized since year-end 2005. The Heartland subsidiary banks have seen loan demand slow as the year has progressed and have been focusing much more attention on nonperforming loans.

The commercial and commercial real estate loan category, which grew by $127.5 million or 11% annualized, was the major contributor to the loan growth experienced during the first nine months of 2007. Included in this change was the reclassification of $28.3 million of commercial real estate loans at Wisconsin Community Bank from the loans held for sale portfolio to the loans held to maturity portfolio as management intends to hold those loans in its portfolio. The sale of the Broadus branch of Rocky Mountain Bank included commercial and commercial real estate loans of $3.1 million. The growth in commercial and commercial real estate loans was also greater in Heartland’s Western banks. In the Midwest, Dubuque Bank and Trust Company experienced the largest share of the growth. All of Heartland's Western banks contributed with New Mexico Bank & Trust being the largest contributor.

The table below presents the composition of the loan portfolio as of September 30, 2007, and December 31, 2006.

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,611,226	70.73%	$1,483,738	68.95%
Residential mortgage	224,732	9.87	225,343	10.47
Agricultural and agricultural real estate	226,550	9.94	233,748	10.86
Consumer	204,545	8.98	194,652	9.05
Lease financing, net	10,902	0.48	14,359	0.67
Gross loans and leases	2,277,955	100.00%	2,151,840	100.00%
Unearned discount	(2,021)		(1,875)
Deferred loan fees	(1,815)		(2,120)
Total loans and leases	2,274,119		2,147,845
Allowance for loan and lease losses	(31,438)		(29,981)
Loans and leases, net	$2,242,681		$2,117,864

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

The allowance for loan and lease losses at September 30, 2007, was 1.38% of loans and 104% of nonperforming loans and leases, compared to 1.40% of loans and 356% of nonperforming loans at December 31, 2006. Nonperforming loans were $30.4 million or 1.33% of total loans and leases at September 30, 2007, compared to $8.4 million or 0.39% of total loans and leases at December 31, 2006. The majority of the $22.0 million increase in nonperforming loans from December 31, 2006, occurred during the second and third quarters of 2007. Over half of this increase was attributable to five nonperforming loans at Wisconsin Community Bank totaling $12.1 million, of which $3.5 million in outstanding balances on four of these loans is covered by government guarantees. The remaining increase was distributed among the bank subsidiaries and related to a few loan customers. Management monitors the loan portfolio of each bank subsidiary and, at this point, does not feel that the increase in nonperforming loans is any indication of a systemic problem but is more likely a result of a shift in the economy in some of Heartland's markets. Loan officers at the Heartland banks are placing more emphasis on the workout of weaker credits and the generation of deposit growth at this phase in the credit cycle.

Net charge-offs during the third quarter of 2007 were $1.9 million compared to $2.9 million and $362 thousand during the second and first quarters of 2007, respectively. The increased charge-offs during the second and third quarters of 2007 were largely attributable to one credit at Galena State Bank and two credits at Wisconsin Community Bank. Citizens Finance Co., Heartland’s finance subsidiary, recorded net charge-offs of $969 thousand during the first nine months of 2007 compared to $720 thousand during the first nine months of 2006. Although Heartland may periodically experience a charge-off of more significance on an individual credit, management feels the credit culture at Heartland and its subsidiary banks remains solid. Because of the net realizable value of collateral, guarantees and other factors, management expects losses on Heartland’s nonperforming loans for the remainder of 2007 to be less than the amounts experienced during the second and third quarters of the year.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$29,981	$27,791
Provision for loan and lease losses from continuing operations	6,769	4,040
Provision for loan and lease losses from discontinued operations	-	(5)
Recoveries on loans and leases previously charged off	1,362	948
Loans and leases charged off	(6,536)	(2,658)
Additions related to acquired bank	-	591
Reduction related to discontinued operations	(138)	(23)
Balance at end of period	$31,438	$30,684
Net charge offs to average loans and leases	0.23%	0.08%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of September 30,		As of December 31,
	2007	2006	2006	2005
Nonaccrual loans and leases	$30,286	$10,699	$8,104	$14,877
Loan and leases contractually past due 90 days or more	69	6,359	315	115
Total nonperforming loans and leases	30,355	17,058	8,419	14,992
Other real estate	2,129	1,450	1,575	1,586
Other repossessed assets	392	355	349	471
Total nonperforming assets	$32,876	$18,863	$10,343	$17,049
Nonperforming loans and leases to total loans and leases	1.33%	0.80%	0.39%	0.77%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 20% of total assets at September 30, 2007, and at December 31, 2006. Total available for sale securities as of September 30, 2007, were $643.7 million, an increase of $29.7 million or 5% from December 31, 2006.

The composition of the securities portfolio was shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities during 2007 as the spread on mortgage-backed securities had widened in comparison to government agency securities. The percentage of U.S. government corporations and agencies securities was 48% at year-end 2006 compared to 39% at September 30, 2007. The percentage of mortgage-backed securities was 22% at year-end 2006 compared to 31% at September 30, 2007. The table below presents the composition of the available for sale securities portfolio by major category as of September 30, 2007, and December 31, 2006. All of Heartland's U.S. government corporations and agencies securities and more than 90% of its mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES AVAILABLE FOR SALE PORTFOLIO COMPOSITION (Dollars in thousands)
	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$253,558	39.39%	$296,823	48.35%
Mortgage-backed securities	196,474	30.53	134,057	21.83
Obligation of states and political subdivisions	153,101	23.79	135,681	22.10
Other securities	40,452	6.29	47,389	7.72
Total securities available for sale	$643,655	100.00%	$613,950	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits at September 30, 2007, were $2.42 billion, an increase of $109.6 million or 6% annualized since year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included deposits of $30.2 million. Growth in deposits was weighted more heavily in Heartland’s Western markets. Demand deposits experienced a $3.8 million or 1% annualized decline of which $3.4 million was attributable to the Broadus branch sale. Savings deposit balances experienced a $27.9 million or 5% annualized increase despite the $10.6 million in savings deposits lost as part of the Broadus branch sale. The increase in savings deposits primarily resulted from the promotion of a new money market product, as well as additional temporary deposits by a municipality in the Galena State Bank & Trust market.  Time deposits, excluding brokered time deposits, increased $70.0 million or 9% annualized since year-end 2006 with over half of the growth at the Midwestern banks where depositors tend to be more desirous of the term deposit product. Included in the Broadus branch sale were $16.2 million in time deposits. Brokered time deposit balances increased $15.5 million during the first nine months of the year, primarily to replace the reduction in balances at Rocky Mountain Bank as a result of the Broadus branch sale. At September 30, 2007, brokered time deposits totaled $116.1 million or 5% of total deposits compared to $100.6 million or 4% of total deposits at year-end 2006.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At of September 30, 2007, the amount of short-term borrowings was $256.8 million compared to $275.7 million at year-end 2006.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $190.8 million at September 30, 2007, compared to $225.9 million at year-end 2006. The sale of the Broadus branch of Rocky Mountain Bank included repurchase agreement balances of $1.1 million.

Also included in short-term borrowings is the revolving credit line Heartland has with four unaffiliated banks. Under this unsecured revolving credit line, Heartland may borrow up to $60.0 million at any one time. At September 30, 2007, a total of $7.5 million was outstanding on this credit line compared to $35.0 million at December 31, 2006. These borrowings were paid down during the second quarter of 2007 with the proceeds received on the completion of two trust preferred securities offerings.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. At of September 30, 2007, the amount of other borrowings was $268.7 million, an increase of $44.2 million or 20% since year-end 2006. Other borrowings include the $50.0 million structured wholesale repurchase agreement entered into in August of 2006 and the balances outstanding on trust preferred capital securities issued by Heartland. On March 19, 2007, Heartland redeemed $8.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust II. On June 21, 2007, Heartland completed an offering of $20.0 million fixed/variable rate trust preferred securities. On June 26, 2007, Heartland completed a second offering of $20.0 million variable rate trust preferred securities. On October 1, 2007, Heartland redeemed $5.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Capital Trust II. A schedule of Heartland’s trust preferred offerings outstanding as of September 30, 2007, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/07	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
5,000	06/27/02	3.65% over Libor	9.01%	06/30/2032	09/30/2007
20,000	10/10/03	8.25%	8.25%	10/10/2033	10/10/2008
25,000	03/17/04	2.75% over Libor	8.11%	03/17/2034	03/17/2009
20,000	01/31/06	1.33% over Libor	6.69%	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	09/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	6.84%	09/01/2037	09/01/2012
$115,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the bank subsidiaries own FHLB stock in either Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at September 30, 2007, totaled $103.7 million, an increase of $22.4 million or 28% from the December 31, 2006, FHLB borrowings of $81.3 million. Included in the $103.7 million of FHLB borrowings at September 30, 2007, was $12.0 million classified as short-term borrowings on Heartland’s consolidated balance sheet. These advances were used to fund a portion of the fixed-rate commercial loan growth experienced. Total FHLB borrowings at September 30, 2007, had an average rate of 4.58% and an average maturity of 2.92 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2007, and December 31, 2006, commitments to extend credit aggregated $656.9 million and $651.3 million, and standby letters of credit aggregated $38.0 million and $35.8 million, respectively.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$247,947	9.56%	$232,702	9.32%
Tier 1 capital minimum requirement	103,723	4.00%	99,878	4.00%
Excess	$144,224	5.56%	$132,824	5.32%
Total capital	$325,050	12.54%	$279,112	11.18%
Total capital minimum requirement	207,447	8.00%	199,757	8.00%
Excess	$117,603	4.54%	$79,355	3.18%
Total risk-adjusted assets	$2,593,084		$2,496,960
Leverage Capital Ratios[2]
Tier 1 capital	$247,947	7.92%	$232,702	7.74%
Tier 1 capital minimum requirement[3]	125,258	4.00%	120,255	4.00%
Excess	$122,689	3.92%	$112,447	3.74%
Average adjusted assets (less goodwill and other intangible assets)	$3,131,443		$3,006,374

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. During the third quarter of 2007, Heartland announced its intention to enter the Minneapolis, Minnesota market through the formation of a new bank to be known as Minnesota Bank & Trust. While the new bank is being organized, Heartland will initially operate a loan production office through Dubuque Bank and Trust Company, which is expected to open by year-end 2007. The capital structure of this new bank will be very similar to that used when Summit Bank & Trust was formed. Heartland’s initial investment will be $12.8 million, or 80%, of the targeted $16.0 million initial capital. In November of 2007, 10% of Heartland’s investment, along with 10% of the subscribing minority shareholders, had been deposited into an escrow account. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors five years from the date of opening. Applications are in the process of being filed with the appropriate federal and state regulators with opening targeted for first quarter 2008 provided the necessary regulatory approvals are obtained.

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

On June 21, 2007, Heartland completed an offering of $20.0 million of fixed/variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust VI. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 15, June 15, September 15 and  December 15 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 15, 2037. Heartland has the option to shorten the maturity date to a date not earlier than June 15, 2012. If the debentures are redeemed between June 15, 2012, and June 15, 2017, Heartland may be required to pay a “make-whole” premium. On or after June 15, 2017, the debentures are redeemable at par. For regulatory purposes, all $20.0 million qualified as Tier 2 capital. The proceeds on both these new trust preferred securities issuances has been used as a permanent source of funding for general corporate purposes, including replacement for the redemption of $8.0 million of higher priced trust preferred securities in March 2007 and the redemption of another $5.0 million of trust preferred securities on October 1, 2007, and future acquisitions.

In August of 2005, Heartland announced the addition of a loan production office in Denver, Colorado with the intention to use this office as a springboard to opening a full-service state chartered bank in this market. The bank began operations as Summit Bank & Trust on November 1, 2006. The capital structure of this new bank is very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through September 30, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition, Heartland’s ownership percentage had increased to 90%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through September 30, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Heartland continues to explore opportunities to expand its umbrella of independent community banks through mergers and acquisitions as well as de novo and branching opportunities. Although the vast majority of its expansion has been in the West, Heartland continues to pursue attractive growth markets wherever it can identify professional and experienced banking talent. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

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

Investing activities from continuing operations used cash of $187.1 million during the first nine months of 2007 compared to $207.0 million during the first nine months of 2006. The proceeds from securities sales, paydowns and maturities was $155.7 million during the first nine months of 2007 compared to $69.1 million during the first nine months of 2006. Purchases of securities used cash of $184.2 million during the first nine months of 2007 while $123.7 million was used for securities purchases during the first nine months of 2006. A larger portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth during the first nine months of 2007. The net increase in loans and leases was $121.5 million during the first nine months of 2007 compared to $120.9 million during the first nine months of 2006.

Financing activities from continuing operations provided cash of $158.6 million during the first nine months of 2007 compared to $166.3 million during the first nine months of 2006. During the first nine months of 2007, there was a net increase in deposit accounts of $140.3 million compared to $131.4 million during 2006. Activity in short-term borrowings used cash of $17.1 million during the first nine months of 2007 compared to providing of cash of $17.0 million during the first nine months of 2006. Cash proceeds from other borrowings were $62.1 million during the first nine months of 2007 compared to $71.7 million during the first nine months of 2006. Repayment of other borrowings used cash of $17.9 million during the first nine months of 2007 compared to $47.3 million during the first nine months of 2006.

Total cash provided by operating activities from continuing operations was $20.8 million during the first nine months of 2007 compared to $13.7 million during the first nine months of 2006. A large portion of this change was the result of proceeds on sales of loans in excess of cash used for the origination of loans for sale. Cash used for the payment of income taxes was $16.7 million during the first nine months of 2007 compared to $8.1 million during the first nine months of 2006. The larger payment in 2007 resulted from the sale of ULTEA during the fourth quarter of 2006.

The totals previously discussed did not include the cash flows related to the discontinued operations at the Broadus branch and ULTEA. Net cash provided from investing activities of discontinued operations of the Broadus branch was $22.6 million during the first nine months of 2007. For the first nine months of 2006, the investing activities from discontinued operations used cash of $12.8 million and includes the Broadus branch and ULTEA. During the first nine months of 2007, financing activities from the discontinued operations of the Broadus branch used cash of $32.5 million. During the same period in 2006, the discontinued operations of both the Broadus branch and ULTEA used cash from financing activities of $5.5 million. Relative to operating activities, cash provided from the discontinued operations of the Broadus branch was $10 thousand during the first nine months of 2007. For the same period in 2006, the discontinued operations of both Broadus and ULTEA provided cash from operating activities of $9.9 million.

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

At September 30, 2007, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $60.0 million, of which $7.5 million had been borrowed. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2007, Heartland was in compliance with the covenants contained in the credit agreement.

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

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at September 30, 2007 and 2006, provided the following results:

	2007		2006
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 200 Basis Points	$100,545	(3.35)%	$96,210	(3.38)%
Base	$104,034		$99,579
Up 200 Basis Points	$103,814	(0.21)%	$98,382	(1.20)%

Year 2
Down 200 Basis Points	$97,776	(6.02)%	$93,756	(5.84)%
Base	$106,694	2.56%	$101,937	2.37%
Up 200 Basis Points	$106,101	1.99%	$99,526	(0.06)%

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended September 30, 2007, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
07/01/07- 07/31/07	40,000	$21.69	40,000	$609,828
08/01/07- 08/31/07	12,578	$18.00	12,578	$2,768,111
09/01/07- 09/30/07	20,247	$19.69	20,247	$2,683,296
Total:	72,825	$20.50	72,825	N/A

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	Subscription and Shareholder Agreement between Heartland Financial USA, Inc. and Investors in Minnesota Bank & Trust dated as of September 21, 2007.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 9, 2007