Form 10-K
period 2007-12-31
HEARTLAND FINANCIAL USA INC
filed 2008-03-17
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes        No   X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
 Yes            No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.
Large accelerated filer                 Accelerated filer    X               Non-accelerated filer                  Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $354,909,227.*  Such figures include 1,683,795 shares of the Registrant's Common Stock held in a fiduciary capacity by the trust department of the Dubuque Bank and Trust Company, a wholly-owned subsidiary of the Registrant.

* Based on the last sales price of the Registrant's common stock on June 30, 2007, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's common stock.

As of March 13, 2008, the Registrant had issued and outstanding 16,320,276 shares of common stock, $1.00 per value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report
Table of Contents

Part I		Page

Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
A.	General Description . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
B.	Market Areas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
C.	Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	9
D.	Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
E.	Internet Access . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
F.	Supervision and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10
G.	Governmental Monetary Policy and Economic Conditions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Item 1A.	Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20
Item 2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52
Item 8.	Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	54
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	93
Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	93
Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	96

Part III

Item 10.	Directors, Executive Officers and Corporate Governance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	96
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	98
Item 13.	Certain Relationships and Related Transactions, and Director Independence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	98
Item 14.	Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	98

Part IV

Item 15.	Exhibits and Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	99

PART I.

ITEM 1.

BUSINESS

A.      GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has nine bank subsidiaries in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana and Colorado, (collectively, the "Bank Subsidiaries"). All nine Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). The Bank Subsidiaries listed below operate a total of 59 banking locations.

*
Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., a partner in low-income housing and historic rehabilitation projects.

*	Galena State Bank & Trust Co. , Galena, Illinois, is chartered under the laws of the State of Illinois.
*	First Community Bank, Keokuk, Iowa, is chartered under the laws of the State of Iowa.
*	Riverside Community Bank, Rockford, Illinois, is chartered under the laws of the State of Illinois.
*	Wisconsin Community Bank, Madison, Wisconsin, is chartered under the laws of the State of Wisconsin.
*	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the State of New Mexico.
*	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the State of Montana.
*	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the State of Arizona.
*	Summit Bank & Trust, Broomfield, Colorado is chartered under the laws of the State of Colorado.

Heartland has seven active non-bank subsidiaries as listed below.

*	Citizens Finance Co. is a consumer finance company with offices in Iowa, Illinois and Wisconsin.
*
Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII and Rocky Mountain Statutory Trust I are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities.

All of Heartland’s subsidiaries are wholly-owned, except for Arizona Bank & Trust, of which Heartland owned 90% of the capital stock on December 31, 2007, and Summit Bank & Trust, of which Heartland owned 81% of the capital stock on December 31, 2007.

The Bank Subsidiaries provide full service retail banking in the communities in which they are located. Deposit products offered by the Bank Subsidiaries include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity and lines of credit. Other products and services include VISA debit cards, automated teller machines, on-line banking, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage.

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

Management believes the personal and professional service offered to customers provides an appealing alternative to the "megabanks" resulting from mergers and acquisitions in the financial services industry. While Heartland employs a community banking philosophy, management believes Heartland’s size, combined with its complete line of financial products and services, is sufficient to effectively compete in the respective market areas. To remain price competitive, management also believes Heartland must manage expenses and gain economies of scale by centralizing back office support functions. Although each of Heartland’s subsidiaries operates under the direction of its own board of directors, Heartland has standard operating policies regarding asset/liability management, liquidity management, investment management, lending and deposit structure management.

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. Since 1996, Heartland has provided an employee stock purchase plan. As of December 31, 2007, employees, officers, and directors owned approximately 35% of Heartland’s outstanding common stock.

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

Heartland has focused on markets with growth potential in the Midwestern and Western regions of the United States as it evaluates expansion and acquisition opportunities. In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation, followed with a second location in 2004 and a third location in 2005. In 2006, Arizona Bank & Trust expanded by acquiring Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona. Heartland combined the acquired assets and deposit accounts of Bank of the Southwest into Arizona Bank & Trust in May of 2006. A sixth location was opened in 2007.

Heartland took another step in the expansion of its Western presence in June of 2004 when it acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank.  Headquartered in Billings, Montana, Rocky Mountain Bank had assets of $427 million at December 31, 2007, with nine branch locations throughout the state.

In November of 2006, Heartland and a group of investors opened Summit Bank & Trust, a de novo banking operation in Broomfield, Colorado. The capital structure of Heartland’s ninth state-chartered bank was very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment was $12.0 million, or 80% of the targeted $15.0 million initial capital. In 2007, Summit Bank & Trust opened two additional locations. One of Heartland’s strategic goals is to expand its presence in the Western markets to 50% of its total assets, thereby balancing the growth in its Western markets with the stability of the Midwestern markets.

In February of 2008, Heartland received regulatory approvals for the opening of its tenth de novo banking operation, Minnesota Bank & Trust. The capital structure of Minnesota Bank & Trust is very similar to that used when Arizona Bank & Trust and Summit Bank & Trust were formed, including 20% ownership by a group of local investors. Opening of the bank is scheduled for April 2008 with a banking office in Edina, Minnesota, one of the cities located in the Minneapolis-St. Paul metropolitan area.

Lending Activities

General

The Bank Subsidiaries provide a range of commercial and retail lending services to businesses and individuals. These credit activities include agricultural, commercial, residential real estate and consumer loans.

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

Commercial Loans

The Bank Subsidiaries have a strong commercial loan base, with significant growth coming from Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, and Summit Bank & Trust.  Dubuque Bank and Trust Company, in particular, continues to be a premier commercial lender in the tri-state area of northeast Iowa, northwest Illinois and southwest Wisconsin. The Bank Subsidiaries' current portfolios include, but are not limited to, loans to wholesalers, hospitality industry, real estate developers, manufacturers, building contractors, business services companies and retailers. The Bank Subsidiaries provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years.

Bank Subsidiaries continue to seek opportunities to expand the production of loans guaranteed by U.S. government agencies. Wisconsin Community Bank is designated as a Preferred Lender by the U.S. Small Business Administration (SBA). Wisconsin Community Bank is also the only lender in Wisconsin to be granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program and was one of the top ten lenders in the nation in this program for the past three years. Management believes that making these guaranteed loans helps the communities where it operates and provides Heartland with a source of income and solid future lending relationships with local businesses as they grow and prosper.

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

Heartland understands the roles that sound credit skills and a common credit culture play in maintaining quality loan portfolios.  As the credit portfolios of the Bank Subsidiaries have continued to grow, several changes have been made in their lending departments resulting in an overall increase in these departments' skill levels. Heartland utilizes the RMA Diagnostic Assessment for assessing the credit skills and training needs for its credit personnel and develops specific individualized training. All new lending personnel are expected to complete a similar diagnostic training program.  Heartland also assists all of the commercial and agricultural lenders of the Bank Subsidiaries in the analysis and underwriting of credit through its staff in the credit administration department. This staff continues to expand as the total loans under management continue to grow.

Commercial lenders interact with their respective boards of directors each month. Heartland also utilizes an internal loan review function to analyze credits of the Bank Subsidiaries and to provide periodic reports to the respective boards of directors. Management has attempted to identify problem loans at an early date and to aggressively seek resolution of these situations.

Agricultural Loans

Agricultural loans are emphasized by Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank’s Monroe banking center and New Mexico Bank & Trust’s Clovis banking offices. The Bank Subsidiaries that emphasize agricultural loans do so because of their location in or around rural markets. Dubuque Bank and Trust Company maintains its status as one of the largest agricultural lenders in the State of Iowa. Agricultural loans remain balanced in proportion to the rest of Heartland's loan portfolio, constituting approximately 10% of the total loan portfolio at December 31, 2007. Heartland’s policies designate a primary and secondary lending area for each bank with the majority of outstanding agricultural operating and real estate loans to customers located within the primary lending area. Term loans secured by real estate are allowed within the secondary lending area.

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

The agricultural loan departments work closely with all of their customers, including companies and individual farmers, and review the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. The Bank Subsidiaries also work closely with governmental agencies, including the Farm Services Agency, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for the Bank Subsidiaries as each of them continues to build real estate lending business. As long-term interest rates remained at relatively low levels during 2007 and 2006, many customers elected mortgage loans that are fixed rate with fifteen or thirty year maturities. Heartland usually sells these loans into the secondary market and retains servicing on the loans sold to Fannie Mae. Management believes that mortgage servicing on sold loans provides the Bank Subsidiaries with a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing gives the Bank Subsidiaries the opportunity to maintain regular contact with mortgage loan customers.

As with agricultural and commercial loans, Heartland encourages the Bank Subsidiaries to participate in lending programs sponsored by U.S. government agencies when justified by market conditions. Veterans Administration and Federal Home Administration loans are offered at all of the Bank Subsidiaries.

Consumer Lending

The Bank Subsidiaries' consumer lending departments provide all types of consumer loans including motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Citizens Finance Co. specializes in consumer lending and currently serves the consumer credit needs of approximately 7,100 customers in Iowa, Illinois and Wisconsin from its Dubuque, Davenport and Cedar Rapids, Iowa; Madison and Appleton, Wisconsin; and Loves Park, Crystal Lake and Tinley Park, Illinois offices. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Wisconsin Community Bank, New Mexico Bank & Trust and Arizona Bank & Trust offer trust and investment services in their respective communities. In those markets which do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2007, total Heartland trust assets were $1.7 billion, the vast majority of which were assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations. All of the Bank Subsidiaries have targeted their trust departments as primary areas for future growth.

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

Heartland has formed a strategic alliance with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities offices at all of the Bank Subsidiaries. Through LPL Financial, Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans and insurance products. A complete line of vehicle, property and casualty, life and disability insurance and tax-free annuities are also offered by Heartland through DB&T Insurance.

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

The principal offices of Heartland and Dubuque Bank and Trust Company’s main bank currently occupy the same building. Heartland’s operation center is located directly across the street from Dubuque Bank and Trust Company’s main office.

In addition to its main banking office, Dubuque Bank and Trust Company operates seven branch offices, all of which are located in Dubuque County. As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization.

Galena State Bank & Trust Co.

Galena State Bank & Trust Co. is located in Galena, Illinois, which is less than five miles from the Mississippi River, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena operates a second office in Stockton, Illinois. Both offices are located in Jo Daviess County, which has a population of approximately 22,000, according to the 2000 census.

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

Wisconsin Community Bank

Wisconsin Community Bank’s main office is located in Madison, Wisconsin, in Dane County. Wisconsin Community Bank operates three branch offices in Madison suburbs. The main office was constructed in 2007. According to the 2000 census, Dane County had a population of 427,000. Wisconsin Community Bank also has a location in Monroe, Wisconsin. The city of Monroe, which is approximately 50 miles southwest of Madison, is located in Green County in south central Wisconsin. Wisconsin Community Bank has two offices in Sheboygan and DePere, Wisconsin that operate under the name of Heartland Business Bank. The Sheboygan and DePere facilities are located in the northeastern Wisconsin counties of Sheboygan and Brown.

New Mexico Bank & Trust

New Mexico Bank & Trust operates eight offices in or around Albuquerque, New Mexico, in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. New Mexico Bank & Trust also operates five locations in the New Mexico communities of Clovis, Portales, and Melrose located in east central New Mexico. Clovis, the county seat for Curry County is located approximately 220 miles east of Albuquerque, 100 miles northwest of Lubbock, Texas and 105 miles southwest of Amarillo, Texas. Portales, also located in Curry County, is approximately 20 miles west of Clovis. Melrose, the county seat for Roosevelt County is located approximately 175 miles east of Albuquerque and 115 miles southwest of Amarillo, Texas. In addition, New Mexico Bank & Trust operates three branch offices in Santa Fe, in Santa Fe County.

Arizona Bank & Trust

Arizona Bank & Trust currently operates six offices in Arizona; including the main office in Phoenix, one in Mesa,  one in Tempe, one in Gilbert and two in Chandler. These cities are all located in the Phoenix metropolitan area within Maricopa County. The 2000 census reported the population of the Phoenix metro area to be 3,252,000. According to the ranking tables prepared by the U.S. Census Bureau, the population of the Phoenix metro area increased by 45% from 1990 through 2000, helping make Arizona the second fastest growing state in the nation in the 1990s. The cities of Phoenix, Mesa, Tempe, Gilbert and Chandler are among the eight cities in the Phoenix metro area with a population of 100,000 or more,

Rocky Mountain Bank

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

Summit Bank & Trust

The main facility for Summit Bank & Trust is in Broomfield, Colorado. The city and county of Broomfield lies in the northwestern tier of the Denver-Aurora Metropolitan Area. The population of Broomfield was estimated at 43,000 in 2005 by the U.S. Census Bureau. Broomfield is the sixteenth most populous city in the state of Colorado. A second location was opened in 2007 in Thornton, just north of the Denver International Airport and a third location was added in October of 2007 in the town of Erie, Colorado which is approximately 25 miles north of Denver.

The following table sets forth certain information concerning the Bank Subsidiaries as of December 31, 2007.

Heartland Bank Subsidiaries (Dollars in thousands)
Bank Subsidiaries	Charter Location	Year Acquired or Opened	Number Of Locations	Total Portfolio Loans	Total Deposits

Dubuque Bank and Trust Company	Dubuque, IA	1935	8	$ 637,782	$ 670,257

Galena State Bank & Trust Co.	Galena, IL	1992	3	$ 144,152	$ 177,040

First Community Bank	Keokuk, IA	1994	3	$ 84,475	$ 103,602

Riverside Community Bank	Rockford, IL	1995	4	$ 146,925	$ 187,052

Wisconsin Community Bank	Madison, WI	1997	7	$ 285,010	$ 321,647

New Mexico Bank & Trust	Albuquerque, NM	1998	16	$ 455,383	$ 459,530

Arizona Bank & Trust	Phoenix, AZ	2003	6	$ 160,309	$ 155,093

Rocky Mountain Bank	Billings, MT	2004	9	$ 316,776	$ 305,933

Summit Bank and Trust	Broomfield, CO	2006	3	$ 27,493	$ 30,860

C.  COMPETITION

Heartland encounters competition in all areas of its business pursuits. To compete effectively, develop its market base, maintain flexibility, and keep pace with changing economic and social conditions, Heartland continuously refines and develops its products and services. The principal methods of competing in the financial services industry are through product selection, personal service and convenience.

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

D.      EMPLOYEES

At December 31, 2007, Heartland employed 982 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits, and management considers its employee relations to be excellent. Heartland utilizes Predictive Index software to assist with placing potential employees in new positions within Heartland and with evaluating current positions.

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

F.      SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Illinois Department of Financial and Professional Regulation (the “Illinois DFPR”), the New Mexico Financial Institutions Division (the “New Mexico FID”), the Montana Financial Institution Division (the “Montana Division”), the Division of Banking of the Wisconsin Department of Financial Institutions (the “Wisconsin DFI”), the Arizona State Banking Department (the “Arizona Department”), the Colorado Department of Regulatory Agencies, Division of Banking (the “Colorado Division”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC.  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of Heartland. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The Company

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Community Bank, Galena State Bank & Trust Co., Riverside Community Bank and First Community Bank and the controlling shareholder of Arizona Bank & Trust and Summit Bank & Trust, is a bank holding company.  As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the BHCA.  In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so.  Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve.  Heartland is also required to file with the Federal Reserve periodic reports of Heartland’s operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2007, Heartland had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments
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

Galena State Bank & Trust Co. and Riverside Community Bank are Illinois-chartered banks.  As Illinois-chartered banks, Galena State Bank & Trust Co. and Riverside Community Bank are subject to the examination, supervision, reporting and enforcement requirements of the Illinois DFPR, the chartering authority for Illinois banks.

New Mexico Bank & Trust is a New Mexico-chartered bank.  As a New Mexico-chartered bank, New Mexico Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the New Mexico FID, the chartering authority for New Mexico banks.

Rocky Mountain Bank is a Montana-chartered bank. As a Montana-chartered bank, Rocky Mountain Bank is subject to the examination, supervision, reporting and enforcement requirements of the Montana Division, the chartering authority for Montana banks.

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

The deposit accounts of the Bank Subsidiaries are insured by the FDIC to the maximum extent provided under federal law and FDIC regulations.  As FDIC-insured institutions, each of the Bank Subsidiaries also is subject to the examination, supervision, reporting and enforcement requirements of the FDIC, designated by federal law as the primary federal regulator of state-chartered FDIC-insured banks that, like the Bank Subsidiaries, are not members of the Federal Reserve System.

Deposit Insurance
As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).

FICO Assessments
The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency.  In general, the amount of the assessment is calculated on the basis of each institution’s total assets.  During the year ended December 31, 2007, the Bank Subsidiaries paid supervisory assessments totaling $425 thousand.

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

As of December 31, 2007: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations.  As of December 31, 2007, Summit Bank & Trust (i) met the 8% capital to assets ratio established by the FDIC as a condition to Summit Bank & Trust’s deposit insurance; and (ii) was “well-capitalized,” as defined by applicable regulations.

Liability of Commonly Controlled Institutions
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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.  Further, First Community Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with First Community Bank’s conversion from the mutual to the stock form of ownership in 1991.  As of December 31, 2007, approximately $98.7 million was available to be paid as dividends by the Bank Subsidiaries.  Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.  In addition, Summit Bank & Trust is subject to the FDIC’s prohibition on the payment of dividends during the first three years of a bank’s operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate.

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

Federal Reserve
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $43.9  million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $43.9 million, the reserve requirement is $1.038 million plus 10% of the aggregate amount of total transaction accounts in excess of $43.9 million.  The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank Subsidiaries are in compliance with the foregoing requirements.

G.           GOVERNMENTAL MONETARY POLICY AND ECONOMIC CONDITIONS

Heartland’s earnings are affected by the policies of regulatory authorities, including the Federal Reserve. The Federal Reserve’s monetary policies have significantly affected the operating results of commercial banks in the past and are expected to continue doing so in the future. Changing economic and money market conditions prompted by the actions of monetary and fiscal authorities may cause changes in interest rates, credit availability, and deposit levels that are beyond Heartland’s control. Future policies of the Federal Reserve and other authorities cannot be predicted, nor can their effect on future earnings.

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

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo bank formations or branch openings.  Based on our experience, we believe that it generally takes up to three years for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits.  To the extent that we undertake additional branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

Our market and growth strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our different market areas.  Because our service areas are spread over such a wide geographical area, our management headquartered in Dubuque, Iowa, is dependent on the effective leadership and capabilities of the management in our local markets for the continued success of Heartland.  Our ability to retain executive officers, the current management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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

Commercial loans were $1.63 billion (including $1.23 billion of commercial real estate loans), or approximately 71% of our total loan portfolio as of December 31, 2007.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.23 billion, or approximately 76%, of our total commercial loan portfolio as of December 31, 2007. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. A significant portion of these loans are owner occupied, which reduces the risk typically associated with commercial real estate lending since the primary source of repayment comes from the successful operation of a business instead of the cash flow generated from the rental of the property. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Non owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land developments loans.  When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the problems that have occurred in the residential real estate and mortgage markets were to spread to the commercial real estate market, particularly within our market areas, the value of collateral securing our commercial real estate loans may decline and the demand for our commercial real estate loans could decrease. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the collateral value that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. We generally have not experienced a downturn in credit performance by our commercial real estate loan customers, but in light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.

Our commercial real estate loans also include commercial construction loans, including land acquisition and development. Construction, land acquisition and development lending involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. Additionally, with the ongoing economic environment and the correction in housing prices that is occurring in many of our market areas, a decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers.

Our one- to four-family residential mortgage loans may result in lower yields and profitability.

One- to four-family residential mortgage loans comprised $217.0 million, or 10%, of our loan and lease portfolio at December 31, 2007, and are secured primarily by properties located in the Midwest. These loans generally result in lower yields and lower profitability for us than other loans in Heartland’s portfolio and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, may result in a continued decrease in mortgage loan volume and increased charge-offs if are not able to realize the amount of security that we anticipated at the time of originating the loan.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2007, consumer loans totaled $199.5 million, or 9%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. Citizens Finance loans, net of unearned,  totaled $39.7 million at December 31, 2007, or 20% of Heartland’s total consumer loan portfolio, net of unearned.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2007, agricultural real estate loans totaled $153.1 million, or 7%, of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat.  Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2007, these loans totaled $72.5 million, or 3%, of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

We established our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2007, our allowance for loan losses as a percentage of total loans was 1.45% and as a percentage of total non-performing loans was approximately 104%.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future.  However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, and the various state agencies where we have a bank presence.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to being able to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas.  Many of our larger competitors have substantially greater resources to invest in technological improvements.  As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As of December 31, 2007, Heartland had no unresolved staff comments.

 ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations

Banking Subsidiaries
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	59,500	Owned	8

Galena State Bank & Trust Co. 971 Gear Street Galena, IL 61036	18,000	Owned	3

Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4

First Community Bank 320 Concert Street Keokuk, IA 52632	6,000	Owned	3

Wisconsin Community Bank 8240 Mineral Point Rd. Madison, WI 53719	19,000	Owned	7

New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2011	16

Arizona Bank & Trust 2036 E. Camelback Rd. Phoenix, AZ 85016	14,000	Owned	6
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9
Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	3
Non-Bank Subsidiaries
Citizens Finance Co. 1275 Main Street Dubuque, IA 52001		Leased from DB&T	8

The principal office of Heartland is located in Dubuque Bank and Trust Company's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2007, that are ordinary routine litigation incidental to our business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 1,500 stockholders of record as of March 9, 2008, and approximately 1,600 additional stockholders held shares in street name.  The common stock of Heartland has been quoted on the Nasdaq National Market System since May 2003 under the symbol “HTLF”. Prior to quotation on the Nasdaq National Market System, the common stock of Heartland was traded on the over-the-counter market.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the Nasdaq National Market System. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter	High	Low

2007:
First	$28.80	$25.75
Second	27.20	23.07
Third	23.67	17.04
Fourth	22.25	18.08

2006:
First	$23.60	$20.11
Second	26.67	22.55
Third	27.86	24.16
Fourth	31.08	25.10

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2007.  The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2007	2006

First	$.09	$.09
Second	.09	.09
Third	.09	.09
Fourth	.10	.09

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

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended December 31, 2007, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchase	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/01/07- 10/31/07	20,166	$20.06	20,166	$1,937,758
11/01/07- 11/30/07	67,501	$19.10	67,501	$1,091,753
12/01/07- 12/31/07	15,792	$18.73	15,792	$1,316,384
Total:	103,459	$19.23	103,459	N/A

(1)
Effective April 17, 2007, Heartland’s board of directors authorized management to acquire and hold up to 250,000 shares of common stock as treasury shares at any one time. Effective January 24, 2008, Heartland’s board of directors authorized an expansion of the number of treasury shares at any one time to 500,000.

There were no registered sales of equity securities made during the fourth quarter of Heartland’s fiscal year 2007.

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

Cumulative Total Return Performance
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Heartland Financial USA, Inc.	$100.00	$164.25	$180.66	$198.18	$267.28	$174.87
Nasdaq Composite	$100.00	$149.75	$164.64	$168.60	$187.83	$205.22
Nasdaq Bank	$100.00	$130.51	$144.96	$141.92	$159.42	$125.80

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2002

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Index Value
12/31/2002
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
Heartland Financial USA, Inc.
Nasdaq Composite
Nasdaq Bank

*Total return assumes reinvestment of dividends

ITEM 6.
SELECTED FINANCIAL DATA
For the years ended December 31, 2007, 2006, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2007		2006		2005		2004		2003
STATEMENT OF INCOME DATA
Interest income	$215,231		$190,150		$151,489		$120,374		$99,517
Interest expense	105,891		85,409		58,916		43,073		37,312
Net interest income	109,340		104,741		92,573		77,301		62,205
Provision for loan and lease losses	10,073		3,883		6,533		4,846		4,183
Net interest income after provision for loan and lease losses	99,267		100,858		86,040		72,455		58,022
Noninterest income	31,961		29,444		25,457		23,135		22,167
Noninterest expenses	97,857		94,449		80,285		68,425		54,704
Income taxes	9,409		11,578		9,561		7,556		7,990
Income from continuing operations	23,962		24,275		21,651		19,609		17,495
Discontinued operations:
Income from discontinued operations (including gain on sale of $2,242 in 2007 and $20 in 2006)	2,756		1,758		1,664		1,024		371
Income taxes	1,085		931		589		381		147
Income from discontinued operations	1,671		827		1,075		643		224
Net income	$25,633		$25,102		$22,726		$20,252		$17,719

PER COMMON SHARE DATA
Net income – diluted	$1.54		$1.50		$1.36		$1.26		$1.16
Income from continuing operations – diluted[1]	1.44		1.45		1.30		1.22		1.15
Cash dividends	0.37		0.36		0.33		0.32		0.27
Dividend payout ratio	23.60%		23.53%		23.82%		24.87%		23.09%
Book value	$14.04		$12.65		$11.46		$10.69		$9.29
Weighted average shares outstanding-diluted	16,596,806		16,734,989		16,702,146		16,084,557		15,258,440

BALANCE SHEET DATA
Investments and federal funds sold	$689,949		$617,119		$567,002		$553,284		$451,753
Loans held for sale	12,679		50,381		40,745		32,161		25,678
Total loans and leases, net of unearned	2,280,167		2,147,845		1,953,066		1,772,954		1,322,549
Allowance for loan and lease losses	32,993		29,981		27,791		24,973		18,490
Total assets	3,264,126		3,058,242		2,818,332		2,629,055		2,018,366
Total deposits	2,376,299		2,311,657		2,118,178		1,983,846		1,492,488
Long-term obligations	263,607		224,523		220,871		196,193		173,958
Stockholders’ equity	230,600		209,711		187,812		175,782		140,923

EARNINGS PERFORMANCE DATA
Return on average total assets	0.81%		0.86%		0.84%		0.87%		0.95%
Return on average stockholders’ equity	11.88		12.86		12.55		12.82		13.46
Net interest margin ratio[1,2]	3.95		4.17		4.03		3.90		3.86
Earnings to fixed charges:
Excluding interest on deposits	2.26	x	2.61	x	2.97	x	3.19	x	3.61	x
Including interest on deposits	1.34		1.44		1.55		1.65		1.69

ASSET QUALITY RATIOS
Nonperforming assets to total assets	1.06%		0.34%		0.60%		0.41%		0.32%
Nonperforming loans and leases to total loans and leases	1.40		0.39		0.77		0.56		0.42
Net loan and lease charge-offs to average loans and leases	0.30		0.11		0.18		0.16		0.14
Allowance for loan and lease losses to total loans and leases	1.45		1.40		1.42		1.41		1.40
Allowance for loan and lease losses to nonperforming loans and leases	103.66		356.11		185.37		251.62		333.11

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	6.84%		6.66%		6.68%		6.77%		7.03%
Total capital to risk-adjusted assets	12.48		11.18		10.61		10.82		12.42
Tier 1 leverage	8.01		7.74		7.66		7.26		8.07

*
The selected historical consolidated financial information set forth above is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

[1]	Excludes the discontinued operations of our Broadus branch and the related gain on sale in 2007 and ULTEA and the related gain on sale in 2006.
[2]	Tax equivalent using a 35% tax rate.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The Consolidated Financial Statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was a 90% owner on December 31, 2007, and  December 31, 2006, and an 86% owner on December 31, 2005; Summit Bank & Trust, of which Heartland was an 81% owner on December 31, 2007, and an 80% owner on December 31, 2006; and Summit Acquisition Corporation of which Heartland was a 99% owner on December 31, 2006.

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

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through nine banking subsidiaries with a total of 59 banking locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana and Colorado.  Heartland’s tenth banking subsidiary will open in April of 2008, taking the total locations to 60. In addition, Heartland has separate subsidiaries in the consumer finance, insurance and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings.

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

Net income for the year ended December 31, 2007, was $25.6 million, or $1.54 per diluted share, an increase of $531,000 or 2% over net income of $25.1 million, or $1.50 per diluted share, recorded during 2006. Return on average equity was 11.88% and return on average assets was 0.81% for 2007, compared to 12.86% and 0.86%, respectively, for 2006. During the first quarter of 2006, a pre-tax judgment of $2.4 million was recorded as noninterest expense, while a $286,000 award under a counterclaim was recorded as a loan loss recovery. The net after-tax effect to net income for this one-time event was $1.3 million. Exclusive of this expense, Heartland’s net income for 2006 was $26.4 million, or $1.58 per diluted share. Because of the non-recurring nature of this expense, management believes that this pro-forma presentation can help investors understand Heartland’s financial performance for 2006.

The sale of Rocky Mountain Bank’s branch banking office in Broadus, Montana, was completed on June 22, 2007.  Included in the sale were $20.9 million of loans and $30.2 million of deposits. The results of operations of the branch are reflected on the income statement as income from discontinued operations for the prior periods reported. During 2007, income from the discontinued operations of the Broadus branch included a $2.4 million pre-tax gain recorded as a result of the sale.

For the year 2007, income from continuing operations was $24.0 million, or $1.44 per diluted share, compared to $24.3 million, or $1.45 per diluted share, during 2006. Exclusive of the $1.3 million one-time expense associated with the court case mentioned earlier, Heartland’s net income from continuing operations for 2006 was $25.6 million, or $1.53 per diluted share. Income during 2007 fell short of the income recorded during 2006 primarily as a result of increased provision for loan and lease losses, which was $10.1 million during 2007 compared to $3.9 million during 2006, an increase of $6.2 million or 159%. The impact of this additional expense on earnings was partially mitigated by growth in net interest income and noninterest income. Net interest income increased $4.6 million or 4% over the prior year, primarily as a result of a $266.3 million or 10% growth in average earning assets and was partially offset as the amount of nonperforming loans increased throughout the year. For the year 2007, noninterest income increased $2.5 million or 9% over 2006, primarily from increased trust fees, brokerage and insurance commissions, gains on sale of loans and income on bank-owned life insurance. During the fourth quarter of 2007, Heartland sold its credit card portfolio, resulting in a gain of $1.0 million. The increases in the aforementioned noninterest income categories were partially offset by $1.2 million in amortization of investments made during 2007 in limited liability companies that own certified historic structures for which historic rehabilitation tax credits apply. For the year 2007, noninterest expense increased $3.4 million or 4%. Exclusive of the $2.4 million judgment recorded during 2006, noninterest expense increased $5.8 million or 6%. The largest contributor to this increase was salaries and employee benefits which grew by $3.6 million or 7% during 2007, primarily due to branch expansions, including the formation of Summit Bank & Trust and Minnesota Bank & Trust, and additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries. Total full-time equivalent employees increased to 982 at December 31, 2007, from 959 at December 31, 2006. Heartland’s expansion efforts during 2007 included the opening of five new branch offices, the relocation of one branch office and the formation of its newest de novo bank charter, Minnesota Bank & Trust. Looking into 2008, Heartland plans to continue to make strategic investments in future growth by expanding its banking franchise in existing markets, albeit at a somewhat slower pace.

Net income for the year ended December 31, 2006, was $25.1 million, or $1.50 per diluted share, an increase of $2.4 million or 10% from the net income of $22.7 million, or $1.36 per diluted share, recorded for 2005. Return on average equity was 12.86% and return on average assets was 0.86% for 2006, compared to 12.55% and 0.84%, respectively, for 2005. Exclusive of the $1.3 million one-time expense associated with the court case mentioned earlier, Heartland’s net income for 2006 was $26.4 million, or $1.58 per diluted share, an increase of $3.7 million or 16% over 2005.

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

On May 3, 2006, Heartland was notified by the court that a verdict was entered awarding the plaintiff $2.4 million for its original claim and awarding Heartland $286,000 for its counterclaim against the plaintiff in a lawsuit regarding a breach of contract claim relating to the 2002 sale of Wisconsin Community Bank’s Eau Claire branch. Heartland recorded the judgments in the quarter ended March 31, 2006. Heartland has filed an appeal to the court ruling and the plaintiff subsequently filed a cross-appeal. In February 2008, Heartland received word that the Wisconsin Court of Appeals for District III upheld the lower court damage award and dismissed the plaintiff’s cross-appeal. Heartland has filed for certiorari to the Wisconsin Supreme Court for a review of the Appellate Court Decision.

The sale of ULTEA Inc., Heartland’s fleet leasing subsidiary, to ALD Automotive was completed on December 22, 2006. Total assets of ULTEA at the date of sale were $50.3 million. The financial statements reflect the results of operations of ULTEA on the consolidated statements of income as income from discontinued operations for the prior periods. During 2006, income from operations of this discontinued subsidiary included the $20,000 pre-tax gain recorded as a result of the sale. During 2006, Heartland also closed the office of HTLF Capital Corp., its investment banking subsidiary, as its two officers left employment with Heartland to join another investment bank. These strategic divestitures represented Heartland’s commitment to focus resources on its core banking and consumer finance businesses.

The improved earnings during 2006 compared to 2005 were primarily due to the $12.2 million or 13% growth in net interest income. Average earning assets increased $217.8 million or 9% from $2.38 billion during 2005 to $2.60 billion during 2006. Noninterest income increased $4.0 million or 16% during 2006 compared to 2005. The categories experiencing the largest increases were service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions and securities gains. Also contributing to the increased earnings during 2006 was a $2.7 million or 41% reduction in the provision for loan and lease losses resulting from the positive resolution of a significant portion of nonperforming and nonaccrual loans, along with a $1.2 million or 34% decline in net charge-offs. For 2006, noninterest expense increased $14.2 million or 18% when compared to 2005. The largest contributor to this increase was salaries and employee benefits, which grew by $6.1 million or 13% during this one-year comparative period. This growth in salaries and employee benefits expense was primarily the result of additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries, the addition of branches at New Mexico Bank & Trust and Arizona Bank & Trust, the acquisition of the Bank of the Southwest, and the formation of Summit Bank & Trust, which began operations in October 2005 as a loan production office under the Rocky Mountain Bank umbrella. Costs associated with the expansion efforts also contributed to increases in occupancy, advertising and other noninterest expense during 2006. The $2.4 million judgment recorded during the first quarter of 2006 was also a major factor in the increase in noninterest expense during 2006. Exclusive of the judgment, noninterest expense increased $11.8 million or 15% in comparison to 2005.

At December 31, 2007, total assets reached $3.26 billion, an increase of $205.9 million or 7% since year-end 2006, primarily because of loan growth. Despite the loss of $20.9 million in loans as a result of the sale of the Broadus branch of Rocky Mountain Bank in the second quarter of 2007, total loans and leases grew to $2.28 billion at December 31, 2007, an increase of $132.3 million or 6% since year-end 2006. The growth in loans was balanced between Heartland’s Midwestern and Western markets. The Heartland subsidiary banks experiencing notable loan growth during 2007 were Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank and Summit Bank & Trust. The commercial and commercial real estate loan category grew by $148.9 million or 10%. Included in this change was the reclassification of $28.3 million of commercial real estate loans at Wisconsin Community Bank from the loans held for sale portfolio to the loans held to maturity portfolio as management intends to hold those loans in its portfolio.   Despite the loss of $30.2 million in deposits as a result of the Broadus branch sale, total deposits grew to $2.38 billion at December 31, 2007, an increase of $64.6 million or 3% since year-end 2006. Growth in deposits was weighted more heavily in Heartland’s Midwestern markets. Demand deposits experienced a $10.0 million or 3% increase and savings deposit balances experienced a $32.1 million or 4% increase despite the $3.4 million in demand deposits and $10.6 million in savings deposits lost as part of the Broadus branch sale. The increase in savings deposits primarily resulted from the promotion of a new money market product. Time deposits, excluding brokered time deposits, increased $54.1 million or 5% with a majority of the growth at the Midwestern banks where depositors tend to favor the term deposit product. Included in the Broadus branch sale were $16.2 million in time deposits. Brokered time deposit balances decreased $31.6 million or 31% during the year. At December 31, 2007, brokered time deposits totaled $69.0 million or 3% of total deposits compared to $100.6 million or 4% of total deposits at year-end 2006.

At December 31, 2006, total assets were $3.06 billion, an increase of $239.9 million or 9% since year-end 2005. Total loans and leases were $2.1 billion at December 31, 2006, an increase of $194.8 million or 10% since year-end 2005. The May 15, 2006, acquisition of Bank of the Southwest by Arizona Bank & Trust accounted for $50.9 million or 26% of this growth. The Heartland subsidiary banks experiencing notable loan growth during 2006 were New Mexico Bank & Trust, Arizona Bank & Trust and Rocky Mountain Bank. The commercial and commercial real estate loan category grew by $179.7 million or 14%. Exclusive of the $21.0 million in commercial and commercial real estate loans acquired in the Bank of the Southwest acquisition, this loan category increased by $158.7 million or 12%. Total deposits at December 31, 2006, were $2.3 billion, an increase of $193.5 million or 9% during 2006. The acquisition of Bank of the Southwest accounted for $44.4 million or 23% of this growth. All of Heartland’s subsidiary banks except for First Community Bank and Galena State Bank & Trust Co. experienced growth in deposits during 2006 with 70% of the growth occurring in our banks located in Heartland’s Western markets. Demand deposits experienced an $18.8 million or 5% increase with the Bank of the Southwest acquisition contributing $17.0 million in demand deposit balances at closing. Savings deposit balances increased by $68.6 million or 9%. At closing, the Bank of the Southwest accounted for $17.4 million in savings deposit balances. Brokered time deposits decreased $45.0 million or 31% while other time deposit balances increased $151.1 million or 17% during 2006. The Bank of the Southwest acquisition contributed $10.0 million in other time deposit balances. Of particular note is that the Heartland banks were able to replace a large portion of the maturing brokered time deposits with deposits from our local markets. As interest rates moved upward during the first half of the year and remained at those levels, many deposit customers shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively to retain existing deposit customers, as well as to attract new customers.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2007. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below estimates the theoretical range of the 2007 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality.

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

Allowance for loan and lease losses at December 31, 2007	$32,993
Assuming deterioration in credit quality:
Addition to provision	4,023
Resultant allowance for loan and lease losses	$37,016
Assuming improvement in credit quality:
Reduction in provision	(1,403)
Resultant allowance for loan and lease losses	$31,590

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

Net interest margin, expressed as a percentage of average earning assets, was 3.95% during 2007 compared to 4.17% for 2006.  Affecting the net interest margin throughout 2007 was the impact of foregone interest on Heartland’s nonperforming loans which had increased to $31.8 million by year-end.  Additionally, early in the third quarter of 2007, a $20.5 million investment was made in bank-owned life insurance upon which interest expense associated with the funding of this investment affects net interest margin while the corresponding earnings on this investment is recorded as noninterest income.

Net interest margin, expressed as a percentage of average earning assets, was 4.17% during 2006 compared to 4.03% for 2005.  Heartland’s continued expansion into the Western states of New Mexico, Montana, Arizona and Colorado, where net interest margins were higher than those earned in the Midwestern states, was a contributing factor to the improvement of the net interest margin during that same time period. During 2006, 40% of Heartland’s average earning assets were situated in the West compared to 37% during 2005.

Net interest income, on a tax-equivalent basis, increased $4.7 million or 4% during 2007 and $12.4 million or 13% during 2006. Fluctuations in net interest income between years is related to changes in the volume of average earning assets and interest bearing liabilities, combined with changes in average yields and rates of the corresponding assets and liabilities as demonstrated in the tables at the end of this section. The percentage of average loans to total average assets was 71% during 2007, 70% during 2006 and 68% during 2005.

On a tax-equivalent basis, interest income totaled $218.9 million during 2007 compared to $193.7 million during 2006, an increase of $25.2 million or 13%. This increase was primarily a result of growth in average earning assets which grew $266.3 million or 10% from $2.60 billion in 2006 to $2.86 billion in 2007. Nearly half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. In a downward rate environment, like what has been experienced lately, continued increases in interest income will be more heavily dependent upon the amount of loan growth experienced. The national prime interest rate was 8.25% for the first eight months of 2007 until the Federal Reserve began reducing the targeted fed funds rate later in the year. By year-end the national prime interest rate had declined to 7.25%.

On a tax-equivalent basis, interest income was $193.7 million during 2006 compared to $154.8 million during 2005, an increase of $38.9 million or 25%. This increase was primarily caused by the increase in interest rates during the first six months of 2006. The national prime interest rate increased at 25 basis point increments throughout the first six months of the year going from 7.25% on January 1, 2006, to 8.25% on July 1, 2006.

Interest expense for 2007 was $105.9 million compared to $85.4 million during 2006, an increase of $20.5 million or 24%. The rates on many of the time deposit accounts maturing during the first half of 2007 were lower than the current rates as more than half of those maturing time deposits had been issued during the last half of 2005 and first half of 2006 when rates were lower. Additionally, Heartland continued to experience movement in deposit balances from noninterest bearing deposit accounts to interest bearing deposit accounts. Approximately 77% of Heartland’s certificate of deposit accounts will mature within the next twelve months at a weighted average rate of 4.73%.

Interest expense for 2006 was $85.4 million compared to $58.9 million during 2005, an increase of $26.5 million or 45%. As rates moved upward during the first half of 2006 and continued at those levels during the remainder of the year, Heartland experienced some movement in deposit balances from lower yielding accounts into higher yielding money market and certificate of deposit accounts. The targeted federal funds rate increased in 25 basis point increments going from 4.25% at the beginning of the year to 5.25% on June 29, 2006, and remained at the 5.25% level for the remainder of the year.

Heartland manages its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. During 2008, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland’s net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet will be delayed if rates rise as a highly competitive environment is expected to place pressure on deposit costs. Eventually, in a rapidly rising interest rate environment, funding costs should stabilize while asset yields continue to improve. Alternatively, Heartland’s net interest income would likely decline in a falling rate environment. Given the asset sensitive posture of Heartland’s balance sheet and the 125 basis point rate cut by the Federal Reserve in January 2008, Heartland will be challenged to maintain its net interest margin at the current level. Management continues to support a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients.

In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income on the loan portfolio, Heartland has two derivative transactions currently open: a five-year collar transaction on a notional $50.0 million entered into in September 2005 and a three-year collar transaction on a notional $50.0 million entered into in April 2006. Additionally, in August 2006, Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement in the amount of $50.0 million initially had a variable interest rate that reset quarterly to the 3-month LIBOR rate plus 29.375 basis points. Within this contract was an interest floor option that resulted when the 3-month LIBOR rate fell to 4.40% or lower. If that situation occurred, the rate paid would have been decreased by two times the difference between the 3-month LIBOR rate and 4.40%. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was nearly equivalent to the interest rate being paid on the repurchase agreement contract. As the general level of interest rates declined during 2007, this transaction was restructured to reduce the risk of rising rates in the future. The unrealized gains were used to buy down the maximum rate to 3.06% until August 28, 2009, when it is callable. If not called, the funding will remain in place until November 28, 2010. Within this contract is an interest cap option that will reduce the interest rate being paid as the 3-month LIBOR rate exceeds 5.15%.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES [1]
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)
	2007			2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$477,338	$21,937	4.60%	$419,625	$17,593	4.19%	$400,993	$13,896	3.47%
Nontaxable [1]	136,552	9,077	6.65	131,149	8,843	6.74	121,227	8,481	7.00
Total securities	613,890	31,014	5.05	550,774	26,436	4.80	522,220	22,377	4.28
Interest bearing deposits	700	33	4.71	555	22	3.96	6,994	277	3.96
Federal funds sold	7,295	387	5.31	2,522	164	6.50	5,103	175	3.43
Loans and leases:
Commercial and commercial real estate [1]	1,597,247	125,916	7.88	1,427,989	109,495	7.67	1,233,663	81,208	6.58
Residential mortgage	240,932	16,303	6.77	228,954	14,964	6.54	232,481	14,132	6.08
Agricultural and agricultural real estate [1]	225,471	18,209	8.08	212,992	17,077	8.02	212,548	14,672	6.90
Consumer	196,432	20,655	10.52	187,814	18,684	9.95	177,264	15,658	8.83
Direct financing leases, net	11,939	714	5.98	13,913	839	6.03	14,250	790	5.54
Fees on loans	-	5,696	-	-	6,054	-	-	5,535	-
Less: allowance for loan and lease losses	(31,870)	-	-	(29,801)	-	-	(26,659)	-	-
Net loans and leases	2,240,151	187,493	8.37	2,041,861	167,113	8.18	1,843,547	131,995	7.16
Total earning assets	2,862,036	$218,927	7.65%	2,595,712	$193,735	7.46%	2,377,864	$154,824	6.51%
NONEARNING ASSETS
Total nonearning assets	292,788			333,990			330,632
TOTAL ASSETS	$3,154,824			$2,929,702			$2,708,496
INTEREST BEARING LIABILITIES
Interest bearing deposits:
Savings	$831,675	$22,404	2.69%	$781,636	$18,993	2.43%	$741,814	$10,889	1.47%
Time, $100,000 and over	291,073	14,307	4.92	220,736	9,287	4.21	197,127	6,343	3.22
Other time deposits	876,146	41,154	4.70	826,610	34,250	4.14	750,353	25,643	3.42
Short-term borrowings	287,428	13,293	4.62	225,500	9,827	4.36	199,529	5,335	2.67
Other borrowings	241,517	14,733	6.10	229,020	13,051	5.70	211,558	10,706	5.06
Total interest bearing liabilities	2,527,839	105,891	4.19	2,283,502	85,408	3.74	2,100,381	58,916	2.81
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	362,109			347,041			326,203
Accrued interest and other liabilities	49,136			104,035			100,876
Total noninterest bearing liabilities	411,245			451,076			427,079
STOCKHOLDERS’ EQUITY	215,740			195,124			181,036
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,154,824			$2,929,702			$2,708,496

Net interest income [1]		$113,036			$108,327			$95,908
Net interest spread			3.46%			3.72%			3.71%
Net interest income to total earning assets [1]			3.95%			4.17%			4.03%
Interest bearing liabilities to earning assets	88.32%			87.97%			88.33%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

The table above sets forth certain information relating to Heartland’s average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans are included in each respective loan category.

The following table allocates the changes in net interest income to differences in either average balances or average rates for earning assets and interest bearing liabilities. The changes have been allocated proportionately to the change due to volume and change due to rate. Interest income is measured on a tax equivalent basis using a 35% tax rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005			2005 Compared to 2004
	Change Due to			Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$2,420	$1,924	$4,344	$646	$3,051	$3,697	$978	$(483)	$495
Tax-exempt	364	(130)	234	694	(332)	362	1,651	(207)	1,444
Interest bearing deposits	6	5	11	(255)	-	(255)	12	38	50
Federal funds sold	310	(87)	223	(89)	78	(11)	(44)	89	45
Loans and leases	16,229	4,151	20,380	14,199	20,919	35,118	18,273	11,387	29,660
TOTAL EARNING ASSETS	19,329	5,863	25,192	15,195	23,716	38,911	20,870	10,824	31,694

LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	1,216	2,195	3,411	585	7,519	8,104	684	4,361	5,045
Time, $100,000 and over	2,959	2,061	5,020	760	2,184	2,944	1,194	1,254	2,448
Other time deposits	2,052	4,852	6,904	2,606	6,001	8,607	3,319	1,416	4,735
Short-term borrowings	2,699	767	3,466	694	3,798	4,492	472	2,473	2,945
Other borrowings	712	970	1,682	884	1,461	2,345	1,127	(457)	670
TOTAL INTEREST BEARING LIABILITIES	9,638	10,845	20,483	5,529	20,963	26,492	6,796	9,047	15,843
NET INTEREST INCOME	$9,691	$(4,982)	$4,709	$9,666	$2,753	$12,419	$14,074	$1,777	$15,851

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report.

The provision for loan losses was $10.1 million during 2007 compared to $3.9 million in 2006, an increase of $6.2 million or 159%. The provision for loan losses increased during 2007 as a result of loan growth, an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses. The provision for loan losses also increased as a result of the downgrading of credits as the economy softened and real estate values declined, particularly in the Phoenix market. The provision for loan losses during 2006 was $3.9 million compared to $6.5 million in 2005, a decrease of $2.6 million or 41%. The positive resolution of a significant portion of Heartland’s nonperforming and nonaccrual loans, along with a $1.2 million or 34% decline in net charge-offs during 2006 compared to 2005, contributed to the reduction in the provision for loan losses during 2006.

NONINTEREST INCOME
(Dollars in thousands)

	For the years ended December 31,			% Change
	2007	2006	2005	2007/ 2006	2006/ 2005
Service charges and fees, net	$11,108	$11,058	$9,211	-%	20%
Loan servicing income	4,376	4,279	3,093	2	38
Trust fees	8,053	7,258	6,530	11	11
Brokerage and insurance commissions	3,097	1,871	1,401	66	34
Securities gains, net	341	553	198	(38)	179
Gain (loss) on trading account securities	(105)	141	(11)	174	1,382
Impairment loss on equity securities	-	(76)	-	100	-
Gains on sale of loans	3,578	2,289	2,572	56	(11)
Valuation adjustment on mortgage servicing rights	-	-	39	-	(100)
Income on bank-owned life insurance	1,777	1,151	1,022	54	13
Other noninterest income	(264)	920	1,402	(129)	(34)
Total noninterest income	$31,961	$29,444	$25,457	9%	16%

The table above shows Heartland’s noninterest income for the years indicated. Total noninterest income increased $2.5 million or 9% during 2007 and $4.0 million or 16% during 2006. The noninterest income categories contributing significantly to the improvement during 2007 were trust fees, brokerage and insurance commissions, gains on sale of loans and income on bank-owned life insurance. The noninterest income categories reflecting significant improvement during 2006 were service charges and fees, loan servicing income and trust fees. Recorded in other noninterest income during the third quarter of 2005 was the forgiveness of $500,000 in debt as Heartland fulfilled the job creation requirements of its Community Development Block Grant Loan Agreement with the City of Dubuque. Exclusive of this one-time income item, noninterest income increased $4.5 million or 18% during 2006.

During 2007, service charges and fees increased $50 thousand or less than 1% whereas, during 2006, service charges and fees increased $1.8 million or 20%. Included in service charges and fees were the fees recorded at HTLF Capital Corp., which were $30 thousand during 2007, $502 thousand during 2006 and $181 thousand during 2005. In the second quarter of 2006, the officers of HTLF Capital Corp. left employment with Heartland to join an investment bank. Subsequently, management decided to close the operations of this subsidiary. Fees recorded by HTLF Capital Corp. on any transactions financed by the Heartland subsidiary banks were deferred and recognized as income over the period of the loan. Exclusive of the fees at HTLF Capital Corp., service charges and fees increased $521 thousand or 5% during 2007 and $1.5 million or 17% during 2006, primarily as a result of additional overdraft fees and growth in fees collected for the processing of activity on Heartland’s automated teller machines and debit cards. Early in 2006, an overdraft privilege feature that had been added to our retail checking account product line in 2004 was added to our business checking account product line. The expansion of this feature into the business product line, along with growth in the number of checking accounts, resulted in the increase of overdraft fees. Overdraft fees were $5.5 million during 2007 compared to $5.1 million during 2006 and $4.3 million during 2005.

Loan servicing income increased $97 thousand or 2% during 2007 and $1.2 million or 38% during 2006. Servicing fees on commercial loans totaled $2.5 million during 2007 and 2006 compared to $1.7 million during 2005. Also included in this category are service fees collected on the mortgage loans Heartland sold into the secondary market, while retaining servicing. Heartland’s mortgage loan servicing portfolio grew from $582.7 million at December 31, 2005 to $602.7 million at December 31, 2006, and $636.0 million at December 31, 2007, generating mortgage loan servicing fees of $1.6 million for 2007 and $1.5 million for 2006 and 2005.

Trust fees increased $795 thousand or 11% during 2007 and $728 thousand or 11% during 2006. During the second quarter of 2006, the fee schedule for trust services was adjusted upward. Additionally, the market value of trust assets, upon which a large portion of trust fees are based, increased from $1.4 billion at year-end 2005 to $1.6 billion at year-end 2006 and $1.7 billion at year-end 2007.

Brokerage and insurance commissions increased $1.2 million or 66% during 2007 and $470 thousand or 34% during 2006. In March 2007, Summit Bank & Trust completed the acquisition of brokerage personnel and a book of business. The experienced brokers and support staff serve their 8,800 investment clients from Summit Bank & Trust’s Broomfield office. Also contributing to the additional commissions during both years was Heartland’s change in the fall of 2005 to a new third party marketer of alternative investment products. This change to IFMG Securities, Inc. greatly enhanced the product offerings Heartland is able to provide its customers. In 2008, IFMG Securities, Inc. was acquired by LPL Financial, one of the largest and best known independent brokerage firms in the United States. Many of Heartland’s subsidiary banks have begun to more actively promote brokerage and insurance services.

Impairment losses on equity securities deemed to be other than temporary totaled $76 thousand during 2006. This loss was related to the decline in market value of one of the issues of common stock held in Heartland’s available for sale equity securities portfolio. During 2007, this particular issue of common stock was sold.

Gains on sale of loans were $3.6 million during 2007, $2.3 million during 2006 and $2.6 million during 2005. Included in these gains during 2007 was the sale of Heartland’s credit card portfolio at a gain of $1.0 million. Exclusive of this one-time event, Heartland’s gains on sale of loans generally results from the sale of fifteen- and thirty-year, fixed-rate mortgage loans into the secondary market. During low rate environments and flat yield curve environments, customers are more apt to take these long-term mortgage loans, which Heartland usually elects to sell.

Income on bank-owned life insurance increased $626 thousand or 54% during 2007 and $129 thousand or 13% during 2006. The increase during 2007 is reflective of improved performance on a newly purchased policy which included a new premium of $20.5 million and $30.5 million in exchanged policies.

Other noninterest income decreased $1.2 million or 129% during 2007 and $482 thousand or 34% during 2006. During the third quarter of 2007, Dubuque Bank and Trust Company acquired a 99.9% ownership interest in two different limited liability companies that own certified historic structures for which historic rehabilitation tax credits apply. Amortization of the investments in these limited liability companies was recorded in the amount of $1.2 million during 2007. Excluding this amortization, other noninterest income during 2007 remained consistent with the $920 thousand recorded during 2006. Other noninterest income during 2005 included the forgiveness of $500 thousand in debt as Heartland fulfilled the job creation requirements of its Community Development Block Grant Loan Agreement with the City of Dubuque.

NONINTEREST EXPENSE
(Dollars in thousands)

	For the years ended December 31,			% Change
	2007	2006	2005	2007/ 2006	2006/ 2005
Salaries and employee benefits	$54,568	$50,975	$44,913	7%	13%
Occupancy	7,902	7,291	5,893	8	24
Furniture and equipment	6,972	6,724	6,132	4	10
Outside services	9,555	9,404	8,275	2	14
Advertising	3,642	3,893	3,217	(6)	21
Intangible assets amortization	892	942	961	(5)	(2)
Other noninterest expenses	14,326	15,220	10,894	(6)	40
Total noninterest expense	$97,857	$94,449	$80,285	4%	18%
Efficiency ratio[1]	67.65%	68.83%	66.26%

[1] Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

The table above shows Heartland’s noninterest expense for the years indicated. Noninterest expense increased $3.4 million or 4% in 2007 and $14.2 million or 18% in 2006. Contributing to the increases in these costs during both years were expenses associated with expansion efforts. Additionally, the $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006 was a factor in the increase in noninterest expense for 2006. Exclusive of the judgment, noninterest expense increased $5.8 million or 6% during 2007 and $11.8 million or 15% in 2006.

Salaries and employee benefits, the largest component of noninterest expense, increased $3.6 million or 7% during 2007 and $6.1 million or 13% during 2006. The smaller increase during 2007 was primarily related to a $2.3 million adjustment recorded during the fourth quarter of 2007 for lower employer incentive payouts and employer contributions to Heartland’s retirement plan. Growth in salaries and employee benefits expense during both years was primarily due to branch expansions, including the formation of Summit Bank & Trust and Minnesota Bank & Trust and additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries. Total full-time equivalent employees increased to 982 at year-end 2007 from 959 at year-end 2006 and 909 at year-end 2005.

Occupancy and furniture and equipment expense, in aggregate, increased $859 thousand or 6% during 2007 and $2.0 million or 16% during 2006. During these two years, Heartland continued to focus efforts on growth opportunities. Wisconsin Community Bank celebrated the opening of its Madison, Wisconsin office in March 2007. New Mexico Bank & Trust opened its third branch office in Santa Fe in April 2007 and two offices in the Albuquerque metropolitan area during 2006, one in Los Lunas in January and the other in Rio Rancho in March. Summit Bank & Trust began operations in its Broomfield, Colorado office in November 2006, opened its second branch office in Thornton, Colorado in May 2007 and acquired its third branch office in Erie, Colorado in October 2007. Rocky Mountain Bank opened its second branch office in Billings, Montana, in September 2007. Arizona Bank & Trust opened its fourth branch in Chandler, Arizona in May 2006, acquired a branch in Tempe, Arizona as a result of its acquisition of Bank of the Southwest in May 2006 and opened its sixth branch office in Gilbert, Arizona in October 2007. Even though expansion efforts adversely affect short-term profitability, management feels these investments offer great potential for Heartland’s future profitability. Of Heartland’s 59 banking offices, six have been open for less than one year, an additional six have been open for less than two years and two more have been open for less than three years. Management believes that it generally takes approximately three years for new branch offices to become profitable. Including the three additional offices under construction, Heartland has roughly 25% of its distribution network yet to make a meaningful contribution to earnings.

Outside services expense increased $151 thousand or 2% during 2007 and $1.1 million or 14% during 2006. These expenses included FDIC assessments totaling $762 thousand during 2007 compared to $271 thousand during 2006 and $272 thousand during 2005. Credits applied towards FDIC assessments during 2007 totaled $868 thousand. Credits remaining for use in 2008 total $269 thousand. Also included in outside services expense were fees paid for legal and consulting services, which had increased during 2006 as a result of the Bank of the Southwest acquisition, the ULTEA, Inc. sale transaction and the formation of Summit Bank & Trust.

Advertising costs decreased $251 thousand or 6% during 2007 compared to an increase of $676 thousand or 21% during 2006. Included in advertising costs during 2006 was approximately $750 thousand paid to a third party provider for a demand deposit acquisition program that was implemented during the first quarter of 2006 and discontinued during the fourth quarter of 2006.

Other noninterest expenses decreased $894 thousand or 6% during 2007 and increased $4.3 million during 2006. Both of the years under comparison included expenses of a nonrecurring nature. The year 2007 included $339 thousand of remaining unamortized issuance costs expensed due to the redemption of $13.0 million of floating rate trust preferred securities. The year 2006 included the $2.4 million judgment mentioned previously. Exclusive of these two items, other noninterest expenses increased $1.1 million or 9% during 2007 and $1.9 million or 18% during 2006, primarily as a result of the expansion efforts. The following types of expenses are classified in the other noninterest expenses category: supplies, telephone, software maintenance, software amortization, seminars and other staff expense.

INCOME TAXES

Income tax expense from continuing operations during 2007 decreased $2.2 million or 19% when compared to 2006, resulting in an effective tax rate of 28.2% for 2007 compared to 32.3% for 2006. The decrease in Heartland’s effective tax rate during 2007 resulted from the recording of a tax benefit totaling $1.4 million in projected federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s newly acquired 99.9% ownership interest in two limited liability companies that own certified historic structures. Heartland’s effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 19.0% during 2007 and 17.7% during 2006. The tax-equivalent adjustment for this tax-exempt interest income was $3.7 million during 2007 compared to $3.6 million during 2006.

Income tax expense from continuing operations during 2006 increased $2.0 million or 21% when compared to 2005, resulting in an effective tax rate of 32.3% for 2006 compared to 30.6% for 2005. The higher effective tax rate during 2006 was attributable to a reduction in the amount of tax-exempt interest income as a percentage of pre-tax income and a reduction in the amount of low-income housing credits. The tax-equivalent adjustment for tax-exempt interest income was $3.6 million during 2006 compared to $3.3 million during 2005. Tax-exempt interest income as a percentage of pre-tax income from continuing operations was 17.7% during 2006 compared to 19.3% during 2005. Income taxes recorded during 2005 included low-income housing tax credits totaling $412 thousand. During 2006, these credits decreased to $218 thousand for the year.

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

LOAN AND LEASE PORTFOLIO
December 31, 2007, 2006, 2005, 2004 and 2003
(Dollars in thousands)
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and commercial real estate	$1,632,597	71.48%	$1,483,738	68.95%	$1,304,080	66.65%	$1,162,103	65.42%	$860,552	64.93%
Residential mortgage	217,044	9.50	225,343	10.47	219,671	11.23	212,842	11.98	148,376	11.19
Agricultural and agricultural real estate	225,663	9.88	233,748	10.86	230,357	11.77	217,860	12.27	166,182	12.54
Consumer	199,518	8.74	194,652	9.05	181,019	9.25	167,109	9.41	136,601	10.31
Lease financing, net	9,158	0.40	14,359	0.67	21,586	1.10	16,284	0.92	13,621	1.03
Gross loans and leases	2,283,980	100.00%	2,151,840	100.00%	1,956,713	100.00%	1,776,198	100.00%	1,325,332	100.00%
Unearned discount	(2,107)		(1,875)		(1,870)		(1,920)		(1,836)
Deferred loan fees	(1,706)		(2,120)		(1,777)		(1,324)		(947)
Total loans and leases	2,280,167		2,147,845		1,953,066		1,772,954		1,322,549
Allowance for loan and lease losses	(32,993)		(29,981)		(27,791)		(24,973)		(18,490)
Loans and leases, net	$2,247,174		$2,117,864		$1,925,275		$1,747,981		$1,304,059
The table below sets forth the remaining maturities by loan and lease category, including loans held for sale.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES [1]
As of December 31, 2007
(Dollars in thousands)
		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and commercial real estate	$802,542	$438,312	$202,977	$82,685	$106,081	$1,632,597
Residential mortgage	88,706	26,962	22,042	39,180	52,778	229,668
Agricultural and agricultural real estate	113,920	51,031	27,857	7,762	25,093	225,663
Consumer	42,947	67,572	10,846	15,753	62,455	199,573
Lease financing, net	3,421	5,569	-	168	-	9,158
Total	$1,051,536	$589,446	$263,722	$145,548	$246,407	$2,296,659

[1] Maturities based upon contractual dates

Heartland experienced growth in total loans and leases of $132.3 million or 6% in 2007 and $194.8 million or 10% in 2006. The June 22, 2007, sale of the Broadus branch of Rocky Mountain Bank included loans of $20.9 million and the May 15, 2006, acquisition of Bank of the Southwest by Arizona Bank & Trust included loans of $50.9 million. Exclusive of these two events, total loans and leases increased by $204.2 million or 10% in 2007 and $143.8 million or 7% in 2006. The Heartland subsidiary banks experiencing notable loan growth during 2007 were Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank and Summit Bank & Trust. During 2006, major contributors to loan growth were New Mexico Bank & Trust, Arizona Bank & Trust and Rocky Mountain Bank. The Heartland subsidiary banks have seen loan demand slow during the last half of 2007 and have been focusing much more attention on credit quality.

The commercial and commercial real estate loan category continues to be the primary focus for all the Heartland subsidiary banks. These loans comprised 71% of the loan portfolio at year-end 2007, 69% at year-end 2006 and 67% at year-end 2005. These loans increased $148.9 million or 10% during 2007 and $179.7 million or 14% during 2006. Included in the change for 2007 was the reclassification of $28.3 million of commercial real estate loans at Wisconsin Community Bank from the loans held for sale portfolio to the loans held to maturity portfolio as management intends to hold those loans in its portfolio. The sale of the Broadus branch of Rocky Mountain Bank included commercial and commercial real estate loans of $3.1 million. The 2007 growth in commercial and commercial real estate loans was greater in Heartland’s Western banks, with New Mexico Bank & Trust being the largest contributor. In the Midwest, Dubuque Bank and Trust Company experienced the largest share of the growth at $51.8 million.  Exclusive of the $21.0 million in commercial and commercial real estate loans acquired in the Bank of the Southwest acquisition, this loan category increased by $158.7 million or 12% during 2006. Nearly all the 2006 growth occurred in Heartland’s Western banks with the largest contributor being New Mexico Bank & Trust.

Agricultural and agricultural real estate loans outstanding decreased $8.1 million or 3% during 2007. The sale of the Broadus branch of Rocky Mountain Bank included $16.2 million of agricultural and agricultural real estate loans. Exclusive of these loans, Heartland’s agricultural loans increased $8.1 million or 4% during 2007, with nearly all this growth occurring at Dubuque Bank and Trust Company. During 2006, agricultural and agricultural real estate loans increased $3.4 million or 1%. Growth at Dubuque Bank and Trust Company, Galena State Bank & Trust Co. and Wisconsin Community Bank was partially offset by payoffs on a few large credits at the New Mexico Bank & Trust office in Clovis, New Mexico.

Residential mortgage loans experienced a decrease of $8.3 million or 4% during 2007 compared to an increase of $5.7 million or 3% during 2006. The sale of the Broadus branch of Rocky Mountain Bank included $978 thousand of residential mortgage loans. Management anticipates that growth in our residential mortgage loan portfolio will be slower in low interest environments when consumers are more apt to choose 15- and 30-year fixed-rate mortgage loans which are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Consumer loans increased $4.9 million or 2% during 2007 and $13.6 million or 8% during 2006. Exclusive of the fourth quarter 2007 sale of Heartland’s credit card portfolio totaling $6.0 million, consumer loans increased $10.9 million or 6% during 2007. During both years, growth at Citizens Finance Co. was a major contributing factor as it experienced an increase of $4.3 million or 11% during 2007 and $3.7 million or 11% during 2006. Citizens Finance Co.’s total loans comprised 21% of Heartland’s total consumer loan portfolio as of December 31, 2007, and 19% as of December 31, 2006. Heartland has continued to pursue opportunities to expand its Citizens Finance Co. subsidiary, as evidenced by the December 2004 opening of an office in Crystal Lake, Illinois; May 2006 opening of an office in Tinley Park, Illinois; October 2006 opening of an office in Cedar Rapids, Iowa and the January 2007 opening of an office in Davenport, Iowa. Also contributing to the growth in consumer loans during both years was the successful sale of home equity lines of credit, primarily in Heartland’s Western banks.

Loans held for sale decreased $37.7 million or 75% during 2007, primarily as a result of the reclassification of $28.3 million of commercial real estate loans at Wisconsin Community Bank from the loans held for sale portfolio to the loans held to maturity portfolio as management intends to hold those loans in its portfolio. Loans held for sale increased $9.6 million or 24% during 2006, as a result of activity in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market, and commercial and commercial real estate loans at Wisconsin Community Bank that were structured to meet the USDA and SBA loan guaranty program requirements.

Although the risk of nonpayment for any reason exists with respect to all loans, specific risks are associated with each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower’s management and the impact of national and regional economic factors. Additionally, risks associated with commercial and agricultural real estate loans include fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those on residential real estate, are dependent on the borrower’s continuing financial stability as well as the value of the collateral underlying these credits, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. These risks are described in more detail in Item 1.A. “Risk Factors” of this Form 10-K. Heartland monitors its loan concentrations and does not believe it has excessive concentrations in any specific industry.

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

NONPERFORMING ASSETS
December 31, 2007, 2006, 2005, 2004 and 2003
(Dollars in thousands)

	2007	2006	2005	2004	2003
Nonaccrual loans and leases	$30,694	$8,104	$14,877	$9,837	$5,092
Loans and leases contractually past due 90 days or more	1,134	315	115	88	458
Total nonperforming loans and leases	31,828	8,419	14,992	9,925	5,550
Other real estate	2,195	1,575	1,586	425	599
Other repossessed assets	438	349	471	313	285
Total nonperforming assets	$34,461	$10,343	$17,049	$10,663	$6,434
Nonperforming loans and leases to total loans and leases	1.40%	0.39%	0.77%	0.56%	0.42%
Nonperforming assets to total loans and leases plus repossessed property	1.51%	0.48%	0.87%	0.60%	0.48%
Nonperforming assets to total assets	1.06%	0.34%	0.60%	0.41%	0.32%

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

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, were $31.8 million or 1.40% of total loans and leases at December 31, 2007, compared to $8.4 million or 0.39% of total loans and leases at December 31, 2006. The majority of the $23.4 million increase in nonperforming loans during 2007 was attributable to nonperforming loans at Wisconsin Community Bank totaling $10.2 million, of which $2.5 million in outstanding balances at December 31, 2007, is covered by government guarantees, and nonperforming loans at Arizona Bank & Trust totaling $5.3 million. The remaining increase was distributed among the other bank subsidiaries and related to a few loan customers. The decrease in nonperforming loans during 2006 was primarily attributable to the completion of workout plans on a few of the large credits, the majority of which were repaid and resulted in no charge-offs.

Management monitors the loan portfolio of each subsidiary bank and, at this point, does not feel that the increase in nonperforming loans during 2007 is any indication of a systemic problem but is more likely a result of the continuing shift in the economy in some of Heartland’s markets. With all the recent attention given to subprime lending, Heartland feels it is important to inform investors that its Bank Subsidiaries have not been active in the origination of subprime loans. The allowance for loan and lease losses related to total nonperforming loans and leases was $1.8 million and $301,000 at December 31, 2007 and 2006, respectively.

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

The allowance for loan and lease losses at December 31, 2007, was 1.45% of loans and 104% of nonperforming loans and leases, compared to 1.40% of loans and 356% of nonperforming loans at December 31, 2006. Additions to the allowance for loan and lease losses during 2007 were primarily a result of the downgrading of credits as the economy softened and real estate values declined, particularly in the Phoenix market, and an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses. Also contributing to the growth in the allowance for loan and lease losses was the expansion of the loan portfolio during both years, particularly in the more complex commercial loan category and in the new markets Heartland has entered in which Heartland had little or no previous lending experience.

The amount of net charge-offs recorded by Heartland was $6.9 million during 2007 and $2.3 million during 2006. As a percentage of average loans and leases, net charge-offs were 0.30% during 2007 and 0.11% during 2006. The increased charge-offs during 2007 were largely attributable to one credit at Galena State Bank & Trust Co. and two credits at Wisconsin Community Bank. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $1.6 million during 2007 and $1.2 million during 2006. Net losses as a percentage of average loans, net of unearned, at Citizens was 4.31% for 2007 compared to 3.61% for 2006 and 3.94% for 2005. Loans with payments past due for more than thirty days at Citizens was 7.06% of gross loans at year-end 2007 compared to 4.92% of gross loans at year-end 2006 and 5.32% of gross loans at year-end 2005. The change in bankruptcy laws in 2005 adversely impacted Citizens Finance Co. as more customers elected to declare bankruptcy prior to year-end 2005. Although Heartland may periodically experience a charge-off of more significance on an individual credit, management feels the credit culture at Heartland and its subsidiary banks remains solid.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2007, 2006, 2005, 2004 and 2003
(Dollars in thousands)
	2007	2006	2005	2004	2003
Allowance at beginning of year	$29,981	$27,791	$24,973	$18,490	$16,091
Charge-offs:
Commercial and commercial real estate	5,226	1,494	2,203	1,736	499
Residential mortgage	237	227	75	104	108
Agricultural and agricultural real estate	-	148	160	78	6
Consumer	3,101	2,120	2,141	1,699	1,779
Lease financing	-	-	-	-	-
Total charge-offs	8,564	3,989	4,579	3,617	2,392
Recoveries:
Commercial and commercial real estate	983	1,031	544	345	112
Residential mortgage	4	95	1	35	2
Agricultural and agricultural real estate	-	62	141	188	29
Consumer	654	545	466	437	465
Lease financing	-	-	-	-	-
Total recoveries	1,641	1,733	1,152	1,005	608
Net charge-offs [1]	6,923	2,256	3,427	2,612	1,784
Provision for loan and lease losses from continuing operations	10,073	3,883	6,533	4,846	4,183
Provision for loan and lease losses from discontinued operations	-	(5)	31	-	-
Additions related to acquisitions	-	591	-	4,249	-
Reduction related to discontinued operations	(138)	(23)	-	-	-
Adjustment for transfer to other liabilities for unfunded commitments	-	-	(319)	-	-
Allowance at end of year	$32,993	$29,981	$27,791	$24,973	$18,490
Net charge-offs to average loans and leases	0.30%	0.11%	0.18%	0.16%	0.14%

[1]	Includes net charge-offs at Citizens Finance, Heartland’s consumer finance company, of $1,646 for 2007; $1,215 for 2006; $1,185 for 2005; $789 for 2004 and $808 for 2003.

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

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2007, 2006, 2005, 2004 and 2003
(Dollars in thousands)

	2007		2006		2005		2004		2003
	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases
Commercial and commercial real estate	$22,564	71.48%	$18,612	68.95%	$17,478	66.65%	$15,463	65.42%	$9,776	64.93%
Residential mortgage	2,345	9.50	1,688	10.47	1,593	11.23	1,357	11.98	1,224	11.19
Agricultural and agricultural real estate	1,868	9.88	2,075	10.86	2,526	11.77	2,857	12.27	2,926	12.54
Consumer	2,954	8.74	3,008	9.05	2,893	9.25	2,190	9.41	2,351	10.31
Lease financing	128	0.40	192	0.67	149	1.10	103	0.92	121	1.03
Unallocated	3,134		4,406		3,152		3,003		2,092
Total allowance for loan and lease losses	$32,993		$29,981		$27,791		$24,973		$18,490

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 21% and 20% of total assets at December 31, 2007 and 2006, respectively.  Total available for sale securities as of December 31, 2007, were $682.4 million, an increase of $68.4 million or 11% since year-end 2006. Additional securities were purchased during the later half of 2007 as loan growth slowed. Total available for sale securities as of December 31, 2006, were $614.0 million, an increase of $86.7 million or 16% from December 31, 2005. The majority of the increase in 2006 was the result of the purchase of $55.0 million in agency securities in the third quarter of 2006 for the sole purpose of entering into the leveraged structured wholesale repurchase agreement discussed in the net interest income section of this report.

The composition of the securities portfolio was shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities during 2007 as the spread on mortgage-backed securities had widened in comparison to government agency securities. The percentage of U.S. government corporations and agencies securities was 48% at year-end 2006 compared to 37% at December 31, 2007. The percentage of mortgage-backed securities was 22% at year-end 2006 compared to 36% at December 31, 2007. Approximately 25% of Heartland’s mortgage-backed securities were in private-label collateralized mortgage obligations at December 31, 2007.

Because the majority of the decline in market value on Heartland’s debt securities portfolio are attributable to changes in interest rates and not credit quality, and because Heartland has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Heartland did not consider those investments to be other-than-temporarily impaired at December 31, 2007.

The tables below present the composition and maturities of the securities portfolio, excluding the trading portfolio, by major category. All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES PORTFOLIO COMPOSITION
December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007		2006		2005
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$255,257	37.10%	$296,823	48.23%	$234,021	44.38%
Mortgage-backed securities	244,934	35.60	134,057	21.78	130,334	24.73
Obligations of states and political subdivisions	147,398	21.42	137,203	22.29	132,958	25.21
Other securities	40,472	5.88	47,389	7.70	29,939	5.68
Total	$688,061	100.00%	$615,472	100.00%	$527,252	100.00%

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES
December 31, 2007
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$142,084	4.00%	$113,173	4.93%	$-	-%	$-	-%	$255,257	4.41%
Mortgage-backed securities	13,638	4.93	176,227	5.23	46,559	5.39	7,400	5.79	243,824	5.26
Obligations of states and political subdivisions [1]	4,715	5.21	32,427	5.87	68,826	6.13	36,862	7.21	142,830	6.32
Corporate debt securities	5,047	10.03	8,291	8.67	-	-	-	-	13,338	9.18
Total	$165,484	4.29%	$330,118	5.06%	$115,385	5.83%	$44,262	6.97%	$655,249	5.24%

[1]	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES
December 31, 2007
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$-%	-%	$1,110	4.33%	-	-%	-	-%	1,110	4.33%
Obligations of states and political subdivisions [1]	-	-	-	-	520	5.50	$4,048	6.80	4,568	6.65
Total	$-	-%	$1,110	4.33%	$520	5.50%	$4,048	6.80%	$5,678	6.18%

[1]	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

DEPOSITS AND BORROWED FUNDS

The table below sets forth the distribution of Heartland’s average deposit account balances and the average interest rates paid on each category of deposits for the years indicated. These balances do not include the deposits included in the sale of the Broadus branch which totaled $30.2 million on the sale date. The distribution of these deposits was $3.4 million in demand deposits, $10.6 million in savings deposits and $16.2 million in time deposits.

AVERAGE DEPOSITS
For the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)
	2007			2006			2005
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$362,109	15.34%	0.00%	$347,041	15.95%	0.00%	$326,203	16.18%	0.00%
Savings	831,675	35.22	2.69	781,636	35.92	2.43	741,814	36.81	1.47
Time deposits less than $100,000	876,146	37.11	4.70	826,610	37.99	4.14	750,353	37.23	3.42
Time deposits of $100,000 or more	291,073	12.33	4.92	220,736	10.14	4.21	197,127	9.78	3.22
Total deposits	$2,361,003	100.00%		$2,176,023	100.00%		$2,015,497	100.00%

Total average deposits experienced an increase of $185.0 million or 9% during 2007 and $160.5 million or 8% during 2006. Exclusive of $27.8 million attributable to deposits at Bank of the Southwest, growth in average deposits during 2006 was $132.7 million or 7%. Exclusive of brokered deposits, total average deposits increased $209.5 million or 10% during 2007 and $165.0 million or 9% during 2006. All of the Bank Subsidiaries experienced growth in nonbrokered deposits during both years. The addition of new banking locations in both the West and Midwest have contributed to the growth in deposits, as well as, the increased focus on attracting new deposit customers in all of the markets served by the Bank Subsidiaries. During its first full year of operations, Summit Bank & Trust attracted $20.0 million in nonbrokered deposits. The percentage of total average deposits in the West was 36% during 2005, 38% during 2006 and 41% during 2007.

Average demand deposits increased $15.1 million or 4% during 2007and $20.8 million or 6% during 2006, with the Bank of the Southwest acquisition responsible for $10.6 million of this increase. The number of demand deposit accounts has grown, primarily as a result of a continued focus on growth in these deposits. Management will continue to focus efforts on growing demand deposit account balances with internally-developed, companywide acquisition programs. Late in 2006, Heartland introduced a remote deposit capture service targeted at attracting business demand deposit accounts. This new desktop service converts checks to electronic images and transmits the images directly to the bank for deposit, thus providing our business customers with greater convenience and cost savings. The percentage of average demand deposit balances in the West increased from 54% in 2005 to 57% in 2006 and 58% in 2007.

Average savings deposit balances increased by $50.0 million or 6% during 2007 and $39.8 million or 5% during 2006, with the Bank of the Southwest acquisition responsible for $10.9 million of this increase.  The increase in savings deposits primarily resulted from the promotion of new money market products. Slightly over 50% of the growth during 2007 occurred at New Mexico Bank & Trust. During 2006, the banks experiencing more significant growth in these deposits were Arizona Bank & Trust, Galena State Bank & Trust Co. and Wisconsin Community Bank. The percentage of average savings deposits balances in the West increased from 35% in 2005 to 38% in 2006 and 40% in 2007.

Average time deposits, excluding brokered time deposits, increased $144.4 million or 16% during 2007 and $101.9 million or 13% during 2006. The Bank of the Southwest acquisition was responsible for $6.3 million of the growth in these deposits during 2006. Many deposit customers have shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively to retain existing deposit customers, as well as to attract new customers. During 2007, the banks experiencing the most significant amount of growth in time deposits were Dubuque Bank and Trust Company, New Mexico Bank & Trust, Arizona Bank & Trust, Riverside Community Bank, Rocky Mountain Bank and Summit Bank & Trust. During 2006, the majority of the growth in time deposits occurred at Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank and Arizona Bank & Trust. The percentage of average time deposits in the West increased from 28% in 2005 to 31% in 2006 and 35% in 2007.

Average brokered time deposits as a percentage of total average deposits were 5% during 2007 compared to 6% during 2006 and 7% during 2005. The reliance on brokered time deposits has decreased during 2007 and 2006 as the Heartland banks were able to grow deposits in their own markets at comparable rates.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2007.

TIME DEPOSITS $100,000 AND OVER
(Dollars in thousands)
December 31, 2007
3 months or less	$98,173
Over 3 months through 6 months	88,846
Over 6 months through 12 months	65,896
Over 12 months	55,587
$308,502

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term FHLB advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At year-end 2007, short-term borrowings were $354.1 million compared to $275.7 million at year-end 2006.

All of the Bank Subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the individual bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. During 2007, these balances increased $12.0 million or 5% from $225.9 million to $237.9 million, due primarily to account balances at Dubuque Bank and Trust Company. During 2006, these balances increased $43.9 million or 24% from $182.0 million to $225.9 million, with a majority of the growth occurring at Dubuque Bank and Trust Company and New Mexico Bank & Trust. The activity at Dubuque Bank and Trust Company was the result of a few accounts that had purposefully accumulated balances for distribution during the first quarter of 2007. The growth at New Mexico Bank & Trust resulted from one large municipal account. Typically, the balances in this account increase during the last quarter of the year and then decline during the first quarter of the next year as tax proceeds are dispersed.

Also included in short-term borrowings is the revolving credit line Heartland has with four unaffiliated banks. Under this unsecured revolving credit line, Heartland may borrow up to $60.0 million at any one time.  This credit line was established primarily to provide working capital to Heartland and Citizens Finance Co. At December 31, 2007, a total of $15.0 million was outstanding on this credit line compared to $35.0 million at December 31, 2006. A portion of the proceeds from the completion of two trust preferred securities offerings completed during the second quarter of 2007 was used to reduce the amount outstanding on this line of credit.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS
(Dollars in thousands)
	As of or for the years ended December 31,
	2007	2006	2005
Balance at end of period	$354,146	$275,694	$255,623
Maximum month-end amount outstanding	354,146	277,604	266,194
Average month-end amount outstanding	291,289	258,844	233,051
Weighted average interest rate at year-end	2.90%	4.71%	3.68%
Weighted average interest rate for the year	4.62%	4.36%	2.67%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $263.6 million at December 31, 2007, compared to $224.5 million at December 31, 2006. Other borrowings include the $50.0 million structured wholesale repurchase agreement entered into in August of 2006 and the balances outstanding on trust preferred capital securities issued by Heartland. On March 19, 2007, Heartland redeemed $8.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust II. On June 21, 2007, Heartland completed an offering of $20.0 million fixed/variable rate trust preferred securities. On June 26, 2007, Heartland completed a second offering of $20.0 million variable rate trust preferred securities. On October 1, 2007, Heartland redeemed $5.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Capital Trust II.

A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2007, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/07	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/30	09/07/10
20,000	10/10/03	8.25%	8.25%	10/10/33	10/10/08
25,000	03/17/04	2.75% over Libor	7.74%	03/17/34	03/17/09
20,000	01/31/06	1.33% over Libor	6.57%	04/07/36	04/07/11
20,000	06/21/07	6.75%	6.75%	09/15/37	06/15/12
20,000	06/26/07	1.48% over Libor	6.60%	09/01/37	09/01/12
$110,000

Also in other borrowings are the Bank Subsidiaries’ borrowings from the FHLB. All of the Bank Subsidiaries own FHLB stock in either Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. Total FHLB borrowings at December 31, 2007, totaled $93.5 million, an increase of $12.2 million or 15% from the December 31, 2006, FHLB borrowings of $81.3 million by the Bank Subsidiaries. These advances were used to fund a portion of the fixed-rate commercial and residential loan growth experienced. By year-end 2006, total FHLB borrowings had decreased $69.7 million or 46% from the December 31, 2005, FHLB borrowings of $151.0 million. As FHLB advances matured during the year, replacement advances were not needed as deposit growth outpaced loan growth for a good portion of the year.

The following table summarizes significant contractual obligations and other commitments as of December 31, 2007:

(Dollars in thousands)
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$1,139,764	$877,249	$197,376	$58,303	$6,836
Long-term debt obligations	263,607	35,142	84,152	7,466	136,847
Operating lease obligations	6,095	901	1,336	641	3,217
Purchase obligations	6,957	5,144	1,466	347	-
Other long-term liabilities	2,217	109	218	250	1,640
Total contractual obligations	$1,419,640	$918,545	$284,548	$67,007	$148,540

Other commitments:
Lines of credit	$588,727	$491,812	$63,097	$21,030	$12,788
Standby letters of credit	36,042	30,552	3,588	11	1,891
Total other commitments	$624,769	$522,364	$66,685	$21,041	$14,679

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 9.74% and 12.48%, respectively, on December 31, 2007, compared to 9.32% and 11.18%, respectively, on December 31, 2006, and 9.28% and 10.61%, respectively, on December 31, 2005. At December 31, 2007, Heartland’s leverage ratio, the ratio of Tier 1 capital to total average assets, was 8.01% compared to 7.74% and 7.66% at December 31, 2006 and 2005, respectively. Heartland and its Bank Subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized Heartland and each of its Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS [1]
(Dollars in thousands)
	December 31,
	2007		2006		2005
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$253,675	9.74%	$232,702	9.32%	$209,968	9.28%
Tier 1 capital minimum requirement	104,191	4.00%	99,878	4.00%	90,514	4.00%
Excess	$149,484	5.74%	$132,824	5.32%	$119,454	5.28%
Total capital	$325,016	12.48%	$279,112	11.18%	$240,152	10.61%
Total capital minimum requirement	208,382	8.00%	199,757	8.00%	181,028	8.00%
Excess	$116,634	4.48%	$79,355	3.18%	$59,124	2.61%
Total risk-adjusted assets	$2,604,771		$2,496,960		$2,262,854

[1]
Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%

LEVERAGE RATIOS [1]
(Dollars in thousands)
	December 31,
	2007		2006		2005
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$253,675	8.01%	$232,702	7.74%	$209,968	7.66%
Tier 1 capital minimum requirement [2]	126,644	4.00%	120,255	4.00%	109,637	4.00%
Excess	$127,031	4.01%	$112,447	3.74%	$100,331	3.66%
Average adjusted assets	$3,166,102		$3,006,374		$2,740,922

[1]	The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
[2]
Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy.  During the third quarter of 2007, Heartland announced its intention to enter the Minneapolis, Minnesota market through the formation of a new bank to be known as Minnesota Bank & Trust. While the new bank is being organized, a loan production office through Dubuque Bank and Trust Company has begun operations at a location in Edina, Minnesota. The capital structure of this new bank will be very similar to that used when Heartland formed its more recent de novo banks in the West. Heartland’s initial investment will be $12.8 million, or 80%, of the targeted $16.0 million initial capital. At December 31, 2007, 10% of Heartland’s investment, along with 10% of the subscribing minority shareholders, had been deposited into an escrow account. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors five years from the date of opening. Late in February 2008, Heartland received approval from both the federal and state regulators to move forward with the formation of Minnesota Bank & Trust. Opening has been targeted for the second quarter of 2008.

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

On June 21, 2007, Heartland completed an offering of $20.0 million of fixed/variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Statutory Trust VI. The proceeds from the offering were used by the trust to purchase junior subordinated debentures from Heartland. Interest is payable quarterly on March 15, June 15, September 15 and December 15 of each year. The debentures will mature and the trust preferred securities must be redeemed on September 15, 2037. Heartland has the option to shorten the maturity date to a date not earlier than June 15, 2012. If the debentures are redeemed between June 15, 2012, and June 15, 2017, Heartland may be required to pay a “make-whole” premium. On or after June 15, 2017, the debentures are redeemable at par. For regulatory purposes, all $20.0 million qualified as Tier 2 capital. The proceeds on both these new trust preferred securities issuances have been used as a permanent source of funding for general corporate purposes, including replacement for the redemption of $8.0 million of higher priced trust preferred securities in March 2007 and the redemption of another $5.0 million of trust preferred securities on October 1, 2007, and future acquisitions.

Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado collar community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through December 31, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition, Heartland’s ownership percentage had increased to 90%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors five years from the date of opening, which will be in August of 2008. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through December 31, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

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

Investing activities from continuing operations used cash of $229.1 million during 2007 compared to $255.7 million during 2006 and $175.8 million during 2005. The proceeds from securities sales, paydowns and maturities were $244.2 million during 2007 compared to $106.6 million during 2006 and $156.2 million during 2005. Purchases of securities used cash of $307.8 million during 2007 while $184.5 million was used for securities purchases during 2006 and $139.8 million during 2005. A large portion of the change in 2006 was the purchase of $55.0 million in agency securities to facilitate the structured wholesale repurchase agreement entered into in August of 2006. The net increase in loans and leases was $128.2 million during 2007 compared to $151.4 million during 2006 and $175.8 million during 2005.  Also contributing to cash outflows from investing activities during 2007 was the $20.5 million purchase of bank-owned life insurance policies. During 2006, cash outflows from investing activities was greater than during 2007 and 2005 in part due to the $15.0 million net cash and cash equivalents paid in the acquisition of Bank of the Southwest.

Financing activities from continuing operations provided cash of $202.6 million during 2007 compared to $200.5 million during 2006 and $158.8 million during 2005. During 2007, there was a net increase in deposit accounts of $95.4 million compared to $149.3 million during 2006 and $134.3 million during 2005. Activity in short-term borrowings provided cash of $80.3 million during 2007 compared to $54.2 million during 2006 and $5.6 million during 2005. Cash proceeds from other borrowings were $62.5 million during 2007 compared to $74.8 million during 2006 and $60.0 million during 2005. A portion of the change during 2006 was attributable to the $50.0 million wholesale repurchase agreement entered into in August of 2006. Repayments on other borrowings used cash of $23.4 million during 2007 compared to $69.9 million during 2006 and $31.9 million during 2005.

Total cash provided by operating activities from continuing operations was $34.1 million during 2007 compared to $18.1 million during 2006 and $22.2 million during 2005. A portion of this change was the result of proceeds on sales of loans in excess of cash used for the origination of loans for sale. Cash used for the payment of income taxes was $17.3 million during 2007 compared to $10.9 million during 2006 and $11.3 million during 2005. The larger payment in 2007 resulted from the sale of ULTEA during the fourth quarter of 2006.

The totals previously discussed did not include the cash flows related to the discontinued operations at the Broadus branch and ULTEA. Net cash provided from investing activities of discontinued operations of the Broadus branch was $22.6 million during 2007. The investing activities from discontinued operations provided cash of $34.2 million during 2006 and used cash of $25.8 million during 2005. During 2006 and 2005, these amounts include the Broadus branch and ULTEA. During 2007, financing activities from the discontinued operations of the Broadus branch used cash of $32.5 million. The discontinued operations of both the Broadus branch and ULTEA used cash from financing activities of $40.9 million during 2006 and provided cash of $15.1 million during 2005. Relative to operating activities, cash provided from the discontinued operations of the Broadus branch was $10 thousand during 2007. For 2006 and 2005, the discontinued operations of both Broadus and ULTEA provided cash from operating activities of $11.9 million and $12.7 million, respectively.

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

At December 31, 2007, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $60.0 million, of which $15.0 million had been borrowed. A portion of this line provides funding for the operations of Citizens. At December 31, 2007, the borrowings on this line for Citizens were $15.0 million. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of the Bank Subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2007, Heartland was in compliance with the covenants contained in the credit agreement.

The ability of Heartland to pay dividends to its stockholders is partially dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Additionally, as described above, Heartland’s revolving credit agreement requires our Bank Subsidiaries to remain well capitalized. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $47.0 million as of December 31, 2007, under the capital requirements to remain well capitalized.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the Bank Subsidiaries and, on a consolidated basis, by the Heartland board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and the Bank Subsidiaries. At least quarterly, a detailed review of Heartland’s and each of the Bank Subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although management has entered into derivative financial instruments to mitigate the exposure of Heartland’s net interest margin in a downward rate environment, it does not believe that Heartland’s primary market risk exposures and how those exposures were managed in 2007 have changed significantly when compared to 2006.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at year-end 2007 and 2006 provided the following results:

	2007		2006
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 200 Basis Points	$101,054	(1.9)%	$101,323	(3.20)%
Base	$102,986		$104,673
Up 200 Basis Points	$102,343	(.6)%	$103,443	(1.17)%

Year 2
Down 200 Basis Points	$97,720	(5.1)%	$97,887	(6.48)%
Base	$104,928	1.9%	$106,617	1.86%
Up 200 Basis Points	$103,532.5%		$104,471	(0.19)%

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

ITEM 8.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
		December 31,	December 31,
	Notes	2007	2006
ASSETS
Cash and due from banks	4	$46,468	$47,753
Federal funds sold and other short-term investments		364	1,390
Cash and cash equivalents		46,832	49,143
Securities:	5
Trading, at fair value		1,888	1,568
Available for sale, at fair value (cost of $672,499 for 2007 and $612,440 for 2006)		682,383	613,950
Held to maturity-at cost (fair value of $5,754 for 2007 and $1,513 for 2006)		5,678	1,522
Loans held for sale		12,679	50,381
Gross loans and leases:	6
Held to maturity		2,280,167	2,147,845
Allowance for loan and lease losses	7	(32,993)	(29,981)
Loans and leases, net		2,247,174	2,117,864
Premises, furniture and equipment, net	8	120,285	108,567
Other real estate, net		2,195	1,575
Goodwill		40,207	39,817
Other intangible assets, net	9	8,369	9,010
Cash surrender value on life insurance		55,532	33,371
Other assets		40,904	31,474
TOTAL ASSETS		$3,264,126	$3,058,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:	10
Demand		$381,499	$371,465
Savings		855,036	822,915
Time		1,139,764	1,117,277
Total deposits		2,376,299	2,311,657
Short-term borrowings	11	354,146	275,694
Other borrowings	12	263,607	224,523
Accrued expenses and other liabilities		39,474	36,657
TOTAL LIABILITIES		3,033,526	2,848,531
STOCKHOLDERS’ EQUITY:	16, 17, 18, 19
Preferred stock (par value $1 per share; authorized, 184,000 shares, none issued or outstanding)		-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares, none issued or outstanding)		-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares at December 31, 2007 and at December 31, 2006; issued 16,611,671 shares at December 31, 2007 and 16,572,080 at December 31, 2006)		16,612	16,572
Capital surplus		37,269	37,963
Retained earnings		173,891	154,308
Accumulated other comprehensive income		6,506	868
Treasury stock at cost (184,655 shares at December 31, 2007 and 0 shares at December 31, 2006, respectively)		(3,678)	-
TOTAL STOCKHOLDERS’ EQUITY		230,600	209,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,264,126	$3,058,242

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans and leases	6	$186,795	$166,588	$131,629
Interest on securities:
Taxable		21,937	17,593	13,896
Nontaxable		6,079	5,783	5,512
Interest on federal funds sold		387	164	175
Interest on interest bearing deposits in other financial institutions		33	22	277
TOTAL INTEREST INCOME		215,231	190,150	151,489
INTEREST EXPENSE:
Interest on deposits	10	77,865	62,530	42,875
Interest on short-term borrowings		13,293	9,828	5,335
Interest on other borrowings		14,733	13,051	10,706
TOTAL INTEREST EXPENSE		105,891	85,409	58,916
NET INTEREST INCOME		109,340	104,741	92,573
Provision for loan and lease losses	7	10,073	3,883	6,533
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		99,267	100,858	86,040
NONINTEREST INCOME:
Service charges and fees, net		11,108	11,058	9,211
Loan servicing income		4,376	4,279	3,093
Trust fees		8,053	7,258	6,530
Brokerage and insurance commissions		3,097	1,871	1,401
Securities gains, net		341	553	198
Gain (loss) on trading account securities		(105)	141	(11)
Impairment loss on equity securities		-	(76)	-
Gains on sale of loans		3,578	2,289	2,572
Valuation adjustment on mortgage servicing rights		-	-	39
Income on bank-owned life insurance		1,777	1,151	1,022
Other noninterest income		(264)	920	1,402
TOTAL NONINTEREST INCOME		31,961	29,444	25,457
NONINTEREST EXPENSES:
Salaries and employee benefits	15, 17	54,568	50,975	44,913
Occupancy	16	7,902	7,291	5,893
Furniture and equipment	8	6,972	6,724	6,132
Outside services		9,555	9,404	8,275
Advertising		3,642	3,893	3,217
Intangible assets amortization	9	892	942	961
Other noninterest expenses		14,326	15,220	10,894
TOTAL NONINTEREST EXPENSES		97,857	94,449	80,285
INCOME BEFORE INCOME TAXES		33,371	35,853	31,212
Income taxes	14	9,409	11,578	9,561
INCOME FROM CONTINUING OPERATIONS		23,962	24,275	21,651
Discontinued operations:
Income from discontinued operations before income taxes		2,756	1,758	1,664
Income taxes		1,085	931	589
INCOME FROM DISCONTINUED OPERATIONS		1,671	827	1,075
NET INCOME		$25,633	$25,102	$22,726
EARNINGS PER COMMON SHARE – BASIC		$1.56	$1.52	$1.38
EARNINGS PER COMMON SHARE – DILUTED		$1.54	$1.50	$1.36
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS-BASIC		$1.45	$1.47	$1.32
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS-DILUTED		$1.44	$1.45	$1.30
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.37	$0.36	$0.33
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$25,633	$25,102	$22,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,938	8,249	7,311
Provision for loan and lease losses	10,073	3,883	6,533
Provision for deferred taxes	(1,564)	(5,676)	(327)
Net amortization (accretion) of premium/discount on securities	(318)	868	2,950
Securities gains, net	(341)	(553)	(198)
(Increase) decrease in trading account securities	(320)	(1,053)	6
Loss on impairment of equity securities	-	76	-
Stock based compensation	1,459	925	-
Loans originated for sale	(305,391)	(311,068)	(273,750)
Proceeds on sales of loans	318,340	303,721	267,738
Net gain on sales of loans	(3,578)	(2,289)	(2,572)
(Increase) decrease in accrued interest receivable	221	(5,245)	(2,507)
Increase (decrease) in accrued interest payable	(941)	3,730	1,474
Other, net	(18,117)	(2,539)	(7,176)
Net cash provided by operating activities from continuing operations	34,094	18,131	22,208
Net cash provided by operating activities from discontinued operations	10	11,921	12,740
Net cash provided by operating activities	34,104	30,052	34,948
Cash Flows From Investing Activities:
Proceeds on maturities of time deposits	-	-	1,178
Proceeds from the sale of securities available for sale	35,801	22,498	25,662
Proceeds from the maturity of and principal paydowns on securities available for sale	208,411	84,055	130,524
Proceeds from the maturity of and principal paydowns on securities held to maturity	33	-	-
Purchase of securities available for sale	(303,596)	(182,954)	(139,797)
Purchase of securities held to maturity	(4,205)	(1,522)	-
Net increase in loans and leases	(128,244)	(151,417)	(175,800)
Purchase of bank-owned life insurance policies	(20,500)	-	-
Capital expenditures	(20,033)	(22,624)	(19,726)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	-	(15,015)	-
Net cash and cash equivalents received from sale of discontinued operations	2,416	9,194	-
Proceeds on sale of OREO and other repossessed assets	840	2,060	2,141
Net cash used by investing activities from continuing operations	(229,077)	(255,725)	(175,818)
Net cash provided (used) by discontinued operations	22,631	34,206	(25,825)
Net cash used by investing activities	(206,446)	(221,519)	(201,643)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	56,897	55,554	33,183
Net increase in time deposit accounts	38,459	93,742	101,149
Net increase in short-term borrowings	80,263	54,171	5,648
Proceeds from other borrowings	62,502	74,827	59,974
Repayments of other borrowings	(23,418)	(69,945)	(31,931)
Purchase of treasury stock	(9,821)	(4,022)	(5,784)
Proceeds from issuance of common stock	2,828	1,516	2,007
Excess tax benefits on exercised stock options	896	559	-
Dividends paid	(6,050)	(5,906)	(5,414)
Net cash provided by financing activities from continuing operations	202,556	200,496	158,832
Net cash provided (used) by financing activities from discontinued operations	(32,525)	(40,907)	15,135
Net cash provided by financing activities	170,031	159,589	173,967
Net increase (decrease) in cash and cash equivalents	(2,311)	(31,878)	7,272
Cash and cash equivalents at beginning of year	49,143	81,021	73,749
CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,832	$49,143	$81,021
Supplemental disclosure:
Cash paid for income/franchise taxes	$17,322	$10,921	$11,298
Cash paid for interest	$106,832	$82,480	$59,661
Acquisitions:
Net assets acquired	$650	$13,061	$-
Cash paid for acquisition	$(50)	$(18,081)	$-
Cash acquired from acquisition	$-	$3,066	$-
Net cash paid for acquisition	$(50)	$(15,015)	$-

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at January 1, 2005	$16,547	$40,446	$117,800	$2,889	$(1,900)	$175,782
Net Income			22,726			22,726
Unrealized gain (loss) on securities available for sale				(6,374)		(6,374)
Unrealized gain (loss) on derivatives arising during the period, net of realized losses of $289				337		337
Reclassification adjustment for net security gains realized in net income				(198)		(198)
Income taxes				2,335		2,335
Comprehensive income						18,826
Cash dividends declared:
Common, $.33 per share			(5,414)			(5,414)
Purchase of 290,651 shares of common stock					(5,784)	(5,784)
Issuance of 240,009 shares of common stock		(683)			4,592	3,909
Commitments to issue common stock		493				493
Balance at December 31, 2005	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812

Net Income			25,102			25,102
Unrealized gain (loss) on securities available for sale				3,382		3,382
Unrealized gain (loss) on derivatives arising during the period, net of realized gains of $118				104		104
Reclassification adjustment for net security gains realized in net income				(477)		(477)
Income taxes				(1,130)		(1,130)
Comprehensive income						26,981
Cash dividends declared:
Common, $.36 per share			(5,906)			(5,906)
Purchase of 166,259 shares of common stock					(4,022)	(4,022)
Issuance of 347,924 shares of common stock	25	(3,218)			7,114	3,921
Commitments to issue common stock		925				925
Balance at December 31, 2006	$16,572	$37,963	$154,308	$868	$-	$209,711

Net Income			25,633			25,633
Unrealized gain (loss) on securities available for sale				8,715		8,715
Unrealized gain (loss) on derivatives arising during the period, net of realized gains of $6				672		672
Reclassification adjustment for net security gains realized in net income				(341)		(341)
Income taxes				(3,408)		(3,408)
Comprehensive income						31,271
Cash dividends declared:
Common, $.37 per share			(6,050)			(6,050)
Purchase of 407,245 shares of common stock					(9,821)	(9,821)
Issuance of 262,181 shares of common stock	40	(2,153)			6,143	4,030
Commitments to issue common stock		1,459				1,459
Balance at December 31, 2007	$16,612	$37,269	$173,891	$6,506	$(3,678)	$230,600

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service retail banking offices serving communities in and around Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona;  Flathead, Gallatin, Jefferson, Ravalli, Sanders, Sheridan and Yellowstone Counties in Montana; and Broomfield County in Colorado.  The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals.  The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank & Trust Co.; First Community Bank; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Citizens Finance Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; and Rocky Mountain Statutory Trust I. All of Heartland’s subsidiaries are wholly-owned except for Arizona Bank & Trust, of which Heartland was a 90% owner on December 31, 2007 and Summit Bank & Trust, of which Heartland was an 81% owner on December 31, 2007. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest in the majority-owned subsidiaries is immaterial and included in other liabilities on the consolidated balance sheets and in other noninterest income on the consolidated statements of income. Rocky Mountain Bank’s Broadus branch was sold in 2007, and the consolidated statements of income include the results of the Broadus branch as discontinued operations for all periods presented. Heartland’s fleet leasing subsidiary ULTEA, Inc. was sold in 2006, and the consolidated statements of income include the results of ULTEA, Inc. as discontinued operations for all periods presented. The operations of HTLF Capital Corp., Heartland’s investment banking firm specializing in municipal financing, were closed in the third quarter of 2006.

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

Securities Available for Sale – Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Such securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity.  Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security.  Gains or losses from the sale of available for sale securities are determined based upon the adjusted cost of the specific security sold.  Unrealized losses determined to be other than temporary are charged to noninterest income.

Securities Held to Maturity –  Securities which Heartland has the ability and positive intent to hold to maturity are classified as held to maturity. Such securities are stated at amortized cost, adjusted for premiums and discounts that are amortized/accreted using the interest method over the period from the purchase date to the maturity date of the related security. Unrealized losses determined to be other than temporary are charged to noninterest income.

Loans and Leases - Interest on loans is accrued and credited to income based primarily on the principal balance outstanding. Income from leases is recorded in decreasing amounts over the term of the contract resulting in a level rate of return on the lease investment. Heartland’s policy is to discontinue the accrual of interest income on any loan or lease when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan is 90 days past due.  When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan and lease losses. Nonaccrual loans and leases are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of interest and principal.

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

Mortgage Servicing and Transfers of Financial Assets – Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated financial statements. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2007 and 2006, Heartland was servicing loans for others with aggregate unpaid principal balances of $636.0 million and $602.7 million, respectively.

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

Intangible Assets – Intangible assets consist of goodwill, core deposit premiums, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. No impairment was recorded for the years ended December 31, 2007, 2006 or 2005.

Core deposit premiums are amortized over eight to ten years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the income statement as loan servicing income. The values of these capitalized servicing rights are amortized in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. No valuation allowance was required as of December 31, 2007 and 2006.

Bank-Owned Life Insurance – Heartland and its subsidiaries have purchased life insurance policies on the life of certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded as noninterest income.

Income Taxes - Heartland and its subsidiaries file a consolidated federal income tax return and separate income or franchise tax returns as required by the various states. Heartland has a tax allocation agreement which provides that each subsidiary of the consolidated group pays a tax liability to, or receives a tax refund from Heartland, computed as if the subsidiary had filed a separate return.

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

Heartland adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. Heartland recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. Heartland recognizes interest and/or penalties related to income tax matters in income tax expense.

Derivative Financial Instruments - Heartland uses derivative financial instruments as part of its interest rate risk management including interest rate swaps, caps, floors and collars. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, Heartland records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Heartland must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income.  Heartland assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

Heartland had no fair value hedging relationships at December 31, 2007 or 2006. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the income statement through noninterest income.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 are shown in the table below:

(Dollars and number of shares in thousands)
	2007	2006	2005
Income from continuing operations	$23,962	$24,275	$21,651
Discontinued operations:
Income from discontinued operations before income taxes	2,756	1,758	1,664
Income taxes	1,085	931	589
Income from discontinued operations	1,671	827	1,075
Net income	$25,633	$25,102	$22,726
Weighted average common shares outstanding for basic earnings per share	16,478	16,508	16,415
Assumed incremental common shares issued upon exercise of stock options	119	227	287
Weighted average common shares for diluted earnings per share	16,597	16,735	16,702
Earnings per common share-basic	$1.56	$1.52	$1.38
Earnings per common share-diluted	1.54	1.50	1.36
Earnings per share from continuing operations-basic	1.45	1.47	1.32
Earnings per share from continuing operations-diluted	1.44	1.45	1.30
Number of antidilutive stock options excluded from diluted earnings per share computation	140	-	-

Stock-Based Compensation - Effective January 1, 2006, Heartland adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payment, using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense is based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on Heartland’s consolidated financial statements for the years ending December 31, 2007 and 2006, was a reduction in net income of $686 thousand or diluted earnings per share of $.04 and $351 thousand or diluted earnings per share of $0.02, respectively. Additional information is provided in footnote 17.

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

2005
Net income as reported	$22,726
Additional compensation expense	210
Pro forma	$22,516
Earnings per share-basic as reported	$1.38
Pro forma	1.37
Earnings per share-diluted as reported	1.36
Pro forma	1.35

Pro forma net income only reflects options granted in the years from 1996 through 2005.  Therefore, the full impact of calculating compensation cost for stock options under FAS 123R is not reflected in the pro forma net income amounts presented above because compensation is reflected over the options’ vesting period, and compensation cost for options granted prior to January 1, 1996, was not considered.

Effect of New Financial Accounting Standards – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. Heartland adopted FIN 48 on January 1, 2007. See footnote 14 for a discussion of the effect of the adoption on Heartland’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 apply to other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Heartland adopted FAS 157 on January 1, 2008, and the adoption did not have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee and requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Heartland adopted EITF 06-4 on January 1, 2008, and the adoption did not have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. Heartland adopted FAS 159 on January 1, 2008, and the adoption did not have an impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) Business Combinations (“SFAS No. 141R”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under SFAS No. 141R, an acquirer will record 100% of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS No. 141R and SFAS No. 160 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Heartland will adopt these statements on January 1, 2009.

The SEC released Staff Accounting Bulletin No. 109 (“SAB No. 109”) in November 2007. SAB No. 109 provides guidance on written loan commitments that are accounted for at fair value through earnings. SAB No. 109 supersedes SAB No. 105 which provided guidance on derivative loan commitments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment it would be inappropriate to incorporate the expected net future cash flows related to the associated loan. SAB No. 109, consistent with the guidance in SFAS No. 156 and SFAS No. 159, requires that expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 is effective for fiscal quarters beginning after December 15, 2007. Heartland adopted SAB No. 109 on January 1, 2008, and the adoption of this issue did not have a material impact on its consolidated financial statements.

The SEC released SAB No. 110 in December 2007. SAB No. 110 provides guidance on the use of a “simplified” method, as discussed in SAB No. 107, in developing as estimate of expected term of “plain vanilla” share options in accordance with FAS No. 123R. SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Heartland does not expect the adoption of SAB No. 110 to have a material impact on its consolidated financial statements.

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

On March 9, 2007, Heartland completed its acquisition of a book of business from Independent Financial Marketing Group, Inc. (“IFMG”), a subsidiary of Sun Life. The brokers and support staff at the Denver office of IFMG served 8,800 investment clients. Immediately upon the acquisition, the staff relocated to Summit Bank & Trust’s Broomfield, Colorado office. The purchase price of $650 thousand will be paid in installments. Payments of $150 thousand were made in 2007. Payments of $125 thousand are scheduled on December 31 of each year through 2011.  The resultant acquired customer relationship intangible of $260 thousand is being amortized over a period of 5 years. The remaining excess purchase price of $390 thousand was recorded as goodwill.

On January 12, 2006, Heartland announced the signing of a definitive agreement to acquire Bank of the Southwest, a financial institution with offices in Phoenix and Tempe, Arizona. On May 15, 2006, Heartland’s acquisition of Bank of the Southwest was completed. Immediately upon completion, the acquired entity became a part of Arizona Bank & Trust, Heartland’s de novo bank chartered in 2003. As of the acquisition date, total assets at Bank of the Southwest were $63.2 million, total loans were $52.4 million and total deposits were $44.4 million. The purchase price was $18.1 million, all in cash. The resultant acquired core deposit intangible of $540 thousand, as determined by an independent third party consultant, is being amortized over a period of eight years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $5.1 million was recorded as goodwill. The results of operations of Bank of the Southwest are included in the consolidated financial statements from the date of acquisition. As a result of the Bank of the Southwest acquisition, Heartland’s ownership percentage in Arizona Bank & Trust increased from 86% to 90%. Additional information on Heartland’s required repurchase of the Arizona Bank & Trust stock held by minority shareholders is included in footnote 12.

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

THREE
DISCONTINUED OPERATIONS

On June 22, 2007, Rocky Mountain Bank, Heartland’s Montana bank subsidiary, completed the sale of its branch banking office in Broadus, Montana. Included in the sale were $20.9 million of loans and $30.2 million of deposits. As a result of the sale, Heartland recorded a pre-tax gain of $2.4 million that is included in the line item “income from discontinued operations” on the consolidated statements of income.  The results of operations of the branch have also been reflected in this line item for both the current and prior periods reported. In addition, the cash flows of this branch have been presented in the consolidated statements of cash flows as cash provided or used by discontinued operations for the current and prior periods reported.

Also included with the results of operations of the Broadus branch on the income statement as discontinued operations for the prior periods are the results of the operations of ULTEA, Inc., Heartland’s fleet leasing subsidiary, which was sold on December 22, 2006. Total assets of ULTEA at closing were $50.3 million. Under the terms of the agreement, Heartland received proceeds of $9.2 million and assumed the deferred tax liability of $5.4 million related to ULTEA. Heartland recorded a pre-tax gain of $20 thousand that is included in the line item “income from discontinued operations” on the consolidated statements of income. ULTEA’s results of operations for all prior periods presented are also reflected in this line item. In addition, the cash flows of ULTEA have been presented in the consolidated statements of cash flows as cash provided or used by discontinued operations for all prior periods reported.

FOUR
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2007 and 2006 were $3.4 and $5.2 million, respectively.

FIVE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2007 and 2006 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007
Securities available for sale:
U.S. government corporations and agencies	$253,696	$2,162	$(601)	$255,257
Mortgage-backed securities	241,496	2,821	(493)	243,824
Obligations of states and political subdivisions	137,162	5,706	(38)	142,830
Corporate debt securities	13,038	338	(38)	13,338
Total debt securities	645,392	11,027	(1,170)	655,249
Equity securities	27,107	167	(140)	27,134
Total	$672,499	$11,194	$(1,310)	$682,383

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006
Securities available for sale:
U.S. government corporations and agencies	$299,671	$1,010	$(3,858)	$296,823
Mortgage-backed securities	135,008	551	(1,502)	134,057
Obligations of states and political subdivisions	130,671	5,247	(237)	135,681
Corporate debt securities	22,076	4	-	22,080
Total debt securities	587,426	6,812	(5,597)	588,641
Equity securities	25,014	402	(107)	25,309
Total	$612,440	$7,214	$(5,704)	$613,950

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2007 and 2006 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007
Securities held to maturity:
Mortgage-backed securities	$1,110	$44	$-	$1,154
Obligations of states and political subdivisions	4,568	32	-	4,600
Total	$5,678	$76	$-	$5,754

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006
Securities held to maturity:
Obligations of states and political subdivisions	$1,522	$4	$(13)	$1,513
Total	$1,522	$4	$(13)	$1,513

All of our U.S. government corporations and agencies securities and a majority of our mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2007 and 2006, were shares of stock in the Federal Home Loan Banks of Des Moines, Chicago, Dallas, San Francisco and Seattle at an amortized cost of $13.5 million and $12.3 million, respectively. There were no unrealized gains or losses recorded on these securities as they are not readily marketable.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2007, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$165,787	$165,484
Due in 1 to 5 years	325,502	330,118
Due in 5 to 10 years	112,759	115,385
Due after 10 years	41,344	44,262
Total	$645,392	$655,249

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2007, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities held to maturity:
Due in 1 to 5 years	$1,110	$1,154
Due in 5 to 10 years	520	552
Due after 10 years	4,048	4,048
Total	$5,678	$5,754

As of December 31, 2007, securities with a fair value of $439.4 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities for the years ended December 31, 2007, 2006 and 2005, are summarized as follows:

(Dollars in thousands)
	2007	2006	2005
Securities sold:
Proceeds from sales	$35,801	$22,498	$25,662
Gross security gains	358	697	376
Gross security losses	17	144	178

During the years ended December 31, 2007, 2006 and 2005, Heartland incurred other than temporary impairment losses of $0, $76 and $0 thousand, respectively, on equity securities available for sale.

The following tables summarize the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2007 and 2006. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2007 and 2006, respectively. A majority of the unrealized losses in the debt security portfolio are the result of changes in interest rates and not related to credit downgrades of the securities.  Therefore, Heartland has deemed the impairment as temporary.

Unrealized Losses on Securities Available for Sale
December 31, 2007
(Dollars in thousands)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$37,653	$(35)	$88,909	$(566)	$126,562	$(601)
Mortgage-backed securities	14,029	(63)	61,528	(430)	75,557	(493)
Obligations of states and political subdivisions	1,553	(5)	7,177	(33)	8,730	(38)
Corporate debt securities	2,963	(38)	-	-	2,963	(38)
Total debt securities	56,198	(141)	157,614	(1,029)	213,812	(1,170)
Equity securities	820	(63)	3,481	(77)	4,301	(140)
Total temporarily impaired securities	$57,018	$(204)	$161,095	$(1,106)	$218,113	$(1,310)

Unrealized Losses on Securities Available for Sale
December 31, 2006
(Dollars in thousands)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$14,866	$(39)	$197,192	$(3,819)	$212,058	$(3,858)
Mortgage-backed securities	20,525	(225)	71,029	(1,277)	91,554	(1,502)
Obligations of states and political subdivisions	5,431	(57)	18,117	(180)	23,548	(237)
Total debt securities	40,822	(321)	286,338	(5,276)	327,160	(5,597)
Equity securities	732	(26)	2,776	(81)	3,508	(107)
Total temporarily impaired securities	$41,554	$(347)	$289,114	$(5,357)	$330,668	$(5,704)

SIX
LOANS AND LEASES

Loans and leases as of December 31, 2007 and 2006, were as follows:

(Dollars in thousands)
	2007	2006
Commercial and commercial real estate	$1,632,597	$1,483,738
Residential mortgage	217,044	225,343
Agricultural and agricultural real estate	225,663	233,748
Consumer	199,518	194,652
Loans, gross	2,274,822	2,137,481
Unearned discount	(2,107)	(1,875)
Deferred loan fees	(1,706)	(2,120)
Loans, net	2,271,009	2,133,486
Direct financing leases:
Gross rents receivable	7,430	12,268
Estimated residual value	2,695	3,770
Unearned income	(967)	(1,679)
Direct financing leases, net	9,158	14,359
Allowance for loan and lease losses	(32,993)	(29,981)
Loans and leases, net	$2,247,174	$2,117,864

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2007, were as follows: $3.8 million for 2008, $3.0 million for 2009, $2.0 million for 2010, $701 thousand for 2011, $365 thousand for 2012 and $269 thousand thereafter.

Nearly 57% of the loan portfolio is concentrated in the Midwestern States of Iowa, Illinois and Wisconsin. The remaining portion of the loan portfolio is concentrated in the Western States of New Mexico, Arizona, Montana and Colorado.

Loans and leases on a nonaccrual status and considered impaired totaled $30.7 million and $8.1 million at December 31, 2007 and 2006, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $1.8 million and $301 thousand, respectively. The average balances of nonaccrual loans for the years ended December 31, 2007, 2006 and 2005 were $19.3 million, $12.6 million and $13.8 million, respectively.  For the years ended December 31, 2007, 2006 and 2005, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $2.1 million, $592 thousand and $1.1 million, respectively, and interest income actually recorded amounted to approximately $261 thousand, $225 thousand and $68 thousand, respectively.

There were no loans and leases on a restructured status at December 31, 2007 and 2006.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the years ended December 31, 2007 and 2006, were as follows:

(Dollars in thousands)
	2007	2006
Balance at beginning of year	$51,018	$28,379
Advances	26,386	43,938
Repayments	(11,359)	(21,299)
Balance, end of year	$66,045	$51,018

SEVEN
ALLOWANCE FOR
LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2007, 2006 and 2005, were as follows:

(Dollars in thousands)
	2007	2006	2005
Balance at beginning of year	$29,981	$27,791	$24,973
Provision for loan and lease losses from continuing operations	10,073	3,883	6,533
Provision for loan and lease losses from discontinued operations	-	(5)	31
Recoveries on loans and leases previously charged off	1,641	1,733	1,152
Loans and leases charged off	(8,564)	(3,989)	(4,579)
Adjustment for transfer to other liabilities for unfunded commitments	-	-	(319)
Additions related to acquired bank	-	591	-
Reduction related to discontinued operations	(138)	(23)	-
Balance at end of year	$32,993	$29,981	$27,791

EIGHT
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2007 and 2006, were as follows:

(Dollars in thousands)
	2007	2006
Land and land improvements	$29,212	$22,782
Buildings and building improvements	90,423	82,455
Furniture and equipment	42,290	38,481
Total	161,925	143,718
Less accumulated depreciation	(41,640)	(35,151)
Premises, furniture and equipment, net	$120,285	$108,567

Depreciation expense on premises, furniture and equipment was $7.3 million, $6.5 million and $5.8 million for 2007, 2006, and 2005, respectively.

NINE
INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2007 and 2006, are presented in the tables below.

(Dollars in thousands)
	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangibles	$9,757	$6,252	$9,757	$5,095
Mortgage servicing rights	6,505	2,592	5,546	1,986
Customer relationship intangible	1,177	226	917	129
Total	$17,439	$9,070	$16,220	$7,210
Unamortized intangible assets		$8,369		$9,010

The following table shows the estimated future amortization expense related to intangible assets:

(Dollars in thousands)
	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ended:
2008	$847	$1,230	$103	$2,180
2009	748	766	102	1,616
2010	466	639	101	1,206
2011	450	511	99	1,060
2012	421	384	55	860
Thereafter	573	383	491	1,447

The following table summarizes the changes in capitalized mortgage servicing rights:

(Dollars in thousands)
	2007	2006
Balance, beginning of year	$3,560	$3,263
Originations	1,532	1,309
Amortization	(1,179)	(1,012)
Balance, end of year	$3,913	$3,560

Mortgage loans serviced for others were $636.0 million and $602.7 million as of December 31, 2007 and 2006, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $3.1 million and $2.9 million as of December 31, 2007 and 2006, respectively. The fair value of Heartland’s mortgage servicing rights was estimated at $6.4 million and $6.0 million at December 31, 2007 and  2006, respectively.

TEN
DEPOSITS

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2007 and 2006 were $308.5 million and $235.7 million, respectively.  At December 31, 2007, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)

2008	$877,249
2009	150,136
2010	47,240
2011	22,721
2012	35,582
Thereafter	6,836
$1,139,764

Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005, was as follows:

(Dollars in thousands)
	2007	2006	2005
Savings and money market accounts	$22,404	$18,993	$10,889
Time certificates of deposit in denominations of $100,000 or more	14,307	9,287	6,343
Other time deposits	41,154	34,250	25,643
Interest expense on deposits	$77,865	$62,530	$42,875

ELEVEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2007 and 2006, were as follows:

(Dollars in thousands)
	2007	2006
Securities sold under agreement to repurchase	$237,914	$225,880
Federal funds purchased	95,075	11,550
U.S. Treasury demand note	4,157	3,264
FHLB advances	2,000	-
Notes payable to unaffiliated banks	15,000	35,000
Total	$354,146	$275,694

Heartland has a credit agreement with four unaffiliated banks under a revolving credit line.  Under the unsecured revolving credit line, Heartland may borrow up to $60.0 million at any one time.  This credit line was established primarily to provide working capital to Heartland and Citizens Finance Co.  At December 31, 2007, and December 31, 2006, $15.0 million and $35.0 million was outstanding on the revolving credit line respectively. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At December 31, 2007, Heartland was in compliance with the covenants contained in the credit agreement.

All retail repurchase agreements as of December 31, 2007 and 2006, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2007, 2006 and 2005, were as follows:

(Dollars in thousands)
	2007	2006	2005
Maximum month-end balance	$354,146	$277,604	$266,194
Average month-end balance	291,289	258,844	233,051
Weighted average interest rate for the year	4.62%	4.36%	2.67%
Weighted average interest rate at year-end	2.90%	4.71%	3.68%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $199.3 million at December 31, 2007, and $229.4 million at December 31, 2006. No borrowings were utilized under the Discount Window Program during either year.

TWELVE
OTHER BORROWINGS

Other borrowings at December 31, 2007 and 2006, were as follows:

(Dollars in thousands)
	2007	2006
Advances from the FHLB; weighted average maturity dates at December 31, 2007 and 2006 were January 2011 and February 2011, respectively; and weighted average interest rates were 4.54% and 4.23%, respectively	$91,530	$81,264
Wholesale repurchase agreements	50,000	50,000
Trust preferred securities	113,405	85,570
Obligations to repurchase minority interest shares of Arizona Bank & Trust and Summit Bank & Trust	7,014	6,350
Community Development Block Grant Loan Program with the City of Dubuque at 3.00% due January 2014	300	300
Contracts payable for purchase of real estate and other assets	1,358	1,039
Total	$263,607	$224,523

The Heartland banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, Dallas, San Francisco and Seattle. The advances from the FHLB are collateralized by the banks’ investment in FHLB stock of $7.5 and $6.6 million at December 31, 2007 and 2006, respectively. Additional collateral is provided by the banks’ one-to-four unit residential mortgages, commercial and agricultural mortgages and securities pledged totaling $958.6 million at December 31, 2007 and $964.8 million at December 31, 2006. Callable advances from the FHLB totaled $13.0 million as of December 31, 2007, at a weighted average rate of 3.39% with call dates during 2008. At December 31, 2006, callable advances from the FHLB totaled $13.0 million at a weighted average rate of 3.39% with call dates during 2007.

Heartland entered into a leverage structured wholesale repurchase agreement transaction on August 28, 2006, which was subsequently amended in December of 2007. This wholesale repurchase agreement is in the amount of $50.0 million with a capped rate of 3.06% through the call date of August 28, 2009, and, if not called, through the maturity date of November 28, 2010. If the 3-month LIBOR rate exceeds 5.15%, the rate paid is reduced to 3.06% less the amount by which the 3-month LIBOR rate exceeds 5.15%. In no case will the rate paid fall below 0.00%. In order to effectuate the initial wholesale repurchase agreement, a $55.0 million government agency bond was acquired on August 28, 2006. As of December 31, 2007 and 2006, the rate paid on this repurchase agreement transaction was 3.06% and 5.66%, respectively.

On June 21, 2007, Heartland completed an offering of $20.0 million of fixed/variable rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust VI. On June 26, 2007, Heartland completed a second offering of $20.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust VII.

On March 19, 2007, Heartland redeemed $8.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust II, and on October 1, 2007, Heartland redeemed $5.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Capital Trust II. The remaining unamortized issuance costs of $202 thousand and $137 thousand, respectively, were expensed under the noninterest expense category upon redemption.

Heartland currently has six wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable dates listed in the schedule below.  Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $302 thousand as of December 31, 2007. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2007, is as follows:

(Dollars in thousands)
Name	Amount Issued	Interest Rate	Interest Rate as of 12/31/07	Maturity Date	Callable Date

Rocky Mountain Statutory Trust I	$5,155	10.60%	10.60%	09/07/2030	09/07/2010
Heartland Financial Statutory Trust III	20,619	8.25%	8.25%	10/10/2033	10/10/2008
Heartland Financial Statutory Trust IV	25,774	2.75% over Libor	7.74%	03/17/2034	03/17/2009
Heartland Financial Statutory Trust V	20,619	1.33% over Libor	6.57%	04/07/2036	04/07/2011
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	09/15/2037	06/15/2012
Heartland Financial Statutory Trust VII	20,619	1.48% over Libor	6.60%	09/01/2037	09/01/2012
	$113,405

For regulatory purposes, $74.7 and $69.6 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2007 and 2006, respectively.

Heartland has an irrevocable obligation to repurchase the common shares of Summit Bank & Trust owned by minority shareholders on November 1, 2011. The minority shareholders are obligated to sell their shares to Heartland on that same date. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through December 31, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time through November 1, 2011, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of December 31, 2007, included in other borrowings is $3.5 million.

Heartland has an irrevocable obligation to repurchase the common shares of Arizona Bank & Trust owned by minority shareholders on August 18, 2008. The minority shareholders are obligated to sell their shares to Heartland on that same date. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through December 31, 2007, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time through August 18, 2008, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of December 31, 2007, included in other borrowings is $3.5 million.

Future payments at December 31, 2007, for all other borrowings follow in the table below. Callable FHLB advances are included in the table at their maturity date.

(Dollars in thousands)

2008	$35,142
2009	60,614
2010	23,538
2011	7,051
2012	415
Thereafter	136,847
$263,607

THIRTEEN
DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions during 2006 and 2005, respectively.  On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matures on April 4, 2009.  Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of December 31, 2007, and December 31, 2006, the fair market value of this collar transaction was recorded as an asset of $391 thousand and $59 thousand, respectively.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $387 thousand. As of December 31, 2006, the fair market value of this collar transaction was recorded as a liability of $43 thousand.

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

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap has an effective date of February 1, 2007, and a maturity date of January 7, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest deferral feature that is mirrored in the cap transaction. As of December 31, 2007, this cap transaction had no fair value.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of March 17, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2007, this cap transaction had no fair value.

For both the collar and cap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in fair value were included in the assessment of hedge effectiveness. The amount of ineffectiveness recognized for the cash flow hedge transactions for the years ending December 31, 2007 and 2006 was $15 thousand and $2 thousand, respectively. No ineffectiveness was recognized for the cash flow hedge transactions for the year ended December 31, 2005.

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of the Broadus branch (see footnote 3), which reduced the designated loan pool from $14.3 million to $7.5 million. This hedge failure resulted in the recognition of a loss of $51 thousand during the quarter ended June 30, 2007, which consists of the mark to market loss on the collar transaction of $36 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $15 thousand. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. Since the fair value of the collar transaction was zero on the redesignation date, a mark to market gain of $36 thousand was recorded as other noninterest income during the period from June 30, 2007, to August 17, 2007. As was the case at origination, the redesignation remains as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. On December 31, 2007, this portion of the collar transaction demonstrated retrospective hedge effectiveness.

For the year ended December 31, 2007, the change in net unrealized gains of $672 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $253 thousand.  For the year ended December 31, 2006, the change in net unrealized gains of $104 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $39 thousand. For the year ended December 31, 2005, the change in net unrealized gains of $337 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $126 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the year ended December 31, 2007, the change in net unrealized gains on cash flow hedges reflects a reclassification of $15 thousand of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. As of December 31, 2007, Heartland estimates that an additional $18 thousand will be reclassified from accumulated other comprehensive income to interest income within the next 12 months.

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

FOURTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2007, 2006 and 2005, were as follows:

(Dollars in thousands)
	2007	2006	2005
Current:
Federal	$9,481	$17,344	$9,396
State	2,577	841	1,081
Total current	$12,058	$18,185	$10,477
Deferred:
Federal	$(2,185)	$(6,114)	$(1,490)
State	621	438	1,163
Total deferred	$(1,564)	$(5,676)	$(327)
Total income tax expense	$10,494	$12,509	$10,150

Income tax expense is included in the financial statements as follows:

(Dollars in thousands)
	2007	2006	2005
Income tax from continuing operations	$9,409	$11,578	$9,561
Income tax from discontinued operations	1,085	931	589
Total income tax expense	$10,494	$12,509	$10,150

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options in the amounts of $896 thousand, $559 thousand and $476 thousand in 2007, 2006 and 2005, respectively, which were recorded as increases to stockholders’ equity. Additionally, the income tax provision in 2005 does not include federal rehabilitation tax credits of $313 thousand, and state rehabilitation tax credits of $392 thousand, all of which were recorded as a reduction in the depreciable basis of the capitalized asset.  A deferred tax asset had been recorded for the $1.4 million ($915 thousand, net of federal tax) state rehabilitation tax credits as they initially were not available until tax years 2011 and 2013. During 2005, state legislation provided for earlier availability of these credits with $489 thousand available in tax year 2005 and the remaining $1.3 million available in tax year 2006.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows:

(Dollars in thousands)
	2007	2006
Deferred tax assets:
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$-	$45
Allowance for loan and lease losses	12,036	10,880
Deferred compensation	1,742	1,189
Organization and acquisitions costs	399	463
Net operating loss carryforwards	1,061	805
Rehabilitation tax credits	186	747
Non-accrual loan interest	831	233
Other	453	82
Gross deferred tax assets	16,708	14,444
Valuation allowance	(780)	-
Total deferred tax assets	$15,928	$14,444

Deferred tax liabilities:
Tax effect of net unrealized gain on derivatives reflected in stockholders’ equity	$(200)	$-
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	(3,738)	(573)
Securities	(850)	(902)
Premises, furniture and equipment	(3,614)	(3,101)
Lease financing	(1,674)	(2,247)
Tax bad debt reserves	(515)	(515)
Purchase accounting	(3,305)	(3,168)
Prepaid expenses	(788)	(472)
Mortgage servicing rights	(1,461)	(1,330)
Deferred loan fees	(164)	(140)
Other	(202)	(226)
Gross deferred tax liabilities	$(16,511)	$(12,674)
Net deferred tax asset (liability)	$(583)	$1,770

The deferred tax liabilities related to net unrealized gains(losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized losses on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. Also, the $1.1 million deferred tax asset recorded during 2006 as a result of the Bank of the Southwest acquisition had no effect on income tax expense. Net operating loss carryforwards for state income tax purposes were approximately $17.1 million at December 31, 2007. The associated deferred tax asset is $1.0 million, net of federal tax. These carryforwards expire beginning December 31, 2015, through December 31, 2022. A valuation allowance of $780 thousand existed at December 31, 2007, against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards. In connection with the adoption of FIN 48 on January 1, 2007, $506 thousand was reclassified from current taxes payable to deferred tax assets as a valuation allowance. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% for 2007, 2006 and 2005, to income before income taxes) as follows:

(Dollars in thousands)
	2007	2006	2005
Computed “expected” tax on income from continuing operations	$11,680	$12,548	$10,925
Increase (decrease) resulting from:
Nontaxable interest income	(1,988)	(1,948)	(1,923)
State income taxes, net of federal tax benefit	1,577	1,560	1,382
Nondeductible goodwill and other intangibles	57	57	57
Tax credits	(1,292)	(218)	(412)
Other	(625)	(421)	(468)
Income taxes	$9,409	$11,578	$9,561
Effective tax rates	28.2%	32.3%	30.6%

Heartland had investments in certain low-income housing projects totaling $4.7 million as of December 31, 2007, $5.1 million as of December 31, 2006 and $5.4 million as of December 31, 2005, the majority of which have been fully consolidated in the consolidated financial statements. These investments generated federal low-income housing tax credits of $218 thousand in 2007, $218 thousand in 2006 and $412 thousand in 2005. For each future year through 2013, these investments are expected to continue generating federal low-income housing tax credits of approximately $218 thousand. During 2007, Dubuque Bank and Trust Company acquired a 99.9% ownership interest in two limited liability companies that provided federal historic rehabilitation credits totaling $1.4 million. A 99.9% ownership in a limited liability company was acquired in 2004 that provided a federal historic rehabilitation credit totaling $675 thousand for the tax year 2004 and state historic rehabilitation credits totaling $843 thousand for the tax years 2004, 2005 and 2007. In 2002, Heartland had acquired a 99.9% ownership in a similarly structured limited liability company that provided a federal historic rehabilitation credit totaling $389 thousand for the 2002 tax year and state historic rehabilitation credits totaling $450 thousand for the tax years 2002 and 2006.

On January 1, 2007, Heartland adopted the provisions of FIN 48. As a result of the implementation of FIN 48, Heartland did not recognize any increase or decrease for unrecognized tax benefits. The amount of unrecognized tax benefits on January 1, 2007, was $1.5 million, including $193 thousand of accrued interest and penalties. On December 31, 2007, the amount of unrecognized tax benefits was $1.9 million, including $339 thousand of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the year ended December 31, 2007, follows:

(Dollars in thousands)

Balance at January 1, 2007	$1,480
Additions for tax positions related to the current year	397
Additions for tax positions related to prior years	204
Reductions for tax positions related to prior years	(153)
Balance at December 31, 2007	$1,928

The tax years ended December 31, 2007, 2006, 2005 and 2004, remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2007, 2006, 2005, 2004 and 2003 remain open for examination. Wisconsin Community Bank, one of Heartland’s bank subsidiaries, has undergone a franchise tax review for the years ended December 31, 2002 and 2003, and is currently in the process of appealing the field audit report. In dispute is $1.1 million of deducted expenditures, or $142 thousand in taxes, interest and penalties, which have been fully accrued for. Except for settlement on this specific open item, Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FIFTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $1.9 million, $2.9 million, and $2.7 million for 2007, 2006, and 2005, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $614 thousand, $578 thousand, and $532 thousand for 2007, 2006, and 2005, respectively.

SIXTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2007, for all non-cancelable leases were as follows:

(Dollars in thousands)

2008	$901
2009	795
2010	541
2011	354
2012	287
Thereafter	3,217
$6,095

Rental expense for premises and equipment leased under operating leases was $1.7 million, $1.6 million, and $1.7 million for 2007, 2006, and 2005, respectively. Occupancy expense is presented net of rental income of $1.3 million, $1.2 million and $1.0 million for 2007, 2006 and 2005, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  At December 31, 2007 and 2006, commitments to extend credit aggregated $588.7 and $651.3 million, and standby letters of credit aggregated $36.0 and $35.8 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2007 and 2006, Heartland had commitments to sell residential real estate loans totaling $12.4 and $4.7 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

Heartland established a loss reserve for unfunded commitments, including loan commitments and letters of credit, during 2005 by reclassifying $319 thousand of the allowance for loan losses. At December 31, 2007 and 2006, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $390 and $424 thousand, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.

During the fourth quarter of 2007, Heartland recorded a non-cash indemnification charge of $101 thousand related to Heartland’s obligation to share certain estimated litigation costs of Visa, Inc. (Visa). The charge was the result of revisions in October 2007 to Visa’s by-laws affecting all member banks, as part of an overall reorganization in which the member banks indemnified Visa on certain covered litigation. The expense charge relates to Visa’s American Express litigation, which was settled by Visa in November 2007, and other Visa litigation, including the Discover and other interchange litigation, which has not yet been settled.  As part of the reorganization, Visa plans an initial public offering early in 2008, and part of the proceeds from the offering representing the member banks’ proportionate share will be placed in escrow and used to fund the actual litigation settlements when they occur.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2007, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SEVENTEEN
STOCK PLANS

Effective January 1, 2006, Heartland adopted the provisions of FAS 123R using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense is based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on Heartland’s consolidated financial statements for the years ending December 31, 2007 and 2006, was a reduction in net income of $686 thousand or diluted earnings per share of $.04 and $351 thousand or diluted earnings per share of $0.02, respectively.

On May 18, 2005, the Heartland 2005 Long-Term Incentive Plan was adopted, replacing the 2003 Stock Option Plan. Under the 2005 Long-Term Incentive Plan, 1,000,000 shares have been reserved for issuance. The 2005 Long-Term Incentive Plan is administered by the Nominating and Compensation Committee (“Compensation Committee”) of the Board of Directors. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2005 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. The 2005 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. The Compensation Committee determines the specific employees who will be granted awards under the 2005 Long-Term Incentive Plan and the type and amount of any such awards. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2007, there were 612,460 shares available for issuance under the 2005 Long-Term Incentive Plan. At December 31, 2006, there were 746,110 shares available for issuance under the 2005 Stock Option Plan. Shares available for options forfeited under the 2003 Option Plan are transferable to shares available under the 2005 Long-Term Incentive Plan. Shares available for options forfeited under the 1993 Stock Option Plan are not transferable to shares available under the 2003 Stock Option Plan or the 2005 Long-Term Incentive Plan.

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

Options have been granted with an exercise price equal to the fair market value of Heartland stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the 2005 Long-Term Incentive Plan, the 2003 and 1993 Stock Option Plans as of December 31, 2007, 2006 and 2005, and changes during the years ended follows:

	2007 Shares	2007 Weighted- Average Exercise Price	2006 Shares	2006 Weighted- Average Exercise Price	2005 Shares	2005 Weighted- Average Exercise Price
Outstanding at beginning of year	815,300	$14.46	796,650	$12.70	808,375	$11.12
Granted	146,750	29.65	130,750	21.60	105,750	21.00
Exercised	(214,538)	9.96	(94,450)	8.97	(112,875))	8.14
Forfeited	(14,500)	25.24	(17,650)	17.33	(4,600))	19.66
Outstanding at end of year	733,012	$18.61	815,300	$14.46	796,650	$12.70
Options exercisable at end of year	280,804	$11.65	409,425	$10.34	430,694	$10.06
Weighted-average fair value of options granted during the year	$7.69		$5.65		$6.13

At December 31, 2007, the vested options totaled 280,804 shares with a weighted average exercise price of $11.65 per share and a weighted average remaining contractual life of 3.22 years. The intrinsic value for the vested options as of December 31, 2007 was $2.0 million. The intrinsic value for the total of all options exercised during the year ended December 31, 2007 was $1.8 million, and the total fair value of shares vested during the year ended December 31, 2007 was $1.1 million. As of December 31, 2007 and 2006, options outstanding under the 2005 Long-Term Incentive Plan and the 2003 and 1993 Stock Option Plans had exercise prices ranging from $8.67 to $29.65 per share and a weighted-average remaining contractual life of 6.00 and 5.15 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes valuation model.  Significant assumptions include:

	2007	2006	2005
Risk-free interest rate	4.74%	4.52%	4.00%
Expected option life	6 years	7 years	10 years
Expected volatility	24.20%	22.00%	19.75%
Expected dividends	1.25%	2.00%	1.52%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. The 2007 risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the year ended December 31, 2007, was $2.1 million, with a related tax benefit of $896 thousand. Cash received from options exercised for the year ended December 31, 2006, was $736 thousand, with a related tax benefit of $559 thousand.

Total compensation costs recorded for stock options and restricted stock awards were $1.4 million for the year ended December 31, 2007, and $856 thousand for the year ended December 31, 2006. For the year ended December 31, 2005, total compensation costs recorded for restricted stock awards were $493 thousand. As of December 31, 2007 there was $2.9 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2011. In addition, for the years ended December 31, 2007, 2006 and 2005, the shares of stock awarded to Heartland directors in return for services performed were 1,400, 1,500 and 1,390, respectively, The related compensation expense recorded was $26 thousand, $45 thousand and $30 thousand for the respective years.

At Heartland’s annual meeting of stockholders on May 18, 2005, the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), was adopted, effective January 1, 2006. The 2006 ESPP replaced the 1996 Employee Stock Purchase Plan (the “1996 ESPP”) continuing to permit all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee).  A maximum of 500,000 shares is available for sale under the 2006 ESPP.  For the year ended December 31, 2007, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2006. For the year ended December 31, 2006, Heartland approved a purchase price of 100% of fair market value as determined by averaging the closing price of the last five trading days in 2005. At December 31, 2007, 250 shares were purchased under the 2007 ESPP and at December 31, 2006, 26,451 shares were purchased under the 2006 ESPP. As a result of the adoption of FAS 123R, compensation expense of $57 thousand was recorded in 2007 and $69 thousand was recorded in 2006, because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

During each of the years ended December 31, 2007, 2006 and 2005, Heartland acquired shares for use in the 2005 Long-Term Incentive Plan, 2003 Stock Option Plan, the 2006 ESPP and the 1996 ESPP. Shares acquired totaled 407,245, 166,259 and 290,651 for 2007, 2006 and 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2007 and 2006, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below.
(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$325,016	12.48%	$208,382	8.0%	$	N/A
Dubuque Bank and Trust Company	83,887	11.24	59,698	8.0		74,623	10.0%
Galena State Bank & Trust Co.	19,236	12.29	12,526	8.0		15,658	10.0
First Community Bank	10,688	11.38	7,516	8.0		9,395	10.0
Riverside Community Bank	17,240	10.59	13,019	8.0		16,274	10.0
Wisconsin Community Bank	36,683	12.19	24,081	8.0		30,102	10.0
New Mexico Bank & Trust	56,082	10.63	42,221	8.0		52,776	10.0
Arizona Bank & Trust	28,202	14.27	15,808	8.0		19,759	10.0
Rocky Mountain Bank	38,910	10.84	28,722	8.0		35,903	10.0
Summit Bank & Trust	14,473	36.99	3,131	8.0		3,913	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$253,675	9.74%	$104,191	4.0%	$	N/A
Dubuque Bank and Trust Company	75,937	10.18	29,849	4.0		44,774	6.0%
Galena State Bank & Trust Co.	17,380	11.10	6,263	4.0		9,395	6.0
First Community Bank	9,509	10.12	3,758	4.0		5,637	6.0
Riverside Community Bank	15,329	9.42	6,510	4.0		9,764	6.0
Wisconsin Community Bank	32,910	10.93	12,041	4.0		18,061	6.0
New Mexico Bank & Trust	49,920	9.46	21,110	4.0		31,666	6.0
Arizona Bank & Trust	25,706	13.01	7,904	4.0		11,856	6.0
Rocky Mountain Bank	34,797	9.69	14,361	4.0		21,542	6.0
Summit Bank & Trust	14,103	36.04	1,565	4.0		2,348	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$253,675	8.01%	$126,644	4.0%	$	N/A
Dubuque Bank and Trust Company	75,937	8.36	36,346	4.0		45,432	5.0%
Galena State Bank & Trust Co.	17,380	7.95	8,748	4.0		10,935	5.0
First Community Bank	9,509	7.67	4,957	4.0		6,197	5.0
Riverside Community Bank	15,329	6.88	8,911	4.0		11,139	5.0
Wisconsin Community Bank	32,910	8.21	16,031	4.0		20,039	5.0
New Mexico Bank & Trust	49,920	7.63	26,162	4.0		32,703	5.0
Arizona Bank & Trust	25,706	11.60	8,866	4.0		11,082	5.0
Rocky Mountain Bank	34,797	8.46	16,450	4.0		20,563	5.0
Summit Bank & Trust	14,103	29.06	1,941	4.0		2,426	5.0

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)
Consolidated	$279,112	11.18%	$199,757	8.0%	N/A
Dubuque Bank and Trust Company	75,378	10.96	55,044	8.0	$68,806	10.0%
Galena State Bank & Trust Co.	20,903	12.55	13,329	8.0	16,662	10.0
First Community Bank	10,801	12.09	7,147	8.0	8,934	10.0
Riverside Community Bank	17,142	11.26	12,179	8.0	15,224	10.0
Wisconsin Community Bank	36,312	11.48	25,297	8.0	31,621	10.0
New Mexico Bank & Trust	49,465	10.04	39,415	8.0	49,269	10.0
Arizona Bank & Trust	27,921	13.72	16,281	8.0	20,352	10.0
Rocky Mountain Bank	39,485	11.12	28,403	8.0	35,504	10.0
Summit Bank & Trust	13,854	62.38	1,777	8.0	2,221	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$232,702	9.32%	$99,878	4.0%	N/A
Dubuque Bank and Trust Company	68,008	9.88	27,522	4.0	$41,283	6.0%
Galena State Bank & Trust Co.	18,833	11.30	6,665	4.0	9,997	6.0
First Community Bank	9,682	10.84	3,574	4.0	5,360	6.0
Riverside Community Bank	15,370	10.10	6,090	4.0	9,134	6.0
Wisconsin Community Bank	32,350	10.23	12,648	4.0	18,972	6.0
New Mexico Bank & Trust	44,018	8.93	19,708	4.0	29,561	6.0
Arizona Bank & Trust	25,742	12.65	8,141	4.0	12,211	6.0
Rocky Mountain Bank	35,390	9.97	14,201	4.0	21,302	6.0
Summit Bank & Trust	13,660	61.51	888	4.0	1,332	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$232,702	7.74%	$120,255	4.0%	N/A
Dubuque Bank and Trust Company	68,008	8.14	33,406	4.0	$41,758	5.0%
Galena State Bank & Trust Co.	18,833	8.41	8,954	4.0	11,193	5.0
First Community Bank	9,682	8.13	4,765	4.0	5,957	5.0
Riverside Community Bank	15,370	7.72	7,967	4.0	9,958	5.0
Wisconsin Community Bank	32,350	7.95	16,267	4.0	20,334	5.0
New Mexico Bank & Trust	44,018	7.40	23,778	4.0	29,722	5.0
Arizona Bank & Trust	25,742	11.75	8,761	4.0	10,951	5.0
Rocky Mountain Bank	35,390	8.36	16,943	4.0	21,178	5.0
Summit Bank & Trust	13,660	106.01	515	4.0	644	5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $98.7 million as of December 31, 2007, under the most restrictive minimum capital requirements. Heartland’s revolving credit agreement requires our bank subsidiaries to remain well capitalized. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $47.0 million as of December 31, 2007, under the capital requirements to remain well capitalized.

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

(Dollars in thousands)
	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$46,832	$46,832	$49,143	$49,143
Trading securities	1,888	1,888	1,568	1,568
Securities available for sale	682,383	682,383	613,950	613,950
Securities held to maturity	5,678	5,754	1,522	1,513
Loans and leases, net of unearned	2,292,846	2,292,438	2,198,226	2,180,929
Derivatives	778	778	59	59
Financial Liabilities:
Demand deposits	$381,499	$381,499	$371,465	$371,465
Savings deposits	855,036	855,036	822,915	822,915
Time deposits	1,139,764	1,139,764	1,117,277	1,117,277
Short-term borrowings	354,146	354,146	275,694	275,694
Other borrowings	263,607	253,581	224,523	220,520
Derivatives	-	-	43	43

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

TWENTY-ONE
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2007	2006
Assets:
Cash and interest bearing deposits	$826	$1,047
Trading securities	1,888	1,568
Securities available for sale	1,020	1,430
Investment in subsidiaries	337,303	317,937
Other assets	15,256	9,426
Due from subsidiaries	15,500	15,500
Total assets	$371,793	$346,908

Liabilities and stockholders’ equity:
Short-term borrowings	$15,000	$35,000
Other borrowings	120,719	92,220
Accrued expenses and other liabilities	5,474	9,977
Total liabilities	141,193	137,197

Stockholders’ equity:
Common stock	16,612	16,572
Capital surplus	37,269	37,963
Retained earnings	173,891	154,308
Accumulated other comprehensive income	6,506	868
Treasury stock	(3,678)	-
Total stockholders’ equity	230,600	209,711
Total liabilities & stockholders’ equity	$371,793	$346,908

INCOME STATEMENTS
(Dollars in thousands)
	For the years ended December 31,
	2007	2006	2005
Operating revenues:
Dividends from subsidiaries	$25,500	$15,050	$12,250
Securities gains (losses), net	35	150	(5)
Gain (loss) on trading account securities	(105)	141	(11)
Impairment loss on equity securities	-	(76)	-
Other	1,464	2,326	2,197
Total operating revenues	26,894	17,591	14,431
Operating expenses:
Interest	9,510	10,121	7,505
Salaries and benefits	1,590	376	798
Outside services	971	1,357	806
Other operating expenses	1,114	943	663
Minority interest expense	380	181	119
Total operating expenses	13,565	12,978	9,891
Equity in undistributed earnings	8,278	17,465	15,667
Income before income tax benefit	21,607	22,078	20,207
Income tax benefit	4,026	3,024	2,519
Net income	$25,633	$25,102	$22,726
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$25,633	$25,102	$22,726
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Undistributed earnings of subsidiaries	(8,278)	(17,465)	(15,667)
(Increase) decrease in due from subsidiaries	-	19,500	(10,600)
Increase (decrease) in accrued expenses and other liabilities	(4,503)	6,568	(1,589)
(Increase) decrease in other assets	(5,830)	4,092	(5,681)
(Increase) decrease in trading account securities	(320)	(1,053)	6
Other, net	473	1,294	2,336
Net cash provided (used) by operating activities	7,175	38,038	(8,469)
Cash flows from investing activities:
Capital contributions to subsidiaries	(3,162)	(24,882)	-
Purchases of available for sale securities	-	(541)	(1,093)
Proceeds from sales of available for sale securities	310	1,467	200
Net cash used by investing activities	(2,852)	(23,956)	(893)
Cash flows from financing activities:
Net change in short-term borrowings	(20,000)	(25,750)	17,750
Proceeds from other borrowings	41,902	20,619	-
Repayments of other borrowings	(13,403)	-	-
Cash dividends paid	(6,050)	(5,906)	(5,414)
Purchase of treasury stock	(9,821)	(4,022)	(5,784)
Proceeds from issuance of common stock	2,828	1,516	2,007
Net cash provided (used) by financing activities	(4,544)	(13,543)	8,559
Net increase (decrease) in cash and cash equivalents	(221)	539	(803)
Cash and cash equivalents at beginning of year	1,047	508	1,311
Cash and cash equivalents at end of year	$826	$1,047	$508

TWENTY-TWO
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Dollars in thousands, except per share data)
2007	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$27,506	$27,237	$27,706	$26,891
Provision for loan and lease losses	3,304	575	4,268	1,926
Net interest income after provision for loan and lease losses	24,202	26,662	23,438	24,965
Noninterest income	8,090	7,916	8,093	7,611
Noninterest expense	23,534	24,747	24,929	24,396
Income taxes	2,006	2,906	1,965	2,532
Income from continuing operations	6,752	6,925	4,637	5,648
Discontinued operations:
Income from operations of discontinued subsidiary	-	-	2,565	191
Income taxes	-	-	1,017	68
Income from discontinued operations	-	-	1,548	123
Net income	$6,752	$6,925	$6,185	$5,771

Per share:
Earnings per share-basic	$0.41	$0.42	$0.38	$0.35
Earnings per share-diluted	0.41	0.42	0.37	0.34
Earnings per share from continuing operations-basic	0.41	0.42	0.28	0.34
Earnings per share from continuing operations-diluted	0.41	0.42	0.28	0.34
Cash dividends declared on common stock	0.10	0.09	0.09	0.09
Book value per common share	14.04	13.48	12.88	12.85
Market price – high	22.25	23.67	27.20	28.80
Market price – low	18.08	17.04	23.07	25.75
Weighted average common shares outstanding	16,481,854	16,447,270	16,451,031	16,542,876
Weighted average diluted common shares outstanding	16,574,540	16,543,635	16,644,286	16,760,688
Ratios:
Return on average assets	0.83%	0.86%	0.79%	0.76%
Return on average equity	11.86	12.72	11.72	11.18
Net interest margin	3.87	3.87	4.02	4.04
Efficiency ratio	64.54	68.58	68.39	69.13

2006	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$26,784	$26,852	$26,197	$24,908
Provision for loan and lease losses	(157)	1,381	1,484	1,175
Net interest income after provision for loan and lease losses	26,941	25,471	24,713	23,733
Noninterest income	7,701	7,517	7,337	6,889
Noninterest expense	23,266	23,176	23,246	24,761
Income taxes	3,913	3,207	2,802	1,656
Income from continuing operations	7,463	6,605	6,002	4,205
Discontinued operations:
Income from operations of discontinued subsidiary	567	423	346	422
Income taxes	497	154	126	154
Income from discontinued operations	70	269	220	268
Net income	$7,533	$6,874	$6,222	$4,473

Per share:
Earnings per share-basic	$0.46	$0.42	$0.38	$0.27
Earnings per share-diluted	0.45	0.41	0.37	0.27
Earnings per share from continuing operations-basic	0.45	0.40	0.36	0.26
Earnings per share from continuing operations-diluted	0.44	0.39	0.36	0.25
Cash dividends declared on common stock	0.09	0.09	0.09	0.09
Book value per common share	12.65	12.22	11.59	11.49
Market price – high	31.08	27.86	26.67	23.60
Market price – low	25.10	24.16	22.55	20.11
Weighted average common shares outstanding	16,531,998	16,521,527	16,540,587	16,430,504
Weighted average diluted common shares outstanding	16,784,656	16,775,749	16,798,654	16,638,458
Ratios:
Return on average assets	0.98%	0.91%	0.87%	0.65%
Return on average equity	14.62	13.93	13.10	9.56
Net interest margin	4.04	4.16	4.27	4.22
Efficiency ratio	65.97	65.84	67.84	76.11

KPMG

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG, LLP
Des Moines, Iowa
March 14, 2008

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, Heartland has evaluated the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Heartland’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Heartland’s internal control system was designed to provide reasonable assurance to Heartland’s management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  All internal control systems, no matter how well designed have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Heartland’s management, under the supervision and with the participation of Heartland’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment, Heartland’s internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2007, included herein, has issued an attestation report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to Heartland’s internal control over financial reporting during the quarter ended December 31, 2007, that materially affected, or are reasonably likely, to affect Heartland’s internal control over financial reporting.

KPMG

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited Heartland Financial USA, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and  testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG, LLP
Des Moines, Iowa
March 14, 2008

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Heartland Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 21, 2008 (the "2008 Proxy Statement") under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2007, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	58
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, and Summit Bank & Trust; Chairman of Citizens Finance Co.

John K. Schmidt	48
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer and Treasurer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank & Trust Co. and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.

Kenneth J. Erickson	56	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co.

Edward H. Everts	56	Senior Vice President, Operations and Retail Banking, of Heartland; Senior Vice President, Operations and Retail Banking of Dubuque Bank and Trust Company

Douglas J. Horstmann	54	Senior Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Vice Chairman of First Community Bank

Paul J. Peckosh	62	Senior Vice President, Wealth Management Group, of Heartland; Executive Vice President, Manager Wealth Management Group, of Dubuque Bank and Trust Company

Mr. Lynn B. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. Until 2004, Mr. Fuller had been a Director of Galena State Bank & Trust Co. since its acquisition by Heartland in 1992, First Community Bank since the merger in 1994 and Riverside Community Bank since the opening of this de novo operation in 1995. He has been a Director of Wisconsin Community Bank since the purchase of Cottage Grove State Bank in 1997, New Mexico Bank & Trust since the opening of this de novo bank in 1998, Arizona Bank & Trust since the opening of this de novo bank in 2003 and Summit Bank & Trust since the opening of this de novo bank in 2006. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

John K. Schmidt has been a Director of Heartland since 2001. Mr. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991 and Chief Operating Officer since 2004. He has been employed by Dubuque Bank and Trust Company since 1984 and became Dubuque Bank and Trust Company's Vice President, Finance in 1986, Senior Vice President and Chief Financial Officer in January 1991, President and Chief Executive Officer in 1999 and Vice Chairman in 2004. Mr. Schmidt also was named Vice Chairman of Galena State Bank & Trust Co. and Riverside Community Bank in 2004.  He also served as Vice Chairman and director of First Community Bank from 2004 to 2007. He is an inactive holder of the certified public accountant certification and worked at KPMG LLP in Des Moines, Iowa, prior to joining Dubuque Bank and Trust Company.

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

Edward H. Everts has served as Senior Vice President of Heartland since 1996. Mr. Everts has been employed by Dubuque Bank and Trust Company as Senior Vice President, Operations and Retail Banking since 1992. Prior to his service with Dubuque Bank and Trust Company, Mr. Everts was Vice President and Lead Retail Banking Manager of First Bank, Duluth, Minnesota.

Douglas J. Horstmann has served as Senior Vice President of Heartland since 1999.  He was also appointed as Vice Chairman and director of First Community Bank in 2007. Mr. Horstmann has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989, Executive Vice President, Lending in 2000 and Director, President and Chief Executive Officer in 2004. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh has served as Senior Vice President of Heartland since 1999.  Mr. Peckosh has been employed by Dubuque Bank and Trust Company since 1975, was appointed Assistant Vice President, Trust, in 1975, Vice President, Trust in 1980, Senior Vice President, Trust in 1991 and Executive Vice President, Trust in 2000.  Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our 2008 Proxy Statement, under the captions “Compensation Discussion and Analysis”, “Compensation/Nominating Committee Interlocks”, “Compensation/Nominating Committee Report On Executive Compensation” and "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2008 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The table below sets forth the following information as of December 31, 2007 for (i) all compensation plans previously approved by Heartland's shareholders and (ii) all compensation plans not previously approved by Heartland's shareholders:

(a)           the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
(b)           the weighted-average exercise price of such outstanding options, warrants and rights;
(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance
Equity compensation plans approved by security holders	733,012	$18.61	1,085,759
Equity compensation plans not approved by security holders	-	-	-
Total	733,012	$18.61	1,085,799 [1]

[1] Includes 612,460 shares available for use under the Heartland Long-Term Incentive Plan and 473,299 shares available for use under the Heartland Employee Stock Purchase Plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2008 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2008 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the “Index of Exhibits” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2008.

Heartland Financial USA, Inc.

By:           /s/ Lynn B. Fuller                    /s/ John K. Schmidt
------------------------                    ------------------------
Lynn B. Fuller                                                          John K. Schmidt
Principal Executive Officer                                             Executive Vice President and Principal Financial and Accounting Officer

Date:           March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

/s/ Lynn B. Fuller                                             /s/ John K. Schmidt
-----------------------------                                     -----------------------------
Lynn B. Fuller                                                   John K. Schmidt
President, CEO, Chairman                               Executive Vice President, CFO a
and Director                      and Director

/s/ James F. Conlan                                          /s/ Mark C. Falb
-----------------------------                                      -----------------------------
James F. Conlan                                                Mark C. Falb
Director                                                              Director

/s/ Thomas L. Flynn                                         /s/ John W. Cox, Jr.
-----------------------------                                      -----------------------------
Thomas L. Flynn                                               John W. Cox, Jr.
Director                                                              Director

/s/ James R. Hill
-----------------------------
James R. Hill
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

10.1
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the Heartland subsidiaries and their selected officers who have met the three years of service requirement. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (Filed as Exhibit 10.4 to the Registrant’s Form 10-K filed on March 26, 2003, and incorporated by reference herein.)

10.2	Dividend Reinvestment Plan dated as of January 24, 2002. (Filed as Form S-3D on January 25, 2002, and incorporated by reference herein.)

10.3
Stockholder Rights Agreement between Heartland Financial USA, Inc., and Dubuque Bank and Trust Company, as Rights Agent, dated as of June 7, 2002. (Filed as Form 8-K on June 11, 2002, and incorporated by reference herein.)

10.4
Agreement to Organize and Stockholder Agreement between Heartland Financial USA, Inc. and Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.24 to Registrant’s Form 10-K filed on March 26, 2003, and incorporated by reference herein.)

10.5
Supplemental Initial Investor Agreement between Heartland Financial USA, Inc. and Initial Investors in the Proposed Arizona Bank dated February 1, 2003. (Filed as Exhibit 10.25 to Registrant’s Form 10-K filed on March 26, 2003, and incorporated by reference herein.)

10.6
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association, dated as of October 10, 2003. (Filed as Exhibit 10.1 to the Registrant’s third quarter Form 10-Q filed on November 13, 2003, and incorporated by reference herein.)

10.7
Form of Executive Supplemental Life Insurance Plan effective January 20, 2004, between the Heartland subsidiaries and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank  and Citizens Finance Co. (Filed as Exhibit 10.16 to the Registrant’s Form 10-K filed on March 15, 2004, and incorporated by reference herein.)

10.8
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of March 17, 2004. (Filed as Exhibit 10.12 to the Registrant’s Form 10-K filed on March 14, 2007, and incorporated by reference herein.)

10.9	Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan. (Filed as Exhibit 10.01 to Registrant’s Form 8-K filed on May 19, 2005, and incorporated by reference herein.)

10.10
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

10.13
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance Restricted Stock Agreement. (Filed as Exhibit 10.21 to the Registrant’s Form 10-K filed on March 10, 2006, and incorporated herein.)

10.14
Amended and Restated Credit Agreement among Heartland Financial USA, Inc., The Northern Trust Company, Harris Trust and Savings Bank, Wells Fargo and U.S. Bank National Association, dated as of June 8, 2007. (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 9, 2007, and incorporated by reference herein.)

10.15
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007. (Filed as Exhibit 10.3 to Registrant’s second quarter Form 10-Q filed on August 9, 2007, and incorporated by reference herein.)

10.16
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007. (Filed as Exhibit 10.3 to Registrant’s second quarter Form 10-Q filed on August 9, 2007, and incorporated by reference herein. )

10.17
Change of Control Agreements between Heartland Financial USA, Inc. and Executive Officers dated September 7, 2007. (Filed as Exhibit 10.1 to Registrant’s Form 8-K filed on September 7, 2007, and incorporated by reference herein.)

10.18
Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors. (Filed as Exhibit 99.1 to the Registrant’s Form 8-K filed on December 5, 2007, and incorporated by reference herein.)

10.19
First Amendment and Waiver to Amended and Restated Credit Agreement among Heartland Financial USA, Inc. and The Northern Trust Company, Harris Trust and Savings Bank, Wells Fargo and U.S. Bank National Association, dated as of November 30, 2007.

11	Statement re Computation of Per Share Earnings

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.