Form 10-Q
period 2008-03-31
HEARTLAND FINANCIAL USA INC
filed 2008-05-12
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.
Large accelerated filer                                               Accelerated filer   ☒                                             Non-accelerated filer                                               Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).   Yes     No  ☒

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 8, 2008, the Registrant had outstanding 16,307,374 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$33,572	$46,468
Federal funds sold and other short-term investments	16,569	364
Cash and cash equivalents	50,141	46,832
Securities:
Trading, at fair value	1,786	1,888
Available for sale, at fair value (cost of $713,493 at March 31, 2008, and $672,499 at December 31, 2007)	727,239	682,383
Held to maturity, at cost (fair value of $5,567 at March 31, 2008, and $5,754 at December 31, 2007)	5,665	5,678
Loans held for sale	11,222	12,679
Gross loans and leases:
Held to maturity	2,271,663	2,280,167
Allowance for loan and lease losses	(33,695)	(32,993)
Loans and leases, net	2,237,968	2,247,174
Premises, furniture and equipment, net	119,542	120,285
Other real estate, net	2,714	2,195
Goodwill	40,207	40,207
Other intangible assets, net	8,416	8,369
Cash surrender value on life insurance	56,018	55,532
Other assets	39,562	40,904
TOTAL ASSETS	$3,300,480	$3,264,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$377,709	$381,499
Savings	863,067	855,036
Time	1,180,163	1,139,764
Total deposits	2,420,939	2,376,299
Short-term borrowings	226,106	354,146
Other borrowings	380,479	263,607
Accrued expenses and other liabilities	37,103	39,474
TOTAL LIABILITIES	3,064,627	3,033,526
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,611,671 shares at March 31, 2008, and December 31, 2007)	16,612	16,612
Capital surplus	37,480	37,269
Retained earnings	177,750	173,891
Accumulated other comprehensive income	9,763	6,506
Treasury stock at cost (299,287 shares at March 31, 2008, and 184,655 shares at December 31, 2007)	(5,752)	(3,678)
TOTAL STOCKHOLDERS’ EQUITY	235,853	230,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,300,480	$3,264,126

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
INTEREST INCOME:
Interest and fees on loans and leases	$42,899	$45,558
Interest on securities:
Taxable	6,615	5,297
Nontaxable	1,647	1,458
Interest on federal funds sold and other short-term investments	131	-
Interest on interest bearing deposits in other financial institutions	5	10
TOTAL INTEREST INCOME	51,297	52,323
INTEREST EXPENSE:
Interest on deposits	17,096	18,298
Interest on short-term borrowings	2,186	3,811
Interest on other borrowings	4,277	3,323
TOTAL INTEREST EXPENSE	23,559	25,432
NET INTEREST INCOME	27,738	26,891
Provision for loan and lease losses	1,761	1,926
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	25,977	24,965
NONINTEREST INCOME:
Service charges and fees, net	2,615	2,571
Loan servicing income	1,296	995
Trust fees	2,021	2,121
Brokerage and insurance commissions	892	493
Securities gains, net	362	125
Gain (loss) on trading account securities, net	(207)	41
Impairment loss on equity securities	(86)	-
Gains on sale of loans	504	591
Income on bank owned life insurance	463	300
Other noninterest income	614	374
TOTAL NONINTEREST INCOME	8,474	7,611
NONINTEREST EXPENSES:
Salaries and employee benefits	14,793	14,169
Occupancy	2,344	1,927
Furniture and equipment	1,768	1,676
Outside services	2,510	2,269
Advertising	795	769
Intangible assets amortization	236	219
Other noninterest expenses	3,318	3,367
TOTAL NONINTEREST EXPENSES	25,764	24,396
INCOME BEFORE INCOME TAXES	8,687	8,180
Income taxes	2,420	2,532
INCOME FROM CONTINUING OPERATIONS	6,267	5,648
Discontinued operations:
Income from discontinued operations before income taxes	-	191
Income taxes	-	68
INCOME FROM DISCONTINUED OPERATIONS	-	123
NET INCOME	$6,267	$5,771
EARNINGS PER COMMON SHARE – BASIC	$0.38	$0.35
EARNINGS PER COMMON SHARE – DILUTED	$0.38	$0.34
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC	$0.38	$0.34
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS– DILUTED	$0.38	$0.34
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2007	$16,572	$37,963	$154,308	$868	$-	$209,711
Net income			5,771			5,771
Unrealized gain on securities available for sale arising during the period				1,263		1,263
Reclassification adjustment for net security gains realized in net income				(125)		(125)
Unrealized gain on derivatives arising during the period				53		53
Income taxes				(451)		(451)
Comprehensive income						6,511
Cash dividends declared:
Common, $0.09 per share			(1,472)			(1,472)
Purchase of 176,251 shares of common stock					(4,959)	(4,959)
Issuance of 88,712 shares of common stock	40	(8)			1,386	1,418
Commitments to issue common stock		641				641
Balance at March 31, 2007	$16,612	$38,596	$158,607	$1,608	$(3,573)	$211,850

Balance at December 31, 2007	$16,612	$37,269	$173,891	$6,506	$(3,678)	$230,600
Cumulative effect from adoption of EITF 06-4			(791)			(791)
Balance at January 1, 2008	16,612	37,269	173,100	6,506	(3,678)	229,809
Net income			6,267			6,267
Unrealized gain on securities available for sale arising during the period				4,138		4,138
Reclassification adjustment for net security gains realized in net income				(276)		(276)
Unrealized gain on derivatives arising during the period				1,450		1,450
Income taxes				(2,055)		(2,055)
Comprehensive income						9,524
Cash dividends declared:
Common, $0.10 per share			(1,617)			(1,617)
Purchase of 129,069 shares of common stock					(2,412)	(2,412)
Issuance of 14,437 shares of common stock		(77)			338	261
Commitments to issue common stock		288				288
Balance at March 31, 2008	$16,612	$37,480	$177,750	$9,763	$(5,752)	$235,853

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,267	$5,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,352	2,122
Provision for loan and lease losses	1,761	1,926
Net amortization of premium on securities	(219)	16
Securities gains, net	(362)	(125)
Decrease in trading account securities	102	309
Loss on impairment of equity securities	86	-
Stock-based compensation	288	641
Loans originated for sale	(78,906)	(64,621)
Proceeds on sales of loans	80,867	72,949
Net gains on sales of loans	(504)	(591)
Decrease in accrued interest receivable	2,433	522
Decrease in accrued interest payable	(1,923)	(1,997)
Other, net	(4,820)	(11,155)
Net cash provided by operating activities – continuing operations	7,422	5,767
Net cash provided by operating activities – discontinued operations	-	7
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,422	5,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	23,288	255
Proceeds from the maturity of and principal paydowns on securities available for sale	29,734	52,963
Proceeds from the maturity of and principal paydowns on securities held to maturity	9	-
Purchase of securities available for sale	(93,517)	(21,892)
Purchase of securities held to maturity	-	(1,157)
Net decrease (increase) in loans and leases	7,579	(99,215)
Capital expenditures	(1,227)	(6,395)
Proceeds on sale of OREO and other repossessed assets	316	208
Net cash used by investing activities – continuing operations	(33,818)	(75,233)
Net cash provided by investing activities – discontinued operations	-	2,547
NET CASH USED BY INVESTING ACTIVITIES	(33,818)	(72,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	4,241	6,706
Net increase in time deposit accounts	40,399	62,176
Net (decrease) increase in short-term borrowings	(128,040)	30,459
Proceeds from other borrowings	124,258	690
Repayments of other borrowings	(7,386)	(14,409)
Purchase of treasury stock	(2,412)	(4,959)
Proceeds from issuance of common stock	254	995
Excess tax benefits on exercised stock options	8	422
Dividends paid	(1,617)	(1,472)
Net cash provided by financing activities – continuing operations	29,705	80,608
Net cash used by financing activities – discontinued operations	-	(607)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,705	80,001
Net increase in cash and cash equivalents	3,309	13,089
Cash and cash equivalents at beginning of year	46,832	49,143
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,141	$62,232
Supplemental disclosures:
Cash paid for income/franchise taxes	$1,210	$7,784
Cash paid for interest	$25,482	$27,429
Acquisition:
Net assets acquired	$-	$650
Cash paid for acquisition	$-	$(50)
Cash acquired	$-	$-
Net cash paid for acquisition	$-	$(50)
Common stock issued for acquisition	$-	$-

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2007, included in Heartland Financial USA, Inc.’s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2008, are not necessarily indicative of the results expected for the year ending December 31, 2008.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	March 31, 2008	March 31, 2007
Income from continuing operations	$6,267	$5,648
Income from discontinued operations	-	123
Net income	$6,267	$5,771
Weighted average common shares outstanding for basic earnings per share	16,378	16,543
Assumed incremental common shares issued upon exercise of stock options	88	218
Weighted average common shares for diluted earnings per share	16,466	16,761
Earnings per common share – basic	$0.38	$0.35
Earnings per common share – diluted	$0.38	$0.34
Earnings per common share from continuing operations – basic	$0.38	$0.34
Earnings per common share from continuing operations – diluted	$0.38	$0.34
Earnings per common share from discontinued operations – basic	$-	$0.01
Earnings per common share from discontinued operations – diluted	$-	$0.01

Stock-Based Compensation

Options are typically granted annually with an expiration date ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The 2008 standard stock option agreement provides that the options become fully exercisable and expire if not exercised within 6 months of the date of retirement at age 65 or later. Prior period stock option agreements included early retirement provisions at age 55 provided that the officer has provided 10 years of service to Heartland. A summary of the status of the stock options as of March 31, 2008 and 2007, and changes during the three months ended March 31, 2008 and 2007, follows:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	733,012	$18.61	815,300	$14.46
Granted	164,400	18.60	146,750	29.65
Exercised	(3,050)	11.72	(80,447)	9.93
Forfeited	(3,750)	24.99	(4,000)	22.78
Outstanding at March 31	890,612	$18.60	877,603	$17.38
Options exercisable at March 31	370,462	$13.04	411,978	$11.06
Weighted-average fair value of options granted during the three-month periods ended March 31	$4.81		$7.69

At March 31, 2008, the vested options totaled 370,462 shares with a weighted average exercise price of $13.04 per share and a weighted average remaining contractual life of 3.69 years. The intrinsic value for the vested options as of March 31, 2008, was $3.0 million. The intrinsic value for the total of all options exercised during the three months ended March 31, 2008, was $29 thousand, and the total fair value of shares vested during the three months ended March 31, 2008, was $288 thousand. At March 31, 2008, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 451,810.

The fair value of the 2008 stock options granted was estimated utilizing the Black Scholes valuation model. The fair value of a share of common stock on the grant date of the 2008 options was $18.60. The fair value of a share of common stock on the grant date of the 2007 options was $27.85. Significant assumptions include:

	2008	2007
Risk-free interest rate	3.10%	4.74%
Expected option life	6.4 years	6.2 years
Expected volatility	26.96%	24.20%
Expected dividends	1.99%	1.25%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the three months ended March 31, 2008, was $36 thousand, with a related tax benefit of $8 thousand. Cash received from options exercised for the three months ended March 31, 2007, was $795 thousand, with a related tax benefit of $422 thousand.

Total compensation costs recorded were $288 thousand and $641 thousand for the three months ended March 31, 2008 and 2007, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of March 31, 2008, there was $3.4 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2012.

Fair Value Measurements

On January 1, 2008, Heartland adopted Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under FAS 157, Heartland bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is Heartland’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FAS 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data, and therefore, are based primarily upon estimates, are often calculated based upon current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Additional information regarding disclosures of fair value is presented in note 5.

Heartland will apply the fair value measurement and disclosure provisions of FAS 157 effective January 1, 2009, to nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. Heartland measures the fair value of the following on a nonrecurring basis: (1) long-lived assets, (2) foreclosed assets, (3) goodwill and other intangibles and (4) indefinite lived assets.

Effect of New Financial Accounting Standards

In September 2006, the Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee and requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Heartland adopted EITF 06-4 on January 1, 2008. The adoption of EITF 06-4 resulted in a $791 thousand adjustment to Heartland’s equity on January 1, 2008.

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

The SEC released Staff Accounting Bulletin No. 109 (“SAB No. 109”) in November 2007. SAB No. 109 provides guidance on written loan commitments that are accounted for at fair value through earnings. SAB No. 109 supersedes SAB No. 105 which provided guidance on derivative loan commitments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109, consistent with the guidance in SFAS No. 156 and SFAS No. 159, requires that expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 is effective for fiscal quarters beginning after December 15, 2007. Heartland adopted SAB No. 109 on January 1, 2008, and the adoption of this issue did not have a material impact on its consolidated financial statements.

The SEC released SAB No. 110 in December 2007. SAB No. 110 provides guidance on the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS No. 123R. SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Adoption of SAB No. 110 did not have a material impact on Heartland’s consolidated financial statements.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2008, and December 31, 2007, are presented in the table below, in thousands:

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,757	$6,462	$9,757	$6,252
Mortgage servicing rights	6,908	2,713	6,505	2,592
Customer relationship intangible	1,177	251	1,177	226
Total	$17,842	$9,426	$17,439	$9,070
Unamortized intangible assets		$8,416		$8,369

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2008. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at March 31, 2008, or December 31, 2007. The fair value of Heartland’s mortgage servicing rights was estimated at $6.5 million and $6.4 million at March 31, 2008, and December 31, 2007, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ending December 31, 2008	$635	$1,570	$77	$2,282

Year ending December 31,
2009	748	750	102	1,600
2010	465	625	101	1,191
2011	450	500	99	1,049
2012	422	375	55	852
2013	405	250	45	700
Thereafter	170	125	447	742

NOTE 3: SHORT-TERM BORROWINGS

On April 28, 2008, Heartland’s credit agreement was renewed with two of the four unaffiliated banks. The amount Heartland may borrow at any one time under this unsecured revolving credit line was reduced from $60.0 million to $40.0 million.

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matures on April 4, 2009.  Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of March 31, 2008, and December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $1.1 million and $391 thousand, respectively.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of March 31, 2008, and December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $1.1 million and $387 thousand, respectively.

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

To reduce the potentially negative impact an upward movement in interest rates would have on its net interest income, Heartland entered into the following four cap transactions. For accounting purposes, these four cap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, above the cap strike rate associated with the interest payments made on $65.0 million of Heartland’s subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance will remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments will exist through the maturity date of the caps.

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap has an effective date of February 1, 2007, and a maturity date of January 7, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest deferral feature that is mirrored in the cap transaction. As of March 31, 2008, the fair market value of this cap transaction was recorded as an asset of $1 thousand. As of December 31, 2007, this cap transaction had no fair market value.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of March 17, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2008, the fair market value of this cap transaction was recorded as an asset of $14 thousand. As of December 31, 2007, this cap transaction had no fair market value.

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2008, the fair market value of this cap transaction was recorded as an asset of $142 thousand.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2008, the fair market value of this cap transaction was recorded as an asset of $30 thousand.

For both the collar and cap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in the fair value were included in the assessment of hedge effectiveness. No ineffectiveness was recognized for the cash flow hedge transactions for the three months ended March 31, 2008.

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on the collar transaction of $212 thousand and a reclassification of unrealized losses out of other comprehensive income to earnings of $14 thousand.

For the three months ended March 31, 2008, the change in net unrealized gains of $1.5 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $541 thousand.  For the three months ended March 31, 2007, the change in net unrealized gains of $53 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $20 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the three months ended March 31, 2008, the change in net unrealized losses on cash flow hedges reflects a reclassification of $6 thousand of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $24 thousand will be reclassified from accumulated other comprehensive income to interest income.

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

NOTE 5: FAIR VALUE

Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a non-recurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under FAS 157, assets and liabilities are grouped at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments in active markets.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, or similar instruments in markets that are not active, and model-based valuation techniques for all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets recorded at fair value and for estimation of fair value for financial instruments not recorded at fair value.

Assets

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. Level 3 securities consist primarily of auction rate securities. Heartland has utilized auction rate securities in previous periods as a higher-yielding alternative investment for fed funds. Heartland purchased $10.7 million of auction rate securities in February of 2008. This portfolio consists of securities issued by various state governmental entities and includes securities backed by student loans that are guaranteed under the Federal Family Education Loan Program. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 28 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then present holders of the instruments continue to hold them and the instrument carries an interest rate based upon certain predefined formulas. In February 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market causing the traditional auction process to fail. As a result, Heartland will not be able to access these funds until such time as an auction of these investments is successful, a buyer is found outside of the auction process and/or the securities are redeemed by the issuer. Due to the illiquidity in the market for auction rate securities, Heartland has classified these investments as Level 3 for purposes of reporting under FAS 157. Subsequent to March 31, 2008, $1.0 million of the $10.7 million was redeemed at par value. All of the other related auction rate securities have paid interest as defined by the predetermined formula. Heartland anticipates that these investments will be redeemed at par value prior to year-end 2008. The remaining $200 thousand of securities classified as Level 3 is related to an investment in a partnership.

Trading Assets

Trading assets are recorded at fair value and consist of securities held for trading purposes. The valuation method for trading securities is the same as the methodology used for securities classified as available for sale.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, Heartland classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

Loans Held to Maturity

Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Under Heartland’s credit policies, all nonaccrual loans are defined as impaired loans. Once a loan is identified as individually impaired, management measures impairment in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At March 31, 2008, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Heartland records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Heartland records the impaired loan as nonrecurring Level 3.

Derivative Financial Instruments

Currently, Heartland uses interest rate caps, floors and collars to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of FAS No. 157, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type, note rate, prepayment trends and external market factors. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. As such, Heartland classifies mortgage servicing rights subjected to nonrecurring fair value adjustments as Level 2.

The table below presents, in thousands, Heartland’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value Mar. 31, 2008	Level 1	Level 2	Level 3

Trading securities	$1,786	$1,786	$-	$-
Available-for-sale securities	727,239	229,378	486,961	10,900
Derivative assets	2,254	-	2,254	-
Total assets at fair value	$731,279	$231,164	$489,215	$10,900

The changes in Level 3 assets measured at fair value on a recurring basis are summarized in the following table, in thousands:

Fair Value
Balance at January 1, 2008	$200
Purchases	10,700
Balance at March 31, 2008	$10,900

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis, in thousands:

	Carrying Value at March 31, 2008				Quarter Ended March 31, 2008
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$3,704	$-	$-	$3,704	$651

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

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of Heartland’s 2007 Form 10-K filed with the Securities and Exchange Commission on March 17, 2008. In addition to the risk factors described in that section, there are other factors that may impact any public company, including Heartland, which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Net income was $6.3 million, or $0.38 per diluted share, for the quarter ended March 31, 2008, compared to $5.8 million, or $0.34 per diluted share, earned during the first quarter of 2007, an increase of $496 thousand or 9%.  Return on average equity was 10.72% and return on average assets was 0.77% for the first quarter of 2008, compared to 11.18% and 0.76%, respectively, for the same quarter in 2007.

Income from continuing operations was $6.3 million, or $0.38 per diluted share, during the first quarter of 2008 compared to $5.6 million, or $0.34 per diluted share, during the first quarter of 2007. The sale of Rocky Mountain Bank’s branch banking office in Broadus, Montana, was completed on June 22, 2007. Included in the sale were $20.9 million of loans and $30.2 million of deposits. The results of operations of the branch are reflected on the income statement as discontinued operations for the prior periods reported.

Heartland was able to navigate through some very challenging economic times with solid earnings performance during the first quarter of 2008. Net income, earnings per share and assets were all up over the same quarter one year ago and net interest margin was maintained at the same level as the second half of 2007.  However, the first quarter of 2008 included an increase in the level of nonperforming loans.

Net interest margin, expressed as a percentage of average earning assets, was 3.88% during the first quarter of 2008 compared to 4.04% for the first quarter of 2007.  Affecting the net interest margin throughout the second half of 2007 and first three months of 2008 was the impact of foregone interest on Heartland’s nonperforming loans, which had balances of $39.1 million at March 31, 2008, compared to $31.8 million at year-end 2007. Additionally, early in the third quarter of 2007, a $20.5 million investment was made in bank owned life insurance upon which interest expense associated with the funding of this investment is reflected in net interest margin while the corresponding earnings on this investment is recorded as noninterest income. During the first quarter of 2008, net interest income on a tax-equivalent basis increased $861 thousand or 3% compared to the same quarter in 2007, due primarily to growth in earning assets. Average earning assets increased $184.1 million or 7% during the comparable quarterly periods.

Noninterest income increased by $863 thousand or 11% during the first quarter of 2008 compared to the same quarter in 2007. The categories experiencing the largest increases for the comparative quarters were loan servicing income, brokerage and insurance commissions and other noninterest income. The initial public offering of Visa Inc. completed on March 18, 2008, provided Heartland with a $246 thousand pre-tax gain, which was recorded as other noninterest income during the first quarter of 2008. Recorded in other noninterest income during the first quarter of 2007 was a $250 thousand settlement of a dispute with two former employees at one of our bank subsidiaries.

For the first quarter of 2008, noninterest expense increased $1.4 million or 6% from the same period in 2007. The largest component of noninterest expense, salaries and employee benefits, increased $624 thousand or 4% during the first quarter of 2008 compared to the first quarter of 2007, primarily due to the expansion of Summit Bank & Trust, the formation of Minnesota Bank & Trust and additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries. Total full-time equivalent employees increased to 995 at March 31, 2008, from 982 at March 31, 2007. The other noninterest expense categories to experience significant increases during the quarters under comparison were occupancy expenses and outside services.

At March 31, 2008, total assets had increased $36.4 million or 4% annualized since year-end 2007. Total loans and leases experienced a decrease of $8.5 million or 1% annualized since year-end 2007. Aside from the payoff of one commercial real estate loan totaling $24.3 million, growth in loans and leases totaled $15.8 million or 3% annualized since year-end 2007. A majority of this increase was in agricultural and agricultural real estate loans, nearly all which occurred at Dubuque Bank and Trust Company. In order to provide the investing community with a perspective on how the growth in both loans and deposits during the first three months of the year equates to performance on an annualized basis, the growth rates on these two categories have been reflected as an annualized percentage throughout this report. These annualized numbers were calculated by multiplying the growth percentage for the first three months of the year by 4.

At March 31, 2008, total deposits had grown by $44.6 million or 8% annualized since year-end 2007. Growth in deposits was weighted more heavily in Heartland’s Western markets. Demand deposits experienced a decline, in large part, due to normal seasonal fluctuations that many banks experience during the first quarter of the year.
Savings deposit balances and time deposits, exclusive of brokered deposits, experienced increases of 4% and 7% annualized, respectively, since year-end 2007. At March 31, 2008, brokered time deposits totaled 4% of total deposits compared to 3% of total deposits at year-end 2007.

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan by loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks’ boards of directors. Specific factors considered by management in establishing the allowance included the following:

*	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

*	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

*	Heartland has experienced an increase in net charge-offs and nonperforming loans during the most recent quarters.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2008. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.88% during the first quarter of 2008 compared to 4.04% for the first quarter of 2007 and 3.87% for the fourth quarter of 2007. Contributing to the decline in net interest margin during the first quarter of 2008, compared to the first quarter of 2007, was a shift in Heartland’s asset mix as a larger percentage of earning assets was held in fed funds sold or investments. Also affecting the net interest margin throughout the second half of 2007 and first three months of 2008 was the impact of foregone interest on Heartland’s nonperforming loans, which had balances of $39.1 million at March 31, 2008, compared to $31.8 million at year-end 2007 and $9.9 million at March 31, 2007. Additionally, early in the third quarter of 2007, a $20.5 million investment was made in bank owned life insurance upon which interest expense associated with the funding of this investment is reflected in net interest margin while the corresponding earnings on this investment is recorded as noninterest income.

Net interest income on a tax-equivalent basis totaled $28.7 million during the first quarter of 2008, an increase of $861 thousand or 3% from the $27.8 million recorded during the first quarter of 2007. Contributing to this increase was the $184.1 million or 7% growth in average earning assets during the comparable quarterly periods. Average earning assets totaled $2.97 billion during the first quarter of 2008 compared to $2.79 billion during the first quarter of 2007.

On a tax-equivalent basis, interest income in the first quarter of 2008 totaled $52.2 million compared to $53.2 million in the first quarter of 2007, a decrease of $1.0 million or 2%. Nearly half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. The national prime interest rate was 8.25% for the first three months of 2007. During the first three months of 2008, the national prime interest rate decreased from 7.25% on January 1, 2008, to 5.25% at March 31, 2008.

Interest expense for the first quarter of 2008 was $23.5 million compared to $25.4 million in the first quarter of 2007, a decrease of $1.9 million or 7%. Interest rates paid on Heartland’s short-term and other borrowings were lower during the first quarter of 2008 compared to the first quarter of 2007. Approximately 77% of Heartland’s certificate of deposit accounts will mature within the next twelve months at a weighted average rate of 4.30%.

Heartland manages its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. During the remainder of 2008, Heartland will continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland’s net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet will be delayed if interest rates on deposits rise as a result of a highly competitive environment instead of a reaction to the changes in the prime rate or targeted fed funds rate. Eventually, in a rapidly rising interest rate environment, funding costs should stabilize while asset yields continue to improve. Alternatively, Heartland’s net interest income would likely decline in a falling rate environment. Management continues to support a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Item three of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations.

In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income on the loan portfolio, Heartland has certain derivative transactions currently open: a five-year collar transaction on a notional $50.0 million entered into in September 2005 and a three-year collar transaction on a notional $50.0 million entered into in April 2006. Additionally, in August 2006, Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement in the amount of $50.0 million initially had a variable interest rate that reset quarterly to the 3-month LIBOR rate plus 29.375 basis points. Within this contract was an interest floor option that resulted when the 3-month LIBOR rate fell to 4.40% or lower. If that situation occurred, the rate paid would have been decreased by two times the difference between the 3-month LIBOR rate and 4.40%. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was nearly equivalent to the interest rate being paid on the repurchase agreement contract. As the general level of interest rates declined during 2007, this transaction was restructured to reduce the risk of rising rates in the future. The unrealized gains were utilized to reduce the maximum rate to 3.06% until August 28, 2009, when it is callable. If not called, the funding will remain in place until November 28, 2010. Within this contract is an interest cap option that will reduce the interest rate being paid as the 3-month LIBOR rate exceeds 5.15%.

On February 1, 2007, Heartland entered into two interest rate cap transactions on a total notional amount of $45.0 million to reduce the potentially negative impact an upward rate environment would have on net interest income. These two-year contracts were acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.50% and were designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with two of its trust preferred capital securities. On January 15, 2008, Heartland entered into another interest rate cap transaction on a notional amount of $20.0 million to further reduce the potentially negative impact an upward rate environment would have on net interest income. This fifty-five month contract was acquired with the counterparty as the payer on 3-month LIBOR at a cap strike cap rate of 5.12% and was designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with another of its trust preferred capital securities. Additionally, on March 28, 2008, Heartland entered into a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to extend the maturity date on a portion of the February 2007 transactions. This cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. Note 4 to the consolidated financial statements contains additional information about Heartland’s derivative transactions.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended March 31, 2008 and 2007 (Dollars in thousands)
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$556,859	$6,615	4.78%	$474,390	$5,297	4.53%
Nontaxable[1]	145,942	2,421	6.67	131,068	2,215	6.85
Total securities	702,801	9,036	5.17	605,458	7,512	5.03
Interest bearing deposits	432	5	4.66	481	10	8.43
Federal funds sold	19,006	131	2.77	-	-	-
Loans and leases:
Commercial and commercial real estate[1]	1,623,511	28,597	7.08	1,543,366	30,566	8.03
Residential mortgage	224,902	3,701	6.62	242,946	4,122	6.88
Agricultural and agricultural real estate[1]	228,964	4,324	7.60	221,634	4,430	8.11
Consumer	198,469	4,931	9.99	193,179	4,985	10.47
Direct financing leases, net	8,788	133	6.09	13,727	200	5.91
Fees on loans	-	1,382	-	-	1,427	-
Less: allowance for loan and lease losses	(32,658)	-	-	(30,704)	-	-
Net loans and leases	2,251,976	43,068	7.69	2,184,148	45,730	8.49
Total earning assets	2,974,215	$52,240	7.06%	2,790,087	$53,252	7.74%
NONEARNING ASSETS	295,319			283,250
TOTAL ASSETS	$3,269,534			$3,073,337
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$827,988	$4,035	1.96%	$803,973	$5,433	2.74%
Time, $100,000 and over	308,760	3,547	4.62	251,360	2,990	4.82
Other time deposits	845,308	9,514	4.53	868,229	9,875	4.61
Short-term borrowings	301,616	2,186	2.91	314,026	3,811	4.92
Other borrowings	354,290	4,277	4.86	220,209	3,323	6.12
Total interest bearing liabilities	2,637,962	23,559	3.59%	2,457,797	25,432	4.20%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	356,578			347,116
Accrued interest and other liabilities	39,850			59,086
Total noninterest bearing liabilities	396,428			406,202
STOCKHOLDERS’ EQUITY	235,144			209,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,269,534			$3,073,337
Net interest income[1]		$28,681			$27,820
Net interest spread[1]			3.47%			3.54%
Net interest income to total earning assets[1]			3.88%			4.04%
Interest bearing liabilities to earning assets	88.69%			88.09%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. During the first quarter of 2008, the provision for loan losses was $1.8 million, a decrease of $165 thousand or 9% over the same period in 2007. This decrease was due, in part, to a reduction in loan balances. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions would become unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

NONINTEREST INCOME
(Dollars in thousands)
	Three Months Ended
	March 31, 2008	March 31, 2007	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$2,615	$2,571	$44	2%
Loan servicing income	1,296	995	301	30
Trust fees	2,021	2,121	(100)	(5)
Brokerage and insurance commissions	892	493	399	81
Securities gains, net	362	125	237	190
Gain (loss) on trading account securities, net	(207)	41	(248)	(605)
Impairment loss on equity securities	(86)	-	(86)	(100)
Gains on sale of loans	504	591	(87)	(15)
Income on bank owned life insurance	463	300	163	54
Other noninterest income	614	374	240	64
TOTAL NONINTEREST INCOME	$8,474	$7,611	$863	11%

Noninterest income increased by $863 thousand or 11% during the first quarter of 2008 compared to the same quarter in 2007. The categories experiencing the largest increases were loan servicing income, brokerage and insurance commissions and other noninterest income.

Loan servicing income increased $301 thousand or 30% due, in part, to an increase in residential real estate loans that Heartland services, which was $658.1 million at March 31, 2008, compared to $604.3 million at March 31, 2007.

Brokerage and insurance commissions increased $399 thousand or 81% for the quarters under comparison, primarily as a result of the March 2007 acquisition of brokerage personnel and a book of business by Summit Bank & Trust and the receipt by Dubuque Bank and Trust Company’s insurance agency of its annual insurance contingency that exceeded the prior year’s payment.

Other noninterest income increased $240 thousand or 64% during the first quarter of 2008 compared to the first quarter of 2007. The initial public offering of Visa Inc., completed on March 18, 2008, provided Heartland with a $246 thousand pre-tax gain, which was recorded as other noninterest income during the first quarter of 2008. This gain was attributable to restricted shares of Visa, Inc. held by Dubuque Bank and Trust Company and Galena State Bank & Trust Co. that were redeemed in connection with the initial public offering. Also included in other noninterest income during the first quarter of 2008 was a $198 thousand mark to market gain on one of Heartland’s outstanding derivative transactions. For more information regarding Heartland’s derivative transactions see Note 4 to Heartland’s consolidated financial statements. Recorded in other noninterest income during the first quarter of 2007 was a $250 thousand settlement of a dispute with two former employees at one of our bank subsidiaries.

NONINTEREST EXPENSES
(Dollars in thousands)
	Three Months Ended
	March 31, 2008	March 31, 2007	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$14,793	$14,169	$624	4%
Occupancy	2,344	1,927	417	22
Furniture and equipment	1,768	1,676	92	5
Outside services	2,510	2,269	241	11
Advertising	795	769	26	3
Intangible assets amortization	236	219	17	8
Other noninterest expenses	3,318	3,367	(49)	(1)
TOTAL NONINTEREST EXPENSES	$25,764	$24,396	$1,368	6%

For the first quarter of 2008, noninterest expense increased $1.4 million or 6% from the same period in 2007. The noninterest expense categories experiencing the largest increases were salaries and employee benefits, occupancy and outside services.

The largest component of noninterest expense, salaries and employee benefits, increased $624 thousand or 4% during the first quarter of 2008 compared to the first quarter of 2007, primarily due to the expansion of Summit Bank & Trust, the formation of Minnesota Bank & Trust and additional staffing at Heartland’s operations center to provide support services to the growing number of bank subsidiaries. Total full-time equivalent employees increased to 995 at March 31, 2008, from 982 at March 31, 2007.

Occupancy expenses increased $417 thousand or 22% for the first quarter of 2008 compared to the same quarter in 2007, primarily as a result of branch expansions completed throughout 2007. In addition to the opening of Minnesota Bank & Trust, Heartland’s plan for expansion during 2008 will be at a slower pace, with the addition of only two or three new locations. Even though expansion efforts adversely affect short-term profitability, management feels these investments offer great potential for Heartland’s future profitability. Of Heartland’s 60 banking offices, fifteen offices, or 25%, have been open less than three years. Of these, six have been open for two-to-three years, an additional three have been open for one-to-two years and six more have been open for one year or less. Management believes that it generally takes approximately three years for new branch offices to become profitable.

The other noninterest expense category to experience a significant increase during the quarters under comparison was outside services, which increased $241 thousand or 11%. Nearly all this increase was attributable to additional FDIC assessments as a majority of the FDIC credits at Heartland’s bank subsidiaries were utilized during 2007.

The first quarter of 2007 other noninterest expenses included $202 thousand of remaining unamortized issuance costs expensed due to the redemption of $8.0 million of floating rate trust preferred securities. Exclusive of this nonrecurring item, other noninterest expenses increased $153 thousand or 5% during the first three months of 2008 compared to the same period in 2007, primarily as a result of the expansion efforts. The following types of expenses are classified in the other noninterest expenses category: supplies, telephone, software maintenance, software amortization, seminars and other staff expense.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 27.86% for the first quarter of 2008 compared to 30.95% for the first quarter of 2007. The decrease in Heartland’s effective tax rate during the first quarter of 2008 resulted primarily from $170 thousand in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s ownership interest in a limited liability company that owns a certified historic structure and also from $163 thousand of additional non-taxable income associated with the increase in the cash surrender value on life insurance policies. Heartland’s effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 20.17% during the first quarter of 2008 compared to 21.09% during the same quarter of 2007. The tax-equivalent adjustment for this tax-exempt interest income was $943 thousand during the first quarter of 2008 compared to $929 thousand during the same quarter in 2007.

FINANCIAL CONDITION

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.27 billion at March 31, 2008, compared to $2.28 billion at year-end 2007, a decrease of $8.5 million or 1% annualized. Aside from the payoff of one commercial real estate loan totaling $24.3 million, growth in loans totaled $15.8 million or 3% annualized since year-end 2007. A majority of this increase was in agricultural and agricultural real estate loans. The Heartland subsidiary banks have seen loan demand slow and have been focusing much more attention on nonperforming loans. Considering the opening of Minnesota Bank & Trust and the ramp up of Summit Bank & Trust, Heartland’s business bankers are forecasting loan growth to be near $100 million for the year 2008.

The agricultural and agricultural real estate loan category, which totaled $238.2 million at March 31, 2008, an increase of $12.5 million or 22% annualized since year-end 2007, was the major contributor to the loan growth experienced during the first three months of 2008. Nearly all this growth occurred at Dubuque Bank and Trust Company.

The table below presents the composition of the loan portfolio as of March 31, 2008, and December 31, 2007.

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,616,190	71.03%	$1,632,597	71.48%
Residential mortgage	210,147	9.24	217,044	9.50
Agricultural and agricultural real estate	238,178	10.47	225,663	9.88
Consumer	202,348	8.89	199,518	8.74
Lease financing, net	8,386	0.37	9,158	0.40
Gross loans and leases	2,275,249	100.00%	2,283,980	100.00%
Unearned discount	(2,137)		(2,107)
Deferred loan fees	(1,449)		(1,706)
Total loans and leases	2,271,663		2,280,167
Allowance for loan and lease losses	(33,695)		(32,993)
Loans and leases, net	$2,237,968		$2,247,174

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

The allowance for loan and lease losses at March 31, 2008, was 1.48% of loans and 86% of nonperforming loans, compared to 1.45% of loans and 104% of nonperforming loans at December 31, 2007. Additions to the allowance for loan and lease losses were primarily driven by the continued softening of the economy and reduced real estate values, particularly in the Phoenix market. Nonperforming loans were $39.1 million or 1.72% of total loans and leases at March 31, 2008, compared to $31.8 million or 1.40% of total loans and leases at December 31, 2007. The majority of the $7.3 million increase in nonperforming loans from December 31, 2007, resulted from one large credit originated by Arizona Bank & Trust. Slightly over 61%, or $23.7 million, of Heartland’s nonperforming loans are to 6 borrowers, with $8.9 million originated by Wisconsin Community Bank and $13.4 million originated by Arizona Bank & Trust. Management monitors the loan portfolio of each bank subsidiary and, at this point, does not believe that the increase in nonperforming loans is any indication of a systemic problem but is more likely a result of the continuing shift in the economy in some of Heartland’s markets.

Net charge-offs during the first quarter of 2008 were $1.1 million compared to $362 thousand during the first quarter of 2007. Citizens Finance Co., Heartland’s finance subsidiary, recorded net charge-offs of $349 thousand during the first three months of 2008 compared to $125 thousand during the first three months of 2007. Although Heartland may periodically experience a charge-off of more significance on an individual credit, management feels the credit culture at Heartland and its subsidiary banks remains solid.

With all of the recent attention given to subprime lending, Heartland believes it is important to note that its bank subsidiaries have not been active in the origination of subprime loans. Consistent with Heartland’s community banking model, which includes meeting the legitimate credit needs within the communities served, the bank subsidiaries may make loans to borrowers possessing subprime characteristics if there are mitigating factors present that reduce the potential default risk of the loan. Loans past due more than thirty days in Heartland’s residential real estate loan portfolio, including serviced loans, were 1.05% of the total loan balances at March 31, 2008, and loans in foreclosure on residential real estate loans, including those sold and serviced, totaled 22 at March 31, 2008.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$32,993	$29,981
Provision for loan and lease losses from continuing operations	1,761	1,926
Recoveries on loans and leases previously charged off	256	364
Loans and leases charged off	(1,315)	(726)
Balance at end of period	$33,695	$31,545
Net charge offs to average loans and leases	0.05%	0.02%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of March 31,		As of December 31,
	2008	2007	2007	2006
Nonaccrual loans and leases	$38,748	$9,436	$30,694	$8,104
Loan and leases contractually past due 90 days or more	378	494	1,134	315
Total nonperforming loans and leases	39,126	9,930	31,828	8,419
Other real estate	2,714	1,689	2,195	1,575
Other repossessed assets, net	494	359	438	349
Total nonperforming assets	$42,334	$11,978	$34,461	$10,343
Nonperforming loans and leases to total loans and leases	1.72%	0.45%	1.40%	0.39%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 22% of total assets at March 31, 2008, and 21% at December 31, 2007. Total available for sale securities as of March 31, 2008, were $727.2 million, an increase of $44.9 million or 7% from December 31, 2007.

The composition of the securities portfolio was shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities during the first quarter of 2008 as the spread on mortgage-backed securities had widened in comparison to government agency securities. The percentage of U.S. government corporations and agencies securities was 37% at year-end 2007 compared to 31% at March 31, 2008. The table below presents the composition of the securities portfolio by major category as of March 31, 2008, and December 31, 2007. All of Heartland’s U.S. government corporations and agencies securities and more than 90% of its mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$229,378	31.22%	$255,257	37.00%
Mortgage-backed securities	302,957	41.24	244,934	35.50
Obligation of states and political subdivisions	158,684	21.60	147,398	21.36
Other securities	43,671	5.94	42,360	6.14
Total securities	$734,690	100.00%	$689,949	100.00%

Periodically, Heartland has utilized auction rate securities as a higher-yielding alternative investment for fed funds. Included in obligations of states and political subdivisions were $10.7 million of auction rate securities at March 31, 2008. At year-end 2007, Heartland’s securities portfolio held no auction rate securities. For a further description of these securities refer to Note 5 to Heartland’s consolidated financial statements.

DEPOSITS AND BORROWED FUNDS

Total deposits grew to $2.42 billion at March 31, 2008, an increase of $44.6 million or 8% annualized since year-end 2007. Growth in deposits was weighted more heavily in Heartland’s Western markets. Demand deposits experienced a decrease of $3.8 million or 4% annualized since year-end 2007. Savings deposit balances experienced an increase of $8.0 million or 4% annualized since year-end 2007 and time deposits, exclusive of brokered deposits, experienced an increase of $19.9 million or 7% annualized since year-end 2007. At March 31, 2008, brokered time deposits totaled $89.4 million or 4% of total deposits compared to $69.0 million or 3% of total deposits at year-end 2007.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At of March 31, 2008, the amount of short-term borrowings was $226.1 million compared to $354.1 million at year-end 2007, a decrease of $128.0 million or 36%. Management elected to utilize some additional long-term FHLB borrowings in the first quarter of 2008 as the interest rates on these borrowings were at lower levels than other funding alternatives, particularly brokered deposits.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $182.4 million at March 31, 2008, compared to $237.9 million at year-end 2007.

Also included in short-term borrowings is the revolving credit line Heartland has with third-party banks. At March 31, 2008, this unsecured revolving credit line allowed Heartland to borrow up to $60.0 million at any one time. A total of $30.0 million was outstanding on this credit line at March 31, 2008, compared to $15.0 million at December 31, 2007. Upon renewal of this credit line on April 28, 2008, two of the four unaffiliated banks agreed to continue providing the credit line and, as a result, the amount available was reduced to $40.0 million.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. At of March 31, 2008, the amount of other borrowings was $380.5 million, an increase of $116.9 million or 44% since year-end 2007. Other borrowings include structured wholesale repurchase agreements which totaled $75.0 million at March 31, 2008, and $50.0 million at year-end 2007. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland’s trust preferred offerings outstanding as of March 31, 2008, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/08	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
20,000	10/10/03	8.25%	8.25%	10/10/2033	10/10/2008
25,000	03/17/04	2.75% over Libor	5.55%	03/17/2034	03/17/2009
20,000	01/31/06	1.33% over Libor	5.59%	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	09/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	4.56%	09/01/2037	09/01/2012
$110,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the bank subsidiaries, except for Heartland’s most recent de novo banks, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle or San Francisco, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at March 31, 2008, totaled $185.5 million, an increase of $91.8 million or 98% from the December 31, 2007, FHLB borrowings of $93.5 million. Included in the FHLB borrowings at March 31, 2008, and December 31, 2007, was $2.0 million classified as short-term borrowings on Heartland’s consolidated balance sheet. Total FHLB borrowings at March 31, 2008, had an average rate of 3.71% and an average maturity of 4.00 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2008, and December 31, 2007, commitments to extend credit aggregated $604.6 million and $588.7 million, and standby letters of credit aggregated $34.1 million and $36.0 million, respectively.

Contractual obligations and other commitments were presented in Heartland’s 2007 Annual Report on Form 10-K. There have been no material changes in Heartland’s contractual obligations and other commitments since that report was filed.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$256,605	9.92%	$253,675	9.74%
Tier 1 capital minimum requirement	103,444	4.00%	104,191	4.00%
Excess	$153,161	5.92%	$149,484	5.74%
Total capital	$327,031	12.65%	$325,016	12.48%
Total capital minimum requirement	206,888	8.00%	208,382	8.00%
Excess	$120,143	4.65%	$116,634	4.48%
Total risk-adjusted assets	$2,586,099		$2,604,771
Leverage Capital Ratios[2]
Tier 1 capital	$256,605	7.96%	$253,675	8.01%
Tier 1 capital minimum requirement[3]	128,987	4.00%	126,644	4.00%
Excess	$127,618	3.96%	$127,031	4.01%
Average adjusted assets (less goodwill and other intangible assets)	$3,224,686		$3,166,102

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Minnesota Bank & Trust, Heartland’s tenth de novo, began operations on April 15, 2008, in Edina, Minnesota, located in the Minneapolis, Minnesota metropolitan area. The capital structure of this new bank is very similar to that used when Heartland formed its more recent de novo banks in the West. Heartland’s initial investment was $12.8 million, or 80%, of the $16.0 million initial capital. At March 31, 2008, all of Heartland’s investment, along with all of the subscribing minority shareholders, had been deposited into an escrow account. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors five years from the date of opening.

Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado collar community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through March 31, 2008, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition, Heartland’s ownership percentage had increased to 90%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors five years from the date of opening, which will be in August of 2008. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through March 31, 2008, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

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

Investing activities from continuing operations used cash of $33.8 million during the first three months of 2008 compared to $75.2 million during the first three months of 2007. The proceeds from securities sales, paydowns and maturities was $53.0 million during the first three months of 2008 compared to $53.2 million during the first three months of 2007. Purchases of securities used cash of $93.5 million during the first three months of 2008 while $23.0 million was used for securities purchases during the first three months of 2007. A larger portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth during the first three months of 2007. Net loans and leases experienced a decrease of $7.6 million during the first three months of 2008 compared to an increase of $99.2 million during the first three months of 2008.

Financing activities from continuing operations provided cash of $29.8 million during the first three months of 2008 compared to $80.6 million during the first three months of 2007. During the first three months of 2008, there was a net increase in deposit accounts of $44.6 million compared to $68.9 million during 2007. Activity in short-term borrowings used cash of $128.0 million during the first three months of 2008 compared to providing of cash of $30.5 million during the first three months of 2007. Cash proceeds from other borrowings were $124.3 million during the first three months of 2008 compared to $690 thousand during the first three months of 2007. Repayment of other borrowings used cash of $7.4 million during the first three months of 2008 compared to $14.4 million during the first three months of 2007.

Total cash provided by operating activities from continuing operations was $7.4 million during the first three months of 2008 compared to $5.8 million during the first three months of 2007. Cash used for the payment of income taxes was $1.2 million during the first three months of 2008 compared to $7.8 million during the first three months of 2007. The larger payment in 2007 resulted from the sale of ULTEA during the fourth quarter of 2006.

The totals previously discussed did not include the cash flows related to the discontinued operations at the Broadus branch. Net cash provided from investing activities of discontinued operations of the Broadus branch was $2.5 million during the first three months of 2007. Financing activities from the discontinued operations of the Broadus branch used cash of $607 thousand during the first three months of 2007. Relative to operating activities, cash provided from the discontinued operations of the Broadus branch was $7 thousand during the first three months of 2007.

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

At March 31, 2008, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $60.0 million, of which $30.0 million had been borrowed. Upon renewal on April 28, 2008, the total maximum borrowing capacity was $40.0 million. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At March 31, 2008, Heartland was in compliance with the covenants contained in the credit agreement.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the banks and, on a consolidated basis, by the Heartland board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of Heartland’s and each of its bank subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although management has entered into derivative financial instruments to mitigate the exposure Heartland’s net interest margin has in a downward rate environment, it does not believe that Heartland’s primary market risk exposures and how those exposures have been managed to-date in 2008 changed significantly when compared to 2007.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at March 31, 2008 and 2007, provided the following results:

	2008		2007
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 200 Basis Points	$104,734	(1.74)%	$101,324	(3.20)%
Base	$106,589		$104,671
Up 200 Basis Points	$105,483	(1.04)%	$103,445	(1.17)%

Year 2
Down 200 Basis Points	$97,045	(8.95)%	$97,887	(6.48)%
Base	$107,886	1.22%	$106,616	1.86%
Up 200 Basis Points	$107,882	1.21%	$104,472	(0.19)%

Heartland’s use of derivative financial instruments relates to the management of the risk that changes in interest rates will affect its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to its derivative instruments, which has been minimized by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 4 to the consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2008. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by Heartland in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors”, in Heartland’s 2007 Annual Report on Form 10-K. Please refer to that section of Heartland’s Form 10-K for disclosures regarding the risks and uncertainties related to Heartland’s business.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended March 31, 2008, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
01/01/08- 01/31/08	20,211	$17.52	20,211	$5,697,618
02/01/08- 02/29/08	41,472	$19.16	41,472	$4,531,002
03/01/08- 03/31/08	67,386	$18.75	67,386	$4,247,087
Total:	129,069	$18.69	129,069	N/A

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including four subsequent amendments effective January 1, 2002, May 1, 2002, September 16, 2003 and December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust.

10.2
Form of Executive Supplemental Life Insurance Plan effective January 20, 2004, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including a subsequent amendment effective December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust.

10.3	Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries.
10.4	Second Amendment to Amended and Restated Credit Agreement among Heartland Financial USA, Inc. and The Northern Trust Company and U.S. Bank National Association, dated as of April 28, 2008.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 12, 2008