Form 10-Q
period 2008-06-30
HEARTLAND FINANCIAL USA INC
filed 2008-08-11
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.
    Large accelerated filer ☐             Accelerated filer ☑              Non-accelerated filer ☐      Smaller reporting company ☐
            (Do not check is a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 6, 2008, the Registrant had outstanding 16,250,106 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$40,740	$46,468
Federal funds sold and other short-term investments	552	364
Cash and cash equivalents	41,292	46,832
Securities:
Trading, at fair value	1,560	1,888
Available for sale, at fair value (cost of $787,416 at June 30, 2008, and $672,499 at December 31, 2007)	785,713	682,383
Held to maturity, at cost (fair value of $8,443 at June 30, 2008, and $5,754 at December 31, 2007)	8,351	5,678
Loans held for sale	11,437	12,679
Gross loans and leases:
Held to maturity	2,295,406	2,280,167
Allowance for loan and lease losses	(34,931)	(32,993)
Loans and leases, net	2,260,475	2,247,174
Premises, furniture and equipment, net	118,063	120,285
Other real estate, net	4,196	2,195
Goodwill	40,207	40,207
Other intangible assets, net	8,434	8,369
Cash surrender value on life insurance	56,430	55,532
Other assets	42,913	40,904
TOTAL ASSETS	$3,379,071	$3,264,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$383,136	$381,499
Savings	894,074	855,036
Time	1,131,675	1,139,764
Total deposits	2,408,885	2,376,299
Short-term borrowings	263,137	354,146
Other borrowings	444,006	263,607
Accrued expenses and other liabilities	35,345	39,474
TOTAL LIABILITIES	3,151,373	3,033,526
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,611,671 shares at June 30, 2008, and December 31, 2007)	16,612	16,612
Capital surplus	37,361	37,269
Retained earnings	180,834	173,891
Accumulated other comprehensive income (loss)	(384)	6,506
Treasury stock at cost (340,799 shares at June 30, 2008, and 184,655 shares at December 31, 2007)	(6,725)	(3,678)
TOTAL STOCKHOLDERS’ EQUITY	227,698	230,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,379,071	$3,264,126

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)
	Quarter Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
INTEREST INCOME:
Interest and fees on loans and leases	$40,555	$47,748	$83,454	$93,306
Interest on securities:
Taxable	7,885	5,267	14,500	10,564
Nontaxable	1,679	1,443	3,326	2,901
Interest on federal funds sold and other short-term investments	51	-	182	-
Interest on interest bearing deposits in other financial institutions	2	8	7	18
TOTAL INTEREST INCOME	50,172	54,466	101,469	106,789
INTEREST EXPENSE:
Interest on deposits	15,657	19,550	32,753	37,848
Interest on short-term borrowings	1,087	3,970	3,273	7,781
Interest on other borrowings	4,593	3,240	8,870	6,563
TOTAL INTEREST EXPENSE	21,337	26,760	44,896	52,192
NET INTEREST INCOME	28,835	27,706	56,573	54,597
Provision for loan and lease losses	5,369	4,268	7,130	6,194
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	23,466	23,438	49,443	48,403
NONINTEREST INCOME:
Service charges and fees, net	2,880	2,855	5,495	5,426
Loan servicing income	1,195	1,040	2,491	2,035
Trust fees	2,068	2,055	4,089	4,176
Brokerage and insurance commissions	883	845	1,775	1,338
Securities gains, net	648	147	1,010	272
Gain (loss) on trading account securities, net	(227)	46	(434)	87
Impairment loss on equity securities	(30)	-	(116)	-
Gains on sale of loans	480	856	984	1,447
Income on bank owned life insurance	380	317	843	617
Other noninterest income	41	(68)	655	306
TOTAL NONINTEREST INCOME	8,318	8,093	16,792	15,704
NONINTEREST EXPENSES:
Salaries and employee benefits	14,666	14,210	29,459	28,379
Occupancy	2,193	2,010	4,537	3,937
Furniture and equipment	1,771	1,779	3,539	3,455
Outside services	2,648	2,368	5,158	4,637
Advertising	1,046	1,039	1,841	1,808
Intangible assets amortization	236	192	472	411
Other noninterest expenses	2,878	3,331	6,196	6,698
TOTAL NONINTEREST EXPENSES	25,438	24,929	51,202	49,325
INCOME BEFORE INCOME TAXES	6,346	6,602	15,033	14,782
Income taxes	1,643	1,965	4,063	4,497
INCOME FROM CONTINUING OPERATIONS	4,703	4,637	10,970	10,285
Discontinued operations:
Income from discontinued operations before income taxes	-	2,565	-	2,756
Income taxes	-	1,017	-	1,085
INCOME FROM DISCONTINUED OPERATIONS	-	1,548	-	1,671
NET INCOME	$4,703	$6,185	$10,970	$11,956
EARNINGS PER COMMON SHARE – BASIC	$0.29	$0.38	$0.67	$0.72
EARNINGS PER COMMON SHARE – DILUTED	$0.29	$0.37	$0.67	$0.72
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC	$0.29	$0.28	$0.67	$0.62
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS– DILUTED	$0.29	$0.28	$0.67	$0.62
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09	$0.20	$0.18

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2007	$16,572	$37,963	$154,308	$868	$-	$209,711
Net income			11,956			11,956
Unrealized gain (loss) on securities available for sale arising during the period				(5,022)		(5,022)
Unrealized gain (loss) on derivatives arising during the period				(144)		(144)
Reclassification adjustment for net security gains realized in net income				(272)		(272)
Income taxes				2,089		2,089
Comprehensive income						8,607
Cash dividends declared:
Common, $0.18 per share			(2,939)			(2,939)
Purchase of 230,961 shares of common stock					(6,339)	(6,339)
Issuance of 96,340 shares of common stock	40	49			1,602	1,691
Commitments to issue common stock		912				912
Balance at June 30, 2007	$16,612	$38,924	$163,325	$(2,481)	$(4,737)	$211,643

Balance at December 31, 2007	$16,612	$37,269	$173,891	$6,506	$(3,678)	$230,600
Cumulative effect from adoption of EITF 06-4			(791)			(791)
Balance at January 1, 2008	16,612	37,269	173,100	6,506	(3,678)	229,809
Net income			10,970			10,970
Unrealized gain (loss) on securities available for sale arising during the period				(10,693)		(10,693)
Unrealized gain (loss) on derivatives arising during the period				611		611
Reclassification adjustment for net security gains realized in net income				(894)		(894)
Income taxes				4,086		4,086
Comprehensive income						4,080
Cash dividends declared:
Common, $0.20 per share			(3,236)			(3,236)
Purchase of 269,356 shares of common stock					(5,375)	(5,375)
Issuance of 113,212 shares of common stock		(497)			2,328	1,831
Commitments to issue common stock		589				589
Balance at June 30, 2008	$16,612	$37,361	$180,834	$(384)	$(6,725)	$227,698

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,970	$11,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,603	4,363
Provision for loan and lease losses	7,130	6,194
Net amortization of premium on securities	(246)	(13)
Securities gains, net	(1,010)	(272)
(Increase) decrease in trading account securities	328	(201)
Loss on impairment of equity securities	(116)	-
Stock-based compensation	589	912
Loans originated for sale	(153,029)	(162,027)
Proceeds on sales of loans	155,255	163,178
Net gains on sales of loans	(984)	(1,447)
(Increase) decrease in accrued interest receivable	1,517	(1,498)
Decrease in accrued interest payable	(2,222)	(205)
Other, net	(7,781)	(14,245)
Net cash provided by operating activities – continuing operations	15,004	6,695
Net cash provided by operating activities – discontinued operations	-	10
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,004	6,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	70,080	19,169
Proceeds from the maturity of and principal paydowns on securities available for sale	116,846	78,653
Proceeds from the maturity of and principal paydowns on securities held to maturity	19	15
Purchase of securities available for sale	(300,579)	(74,591)
Purchase of securities held to maturity	(2,700)	(1,157)
Net increase in loans and leases	(18,525)	(145,287)
Capital expenditures	(2,106)	(11,316)
Proceeds on sale of OREO and other repossessed assets	1,410	154
Net cash used by investing activities – continuing operations	(135,555)	(134,360)
Net cash provided by investing activities – discontinued operations	-	22,631
NET CASH USED BY INVESTING ACTIVITIES	(135,555)	(111,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts	40,675	(6,455)
Net increase (decrease) in time deposit accounts	(8,089)	93,677
Net increase (decrease) in short-term borrowings	(91,009)	258
Proceeds from other borrowings	201,905	62,024
Repayments of other borrowings	(21,506)	(17,789)
Purchase of treasury stock	(5,375)	(6,339)
Proceeds from issuance of common stock	1,421	1,175
Excess tax benefits on exercised stock options	225	515
Dividends paid	(3,236)	(2,939)
Net cash provided by financing activities – continuing operations	115,011	124,127
Net cash used by financing activities – discontinued operations	-	(32,525)
NET CASH PROVIDED BY FINANCING ACTIVITIES	115,011	91,602
Net decrease in cash and cash equivalents	(5,540)	(13,422)
Cash and cash equivalents at beginning of year	46,832	49,143
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,292	$35,721
Supplemental disclosures:
Cash paid for income/franchise taxes	$7,163	$13,695
Cash paid for interest	$47,118	$52,397
Acquisition:
Net assets acquired	$-	$650
Cash paid for acquisition	$-	$(50)
Cash acquired	-	-
Net cash paid for acquisition	$-	$(50)

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2008, are not necessarily indicative of the results expected for the year ending December 31, 2008.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	June 30, 2008	June 30, 2007
Income from continuing operations	$4,703	$4,637
Income from discontinued operations	-	1,548
Net income	$4,703	$6,185
Weighted average common shares outstanding for basic earnings per share	16,317	16,451
Assumed incremental common shares issued upon exercise of stock options	72	193
Weighted average common shares for diluted earnings per share	16,389	16,644
Earnings per common share – basic	$0.29	$0.38
Earnings per common share – diluted	$0.29	$0.37
Earnings per common share from continuing operations – basic	$0.29	$0.28
Earnings per common share from continuing operations – diluted	$0.29	$0.28
Earnings per common share from discontinued operations – basic	$-	$0.09
Earnings per common share from discontinued operations – diluted	$-	$0.09

	Six Months Ended
(Dollars and numbers in thousands, except per share data)	June 30, 2008	June 30, 2007
Income from continuing operations	$10,970	$10,285
Income from discontinued operations	-	1,671
Net income	$10,970	$11,956
Weighted average common shares outstanding for basic earnings per share	16,347	16,497
Assumed incremental common shares issued upon exercise of stock options	66	203
Weighted average common shares for diluted earnings per share	16,413	16,700
Earnings per common share – basic	$0.67	$0.72
Earnings per common share – diluted	$0.67	$0.72
Earnings per common share from continuing operations – basic	$0.67	$0.62
Earnings per common share from continuing operations – diluted	$0.67	$0.62
Earnings per common share from discontinued operations – basic	$-	$0.10
Earnings per common share from discontinued operations – diluted	$-	$0.10

Stock-Based Compensation

Options are typically granted annually with an expiration date ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The 2008 standard stock option agreement provides that the options become fully exercisable and expire if not exercised within six months of the date of retirement at age 65 or later. Prior period stock option agreements included early retirement provisions at age 55 provided that the officer has provided ten years of service to Heartland. A summary of the status of the stock options as of June 30, 2008 and 2007, and changes during the six months ended June 30, 2008 and 2007, follows:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	733,012	$18.61	815,300	$14.46
Granted	164,400	18.60	146,750	29.65
Exercised	(88,299)	11.72	(81,705)	9.94
Forfeited	(10,750)	25.40	(7,000)	24.00
Outstanding at June 30	798,363	$19.27	873,345	$17.36
Options exercisable at June 30	288,046	$13.48	413,637	$11.11
Weighted-average fair value of options granted during the six-month periods ended June 30	$4.81		$7.69

At June 30, 2008, the vested options totaled 288,046 shares with a weighted average exercise price of $13.48 per share and a weighted average remaining contractual life of 4.00 years. The intrinsic value for the vested options as of June 30, 2008, was $1.5 million. The intrinsic value for the total of all options exercised during the six months ended June 30, 2008, was $571 thousand, and the total fair value of shares vested during the six months ended June 30, 2008, was $288 thousand. At June 30, 2008, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 462,560.

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

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the six months ended June 30, 2008, was $1.0 million, with a related tax benefit of $225 thousand. Cash received from options exercised for the six months ended June 30, 2007, was $812 thousand, with a related tax benefit of $515 thousand.

Total compensation costs recorded were $576 thousand and $912 thousand for the six months ended June 30, 2008 and 2007, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of June 30, 2008, there was $3.1 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2012.

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

Heartland will apply the fair value measurement and disclosure provisions of FAS 157 effective January 1, 2009, to nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. Heartland measures the fair value of the following on a nonrecurring basis: (1) long-lived assets, (2) foreclosed assets, (3) goodwill and other intangibles and (4) indefinite-lived assets.

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

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2008, and December 31, 2007, are presented in the table below, in thousands:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,757	$6,672	$9,757	$6,252
Mortgage servicing rights	7,299	2,850	6,505	2,592
Customer relationship intangible	1,177	277	1,177	226
Total	$18,233	$9,799	$17,439	$9,070
Unamortized intangible assets		$8,434		$8,369

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2008. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at June 30, 2008, or December 31, 2007. The fair value of Heartland’s mortgage servicing rights was estimated at $7.1 million and $6.4 million at June 30, 2008, and December 31, 2007, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ending December 31, 2008	$425	$748	$52	$1,225

Year ending December 31,
2009	748	1,057	102	1,907
2010	465	881	100	1,446
2011	450	705	99	1,254
2012	422	529	55	1,006
2013	405	352	45	802
Thereafter	170	177	447	794

NOTE 3: SHORT-TERM BORROWINGS

On April 28, 2008, Heartland’s credit agreement was renewed with two of the four unaffiliated banks, which resulted in a reduction in the amount Heartland could borrow at any one time under this unsecured revolving credit line from $60.0 million to $40.0 million. On June 30, 2008, an additional unaffiliated bank was added to this credit agreement and thereby increased the amount Heartland may borrow at any one time back to $60.0 million.

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matures on April 4, 2009.  Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of June 30, 2008, and December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $697 thousand and $391 thousand, respectively.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of June 30, 2008, and December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $512 thousand and $387 thousand, respectively.

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

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap has an effective date of February 1, 2007, and a maturity date of January 7, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest deferral feature that is mirrored in the cap transaction. As of June 30, 2008, the fair market value of this cap transaction was recorded as an asset of $1 thousand. As of December 31, 2007, this cap transaction had no fair market value.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of March 17, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2008, the fair market value of this cap transaction was recorded as an asset of $136 thousand. As of December 31, 2007, this cap transaction had no fair market value.

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2008, the fair market value of this cap transaction was recorded as an asset of $285 thousand.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2008, the fair market value of this cap transaction was recorded as an asset of $87 thousand.

For both the collar and cap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in the fair value were included in the assessment of hedge effectiveness. No ineffectiveness was recognized for the cash flow hedge transactions for the six months ended June 30, 2008.

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on the collar transaction of $212 thousand and a reclassification of unrealized losses out of other comprehensive income to earnings of $14 thousand. During the quarter ended June 30, 2008, the mark to market adjustment on this collar transaction was recorded as a loss of $173 thousand.

For the six months ended June 30, 2008, the change in net unrealized gains of $611 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $220 thousand.  For the six months ended June 30, 2007, the change in net unrealized losses of $144 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $54 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the six months ended June 30, 2008, the change in net unrealized losses on cash flow hedges reflects a reclassification of $21 thousand of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $84 thousand will be reclassified from accumulated other comprehensive income to interest income.

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

Assets

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. Level 3 securities consist primarily of auction rate securities. Heartland utilizes auction rate securities as a higher-yielding alternative investment for fed funds. Heartland purchased $10.7 million of auction rate securities in February of 2008. This portfolio consists of securities issued by various state governmental entities and includes securities backed by student loans that are guaranteed under the Federal Family Education Loan Program. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 28 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then present holders of the instruments continue to hold them and the instrument carries an interest rate based upon certain predefined formulas. In February 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market causing the traditional auction process to fail. As a result, Heartland will not be able to access these funds until such time as an auction of these investments is successful, a buyer is found outside of the auction process and/or the securities are redeemed by the issuer. Due to the illiquidity in the market for auction rate securities, Heartland has classified these investments as Level 3 for purposes of reporting under FAS 157. In April 2008, $1.0 million of the $10.7 million was redeemed at par value. All of the other related auction rate securities have paid interest as defined by the predetermined formula. Heartland anticipates that these investments will be redeemed at par value prior to year-end 2008. The remaining $200 thousand of securities classified as Level 3 is related to an investment in a partnership.

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

Loans Held to Maturity

Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Under Heartland’s credit policies, all nonaccrual loans are defined as impaired loans. Once a loan is identified as individually impaired, management measures impairment in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At June 30, 2008, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Heartland records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Heartland records the impaired loan as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents, in thousands, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value June 30, 2008	Level 1	Level 2	Level 3

Trading securities	$1,560	$1,560	$-	$-
Available-for-sale securities	785,713	140,911	634,902	9,900
Derivative assets	1,209	-	1,209	-
Total assets at fair value	$788,482	$142,471	$636,111	$9,900

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

Fair Value
Balance at January 1, 2008	$200
Purchases	10,700
Redemptions	(1,000)
Balance at June 30, 2008	$9,900

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis, in thousands:

	Carrying Value at June 30, 2008				Six Months Ended June 30, 2008
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$35,068	$-	$-	$35,068	$1,803

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2008. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

Net income was $4.7 million, or $0.29 per diluted share, for the quarter ended June 30, 2008, compared to $6.2 million, or $0.37 per diluted share, earned during the second quarter of 2007. Return on average equity was 8.08% and return on average assets was 0.56% for the second quarter of 2008, compared to 11.72% and 0.79%, respectively, for the same quarter in 2007.

The 2007 results were impacted by the sale of Rocky Mountain Bank’s branch banking office in Broadus, Montana, which was completed on June 22, 2007. Included in the sale were $20.9 million of loans and $30.2 million of deposits. The results of operations of the branch are reflected on the income statement as discontinued operations for the prior periods reported. During the second quarter of 2007, income from discontinued operations included a $2.4 million pre-tax gain recorded as a result of the sale of the Broadus branch.

Income from continuing operations was $4.7 million, or $0.29 per diluted share, during the second quarter of 2008 compared to $4.6 million, or $0.28 per diluted share, during the second quarter of 2007. During both years, earnings from continuing operations were significantly impacted by the provision for loan losses, which was $5.4 million during the second quarter of 2008 and $4.3 million during the second quarter of 2007. These increases were due, in large part, to charge-offs of $2.0 million on one credit at Arizona Bank & Trust during 2008 and $1.6 million on one credit at Galena State Bank during 2007. The second quarter performance during 2008 was positively affected by increased net interest income, growth in noninterest income and slower growth in noninterest expense.

Net interest margin was 3.92% during the second quarter of 2008, the fourth straight quarter that net interest margin was at or near this level. During the second quarter of 2008, net interest income on a tax-equivalent basis increased $1.2 million or 4% compared to the same quarter in 2007. Average earning assets increased $199.7 million or 7% during the comparable quarterly periods. Noninterest income increased by $225 thousand or 3% during the second quarter of 2008 compared to the same quarter in 2007. The categories experiencing the largest increases for the comparative quarters were loan servicing income and securities gains. The improvements in these categories were partially offset by increased losses on trading account securities and reduced gains on sale of loans. For the second quarter of 2008, noninterest expense increased $509 thousand or 2% from the same period in 2007. The largest component of noninterest expense, salaries and employee benefits, increased $456 thousand or 3% during the second quarter of 2008 compared to the second quarter of 2007. Occupancy expense increased during the quarter, primarily as a result of the opening of six new banking offices during 2007 and the 2008 opening of Heartland’s 10th bank subsidiary, Minnesota Bank & Trust. The other category of noninterest expense that increased significantly during the second quarter of 2008 was outside services, resulting primarily from additional FDIC assessments as a majority of the FDIC credits at Heartland’s bank subsidiaries were utilized during 2007.

Net income recorded for the first six months of 2008 was $11.0 million, or $0.67 per diluted share, compared to $12.0 million, or $0.72 per diluted share, recorded during the first six months of 2007. Return on average equity was 9.40% and return on average assets was 0.67% for the first six months of 2008, compared to 11.45% and 0.77%, respectively, for the same period in 2007.

For the six months ended June 30, 2008, income from continuing operations was $11.0 million, or $0.67 per diluted share, an increase of $685 thousand or 7% over the $10.3 million, or $0.62 per diluted share, earned during the same period in 2007. The provision for loan losses for the same six-month periods was $7.1 million during 2008 compared to $6.2 million during 2007. In addition to the charge-offs during the second quarters of both years noted above, the provision for loan losses increased as a result of loan growth, an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses.

For the six-month period ended June 30, 2008, net interest income on a tax-equivalent basis increased $2.0 million or 4% when compared to the same period in 2007. During this same six-month comparative period, Heartland’s average earning assets increased $191.9 million or 7%. Noninterest income increased $1.1 million or 7% over the same six-month period in 2007, primarily from growth in loan servicing income, brokerage and insurance commissions and securities gains. The improvements in these categories were partially offset by increased losses on trading account securities and reduced gains on sale of loans. For the six-month comparative period in 2008, noninterest expense increased $1.9 million or 4% when compared to the same six-month period in 2007. Again, the largest component of noninterest expense, salaries and employee benefits, grew by $1.1 million or 4% during this six-month comparative period. Occupancy expense increased during the six-month comparative periods, primarily as a result of the aforementioned expansion activities. The pace of new office expansion was purposefully slowed during 2008, with one new location in Albuquerque, New Mexico scheduled for opening in the third quarter. Given the difficulty many banks are experiencing in the present environment, there may be attractive acquisition opportunities. In this regard, management is focusing attention on existing Heartland markets which may present the best opportunity to achieve efficiencies and grow market share while providing more convenience to its current customer base. The other category of noninterest expense that increased significantly during the 2008 six-month period was outside services, resulting primarily from the aforementioned additional FDIC assessments.

At June 30, 2008, total assets had increased $114.9 million or 7% annualized since year-end 2007. Total loans and leases experienced an increase of $15.2 million or 1% annualized. Aside from the payoff of one commercial real estate loan totaling $24.3 million, growth in loans totaled $39.5 million or 3% annualized since year-end 2007. This growth was distributed among the commercial, agricultural and consumer loan categories at $20.3 million, $14.6 million and $12.7 million, respectively. In order to provide the investing community with a perspective on how the growth in both loans and deposits during the first six months of the year equates to performance on an annualized basis, the growth rates on these two categories have been reflected as an annualized percentage throughout this report. These annualized numbers were calculated by multiplying the growth percentage for the first six months of the year by 2.

At June 30, 2008, total deposits had grown by $32.6 million or 3% annualized since year-end 2007. Growth in deposits was weighted more heavily in Heartland’s Western markets. Demand deposits experienced an increase of $1.6 million or 1% annualized since year-end 2007 and savings deposit balances experienced an increase of $39.0 million or 9% annualized since year-end 2007 while time deposits, exclusive of brokered deposits, experienced a decrease of $18.6 million or 3% annualized since year-end 2007. A large portion of the growth in savings deposits is attributable to the January 2008 introduction of a new retail interest-bearing checking account product and the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product rolled out to business depositors during the second quarter of 2008. Brokered time deposits totaled 3% of total deposits at both June 30, 2008, and year-end 2007.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.92% during the second quarter of 2008 compared to 4.02% for the second quarter of 2007. For the six-month periods ended on June 30, net interest margin, expressed as a percentage of average earning assets, was 3.90% during 2008 and 4.03% during 2007. Affecting the net interest margin throughout the second half of 2007 and first six months of 2008 was the impact of foregone interest on Heartland’s nonperforming loans, which had balances of $42.9 million at June 30, 2008, compared to $31.8 million at year-end 2007 and $19.1 million at June 30, 2007. Additionally, early in the third quarter of 2007, a $20.5 million investment was made in bank owned life insurance upon which interest expense associated with the funding of this investment is reflected in net interest margin while the corresponding earnings on this investment are recorded as noninterest income.

Net interest income on a tax-equivalent basis totaled $29.8 million during the second quarter of 2008, an increase of $1.2 million or 4% from the $28.6 million recorded during the second quarter of 2007. For the six-month period during 2008, net interest income on a tax-equivalent basis was $58.5 million, an increase of $2.0 million or 4% from the $56.5 million recorded during the first six months of 2007. These increases occurred as Heartland’s interest bearing liabilities repriced downward more quickly than its interest bearing assets. Also contributing to these increases was the $199.7 million or 7% growth in average earning assets during the second quarter of 2008 compared to the same quarter in 2007 and the $191.9 million or 7% growth in average earning assets during the first six months of 2008 compared to the same six months of 2007.

On a tax-equivalent basis, interest income in the second quarter of 2008 totaled $51.1 million compared to $55.4 million in the second quarter of 2007, a decrease of $4.3 million or 8%. For the first six months of 2008, interest income on a tax-equivalent basis decreased $5.3 million or 5% over the same period in 2007. Nearly half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. The national prime interest rate was 8.25% for the first six months of 2007. During the first six months of 2008, the national prime interest rate decreased 225 basis points, ranging from 7.25% on January 1, 2008, to 5.00% on June 30, 2008.

Interest expense for the second quarter of 2008 was $21.3 million compared to $26.7 million in the second quarter of 2007, a decrease of $5.4 million or 20%. On a six-month comparative basis, interest expense decreased $7.3 million or 14%. Interest rates paid on Heartland’s deposits and borrowings were significantly lower during the first six months of 2008 compared to the first six months of 2007. Approximately 51% of Heartland’s certificate of deposit accounts will mature within the next six months at a weighted average rate of 3.84%. In anticipation of higher rates over the next three years, management has begun to price its longer-term certificates of deposit more competitively.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. During the remainder of 2008, Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland’s net interest income simulations reflect an asset sensitive posture leading to stronger earnings performance in a rising interest rate environment. The expected benefits associated with an inherently asset sensitive balance sheet may be delayed if interest rates on deposits rise as a result of a highly competitive environment instead of a reaction to the changes in the prime rate or targeted fed funds rate. Eventually, in a rapidly rising interest rate environment, funding costs would be expected to stabilize while asset yields continue to improve. Alternatively, Heartland’s net interest income would likely decline in a falling rate environment. Management continues to support a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Item 3 of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations.

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

On February 1, 2007, Heartland entered into two interest rate cap transactions on a total notional amount of $45.0 million to reduce the potentially negative impact an upward rate environment would have on net interest income. These two-year contracts were acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.50% and were designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with two of its trust preferred capital securities. On January 15, 2008, Heartland entered into another interest rate cap transaction on a notional amount of $20.0 million to further reduce the potentially negative impact an upward rate environment would have on net interest income. This fifty-five month contract was acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.12% and was designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with another of its trust preferred capital securities. Additionally, on March 28, 2008, Heartland entered into a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to extend the maturity date on a portion of the February 2007 transactions. This cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. Note 4 to the consolidated financial statements contains additional information about Heartland’s derivative transactions.

The table below sets forth certain information relating to Heartland’s average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances. Nonaccrual loans and loans held for sale are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended June 30, 2008 and 2007 (Dollars in thousands)
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$642,011	$7,885	4.94%	$457,093	$5,267	4.62%
Nontaxable[1]	152,470	2,468	6.51	130,592	2,191	6.73
Total securities	794,481	10,353	5.24	587,685	7,458	5.09
Interest bearing deposits	395	2	2.04	804	8	3.99
Federal funds sold	9,313	51	2.20	-	-	-
Loans and leases:
Commercial and commercial real estate[1]	1,614,240	26,626	6.63	1,619,230	32,244	7.99
Residential mortgage	218,908	3,508	6.45	247,491	4,208	6.82
Agricultural and agricultural real estate[1]	239,105	4,340	7.30	227,382	4,648	8.20
Consumer	206,227	4,897	9.55	195,322	5,146	10.57
Direct financing leases, net	7,912	115	5.85	12,612	189	6.01
Fees on loans	-	1,228	-	-	1,484	-
Less: allowance for loan and lease losses	(33,076)	-	-	(32,686)	-	-
Net loans and leases	2,253,316	40,714	7.27	2,269,351	47,919	8.47
Total earning assets	3,057,505	$51,120	6.72%	2,857,840	$55,385	7.77%
NONEARNING ASSETS	297,375			300,248
TOTAL ASSETS	$3,354,880			$3,158,088
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$876,075	$3,763	1.73%	$822,832	$5,678	2.77%
Time, $100,000 and over	295,184	3,017	4.11	290,014	3,556	4.92
Other time deposits	860,375	8,877	4.15	879,375	10,316	4.71
Short-term borrowings	253,789	1,087	1.72	319,584	3,970	4.98
Other borrowings	427,064	4,593	4.33	213,151	3,240	6.10
Total interest bearing liabilities	2,712,487	21,337	3.16%	2,524,956	26,760	4.25%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	365,329			356,165
Accrued interest and other liabilities	43,059			65,328
Total noninterest bearing liabilities	408,388			421,493
STOCKHOLDERS’ EQUITY	234,005			211,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,354,880			$3,158,088
Net interest income[1]		$29,783			$28,625
Net interest spread[1]			3.56%			3.52%
Net interest income to total earning assets[1]			3.92%			4.02%
Interest bearing liabilities to earning assets	88.72%			88.35%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the six months ended June 30, 2008 and 2007 (Dollars in thousands)
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$599,435	$14,500	4.86%	$465,742	$10,564	4.57%
Nontaxable[1]	149,206	4,889	6.59	130,830	4,406	6.79
Total securities	748,641	19,389	5.21	596,572	14,970	5.06
Interest bearing deposits	414	7	3.40	642	18	5.65
Federal funds sold	14,159	182	2.58	-	-	-
Loans and leases:
Commercial and commercial real estate[1]	1,618,875	55,223	6.86	1,581,298	62,810	8.01
Residential mortgage	221,905	7,209	6.53	245,219	8,330	6.85
Agricultural and agricultural real estate[1]	234,035	8,664	7.44	224,508	9,078	8.15
Consumer	202,348	9,828	9.77	194,251	10,131	10.52
Direct financing leases, net	8,350	248	5.97	13,169	389	5.96
Fees on loans	-	2,610	-	-	2,911	-
Less: allowance for loan and lease losses	(32,867)	-	-	(31,695)	-	-
Net loans and leases	2,252,646	83,782	7.48	2,226,750	93,649	8.48
Total earning assets	3,015,860	$103,360	6.89%	2,823,964	$108,637	7.76%
NONEARNING ASSETS	296,347			291,749
TOTAL ASSETS	$3,312,207			$3,115,713
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$852,032	$7,798	1.84%	$813,402	$11,111	2.75%
Time, $100,000 and over	301,972	6,564	4.37	270,687	6,546	4.88
Other time deposits	852,841	18,391	4.34	873,802	20,191	4.66
Short-term borrowings	277,703	3,273	2.37	316,806	7,781	4.95
Other borrowings	390,676	8,870	4.57	216,679	6,563	6.11
Total interest bearing liabilities	2,675,224	44,896	3.37%	2,491,376	52,192	4.22%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	360,954			351,641
Accrued interest and other liabilities	41,455			62,207
Total noninterest bearing liabilities	402,409			413,848
STOCKHOLDERS’ EQUITY	234,574			210,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,312,207			$3,115,713
Net interest income[1]		$58,464			$56,445
Net interest spread[1]			3.52%			3.54%
Net interest income to total earning assets[1]			3.90%			4.03%
Interest bearing liabilities to earning assets	88.71%			88.22%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. During the second quarter of 2008, the provision for loan losses was $5.4 million, an increase of $1.1 million or 26% over the provision for loan losses of $4.3 million recorded during the same period in 2007. The second quarter provision for loan losses during both years was affected by charge-offs of $2.0 million on one credit at Arizona Bank & Trust during 2008 and $1.6 million on one credit at Galena State Bank during 2007. The provision for loan losses for the six-month comparative period was $7.1 million during 2008 compared to $6.2 million during 2007, an increase of $936 thousand or 15%. In addition to the significant charge-offs during the second quarters of both years, the provision for loan losses increased during 2008 as a result of an increase in nonperforming loans, the continuing softening of the economy and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believed the allowance for loan and lease losses as of June 30, 2008, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

NONINTEREST INCOME
(Dollars in thousands)
	Three Months Ended
	June 30, 2008	June 30, 2007	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$2,880	$2,855	$25	1%
Loan servicing income	1,195	1,040	155	15
Trust fees	2,068	2,055	13	1
Brokerage and insurance commissions	883	845	38	4
Securities gains, net	648	147	501	341
Gain (loss) on trading account securities, net	(227)	46	(273)	(593)
Impairment loss on equity securities	(30)	-	(30)	(100)
Gains on sale of loans	480	856	(376)	(44)
Income on bank owned life insurance	380	317	63	20
Other noninterest income	41	(68)	109	160
TOTAL NONINTEREST INCOME	$8,318	$8,093	$225	3%

	Six Months Ended
	June 30, 2008	June 30, 2007	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$5,495	$5,426	$69	1%
Loan servicing income	2,491	2,035	456	22
Trust fees	4,089	4,176	(87)	(2)
Brokerage and insurance commissions	1,775	1,338	437	33
Securities gains, net	1,010	272	738	271
Gain (loss) on trading account securities, net	(434)	87	(521)	(599)
Impairment loss on equity securities	(116)	-	(116)	(100)
Gains on sale of loans	984	1,447	(463)	(32)
Income on bank owned life insurance	843	617	226	37
Other noninterest income	655	306	349	114
TOTAL NONINTEREST INCOME	$16,792	$15,704	$1,088	7%

Noninterest income increased by $225 thousand or 3% during the second quarter of 2008 compared to the same quarter in 2007. The categories experiencing the largest increases for the comparative quarters were loan servicing income and securities gains. For the first six months of 2008, noninterest income increased $1.1 million or 7% over the same period in 2007, primarily from loan servicing income, brokerage and insurance commissions and securities gains. For both comparative periods, the improvements in the aforementioned categories were partially offset by increased losses on trading account securities and reduced gains on sale of loans.

Loan servicing income increased $155 thousand or 15% during the quarters under comparison. On a six-month comparative basis, loan servicing income increased $456 thousand or 22%. These increases were largely due to an increase in service fees collected on the mortgage loans Heartland sold into the secondary market while retaining servicing. Heartland’s mortgage loan servicing portfolio was $683.6 million at June 30, 2008, compared to $609.7 million at June 30, 2007.

Securities gains totaled $648 thousand during the second quarter of 2008 compared to $147 thousand during the second quarter of 2007. For the six-month period ended on June 30, securities gains totaled $1.0 million during 2008 and $272 thousand during 2007. As the yield curve steepened and the spreads on mortgage-backed securities in comparison to government agency securities widened during the first six months of 2008, management elected to sell a portion of its agency securities at gains and replace them with mortgage-backed securities that provided enhanced yields.

Gains on sale of loans decreased $376 thousand or 44% during the second quarter of 2008 compared to the second quarter of 2007. For the first six months of 2008, gains on sale of loans decreased $463 thousand or 32% compared to the same six months of 2007. Heartland’s gains on sale of loans generally results from the sale of fifteen- and thirty-year, fixed-rate mortgage loans into the secondary market. Customer demand for these types of loans has decreased during the first half of 2008 as economic conditions softened.

Brokerage and insurance commissions increased $38 thousand or 5% during the second quarter of 2008 and $437 thousand or 33% during the first six months of 2008 compared to the same periods of 2007. The larger increase for the six month comparative period was primarily a result of the March 2007 acquisition of brokerage personnel and a book of business by Summit Bank & Trust and the receipt by Dubuque Bank and Trust Company’s insurance agency of its annual insurance contingency that exceeded the prior year’s payment.

Other noninterest income increased $349 thousand or 114% during the first six months of 2008 compared to the first six months of 2007. The initial public offering of Visa Inc., completed on March 18, 2008, provided Heartland with a $246 thousand pre-tax gain, which was recorded as other noninterest income during the first quarter of 2008. This gain was attributable to restricted shares of Visa, Inc. held by Dubuque Bank and Trust Company and Galena State Bank & Trust Co. that were redeemed in connection with the initial public offering. Recorded in other noninterest income during the first quarter of 2007 was a $250 thousand settlement of a dispute with two former employees at one of our bank subsidiaries.

NONINTEREST EXPENSES
(Dollars in thousands)
	Three Months Ended
	June 30, 2008	June 30, 2007	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$14,666	$14,210	$456	3%
Occupancy	2,193	2,010	183	9
Furniture and equipment	1,771	1,779	(8)	-
Outside services	2,648	2,368	280	12
Advertising	1,046	1,039	7	1
Intangible assets amortization	236	192	44	23
Other noninterest expenses	2,878	3,331	(453)	(14)
TOTAL NONINTEREST EXPENSES	$25,438	$24,929	$509	2%

	Six Months Ended
	June 30, 2008	June 30, 2007	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$29,459	$28,379	$1,080	4%
Occupancy	4,537	3,937	600	15
Furniture and equipment	3,539	3,455	84	2
Outside services	5,158	4,637	521	11
Advertising	1,841	1,808	33	2
Intangible assets amortization	472	411	61	15
Other noninterest expenses	6,196	6,698	(502)	(7)
TOTAL NONINTEREST EXPENSES	$51,202	$49,325	$1,877	4%

For the second quarter of 2008, noninterest expense increased $509 thousand or 2% from the same period in 2007.  For the six-month period ended June 30, 2008, noninterest expenses increased $1.9 million or 4% when compared to the same six-month period in 2007. The noninterest expense categories experiencing the largest increases were salaries and employee benefits, occupancy and outside services. During the second quarter of 2008, a significant portion of the increases in these categories was offset by the $453 thousand or 14% decrease in other noninterest expenses.

The largest component of noninterest expense, salaries and employee benefits, increased $456 thousand or 3% during the second quarter of 2008 compared to the second quarter of 2007 and $1.1 million or 4% during this six-month comparative period. These increases are largely a result of merit increases for all salaried employees, which are made on January 1 of each year. Total full-time equivalent employees were 1,002 at June 30, 2008, compared to 1,004 at June 30, 2007.

Occupancy expense increased $183 thousand or 9% and $600 thousand or 15% during the quarter and six-month comparative periods, respectively. These increases were primarily a result of the opening of six new banking offices during 2007 and the opening of Heartland’s 10th bank subsidiary, Minnesota Bank & Trust, during 2008. In addition to the opening of Minnesota Bank & Trust, Heartland’s plan for expansion during 2008 has been much slower, with the addition of only one new location at New Mexico Bank & Trust. Of Heartland’s 60 banking offices, fifteen offices, or 25%, have been open less than three years. Of these, six have been open for two-to-three years, an additional three have been open for one-to-two years and six more have been open for one year or less. Management believes that it generally takes approximately three years for new branch offices to become profitable.

The other category of noninterest expense that increased significantly during the 2008 quarter and six-month period was outside services, which increased $280 thousand or 12% and $521 thousand or 11%, respectively. These increases resulted primarily from additional FDIC assessments as a majority of the FDIC credits at Heartland’s bank subsidiaries were utilized during 2007.

For the first quarter of 2007, other noninterest expenses included $202 thousand of remaining unamortized issuance costs expensed due to the redemption of $8.0 million of floating rate trust preferred securities. Exclusive of this nonrecurring item, other noninterest expenses decreased $300 thousand or 5% during the first six months of 2008 compared to the same period in 2007, primarily as a result of the expansion efforts. The following types of expenses are classified in the other noninterest expenses category: supplies, telephone, software maintenance, software amortization, seminars and other staff expense.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 25.89% for the second quarter of 2008 compared to 32.53% for the second quarter of 2007. On a six-month comparative basis, Heartland’s effective tax rate was 27.03% for 2008 compared to 31.83% for 2007. Tax-exempt interest income as a percentage of pre-tax income was 27.73% during the second quarter of 2008 compared to 18.62% during the same quarter of 2007. For the six-month periods ended June 30, 2008 and 2007, tax-exempt income as a percentage of pre-tax income was 23.36% and 19.57%, respectively. The tax-equivalent adjustment for this tax-exempt interest income was $947 thousand during the second quarter of 2008 compared to $919 thousand during the same quarter in 2007. For the six-month comparative period, the tax-equivalent adjustment for tax-exempt interest income was $1.9 million for 2008 and $1.8 million for 2007. Other factors contributing to the decrease in Heartland’s effective tax rate during the first six months of 2008 were $225 thousand of additional non-taxable income associated with the increase in the cash surrender value on life insurance policies and $324 thousand in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s ownership interest in two separate limited liability companies that own certified historic structures. Additionally, low-income housing tax credits were projected to total $218 thousand for 2008 and $149 thousand for 2007.

FINANCIAL CONDITION

Total assets were $3.4 billion at June 30, 2008, compared to $3.3 billion at year-end 2007, an increase of $114.9 million or 7% annualized. A large portion of this growth was attributable to increases in the available for sale securities portfolio, which had grown to $785.7 million at June 30, 2008, an increase of $103.3 million or 15%, from the year-end 2007 balances of $682.4 million.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were nearly $2.30 billion at June 30, 2008, compared to $2.28 billion at year-end 2007, an increase of $15.2 million or 1% annualized. Aside from the payoff of one commercial real estate loan totaling $24.3 million, growth in loans totaled $39.5 million or 3% annualized since year-end 2007. This growth was distributed among the commercial, agricultural and consumer loan categories at $20.3 million, $14.6 million and $12.7 million, respectively. Loan growth at Summit Bank & Trust comprised $13.7 million of the growth in the commercial and commercial real estate loan category. A majority of the increase in agricultural and agricultural real estate loans occurred at Dubuque Bank and Trust Company. New Mexico Bank & Trust, Rocky Mountain Bank and Citizens Finance Co. were responsible for most of the growth in the consumer loan portfolio. During the first half of 2008, the Heartland subsidiary banks saw loan demand slow and the management teams have focused more attention on nonperforming loans as opposed to loan growth. As the second half of 2008 unfolds, Heartland’s management is optimistic that loan growth will be near $100 million for the year.

The table below presents the composition of the loan portfolio as of June 30, 2008, and December 31, 2007.

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,628,589	70.83%	$1,632,597	71.48%
Residential mortgage	210,670	9.16	217,044	9.50
Agricultural and agricultural real estate	240,300	10.45	225,663	9.88
Consumer	212,238	9.23	199,518	8.74
Lease financing, net	7,489	0.33	9,158	0.40
Gross loans and leases	2,299,286	100.00%	2,283,980	100.00%
Unearned discount	(2,284)		(2,107)
Deferred loan fees	(1,596)		(1,706)
Total loans and leases	2,295,406		2,280,167
Allowance for loan and lease losses	(34,931)		(32,993)
Loans and leases, net	$2,260,475		$2,247,174

Total loans and leases secured by real estate were $1.8 billion at June 30, 2008, with $1.3 billion in the commercial category. Of these commercial real estate loans, $383.6 million were secured by industrial manufacturing property. Commercial loans to contractors of residential real estate totaled $72.0 million, with $52.8 million of this amount representing presold homes. The amount extended in land development and lot loans to commercial borrowers totaled $44.6 million. Loans to individuals for residential construction and for the purchase of residential lots were $83.4 million.

Loans, including lines of credit, to Heartland’s largest 20 relationships aggregated $342.0 million, with advances totaling $289.7 million as of June 30, 2008. Only four of these relationships exceed $20.0 million individually, with the 20th on the list being at $11.3 million. Ten of these relationships have been originated by Dubuque Bank and Trust Company, five by Wisconsin Community Bank, two by Rocky Mountain Bank and one each by Riverside Community Bank, New Mexico Bank & Trust and Arizona Bank & Trust. These 20 customers represent a broad range of industries, with only two in land and lot development, comprising $27.3 million and one in residential real estate construction comprising $14.2 million. One of these 20 relationships, representing $15.8 million, is on Heartland’s internal watch list.

Flooding in Iowa and other Midwestern states in the second quarter of 2008 has had a limited impact on the performance of Heartland’s loan portfolio as Heartland does not have banking establishments in the communities most heavily impacted by the floods. Of the $240.3 million in agricultural loans, 70% were originated at Heartland’s Midwestern banks. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle, with approximately 30% being in grain production. Both flooding and delays in planting the crops will impact this year's profits to be realized by the agricultural customers this year. Agricultural profits, as a result of the flood, are expected to be less than those realized in 2007, but are not expected to have any significant negative impact on the industry or Heartland’s portfolio.

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

The allowance for loan and lease losses at June 30, 2008, was 1.52% of loans and 81% of nonperforming loans, compared to 1.45% of loans and 104% of nonperforming loans at December 31, 2007. Additions to the allowance for loan and lease losses were primarily driven by the continued softening of the economy and reduced real estate values, particularly in the Phoenix market. Nonperforming loans were $42.9 million or 1.87% of total loans and leases at June 30, 2008, compared to $31.8 million or 1.40% of total loans and leases at December 31, 2007. The majority of the $11.1 million increase in nonperforming loans from December 31, 2007, resulted from two large credits originated by Arizona Bank & Trust and Rocky Mountain Bank. Approximately 63%, or $26.9 million, of Heartland’s nonperforming loans are to six borrowers, with $13.2 million originated by Arizona Bank & Trust, $7.5 million originated by Wisconsin Community Bank, $4.8 million originated by Rocky Mountain Bank and $1.4 million originated by Summit Bank & Trust. The portion of Heartland’s nonperforming loans covered by government guarantees was $3.4 million at June 30, 2008. Management monitors the loan portfolio of each bank subsidiary and, at June 30, 2008, did not believe that the increase in nonperforming loans was any indication of a systemic problem but was more likely a result of the continuing shift in the economy in some of Heartland’s markets. Foreclosures on a $7.0 million lot development loan and $2.0 million in smaller nonperforming loans should be completed during the third quarter of 2008. During the fourth quarter of 2008, management is hopeful that an additional $11.4 million in existing nonperforming loans will come to successful closure, reducing nonperforming loans to $22.6 million by year-end 2008, assuming no additional loans are moved to nonperforming status. As a result of collection activities and assuming these events, it is likely that other real estate owned will rise to approximately $17.5 million by year-end 2008.

Net charge-offs during the first six months of 2008 were $5.2 million compared to $3.3 million during the first six months of 2007. Net charge-offs at Arizona Bank & Trust comprised $3.4 million or 65% of the total net charge-offs for the first six months of 2008. Due to the untimely death of the sole owner of a business in June of 2008 and the filing of Chapter 11 bankruptcy shortly thereafter by the business, the $2.0 million outstanding on a line of credit for working capital was charged-off. Included in the remaining $1.4 million of net charge-offs at Arizona Bank & Trust was $1.2 million on four residential lot loans.

Heartland’s bank subsidiaries have not been active in the origination of subprime loans. Consistent with Heartland’s community banking model, which includes meeting the legitimate credit needs within the communities served, the bank subsidiaries may make loans to borrowers possessing subprime characteristics if there are mitigating factors present that reduce the potential default risk of the loan. Loans past due more than thirty days in Heartland’s residential real estate loan portfolio, including serviced loans, were 1.17% of the total loan balances at June 30, 2008, and loans in foreclosure on residential real estate loans, including those sold and serviced, totaled 23 at June 30, 2008.

Slightly over half of the consumer loans originated by the Heartland banks, $88.4 million, are in home equity lines of credit (“HELOC’s”). Under Heartland’s policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, Heartland’s internal ranking for customers considered to process a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must be escrowing for both taxes and insurance. Otherwise, HELOC’s are established at an 80% loan to value. Heartland’s HELOC portfolio continues to perform well. Loans with payments more than 30 days delinquent represented 0.68% of the HELOC portfolio, with only 0.21% of these loans on non-accrual.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$32,993	$29,981
Provision for loan and lease losses from continuing operations	7,130	6,194
Recoveries on loans and leases previously charged off	684	1,105
Loans and leases charged off	(5,876)	(4,404)
Reduction related to discontinued operations	-	(138)
Balance at end of period	$34,931	$32,738
Net charge offs to average loans and leases	0.23%	0.14%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of June 30,		As of December 31,
	2008	2007	2007	2006
Nonaccrual loans and leases	$42,857	$18,834	$30,694	$8,104
Loan and leases contractually past due 90 days or more	51	225	1,134	315
Total nonperforming loans and leases	42,908	19,059	31,828	8,419
Other real estate	4,196	1,941	2,195	1,575
Other repossessed assets, net	419	367	438	349
Total nonperforming assets	$47,523	$21,367	$34,461	$10,343
Nonperforming loans and leases to total loans and leases	1.87%	0.83%	1.40%	0.39%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 23% of total assets at June 30, 2008, and 21% at December 31, 2007. Total available for sale securities as of June 30, 2008, were $785.7 million, an increase of $103.3 million or 15% from December 31, 2007.

The composition of the securities portfolio shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities during the first six months of 2008 as the spread on mortgage-backed securities widened in comparison to government agency securities. Additionally, during the second quarter of 2008, management implemented a leverage transaction which included the purchase of $50.0 million in mortgage-backed securities. This purchase was funded with $35.0 million in long-term structured wholesale repurchase agreement transactions and the remainder in short-term borrowings. The percentage of U.S. government corporations and agencies securities was 37% at year-end 2007 compared to 18% at June 30, 2008. The table below presents the composition of the securities portfolio by major category as of June 30, 2008, and December 31, 2007. All of Heartland’s U.S. government corporations and agencies securities and more than 77% of its mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$140,911	17.71%	$255,257	37.00%
Mortgage-backed securities	457,014	57.44	244,934	35.50
Obligation of states and political subdivisions	156,913	19.72	147,398	21.36
Other securities	40,786	5.13	42,360	6.14
Total securities	$795,624	100.00%	$689,949	100.00%

Periodically, Heartland has utilized auction rate securities as a higher-yielding alternative investment for fed funds. Included in obligations of states and political subdivisions were $9.7 million of auction rate securities at June 30, 2008. At year-end 2007, Heartland’s securities portfolio held no auction rate securities. For a further description of these securities refer to Note 5 to Heartland’s consolidated financial statements.

DEPOSITS AND BORROWED FUNDS

Total deposits grew to $2.41 billion at June 30, 2008, an increase of $32.6 million or 3% annualized since year-end 2007. Growth in deposits was weighted more heavily in Heartland’s Western markets. Demand deposits experienced an increase of $1.6 million or 1% annualized since year-end 2007. Savings deposit balances experienced an increase of $39.0 million or 9% annualized since year-end 2007 and time deposits, exclusive of brokered deposits, experienced a decrease of $18.6 million or 3% annualized since year-end 2007. At June 30, 2008, brokered time deposits totaled $79.5 million or 3% of total deposits compared to $69.0 million or 3% of total deposits at year-end 2007. A large portion of the growth in savings deposits is attributable to the January 2008 introduction of a new retail interest-bearing checking account product and the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product rolled out to business depositors during the second quarter of 2008.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At of June 30, 2008, the amount of short-term borrowings was $263.1 million compared to $354.1 million at year-end 2007, a decrease of $91.0 million or 26%. Management elected to utilize some additional long-term FHLB borrowings in the first six months of 2008 as the interest rates on these borrowings were at lower levels than other funding alternatives, particularly brokered deposits.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $148.8 million at June 30, 2008, compared to $237.9 million at year-end 2007.

Also included in short-term borrowings is the revolving credit line Heartland has with third-party banks. At June 30, 2008, this unsecured revolving credit line allowed Heartland to borrow up to $60.0 million at any one time. A total of $26.0 million was outstanding on this credit line at June 30, 2008, compared to $15.0 million at December 31, 2007.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of June 30, 2008, the amount of other borrowings was $444.0 million, an increase of $180.3 million or 68% since year-end 2007. Other borrowings include structured wholesale repurchase agreements which totaled $110.0 million at June 30, 2008, and $50.0 million at year-end 2007. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland’s trust preferred offerings outstanding as of June 30, 2008, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/08	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
20,000	10/10/03	8.25%	8.25%	10/10/2033	10/10/2008
25,000	03/17/04	2.75% over Libor	5.56%	03/17/2034	03/18/2009
20,000	01/31/06	1.33% over Libor	4.04%	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	09/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	4.16%	09/01/2037	09/01/2012
$110,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the bank subsidiaries, except for Heartland’s most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at June 30, 2008, totaled $221.8 million, an increase of $128.3 million or 137% from the December 31, 2007, FHLB borrowings of $93.5 million. Included in the FHLB borrowings at June 30, 2008, and December 31, 2007, was $10.0 million and $2.0 million, respectively, classified as short-term borrowings on Heartland’s consolidated balance sheet. Total FHLB borrowings at June 30, 2008, had an average rate of 3.56% and an average maturity of 4.26 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.87 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2008, and December 31, 2007, commitments to extend credit aggregated $598.5 million and $588.7 million, and standby letters of credit aggregated $29.8 million and $36.0 million, respectively.

Contractual obligations and other commitments were presented in Heartland’s 2007 Annual Report on Form 10-K. There have been no material changes in Heartland’s contractual obligations and other commitments since that report was filed.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but also the composition of assets and capital and the amount of off-balance sheet commitments. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the “well-capitalized” requirements under the regulatory framework for prompt corrective action. To be categorized as “well–capitalized” under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 4%, respectively. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as “well–capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$259,447	9.86%	$253,675	9.74%
Tier 1 capital minimum requirement	105,256	4.00%	104,191	4.00%
Excess	$154,191	5.86%	$149,484	5.74%
Total capital	$329,760	12.53%	$325,016	12.48%
Total capital minimum requirement	210,511	8.00%	208,382	8.00%
Excess	$119,249	4.53%	$116,634	4.48%
Total risk-adjusted assets	$2,631,390		$2,604,771
Leverage Capital Ratios[2]
Tier 1 capital	$259,447	7.84%	$253,675	8.01%
Tier 1 capital minimum requirement[3]	132,410	4.00%	126,644	4.00%
Excess	$127,037	3.84%	$127,031	4.01%
Average adjusted assets (less goodwill and other intangible assets)	$3,310,243		$3,166,102

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Minnesota Bank & Trust, Heartland’s tenth de novo, began operations on April 15, 2008, in Edina, Minnesota, located in the Minneapolis, Minnesota metropolitan area. Heartland’s initial investment was $13.2 million, or 80%, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors five years from the date of opening.

Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado collar community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through June 30, 2008, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86%. After completion of the Bank of the Southwest acquisition in 2006, Heartland’s ownership percentage had increased to 90%. All minority stockholders have entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares and requires Heartland to repurchase the shares from the investors five years from the date of opening, which will be in August of 2008, with a minimum return of 6% on the original investment amount. Heartland expects to pay $3.7 million in cash, all of which was accrued for as June 30, 2008, to repurchase the shares held by these minority stockholders.

Heartland continues to explore opportunities to expand its umbrella of independent community banks. Given the current problems in the banking industry, Heartland has changed its strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets Heartland currently is in, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers.  Additionally, management has asked the regulators to notify them when troubled institutions surface in Heartland’s existing markets. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

LIQUIDITY

Liquidity refers to Heartland’s ability to maintain a cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Investing activities from continuing operations used cash of $135.6 million during the first six months of 2008 compared to $134.4 million during the first six months of 2007. The proceeds from securities sales, paydowns and maturities was $186.9 million during the first six months of 2008 compared to $97.8 million during the first six months of 2007. Purchases of securities used cash of $303.3 million during the first six months of 2008 while $75.7 million was used for securities purchases during the first six months of 2007. A larger portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth during the first six months of 2007. Net loans and leases experienced an increase of $18.5 million during the first six months of 2008 compared to an increase of $145.3 million during the first six months of 2007.

Financing activities from continuing operations provided cash of $115.0 million during the first six months of 2008 compared to $124.1 million during the first six months of 2007. There was a net increase in deposit accounts of $32.6 million during the first six months of 2008 compared to $87.2 million during the same six months of 2007. Activity in short-term borrowings used cash of $91.0 million during the first six months of 2008 compared to providing of cash of $258 thousand during the first six months of 2007. Cash proceeds from other borrowings were $201.9 million during the first six months of 2008 compared to $62.0 million during the first six months of 2007. Repayment of other borrowings used cash of $21.5 million during the first six months of 2008 compared to $17.8 million during the first six months of 2007.

Total cash provided by operating activities from continuing operations was $15.0 million during the first six months of 2008 compared to $6.7 million during the first six months of 2007. Cash used for the payment of income taxes was $7.2 million during the first six months of 2008 compared to $13.7 million during the first six months of 2007. The larger payment in 2007 resulted from the sale of Heartland’s fleet leasing subsidiary, ULTEA, Inc., during the fourth quarter of 2006.

The totals previously discussed did not include the cash flows related to the discontinued operations at the Broadus branch. Net cash provided from investing activities of discontinued operations of the Broadus branch was $22.6 million during the first six months of 2007. Financing activities from the discontinued operations of the Broadus branch used cash of $32.5 million during the first six months of 2007. Relative to operating activities, cash provided from the discontinued operations of the Broadus branch was $10 thousand during the first six months of 2007.

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

At June 30, 2008, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $60.0 million, of which $26.0 million had been borrowed. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At June 30, 2008, Heartland was in compliance with the covenants contained in the credit agreement.

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

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at June 30, 2008 and 2007, provided the following results:

	2008		2007
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$113,836	(0.60)%	$99,366	(3.10)%
Base	$114,518		$102,543
Up 200 Basis Points	$112,843	(1.46)%	$102,170	(0.36)%

Year 2
Down 100 Basis Points	$109,814	(4.11)%	$95,327	(7.04)%
Base	$115,117	0.52%	$104,108	1.53%
Up 200 Basis Points	$114,979	0.40%	$103,747	1.17%

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2008, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended June 30, 2008, of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
04/01/08- 04/30/08	18,370	$19.98	18,370	$4,627,710
05/01/08- 05/31/08	69,227	$23.05	69,227	$4,766,557
06/01/08- 06/30/08	52,690	$18.99	52,690	$2,895,866
Total:	140,287	$21.12	140,287	N/A

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Heartland’s annual meeting of stockholders was held on May 21, 2008. At the meeting, James F. Conlan and Thomas L. Flynn were elected to serve as Class III directors (term expires in 2011). Continuing as Class I directors (term expires in 2009) are Lynn B. Fuller and John W. Cox, Jr. Continuing as Class II directors (term expires in 2010) are Mark C. Falb, James R. Hill and John K. Schmidt. Additionally, the stockholders approved the appointment of KPMG LLP as Heartland's independent registered public accountants for the year ending December 31, 2008.

There were 16,385,343.499 issued and outstanding shares of common stock entitled to vote at the annual meeting.  The voting results on the above described items were as follows:

Election of Directors
	For	Withheld
James F. Conlan	13,316,262.700	123,305.458
Thomas L. Flynn	13,324,092.213	114,475.945

	For	Against	Abstain	Broker Non-Votes
Appointment of KPMG LLP	13,409,941.649	9,771.000	18,855.509	2,946,775.341

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including four subsequent amendments effective January 1, 2002, May 1, 2002, September 16, 2003 and December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.2
Form of Executive Supplemental Life Insurance Plan effective January 20, 2004, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including a subsequent amendment effective December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.3
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries (incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.4
Second Amendment to Amended and Restated Credit Agreement among Heartland Financial USA, Inc. and The Northern Trust Company and U.S. Bank National Association, dated as of April 28, 2008 (incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.5
Third Amendment to Amended and Restated Credit Agreement among Heartland Financial USA, Inc. and The Northern Trust Company, U.S. Bank National Association and JPMorgan Chase Bank, N.A., dated as of June 30, 2008.

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

Dated: August 11, 2008