Form 10-Q
period 2008-09-30
HEARTLAND FINANCIAL USA INC
filed 2008-11-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Large accelerated filer ☐                                                                   Accelerated filer ☑                                      Non-accelerated filer ☐    Smaller reporting company ☐
                            (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 6, 2008, the Registrant had outstanding 16,248,625 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$30,537	$46,468
Federal funds sold and other short-term investments	36,537	364
Cash and cash equivalents	67,074	46,832
Securities:
Trading, at fair value	1,962	1,888
Available for sale, at fair value (cost of $741,243 at September 30, 2008, and $672,499 at December 31, 2007)	733,820	682,383
Held to maturity, at cost (fair value of $23,574 at September 30, 2008, and $5,754 at December 31, 2007)	24,361	5,678
Loans held for sale	9,812	12,679
Gross loans and leases:
Held to maturity	2,364,259	2,280,167
Allowance for loan and lease losses	(34,845)	(32,993)
Loans and leases, net	2,329,414	2,247,174
Premises, furniture and equipment, net	120,225	120,285
Other real estate, net	9,387	2,195
Goodwill	40,207	40,207
Other intangible assets, net	8,332	8,369
Cash surrender value on life insurance	55,684	55,532
Other assets	45,704	40,904
TOTAL ASSETS	$3,445,982	$3,264,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$373,193	$381,499
Savings	1,042,364	855,036
Time	1,152,350	1,139,764
Total deposits	2,567,907	2,376,299
Short-term borrowings	176,543	354,146
Other borrowings	440,146	263,607
Accrued expenses and other liabilities	36,074	39,474
TOTAL LIABILITIES	3,220,670	3,033,526
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized, 184,000 shares; none issued or outstanding)	-	-
Series A Junior participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)	-	-
Common stock (par value $1 per share; authorized, 20,000,000 shares; issued 16,611,671 shares at September 30, 2008, and December 31, 2007)	16,612	16,612
Capital surplus	37,701	37,269
Retained earnings	182,227	173,891
Accumulated other comprehensive income (loss)	(4,043)	6,506
Treasury stock at cost (358,780 shares at September 30, 2008, and 184,655 shares at December 31, 2007)	(7,185)	(3,678)
TOTAL STOCKHOLDERS’ EQUITY	225,312	230,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,445,982	$3,264,126

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)
	Quarter Ended		Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
INTEREST INCOME:
Interest and fees on loans and leases	$40,990	$47,406	$124,444	$140,712
Interest on securities:
Taxable	8,228	5,446	22,728	16,010
Nontaxable	1,670	1,513	4,996	4,414
Interest on federal funds sold and other short-term investments	85	310	267	310
Interest on interest bearing deposits in other financial institutions	3	2	10	20
TOTAL INTEREST INCOME	50,976	54,677	152,445	161,466
INTEREST EXPENSE:
Interest on deposits	15,622	20,477	48,375	58,325
Interest on short-term borrowings	776	2,764	4,049	10,545
Interest on other borrowings	4,692	4,199	13,562	10,762
TOTAL INTEREST EXPENSE	21,090	27,440	65,986	79,632
NET INTEREST INCOME	29,886	27,237	86,459	81,834
Provision for loan and lease losses	7,083	575	14,213	6,769
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	22,803	26,662	72,246	75,065
NONINTEREST INCOME:
Service charges and fees, net	3,125	2,861	8,620	8,287
Loan servicing income	1,094	1,068	3,585	3,103
Trust fees	2,070	2,089	6,159	6,265
Brokerage and insurance commissions	942	820	2,717	2,158
Securities gains, net	5	31	1,015	303
Gain (loss) on trading account securities, net	(33)	(7)	(467)	80
Impairment loss on securities	(4,688)	-	(4,804)	-
Gains on sale of loans	295	604	1,279	2,051
Income (loss) on bank owned life insurance	(247)	595	596	1,212
Gain on sale of merchant credit card services	5,200	-	5,200	-
Other noninterest income	117	(145)	772	161
TOTAL NONINTEREST INCOME	7,880	7,916	24,672	23,620
NONINTEREST EXPENSES:
Salaries and employee benefits	15,000	14,301	44,459	42,680
Occupancy	2,262	2,004	6,799	5,941
Furniture and equipment	1,662	1,669	5,201	5,124
Outside services	3,096	2,374	8,254	7,011
Advertising	1,012	886	2,853	2,694
Intangible assets amortization	236	241	708	652
Other noninterest expenses	3,392	3,272	9,588	9,970
TOTAL NONINTEREST EXPENSES	26,660	24,747	77,862	74,072
INCOME BEFORE INCOME TAXES	4,023	9,831	19,056	24,613
Income taxes	1,018	2,906	5,081	7,403
INCOME FROM CONTINUING OPERATIONS	3,005	6,925	13,975	17,210
Discontinued operations:
Income from discontinued operations before income taxes	-	-	-	2,756
Income taxes	-	-	-	1,085
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	1,671
NET INCOME	$3,005	$6,925	$13,975	$18,881
EARNINGS PER COMMON SHARE – BASIC	$0.18	$0.42	$0.86	$1.15
EARNINGS PER COMMON SHARE – DILUTED	$0.18	$0.42	$0.85	$1.14
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC	$0.18	$0.42	$0.86	$1.04
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS– DILUTED	$0.18	$0.42	$0.85	$1.04
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.09	$0.30	$0.27

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2007	$16,572	$37,963	$154,308	$868	$-	$209,711
Net income			18,881			18,881
Unrealized gain (loss) on securities available for sale arising during the period				2,184		2,184
Unrealized gain (loss) on derivatives arising during the period				235		235
Reclassification adjustment for net security gains realized in net income				(303)		(303)
Income taxes				(786)		(786)
Comprehensive income						20,211
Cash dividends declared:
Common, $0.27 per share			(4,411)			(4,411)
Purchase of 303,786 shares of common stock					(7,832)	(7,832)
Issuance of 184,360 shares of common stock	40	(1,801)			5,174	3,413
Commitments to issue common stock		1,183				1,183
Balance at September 30, 2007	$16,612	$37,345	$168,778	$2,198	$(2,658)	$222,275

Balance at December 31, 2007	$16,612	$37,269	$173,891	$6,506	$(3,678)	$230,600
Cumulative effect from adoption of EITF 06-4			(791)			(791)
Balance at January 1, 2008	16,612	37,269	173,100	6,506	(3,678)	229,809
Net income			13,975			13,975
Unrealized gain (loss) on securities available for sale arising during the period				(21,096)		(21,096)
Unrealized gain (loss) on derivatives arising during the period				563		563
Reclassification adjustment for net security losses realized in net income				3,789		3,789
Income taxes				6,195		6,195
Comprehensive income						3,426
Cash dividends declared:
Common, $0.30 per share			(4,848)			(4,848)
Purchase of 306,864 shares of common stock					(6,126)	(6,126)
Issuance of 132,739 shares of common stock		(444)			2,619	2,175
Commitments to issue common stock		876				876
Balance at September 30, 2008	$16,612	$37,701	$182,227	$(4,043)	$(7,185)	$225,312

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,975	$18,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,028	6,635
Provision for loan and lease losses	14,213	6,769
Net amortization of premium on securities	(330)	143
Securities gains, net	(1,015)	(303)
Increase in trading account securities	(74)	(471)
Loss on impairment of securities	4,804	-
Stock-based compensation	876	1,183
Loans originated for sale	(203,758)	(233,626)
Proceeds on sales of loans	207,904	241,460
Net gains on sales of loans	(1,279)	(2,051)
(Increase) decrease in accrued interest receivable	1,538	(422)
Decrease in accrued interest payable	(3,626)	(745)
Other, net	(12,847)	(16,702)
Net cash provided by operating activities – continuing operations	27,409	20,751
Net cash provided by operating activities – discontinued operations	-	10
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,409	20,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	131,482	36,897
Proceeds from the maturity of and principal paydowns on securities available for sale	133,869	118,820
Proceeds from the maturity of and principal paydowns on securities held to maturity	121	24
Purchase of securities available for sale	(337,576)	(183,024)
Purchase of securities held to maturity	(18,782)	(1,157)
Net increase in loans and leases	(92,645)	(121,548)
Purchase of bank owned life insurance policies	-	(20,500)
Capital expenditures	(6,544)	(16,925)
Proceeds on sale of OREO and other repossessed assets	1,349	359
Net cash used by investing activities – continuing operations	(188,726)	(187,054)
Net cash provided by investing activities – discontinued operations	-	22,631
NET CASH USED BY INVESTING ACTIVITIES	(188,726)	(164,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	179,022	38,824
Net increase in time deposit accounts	12,586	101,509
Net decrease in short-term borrowings	(177,603)	(17,061)
Proceeds from other borrowings	221,972	62,114
Repayments of other borrowings	(45,433)	(17,921)
Purchase of treasury stock	(6,126)	(7,832)
Proceeds from issuance of common stock	1,723	2,568
Excess tax benefits on exercised stock options	266	845
Dividends paid	(4,848)	(4,411)
Net cash provided by financing activities – continuing operations	181,559	158,635
Net cash used by financing activities – discontinued operations	-	(32,525)
NET CASH PROVIDED BY FINANCING ACTIVITIES	181,559	126,110
Net increase (decrease) in cash and cash equivalents	20,242	(17,552)
Cash and cash equivalents at beginning of year	46,832	49,143
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,074	$31,591
Supplemental disclosures:
Cash paid for income/franchise taxes	$7,646	$16,668
Cash paid for interest	$69,612	$80,377
Securities transferred from available for sale to trading	$541	$-
Acquisition:
Net assets acquired	$-	$650
Cash paid for acquisition	$-	$(50)
Cash acquired	-	-
Net cash paid for acquisition	$-	$(50)

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2008, are not necessarily indicative of the results expected for the year ending December 31, 2008.

Earnings Per Share

Basic earnings per share is determined using net income and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	Sept. 30, 2008	Sept. 30, 2007
Net income	$3,005	$6,925
Weighted average common shares outstanding for basic earnings per share	16,264	16,447
Assumed incremental common shares issued upon exercise of stock options	91	97
Weighted average common shares for diluted earnings per share	16,355	16,544
Earnings per common share – basic	$0.18	$0.42
Earnings per common share – diluted	$0.18	$0.42

	Nine Months Ended
(Dollars and numbers in thousands, except per share data)	Sept. 30, 2008	Sept. 30, 2007
Income from continuing operations	$13,975	$17,210
Income from discontinued operations	-	1,671
Net income	$13,975	$18,881
Weighted average common shares outstanding for basic earnings per share	16,315	16,487
Assumed incremental common shares issued upon exercise of stock options	77	133
Weighted average common shares for diluted earnings per share	16,392	16,620
Earnings per common share – basic	$0.86	$1.15
Earnings per common share – diluted	$0.85	$1.14
Earnings per common share from continuing operations – basic	$0.86	$1.04
Earnings per common share from continuing operations – diluted	$0.85	$1.04
Earnings per common share from discontinued operations – basic	$-	$0.10
Earnings per common share from discontinued operations – diluted	$-	$0.10

Stock-Based Compensation

Options are typically granted annually with an expiration date ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The 2008 standard stock option agreement provides that the options become fully exercisable and expire if not exercised within six months of the date of retirement at age 65 or later. Prior period stock option agreements included early retirement provisions at age 55 provided that the officer has provided ten years of service to Heartland. A summary of the status of the stock options as of September 30, 2008 and 2007, and changes during the nine months ended September 30, 2008 and 2007, follows:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	733,012	$18.61	815,300	$14.46
Granted	164,400	18.60	146,750	29.65
Exercised	(98,549)	11.56	(194,788)	9.86
Forfeited	(16,000)	24.96	(14,500)	25.24
Outstanding at September 30	782,863	$19.36	752,762	$18.40
Options exercisable at September 30	277,713	$13.60	300,554	$11.60
Weighted-average fair value of options granted during the nine-month periods ended September 30	$4.81		$7.69

At September 30, 2008, the vested options totaled 277,713 shares with a weighted average exercise price of $13.60 per share and a weighted average remaining contractual life of 3.79 years. The intrinsic value for the vested options as of September 30, 2008, was $3.2 million. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2008, was $1.3 million, and the total fair value of shares vested during the nine months ended September 30, 2008, was $876 thousand. At September 30, 2008, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 474,810.

The fair value of the 2008 and 2007 stock options granted was estimated utilizing the Black Scholes valuation model. The fair value of a share of common stock on the grant date of the 2008 options was $18.60. The fair value of a share of common stock on the grant date of the 2007 options was $27.85. Significant assumptions include:

	2008	2007
Risk-free interest rate	3.10%	4.74%
Expected option life	6.4 years	6.2 years
Expected volatility	26.96%	24.20%
Expected dividends	1.99%	1.25%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the nine months ended September 30, 2008, was $1.1 million, with a related tax benefit of $266 thousand. Cash received from options exercised for the nine months ended September 30, 2007, was $1.9 million, with a related tax benefit of $845 thousand.

Total compensation costs recorded were $864 thousand and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of September 30, 2008, there was $2.8 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2012.

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

Effect of New Financial Accounting Standards

In September 2006, the Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee and requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Heartland adopted EITF 06-4 on January 1, 2008, which resulted in a $791 thousand adjustment to Heartland’s equity on January 1, 2008.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Heartland is currently evaluating the impact of FAS 161 on its consolidated financial statement disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented inconformity with GAAP in the United States (the “U.S. GAAP hierarchy”). The current U.S. GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement of Auditing Standard No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB has concluded that the U.S. GAAP hierarchy should reside in the accounting literature established by the FASB and issued FAS 162 to achieve that result. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Interim Auditing Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Heartland does not expect the adoption of FAS 162 to have an impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities, which clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively. Early application is not permitted. Heartland does not expect the adoption of FSP EITF 03-6-1 to have an impact on its consolidated financial statements as none of its unvested restricted stock participates with common shareholders in dividends declared and paid.

In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FAS 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Heartland adopted this guidance effective September 30, 2008, and the adoption did not have an impact on its consolidated financial statements.

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

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2008, and December 31, 2007, are presented in the table below, in thousands:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,757	$6,882	$9,757	$6,252
Mortgage servicing rights	7,641	3,058	6,505	2,592
Customer relationship intangible	1,177	303	1,177	226
Total	$18,575	$10,243	$17,439	$9,070
Unamortized intangible assets		$8,332		$8,369

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2008. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at September 30, 2008, or December 31, 2007. The fair value of Heartland’s mortgage servicing rights was estimated at $7.6 million and $6.4 million at September 30, 2008, and December 31, 2007, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ending December 31, 2008	$216	$339	$26	$581

Year ending December 31,
2009	748	1,212	102	2,062
2010	465	1,010	100	1,575
2011	450	808	99	1,357
2012	421	607	55	1,083
2013	405	404	45	854
Thereafter	170	203	447	820

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

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matures on April 4, 2009.  Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of September 30, 2008, and December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $502 thousand and $391 thousand, respectively.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of September 30, 2008, and December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $741 thousand and $387 thousand, respectively.

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

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap has an effective date of February 1, 2007, and a maturity date of January 7, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest deferral feature that is mirrored in the cap transaction. As of September 30, 2008, and December 31, 2007, this cap transaction had no fair market value.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of March 17, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2008, and December 31, 2007, this cap transaction had no fair market value.

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2008, the fair market value of this cap transaction was recorded as an asset of $230 thousand.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2008, the fair market value of this cap transaction was recorded as an asset of $59 thousand.

For both the collar and cap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in the fair value were included in the assessment of hedge effectiveness. No ineffectiveness was recognized for the cash flow hedge transactions for the nine months ended September 30, 2008.

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on the collar transaction of $212 thousand and a reclassification of unrealized losses out of other comprehensive income to earnings of $14 thousand. During the quarter ended June 30, 2008, the mark to market adjustment on this collar transaction was recorded as a loss of $173 thousand. During the quarter ended September 30, 2008, the mark to market adjustment on this collar transaction was recorded as a gain of $63 thousand.

For the nine months ended September 30, 2008, the change in net unrealized gains of $563 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $203 thousand.  For the nine months ended September 30, 2007, the change in net unrealized losses of $235 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $87 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the nine months ended September 30, 2008, the change in net unrealized losses on cash flow hedges reflects a reclassification of $63 thousand of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $84 thousand will be reclassified from accumulated other comprehensive income to interest income.

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

Assets

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. Level 3 securities consist primarily of auction rate securities. Heartland has utilized auction rate securities in previous periods as a higher-yielding alternative investment for fed funds. Heartland purchased $10.7 million of auction rate securities in February of 2008. This portfolio consisted of securities issued by various state governmental entities and includes securities backed by student loans that are guaranteed under the Federal Family Education Loan Program. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 28 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then present holders of the instruments continue to hold them and the instrument carries an interest rate based upon certain predefined formulas. In February 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market causing the traditional auction process to fail. As a result, Heartland was not able to access these funds until the securities were redeemed by the issuer. Due to the illiquidity in the market for auction rate securities, Heartland had classified these investments as Level 3 for purposes of reporting under FAS 157. In April 2008, $1.0 million of the $10.7 million was redeemed at par value and in September 2008, the remaining $9.7 million was redeemed at par value. All of the related auction rate securities paid interest as defined by the predetermined formula. The remaining $200 thousand of securities classified as Level 3 is related to an investment in a partnership.

Trading Assets

Trading assets are recorded at fair value and consist of securities held for trading purposes. The valuation method for trading securities is the same as the methodology used for securities classified as available for sale.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, Heartland classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

Loans Held to Maturity

Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Under Heartland’s credit policies, all nonaccrual loans are defined as impaired loans. Once a loan is identified as individually impaired, management measures impairment in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At September 30, 2008, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Heartland records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Heartland records the impaired loan as nonrecurring Level 3.

Derivative Financial Instruments

Currently, Heartland uses interest rate caps, floors and collars to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of FAS No. 157, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents, in thousands, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value Sept. 30, 2008	Level 1	Level 2	Level 3

Trading securities	$1,962	$1,962	$-	$-
Available-for-sale securities	733,820	113,320	620,300	200
Derivative assets	1,244	-	1,244	-
Total assets at fair value	$737,026	$115,282	$621,544	$200

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

Fair Value
Balance at January 1, 2008	$200
Purchases	10,700
Redemptions	(10,700)
Balance at September 30, 2008	$200

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis, in thousands:

	Carrying Value at September 30, 2008				Nine Months Ended Sept. 30, 2008
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$23,890	$-	$-	$23,890	$4,147

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2008. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

Net income was $3.0 million, or $0.18 per diluted share, for the quarter ended September 30, 2008, compared to $6.9 million, or $0.42 per diluted share, earned during the third quarter of 2007. Return on average equity was 5.26 percent and return on average assets was 0.35 percent for the third quarter of 2008, compared to 12.72 percent and 0.86 percent, respectively, for the same quarter in 2007.

Earnings for the third quarter of 2008 were significantly impacted by the provision for loan losses, which was $7.1 million for the third quarter of 2008 compared to $575 thousand for the third quarter of 2007. This increase in the loan loss provision was due, in large part, to the continued softening of the economy and reduced real estate values, particularly in the Phoenix market. Earnings in the third quarter of 2008 were also negatively impacted by a $4.6 million impairment loss on Fannie Mae preferred stock, which was offset by a $5.2 million gain on the sale of Heartland’s merchant bankcard processing services.

Net interest margin was 3.96 percent during the third quarter of 2008, the third straight quarter that net interest margin improved. During the third quarter of 2008, net interest income on a tax-equivalent basis increased $2.7 million or 10 percent compared to the same quarter in 2007. Average earning assets increased $209.4 million or 7 percent during the comparable quarterly periods. Noninterest income remained at $7.9 million during both the third quarter of 2008 and 2007. In addition to the $5.2 million gain on the sale of the merchant bankcard processing services, the other category showing notable improvement during the third quarter of 2008 was service charges and fees. The additional income in these categories was partially offset by $4.7 million of impairment losses on securities, decreased gains on sale of loans and a loss on the cash surrender value of bank owned life insurance. For the third quarter of 2008, noninterest expense increased $1.9 million or 8 percent from the same period in 2007. The largest component of noninterest expense, salaries and employee benefits, increased $699 thousand or 5 percent during the third quarter of 2008 compared to the third quarter of 2007. Occupancy expense increased during the quarter, primarily as a result of the opening of six new banking offices during 2007 and the 2008 opening of Heartland’s 10th bank subsidiary, Minnesota Bank & Trust. The other category of noninterest expense that increased significantly during the third quarter of 2008 was outside services, resulting primarily from additional legal fees related to collection efforts on nonperforming loans and additional Federal Deposit Insurance Corporation (“FDIC”) assessments as a majority of the FDIC credits at Heartland’s bank subsidiaries were utilized during 2007.

Net income recorded for the first nine months of 2008 was $14.0 million, or $0.85 per diluted share, compared to $18.9 million, or $1.14 per diluted share, recorded during the first nine months of 2007. Return on average equity was 8.04 percent and return on average assets was 0.56 percent for the first nine months of 2008, compared to 11.89 percent and 0.80 percent, respectively, for the same period in 2007.

The 2007 results were impacted by the sale of Rocky Mountain Bank’s branch banking office in Broadus, Montana, which was completed on June 22, 2007. The results of operations of the branch are reflected on the income statement as discontinued operations for the nine-month period ended on September 30, 2007, which included a $2.4 million pre-tax gain recorded as a result of the sale. Income from continuing operations during the first nine months of 2008 was $14.0 million, or $0.85 per diluted share, a decrease of $3.2 million or 19 percent over the $17.2 million, or $1.04 per diluted share, earned during the same period in 2007. The provision for loan losses for the nine-month comparative period was $14.2 million during 2008 compared to $6.8 million during 2007. The provision for loan losses increased as a result of loan growth, an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses. The nine-month performance during 2008 was positively affected by increased net interest income and growth in noninterest income.

For the nine-month period ended September 30, 2008, net interest income on a tax-equivalent basis increased $4.7 million or 6 percent when compared to the same period in 2007. During this same nine-month comparative period, Heartland’s average earning assets increased $198.2 million or 7 percent. Noninterest income increased $1.1 million or 4 percent over the same nine-month period in 2007. In addition to the $5.2 million gain on the sale of merchant bankcard processing services, noninterest income during the first nine months of 2008 was positively affected by growth in service charges and fees, loan servicing income, brokerage and insurance commissions and securities gains. The improvements in these categories were partially offset by $4.8 million of impairment losses on securities and increased losses on trading account securities, reduced gains on sale of loans and a loss in the cash surrender value of bank owned life insurance. For the nine-month comparative period in 2008, noninterest expense increased $3.8 million or 5 percent when compared to the same nine-month period in 2007. Again, the largest component of noninterest expense, salaries and employee benefits, grew by $1.8 million or 4 percent during this nine-month comparative period. Occupancy expense increased during the nine-month comparative periods, primarily as a result of the aforementioned expansion activities. The other category of noninterest expense that increased significantly during the 2008 nine-month period was outside services, resulting primarily from the aforementioned additional legal fees and FDIC assessments.

At September 30, 2008, total assets had increased $181.9 million or 7 percent annualized since year-end 2007. For the same period, total loans and leases increased $84.1 million or 5 percent annualized. This growth was primarily distributed among the commercial, agricultural and consumer loan categories at $39.8 million, $19.7 million and $25.0 million, respectively. In order to provide the investing community with a perspective on how the growth in both loans and deposits during the first nine months of the year equates to performance on an annualized basis, the growth rates on these two categories have been reflected as an annualized percentage throughout this report. These annualized numbers were calculated by multiplying the growth percentage for the first nine months of the year by 1.33.

Total deposits had grown by $191.6 million or 11 percent annualized since year-end 2007. Growth in deposits was weighted more heavily in Heartland’s Western markets. Demand deposits experienced a decrease of $8.3 million or 3 percent annualized since year-end 2007. Savings deposit balances experienced an increase of $187.3 million or 29 percent annualized since year-end 2007. Time deposits, exclusive of brokered deposits, remained at $1.1 billion. At September 30, 2008, brokered time deposits totaled $81.9 million or 3 percent of total deposits compared to $69.0 million or 3 percent of total deposits at year-end 2007. A large portion of the growth in savings deposits is attributable to the January 2008 introduction of a new retail interest-bearing checking account product, the third quarter 2008 introduction of a premium money market account that featured a teaser interest rate of 5 percent through year-end 2008 and the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product initially rolled out to business depositors during the second quarter of 2008.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.96 percent during the third quarter of 2008 compared to 3.87 percent for the third quarter of 2007. For the nine-month periods ended on September 30, net interest margin, expressed as a percentage of average earning assets, was 3.92 percent during 2008 and 3.98 percent during 2007. Affecting the net interest margin throughout the second half of 2007 and first nine months of 2008 was the impact of foregone interest on Heartland’s nonperforming loans, which had balances of $43.9 million at September 30, 2008, compared to $31.8 million at year-end 2007 and $30.4 million at September 30, 2007. Additionally, early in the third quarter of 2007, a $20.5 million investment was made in bank owned life insurance upon which interest expense associated with the funding of this investment is reflected in net interest margin while the corresponding earnings on this investment are recorded as noninterest income.

Net interest income on a tax-equivalent basis totaled $30.9 million during the third quarter of 2008, an increase of $2.7 million or 10 percent from the $28.2 million recorded during the third quarter of 2007. For the nine-month period during 2008, net interest income on a tax-equivalent basis was $89.3 million, an increase of $4.7 million or 6 percent from the $84.6 million recorded during the first nine months of 2007. These increases occurred as Heartland’s interest bearing liabilities repriced downward more quickly than its interest bearing assets. Also contributing to these increases was the $209.4 million or 7 percent growth in average earning assets during the third quarter of 2008 compared to the same quarter in 2007 and the $198.2 million or 7 percent growth in average earning assets during the first nine months of 2008 compared to the same nine months of 2007.

On a tax-equivalent basis, interest income in the third quarter of 2008 totaled $52.0 million compared to $55.6 million in the third quarter of 2007, a decrease of $3.6 million or 7 percent. For the first nine months of 2008, interest income on a tax-equivalent basis decreased $8.9 million or 5 percent over the same period in 2007. Nearly half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. The national prime interest rate was 8.25 percent for the first eight months of 2007. During the first nine months of 2008, the national prime interest rate decreased 225 basis points, ranging from 7.25 percent on January 1, 2008, to 5.00 percent on September 30, 2008. A large portion of Heartland’s floating rate loans that reprice immediately have a floor interest rate which they have now met. Additionally, Heartland has two $50.0 million derivative transactions on the loan portfolio that are at their floor interest rates. Accordingly, management believes the negative impact of further reductions in the national prime interest rate on Heartland’s interest income in future periods should be softened.

Interest expense for the third quarter of 2008 was $21.1 million compared to $27.4 million in the third quarter of 2007, a decrease of $6.3 million or 23 percent. On a nine-month comparative basis, interest expense decreased $13.6 million or 17 percent. Interest rates paid on Heartland’s deposits and borrowings were significantly lower during the first nine months of 2008 compared to the first nine months of 2007. Through the third quarter, Heartland experienced a reduction in funding costs as higher rate certificates of deposit rolled over at lower rates. Management believes deposit costs will begin to level off as competitor banks seeking to improve their liquidity positions push rates upward. Approximately 51 percent of Heartland’s certificate of deposit accounts, at a weighted average rate of 3.39 percent, will mature within the next six months.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland’s net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Item 3 of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations.

In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income on the loan portfolio, Heartland has certain derivative transactions currently open: a five-year collar transaction on a notional $50.0 million entered into in September 2005 and a three-year collar transaction on a notional $50.0 million entered into in April 2006. Additionally, in August 2006, Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement in the amount of $50.0 million initially had a variable interest rate that reset quarterly to the 3-month LIBOR rate plus 29.375 basis points. Within this contract was an interest floor option that resulted when the 3-month LIBOR rate fell to 4.40 percent or lower. If that situation occurred, the rate paid would have been decreased by two times the difference between the 3-month LIBOR rate and 4.40 percent. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was nearly equivalent to the interest rate being paid on the repurchase agreement contract. As the general level of interest rates declined during 2007, this transaction was restructured to reduce the risk of rising rates in the future. The unrealized gains were utilized to reduce the maximum rate to 3.06 percent until August 28, 2009, when it is callable. If not called, the funding will remain in place until November 28, 2010. Within this contract is an interest rate cap option that will reduce the interest rate being paid when the 3-month LIBOR rate exceeds 5.15 percent.

On February 1, 2007, Heartland entered into two interest rate cap transactions on a total notional amount of $45.0 million to reduce the potentially negative impact an upward rate environment would have on net interest income. These two-year contracts were acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.50 percent and were designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with two of its trust preferred capital securities. On January 15, 2008, Heartland entered into another interest rate cap transaction on a notional amount of $20.0 million to further reduce the potentially negative impact an upward rate environment would have on net interest income. This fifty-five month contract was acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.12 percent and was designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with another of its trust preferred capital securities. Additionally, on March 28, 2008, Heartland entered into a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to extend the maturity date on a portion of the February 2007 transactions. This cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5 percent on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5 percent. Note 4 to the consolidated financial statements contains additional information about Heartland’s derivative transactions.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended September 30, 2008 and 2007 (Dollars in thousands)
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$622,376	$8,228	5.26%	$474,366	$5,446	4.55%
Nontaxable[1]	153,996	2,441	6.31	136,834	2,271	6.58
Total securities	776,372	10,669	5.47	611,200	7,717	5.01
Interest bearing deposits	654	3	1.82	764	2	1.04
Federal funds sold	18,419	85	1.84	24,180	310	5.09
Loans and leases:
Commercial and commercial real estate[1]	1,651,002	26,910	6.48	1,609,044	31,757	7.83
Residential mortgage	223,267	3,570	6.36	239,447	4,069	6.74
Agricultural and agricultural real estate[1]	241,541	4,191	6.90	227,630	4,650	8.10
Consumer	216,651	5,081	9.33	199,823	5,351	10.62
Direct financing leases, net	7,078	105	5.90	11,320	171	5.99
Fees on loans	-	1,356	-	-	1,589	-
Less: allowance for loan and lease losses	(34,776)	-	-	(32,647)	-	-
Net loans and leases	2,304,763	41,213	7.11	2,254,617	47,587	8.37
Total earning assets	3,100,208	$51,970	6.67%	2,890,761	$55,616	7.63%
NONEARNING ASSETS	298,991			285,954
TOTAL ASSETS	$3,399,199			$3,176,715
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$981,108	$4,777	1.94%	$850,988	$6,021	2.81%
Time, $100,000 and over	374,170	3,527	3.75	305,748	3,848	4.99
Other time deposits	759,999	7,318	3.83	888,706	10,608	4.74
Short-term borrowings	184,800	776	1.67	243,820	2,764	4.50
Other borrowings	449,927	4,692	4.15	269,198	4,199	6.19
Total interest bearing liabilities	2,750,004	21,090	3.05%	2,558,460	27,440	4.26%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	384,711			369,716
Accrued interest and other liabilities	37,373			32,501
Total noninterest bearing liabilities	422,084			402,217
STOCKHOLDERS’ EQUITY	227,111			216,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,399,199			$3,176,715
Net interest income[1]		$30,880			$28,176
Net interest spread[1]			3.62%			3.38%
Net interest income to total earning assets[1]			3.96%			3.87%
Interest bearing liabilities to earning assets	88.70%			88.50%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the nine months ended September 30, 2008 and 2007 (Dollars in thousands)
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$607,082	$22,728	5.00%	$468,616	$16,010	4.57%
Nontaxable[1]	150,803	7,330	6.49	132,831	6,677	6.72
Total securities	757,885	30,058	5.30	601,447	22,687	5.04
Interest bearing deposits	494	10	2.70	683	20	3.92
Federal funds sold	15,579	267	2.29	7,490	310	5.53
Loans and leases:
Commercial and commercial real estate[1]	1,629,584	82,133	6.73	1,590,559	94,567	7.95
Residential mortgage	222,359	10,779	6.48	243,299	12,399	6.81
Agricultural and agricultural real estate[1]	236,537	12,855	7.26	225,606	13,728	8.14
Consumer	207,116	14,909	9.62	196,110	15,482	10.55
Direct financing leases, net	7,926	353	5.95	12,553	560	5.96
Fees on loans	-	3,966	-	-	4,500	-
Less: allowance for loan and lease losses	(33,504)	-	-	(32,012)	-	-
Net loans and leases	2,270,018	124,995	7.36	2,236,115	141,236	8.44
Total earning assets	3,043,976	$155,330	6.82%	2,845,735	$164,253	7.72%
NONEARNING ASSETS	297,229			290,299
TOTAL ASSETS	$3,341,205			$3,136,034
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$895,057	$12,575	1.88%	$825,967	$17,132	2.77%
Time, $100,000 and over	326,038	10,091	4.13	282,393	10,394	4.92
Other time deposits	821,894	25,709	4.18	878,808	30,799	4.69
Short-term borrowings	246,735	4,049	2.19	291,941	10,545	4.83
Other borrowings	410,427	13,562	4.41	234,186	10,762	6.14
Total interest bearing liabilities	2,700,151	65,986	3.26%	2,513,295	79,632	4.24%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	368,873			357,679
Accrued interest and other liabilities	40,094			52,721
Total noninterest bearing liabilities	408,967			410,400
STOCKHOLDERS’ EQUITY	232,087			212,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,341,205			$3,136,034
Net interest income[1]		$89,344			$84,621
Net interest spread[1]			3.55%			3.48%
Net interest income to total earning assets[1]			3.92%			3.98%
Interest bearing liabilities to earning assets	88.70%			88.32%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland’s opinion, an adequate allowance for loan and lease losses. During the third quarter of 2008, the provision for loan losses was $7.1 million, a significant increase over the provision for loan losses of $575 thousand recorded during the same quarter in 2007. The provision for loan losses for the nine-month comparative period was $14.2 million during 2008 compared to $6.8 million during 2007. The provision for loan losses increased during 2008 as a result of an increase in nonperforming loans, the continuing softening of the economy and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believed the allowance for loan and lease losses as of September 30, 2008, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

NONINTEREST INCOME
(Dollars in thousands)
	Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,125	$2,861	$264	9%
Loan servicing income	1,094	1,068	26	2
Trust fees	2,070	2,089	(19)	(1)
Brokerage and insurance commissions	942	820	122	15
Securities gains, net	5	31	(26)	(84)
Gain (loss) on trading account securities, net	(33)	(7)	(26)	(371)
Impairment loss on securities	(4,688)	-	(4,688)	(100)
Gains on sale of loans	295	604	(309)	(51)
Income (loss) on bank owned life insurance	(247)	595	(842)	(142)
Gain on sale of merchant credit card services	5,200	-	5,200	100
Other noninterest income	117	(145)	262	181
TOTAL NONINTEREST INCOME	$7,880	$7,916	$(36)	-%

	Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$8,620	$8,287	$333	4%
Loan servicing income	3,585	3,103	482	16
Trust fees	6,159	6,265	(106)	(2)
Brokerage and insurance commissions	2,717	2,158	559	26
Securities gains, net	1,015	303	712	235
Gain (loss) on trading account securities, net	(467)	80	(547)	(684)
Impairment loss on securities	(4,804)	-	(4,804)	(100)
Gains on sale of loans	1,279	2,051	(772)	(38)
Income (loss) on bank owned life insurance	596	1,212	(616)	(51)
Gain on sale of merchant credit card services	5,200	-	5,200	100
Other noninterest income	772	161	611	380
TOTAL NONINTEREST INCOME	$24,672	$23,620	$1,052	4%

Noninterest income remained at $7.9 million during the third quarters of both 2008 and 2007. A $5.2 million gain on the sale of Heartland’s merchant bankcard processing services to TransFirst LLC was included in the third quarter 2008 noninterest income. Also included in third quarter 2008 noninterest income was a $4.6 million impairment loss recorded on Heartland’s investment in perpetual preferred securities issued by Fannie Mae. For the first nine months of 2008, noninterest income increased $1.1 million or 4 percent over the same period in 2007. In addition to the $5.2 million gain on the sale of merchant bankcard processing services, noninterest income during the first nine months of 2008 was positively affected by increased service charges and fees, loan servicing income, brokerage and insurance commissions and securities gains. For both comparative periods, the improvements in the aforementioned categories were partially offset by $4.8 million of impairment losses on securities and increased losses on trading account securities, reduced gains on sale of loans and a reduction in the cash surrender value on bank owned life insurance.

Service charges and fees increased $264 thousand or 9 percent during the quarters under comparison. On a nine-month comparative basis, service charges and fees increased $333 thousand or 4 percent. Overdraft fees recorded during the third quarter of 2008 were $1.6 million compared to $1.4 million during the third quarter of 2007, an increase of $265 thousand or 19 percent. For the first nine months of 2008, overdraft fees were $4.4 million compared to $4.0 million during the same first nine months of 2007, an increase of $485 thousand or 12 percent. Growth in the number of checking accounts resulted in the increased overdraft fees. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $798 thousand during the third quarter of 2008 compared to $516 thousand during the third quarter of 2007, an increase of $282 thousand or 55 percent. For the nine-month comparative periods, these same revenues totaled $2.1 million during 2008 and $1.5 million during 2007, an increase of $640 thousand or 44 percent.  Included in service charges and fees are the fees generated from the issuance of bank credit cards. During the fourth quarter of 2007, Heartland sold its credit card portfolio. As a result of this sale, revenue resulting from activity on these credit cards decreased by $169 thousand or 83 percent during the third quarter of 2008 compared to the third quarter of 2007. On a nine-month comparative basis, the fees recorded as a result of activity on the bank-issued credit cards had decreased $526 thousand or 83 percent.

Loan servicing income increased $26 thousand or 2 percent during the quarters under comparison. On a nine-month comparative basis, loan servicing income increased $482 thousand or 16 percent. These increases were largely due to an increase in service fees collected on the mortgage loans Heartland sold into the secondary market while retaining servicing. Heartland’s portfolio of mortgage loans serviced for others totaled $703.3 million at September 30, 2008, compared to $617.9 million at September 30, 2007.

Brokerage and insurance commissions increased $122 thousand or 15 percent during the third quarter of 2008 and $559 thousand or 26 percent during the first nine months of 2008 compared to the same periods of 2007. The larger increase for the nine month comparative period was primarily a result of the March 2007 acquisition of brokerage personnel and a book of business by Summit Bank & Trust and the receipt by Dubuque Bank and Trust Company’s insurance agency of its annual insurance contingency that exceeded the prior year’s payment.

Impairment losses on securities deemed to be other than temporary totaled $4.7 million during the third quarter of 2008.  Nearly all of this loss was attributable to Heartland’s investment in perpetual preferred securities issued by Fannie Mae, which was included in securities available for sale at a cost of $5.1 million. At September 30, 2008, these securities were written down to their trading value of $541 thousand and transferred to the trading portfolio. Heartland does not hold any common or any other equity securities issued by Fannie Mae or Freddie Mac.

For the nine-month period ended on September 30, securities gains totaled $1.0 million during 2008 and $303 thousand during 2007. As the yield curve steepened and the spreads on mortgage-backed securities in comparison to government agency securities widened during the first six months of 2008, management elected to sell a portion of its agency securities at gains and replace them with mortgage-backed securities that provided enhanced yields.

Gains on sale of loans decreased $309 thousand or 51 percent during the third quarter of 2008 compared to the third quarter of 2007. For the first nine months of 2008, gains on sale of loans decreased $772 thousand or 38 percent compared to the same nine months of 2007. Heartland’s gains on sale of loans generally results from the sale of fifteen- and thirty-year, fixed-rate mortgage loans into the secondary market. Customer demand for these types of loans has decreased during 2008 as economic conditions softened.

The change in cash surrender value on bank owned life insurance resulted in a loss of $247 thousand for the third quarter of 2008 compared to income of $595 thousand during the same quarter of 2007. On a nine-month comparative basis, income on bank owned life insurance was $596 thousand in 2008 compared to $1.2 million in 2007. A large portion of Heartland’s bank owned life insurance is held in a separate account product that experienced significant market value declines during the third quarter of 2008.

Other noninterest income increased $262 thousand or 181 percent during the third quarter of 2008 compared to the third quarter of 2007. For the first nine months of 2008, other noninterest income increased $611 thousand or 380 percent over the same period in 2007. The initial public offering of Visa Inc., completed on March 18, 2008, provided Heartland with a $246 thousand pre-tax gain, which was recorded as other noninterest income during the first quarter of 2008. This gain was attributable to restricted shares of Visa, Inc. held by Dubuque Bank and Trust Company and Galena State Bank & Trust Co. that were redeemed in connection with the initial public offering. Recorded in other noninterest income during the first quarter of 2007 was a $250 thousand payment received in the settlement of a dispute with two former employees at one of our bank subsidiaries.

NONINTEREST EXPENSES
(Dollars in thousands)
	Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$15,000	$14,301	$699	5%
Occupancy	2,262	2,004	258	13
Furniture and equipment	1,662	1,669	(7)	-
Outside services	3,096	2,374	722	30
Advertising	1,012	886	126	14
Intangible assets amortization	236	241	(5)	(2)
Other noninterest expenses	3,392	3,272	120	4
TOTAL NONINTEREST EXPENSES	$26,660	$24,747	$1,913	8%

	Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$44,459	$42,680	$1,779	4%
Occupancy	6,799	5,941	858	14
Furniture and equipment	5,201	5,124	77	2
Outside services	8,254	7,011	1,243	18
Advertising	2,853	2,694	159	6
Intangible assets amortization	708	652	56	9
Other noninterest expenses	9,588	9,970	(382)	(4)
TOTAL NONINTEREST EXPENSES	$77,862	$74,072	$3,790	5%

For the third quarter of 2008, noninterest expense increased $1.9 million or 8 percent from the same period in 2007. For the nine-month period ended September 30, 2008, noninterest expense increased $3.8 million or 5 percent when compared to the same nine-month period in 2007. The noninterest expense categories experiencing the largest increases were salaries and employee benefits, occupancy and outside services.

The largest component of noninterest expense, salaries and employee benefits, increased $699 thousand or 5 percent during the third quarter of 2008 compared to the third quarter of 2007 and $1.8 million or 4 percent during the nine-month comparative period. Total full-time equivalent employees were 1,011 at September 30, 2008, compared to 975 at September 30, 2007. A majority of the growth in employees was attributable to Heartland’s newest de novo banks, Summit Bank & Trust and Minnesota Bank & Trust.

Occupancy expense increased $258 thousand or 13 percent and $858 thousand or 14 percent during the quarter and nine-month comparative periods, respectively. These increases were primarily a result of the opening of six new banking offices during 2007 and the opening of Heartland’s 10th bank subsidiary, Minnesota Bank & Trust, during 2008. In addition to the opening of Minnesota Bank & Trust, Heartland’s plan for expansion during 2008 has been much slower, with the addition of only one new location at New Mexico Bank & Trust. Of Heartland’s 60 banking offices, fifteen offices, or 25 percent, have been open less than three years. Of these, six have been open for two-to-three years, an additional three have been open for one-to-two years and six more have been open for one year or less. Management believes that it generally takes approximately three years for new branch offices to become profitable.

The other category of noninterest expense that increased significantly during the 2008 quarter and nine-month period was outside services, which increased $722 thousand or 30 percent and $1.2 million or 18 percent, respectively. These increases resulted primarily from additional legal fees related to collection efforts on nonperforming loans and additional FDIC assessments as a majority of the FDIC credits at Heartland’s bank subsidiaries were utilized during 2007.

For the first quarter of 2007, other noninterest expenses included $202 thousand of remaining unamortized issuance costs expensed due to the redemption of $8.0 million of floating rate trust preferred securities. Exclusive of this nonrecurring item, other noninterest expenses decreased $180 thousand or 2 percent during the first nine months of 2008 compared to the same period in 2007. The following types of expenses are classified in the other noninterest expenses category: supplies, telephone, software maintenance, software amortization, seminars and other staff expense.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 25.30 percent for the third quarter of 2008 compared to 29.56 percent for the third quarter of 2007. On a nine-month comparative basis, Heartland’s effective tax rate was 26.66 percent for 2008 compared to 31.01 percent for 2007. Tax-exempt interest income as a percentage of income before taxes was 45.89 percent during the third quarter of 2008 compared to 17.74 percent during the same quarter of 2007. For the nine-month periods ended September 30, 2008 and 2007, tax-exempt interest income as a percentage of income before taxes was 28.12 percent and 18.91 percent, respectively. The tax-equivalent adjustment for this tax-exempt interest income was $994 thousand during the third quarter of 2008 compared to $939 thousand during the same quarter in 2007. For the nine-month comparative period, the tax-equivalent adjustment for tax-exempt interest income was $2.9 million for 2008 and $2.8 million for 2007. Another factor contributing to the decrease in Heartland’s effective tax rate during the first nine months of 2008 was $170 thousand in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s ownership interest in a limited liability company that owns a certified historic structure. Additionally, low-income housing tax credits were projected to total $218 thousand for 2008 and $163 thousand for 2007.

FINANCIAL CONDITION

At September 30, 2008, total assets had increased $181.9 million or 7 percent annualized since year-end 2007.
Contributing to this growth was the $82.2 million growth in total loans and leases and the $70.2 million growth in the securities portfolio since year-end 2007.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.36 billion at September 30, 2008, compared to $2.28 billion at year-end 2007, an increase of $84.1 million or 5 percent annualized. This growth was primarily distributed among the commercial, agricultural and consumer loan categories at $39.8 million, $19.7 million and $25.0 million, respectively. Most of the loan growth in the commercial and commercial real estate category occurred at Dubuque Bank and Trust Company, Riverside Community Bank and Summit Bank & Trust. A majority of the increase in agricultural and agricultural real estate loans occurred at Dubuque Bank and Trust Company. New Mexico Bank & Trust, Rocky Mountain Bank, Summit Bank & Trust and Citizens Finance Co. were responsible for most of the growth in the consumer loan portfolio.

The table below presents the composition of the loan portfolio as of September 30, 2008, and December 31, 2007.

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,672,372	70.61%	$1,632,597	71.48%
Residential mortgage	219,662	9.27	217,044	9.50
Agricultural and agricultural real estate	245,355	10.36	225,663	9.88
Consumer	224,474	9.48	199,518	8.74
Lease financing, net	6,689	0.28	9,158	0.40
Gross loans and leases	2,368,552	100.00%	2,283,980	100.00%
Unearned discount	(2,402)		(2,107)
Deferred loan fees	(1,891)		(1,706)
Total loans and leases	2,364,259		2,280,167
Allowance for loan and lease losses	(34,845)		(32,993)
Loans and leases, net	$2,329,414		$2,247,174

Total loans and leases secured by real estate were $1.8 billion at September 30, 2008, with $1.4 billion in the commercial category. Of these commercial real estate loans, $389.8 million were secured by industrial manufacturing property. Commercial loans to contractors of residential real estate totaled $69.4 million, with $46.7 million of this amount representing presold homes. The amount extended in land development and lot loans to commercial borrowers totaled $34.9 million. Loans to individuals for residential construction and for the purchase of residential lots were $91.1 million.

Flooding in Iowa and other Midwestern states in the second quarter of 2008 had a limited impact on the performance of Heartland’s loan portfolio as Heartland does not have banking establishments in the communities most heavily impacted by the floods. Of the $245.4 million in agricultural loans, nearly 70 percent were originated at Heartland’s Midwestern banks. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle, with approximately 30 percent being in grain production. Both flooding and delays in planting the crops will impact this year's profits to be realized by the agricultural customers this year. Agricultural profits, as a result of the flood, are expected to be less than those realized in 2007, but are not expected to have any significant negative impact on the industry or Heartland’s portfolio.

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

The allowance for loan and lease losses at September 30, 2008, was 1.47 percent of loans and leases and 79.43 percent of nonperforming loans, compared to 1.45 percent of loans and leases and 103.66 percent of nonperforming loans at December 31, 2007. Additions to the allowance for loan and lease losses were primarily driven by the continued softening of the economy and reduced real estate values, particularly in the Phoenix market. Nonperforming loans were $43.9 million or 1.86 percent of total loans and leases at September 30, 2008, compared to $31.8 million or 1.40 percent of total loans and leases at December 31, 2007. The majority of the $12.1 million increase in nonperforming loans from December 31, 2007, resulted from two large credits originated by Arizona Bank & Trust and Rocky Mountain Bank. Approximately 64 percent, or $28.1 million, of Heartland’s nonperforming loans are to eight borrowers, with $12.5 million originated by Arizona Bank & Trust, $8.1 million originated by Wisconsin Community Bank, $4.8 million originated by Rocky Mountain Bank, $1.6 million originated by Summit Bank & Trust and $1.1 million originated by Dubuque Bank and Trust Company. The portion of Heartland’s nonperforming loans covered by government guarantees was $3.4 million at September 30, 2008. Management monitors the loan portfolio of each bank subsidiary and, at this point, believes that the increase in nonperforming loans is most likely a result of the continuing shift in the economy in some of Heartland’s markets.
During the fourth quarter of 2008, management is hopeful that $16.0 million in existing nonperforming loans will come to resolution, a large portion of which will likely be transferred to other real estate owned. That being said, improvement in nonperforming loans by year-end 2008 could be hindered by a $15.0 million real estate development loan originated at Rocky Mountain Bank that management continues to monitor closely.

Other real estate owned increased to $9.4 million at September 30, 2008, compared to $2.2 million at year-end 2007. As a result of continued collection activities, it is likely that other real estate owned will rise by approximately $12.0 million by year-end 2008.

Net charge-offs during the first nine months of 2008 were $12.4 million compared to $5.2 million during the first nine months of 2007. Net charge-offs at Arizona Bank & Trust comprised $6.4 million or 52 percent of the total net charge-offs for the first nine months of 2008. Due to the untimely death of the sole owner of a business in June of 2008 and the filing of Chapter 11 bankruptcy shortly thereafter by the business, the $2.0 million outstanding on a line of credit for working capital was charged-off. The remaining $4.4 million of net charge-offs at Arizona Bank & Trust was primarily related to commercial real estate development loans and residential lot loans. Heartland has generally recognized the charge-off on a loan when the loan was resolved, sold or transferred to other real estate owned. However, in the third quarter of 2008, Heartland recognized charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value.

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

Slightly over half of the consumer loans originated by the Heartland banks, $97.1 million, are in home equity lines of credit (“HELOC’s”). Under Heartland’s policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90 percent of the value of the property securing the line, provided the customer qualifies for Tier I classification, Heartland’s internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90 percent of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, HELOC’s are established at an 80 percent loan to value.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$32,993	$29,981
Provision for loan and lease losses from continuing operations	14,213	6,769
Recoveries on loans and leases previously charged off	974	1,362
Loans and leases charged off	(13,335)	(6,536)
Reduction related to discontinued operations	-	(138)
Balance at end of period	$34,845	$31,438
Net charge offs to average loans and leases	0.54%	0.23%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of September 30,		As of December 31,
	2008	2007	2007	2006
Nonaccrual loans and leases	$43,523	$30,286	$30,694	$8,104
Loan and leases contractually past due 90 days or more	347	69	1,134	315
Total nonperforming loans and leases	43,870	30,355	31,828	8,419
Other real estate	9,387	2,129	2,195	1,575
Other repossessed assets, net	520	392	438	349
Total nonperforming assets	$53,777	$32,876	$34,461	$10,343
Nonperforming loans and leases to total loans and leases	1.86%	1.33%	1.40%	0.39%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 22 percent of total assets at September 30, 2008, and 21 percent at December 31, 2007. Total available for sale securities as of September 30, 2008, were $733.8 million, an increase of $51.4 million or 8 percent from December 31, 2007.

The composition of the securities portfolio shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities during the first nine months of 2008 as the spread on mortgage-backed securities widened in comparison to government agency securities. Additionally, during the second quarter of 2008, management implemented a leverage transaction which included the purchase of $50.0 million in mortgage-backed securities. This purchase was funded with $35.0 million in long-term structured wholesale repurchase agreement transactions and the remainder in short-term borrowings. The percentage of U.S. government corporations and agencies securities was 37 percent at year-end 2007 compared to 15 percent at September 30, 2008. The table below presents the composition of the securities portfolio by major category as of September 30, 2008, and December 31, 2007. All of Heartland’s U.S. government corporations and agencies securities and more than 79 percent of its mortgage-backed securities are issuances of government-sponsored enterprises.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$113,319	14.91%	$255,257	37.00%
Mortgage-backed securities	457,456	60.18	244,934	35.50
Obligation of states and political subdivisions	153,419	20.18	147,398	21.36
Other securities	35,949	4.73	42,360	6.14
Total securities	$760,143	100.00%	$689,949	100.00%

Periodically, Heartland has utilized auction rate securities as a higher-yielding alternative investment for fed funds. As of September 30, 2008, and December 31, 2007, Heartland’s securities portfolio held no auction rate securities. For a further description of these securities refer to Note 5 to Heartland’s consolidated financial statements.

DEPOSITS AND BORROWED FUNDS

Total deposits grew to $2.57 billion at September 30, 2008, an increase of $191.6 million or 11 percent annualized since year-end 2007. Growth in deposits was weighted more heavily in Heartland’s Western markets. Demand deposits experienced a decrease of $8.3 million or 3 percent annualized since year-end 2007. Savings deposit balances experienced an increase of $187.3 million or 29 percent annualized since year-end 2007. Time deposits, exclusive of brokered deposits, remained at $1.1 billion. At September 30, 2008, brokered time deposits totaled $81.9 million or 3 percent of total deposits compared to $69.0 million or 3 percent of total deposits at year-end 2007. A large portion of the growth in savings deposits is attributable to the January 2008 introduction of a new retail interest-bearing checking account product, the third quarter 2008 introduction of a premium money market account that featured a teaser interest rate of 5 percent through year-end 2008 and the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product initially rolled out to business depositors during the second quarter of 2008.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term Federal Home Loan Bank ("FHLB") advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of September 30, 2008, the amount of short-term borrowings was $176.5 million compared to $354.1 million at year-end 2007, a decrease of $177.6 million or 50 percent. Management elected to utilize some additional long-term FHLB borrowings in the first nine months of 2008 as the interest rates on these borrowings were at lower levels than other funding alternatives, particularly brokered deposits.

All of the bank subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $132.9 million at September 30, 2008, compared to $237.9 million at year-end 2007.

Also included in short-term borrowings is the revolving credit line Heartland has with third-party banks. At September 30, 2008, this unsecured revolving credit line allowed Heartland to borrow up to $60.0 million at any one time. A total of $32.0 million was outstanding on this credit line at September 30, 2008, compared to $15.0 million at December 31, 2007.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of September 30, 2008, the amount of other borrowings was $440.0 million, an increase of $176.6 million or 67 percent since year-end 2007. Other borrowings include structured wholesale repurchase agreements which totaled $120.0 million at September 30, 2008, and $50.0 million at year-end 2007. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland’s trust preferred offerings outstanding as of September 30, 2008, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/08	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
20,000	10/10/03	8.25%	8.25%	10/10/2033	10/10/2008
25,000	03/17/04	2.75% over Libor	5.57%	03/17/2034	03/18/2009
20,000	01/31/06	1.33% over Libor	4.12%	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	09/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	4.29%	09/01/2037	09/01/2012
$110,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the bank subsidiaries, except for Heartland’s most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at September 30, 2008, totaled $201.7 million, an increase of $108.2 million or 116 percent from the December 31, 2007, FHLB borrowings of $93.5 million. Included in the FHLB borrowings at December 31, 2007, was $2.0 million classified as short-term borrowings on Heartland’s consolidated balance sheet. Total FHLB borrowings at September 30, 2008, had an average rate of 3.74 percent and an average maturity of 3.96 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.28 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2008, and December 31, 2007, commitments to extend credit aggregated $591.2 million and $588.7 million, and standby letters of credit aggregated $33.5 million and $36.0 million, respectively.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2008		December 31, 2007
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$264,474	9.71%	$253,675	9.74%
Tier 1 capital minimum requirement	108,931	4.00%	104,191	4.00%
Excess	$155,543	5.71%	$149,484	5.74%
Total capital	$335,484	12.32%	$325,016	12.48%
Total capital minimum requirement	217,863	8.00%	208,382	8.00%
Excess	$117,621	4.32%	$116,634	4.48%
Total risk-adjusted assets	$2,723,286		$2,604,771
Leverage Capital Ratios[2]
Tier 1 capital	$264,474	7.88%	$253,675	8.01%
Tier 1 capital minimum requirement[3]	134,191	4.00%	126,644	4.00%
Excess	$130,283	3.88%	$127,031	4.01%
Average adjusted assets (less goodwill and other intangible assets)	$3,354,785		$3,166,102

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. In February of 2003, Heartland entered into an agreement with a group of Arizona business leaders to establish a new bank in Mesa. The new bank began operations on August 18, 2003, as Arizona Bank & Trust. Heartland’s initial investment in Arizona Bank & Trust was $12.0 million, which reflected an ownership percentage of 86 percent. After completion of the Bank of the Southwest acquisition in 2006, Heartland’s ownership percentage had increased to 90 percent. All minority stockholders had entered into a stock transfer agreement that imposed certain restrictions on the sale, transfer or other disposition of their shares and required Heartland to repurchase the shares from the investors five years from the date of opening with a minimum return of 6 percent on the original investment amount. In August of 2008, Heartland paid $3.7 million in cash to repurchase the shares held by these minority stockholders.

Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado collar community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80 percent, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6 percent on the original investment amount, whichever is greater. Through September 30, 2008, Heartland accrued the amount due to the minority shareholders at 6 percent. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Minnesota Bank & Trust, Heartland’s tenth de novo, began operations on April 15, 2008, in Edina, Minnesota, located in the Minneapolis, Minnesota metropolitan area. Heartland’s initial investment was $13.2 million, or 80 percent, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors.

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current issues in the banking industry, Heartland has changed its strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets Heartland currently serves, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers.
Additionally, management has asked regulators to notify them when troubled institutions surface in Heartland’s existing markets. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

The Emergency Economic Stabilization Act of 2008 authorizes the United States Treasury Department (“Treasury Department”) to use appropriated funds to restore liquidity and stability to the U.S. financial system. As part of this authority, the Treasury Department announced on October 14, 2008, a capital purchase program designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under this program, eligible financial institutions, including Heartland, may sell shares of their fixed rate cumulative perpetual preferred stock, with accompanying warrants, to the Treasury Department for cash proceeds of between one percent and three percent of the institution’s risk-weighted assets, all of which may be included as Tier 1 capital for the institution. The preferred stock issued under this program pays cumulative dividends at a rate of 5 percent per year for the first five years and 9 percent per year after five years. The preferred stock may not be redeemed by the institution during the first three years except with proceeds from a “qualifying equity offering”, and is redeemable thereafter at its purchase price plus accumulated dividends. The preferred stock is non-voting, except for rights to approve authorization for securities that are on par with, or senior to, the preferred stock, changes in the rights of the preferred stock and certain acquisitions that affect the preferred stock. The Treasury Department also receives ten-year warrants to purchase a number of shares of common stock of the issuing institution having a market value equal to 15 percent of its investment. In order to facilitate transfer, the issuing institution is required to file a registration statement covering the Treasury Department’s resale of the preferred stock, warrants and common stock issuable thereunder.

To participate in this program, Heartland will be required to apply prior to November 14, 2008, and is currently considering making application. Based on current asset levels, Heartland estimates that it could, if approved, obtain between $27 million and $81 million of additional capital under this program. If it does participate, Heartland will be required to obtain the consent of the Treasury Department to increase its common stock dividend or repurchase its common stock or other equity or capital securities during the first three years after the sale to the Treasury Department. Further, and although Heartland does not believe these restrictions would have any significant impact on it based on the level of current executive compensation, Heartland would be required to agree to restrictions on executive compensation in order to participate. Although this program is intended to support and enhance the capital position of participating institutions, there are no restrictions on the use of capital obtained through the program.

The FDIC has also announced a program under which it will guarantee until June 2012 some senior unsecured debt issued by qualifying institutions between October 14, 2008, and June 30, 2009, in amounts up to 125 percent of the qualifying debt for each entity under the terms of the plan. The FDIC charges a 75 basis point fee for any new qualifying debt issued with the FDIC guarantee. Heartland is currently considering participation in this program.

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

Investing activities from continuing operations used cash of $188.7 million during the first nine months of 2008 compared to $187.1 million during the first nine months of 2007. The proceeds from securities sales, paydowns and maturities was $265.5 million during the first nine months of 2008 compared to $155.7 million during the first nine months of 2007. Purchases of securities used cash of $356.3 million during the first nine months of 2008 while $184.2 million was used for securities purchases during the first nine months of 2007. A larger portion of the proceeds from securities sales, paydowns and maturities was used to fund loan growth during the first nine months of 2007. Net loans and leases experienced an increase of $92.6 million during the first nine months of 2008 compared to an increase of $121.5 million during the first nine months of 2007.

Financing activities from continuing operations provided cash of $181.6 million during the first nine months of 2008 compared to $158.6 million during the first nine months of 2007. There was a net increase in deposit accounts of $191.6 million during the first nine months of 2008 compared to $140.3 million during the same nine months of 2007. Activity in short-term borrowings used cash of $177.6 million during the first nine months of 2008 compared to $17.1 million during the first nine months of 2007. Cash proceeds from other borrowings were $222.0 million during the first nine months of 2008 compared to $62.1 million during the first nine months of 2007. Repayment of other borrowings used cash of $45.4 million during the first nine months of 2008 compared to $17.9 million during the first nine months of 2007.

Total cash provided by operating activities from continuing operations was $27.4 million during the first nine months of 2008 compared to $20.8 million during the first nine months of 2007. Cash used for the payment of income taxes was $7.6 million during the first nine months of 2008 compared to $16.7 million during the first nine months of 2007. The larger payment in 2007 resulted from the sale of Heartland’s fleet leasing subsidiary, ULTEA, Inc., during the fourth quarter of 2006.

The totals previously discussed did not include the cash flows related to the discontinued operations at the Broadus branch. Net cash provided from investing activities of discontinued operations of the Broadus branch was $22.6 million during the first nine months of 2007. Financing activities from the discontinued operations of the Broadus branch used cash of $32.5 million during the first nine months of 2007. Relative to operating activities, cash provided from the discontinued operations of the Broadus branch was $10 thousand during the first nine months of 2007.

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

At September 30, 2008, Heartland’s revolving credit agreement with third-party banks provided a maximum borrowing capacity of $60.0 million, of which $32.0 million had been borrowed. The revolving credit agreement contains specific covenants which, among other things, limit dividend payments and restrict the sale of assets by Heartland under certain circumstances. Also contained within the agreement are certain financial covenants, including the maintenance by Heartland of a maximum nonperforming assets to total loans ratio, minimum return on average assets ratio and maximum funded debt to total equity capital ratio. In addition, Heartland and each of its bank subsidiaries must remain well capitalized, as defined from time to time by the federal banking regulators. At September 30, 2008, Heartland was in compliance with the covenants contained in the credit agreement.

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

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at September 30, 2008 and 2007, provided the following results:

	2008		2007
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$113,869	(1.24)%	$100,545	(3.35)%
Base	$115,297		$104,032
Up 200 Basis Points	$114,851	(0.39)%	$103,814	(0.21)%

Year 2
Down 100 Basis Points	$106,549	(7.59)%	$97,775	(6.01)%
Base	$113,445	(1.61)%	$106,693	2.56%
Up 200 Basis Points	$116,011	0.62%	$106,101	1.99%

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2008, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended September 30, 2008, of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
07/01/08- 07/31/08	21,474	$18.79	21,474	$2,858,330
08/01/08- 08/31/08	13,020	$21.62	13,020	$2,905,624
09/01/08- 09/30/08	3,014	$22.01	3,014	$3,538,973
Total:	37,508	$20.03	37,508	N/A

(1)
Effective April 17, 2007, Heartland’s board of directors authorized management to acquire and hold up to 250,000 shares of common stock as treasury shares at any one time. Effective January 24, 2008, Heartland’s board of directors authorized an expansion of the number of treasury shares at any one time to 500,000. Effective September 30, 2008, until its expiration date on April 28, 2009, Heartland’s credit agreement provides for a limit of no more than an aggregate of 100,000 shares of common stock to be purchased as treasury shares with no purchases to be made on the open market.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

 ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

3.1	Certificate of Incorporation of Heartland Financial USA, Inc., as amended May 19, 2004, and the Certificate of Designation of Junior Participating Preferred Stock of Heartland Financial USA, Inc.
10.1
Fourth Amendment to Amended and Restated Credit Agreement among Heartland Financial USA, Inc. and The Northern Trust Company, U.S. Bank National Association and JPMorgan Chase Bank, N.A., dated as of September 30, 2008.

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

Dated: November 7, 2008