Form 10-K
period 2008-12-31
HEARTLAND FINANCIAL USA INC
filed 2009-03-16
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission File Number: 0-24724

HEARTLAND FINANCIAL USA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1405748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

1398 Central Avenue, Dubuque, Iowa 52001	(563) 589-2100
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of Each Exchange on Which Registered
Common Stock $1.00 par value	The Nasdaq Global Select Market
Preferred Share Purchase Rights

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $263,932,849.  Such figures include 1,730,390 shares of the Registrant's Common Stock held in a fiduciary capacity by the trust department of the Dubuque Bank and Trust Company, a wholly-owned subsidiary of the Registrant.

As of March 13, 2009, the Registrant had issued and outstanding 16,273,702 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report
Table of Contents

Part I

Item 1.	Business
A.	General Description
B.	Market Areas
C.	Competition
D.	Employees
E.	Internet Access
F.	Supervision and Regulation
G.	Governmental Monetary Policy and Economic Conditions
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties.
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data .
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

PART I.

ITEM 1.

BUSINESS

A.      GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has ten bank subsidiaries in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota, (collectively, the "Bank Subsidiaries"). All ten Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). The Bank Subsidiaries listed below operate a total of 61 banking locations.

*
Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., a partner in low-income housing and historic rehabilitation projects.

*	Galena State Bank & Trust Co., Galena, Illinois, is chartered under the laws of the State of Illinois.
*	First Community Bank, Keokuk, Iowa, is chartered under the laws of the State of Iowa.
*	Riverside Community Bank, Rockford, Illinois, is chartered under the laws of the State of Illinois.
*	Wisconsin Community Bank, Madison, Wisconsin, is chartered under the laws of the State of Wisconsin.
*	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the State of New Mexico.
*	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the State of Montana.
*	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the State of Arizona.
*	Summit Bank & Trust, Broomfield, Colorado, is chartered under the laws of the State of Colorado.
*	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the State of Minnesota.

Heartland has seven active non-bank subsidiaries as listed below.

*	Citizens Finance Co. is a consumer finance company with offices in Iowa, Illinois and Wisconsin.
*
Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII and Rocky Mountain Statutory Trust I are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities.

All of Heartland’s subsidiaries are wholly owned, except for Summit Bank & Trust, of which Heartland owned 82% of the capital stock on December 31, 2008, and Minnesota Bank & Trust, of which Heartland owned 80% of the capital stock on December 31, 2008.

At December 31, 2008, Heartland had total assets of $3.6 billion, total loans of $2.4 billion and total deposits of $2.6 billion. Heartland’s total capital as of December 31, 2008, was $305.6 million. Net income available to common stockholders for the year 2008 was $11.1 million.

The Bank Subsidiaries provide full service commercial and retail banking in the communities in which they are located. Deposit products offered by the Bank Subsidiaries include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. The deposits in the Bank Subsidiaries are insured by the FDIC to the full extent permitted by law. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity and lines of credit. Other products and services include VISA debit cards, automated teller machines, online banking, safe deposit boxes and trust services. The principal service of the Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. These loans are made at the offices of the Bank Subsidiaries. The Bank Subsidiaries also engage in activities that are closely related to banking, including investment brokerage and insurance sales.

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

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. Since 1996, Heartland has provided an employee stock purchase plan. As of December 31, 2008, employees, officers, and directors owned approximately 35% of Heartland’s outstanding common stock.

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

Heartland has focused on markets with growth potential in the Midwestern and Western regions of the United States as it evaluates expansion and acquisition opportunities. In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation, followed with a second location in 2004 and a third location in 2005. In 2006, Arizona Bank & Trust expanded by acquiring Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona. Heartland combined the acquired assets and deposit accounts of Bank of the Southwest into Arizona Bank & Trust in May 2006. A sixth location was opened in 2007.

Heartland took another step in the expansion of its Western presence in June 2004 when it acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank.  Headquartered in Billings, Montana, Rocky Mountain Bank has nine branch locations throughout the state.

In November 2006, Heartland and a group of investors opened Summit Bank & Trust, a de novo banking operation in Broomfield, Colorado. The capital structure of Heartland’s ninth state-chartered bank was very similar to that used when Arizona Bank & Trust was formed. Heartland’s initial investment was $12.0 million, or 80% of the targeted $15.0 million initial capital. In 2007, Summit Bank & Trust opened two additional locations. One of Heartland’s strategic goals is to expand its presence in the Western markets to 50% of its total assets, thereby balancing the growth in its Western markets with the stability of the Midwestern markets.

In April of 2008, Heartland and a group of investors opened Minnesota Bank & Trust in Edina, Minnesota. The capital structure of Minnesota Bank & Trust is very similar to that used when Arizona Bank & Trust and Summit Bank & Trust were formed, including 20% ownership by a group of local investors. Heartland’s initial investment was $13.2 million, or 80% of the targeted $16.5 million opening capital.

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

Commercial Loans

The Bank Subsidiaries have a strong commercial loan base, with significant growth coming from Dubuque Bank and Trust Company, New Mexico Bank & Trust, Riverside Community Bank, and Summit Bank & Trust.  Dubuque Bank and Trust Company, in particular, continues to be a premier commercial lender in the tri-state area of northeast Iowa, northwest Illinois and southwest Wisconsin. The Bank Subsidiaries' current portfolios include, but are not limited to, loans to wholesalers, hospitality industry, real estate developers, manufacturers, building contractors, business services companies and retailers. The Bank Subsidiaries provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years.

Bank Subsidiaries continue to seek opportunities to expand the production of loans guaranteed by U.S. government agencies. Wisconsin Community Bank is designated as a Preferred Lender by the U.S. Small Business Administration (SBA). Wisconsin Community Bank has been granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program and has been one of the leading lenders in the Midwest for this program. Management believes that making these guaranteed loans helps the communities where it operates and provides Heartland with a source of income and solid future lending relationships with local businesses as they grow and prosper.

The Bank Subsidiaries’ commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and leases and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value.

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

Agricultural Loans

Agricultural loans are emphasized by Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank’s Monroe banking center and New Mexico Bank & Trust’s Clovis banking offices. The Bank Subsidiaries that emphasize agricultural loans do so because of their location in or around rural markets. Dubuque Bank and Trust Company maintains its status as one of the largest agricultural lenders in the State of Iowa. Agricultural loans remain balanced in proportion to the rest of Heartland's loan portfolio, constituting approximately 10% of the total loan portfolio at December 31, 2008. Heartland’s policies designate a primary and secondary lending area for each bank with the majority of outstanding agricultural operating and real estate loans to customers located within the primary lending area. Term loans secured by real estate are allowed within the secondary lending area.

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

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for the Bank Subsidiaries as each of them continues to build its real estate lending business. As long-term interest rates have remained at relatively low levels during the past several years, many customers elected mortgage loans that are fixed rate with fifteen or thirty year maturities. Heartland usually sells these loans into the secondary market and retains servicing on the loans sold to Fannie Mae. Management believes that mortgage servicing on sold loans provides the Bank Subsidiaries with a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing gives the Bank Subsidiaries the opportunity to maintain regular contact with mortgage loan customers.

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

Citizens Finance Co. specializes in consumer lending and currently serves the consumer credit needs of approximately 7,700 customers in Iowa, Illinois and Wisconsin from its Dubuque, Davenport and Cedar Rapids, Iowa; Madison and Appleton, Wisconsin; and Loves Park, Crystal Lake and Tinley Park, Illinois offices. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust and Minnesota Bank & Trust offer trust and investment services in their respective communities. In those markets which do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2008, total Heartland trust assets were $1.4 billion, the vast majority of which were assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations. All of the Bank Subsidiaries have targeted their trust departments as primary areas for future growth.

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

The principal offices of Heartland and Dubuque Bank and Trust Company’s main bank currently occupy the same building. Heartland’s operations center is located directly across the street from Dubuque Bank and Trust Company’s main office.

In addition to its main banking office, Dubuque Bank and Trust Company operates seven branch offices, all of which are located in Dubuque County. As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization.

Galena State Bank & Trust Co.

Galena State Bank & Trust Co. is located in Galena, Illinois, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena operates a second office in Stockton, Illinois. Both offices are located in Jo Daviess County, which has a population of approximately 22,000, according to the 2000 census.

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

New Mexico Bank & Trust

New Mexico Bank & Trust operates ten offices in or around Albuquerque, New Mexico, in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. New Mexico Bank & Trust also operates from four locations in east central New Mexico. The majority of these four locations are in Clovis, the county seat for Curry County, located approximately 220 miles east of Albuquerque, 100 miles northwest of Lubbock, Texas and 105 miles southwest of Amarillo, Texas. In addition, New Mexico Bank & Trust operates three branch offices in Santa Fe, in Santa Fe County.

Arizona Bank & Trust

Arizona Bank & Trust currently operates six offices in Arizona; including the main office in Phoenix, one in Mesa, one in Tempe, one in Gilbert and two in Chandler. These cities are all located in the Phoenix metropolitan area within Maricopa County. The 2000 census reported the population of the Phoenix metro area to be 3,252,000. According to the ranking tables prepared by the U.S. Census Bureau, the population of the Phoenix metro area increased by 45% from 1990 through 2000, helping make Arizona the second fastest growing state in the nation in the 1990s. The cities of Phoenix, Mesa, Tempe, Gilbert and Chandler are among the eight cities in the Phoenix metro area with a population of 100,000 or more.

Rocky Mountain Bank

Rocky Mountain Bank operates from nine locations throughout the state of Montana. Rocky Mountain Bank’s main office is in Billings which is the state’s largest city and an agricultural, retail and business center. Billings is also the county seat of Yellowstone County within south-central Montana along Interstate-90. Based upon the 2000 census, the county had a population of 129,000 and the city had a population of 90,000. Six of the locations are spread primarily along the western corridor of the state of Montana.

Summit Bank & Trust

The main facility for Summit Bank & Trust is in Broomfield, Colorado. The city and county of Broomfield is located in the northwestern tier of the Denver-Aurora Metropolitan Area. The population of Broomfield was estimated at 43,000 in 2005 by the U.S. Census Bureau. Broomfield is the sixteenth most populous city in the state of Colorado. A second location was opened in 2007 in Thornton, just north of the Denver International Airport and a third location was added in October of 2007 in the town of Erie, Colorado which is approximately 25 miles north of Denver.

Minnesota Bank & Trust

Minnesota Bank & Trust currently operates from a leased facility in Edina, Minnesota. Edina is centrally located between Minneapolis and the southwest suburbs of the Twin Cities. The population of Edina was estimated at 45,000 in 2006 by the U.S. Census Bureau.

The following table sets forth certain information concerning the Bank Subsidiaries as of December 31, 2008.

Heartland Bank Subsidiaries (Dollars in thousands)
Bank Subsidiaries	Charter Location	Year Acquired or Opened	Number Of Locations	Total Portfolio Loans	Total Deposits
Dubuque Bank and Trust Company	Dubuque, IA	1935	8	$669,856	$749,250
Galena State Bank & Trust Co.	Galena, IL	1992	3	$141,428	$185,042
First Community Bank	Keokuk, IA	1994	3	$79,261	$102,515
Riverside Community Bank	Rockford, IL	1995	4	$165,347	$197,785
Wisconsin Community Bank	Madison, WI	1997	7	$291,164	$338,025
New Mexico Bank & Trust	Albuquerque, NM	1998	17	$494,877	$507,561
Arizona Bank & Trust	Phoenix, AZ	2003	6	$139,723	$155,909
Rocky Mountain Bank	Billings, MT	2004	9	$326,086	$370,630
Summit Bank & Trust	Broomfield, CO	2006	3	$60,725	$60,278
Minnesota Bank & Trust	Edina, MN	2008	1	$13,134	$10,459

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

D.      EMPLOYEES

At December 31, 2008, Heartland employed 1,028 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits, and management considers its employee relations to be excellent. Heartland utilizes Predictive Index software to assist with placing potential employees in new positions within Heartland and with evaluating current positions.

E.      INTERNET ACCESS

Heartland maintains an Internet site at www.htlf.com.  Heartland offers its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge from its web site as soon as reasonably practical after meeting the electronic filing requirements of the Securities and Exchange Commission.

F.      SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities.

As a bank holding company with subsidiary banks chartered under the laws of eight different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Each of its subsidiary banks is regulated by the Federal Deposit Insurance Corporation (“FDIC”) as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the “Arizona Department”), the Colorado Department of Regulatory Agencies, Division of Banking (the “Colorado Division”), the Illinois Department of Financial and Professional Regulation (the “Illinois DFPR”), the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Minnesota Department of Commerce: Division of Financial Institutions (the “Minnesota Division”), the Montana Division of Banking and Financial Institutions (the “Montana Division”), the New Mexico Financial Institutions Division (the “New Mexico FID”), the Division of Banking of the Wisconsin Department of Financial Institutions (the “Wisconsin DFI”).

As a recipient of Capital Purchase Program funds under the Troubled Asset Relief Program (“TARP ”) established by the Emergency Economic Stabilization Act of 2008 (“EESA”), Heartland is also subject to direct supervision by the United States Department of the Treasury (“Treasury”).

Taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities also have an impact on the business of Heartland. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Community Bank, Galena State Bank & Trust Co., Riverside Community Bank, First Community Bank and Arizona Bank & Trust and the controlling shareholder of Summit Bank & Trust and Minnesota Bank & Trust, is a bank holding company.  As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the BHCA.  In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so.  Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve.  Heartland is also required to file with the Federal Reserve periodic reports of Heartland’s operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2008, Heartland had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Treasury Regulation—the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Tax Act of 2009
On October 3, 2008, in response to the recent stresses experienced in the financial markets, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability.

Pursuant to its authority under EESA, the Treasury created the TARP Capital Purchase Program (the “CPP”) under which the Treasury Department has invested in the senior preferred stock of U.S. banks and savings associations or their holding companies. Under the CPP, qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock pays dividends to Treasury at a rate of 5% per year until the fifth anniversary of the investment and at 9% after that time. Under the initial program, the senior preferred stock could not be redeemed for three years, except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred could be redeemed at any time in whole or in part. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury is required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred also has the right to elect two directors if dividends have not been paid for six periods. The senior preferred is freely transferable and participating institutions are required to file a shelf registration statement covering the senior preferred. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to Treasury immediately an exercisable 10-year warrant to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrant equals the average closing price of the common stock for the 20 trading days prior to the date of the Treasury’s approval. Treasury may only exercise or transfer one-half of the warrant prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. Treasury will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrant. The financial institution must file a shelf registration statement covering the warrant and underlying common stock as soon as practicable after issuance. The number of shares under the warrant will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital.

On December 19, 2008, Heartland entered into a Letter Agreement (including the Securities Purchase Agreement - Standard Terms incorporated by reference therein, the “Purchase Agreement”) with Treasury pursuant to which it issued and sold to Treasury for an aggregate purchase price of $81.698 million in cash: (i) 81,698 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Preferred Stock”), and (ii) a ten-year warrant to purchase up to 609,687 shares of its common stock, $1.00 par value per share, at an initial exercise price of $20.10 per share.

In the Purchase Agreement, Heartland agreed that, until such time as Treasury ceases to own any debt or equity securities acquired pursuant to the Purchase Agreement, it will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under the EESA that was issued and was in effect as of the date of issuance of the Preferred Stock, and agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA.   Regulations in place at that time:

(i)
prohibited Heartland from making any “Golden Parachute Payments” to a senior executive officer (payments for separation of the executive in excess of three times the average compensation of the executive for the five years prior to termination);

(ii)
required the compensation committee of Heartland to review with its senior risk officers the incentive compensation arrangements for senior executive officers to ensure that such arrangements did not encourage those officers to take unnecessary and excessive risks that threaten the value of Heartland;

(iii)	subjected incentive compensation of senior executive officers to “clawback” to the extent based on materially inaccurate financial statements or materially inaccurate performance criteria; and
(iv)
by virtue of Section 162(m)(5) of the Internal Revenue Code and the Purchase Agreement, caused aggregate taxable compensation payments that exceed $500,000 to an officer in any year to no longer be deductible.

Because of its historical practices and policies on executive compensation, Heartland does not believe these limitations will have any material impact on it.

On February 17, 2009, the American Recovery and Reinvestment Tax Act of 2009 (“ARRTA”), more commonly know as the Economic Stimulus Act, was enacted.  Title VII of ARRTA places additional restrictions on the compensation paid executive officers and highly paid employees by financial institutions, such as Heartland, that have received TARP CPP Funds. ARRTA reiterated the requirements under the CPP for certifications from the CEO and compensation committees of CPP participants of the procedures undertaken to ensure that incentive compensation arrangements do not create excessive risk, and also extended the clawback provisions already applicable to senior executive officers to the 20 highest paid employees of TARP CPP recipients.  Further, financial institutions that have received TARP CPP funds will now be prohibited while the CPP preferred stock is outstanding from paying any incentive compensation, except restricted stock that vests after the funds are repaid, to certain classes of employees that are determined based on the amount of TARP CPP funds they have received.  For Heartland, this prohibition will apply to its five most highly paid employees. Further, under ARRTA, recipients of TARP CPP funds may not pay any separation payments to their five most highly paid employees while TARP CPP funds are outstanding. ARRTA requires TARP CPP recipients to adopt policies regarding excessive and luxury expenditures and to present executive compensation arrangements to shareholders annually for a non-binding advisory vote—sometimes referred to as a “say-on-pay” vote. Although the Treasury has yet to issue regulations implementing these restrictions, the SEC has issued guidance requiring that say-on-pay proposals be included in current proxy solicitations for annual meetings.  Heartland will include a say-on-pay proposal in its proxy statement for its annual meeting of stockholders to be held on May 20, 2009. Except with respect to the say-on-pay proposal, and the prohibition on incentive compensation to its five most highly paid employees, which may require revision in its compensation packages, Heartland does not believe these provisions will have any material affect on it. The ARRTA allows, without regard to original mandated restrictions, for the repayment of the TARP CPP funds at any time, with the approval of Heartland’s primary regulator.

Dividend Payments
Heartland’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Heartland will be prohibited from paying any dividends on or repurchasing shares of common stock unless all dividends on the Preferred Stock have been paid, and under the Purchase Agreement with the Treasury and as long as the Preferred Stock is held by the Treasury will be prohibited until after December 19, 2012, from paying quarterly dividends, without the Treasury’s consent, in excess of $0.10 per share.

Federal Securities Regulation
Heartland’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act.  Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General
All of the Bank Subsidiaries are state chartered, non-member banks, which means that they are all formed under state law and are not members of the Federal Reserve System. As such, each bank is subject to direct regulation by the banking authorities in the State in which it was chartered, as well as by the FDIC as its primary federal regulator.

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

Minnesota Bank & Trust is a Minnesota-chartered bank.  As a Minnesota-chartered bank, Minnesota Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Minnesota Division, the chartering authority for Minnesota banks.

Deposit Insurance
The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the commercial banking and thrift industries. Until the adoption of EESA in October 2008, the maximum deposit insurance coverage was $100,000 per beneficiary ($250,000 per participant for retirement plans) and was indexed for inflation commencing in 2011.  Under EESA, the maximum deposit insurance coverage has been increased from $100,000 to $250,000 until December 31, 2009.

As FDIC-insured institutions, Heartland’s bank subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

The aggregate level of assessments levied by the FDIC on depositary institutions is dependent upon the reserve ratio of insurance funds available to the FDIC.  Due to bank failures during the past year, the reserve ratio fell below statutory minimums and the FDIC has adopted a plan to restore the ratio to its 1.15% minimum, originally over a period of five years, but more recently extended to seven years. On February 27, 2009, the FDIC announced that it was increasing the quarterly deposit insurance assessment for most insured institutions to 12 to 14 basis points (0.12% to 0.14%) per quarter for the second quarter of 2009. The FDIC also proposed a special emergency assessment of an additional 20 basis points for all depositary institutions to be levied on June 30 and due September 30, 2009.  This proposed assessment was subsequently reduced to 10 basis points and awaits Congressional affirmation. Heartland expects that FDIC assessments will remain higher as bank failures work through the economy and may be further increased if the reserve ratio is further impaired.

The FDIC established a Temporary Liquidity Guarantee Program on October 23, 2008 under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009.  After December 5, 2008, institutions that have not opted out of this program will be assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of 75 basis points of the amount of debt issued. Heartland did not opt out and is therefore participating in this program.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2008 was approximately .0110% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency.  In general, the amount of the assessment is calculated on the basis of each institution’s total assets.  During the year ended December 31, 2008, the Bank Subsidiaries paid supervisory assessments totaling $493,000.

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

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. The FDIC’s approval of deposit insurance for Summit Bank & Trust and Minnesota Bank & Trust was conditioned upon Summit Bank & Trust and Minnesota Bank & Trust maintaining higher Tier 1 capital to assets ratios for the first three years of their operations.

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

As of December 31, 2008: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations.  As of December 31, 2008, Summit Bank & Trust and Minnesota Bank & Trust (i) met the higher capital to assets ratio established by the FDIC as a condition to their deposit insurance; and (ii) were “well-capitalized,” as defined by applicable regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. Summit Bank & Trust and Minnesota Bank & Trust are subject to the FDIC’s further prohibition on the payment of dividends during the first three years of a bank’s operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. Pursuant to agreements with the FDIC and the Colorado Division of Banking described below under “Safety and Soundness Standards,” Summit Bank & Trust may not pay any dividends without prior notice to, and consent from, those two agencies. Further, First Community Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with First Community Bank’s conversion from the mutual to the stock form of ownership in 1991.

As of December 31, 2008, approximately $113.8 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.

Insider Transactions
The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans made by the Bank Subsidiaries.  Certain limitations and reporting requirements are also placed on extensions of credit by each of the Bank Subsidiaries to its directors and officers, to directors and officers of Heartland and its subsidiaries, to principal shareholders of Heartland and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Heartland or any of its subsidiaries or a principal shareholder of Heartland may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships. Although Heartland believes its subsidiaries comply with these requirements, one of its Bank Subsidiaries was recently cited for a deficiency in insider transaction compliance in connection with the joint examination described in “Safety and Soundness Standards” below.

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

During their regular scheduled joint examinations of Heartland’s bank subsidiaries, the FDIC and state banking commissioners sited two of the smaller banks for certain deficiencies, including asset quality. In January of 2009, the boards of directors of both subsidiary banks entered into an informal agreement with the FDIC and the respective state banking commissioners, agreeing to submit plans for improvement in the various areas. Both of these subsidiaries remain well capitalized, and Heartland believes that these two banks do not represent a major portion of its operations.

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

ITEM 1A.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors that may adversely affect our business, financial results or stock price. Additional risks that we currently do not know about or currently view as immaterial may also impair our business or adversely impact our financial results or stock price.

Our business and financial results are significantly affected by general business and economic conditions.

Our business activities and earnings are affected by general business conditions in the United States and particularly in the states in which our subsidiary banks operate. The United States economy has undergone a dramatic downturn during the past year, with negative effects on the business, financial condition and results of operations of financial institutions. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity. Market developments may further erode consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Heartland and others in the financial institutions industry.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial markets.

The EESA, which was signed into law in October 2008 for the purpose of stabilizing and providing liquidity to the U.S. financial markets, and the Treasury’s programs under the EESA, have come under widespread criticism as not being effective in stemming the general economic decline and restoring markets in troubled assets that have contributed to illiquidity in the marketplace. The ARRTA, which was passed in February 2009, is further intended to stabilize the financial markets and slow or reverse the downturn in the U.S. economy. There can be no assurance that the EESA and its implementing regulations, the ARRTA, or the FDIC or Treasury programs, or any other governmental program, will have a positive impact on the financial markets. The failure of the EESA, the ARRTA, and agency programs under these two acts, or any other actions of the U.S. government to stabilize the financial markets, combined with a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

Recently enacted or contemplated legislation and rulemaking could affect us adversely.

The programs established or to be established under the EESA and TARP, as well as restrictions contained in the rules implementing or related to them as contemplated by ARRTA, could adversely affect our operations. For example, additional restrictions contained in the ARRTA that are placed on our compensation programs could make it more difficult for us to attract and retain management. Requirements for dividends at the holding company level and restrictions on dividends paid by our bank subsidiaries could restrict our ability to fund expansion, and further restrictions imposed by regulation because of our participation in the TARP CPP program could place us at a competitive disadvantage relative to financial institutions that did not receive CPP funds. We face increased regulation of our business and increased costs associated with these programs. Similarly, programs established by the FDIC may have an adverse effect on us, due to the costs of participation.

Other changes in the laws, regulations and policies governing financial services companies could alter our business environment and adversely affect operations.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine, in a large part, our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities and mortgage servicing rights.  Recent changes in the laws and regulations that apply to us have been significant. Further dramatic changes in statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products that we offer and/or increasing the ability of non-banks to offer competing financial services and products. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it or any regulations would have on our financial condition or results of operations.

The soundness of other financial institutions could adversely affect our liquidity and operations.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by Heartland or the Bank Subsidiaries or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Our business is concentrated in and dependent upon the continued growth and welfare of the various markets that we serve.

We operate over a wide area, including markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado and Minnesota and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas.  Our success depends upon the business activity, population, income levels, deposits and real estate activity in those areas. Although our customers’ business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. For example, although all of our markets have been impacted to some extent by the economic downturn, the markets in Arizona and Colorado have been more severely affected than most of the markets in the Midwest, creating correspondingly greater impact on our banks that serve those areas.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we may acquire banks and related businesses that we believe provide a strategic and geographic fit with our business.  We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

*	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
*	exposure to potential asset quality issues of the acquired bank or related business;
*	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;
*	potential disruption to our business;
*	potential restrictions on our business resulting from the regulatory approval process;
*	potential diversion of our management’s time and attention; and
*	the possible loss of key employees and customers of the banks and businesses we acquire.

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

The banking and financial services business in our markets is highly competitive and is currently undergoing significant change. Our competitors include large regional banks, local community banks, thrifts, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, and increasingly these competitors provide integrated financial services over a broad geographic area. Some of our competitors may also have access to governmental programs that impact their position in the marketplace favorably. Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower.  Any of these results could have a material adverse effect on our ability to grow and remain profitable.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates.  As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.  We measure interest rate risk under various rate scenarios and using specific criteria and assumptions.  A summary of this process, along with the results of our net interest income simulations, is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K.  Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Commercial loans were $1.72 billion (including $1.28 billion of commercial real estate loans), or approximately 71% of our total loan portfolio as of December 31, 2008.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.28 billion, or approximately 75%, of our total commercial loan portfolio as of December 31, 2008. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. A significant portion of these loans are owner occupied, which reduces the risk typically associated with commercial real estate lending since the primary source of repayment comes from the successful operation of a business instead of the cash flow generated from the rental of the property. Adverse developments affecting real estate values in a few of our markets have adversely affected some of our commercial real estate loans, and further developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land developments loans.  When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk.  Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the problems that have occurred in the residential real estate and mortgage markets were to spread to the commercial real estate market, particularly within our market areas, the value of collateral securing our commercial real estate loans may decline and the demand for our commercial real estate loans could decrease. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the collateral value that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. Until the recent economic crisis, particularly in our Western markets in Arizona, Colorado and Montana, we generally had not experienced a downturn in credit performance by our commercial real estate loan customers, but in light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not continue to experience deterioration in such performance.

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

One- to four-family residential mortgage loans comprised $203.9 million, or 8%, of our loan and lease portfolio at December 31, 2008, and are secured primarily by properties located in the Midwest. These loans generally result in lower yields and lower profitability for us than other loans in Heartland’s portfolio and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, may result in a continued decrease in mortgage loan volume and increased charge-offs if we are not able to realize the amount of security that we anticipated at the time of originating the loan.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2008, consumer loans totaled $234.1 million, or 10%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Citizens Finance loans, net of unearned,  totaled $43.2 million at December 31, 2008, or 19% of Heartland’s total consumer loan portfolio, net of unearned.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2008, agricultural real estate loans totaled $179.5 million, or 7%, of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat.  Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2008, these loans totaled $68.2 million, or 3%, of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

We established our allowance for loan losses in consultation with management of the bank subsidiaries and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. During the last six months of 2008, we were required to significantly increase our provision for loan losses because of the impact of the declining economy and real estate assets on some of our borrowers, resulting in charge-offs and an increased level of nonperforming assets. At December 31, 2008, our allowance for loan losses as a percentage of total loans was 1.48% and as a percentage of total nonperforming loans was approximately 0.46%.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

If our goodwill or amortizable intangible assets become impaired, our operating results may be adversely affected.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates,  slower growth rates in the industry and a stock price lower than our underlying book value per share. If we are required to record a significant charge to earnings in the consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations will be adversely affected.

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

The FDIC has increased, and may further increase, deposit insurance premiums, negatively impacting our profitability.

The FDIC charges insured financial institutions premiums to maintain the deposit insurance fund, and increases or decreases the amount of premiums it assesses based on reserve ratios for that fund, some of which are mandated by statute. Current economic conditions have increased bank failures, and the payments the FDIC must make using the resources of the deposit insurance fund to resolve such bank failures. The EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 31, 2009 which may further increase the exposure of the deposit insurance fund to losses.  Further, Heartland has not opted out of FDIC’s Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, and results in additional assessments. On February 27, 2009, the FDIC approved an emergency special assessment of 20 cents per $100 insured deposits that would be collected in the third quarter of 2009 and agreed to increase fees it will begin charging banks in April to a range of 12 cents to 16 cents per $100 deposit. Further increases may be necessary in the future due to, among other things, additional increases in the number of bank failures. The proposed special assessment was subsequently reduced to 10 cents per $100 insured deposits and awaits Congressional affirmation. We expect an estimated charge of approximately $2.7 million resulting from the emergency special assessment in 2009 at the proposed 10 cents per $100 deposit rate and an increase of approximately $2.1 million in the deposit insurance premium expense for 2009, as compared to 2008, as a result of the increase in the regular assessment rate. Any additional increase in the deposit insurance premium could have a material adverse effect on our financial results.

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

Negative publicity could adversely impact our business and financial results.

Reputation risk, or the risk to our earnings and capital from negative publicity, is inherent to our business. Current public uneasiness with the United States banking system heightens this risk, as banking customers often transfer news regarding financial difficulties or even failure of some institutions, to fear of financial difficulty or failure of even the most secure institutions.  In this climate, any negative news may become cause for curtailment of business relationships, withdrawal of funds or other actions that can have a compounding effect, and could adversely affect our operations.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors, including; actual or anticipated variations in our quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; capital commitments by or involving Heartland or our subsidiary banks; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; new reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events have recently caused a decline in our stock price, and these factors as well as interest rate changes, continued unfavorable credit loss trends, or unforeseen events such as terrorist attacks could cause our stock price to remain volatile regardless of our operating results.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As of December 31, 2008, Heartland had no unresolved staff comments.

ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations

Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	59,500	Owned	8

Galena State Bank & Trust Co. 971 Gear Street Galena, IL 61036	18,000	Owned	3

Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4

First Community Bank 320 Concert Street Keokuk, IA 52632	6,000	Owned	3

Wisconsin Community Bank 8240 Mineral Point Rd. Madison, WI 53719	19,000	Owned	7

New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2011	17

Arizona Bank & Trust 2036 E. Camelback Rd. Phoenix, AZ 85016	14,000	Owned	6
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9
Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	3
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2013	1
Citizens Finance Co. 1275 Main Street Dubuque, IA 52001	5,600	Leased from DB&T	8

The principal office of Heartland is located in Dubuque Bank and Trust Company's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2008, that are ordinary routine litigation incidental to our business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 to a vote of security holders.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 1,500 stockholders of record as of March 9, 2009, and approximately 1,600 additional stockholders held shares in street name.  The common stock of Heartland has been quoted on the Nasdaq Stock Market since May 2003 under the symbol “HTLF” and is a Nasdaq Global Select Market security.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the Nasdaq Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter	High	Low

2008:
First	$22.40	$16.78
Second	23.40	18.19
Third	25.06	18.40
Fourth	25.00	16.70

2007:
First	$28.80	$25.75
Second	27.20	23.07
Third	23.67	17.04
Fourth	22.25	18.08

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2008.  The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2008	2007

First	$.10	$.09
Second	.10	.09
Third	.10	.09
Fourth	.10	.10

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from its bank subsidiaries, and the bank subsidiaries are subject to regulatory limitations on the amount of cash dividends they may pay.  Heartland will be prohibited from paying any dividends on common stock unless all dividends on the Preferred Stock have been paid, and under the Purchase Agreement with the Treasury and so long as the Preferred Stock is held by the Treasury will be prohibited until after December 19, 2012, from paying quarterly dividends, without the Treasury’s consent, in excess of $0.10 per share. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Bank Subsidiaries – Dividend Payments" for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended December 31, 2008, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
10/01/08- 10/31/08	3,766	$24.02	3,766	$3,264,533
11/01/08- 11/30/08	8,193	$23.20	8,193	$2,926,685
12/01/08- 12/31/08	26,804	$21.32	26,804	$3,352,443
Total:	38,763	$21.98	38,763	N/A

(1)
Effective April 17, 2007, Heartland’s board of directors authorized management to acquire and hold up to 250,000 shares of common stock as treasury shares at any one time. Effective January 24, 2008, Heartland’s board of directors authorized an expansion of the number of treasury shares at any one time to 500,000. In conjunction with participation in the Treasury’s TARP Capital Purchase Program, effective December 19, 2008, Heartland is prohibited from any repurchase, redemption or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans.

(2)
The amounts listed were calculated by multiplying the difference between 500,000 and the number of shares held in treasury stock on the last business day of the month by the closing price of Heartland’s common stock on the last business day of the month.

There were no registered sales of equity securities made during the fourth quarter of Heartland’s fiscal year 2008.

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

Cumulative Total Return Performance
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Heartland Financial USA, Inc.	$100.00	$109.99	$120.66	$162.73	$106.47	$120.34
Nasdaq Composite	$100.00	$110.06	$112.92	$126.61	$138.33	$80.65
Nasdaq Bank	$100.00	$111.07	$108.58	$123.71	$97.70	$74.90

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2003

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
Heartland Financial USA, Inc.
Nasdaq Composite
Nasdaq Bank

*Total return assumes reinvestment of dividends

ITEM 6.

SELECTED FINANCIAL DATA
For the years ended December 31, 2008, 2007, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

	2008		2007		2006		2005		2004
STATEMENT OF INCOME DATA
Interest income	$202,585		$215,231		$190,150		$151,489		$120,374
Interest expense	86,899		105,891		85,409		58,916		43,073
Net interest income	115,686		109,340		104,741		92,573		77,301
Provision for loan and lease losses	29,319		10,073		3,883		6,533		4,846
Net interest income after provision for loan and lease losses	86,367		99,267		100,858		86,040		72,455
Noninterest income	30,196		31,710		29,938		25,457		23,135
Noninterest expenses	101,959		97,606		94,943		80,285		68,425
Income taxes	3,312		9,409		11,578		9,561		7,556
Income from continuing operations	11,292		23,962		24,275		21,651		19,609
Discontinued operations:
Income from discontinued operations (including gain on sale of $2,242 in 2007 and $20 in 2006)	-		2,756		1,758		1,664		1,024
Income taxes	-		1,085		931		589		381
Income from discontinued operations	-		1,671		827		1,075		643
Net income	11,292		25,633		25,102		22,726		20,252
Preferred dividends and discount	(178)		-		-		-		-
Net income available to common stockholders	$11,114		$25,633		$25,102		$22,726		$20,252

PER COMMON SHARE DATA
Net income – diluted	$0.68		$1.54		$1.50		$1.36		$1.26
Income from continuing operations – diluted[1]	0.68		1.44		1.45		1.30		1.22
Cash dividends	0.40		0.37		0.36		0.33		0.32
Dividend payout ratio	58.13%		23.60%		23.53%		23.82%		24.87%
Book value	$14.13		$14.04		$12.65		$11.46		$10.69
Weighted average shares outstanding-diluted	16,365,815		16,596,806		16,734,989		16,702,146		16,084,557

BALANCE SHEET DATA
Investments and federal funds sold	$903,705		$689,949		$617,119		$567,002		$553,284
Loans held for sale	19,695		12,679		50,381		40,745		32,161
Total loans and leases, net of unearned	2,405,001		2,280,167		2,147,845		1,953,066		1,772,954
Allowance for loan and lease losses	35,651		32,993		29,981		27,791		24,973
Total assets	3,630,268		3,264,126		3,058,242		2,818,332		2,629,055
Total deposits	2,640,232		2,376,299		2,311,657		2,118,178		1,983,846
Long-term obligations	437,833		263,607		224,523		220,871		196,193
Preferred equity	75,578		-		-		-		-
Common stockholders’ equity	230,025		230,600		209,711		187,812		175,782

EARNINGS PERFORMANCE DATA
Return on average total assets	0.33%		0.81%		0.86%		0.84%		0.87%
Return on average stockholders’ equity	4.84		11.88		12.86		12.55		12.82
Net interest margin ratio[1,2]	3.89		3.95		4.17		4.03		3.90
Earnings to fixed charges:
Excluding interest on deposits	1.63	x	2.26	x	2.61	x	2.97	x	3.19	x
Including interest on deposits	1.17		1.34		1.44		1.55		1.65

ASSET QUALITY RATIOS
Nonperforming assets to total assets	2.51%		1.06%		0.34%		0.60%		0.41%
Nonperforming loans and leases to total loans and leases	3.24		1.40		0.39		0.77		0.56
Net loan and lease charge-offs to average loans and leases	1.15		0.30		0.11		0.18		0.16
Allowance for loan and lease losses to total loans and leases	1.48		1.45		1.40		1.42		1.41
Allowance for loan and lease losses to nonperforming loans and leases	45.73		103.66		356.11		185.37		251.62

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	6.80%		6.84%		6.66%		6.68%		6.77%
Total capital to risk-adjusted assets	14.92		12.48		11.18		10.61		10.82
Tier 1 leverage	10.68		8.01		7.74		7.66		7.26

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The Consolidated Financial Statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Summit Bank & Trust, of which Heartland was an 82% owner on December 31, 2008, an 81% owner on December 31, 2007 and an 80% owner on December 31, 2006; Summit Acquisition Corporation of which Heartland was a 99% owner on December 31, 2006; and Minnesota Bank & Trust, of which Heartland was an 80% owner on December 31, 2008.  Heartland was a 90% owner of Arizona Bank & Trust on December 31, 2007 and December 31, 2006.

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon the current beliefs, expectations and assumptions of Heartland’s management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

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

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through ten banking subsidiaries with a total of 61 banking locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota. In addition, Heartland has separate subsidiaries in the consumer finance, insurance and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings.

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

Net income for the year ended December 31, 2008, was $11.3 million, or $0.68 per diluted share, compared to $25.6 million, or $1.54 per diluted share, recorded during 2007. Return on average equity was 4.84% and return on average assets was 0.33% for the year 2008, compared to 11.88% and 0.81%, respectively, for the year 2007. Income from continuing operations during 2008 was $11.3 million, or $0.68 per diluted share, compared to $24.0 million, or $1.44 per diluted share, earned during 2007.

The $12.7 million or 53% decrease in income from continuing operations resulted primarily from increased provision for loan and lease losses, which was $29.3 million during 2008 compared to $10.1 million during 2007, an increase of $19.2 million or 191%. The increased loan loss provision in 2008 was due, in large part, to the continued deterioration of economic conditions and reduced real estate values, particularly in Heartland’s Western markets located in Arizona, Montana and Colorado. The impact of this additional expense on earnings was partially mitigated by increased net interest income, which increased $6.3 million or 6% over the prior year, primarily as a result of a $215.3 million or 8% growth in average earning assets and was partially offset as the amount of nonperforming loans increased throughout the year. Nonperforming loans were $78.0 million or 3.24% of total loans and leases at December 31, 2008. Net interest margin, expressed as a percentage of average earning assets, was 3.89% during 2008 compared to 3.95% during 2007.

For the year 2008, noninterest income decreased $1.5 million or 5% from 2007, primarily as a result of loss adjustments on the cash surrender value on bank-owned life insurance totaling $1.2 million for 2008 compared to income of $1.8 million during 2007. Included in the 2008 noninterest income was a $5.2 million gain on the sale of Heartland’s merchant bankcard processing services to TransFirst LLC and a $4.6 million impairment loss recorded on Heartland’s investment in perpetual preferred securities issued by Fannie Mae. For 2008, noninterest expense increased $4.4 million or 4%. The largest component of noninterest expense, salaries and employee benefits, grew by $2.2 million or 4%. Total full-time equivalent employees were 1,028 at December 31, 2008, compared to 982 at December 31, 2007. Occupancy expense increased during 2008, primarily as a result of the opening of six new banking offices during 2007 and the 2008 opening of Heartland’s 10th bank subsidiary, Minnesota Bank & Trust, and one new banking office at New Mexico Bank & Trust. The other category of noninterest expense that increased significantly during 2008 was outside services, resulting primarily from additional legal fees related to collection efforts on nonperforming loans and additional FDIC assessments as a majority of the FDIC credits at Heartland’s bank subsidiaries were utilized during 2007.

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

For the year 2007, income from continuing operations was $24.0 million, or $1.44 per diluted share, compared to $24.3 million, or $1.45 per diluted share, during 2006. Exclusive of the $1.3 million one-time expense associated with the court case mentioned earlier, Heartland’s net income from continuing operations for 2006 was $25.6 million, or $1.53 per diluted share. Income during 2007 decreased as compared to 2006 primarily as a result of increased provision for loan and lease losses, which was $10.1 million during 2007 compared to $3.9 million during 2006, an increase of $6.2 million or 159%. The impact of this additional expense on earnings was partially mitigated by growth in net interest income and noninterest income. Net interest income increased $4.6 million or 4% over the prior year, primarily as a result of a $266.3 million or 10% growth in average earning assets and was partially offset as the amount of nonperforming loans increased throughout the year. Nonperforming loans were $31.8 million or 1.40% of total loans and leases at December 31, 2007. Net interest margin was 3.95% during 2007, compared to 4.17% during 2006.

For the year 2007, noninterest income increased $1.8 million or 6% over 2006, primarily from increased trust fees, brokerage and insurance commissions, gains on sale of loans and income on bank-owned life insurance. During the fourth quarter of 2007, Heartland sold its credit card portfolio, resulting in a gain of $1.0 million. The increases in the aforementioned noninterest income categories were partially offset by $1.2 million in amortization of investments made during 2007 in limited liability companies that own certified historic structures for which historic rehabilitation tax credits apply. For the year 2007, noninterest expense increased $2.7 million or 3%. Exclusive of the $2.4 million judgment recorded during 2006, noninterest expense increased $5.1 million or 5%. The largest contributor to this increase was salaries and employee benefits which grew by $3.6 million or 7% during 2007, primarily due to branch expansions, including the formation of Summit Bank & Trust and Minnesota Bank & Trust, and additional staffing at Heartland’s operations center to provide support services to the growing number of Bank Subsidiaries. Total full-time equivalent employees increased to 982 at December 31, 2007, from 959 at December 31, 2006. Heartland’s expansion efforts during 2007 included the opening of five new branch offices, the relocation of one branch office and the formation of its newest de novo bank charter, Minnesota Bank & Trust.

At December 31, 2008, total assets had increased $366.1 million or 11% since year-end 2007. Total loans and leases were $2.41 billion at December 31, 2008, compared to $2.28 billion at year-end 2007, an increase of $124.8 million or 5%. The loan categories contributing to this growth were the commercial, agricultural and consumer loan categories which increased $85.5 million, $22.0 million and $34.5 million, respectively, since year-end 2007. Most of the loan growth in the commercial and commercial real estate category occurred at Dubuque Bank and Trust Company, Riverside Community Bank, New Mexico Bank & Trust, Summit Bank & Trust and Minnesota Bank & Trust. A majority of the increase in agricultural and agricultural real estate loans occurred at Dubuque Bank and Trust Company and Wisconsin Community Bank. Growth in the consumer portfolio occurred primarily at New Mexico Bank & Trust, Wisconsin Community Bank, Rocky Mountain Bank, Summit Bank & Trust and Citizens Finance Co.
Total deposits grew to $2.64 billion at December 31, 2008, an increase of $263.9 million or 11% since year-end 2007. Growth in deposits was weighted more heavily in Heartland’s Western markets which were responsible for nearly 54% of the total growth. Demand deposits experienced an increase of $1.6 million or nearly 1% since year-end 2007. Savings deposit balances experienced an increase of $273.3 million or 32% since year-end 2007. Time deposits, exclusive of brokered deposits, increased $6.6 million or 1% since year-end 2007. At December 31, 2008, brokered time deposits totaled $51.5 million or 2% of total deposits compared to $69.0 million or 3% of total deposits at year-end 2007. A large portion of the growth in savings deposits is attributable to the January 2008 introduction of a new retail interest-bearing checking account product, the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product initially rolled out to business depositors during the second quarter of 2008 and a promotional offer on a new money market savings product offered late in the third quarter of 2008.

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

On December 19, 2008, Heartland received $81.7 million through participation in the U.S. Treasury’s Capital Purchase Program (the “CPP”). The CPP was authorized by the government’s Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008.  The TARP is designed to infuse capital into the nation’s healthiest banks to increase the flow of financing to American consumers and businesses. Funds received by Heartland were allocated to debt reduction, capital maintenance at its subsidiary banks and short-term investments. Heartland intends to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets.

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan-by-loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the banks’ boards of directors. Specific factors considered by management in establishing the allowance included the following:

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2008. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below estimates the theoretical range of the 2008 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality.

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

Allowance for loan and lease losses at December 31, 2008	$35,651
Assuming deterioration in credit quality:
Addition to provision	4,051
Resultant allowance for loan and lease losses	$39,702
Assuming improvement in credit quality:
Reduction in provision	(1,434)
Resultant allowance for loan and lease losses	$34,217

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

Net interest margin, expressed as a percentage of average earning assets, was 3.89% during 2008 compared to 3.95% during 2007 and 4.17% during 2006. Affecting the net interest margin throughout 2008 and most of 2007 was the impact of foregone interest on Heartland’s nonperforming loans, which had balances of $78.0 million or 3.24% of total loans and leases at December 31, 2008, compared to $31.8 million or 1.40% of total loans and leases at year-end 2007 and $8.4 million or 0.39% of total loans and leases at year-end 2006. Additionally, early in the third quarter of 2007, a $20.5 million investment was made in bank-owned life insurance upon which interest expense associated with the funding of this investment is reflected in net interest margin while the corresponding earnings (losses) on this investment are recorded as noninterest income.

Net interest income, on a tax-equivalent basis, increased $6.5 million or 6% during 2008 and $4.7 million or 4% during 2007. Contributing to these increases was the growth in average earning assets of $215.3 million or 8% during 2008 and $266.3 million or 10% during 2007. Fluctuations in net interest income between years is also related to changes in the volume of average earning assets and interest bearing liabilities, combined with changes in average yields and rates of the corresponding assets and liabilities as demonstrated in the tables at the end of this section. The percentage of average loans to total average assets was 68% during 2008, 71% during 2007 and 70% during 2006. During 2008, Heartland’s interest bearing liabilities repriced downward more quickly than its interest bearing assets.

On a tax-equivalent basis, interest income in 2008 totaled $206.5 million compared to $218.9 million in 2007, a decrease of $12.4 million or 6%, which compared to $193.7 million during 2006, an increase of $25.2 million or 13%. Nearly half of the loans in Heartland’s commercial and agricultural loan portfolios are floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. The national prime interest rate was 8.25% for the first eight months of 2007 and then gradually decreased during the last four months of 2007 to 7.25%. Throughout 2008, the national prime interest rate continued to decline and, by year-end, had decreased to 3.25%. A large portion of Heartland’s floating rate loans that reprice immediately with a change in national prime have interest rate floors that are currently in effect. Additionally, Heartland has two $50.0 million derivative transactions on the loan portfolio that are at their floor interest rates.

Interest expense for 2008 was $86.9 million compared to $105.9 million in 2007, a decrease of $19.0 million or 18%. Interest rates paid on Heartland’s deposits and borrowings were significantly lower during 2008 compared to 2007. Approximately 51% of Heartland’s certificate of deposit accounts will mature within the next six months at a weighted average rate of 3.15%.

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

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. During 2009, Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland’s net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Item 7A of this Form 10-K contains additional information about the results of Heartland’s most recent net interest income simulations.

In order to reduce the potentially negative impact a downward movement in interest rates would have on net interest income on the loan portfolio, Heartland has certain derivative transactions currently open: a five-year collar transaction on a notional $50.0 million entered into in September 2005 and a three-year collar transaction on a notional $50.0 million entered into in April 2006. Additionally, in August 2006, Heartland entered into a leverage structured wholesale repurchase agreement transaction. This wholesale repurchase agreement in the amount of $50.0 million initially had a variable interest rate that reset quarterly to the 3-month LIBOR rate plus 29.375 basis points. Within this contract was an interest floor option that resulted when the 3-month LIBOR rate fell to 4.40% or lower. If that situation occurred, the rate paid would have been decreased by two times the difference between the 3-month LIBOR rate and 4.40%. In order to effectuate this wholesale repurchase agreement, a $55.0 million government agency bond was acquired. On the date of the contract, the interest rate on the securities was nearly equivalent to the interest rate being paid on the repurchase agreement contract. As the general level of interest rates declined during 2007, this transaction was restructured to reduce the risk of rising rates in the future. The unrealized gains were utilized to reduce the maximum rate to 3.06% until August 28, 2009, when it is callable. If not called, the funding will remain in place until November 28, 2010. Within this contract is an interest rate cap option that will reduce the interest rate being paid when the 3-month LIBOR rate exceeds 5.15%.

On February 1, 2007, Heartland entered into two interest rate cap transactions on a total notional amount of $45.0 million to reduce the potentially negative impact an upward rate environment would have on net interest income. These two-year contracts were acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.50% and were designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with two of its trust preferred capital securities. On January 15, 2008, Heartland entered into another interest rate cap transaction on a notional amount of $20.0 million to further reduce the potentially negative impact an upward rate environment would have on net interest income. This fifty-five month contract was acquired with the counterparty as the payer on 3-month LIBOR at a cap strike rate of 5.12% and was designated as a cash flow hedge against the LIBOR based variable-rate interest payments on Heartland’s subordinated debentures associated with another of its trust preferred capital securities. Additionally, on March 28, 2008, Heartland entered into a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to extend the maturity date on a portion of the February 2007 transactions. This cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. Note 13 to the consolidated financial statements contains additional information about Heartland’s derivative transactions.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES [1]
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008			2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$616,525	$31,232	5.07%	$477,338	$21,937	4.60%	$419,625	$17,593	4.19%
Nontaxable [1]	151,828	9,813	6.46	136,552	9,077	6.65	131,149	8,843	6.74
Total securities	768,353	41,045	5.34	613,890	31,014	5.05	550,774	26,436	4.80
Interest bearing deposits	706	18	2.55	700	33	4.71	555	22	3.96
Federal funds sold	15,494	299	1.93	7,295	387	5.31	2,522	164	6.50
Loans and leases:
Commercial and commercial real estate [1]	1,645,264	108,651	6.60	1,597,247	125,916	7.88	1,427,989	109,495	7.67
Residential mortgage	223,334	14,169	6.34	240,932	16,303	6.77	228,954	14,964	6.54
Agricultural and agricultural real estate [1]	238,328	16,933	7.10	225,471	18,209	8.08	212,992	17,077	8.02
Consumer	212,430	20,004	9.42	196,432	20,655	10.52	187,814	18,684	9.95
Direct financing leases, net	7,489	445	5.94	11,939	714	5.98	13,913	839	6.03
Fees on loans	-	4,914	-	-	5,696	-	-	6,054	-
Less: allowance for loan and lease losses	(34,048)	-	-	(31,870)	-	-	(29,801)	-	-
Net loans and leases	2,292,797	165,116	7.20	2,240,151	187,493	8.37	2,041,861	167,113	8.18
Total earning assets	3,077,350	$206,478	6.71%	2,862,036	$218,927	7.65%	2,595,712	$193,735	7.46%
NONEARNING ASSETS
Total nonearning assets	301,580			292,788			333,990
TOTAL ASSETS	$3,378,930			$3,154,824			$2,929,702
INTEREST BEARING LIABILITIES
Interest bearing deposits:
Savings	$938,701	$18,176	1.94%	$831,675	$22,404	2.69%	$781,636	$18,993	2.43%
Time, $100,000 and over	336,926	13,422	3.98	291,073	14,307	4.92	220,736	9,287	4.21
Other time deposits	807,617	32,506	4.02	876,146	41,154	4.70	826,610	34,250	4.14
Short-term borrowings	233,856	4,571	1.95	287,428	13,293	4.62	225,500	9,827	4.36
Other borrowings	417,462	18,224	4.37	241,517	14,733	6.10	229,020	13,051	5.70
Total interest bearing liabilities	2,734,562	86,899	3.18	2,527,839	105,891	4.19	2,283,502	85,408	3.74
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	372,496			362,109			347,041
Accrued interest and other liabilities	39,351			49,136			104,035
Total noninterest bearing liabilities	411,847			411,245			451,076
STOCKHOLDERS’ EQUITY	232,521			215,740			195,124
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,378,930			$3,154,824			$2,929,702

Net interest income [1]		$119,579			$113,036			$108,327
Net interest spread			3.53%			3.46%			3.72%
Net interest income to total earning assets [1]			3.89%			3.95%			4.17%
Interest bearing liabilities to earning assets	88.86%			88.32%			87.97%

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$6,397	$2,898	$9,295	$2,420	$1,924	$4,344
Tax-exempt	1,015	(279)	736	364	(130)	234
Interest bearing deposits	-	(15)	(15)	6	5	11
Federal funds sold	435	(523)	(88)	310	(87)	223
Loans and leases	4,406	(26,783)	(22,377)	16,229	4,151	20,380
TOTAL EARNING ASSETS	12,253	(24,702)	(12,449)	19,329	5,863	25,192

LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	2,883	(7,111)	(4,228)	1,216	2,195	3,411
Time, $100,000 and over	2,254	(3,139)	(885)	2,959	2,061	5,020
Other time deposits	(3,219)	(5,429)	(8,648)	2,052	4,852	6,904
Short-term borrowings	(2,478)	(6,244)	(8,722)	2,699	767	3,466
Other borrowings	10,733	(7,242)	3,491	712	970	1,682
TOTAL INTEREST BEARING LIABILITIES	10,173	(29,165)	(18,992)	9,638	10,845	20,483
NET INTEREST INCOME	$2,080	$4,463	$6,543	$9,691	$(4,982)	$4,709

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

The allowance for loan and lease losses at December 31, 2008, was 1.48% of loans and leases and 45.73% of nonperforming loans, compared to 1.45% of loans and leases and 103.66% of nonperforming loans at December 31, 2007. The total provision for loan losses for 2008 was $29.3 million compared to $10.1 million for the year 2007. Additions to the allowance for loan and lease losses during 2008 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values, higher levels of charge-offs and an increase in nonperforming loans, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

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

NONINTEREST INCOME

The table below shows Heartland’s noninterest income for the years indicated.

(Dollars in thousands)

	For the years ended December 31,			% Change
	2008	2007	2006	2008/ 2007	2007/ 2006
Service charges and fees, net	$11,654	$11,108	$11,058	5%	-%
Loan servicing income	4,600	4,376	4,279	5	2
Trust fees	7,906	8,053	7,258	(2)	11
Brokerage and insurance commissions	3,719	3,097	1,871	20	66
Securities gains, net	1,525	341	553	347	(38)
Gain (loss) on trading account securities	(998)	(105)	141	(850)	174
Impairment loss on equity securities	(5,151)	-	(76)	-	100
Gains on sale of loans	1,610	3,578	2,289	(55)	56
Income (loss) on bank-owned life insurance	(1,184)	1,777	1,151	(167)	54
Gain on sale of merchant services	5,200	-	-	-	-
Other noninterest income (loss)	1,315	(515)	1,414	355	(136)
Total noninterest income	$30,196	$31,710	$29,938	(5)%	6%

Noninterest income decreased $1.5 million or 5% during 2008. Included in the 2008 noninterest income was a $5.2 million gain on the sale of Heartland’s merchant bankcard processing services to TransFirst LLC and a $4.6 million impairment loss recorded on Heartland’s investment in perpetual preferred securities issued by Fannie Mae. Noninterest income during 2008 was positively affected by increased service charges and fees, loan servicing income, brokerage and insurance commissions and securities gains. Negatively impacting noninterest income for 2008 were increased losses on trading account securities, reduced gains on sale of loans and a reduction in the cash surrender value on bank-owned life insurance. For the year 2007, total noninterest income increased $1.8 million or 6%. The noninterest income categories contributing significantly to the improvement during 2007 were trust fees, brokerage and insurance commissions, gains on sale of loans and income on bank-owned life insurance.

During 2008, service charges and fees increased $546,000 or 5%. Overdraft fees recorded during 2008 were $6.0 million compared to $5.5 million during 2007, an increase of $500,000 or 9%. Growth in the number of checking accounts resulted in the increased overdraft fees. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in deposit service charges and fees of $2.9 million during 2008 compared to $2.0 million during 2007, an increase of $900,000 or 45%. Included in service charges and fees are the fees generated from the issuance of bank credit cards. During the fourth quarter of 2007, Heartland sold its credit card portfolio. As a result of this sale, revenue resulting from activity on these credit cards decreased by $578,000 or 81% during 2008 compared to 2007. During 2007, service charges and fees increased $50,000 or less than 1%. Included in service charges and fees were the fees recorded at HTLF Capital Corp., which were $30,000 during 2008 and 2007, compared to $502,000 during 2006. In the second quarter of 2006, the officers of HTLF Capital Corp. left employment with Heartland to join an investment bank. Subsequently, management decided to close the operations of this subsidiary. Fees recorded by HTLF Capital Corp. on any transactions financed by the Heartland subsidiary banks were deferred and recognized as income over the period of the loan. Exclusive of the fees at HTLF Capital Corp., service charges and fees increased $521,000 or 5% during 2007, primarily as a result of additional overdraft fees and growth in fees collected for the processing of activity on Heartland’s automated teller machines and debit cards. Overdraft fees were $5.5 million during 2007 compared to $5.1 million during 2006.

Loan servicing income increased $225,000 or 5% during 2008 and $97,000 or 2% during 2007. These increases were largely due to an increase in service fees collected on the mortgage loans Heartland sold into the secondary market while retaining servicing. Heartland’s mortgage loan servicing portfolio grew from $602.7 million at December 31, 2006, to $636.0 million at December 31, 2007, and $712.9 million at December 31, 2008, generating mortgage loan servicing fees of $1.5 million for 2006, $1.6 million for 2007 and $1.7 million for 2008.

Trust fees decreased $147,000 or 2% during 2008 compared to an increase of $795,000 or 11% during 2007. A large portion of trust fees are based upon the market value of the trust assets, which was $1.56 billion at year-end 2006, $1.68 billion at year-end 2007 and $1.40 billion at year-end 2008.

Brokerage and insurance commissions increased $622,000 or 20% during 2008 and $1.2 million or 66% during 2007. The increase during 2008 was primarily attributable to more active promotion of brokerage and investment services at many of Heartland’s subsidiary banks and the receipt by Dubuque Bank and Trust Company’s insurance agency of insurance contingencies that exceeded the prior year’s amounts by nearly $160,000. The increase during 2007 was primarily attributable to Summit Bank & Trust’s March 2007 acquisition of brokerage personnel and a book of business. The experienced brokers and support staff serve their 8,800 investment clients from Summit Bank & Trust’s banking offices in Broomfield, Thornton and Erie, Colorado.

Securities gains totaled $1.5 million during 2008, $341,000 during 2007 and $553,000 during 2006. As the yield curve steepened and the spreads on mortgage-backed securities in comparison to government agency securities widened during the first six months of 2008, management elected to sell a portion of its agency securities at gains and replace them with mortgage-backed securities that provided enhanced yields.

The equity securities trading portfolio recorded losses of $998,000 during 2008 compared to losses of $105,000 during 2007 and gains of $141,000 during 2006. The gains and losses recorded on this portfolio were generally reflective of the overall activity in the stock market. The losses recorded during 2008 included $270,000 recorded for further declines in the market value of Fannie Mae preferred securities that had been transferred into the trading portfolio in September 2008.

Impairment losses on securities deemed to be other than temporary totaled $5.2 million during 2008.  Nearly all of this loss was attributable to Heartland’s investment in perpetual preferred securities issued by Fannie Mae, which was included in securities available for sale at a cost of $5.1 million. At September 30, 2008, these securities were written down to their trading value of $436,000 and transferred to the trading portfolio. Heartland does not hold any common or any other equity securities issued by Fannie Mae or Freddie Mac.

Gains on sale of loans were $1.6 million during 2008, $3.6 million during 2007 and $2.3 million during 2006. Included in these gains during 2007 was the sale of Heartland’s credit card portfolio at a gain of $1.0 million. Exclusive of this one-time event, Heartland’s gains on sale of loans generally results from the sale of fifteen- and thirty-year, fixed-rate mortgage loans into the secondary market. During low rate environments and flat yield curve environments, customers are more apt to take these long-term mortgage loans, which Heartland usually elects to sell and retain servicing on these loans. Customer demand for these types of loans had decreased during 2008 as economic conditions softened. Beginning in December 2008 through February 2009, activity on these types of loans had increased as long-term mortgage loan rates had fallen below 5.00%.

The change in cash surrender value on bank-owned life insurance resulted in a loss of $1.2 million during 2008 compared to income of $1.8 million during 2007. A large portion of Heartland’s bank-owned life insurance is held in a separate account product that experienced significant market value declines during the last half of 2008. Income on bank-owned life insurance increased $626,000 or 54% during 2007. This increase was reflective of improved performance on a newly purchased policy in 2007 which included a new premium of $20.5 million and exchanged policies of $30.5 million.

From time to time, Dubuque Bank and Trust Company has acquired a 99.9% ownership interest in different limited liability companies that own certified historic structures for which historic rehabilitation tax credits apply. Amortization of the investments in these limited liability companies was recorded in the other noninterest income category in the amount of $466,000 during 2008 and $1.2 million during 2007. Excluding this amortization, other noninterest income increased $88,000 or 5% during 2008 and $279,000 or 20% during 2007. The initial public offering of Visa Inc., completed on March 18, 2008, provided Heartland with a $246,000 pre-tax gain, which was recorded as other noninterest income during the first quarter of 2008. This gain was attributable to restricted shares of Visa, Inc. held by Dubuque Bank and Trust Company and Galena State Bank & Trust Co. that were redeemed in connection with the initial public offering. Recorded in other noninterest income during the first quarter of 2007 was a $250,000 payment received in the settlement of a dispute with two former employees at one of our Bank Subsidiaries.

NONINTEREST EXPENSE

The table below shows Heartland’s noninterest expense for the years indicated.

(Dollars in thousands)

	For the years ended December 31,			% Change
	2008	2007	2006	2008/ 2007	2007/ 2006
Salaries and employee benefits	$56,752	$54,568	$50,975	4%	7%
Occupancy	9,019	7,902	7,291	14	8
Furniture and equipment	6,968	6,972	6,724	-	4
Outside services	11,322	9,555	9,404	18	2
Advertising	3,762	3,642	3,893	3	(6)
Intangible assets amortization	943	892	942	6	(5)
Other noninterest expenses	13,193	14,075	15,714	(6)	(10)
Total noninterest expense	$101,959	$97,606	$94,943	4%	3%
Efficiency ratio[1]	68.78%	67.59%	68.94%

[1] Noninterest expense divided by the sum of net interest income and noninterest income less security gains.
Total noninterest expense increased $4.4 million or 4% in 2008. The noninterest expense categories experiencing the largest increases were salaries and employee benefits, occupancy and outside services. During 2007, total noninterest expense increased $2.7 million or 3%. Included in this increase was a $2.4 million judgment against Heartland and a bank subsidiary recorded during the first quarter of 2006. Exclusive of this judgment, noninterest expense increased $5.1 million or 6% during 2007. Contributing to the increase in 2007 were expenses associated with expansion efforts.

The largest component of noninterest expense, salaries and employee benefits, grew by $2.2 million or 4% during 2008 and $3.6 million or 7% during 2007. Total average full-time equivalent employees were 1,006 during 2008 compared to 984 during 2007 and 936 during 2006. The smaller increase during 2008 was primarily related to a slow down in expansion efforts. Years 2008 and 2007 included lower employer incentive payouts and employer contributions to Heartland’s retirement plan as earnings fell short of expectations.

Occupancy expense increased $1.1 million or 14% during 2008 and $611,000 or 8% during 2007, primarily as a result of the opening of six new banking offices during 2007 and the 2008 opening of Heartland’s 10th bank subsidiary, Minnesota Bank & Trust, and one new banking office at New Mexico Bank & Trust. Wisconsin Community Bank celebrated the opening of its Madison, Wisconsin office in March 2007. New Mexico Bank & Trust opened its third branch office in Santa Fe in April 2007 and two offices in the Albuquerque metropolitan area during 2006, one in Los Lunas in January and the other in Rio Rancho in March. Summit Bank & Trust began operations in its Broomfield, Colorado office in November 2006, opened its second branch office in Thornton, Colorado in May 2007 and acquired its third branch office in Erie, Colorado in October 2007. Rocky Mountain Bank opened its second branch office in Billings, Montana, in September 2007. Arizona Bank & Trust opened its fourth branch in Chandler, Arizona in May 2006, acquired a branch in Tempe, Arizona as a result of its acquisition of Bank of the Southwest in May 2006 and opened its sixth branch office in Gilbert, Arizona in October 2007. Even though expansion efforts adversely affect short-term profitability, management feels these investments offer great potential for Heartland’s future profitability. Of Heartland’s 61 banking offices, six have been open for less than one year, an additional six have been open for less than two years and two more have been open for less than three years. Management believes that it generally takes approximately three years for new branch offices to become profitable. Including the three additional offices under construction, Heartland has roughly 25% of its distribution network yet to make a meaningful contribution to earnings.

The other category of noninterest expense that increased significantly during 2008 was outside services, resulting primarily from additional legal fees related to collection efforts on nonperforming loans and additional FDIC assessments as a majority of the FDIC credits at Heartland’s bank subsidiaries were utilized during 2007. Outside services expense increased $1.8 million or 18% during 2008 compared to an increase of $151,000 or 2% during 2007. FDIC assessments totaled $1.4 million during 2008 compared to $762,000 during 2007 and $271,000 during 2006. Credits applied towards FDIC assessments totaled $256,000 during 2008 and $868,000 during 2007. Credits remaining for use in 2009 total $13,000. Also included in outside services expense were fees paid for legal and consulting services, which had increased during 2006 as a result of the Bank of the Southwest acquisition, the ULTEA, Inc. sale transaction and the formation of Summit Bank & Trust.

Other noninterest expenses decreased $882,000 or 6% during 2008 and $1.6 million or 10% during 2007. Both of the years under comparison included expenses of a nonrecurring nature. The year 2007 included $339,000 of remaining unamortized issuance costs expensed due to the redemption of $13.0 million of floating rate trust preferred securities. The year 2006 included a $2.4 million judgment mentioned previously. Exclusive of these two items, other noninterest expenses decreased $543,000 or 4% during 2008 and increased $403,000 or 3% during 2007. The following types of expenses are classified in the other noninterest expenses category: supplies, telephone, software maintenance, software amortization, seminars and other staff expense.

INCOME TAXES

Income tax expense from continuing operations during 2008 decreased $6.1 million or 65% when compared to 2007, resulting in an effective tax rate of 22.7% for 2008 compared to 28.2% for 2007. Heartland’s effective tax rate is affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 49.5% during 2008 and 19.0% during 2007. The tax-equivalent adjustment for this tax-exempt interest income was $3.9 million during 2008 compared to $3.7 million during 2007.

Income tax expense from continuing operations during 2007 decreased $2.2 million or 19% when compared to 2006, resulting in an effective tax rate of 28.2% for 2007 compared to 32.3% for 2006. The decrease in Heartland’s effective tax rate during 2007 resulted from the recording of a tax benefit totaling $1.4 million in projected federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s 99.9% ownership interest in two limited liability companies that own certified historic structures. Heartland’s effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 19.0% during 2007 and 17.7% during 2006. The tax-equivalent adjustment for this tax-exempt interest income was $3.7 million during 2007 compared to $3.6 million during 2006.

During 2006, income taxes from discontinued operations included a $282,000 tax provision to reflect taxes associated with the disposition of goodwill and life insurance policies at Heartland’s fleet lease subsidiary, ULTEA, Inc., that had not been previously recorded, as these items were appropriately treated as permanent tax differences in prior periods.

FINANCIAL CONDITION

LENDING ACTIVITIES

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated.

LOAN AND LEASE PORTFOLIO
December 31, 2008, 2007, 2006, 2005 and 2004
(Dollars in thousands)
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and commercial real estate	$1,718,071	71.30%	$1,632,597	71.48%	$1,483,738	68.95%	$1,304,080	66.65%	$1,162,103	65.42%
Residential mortgage	203,921	8.46	217,044	9.50	225,343	10.47	219,671	11.23	212,842	11.98
Agricultural and agricultural real estate	247,664	10.28	225,663	9.88	233,748	10.86	230,357	11.77	217,860	12.27
Consumer	234,061	9.72	199,518	8.74	194,652	9.05	181,019	9.25	167,109	9.41
Lease financing, net	5,829	0.24	9,158	0.40	14,359	0.67	21,586	1.10	16,284	0.92
Gross loans and leases	2,409,546	100.00%	2,283,980	100.00%	2,151,840	100.00%	1,956,713	100.00%	1,776,198	100.00%
Unearned discount	(2,443)		(2,107)		(1,875)		(1,870)		(1,920)
Deferred loan fees	(2,102)		(1,706)		(2,120)		(1,777)		(1,324)
Total loans and leases	2,405,001		2,280,167		2,147,845		1,953,066		1,772,954
Allowance for loan and lease losses	(35,651)		(32,993)		(29,981)		(27,791)		(24,973)
Loans and leases, net	$2,369,350		$2,247,174		$2,117,864		$1,925,275		$1,747,981

The table below sets forth the remaining maturities by loan and lease category, including loans held for sale.

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES [1]
As of December 31, 2008
(Dollars in thousands)
		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and commercial real estate	$785,493	$494,220	$224,958	$65,495	$147,905	$1,718,071
Residential mortgage	70,194	33,473	24,865	42,869	52,201	223,602
Agricultural and agricultural real estate	120,086	59,101	35,865	8,226	24,386	247,664
Consumer	49,790	64,776	9,920	17,333	92,256	234,075
Lease financing, net	2,998	2,719	-	112	-	5,829
Total	$1,028,561	$654,289	$295,608	$134,035	$316,748	$2,429,241

[1] Maturities based upon contractual dates

Heartland experienced growth in total loans and leases of $124.8 million or 5% in 2008 and $132.3 million or 6% in 2007. The Heartland subsidiary banks experiencing notable loan growth during 2008 were Dubuque Bank and Trust Company, New Mexico Bank & Trust and Summit Bank & Trust. The June 22, 2007, sale of the Broadus branch of Rocky Mountain Bank included loans of $20.9 million and the May 15, 2006, acquisition of Bank of the Southwest by Arizona Bank & Trust included loans of $50.9 million. Exclusive of these two events, total loans and leases increased by $204.2 million or 10% in 2007. The Heartland subsidiary banks experiencing notable loan growth during 2007 were Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank and Summit Bank & Trust.

The commercial and commercial real estate loan category continues to be the primary focus for all the Heartland subsidiary banks. These loans comprised 71% of the loan portfolio at year-end 2008 and 2007 compared to 69% at year-end 2006. These loans increased $85.5 million or 5% during 2008 and $148.9 million or 10% during 2007. Most of the 2008 loan growth in the commercial and commercial real estate category occurred at Dubuque Bank and Trust Company, Riverside Community Bank, New Mexico Bank & Trust, Summit Bank & Trust and Minnesota Bank & Trust. Included in the change for 2007 was the reclassification of $28.3 million of commercial real estate loans at Wisconsin Community Bank from the loans held for sale portfolio to the loans held to maturity portfolio as management intends to hold those loans in its portfolio. The sale of the Broadus branch of Rocky Mountain Bank included commercial and commercial real estate loans of $3.1 million. The 2007 growth in commercial and commercial real estate loans was greater in Heartland’s Western banks, with New Mexico Bank & Trust being the largest contributor. In the Midwest, Dubuque Bank and Trust Company experienced the largest share of the growth at $51.8 million during 2007.

Agricultural and agricultural real estate loans outstanding increased $22.0 million or 10% during 2008 compared to a decrease of $8.1 million or 3% during 2007.  A majority of the 2008 increase in agricultural and agricultural real estate loans occurred at Dubuque Bank and Trust Company and Wisconsin Community Bank. The sale of the Broadus branch of Rocky Mountain Bank included $16.2 million of agricultural and agricultural real estate loans. Exclusive of these loans, Heartland’s agricultural loans increased $8.1 million or 4% during 2007, with nearly all this growth occurring at Dubuque Bank and Trust Company. Of the $247.7 million in agricultural loans, over 70% were originated at Heartland’s Midwestern banks. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle, with approximately 30% being in grain production. Residential mortgage loans experienced a decrease of $13.1 million or 6% during 2008 compared to a decrease of $8.3 million or 4% during 2007. The sale of the Broadus branch of Rocky Mountain Bank included $978,000 of residential mortgage loans. Management anticipates that growth in our residential mortgage loan portfolio will be slower in low interest environments when consumers are more apt to choose 15- and 30-year fixed-rate mortgage loans which are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Heartland bank subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Consumer loans increased $34.5 million or 17% during 2008 compared to an increase of $4.9 million or 2% during 2007. Growth in the consumer portfolio during 2008 occurred primarily at New Mexico Bank & Trust, Wisconsin Community Bank, Rocky Mountain Bank, Summit Bank & Trust and Citizens Finance Co. Exclusive of the fourth quarter 2007 sale of Heartland’s credit card portfolio totaling $6.0 million, consumer loans increased $10.9 million or 6% during 2007. During 2007, growth at Citizens Finance Co. was a major contributing factor as it experienced an increase of $4.3 million or 11%. Citizens Finance Co.’s total loans comprised 20% of Heartland’s total consumer loan portfolio as of December 31, 2008, and 21% as of December 31, 2007. Heartland has continued to pursue opportunities to expand its Citizens Finance Co. subsidiary, as evidenced by the December 2004 opening of an office in Crystal Lake, Illinois; May 2006 opening of an office in Tinley Park, Illinois; October 2006 opening of an office in Cedar Rapids, Iowa and the January 2007 opening of an office in Davenport, Iowa. Contributing to the growth in consumer loans during 2008 was the successful origination of home equity lines of credit, primarily in Heartland’s Western banks.

Loans held for sale increased $7.0 million or 55% during 2008 as a result of activity in 15- and 30-year fixed-rate mortgage loans, which are usually sold into the secondary market. Loans held for sale decreased $37.7 million or 75% during 2007, primarily as a result of the reclassification of $28.3 million of commercial real estate loans at Wisconsin Community Bank from the loans held for sale portfolio to the loans held to maturity portfolio as management intends to hold those loans in its portfolio.

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

Loans and leases secured by real estate, either fully or partially, totaled $1.9 billion or 78% of total loans and leases at December 31, 2008. More than 60% of the non-farm, nonresidential loans are owner occupied. The largest categories within Heartland’s real estate secured loans are listed below:

(Dollars in thousands)

Residential real estate, excluding residential construction and residential lot loans	$400,112
Industrial, manufacturing, business and commercial	387,226
Agriculture	189,982
Land development and lots	147,729
Retail	120,942
Residential construction	111,670
Office	98,584
Hotel, resort and hospitality	97,931

NONPERFORMING LOANS AND LEASES AND OTHER NONPERFORMING ASSETS

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated.

NONPERFORMING ASSETS
December 31, 2008, 2007, 2006, 2005 and 2004
(Dollars in thousands)

	2008	2007	2006	2005	2004
Nonaccrual loans and leases	$76,953	$30,694	$8,104	$14,877	$9,837
Loans and leases contractually past due 90 days or more	1,005	1,134	315	115	88
Total nonperforming loans and leases	77,958	31,828	8,419	14,992	9,925
Other real estate	11,750	2,195	1,575	1,586	425
Other repossessed assets	1,484	438	349	471	313
Total nonperforming assets	$91,192	$34,461	$10,343	$17,049	$10,663
Nonperforming loans and leases to total loans and leases	3.24%	1.40%	0.39%	0.77%	0.56%
Nonperforming assets to total loans and leases plus repossessed property	3.77%	1.51%	0.48%	0.87%	0.60%
Nonperforming assets to total assets	2.51%	1.06%	0.34%	0.60%	0.41%

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

Nonperforming loans, defined as nonaccrual loans, restructured loans and loans past due ninety days or more, were $78.0 million or 3.24% of total loans and leases at December 31, 2008, compared to $31.8 million or 1.40% of total loans and leases at December 31, 2007, and $8.4 million or 0.39% of total loans and leases at December 31, 2006. Approximately 73%, or $56.9 million, of Heartland’s nonperforming loans at December 31, 2008, were to eighteen borrowers, with $21.3 million originated by Rocky Mountain Bank, $15.3 million originated by Arizona Bank & Trust, $7.7 million originated by Summit Bank & Trust, $7.1 million originated by Wisconsin Community Bank, $3.1 million originated by Riverside Community Bank, $1.4 million originated by First Community Bank and $1.0 million originated by Dubuque Bank and Trust Company. The portion of Heartland’s nonperforming loans covered by government guarantees was $2.9 million at December 31, 2008. The majority of the $23.4 million increase in nonperforming loans during 2007 was attributable to nonperforming loans at Wisconsin Community Bank totaling $10.2 million, of which $2.5 million in outstanding balances at December 31, 2007, was covered by government guarantees, and nonperforming loans at Arizona Bank & Trust totaling $5.3 million. The remaining increase was distributed among the other Bank Subsidiaries and related to a few loan customers. The allowance for loan and lease losses related to total nonperforming loans and leases was $4.4 million at December 31, 2008, and $1.8 million at December 31, 2007.

Other real estate owned increased to $11.8 million at December 31, 2008, compared to $2.2 million at year-end 2007. As a result of continued collection activities, it is likely that other real estate owned will rise during the first half of 2009.

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

Slightly over half of the consumer loans originated by the Heartland banks, $106.0 million, are in home equity lines of credit (“HELOC’s”). Under Heartland’s policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, Heartland’s internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, HELOC’s are established at an 80% loan to value.

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

The allowance for loan and lease losses at December 31, 2008, was 1.48% of loans and leases and 45.73% of nonperforming loans and leases, compared to 1.45% of loans and leases and 103.66% of nonperforming loans and leases at December 31, 2007, and 1.40% of loans and leases and 356% of nonperforming loans and leases at December 31, 2006. The total provision for loan and lease losses for 2008 was $29.3 million, compared to $10.1 million for the year 2007 and $3.9 million for the year 2006. Additions to the allowance for loan and lease losses during 2008 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values, higher levels of charge-offs and an increase in nonperforming loans, primarily in Heartland’s Western markets of Arizona, Montana and Colorado. Additions to the allowance for loan and lease losses during 2007 were primarily a result of the downgrading of credits as the economy softened and real estate values declined, particularly in the Phoenix market, and an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses. Also contributing to the growth in the allowance for loan and lease losses was the expansion of the loan portfolio during both years, particularly in the more complex commercial loan category and in the new markets Heartland has entered in which Heartland had little or no previous lending experience.

The amount of net charge-offs recorded by Heartland was $26.7 million during 2008 and $6.9 million during 2007. As a percentage of average loans and leases, net charge-offs were 1.15% during 2008 and 0.30% during 2007. Nearly 57% of the net charge-offs during 2008 were related to commercial real estate development loans and residential lot loans. Heartland has generally recognized the charge-off on a loan when the loan was resolved, sold or transferred to other real estate owned. However, during the last half of 2008, Heartland began to recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. The charge-offs during 2007 were largely attributable to one credit at Galena State Bank & Trust Co. and two credits at Wisconsin Community Bank. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $2.0 million during 2008 and $1.6 million during 2007. Net losses as a percentage of average loans, net of unearned, at Citizens were 4.83% for 2008 compared to 4.31% for 2007 and 3.61% for 2006. Loans with payments past due for more than thirty days at Citizens were 6.69% of gross loans at year-end 2008 compared to 7.06% of gross loans at year-end 2007 and 4.92% of gross loans at year-end 2006. Although Heartland may periodically experience a charge-off of more significance on an individual credit, management feels the credit culture at Heartland and its subsidiary banks remains solid.

The first table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans and leases outstanding. The second table below shows Heartland’s allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2008, 2007, 2006, 2005 and 2004
(Dollars in thousands)
	2008	2007	2006	2005	2004
Allowance at beginning of year	$32,993	$29,981	$27,791	$24,973	$18,490
Charge-offs:
Commercial and commercial real estate	22,487	5,226	1,494	2,203	1,736
Residential mortgage	1,010	237	227	75	104
Agricultural and agricultural real estate	33	-	148	160	78
Consumer	4,217	3,101	2,120	2,141	1,699
Lease financing	-	-	-	-	-
Total charge-offs	27,747	8,564	3,989	4,579	3,617
Recoveries:
Commercial and commercial real estate	226	983	1,031	544	345
Residential mortgage	18	4	95	1	35
Agricultural and agricultural real estate	177	-	62	141	188
Consumer	665	654	545	466	437
Lease financing	-	-	-	-	-
Total recoveries	1,086	1,641	1,733	1,152	1,005
Net charge-offs [1]	26,661	6,923	2,256	3,427	2,612
Provision for loan and lease losses from continuing operations	29,319	10,073	3,883	6,533	4,846
Provision for loan and lease losses from discontinued operations	-	-	(5)	31	-
Additions related to acquisitions	-	-	591	-	4,249
Reduction related to discontinued operations	-	(138)	(23)	-	-
Adjustment for transfer to other liabilities for unfunded commitments	-	-	-	(319)	-
Allowance at end of year	$35,651	$32,993	$29,981	$27,791	$24,973
Net charge-offs to average loans and leases	1.15%	0.30%	0.11%	0.18%	0.16%

[1]	Includes net charge-offs at Citizens Finance, Heartland’s consumer finance company, of $2,012 for 2008; $1,646 for 2007; $1,215 for 2006; $1,185 for 2005; and $789 for 2004.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
December 31, 2008, 2007, 2006, 2005 and 2004
(Dollars in thousands)

	2008		2007		2006		2005		2004
	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases
Commercial and commercial real estate	$23,133	71.30%	$22,564	71.48%	$18,612	68.95%	$17,478	66.65%	$15,463	65.42%
Residential mortgage	2,007	8.46	2,345	9.50	1,688	10.47	1,593	11.23	1,357	11.98
Agricultural and agricultural real estate	2,013	10.28	1,868	9.88	2,075	10.86	2,526	11.77	2,857	12.27
Consumer	3,322	9.72	2,954	8.74	3,008	9.05	2,893	9.25	2,190	9.41
Lease financing	97	0.24	128	0.40	192	0.67	149	1.10	103	0.92
Unallocated	5,079		3,134		4,406		3,152		3,003
Total allowance for loan and lease losses	$35,651		$32,993		$29,981		$27,791		$24,973

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 25% of total assets at December 31, 2008, and 21% at December 31, 2007. Total available for sale securities as of December 31, 2008, were $871.7 million, an increase of $189.3 million or 28% from year-end 2007. Total available for sale securities as of December 31, 2007, were $682.4 million, an increase of $68.4 million or 11% since year-end 2006. Additional securities were purchased during 2008 and the later half of 2007 as loan growth slowed.

The composition of the securities portfolio shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities during 2008 and the second half of 2007 as the spread on mortgage-backed securities widened in comparison to government agency securities. Additionally, during the second quarter of 2008, management implemented a leverage transaction which included the purchase of $50.0 million in mortgage-backed securities. This purchase was funded with $35.0 million in long-term structured wholesale repurchase agreement transactions and the remainder in short-term borrowings. The percentage of mortgage-backed securities was 56% at year-end 2008 compared to 36% at year-end 2007 and 22% at year-end 2006. More than 80% of Heartland’s mortgage-backed securities are issuances of government-sponsored enterprises as of year-end 2008.

Because the majority of the decline in market value on Heartland’s debt securities portfolio are attributable to changes in interest rates and not credit quality, and because Heartland has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Heartland did not consider those investments to be other-than-temporarily impaired at December 31, 2008. See Note 5 to Heartland’s consolidated financial statements for further discussion regarding unrealized losses on Heartland’s securities portfolio.

Periodically, Heartland has utilized auction rate securities as a higher-yielding alternative investment for fed funds. As of December 31, 2008, and December 31, 2007, Heartland’s securities portfolio held no auction rate securities. For a further description of these securities refer to Note 21 to Heartland’s consolidated financial statements.

The tables below present the composition and maturities of the securities portfolio, excluding the trading portfolio, by major category.

SECURITIES PORTFOLIO COMPOSITION
December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008		2007		2006
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$195,356	21.62%	$255,257	37.10%	$296,823	48.23%
Mortgage-backed securities	509,501	56.38	244,934	35.60	134,057	21.78
Obligations of states and political subdivisions	163,597	18.10	147,398	21.42	137,203	22.29
Other securities	35,251	3.90	40,472	5.88	47,389	7.70
Total	$903,705	100.00%	$688,061	100.00%	$615,472	100.00%

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES
December 31, 2008
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$91,414	4.35%	$103,942	2.64%	$-	-%	$-	-%	$195,356	3.54%
Mortgage-backed securities	5,985	4.92	269,999	5.20	209,404	5.24	8,602	7.53	493,990	5.25
Obligations of states and political subdivisions [1]	9,792	5.30	36,031	5.64	66,992	5.99	35,968	7.12	148,783	6.13
Corporate debt securities	-	-	-	-	-	-	4,664	10.07	4,664	10.07
Total	$107,191	4.47%	$409,972	4.64%	$276,396	5.42%	$49,234	7.47%	$842,793	5.04%

[1]	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES
December 31, 2008
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$1,057	4.33%	$4,655	8.40%	$9,799	9.86%	-	-%	15,511	8.85%
Obligations of states and political subdivisions [1]	-	-	-	-	518	6.15	$14,296	6.49	14,814	6.47
Total	$1,057	4.33%	$4,655	8.40%	$10,317	9.67%	$14,296	6.49%	$30,325	7.69%

[1]	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

DEPOSITS AND BORROWED FUNDS

The table below sets forth the distribution of Heartland’s average deposit account balances and the average interest rates paid on each category of deposits for the years indicated. For the years 2007 and 2006, these balances do not include the deposits included in the sale of the Broadus branch which totaled $30.2 million on the sale date. The distribution of these deposits was $3.4 million in demand deposits, $10.6 million in savings deposits and $16.2 million in time deposits.

AVERAGE DEPOSITS
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)
	2008			2007			2006
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$372,496	15.17%	0.00%	$362,109	15.34%	0.00%	$347,041	15.95%	0.00%
Savings	938,701	38.22	1.94	831,675	35.22	2.69	781,636	35.92	2.43
Time deposits less than $100,000	807,617	32.89	4.02	876,146	37.11	4.70	826,610	37.99	4.14
Time deposits of $100,000 or more	336,926	13.72	3.98	291,073	12.33	4.92	220,736	10.14	4.21
Total deposits	$2,455,740	100.00%		$2,361,003	100.00%		$2,176,023	100.00%

Total average deposits experienced an increase of $94.7 million or 4% during 2008 and $185.0 million or 9% during 2007. Exclusive of brokered deposits, total average deposits increased $126.1 million or 6% during 2008 and $209.5 million or 10% during 2007. All the Bank Subsidiaries, except for Wisconsin Community Bank and Arizona Bank & Trust, experienced growth in nonbrokered deposits during 2008. For 2007, all of the Bank Subsidiaries experienced growth in nonbrokered deposits. The growth in total nonbrokered deposits in Heartland’s markets in the West was 39% during 2008 compared to 68% during 2007. The addition of new banking locations in both the West and Midwest have contributed to the growth in deposits, as well as the increased focus on attracting new deposit customers in all of the markets served by the Bank Subsidiaries. The percentage of total average deposits in the West was 41% during 2008 and 2007, compared to 38% during 2006.

Average demand deposits increased $10.4 million or 3% during 2008 and $15.1 million or 4% during 2007. The number of demand deposit accounts has grown, primarily as a result of a continued focus on growth in these deposits. Management will continue to focus efforts on growing demand deposit account balances with internally-developed, companywide acquisition programs. Late in 2006, Heartland introduced a remote deposit capture service targeted at attracting business demand deposit accounts. This new desktop service converts checks to electronic images and transmits the images directly to the bank for deposit, thus providing our business customers with greater convenience and cost savings. The percentage of average demand deposit balances in the West was 56% in 2008, 58% in 2007 and 57% in 2006.

Average savings deposit balances increased by $107.0 million or 13% during 2008 and $50.0 million or 6% during 2007.  A large portion of the growth in savings deposits during 2008 was attributable to the January 2008 introduction of a new retail interest-bearing checking account product, the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product initially rolled out to business depositors during the second quarter of 2008 and a promotional offer on a new money market savings product offered late in the third quarter of 2008. The percentage of average savings deposits balances in the West was 40% in 2008 and 2007 compared to 38% in 2006.

Average time deposits, excluding brokered time deposits, increased $8.7 million or 1% during 2008 and $144.4 million or 16% during 2007. Many deposit customers have shifted a portion of their lower yielding deposit balances into higher yielding money market and certificate of deposit accounts. The Heartland bank subsidiaries have priced these products competitively to retain existing deposit customers, as well as to attract new customers. The percentage of average time deposits in the West was 35% during 2008 and 2007 compared to 31% in 2006.

Average brokered time deposits as a percentage of total average deposits were 3% during 2008 compared to 5% during 2007 and 6% during 2006. The reliance on brokered time deposits has decreased during 2008 and 2007 as the Heartland banks were able to grow deposits in their own markets at comparable rates.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2008.

TIME DEPOSITS $100,000 AND OVER
(Dollars in thousands)
December 31, 2008
3 months or less	$108,624
Over 3 months through 6 months	86,373
Over 6 months through 12 months	72,971
Over 12 months	102,646
$370,614

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase and short-term FHLB advances. These funding alternatives are utilized in varying degrees depending on their pricing and availability. At year-end 2008, short-term borrowings were $210.2 million compared to $354.1 million at year-end 2007, a decrease of $143.9 million or 41%. Management elected to utilize some additional long-term FHLB borrowings in 2008 as the interest rates on these borrowings were at lower levels than other funding alternatives, particularly brokered deposits.

All of the Bank Subsidiaries provide repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the individual bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $170.5 million at December 31, 2008, compared to $237.9 million at year-end 2007, a decrease of $67.4 million or 28%. This decrease resulted primarily from the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product rolled out to business depositors during the second quarter of 2008.

Also included in short-term borrowings was the $60.0 million revolving credit line Heartland had with third-party banks, primarily to provide working capital to Heartland and Citizens Finance Co. At December 31, 2007, a total of $15.0 million was outstanding on this credit line. On December 19, 2008, Heartland received $81.7 million through participation in the TARP CPP. In an effort to prudently manage its funding costs until the Bank Subsidiaries were in need of additional capital to meet loan demands or an acquisition of a troubled financial institution in an existing market was identified, Heartland used $34.0 million of the CPP funds received to extinguish the debt on its credit line and terminate the credit agreement. Heartland intends to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period.

SHORT-TERM BORROWINGS
(Dollars in thousands)
	As of or for the years ended December 31,
	2008	2007	2006
Balance at end of period	$210,184	$354,146	$275,694
Maximum month-end amount outstanding	367,991	354,146	277,604
Average month-end amount outstanding	230,680	291,289	258,844
Weighted average interest rate at year-end	0.68%	2.90%	4.71%
Weighted average interest rate for the year	1.95%	4.62%	4.36%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $437.8 million at December 31, 2008, compared to $263.6 million at December 31, 2007, an increase of $174.2 million or 66%. Other borrowings include wholesale repurchase agreements which totaled $120.0 million at December 31, 2008, and $50.0 million at year-end 2007. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2008, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/08	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/30	09/07/10
20,000	10/10/03	8.25%	8.25%	10/10/33	03/31/09
25,000	03/17/04	2.75% over Libor	4.62%	03/17/34	03/17/09
20,000	01/31/06	1.33% over Libor	6.15%	04/07/36	04/07/11
20,000	06/21/07	6.75%	6.75%	09/15/37	06/15/12
20,000	06/26/07	1.48% over Libor	3.66%	09/01/37	09/01/12
$110,000

Also in other borrowings are the Bank Subsidiaries’ borrowings from the FHLB. All of the Bank Subsidiaries, except for Heartland’s most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at December 31, 2008, totaled $199.5 million, an increase of $106.0 million or 113% from the December 31, 2007, FHLB borrowings of $93.5 million. Included in the FHLB borrowings at December 31, 2007, was $2.0 million classified as short-term borrowings on Heartland’s consolidated balance sheet. Total FHLB borrowings at December 31, 2008, had an average rate of 3.73% and an average maturity of 3.96 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.28 years. For additional information regarding these borrowings see note 12 to our consolidated financial statements.

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

The following table summarizes Heartland’s significant contractual obligations and other commitments as of December 31, 2008:

(Dollars in thousands)
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$1,128,859	$773,381	$252,766	$100,492	$2,220
Long-term debt obligations	437,833	80,013	151,558	71,520	134,742
Operating lease obligations	5,786	1,025	1,145	562	3,054
Purchase obligations	4,042	1,648	1,738	656	-
Other long-term liabilities	2,163	109	247	304	1,503
Total contractual obligations	$1,578,683	$856,176	$407,454	$173,534	$141,519

Other commitments:
Lines of credit	$529,147	$472,315	$44,075	$7,303	$5,454
Standby letters of credit	26,183	25,299	203	27	654
Total other commitments	$555,330	$497,614	$44,278	$7,330	$6,108

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 13.27% and 14.91%, respectively, on December 31, 2008, compared to 9.74% and 12.48%, respectively, on December 31, 2007, and 9.32% and 11.18%, respectively, on December 31, 2006. At December 31, 2008, Heartland’s leverage ratio, the ratio of Tier 1 capital to total average assets, was 10.68% compared to 8.01% and 7.74% at December 31, 2007 and 2006, respectively. Heartland and its Bank Subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized Heartland and each of its Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the table below.

RISK-BASED CAPITAL RATIOS [1]
(Dollars in thousands)
	December 31,
	2008		2007		2006
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$368,101	13.26%	$253,675	9.74%	$232,702	9.32%
Tier 1 capital minimum requirement	111,017	4.00%	104,191	4.00%	99,878	4.00%
Excess	$257,084	9.26%	$149,484	5.74%	$132,824	5.32%
Total capital	$413,913	14.91%	$325,016	12.48%	$279,112	11.18%
Total capital minimum requirement	222,035	8.00%	208,382	8.00%	199,757	8.00%
Excess	$191,878	6.91%	$116,634	4.48%	$79,355	3.18%
Total risk-adjusted assets	$2,775,436		$2,604,771		$2,496,960

[1]
Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%

LEVERAGE RATIOS [1]
(Dollars in thousands)
	December 31,
	2008		2007		2006
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$368,101	10.68%	$253,675	8.01%	$232,702	7.74%
Tier 1 capital minimum requirement [2]	137,917	4.00%	126,644	4.00%	120,255	4.00%
Excess	$230,184	6.68%	$127,031	4.01%	$112,447	3.74%
Average adjusted assets	$3,447,927		$3,166,102		$3,006,374

[1]	The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
[2]
Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through December 31, 2008, Heartland accrued the amount due to the minority stockholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

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

On December 19, 2008, Heartland received $81.7 million through participation in the U.S. Treasury’s Capital Purchase Program (CPP). The CPP was authorized by the government’s Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008.  The TARP is designed to infuse capital into the nation’s healthiest banks to increase the flow of financing to American consumers and businesses. Funds received by Heartland were allocated to debt reduction (including $34.0 million used to extinguish debt on Heartland’s credit line), capital maintenance at its subsidiary banks and short-term investments. Heartland intends to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets.

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current issues in the banking industry and the availability of capital via the TARP, Heartland has changed its strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets Heartland currently serves, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Additionally, management has asked regulators to notify them when troubled institutions surface in Heartland’s existing markets. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

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

Investing activities from continuing operations used cash of $402.2 million during 2008 compared to $236.1 million during 2007 and $255.7 million during 2006. The proceeds from securities sales, paydowns and maturities were $300.8 million during 2008 compared to $244.2 million during 2007 and $106.6 million during 2006. Purchases of securities used cash of $531.3 million during 2008 compared to $307.8 million during 2007 and $184.5 million during 2006. The net increase in loans and leases was $164.5 million during 2008 compared to $135.3 million during 2007 and $151.4 million during 2006. Also contributing to cash outflows from investing activities during 2007 was the $20.5 million purchase of bank-owned life insurance policies. During 2006, cash outflows from investing activities included $15.0 million net cash and cash equivalents paid in the acquisition of Bank of the Southwest.

Financing activities from continuing operations provided cash of $365.3 million during 2008 compared to $202.6 million during 2007 and $200.5 million during 2006. There was a net increase in deposit accounts of $263.9 million during 2008 compared to $95.4 million during 2007 and $149.3 million during 2006. Activity in short-term borrowings used cash of $144.0 million during 2008 compared to providing cash of $80.3 million during 2007 and $54.2 million during 2006. Cash proceeds from other borrowings were $222.1 million during 2008 compared to $62.5 million during 2007 and $74.8 million during 2006. Repayments on other borrowings used cash of $47.8 million during 2008 compared to $23.4 million during 2007 and $69.9 million during 2006. Proceeds from the issuance of preferred stock associated with participation in the CPP totaled $81.7 million during 2008. The preferred shares require cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year after the fifth year and rank senior to the common stock.  The preferred shares may be redeemed at any time pending approval from the banking regulatory authorities.

Total cash provided by operating activities from continuing operations was $41.3 million during 2008 compared to $41.2 million during 2007 and $18.1 million during 2006. A portion of this change was the result of proceeds on sales of loans in excess of cash used for the origination of loans for sale. Cash used for the payment of income taxes was $9.4 million during 2008 compared to $17.3 million during 2007 and $10.9 million during 2006. The larger payment in 2007 resulted from the sale of Heartland’s fleet leasing subsidiary, ULTEA, Inc., during the fourth quarter of 2006.

The totals previously discussed did not include the cash flows related to the discontinued operations at the Broadus branch and ULTEA. Net cash provided from investing activities of discontinued operations of the Broadus branch was $22.6 million during 2007. The investing activities from discontinued operations provided cash of $34.2 million during 2006. During 2006, these amounts include the Broadus branch and ULTEA. During 2007, financing activities from the discontinued operations of the Broadus branch used cash of $32.5 million. The discontinued operations of both the Broadus branch and ULTEA used cash from financing activities of $40.9 million during 2006. Relative to operating activities, cash provided from the discontinued operations of the Broadus branch was $10,000 during 2007. For 2006, the discontinued operations of both Broadus and ULTEA provided cash from operating activities of $11.9 million. For additional information regarding these discontinued operations see note 3 to Heartland’s consolidated financial statements.

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

In the event of short-term liquidity needs, the Bank Subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the Bank Subsidiaries’ FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

The ability of Heartland to pay dividends to its stockholders is partially dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $47.0 million as of December 31, 2008, under the capital requirements to remain well capitalized.

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

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment. Heartland seeks to insulate itself from interest rate volatility by ensuring that rate-sensitive assets and rate-sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree. See Item 7A of this Form 10-K for a discussion on the process  Heartland utilizes to mitigate market risk.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the Bank Subsidiaries and, on a consolidated basis, by Heartland’s executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and the Bank Subsidiaries. At least quarterly, a detailed review of Heartland’s and each of the Bank Subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although management has entered into derivative financial instruments to mitigate the exposure of Heartland’s net interest margin in a downward rate environment, it does not believe that Heartland’s primary market risk exposures and how those exposures were managed in 2008 have changed significantly when compared to 2007.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under rates up/down scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. The most recent reviews at year-end 2008 and 2007 provided the following results:

	2008		2007
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points in 2008 and 200 Basis Points in 2007	$117,957	1.02%	$101,054	(1.88)%
Base	$116,762		$102,986
Up 200 Basis Points in 2008 and 2007	$113,969	(2.39)%	$102,343	(.62)%

Year 2
Down 100 Basis Points in 2008 and 200 Basis Points in 2007	$115,369	(1.19)%	$97,719	(5.11)%
Base	$115,348	(1.21)%	$104,929	1.89%
Up 200 Basis Points in 2008 and 2007	$114,905	(1.59)%	$103,530.53%

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

Heartland does hold a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. As of December 31, 2008, these securities had a carrying value of $1.7 million, less than 0.05% of total assets.

ITEM 8.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
		December 31,	December 31,
	Notes	2008	2007
ASSETS
Cash and due from banks	4	$48,977	$46,468
Federal funds sold and other short-term investments		2,326	364
Cash and cash equivalents		51,303	46,832
Securities:	5
Trading, at fair value		1,694	1,888
Available for sale, at fair value (cost of $875,143 for 2008 and $672,499 for 2007)		871,686	682,383
Held to maturity-at cost (fair value of $26,326 for 2008 and $5,754 for 2007)		30,325	5,678
Loans held for sale		19,695	12,679
Gross loans and leases:	6
Held to maturity		2,405,001	2,280,167
Allowance for loan and lease losses	7	(35,651)	(32,993)
Loans and leases, net		2,369,350	2,247,174
Premises, furniture and equipment, net	8	120,500	120,285
Other real estate, net		11,750	2,195
Goodwill		40,207	40,207
Other intangible assets, net	9	8,079	8,369
Cash surrender value on life insurance		54,431	55,532
Other assets		51,248	40,904
TOTAL ASSETS		$3,630,268	$3,264,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:	10
Demand		$383,061	$381,499
Savings		1,128,312	855,036
Time		1,128,859	1,139,764
Total deposits		2,640,232	2,376,299
Short-term borrowings	11	210,184	354,146
Other borrowings	12	437,833	263,607
Accrued expenses and other liabilities		36,416	39,474
TOTAL LIABILITIES		3,324,665	3,033,526
STOCKHOLDERS’ EQUITY:	16, 17, 18, 19
Preferred stock (par value $1 per share; authorized, 102,302 shares at December 31, 2008 and 184,000 shares at December 31, 2007, none issued or outstanding)		-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares, none issued or outstanding)		-	-
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1,000 per share; authorized 81,698 shares at December 31, 2008 and 0 shares at December 31, 2007; issued 81,698 shares at December 31, 2008 and 0 shares at December 31, 2007)		75,578	-
Common stock (par value $1 per share; authorized, 20,000,000 shares at December 31, 2008 and at December 31, 2007; issued 16,611,671 shares at December 31, 2008 and at December 31, 2007)		16,612	16,612
Capital surplus		43,827	37,269
Retained earnings		177,753	173,891
Accumulated other comprehensive income (loss)		(1,341)	6,506
Treasury stock at cost (337,181 shares at December 31, 2008 and 184,655 shares at December 31, 2007, respectively)		(6,826)	(3,678)
TOTAL STOCKHOLDERS’ EQUITY		305,603	230,600

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,630,268	$3,264,126

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2008	2007	2006
INTEREST INCOME:
Interest and fees on loans and leases	6	$164,349	$186,795	$166,588
Interest on securities:
Taxable		31,231	21,937	17,593
Nontaxable		6,688	6,079	5,783
Interest on federal funds sold		299	387	164
Interest on interest bearing deposits in other financial institutions		18	33	22
TOTAL INTEREST INCOME		202,585	215,231	190,150
INTEREST EXPENSE:
Interest on deposits	10	64,104	77,865	62,530
Interest on short-term borrowings		4,571	13,293	9,828
Interest on other borrowings		18,224	14,733	13,051
TOTAL INTEREST EXPENSE		86,899	105,891	85,409
NET INTEREST INCOME		115,686	109,340	104,741
Provision for loan and lease losses	7	29,319	10,073	3,883
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		86,367	99,267	100,858
NONINTEREST INCOME:
Service charges and fees, net		11,654	11,108	11,058
Loan servicing income		4,600	4,376	4,279
Trust fees		7,906	8,053	7,258
Brokerage and insurance commissions		3,719	3,097	1,871
Securities gains, net		1,525	341	553
Gain (loss) on trading account securities		(998)	(105)	141
Impairment loss on equity securities		(5,151)	-	(76)
Gains on sale of loans		1,610	3,578	2,289
Income (loss) on bank-owned life insurance		(1,184)	1,777	1,151
Gain on sale of merchant services		5,200	-	-
Other noninterest income		1,315	(515)	1,414
TOTAL NONINTEREST INCOME		30,196	31,710	29,938
NONINTEREST EXPENSES:
Salaries and employee benefits	15, 17	56,752	54,568	50,975
Occupancy	16	9,019	7,902	7,291
Furniture and equipment	8	6,968	6,972	6,724
Outside services		11,322	9,555	9,404
Advertising		3,762	3,642	3,893
Intangible assets amortization	9	943	892	942
Other noninterest expenses		13,193	14,075	15,714
TOTAL NONINTEREST EXPENSES		101,959	97,606	94,943
INCOME BEFORE INCOME TAXES		14,604	33,371	35,853
Income taxes	14	3,312	9,409	11,578
INCOME FROM CONTINUING OPERATIONS		11,292	23,962	24,275
Discontinued operations:
Income from discontinued operations before income taxes		-	2,756	1,758
Income taxes		-	1,085	931
INCOME FROM DISCONTINUED OPERATIONS		-	1,671	827
NET INCOME		11,292	25,633	25,102
Preferred dividends and discount		(178)	-	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$11,114	$25,633	$25,102
EARNINGS PER COMMON SHARE – BASIC		$0.68	$1.56	$1.52
EARNINGS PER COMMON SHARE – DILUTED		$0.68	$1.54	$1.50
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS-BASIC		$0.68	$1.45	$1.47
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS-DILUTED		$0.68	$1.44	$1.45
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.40	$0.37	$0.36

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$11,292	$25,633	$25,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,244	8,938	8,249
Provision for loan and lease losses	29,319	10,073	3,883
Provision for deferred taxes	(3,311)	(1,564)	(5,676)
Net amortization (accretion) of premium/discount on securities	(397)	(318)	868
Securities gains, net	(1,525)	(341)	(553)
(Increase) decrease in trading account securities	194	(320)	(1,053)
Loss on impairment of equity securities	5,151	-	76
Stock based compensation	920	1,459	925
Loans originated for sale	(266,936)	(305,391)	(311,068)
Proceeds on sales of loans	261,531	318,340	303,721
Net gain on sales of loans	(1,610)	(3,578)	(2,289)
(Increase) decrease in accrued interest receivable	1,460	221	(5,245)
Increase (decrease) in accrued interest payable	(3,182)	(941)	3,730
Other, net	(802)	(11,056)	(2,539)
Net cash provided by operating activities from continuing operations	41,348	41,155	18,131
Net cash provided by operating activities from discontinued operations	-	10	11,921
Net cash provided by operating activities	41,348	41,165	30,052
Cash Flows From Investing Activities:
Proceeds from the sale of securities available for sale	99,265	35,801	22,498
Proceeds from the maturity of and principal paydowns on securities available for sale	201,022	208,411	84,055
Proceeds from the maturity of and principal paydowns on securities held to maturity	485	33	-
Purchase of securities available for sale	(506,254)	(303,596)	(182,954)
Purchase of securities held to maturity	(25,038)	(4,205)	(1,522)
Net increase in loans and leases	(164,481)	(135,305)	(151,417)
Purchase of bank-owned life insurance policies	-	(20,500)	-
Capital expenditures	(9,503)	(20,033)	(22,624)
Net cash and cash equivalents received in acquisition of subsidiaries, net of cash paid	-	-	(15,015)
Net cash and cash equivalents received from sale of discontinued operations	-	2,416	9,194
Proceeds on sale of OREO and other repossessed assets	2,334	840	2,060
Net cash used by investing activities from continuing operations	(402,170)	(236,138)	(255,725)
Net cash provided by discontinued operations	-	22,631	34,206
Net cash used by investing activities	(402,170)	(213,507)	(221,519)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	274,838	56,897	55,554
Net increase (decrease) in time deposit accounts	(10,905)	38,459	93,742
Net increase (decrease) in short-term borrowings	(143,962)	80,263	54,171
Proceeds from other borrowings	222,063	62,502	74,827
Repayments of other borrowings	(47,837)	(23,418)	(69,945)
Proceeds from issuance of preferred stock and warrant	81,698	-	-
Purchase of treasury stock	(6,978)	(9,821)	(4,022)
Proceeds from issuance of common stock	2,358	2,828	1,516
Excess tax benefits on exercised stock options	479	896	559
Dividends paid	(6,461)	(6,050)	(5,906)
Net cash provided by financing activities from continuing operations	365,293	202,556	200,496
Net cash used by financing activities from discontinued operations	-	(32,525)	(40,907)
Net cash provided by financing activities	365,293	170,031	159,589
Net increase (decrease) in cash and cash equivalents	4,471	(2,311)	(31,878)
Cash and cash equivalents at beginning of year	46,832	49,143	81,021
CASH AND CASH EQUIVALENTS AT END OF YEAR	$51,303	$46,832	$49,143
Supplemental disclosure:
Cash paid for income/franchise taxes	$9,406	$17,322	$10,921
Cash paid for interest	$90,081	$106,832	$82,480
Acquisitions:
Net assets acquired	$-	$650	$13,061
Cash paid for acquisition	$-	$(50)	$(18,081)
Cash acquired from acquisition	$-	$-	$3,066
Net cash paid for acquisition	$-	$(50)	$(15,015)

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2006	$-	$16,547	$40,256	$135,112	$(1,011)	$(3,092)	$187,812
Net Income				25,102			25,102
Unrealized gain (loss) on securities available for sale					3,382		3,382
Unrealized gain (loss) on derivatives arising during the period, net of realized gains of $118					104		104
Reclassification adjustment for net security gains realized in net income					(477)		(477)
Income taxes					(1,130)		(1,130)
Comprehensive income							26,981
Cash dividends declared:
Common, $.36 per share				(5,906)			(5,906)
Purchase of 166,259 shares of common stock						(4,022)	(4,022)
Issuance of 347,924 shares of common stock		25	(3,218)			7,114	3,921
Commitments to issue common stock			925				925
Balance at December 31, 2006	$-	$16,572	$37,963	$154,308	$868	$-	$209,711

Net Income				25,633			25,633
Unrealized gain (loss) on securities available for sale					8,715		8,715
Unrealized gain (loss) on derivatives arising during the period, net of realized gains of $6					672		672
Reclassification adjustment for net security gains realized in net income					(341)		(341)
Income taxes					(3,408)		(3,408)
Comprehensive income							31,271
Cash dividends declared:
Common, $.37 per share				(6,050)			(6,050)
Purchase of 407,245 shares of common stock						(9,821)	(9,821)
Issuance of 262,181 shares of common stock		40	(2,153)			6,143	4,030
Commitments to issue common stock			1,459				1,459
Balance at December 31, 2007	$-	$16,612	$37,269	$173,891	$6,506	$(3,678)	$230,600

Cumulative effect from adoption of EITF 06-4				(791)			(791)
Balance at January 1, 2008	-	16,612	37,269	173,100	6,506	(3,678)	229,809

Net Income				11,292			11,292
Unrealized gain (loss) on securities available for sale					(16,967)		(16,967)
Unrealized gain (loss) on derivatives arising during the period					1,782		1,782
Reclassification adjustment for net security (gains)/losses realized in net income					3,626		3,626
Reclassification adjustment for net derivative gains realized in net income					(1,025)		(1,025)
Income taxes					4,737		4,737
Comprehensive income							3,445
Issuance of 81,698 shares of preferred stock and warrant	75,400		6,298				81,698
Cumulative preferred dividends accrued and discount accretion	178			(178)			-
Cash dividends declared:
Common, $.40 per share				(6,461)			(6,461)
Purchase of 345,627 shares of common stock						(6,978)	(6,978)
Issuance of 193,101 shares of common stock			(660)			3,830	3,170
Commitments to issue common stock			920				920
Balance at December 31, 2008	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$305,603

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service banking offices serving communities in and around Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona;  Flathead, Gallatin, Jefferson, Ravalli, Sanders, Sheridan and Yellowstone Counties in Montana; Broomfield County in Colorado; and Hennepin County in Minnesota.  The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals.  The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank & Trust Co.; First Community Bank; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Minnesota  Bank & Trust; Citizens Finance Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; and Rocky Mountain Statutory Trust I. All of Heartland’s subsidiaries are wholly-owned except for Summit Bank & Trust, of which Heartland was an 82% owner on December 31, 2008 and Minnesota Bank & Trust, of which Heartland was an 80% owner on December 31, 2008. All significant intercompany balances and transactions have been eliminated in consolidation. The minority interest in the majority-owned subsidiaries is immaterial and included in other liabilities on the consolidated balance sheets and in other noninterest income on the consolidated statements of income. Rocky Mountain Bank’s Broadus branch was sold in 2007, and the consolidated statements of income include the results of the Broadus branch as discontinued operations for all periods presented. Heartland’s fleet leasing subsidiary ULTEA, Inc. was sold in 2006, and the consolidated statements of income include the results of ULTEA, Inc. as discontinued operations for all periods presented. The operations of HTLF Capital Corp., Heartland’s investment banking firm specializing in municipal financing, were closed in the third quarter of 2006.

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

Loans and Leases - Interest on loans is accrued and credited to income based primarily on the principal balance outstanding. Income from leases is recorded in decreasing amounts over the term of the contract resulting in a level rate of return on the lease investment. Heartland’s policy is to discontinue the accrual of interest income on any loan or lease when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan or lease is 90 days past due.  When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan and lease losses. Nonaccrual loans and leases are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of interest and principal.

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

Mortgage Servicing and Transfers of Financial Assets – Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated financial statements. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2008 and 2007, Heartland was servicing loans for others with aggregate unpaid principal balances of $712.9 million and $636.0 million, respectively.

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

Intangible Assets – Intangible assets consist of goodwill, core deposit premiums, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. No impairment was recorded for the years ended December 31, 2008, 2007 or 2006.

Core deposit premiums are amortized over eight to ten years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the income statement as loan servicing income. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. No valuation allowance was required as of December 31, 2008 and 2007.

Bank-Owned Life Insurance – Heartland and its subsidiaries have purchased life insurance policies on the life of certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income (loss). Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded as noninterest income.

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

Heartland adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. Heartland recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. Heartland recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Heartland had no fair value hedging relationships at December 31, 2008 or 2007. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the income statement through noninterest income.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 are shown in the table below:

(Dollars and number of shares in thousands)
	2008	2007	2006
Income from continuing operations	$11,292	$23,962	$24,275
Discontinued operations:
Income from discontinued operations before income taxes	-	2,756	1,758
Income taxes	-	1,085	931
Income from discontinued operations	-	1,671	827
Net income	11,292	25,633	25,102
Preferred dividends and discount	178	-	-
Net income available to common stockholders	$11,114	$25,633	$25,102
Weighted average common shares outstanding for basic earnings per share	16,299	16,478	16,508
Assumed incremental common shares issued upon exercise of stock options	67	119	227
Weighted average common shares for diluted earnings per share	16,366	16,597	16,735
Earnings per common share-basic	$0.69	$1.56	$1.52
Earnings per common share-diluted	0.68	1.54	1.50
Earnings per share from continuing operations-basic	0.69	1.45	1.47
Earnings per share from continuing operations-diluted	0.68	1.44	1.45
Number of antidilutive stock options excluded from diluted earnings per share computation	342	140	-

Effect of New Financial Accounting Standards – In September 2006, the Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee and requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 was effective beginning January 1, 2008. Heartland adopted EITF 06-4 on January 1, 2008, which resulted in a $791 adjustment to Heartland’s equity on January 1, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. For calendar year companies, FAS 157 was effective beginning January 1, 2008, except that the effective date for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities has been delayed until January 1, 2009. Heartland adopted FAS 157 on January 1, 2008, for all financial assets and liabilities. Additional information regarding these valuations is provided in footnote 21. Heartland will apply the requirements of FAS 157 to its nonfinancial assets and liabilities beginning January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. FAS 159 was effective for all financial statements issued for fiscal years beginning after November 15, 2007. Heartland adopted FAS 159 on January 1, 2008, and the adoption did not have an impact on its consolidated financial statements as Heartland did not elect the fair value option for any financial instruments since adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) Business Combinations (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 141R and FAS 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under FAS 141R, an acquirer will record 100% of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FAS 141R and FAS 160 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Heartland adopted these statements on January 1, 2009.

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

The SEC released Staff Accounting Bulletin No. 109 (“SAB No. 109”) in November 2007. SAB No. 109 provides guidance on written loan commitments that are accounted for at fair value through earnings. SAB No. 109 supersedes SAB No. 105 which provided guidance on derivative loan commitments pursuant to FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment it would be inappropriate to incorporate the expected net future cash flows related to the associated loan. SAB No. 109, consistent with the guidance in FAS 156 and FAS 159, requires that expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 was effective for fiscal quarters beginning after December 15, 2007. Heartland adopted SAB No. 109 on January 1, 2008, and the adoption of this issue did not have a material impact on its consolidated financial statements.

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

In November of 2007, Heartland entered into an agreement with a group of Minnesota business leaders to establish a new bank in Edina, Minnesota. Minnesota Bank & Trust opened on April 15, 2008, and Heartland funded its initial investment of $13.2 million through use of its revolving credit line. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors.

On March 9, 2007, Heartland completed its acquisition of a book of business from Independent Financial Marketing Group, Inc. (“IFMG”), a subsidiary of Sun Life. The brokers and support staff at the Denver office of IFMG served 8,800 investment clients. Immediately upon the acquisition, the staff relocated to Summit Bank & Trust’s Broomfield, Colorado office. The initial purchase price of $650,000 will be paid in installments. Payments of $125,000 are scheduled on December 31 of each year through 2011.  The resultant acquired customer relationship intangible of $260,000 is being amortized over a period of 5 years. The remaining excess purchase price of $390,000 was recorded as goodwill.

On January 12, 2006, Heartland announced the signing of a definitive agreement to acquire Bank of the Southwest, a financial institution with offices in Phoenix and Tempe, Arizona. On May 15, 2006, Heartland’s acquisition of Bank of the Southwest was completed. Immediately upon completion, the acquired entity became a part of Arizona Bank & Trust, Heartland’s de novo bank chartered in 2003. As of the acquisition date, total assets at Bank of the Southwest were $63.2 million, total loans were $52.4 million and total deposits were $44.4 million. The purchase price was $18.1 million, all in cash. The resultant acquired core deposit intangible of $540,000, as determined by an independent third party consultant, is being amortized over a period of eight years. The remaining excess purchase price over the fair value of tangible and identifiable intangible assets acquired of $5.1 million was recorded as goodwill. The results of operations of Bank of the Southwest are included in the consolidated financial statements from the date of acquisition.

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

Also included with the results of operations of the Broadus branch on the income statement as discontinued operations for the prior periods are the results of the operations of ULTEA, Inc., Heartland’s fleet leasing subsidiary, which was sold on December 22, 2006. Total assets of ULTEA at closing were $50.3 million. Under the terms of the agreement, Heartland received proceeds of $9.2 million and assumed the deferred tax liability of $5.4 million related to ULTEA. Heartland recorded a pre-tax gain of $20,000 that is included in the line item “income from discontinued operations” on the consolidated statements of income. ULTEA’s results of operations for all prior periods presented are also reflected in this line item. In addition, the cash flows of ULTEA have been presented in the consolidated statements of cash flows as cash provided or used by discontinued operations for all prior periods reported.

FOUR
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2008 and 2007 were $1.4 million and $3.4 million, respectively.

FIVE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2008 and 2007 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008
Securities available for sale:
U.S. government corporations and agencies	$190,599	$4,832	$(75)	$195,356
Mortgage-backed securities	505,711	4,688	(16,409)	493,990
Obligations of states and political subdivisions	145,534	4,230	(981)	148,783
Corporate debt securities	4,479	185	-	4,664
Total debt securities	846,323	13,935	(17,465)	842,793
Equity securities	28,820	73	-	28,893
Total	$875,143	$14,008	$(17,465)	$871,686

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007
Securities available for sale:
U.S. government corporations and agencies	$253,696	$2,162	$(601)	$255,257
Mortgage-backed securities	241,496	2,821	(493)	243,824
Obligations of states and political subdivisions	137,162	5,706	(38)	142,830
Corporate debt securities	13,038	338	(38)	13,338
Total debt securities	645,392	11,027	(1,170)	655,249
Equity securities	27,107	167	(140)	27,134
Total	$672,499	$11,194	$(1,310)	$682,383

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2008 and 2007 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008
Securities held to maturity:
Mortgage-backed securities	$15,511	$57	$(4,108)	$11,460
Obligations of states and political subdivisions	14,814	60	(8)	14,866
Total	$30,325	$117	$(4,116)	$26,326

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007
Securities held to maturity:
Mortgage-backed securities	$1,110	$44	$-	$1,154
Obligations of states and political subdivisions	4,568	32	-	4,600
Total	$5,678	$76	$-	$5,754

More than 80% of our mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2008 and 2007, were shares of stock in the Federal Home Loan Banks of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka at an amortized cost of $15.2 million and $13.5 million, respectively. There were no unrealized gains or losses recorded on these securities as they are not readily marketable.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2008, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$105,036	$107,191
Due in 1 to 5 years	411,691	409,972
Due in 5 to 10 years	278,938	276,396
Due after 10 years	50,658	49,234
Total	$846,323	$842,793

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2008, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities held to maturity:
Due in 1 year or less	$1,057	$1,114
Due in 1 to 5 years	4,655	3,720
Due in 5 to 10 years	10,317	7,167
Due after 10 years	14,296	14,325
Total	$30,325	$26,326

As of December 31, 2008, securities with a fair value of $515.4 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities for the years ended December 31, 2008, 2007 and 2006, are summarized as follows:

(Dollars in thousands)
	2008	2007	2006
Securities sold:
Proceeds from sales	$99,265	$35,801	$22,498
Gross security gains	1,525	358	697
Gross security losses	-	17	144

During the years ended December 31, 2008, 2007 and 2006, Heartland incurred other than temporary impairment losses of $5.2 million, $0 and $76,000, respectively, on equity securities available for sale.

The following tables summarize the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2008 and 2007. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2007 and 2006, respectively.

Unrealized Losses on Securities Available for Sale
December 31, 2008
(Dollars in thousands)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$18,022	$(75)	$-	$-	$18,022	$(75)
Mortgage-backed securities	231,056	(8,820)	31,366	(7,589)	262,422	(16,409)
Obligations of states and political subdivisions	32,280	(981)	-	-	32,280	(981)
Corporate debt securities	-	-	-	-	-	-
Total debt securities	281,358	(9,876)	31,366	(7,589)	312,724	(17,465)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$281,358	$(9,876)	$31,366	$(7,589)	$312,724	$(17,465)

Unrealized Losses on Securities Available for Sale
December 31, 2007
(Dollars in thousands)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$37,653	$(35)	$88,909	$(566)	$126,562	$(601)
Mortgage-backed securities	14,029	(63)	61,528	(430)	75,557	(493)
Obligations of states and political subdivisions	1,553	(5)	7,177	(33)	8,730	(38)
Corporate debt securities	2,963	(38)	-	-	2,963	(38)
Total debt securities	56,198	(141)	157,614	(1,029)	213,812	(1,170)
Equity securities	820	(63)	3,481	(77)	4,301	(140)
Total temporarily impaired securities	$57,018	$(204)	$161,095	$(1,106)	$218,113	$(1,310)

A majority of the unrealized losses on Heartland’s mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the ability to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

A majority of the unrealized losses on Heartland’s obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and has noted credit rating reductions in a number of these securities, primarily due to the downgrade in the credit ratings of the insurance companies providing credit enhancement to that of the issuing municipalities. In nearly all cases, the municipalities themselves have not experienced adverse ratings changes since the date of purchase. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not underlying credit quality, and because Heartland has the ability to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

SIX
LOANS AND LEASES

Loans and leases as of December 31, 2008 and 2007, were as follows:

(Dollars in thousands)
	2008	2007
Commercial and commercial real estate	$1,718,071	$1,632,597
Residential mortgage	203,921	217,044
Agricultural and agricultural real estate	247,664	225,663
Consumer	234,061	199,518
Loans, gross	2,403,717	2,274,822
Unearned discount	(2,443)	(2,107)
Deferred loan fees	(2,102)	(1,706)
Loans, net	2,399,172	2,271,009
Direct financing leases:
Gross rents receivable	4,160	7,430
Estimated residual value	2,128	2,695
Unearned income	(459)	(967)
Direct financing leases, net	5,829	9,158
Allowance for loan and lease losses	(35,651)	(32,993)
Loans and leases, net	$2,369,350	$2,247,174

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2008, were as follows: $3.2 million for 2009, $1.9 million for 2010, $660,000 for 2011, $326,000 for 2012, $68,000 for 2013 and $134,000 thereafter.

Nearly 57% of the loan portfolio is concentrated in the Midwestern States of Iowa, Illinois, Wisconsin and Minnesota. The remaining portion of the loan portfolio is concentrated in the Western States of New Mexico, Arizona, Montana and Colorado.

Loans and leases on a nonaccrual status and considered impaired totaled $76.9 million and $30.7 million at December 31, 2008 and 2007, respectively. The allowance for loan and lease losses related to these nonaccrual loans was $4.4 million and $1.8 million, respectively. The average balances of nonaccrual loans for the years ended December 31, 2008, 2007 and 2006 were $45.2 million, $19.3 million and $12.6 million, respectively.  For the years ended December 31, 2008, 2007 and 2006, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $5.1 million, $2.1 million and $592,000, respectively, and interest income actually recorded amounted to approximately $323,000, $261,000 and $255,000, respectively.

There were no loans and leases on a restructured status at December 31, 2008 and 2007.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the years ended December 31, 2008 and 2007, were as follows:

(Dollars in thousands)
	2008	2007
Balance at beginning of year	$66,045	$51,018
Advances	26,035	26,386
Repayments	(19,893)	(11,359)
Balance, end of year	$72,187	$66,045

SEVEN
ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2008, 2007 and 2006, were as follows:

(Dollars in thousands)
	2008	2007	2006
Balance at beginning of year	$32,993	$29,981	$27,791
Provision for loan and lease losses from continuing operations	29,319	10,073	3,883
Provision for loan and lease losses from discontinued operations	-	-	(5)
Recoveries on loans and leases previously charged off	1,086	1,641	1,733
Loans and leases charged off	(27,747)	(8,564)	(3,989)
Additions related to acquired bank	-	-	591
Reduction related to discontinued operations	-	(138)	(23)
Balance at end of year	$35,651	$32,993	$29,981

EIGHT
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2008 and 2007, were as follows:

(Dollars in thousands)
	2008	2007
Land and land improvements	$33,354	$29,212
Buildings and building improvements	91,504	90,423
Furniture and equipment	43,402	42,290
Total	168,260	161,925
Less accumulated depreciation	(47,760)	(41,640)
Premises, furniture and equipment, net	$120,500	$120,285

Depreciation expense on premises, furniture and equipment was $7.6 million, $7.3 million and $6.5 million for 2008, 2007, and 2006, respectively.

NINE
INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2008 and 2007, are presented in the tables below.

(Dollars in thousands)
	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangibles	$9,757	$7,092	$9,757	$6,252
Mortgage servicing rights	7,799	3,233	6,505	2,592
Customer relationship intangible	1,177	329	1,177	226
Total	$18,733	$10,654	$17,439	$9,070
Unamortized intangible assets		$8,079		$8,369

The following table shows the estimated future amortization expense related to intangible assets:

(Dollars in thousands)
	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ended:
2009	$753	$2,578	$102	$3,433
2010	465	568	100	1,133
2011	450	474	99	1,023
2012	421	379	55	855
2013	405	284	45	734
Thereafter	171	283	447	901

The following table summarizes the changes in capitalized mortgage servicing rights:

(Dollars in thousands)
	2008	2007
Balance, beginning of year	$3,913	$3,560
Originations	2,457	1,532
Amortization	(1,804)	(1,179)
Balance, end of year	$4,566	$3,913

Mortgage loans serviced for others were $712.9 million and $636.0 million as of December 31, 2008 and 2007, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $3.4 million and $3.1 million as of December 31, 2008 and 2007, respectively. The fair value of Heartland’s mortgage servicing rights was estimated at $6.2 million and $6.4 million at December 31, 2008 and  2007, respectively.

TEN
DEPOSITS

At December 31, 2008, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)

2009	$773,381
2010	138,735
2011	114,031
2012	44,065
2013	56,427
Thereafter	2,220
$1,128,859

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2008 and 2007 were $370.6 million and $308.5 million, respectively.

Interest expense on deposits for the years ended December 31, 2008, 2007 and 2006, was as follows:

(Dollars in thousands)
	2008	2007	2006
Savings and money market accounts	$18,176	$22,404	$18,993
Time certificates of deposit in denominations of $100,000 or more	13,422	14,307	9,287
Other time deposits	32,506	41,154	34,250
Interest expense on deposits	$64,104	$77,865	$62,530

ELEVEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2008 and 2007, were as follows:

(Dollars in thousands)
	2008	2007
Securities sold under agreement to repurchase	$170,485	$237,914
Federal funds purchased	34,725	95,075
U.S. Treasury demand note	4,974	4,157
FHLB advances	-	2,000
Notes payable to unaffiliated banks	-	15,000
Total	$210,184	$354,146

On December 19, 2008, Heartland received $81.7 million of cash in conjunction with the participation in the United States Department of the Treasury TARP program.  Heartland initially utilized $34.0 million of the cash to repay its revolving credit line and terminate its credit agreement with three unaffiliated banks on the same date. This credit line had been established primarily to provide working capital to Heartland and Citizens Finance Co.  At December 31, 2007, $15.0 million was outstanding on the revolving credit line. The revolving credit agreement contained specific financial covenants. At December 31, 2007, Heartland was in compliance with the covenants contained in the credit agreement.

All retail repurchase agreements as of December 31, 2008 and 2007, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2008, 2007 and 2006, were as follows:

(Dollars in thousands)
	2008	2007	2006
Maximum month-end balance	$367,991	$354,146	$277,604
Average month-end balance	230,680	291,289	258,844
Weighted average interest rate for the year	1.95%	4.62%	4.36%
Weighted average interest rate at year-end	.68%	2.90%	4.71%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $259.4 million at December 31, 2008, and $199.3 million at December 31, 2007. Dubuque Bank and Trust Company utilized $20.0 million of borrowings under the Discount Window Program in 2008 and did not utilize the Discount Window Program during 2007.

TWELVE
OTHER BORROWINGS

Other borrowings at December 31, 2008 and 2007, were as follows:

(Dollars in thousands)
	2008	2007
Advances from the FHLB; weighted average call dates at December 31, 2008 and 2007 were June 2010 and January 2011, respectively; and weighted average interest rates were 3.73% and 4.54%, respectively	$199,545	$91,530
Wholesale repurchase agreements; weighted average call dates at December 31, 2008 and 2007 were October 2010 and November 2010, respectively; and weighted average interest rates were 2.92% and 3.06%, respectively	120,000	50,000
Trust preferred securities	113,405	113,405
Obligations to repurchase minority interest shares of Arizona Bank & Trust	-	3,501
Obligations to repurchase minority interest shares of Summit Bank & Trust	3,382	3,513
Community Development Block Grant Loan Program with the City of Dubuque at 3.00% due January 2014	300	300
Contracts payable for purchase of real estate and other assets	1,201	1,358
Total	$437,833	$263,607

The Heartland banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka. The advances from the FHLB are collateralized by the banks’ investment in FHLB stock of $11.0 million and $7.5 million at December 31, 2008 and 2007, respectively. Additional collateral is provided by the banks’ one-to-four unit residential mortgages, commercial and agricultural mortgages and securities pledged totaling $1,045.4 million at December 31, 2008 and $958.6 million at December 31, 2007. Callable advances from the FHLB totaled $72.5 million as of December 31, 2008, at a weighted average rate of 3.17% and are included in the table below at their call date. At December 31, 2007, callable advances from the FHLB totaled $13.0 million at a weighted average rate of 3.39% with call dates during 2008.

Heartland has entered into various wholesale repurchase agreement offerings with balances totaling $120.0 million and $50.0 million at December 31, 2008 and 2007, respectively. Heartland has utilized three counterparties and at December 31, 2008 had $75.0 million with JP Morgan Chase Bank, $35.0 million with Citigroup Global Markets and $10.0 million with Barclays Capital.  The maturity schedule of the wholesale repurchase agreements with JP Morgan Chase as of December 31, 2008 was $50.0 million in November of 2010 and $25.0 million in January of 2013. The maturity schedule of the wholesale repurchase agreements with Citigroup Global Markets as of December 31, 2008 was $15.0 million in April of 2015 and $20.0 million in April of 2018. The maturity schedule of the wholesale repurchase agreements with Barclays Capital as of December 31, 2008 was $10.0 million in January of 2013. All of the wholesale repurchase agreements have repricing dates during 2009 through 2013.

On June 21, 2007, Heartland completed an offering of $20.0 million of fixed/variable rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust VI. On June 26, 2007, Heartland completed a second offering of $20.0 million of variable rate cumulative capital securities representing undivided beneficial interests in Heartland Statutory Trust VII.

On March 19, 2007, Heartland redeemed $8.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Statutory Trust II, and on October 1, 2007, Heartland redeemed $5.0 million of variable rate cumulative trust preferred securities representing undivided beneficial interests in Heartland Financial Capital Trust II. The remaining unamortized issuance costs of $202,000 and $137,000, respectively, were expensed under the noninterest expense category upon redemption.

Heartland currently has six wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable dates listed in the schedule below.  Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $286,000 as of December 31, 2008. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2008, is as follows:

(Dollars in thousands)
Name	Amount Issued	Interest Rate	Interest Rate as of 12/31/08	Maturity Date	Callable Date

Rocky Mountain Statutory Trust I	$5,155	10.60%	10.60%	09/07/2030	09/07/2010
Heartland Financial Statutory Trust III	20,619	8.25%	8.25%	10/10/2033	03/31/2009
Heartland Financial Statutory Trust IV	25,774	2.75% over Libor	4.62%	03/17/2034	03/17/2009
Heartland Financial Statutory Trust V	20,619	1.33% over Libor	6.15%	04/07/2036	04/07/2011
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	09/15/2037	06/15/2012
Heartland Financial Statutory Trust VII	20,619	1.48% over Libor	3.66%	09/01/2037	09/01/2012
	$113,405

For regulatory purposes, $102.3 million and $74.7 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2008 and 2007, respectively.

Heartland has an irrevocable obligation to repurchase the common shares of Summit Bank & Trust owned by minority shareholders on November 1, 2011. The minority shareholders are obligated to sell their shares to Heartland on that same date. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6% on the original investment amount, whichever is greater. Through December 31, 2008, Heartland accrued the amount due to the minority shareholders at 6%. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time prior to November 1, 2011, at an amount equal to the amount originally paid plus 6% compounded annually. The amount of the obligation as of December 31, 2008, included in other borrowings is $3.4 million.

Heartland repurchased the common shares of Arizona Bank & Trust owned by minority shareholders in August of 2008 for $3.7 million in cash. Heartland had an agreement with the minority shareholders of Arizona Bank & Trust that required Heartland to repurchase the common shares five years from the date of opening at a minimum rate of 6% on the original investment amount.

Future payments at December 31, 2008, for all other borrowings follow in the table below. Callable FHLB advances and wholesale repurchase agreements are included in the table at their call date.

(Dollars in thousands)

2009	$80,013
2010	142,638
2011	8,920
2012	30,415
2013	41,105
Thereafter	134,742
$437,833

THIRTEEN
DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions during 2006 and 2005, respectively.  On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matures on April 4, 2009.  Heartland is the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of December 31, 2008, and December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $636,000 and $391,000, respectively.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of December 31, 2008 and December 31, 2007, the fair market value of this collar transaction was recorded as an asset of $2.1 million and $387,000, respectively.

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

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap has an effective date of February 1, 2007, and a maturity date of January 7, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest deferral feature that is mirrored in the cap transaction. As of December 31, 2008 and December 31, 2007, this cap transaction had no fair value.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and a maturity date of March 17, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2008 and December 31, 2007, this cap transaction had no fair value.

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $46,000.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $8,000.

For both the collar and cap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in fair value were included in the assessment of hedge effectiveness. The amount of ineffectiveness recognized for the cash flow hedge transactions for the years ending December 31, 2008, 2007 and 2006 was $5,000, $15,000 and $2,000, respectively.

A portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198,000 during the quarter ended March 31, 2008, which consists of the mark to market gain on the collar transaction of $212,000 and a reclass of unrealized losses out of other comprehensive income to earnings of $14,000. During the remainder of, 2008, the mark to market adjustment on this collar transaction was recorded as a gain of $264,000.

A portion of the September 19, 2005 collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of the Broadus branch (see footnote 3), which reduced the designated loan pool from $14.3 million to $7.5 million. This hedge failure resulted in the recognition of a loss of $51,000 during the quarter ended June 30, 2007, which consists of the mark to market loss on the collar transaction of $36,000 and a reclass of unrealized losses out of other comprehensive income to earnings of $15,000. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. Since the fair value of the collar transaction was zero on the redesignation date, a mark to market gain of $36,000 was recorded as other noninterest income during the period from June 30, 2007, to August 17, 2007. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns which reduced the redesignated loan pool from $14.3 million to $10.4 million. The hedge failure resulted in the recognition of a gain of $347,000, during the quarter ended December 31, 2008, which consisted of mark to market gain on the collar transaction of $348,000 and reclassification of unrealized loss out of other comprehensive income to earnings of $1,000.

For the year ended December 31, 2008, the change in net unrealized gains of $1.8 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $671,000.  For the year ended December 31, 2007, the change in net unrealized gains of $672,000 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $253,000.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the year ended December 31, 2008, the change in net unrealized gains on cash flow hedges reflects a reclassification of $15,000 of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. As of December 31, 2008, Heartland estimates that an additional $17,000 will be reclassified from accumulated other comprehensive income to interest income within the next 12 months.

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

FOURTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2008, 2007 and 2006, were as follows:

(Dollars in thousands)
	2008	2007	2006
Current:
Federal	$4,168	$9,481	$17,344
State	2,455	2,577	841
Total current	$6,623	$12,058	$18,185
Deferred:
Federal	$(2,069)	$(2,185)	$(6,114)
State	(1,242)	621	438
Total deferred	$(3,311)	$(1,564)	$(5,676)
Total income tax expense	$3,312	$10,494	$12,509

Income tax expense is included in the financial statements as follows:

(Dollars in thousands)
	2008	2007	2006
Income tax from continuing operations	$3,312	$9,409	$11,578
Income tax from discontinued operations	-	1,085	931
Total income tax expense	$3,312	$10,494	$12,509

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $462,000, $896,000 and $559,000 in 2008, 2007 and 2006, respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes.  Deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows:

(Dollars in thousands)
	2008	2007
Deferred tax assets:
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	$1,272	$-
Securities	1,325	-
Allowance for loan and lease losses	13,372	12,036
Deferred compensation	1,940	1,742
Organization and acquisitions costs	681	399
Net operating loss carryforwards	1,712	1,061
Rehabilitation tax credits	168	186
Non-accrual loan interest	1,178	831
Other	191	453
Gross deferred tax assets	21,839	16,708
Valuation allowance	(1,090)	(780)
Total deferred tax assets	$20,749	$15,928

Deferred tax liabilities:
Tax effect of net unrealized gain on derivatives reflected in stockholders’ equity	$(534)	$(200)
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	-	(3,738)
Securities	-	(850)
Premises, furniture and equipment	(4,662)	(3,614)
Lease financing	(1,257)	(1,674)
Tax bad debt reserves	(514)	(515)
Purchase accounting	(3,468)	(3,305)
Prepaid expenses	(615)	(788)
Mortgage servicing rights	(1,705)	(1,461)
Deferred loan fees	(372)	(164)
Other	(217)	(202)
Gross deferred tax liabilities	$(13,344)	$(16,511)
Net deferred tax asset (liability)	$7,405	$(583)

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. Net operating loss carryforwards for state income tax purposes were approximately $29.4 million at December 31, 2008, and $17.1 million at December 31, 2007. The associated deferred tax asset, net of federal tax, was $1.6 million at December 31, 2008, and $1.0 million at December 31, 2007. These carryforwards expire beginning December 31, 2009, through December 31, 2028. A valuation allowance of $1.1 million and $780,000 existed at December 31, 2008 and December 31, 2007, respectively, against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards. In connection with the adoption of FIN 48 on January 1, 2007, $506,000 was reclassified from current taxes payable to deferred tax assets as a valuation allowance. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

(Dollars in thousands)
	2008	2007	2006
Computed “expected” tax on income from continuing operations	$5,111	$11,680	$12,548
Increase (decrease) resulting from:
Nontaxable interest income	(2,214)	(1,988)	(1,948)
State income taxes, net of federal tax benefit	1,032	1,577	1,560
Nondeductible goodwill and other intangibles	57	57	57
Tax credits	(643)	(1,292)	(218)
Other	(31)	(625)	(421)
Income taxes	$3,312	$9,409	$11,578
Effective tax rates	22.7%	28.2%	32.3%

Heartland had investments in certain low-income housing projects totaling $4.5 million as of December 31, 2008, $4.7 million as of December 31, 2007, and $5.1 million as of December 31, 2006, the majority of which have been fully consolidated in the consolidated financial statements. These investments generated federal low-income housing tax credits of $218,000 in 2008, 2007 and 2006. For each future year through 2013, these investments are expected to continue generating federal low-income housing tax credits of approximately $218,000. During each of the past several years, Dubuque Bank and Trust Company has acquired a 99.9% ownership interest in limited liability companies that provided federal historic rehabilitation credits. These credits totaled $570,000 in 2008, $1.3 million in 2007 and $169,000 in 2006. State historic rehabilitation credits on these types of investments totaled $250,000 during 2007 and $100,000 during 2006.

On January 1, 2007, Heartland adopted the provisions of FIN 48. As a result of the implementation of FIN 48, Heartland did not recognize any increase or decrease for unrecognized tax benefits. The amount of unrecognized tax benefits on January 1, 2007, was $1.5 million, including $193,000 of accrued interest and penalties. On December 31, 2007, the amount of unrecognized tax benefits was $1.9 million, including $339,000 of accrued interest and penalties. On December 31, 2008, the amount of unrecognized tax benefits was $2.0 million, including $457,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2008 and 2007, follows:

(Dollars in thousands)
	2008	2007
Balance at January 1	$1,928	$1,480
Additions for tax positions related to the current year	276	397
Additions for tax positions related to prior years	160	204
Reductions for tax positions related to prior years	(344)	(153)
Balance at December 31	$2,020	$1,928

The tax years ended December 31, 2008, 2007, 2006 and 2005, remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2008, 2007, 2006, 2005 and 2004, remain open for examination. Wisconsin Community Bank, one of Heartland’s bank subsidiaries, has undergone a franchise tax review for the years ended December 31, 2002 and 2003, and is currently in the process of appealing the field audit report. In dispute is $1.1 million of deducted expenditures, or $142,000 in taxes, interest and penalties, which have been fully accrued for. Except for settlement on this specific open item, Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FIFTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs charged to operating expenses were $1.4 million, $1.9 million, and $2.9 million for 2008, 2007, and 2006, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $641,000, $614,000, and $578,000 for 2008, 2007, and 2006, respectively.

SIXTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2008, for all non-cancelable leases were as follows:

(Dollars in thousands)

2009	$1,025
2010	727
2011	418
2012	335
2013	227
Thereafter	3,054
$5,786

Rental expense for premises and equipment leased under operating leases was $1.9 million, $1.7 million, and $1.6 million for 2008, 2007, and 2006, respectively. Occupancy expense is presented net of rental income of $1.3 million, $1.3 million and $1.2 million for 2008, 2007 and 2006, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  At December 31, 2008 and 2007, commitments to extend credit aggregated $529.1 and $588.7 million, and standby letters of credit aggregated $26.2 and $36.0 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2008 and 2007, Heartland had commitments to sell residential real estate loans totaling $88.9 and $12.4 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2008 and 2007, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $345,000 and $390,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a semiannual basis, based upon changes in the amounts of commitments, loss experience and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2008, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SEVENTEEN
STOCK PLANS

Effective January 1, 2006, Heartland adopted the provisions of FAS 123R using the “modified prospective” transition method. FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense is based on the fair value determined at the grant date. The impact of the adoption of FAS 123R on Heartland’s consolidated financial statements for the years ending December 31, 2008, 2007 and 2006, was a reduction in net income of $493,000 or diluted earnings per share of $.03, $686,000 or diluted earnings per share of $.04 and $351,000 or diluted earnings per share of $0.02, respectively.

On May 18, 2005, the Heartland 2005 Long-Term Incentive Plan was adopted, replacing the 2003 Stock Option Plan. Under the 2005 Long-Term Incentive Plan, 1,000,000 shares have been reserved for issuance. The 2005 Long-Term Incentive Plan is administered by the Nominating and Compensation Committee (“Compensation Committee”) of the Board of Directors. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2005 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. The 2005 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. The Compensation Committee determines the specific employees who will be granted awards under the 2005 Long-Term Incentive Plan and the type and amount of any such awards. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2008, there were 464,810 shares available for issuance under the 2005 Long-Term Incentive Plan. At December 31, 2007, there were 612,460 shares available for issuance under the 2005 Stock Option Plan. Shares available for options forfeited under the 2003 Option Plan are transferable to shares available under the 2005 Long-Term Incentive Plan. Shares available for options forfeited under the 1993 Stock Option Plan are not transferable to shares available under the 2003 Stock Option Plan or the 2005 Long-Term Incentive Plan.

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

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Compensation Committee. In 2005, stock awards totaling 136,500 were granted to key policy-making employees. These stock awards were granted at no cost to the employees. These awards are contingent upon the achievement of performance objectives through December 31, 2011, and additional compensation expense will be recorded through 2011.

Options have been granted with an exercise price equal to the fair market value of Heartland stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the 2005 Long-Term Incentive Plan, the 2003 and 1993 Stock Option Plans as of December 31, 2008, 2007 and 2006, and changes during the years ended follows:

	2008 Shares	2008 Weighted- Average Exercise Price	2007 Shares	2007 Weighted- Average Exercise Price	2006 Shares	2006 Weighted- Average Exercise Price
Outstanding at beginning of year	733,012	$18.61	815,300	$14.46	796,650	$12.70
Granted	164,400	18.60	146,750	29.65	130,750	21.60
Exercised	(137,299)	11.41	(214,538)	9.96	(94,450))	8.97
Forfeited	(16,750)	24.74	(14,500)	25.24	(17,650))	17.33
Outstanding at end of year	743,363	$19.79	733,012	$18.61	815,300	$14.46
Options exercisable at end of year	238,713	$14.01	280,804	$11.65	409,425	$10.34
Weighted-average fair value of options granted during the year	$4.81		$7.69		$5.65

At December 31, 2008, the vested options totaled 238,713 shares with a weighted average exercise price of $14.01 per share and a weighted average remaining contractual life of 3.88 years. The intrinsic value for the vested options as of December 31, 2008 was $1.6 million. The intrinsic value for the total of all options exercised during the year ended December 31, 2008 was $1.3 million, and the total fair value of shares vested during the year ended December 31, 2008 was $920,000. As of December 31, 2008 and 2007, options outstanding under the 2005 Long-Term Incentive Plan and the 2003 and 1993 Stock Option Plans had exercise prices ranging from $8.67 to $29.65 per share and a weighted-average remaining contractual life of 6.53 and 6.00 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes valuation model.  Significant assumptions include:

	2008	2007	2006
Risk-free interest rate	3.10%	4.74%	4.52%
Expected option life	6 years	6 years	7 years
Expected volatility	26.96%	24.20%	22.00%
Expected dividends	1.99%	1.25%	2.00%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. The 2008 risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the year ended December 31, 2008, was $1.6 million, with a related tax benefit of $479,000. Cash received from options exercised for the year ended December 31, 2007, was $2.1 million, with a related tax benefit of $896,000.

Total compensation costs recorded for stock options and restricted stock awards were $851,000, $1.4 million and $856,000 for 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $2.3 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2012. In addition, for the years ended December 31, 2008, 2007 and 2006, the shares of stock awarded to Heartland directors in return for services performed were 5,917, 1,400 and 1,500, respectively. The related compensation expense recorded was $74,000, $26,000 and $45,000 for the respective years.

At Heartland’s annual meeting of stockholders on May 18, 2005, the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), was adopted, effective January 1, 2006. The 2006 ESPP permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee).  A maximum of 500,000 shares is available for sale under the 2006 ESPP.  For the year ended December 31, 2008, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2007. For the year ended December 31, 2007, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2006. At December 31, 2008, 11,682 shares were purchased under the 2006 ESPP and at December 31, 2007, 250 shares were purchased under the 2006 ESPP. As a result of the adoption of FAS 123R, compensation expense of $56,000 was recorded in 2008 and $57,000 was recorded in 2007, because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

During each of the years ended December 31, 2008, 2007 and 2006, Heartland acquired shares for use in the 2005 Long-Term Incentive Plan, 2003 Stock Option Plan and the 2006 ESPP. Shares acquired totaled 345,627, 407,245 and 166,259 for 2008, 2007 and 2006, respectively.

EIGHTEEN
STOCKHOLDER RIGHTS PLAN

On June 7, 2002, Heartland adopted a stockholders’ rights plan (the "Rights Plan"). Under the terms of the Rights Plan, on June 26, 2002, the Board of Directors distributed one purchase right for each share of common stock outstanding as of June 24, 2002. Upon becoming exercisable, each right entitles the registered holder thereof, under certain limited circumstances, to purchase one-thousandth of a share of Series A Junior Participating preferred stock at an exercise price of $85.00. Rights do not become exercisable until ten business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of Heartland’s common stock. If the rights become exercisable, holders of each right, other than the acquirer, upon payment of the exercise price, will have the right to purchase Heartland’s common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If Heartland is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquirer’s shares at a similar discount. If the rights become exercisable, Heartland may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of Heartland’s common stock per right held. Rights are redeemable by Heartland at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to Heartland or its stockholders, and will not change the way in which Heartland’s shares are traded. The rights expire on June 7, 2012.

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

NINETEEN
CAPITAL ISSUANCE

On December 19, 2008, Heartland issued $81.7 million of securities to the United States Department of the Treasury (the “Treasury”) under the Treasury’s TARP Capital Purchase Program (the “TARP”), consisting of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of approximately $75.4 million and a common stock warrant with an estimated fair value of $6.3 million, all of which were classified as Tier I capital for regulatory purposes. The Treasury, as part of the preferred stock issuance, received a warrant to purchase approximately 610,000 shares of Heartland common stock at an initial exercise per share price of $20.10 (based on the trailing 20 day average Heartland common stock price as of December 5, 2008, the date of Treasury approval.)

The preferred shares carry cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year after the fifth year and rank senior to the common stock.  The preferred shares may be redeemed at any time pending approval from the banking regulatory authorities.

In conjunction with participation in the TARP, Heartland is subject to certain limitations.  Heartland may not pay dividends on its common stock unless all dividends on the preferred shares have been paid and may not increase the dividend payments in excess of the current quarterly dividend of $0.10 per share, or repurchase its common stock, except for issuances under benefit plans.  In addition, there are certain limits placed on executive compensation and Heartland is not allowed to prepay any of its trust preferred debt securities until the Treasury no longer owns any debt or equity securities acquired through the TARP.

TWENTY
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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2008 and 2007, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below.

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$413,913	14.91%	$222,035	8.0%	$	N/A
Dubuque Bank and Trust Company	95,256	12.17	62,626	8.0		78,282	10.0%
Galena State Bank & Trust Co.	17,775	11.28	12,610	8.0		15,763	10.0
First Community Bank	11,104	12.21	7,275	8.0		9,094	10.0
Riverside Community Bank	19,535	10.92	14,310	8.0		17,888	10.0
Wisconsin Community Bank	36,107	11.09	26,048	8.0		32,560	10.0
New Mexico Bank & Trust	61,655	10.74	45,930	8.0		57,413	10.0
Arizona Bank & Trust	24,238	13.24	14,647	8.0		18,309	10.0
Rocky Mountain Bank	40,560	11.00	29,497	8.0		36,871	10.0
Summit Bank & Trust	12,323	17.22	5,726	8.0		7,158	10.0
Minnesota Bank & Trust	15,263	92.13	1,325	8.0		1,657	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$368,101	13.26%	$111,017	4.0%	$	N/A
Dubuque Bank and Trust Company	85,851	10.97	31,313	4.0		46,969	6.0%
Galena State Bank & Trust Co.	15,804	10.03	6,305	4.0		9,458	6.0
First Community Bank	9,979	10.97	3,638	4.0		5,456	6.0
Riverside Community Bank	17,297	9.67	7,155	4.0		10,733	6.0
Wisconsin Community Bank	32,035	9.84	13,024	4.0		19,536	6.0
New Mexico Bank & Trust	54,736	9.53	22,965	4.0		34,448	6.0
Arizona Bank & Trust	21,941	11.98	7,323	4.0		10,985	6.0
Rocky Mountain Bank	35,951	9.75	14,749	4.0		22,123	6.0
Summit Bank & Trust	11,441	15.98	2,863	4.0		4,295	6.0
Minnesota Bank & Trust	15,099	91.14	663	4.0		994	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$368,101	10.68%	$137,917	4.0%	$	N/A
Dubuque Bank and Trust Company	85,851	8.42	40,771	4.0		50,964	5.0%
Galena State Bank & Trust Co.	15,804	6.98	9,052	4.0		11,315	5.0
First Community Bank	9,979	8.08	4,937	4.0		6,172	5.0
Riverside Community Bank	17,297	7.01	9,876	4.0		12,345	5.0
Wisconsin Community Bank	32,035	7.82	16,381	4.0		20,477	5.0
New Mexico Bank & Trust	54,736	7.51	29,146	4.0		36,432	5.0
Arizona Bank & Trust	21,941	10.28	8,539	4.0		10,673	5.0
Rocky Mountain Bank	35,951	7.96	18,068	4.0		22,585	5.0
Summit Bank & Trust	11,441	15.38	2,975	4.0		3,719	5.0
Minnesota Bank & Trust	15,099	68.98	876	4.0		1,095	5.0

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$325,016	12.48%	$208,382	8.0%	$	N/A
Dubuque Bank and Trust Company	83,887	11.24	59,698	8.0		74,623	10.0%
Galena State Bank & Trust Co.	19,236	12.29	12,526	8.0		15,658	10.0
First Community Bank	10,688	11.38	7,516	8.0		9,395	10.0
Riverside Community Bank	17,240	10.59	13,019	8.0		16,274	10.0
Wisconsin Community Bank	36,683	12.19	24,081	8.0		30,102	10.0
New Mexico Bank & Trust	56,082	10.63	42,221	8.0		52,776	10.0
Arizona Bank & Trust	28,202	14.27	15,808	8.0		19,759	10.0
Rocky Mountain Bank	38,910	10.84	28,722	8.0		35,903	10.0
Summit Bank & Trust	14,473	36.99	3,131	8.0		3,913	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$253,675	9.74%	$104,191	4.0%	$	N/A
Dubuque Bank and Trust Company	75,937	10.18	29,849	4.0		44,774	6.0%
Galena State Bank & Trust Co.	17,380	11.10	6,263	4.0		9,395	6.0
First Community Bank	9,509	10.12	3,758	4.0		5,637	6.0
Riverside Community Bank	15,329	9.42	6,510	4.0		9,764	6.0
Wisconsin Community Bank	32,910	10.93	12,041	4.0		18,061	6.0
New Mexico Bank & Trust	49,920	9.46	21,110	4.0		31,666	6.0
Arizona Bank & Trust	25,706	13.01	7,904	4.0		11,856	6.0
Rocky Mountain Bank	34,797	9.69	14,361	4.0		21,542	6.0
Summit Bank & Trust	14,103	36.04	1,565	4.0		2,348	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$253,675	8.01%	$126,644	4.0%	$	N/A
Dubuque Bank and Trust Company	75,937	8.36	36,346	4.0		45,432	5.0%
Galena State Bank & Trust Co.	17,380	7.95	8,748	4.0		10,935	5.0
First Community Bank	9,509	7.67	4,957	4.0		6,197	5.0
Riverside Community Bank	15,329	6.88	8,911	4.0		11,139	5.0
Wisconsin Community Bank	32,910	8.21	16,031	4.0		20,039	5.0
New Mexico Bank & Trust	49,920	7.63	26,162	4.0		32,703	5.0
Arizona Bank & Trust	25,706	11.60	8,866	4.0		11,082	5.0
Rocky Mountain Bank	34,797	8.46	16,450	4.0		20,563	5.0
Summit Bank & Trust	14,103	29.06	1,941	4.0		2,426	5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $113.8 million as of December 31, 2008, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $58.8 million as of December 31, 2008, under the capital requirements to remain well capitalized.

TWENTY-ONE
FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, Heartland adopted FAS 157 for fair value measurements of certain of its financial instruments. The provisions of FAS 157 that pertain to measurement of non-financial assets and liabilities have been deferred by the FASB until 2009.

The provisions of FAS 159 which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective January 1, 2008. Heartland has not made any fair value elections under FAS 159 as of December 31, 2008.

As discussed in footnote 1 above, FAS 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosure about fair value measurements. Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a non-recurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Assets

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. Level 3 securities may consist primarily of auction rate securities. Heartland has utilized auction rate securities in previous periods as a higher-yielding alternative investment for fed funds. Heartland purchased $10.7 million of auction rate securities in February of 2008. This portfolio consisted of securities issued by various state governmental entities and includes securities backed by student loans that are guaranteed under the Federal Family Education Loan Program. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 28 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then present holders of the instruments continue to hold them and the instrument carries an interest rate based upon certain predefined formulas. In February 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market causing the traditional auction process to fail. As a result, Heartland was not able to access these funds until the securities were redeemed by the issuer. Due to the illiquidity in the market for auction rate securities, Heartland had classified these investments as Level 3 for purposes of reporting under FAS 157. In April 2008, $1.0 million of the $10.7 million was redeemed at par value and in September 2008, the remaining $9.7 million was redeemed at par value. All of the related auction rate securities paid interest as defined by the predetermined formula. The remaining $200,000 of securities classified as Level 3 is related to an investment in a partnership.

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

Loans Held to Maturity

Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Under Heartland’s credit policies, all nonaccrual loans are defined as impaired loans. Once a loan is identified as individually impaired, management measures impairment in accordance with Statement of Financial Accounting Standard No. 114 (“FAS 114”), Accounting by Creditors for Impairment of a Loan. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At December 31, 2008, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Heartland records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Heartland records the impaired loan as nonrecurring Level 3.

Derivative Financial Instruments

Currently, Heartland uses interest rate caps, floors and collars to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of FAS 157, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)

	Total Fair Value Dec. 31, 2008	Level 1	Level 2	Level 3

Trading securities	$1,694	$1,694	$-	$-
Available-for-sale securities	871,686	195,356	676,210	120
Derivative assets	2,698	-	2,698	-
Total assets at fair value	$876,078	$197,050	$678,908	$120

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)

Fair Value
Balance at January 1, 2008	$200
Purchases	10,700
Redemptions	(10,700)
Net losses for 2008 included in other comprehensive income	(80)
Balance at December 31, 2008	$120

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis:

(Dollars in thousands)

	Carrying Value at December 31, 2008				Year Ended December 31, 2008
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$17,714	$-	$-	$17,714	$6,134

The table below is a summary of the estimated fair value of Heartland’s financial instruments as of December 31, 2008 and 2007 as defined by Statement of Financial Accounting Standards No. 107 (“FAS 107”), Disclosures about Fair Value of Financial Instruments. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with FAS 107, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

Heartland does not believe that the estimated information presented herein is representative of the earnings power or value of Heartland. The following analysis, which is inherently limited in depicting fair value, also does not consider any value associated with existing customer relationships nor the ability of Heartland to create value through loan origination, deposit gathering or fee generating activities. Many of the estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

(Dollars in thousands)
	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$51,303	$51,303	$46,832	$46,832
Trading securities	1,694	1,694	1,888	1,888
Securities available for sale	871,686	871,686	682,383	682,383
Securities held to maturity	30,325	26,326	5,678	5,754
Loans and leases, net of unearned	2,424,696	2,559,564	2,292,846	2,292,438
Derivatives	2,698	2,698	778	778

Financial Liabilities:
Demand deposits	$383,061	$383,061	$381,499	$381,499
Savings deposits	1,128,312	1,128,312	855,036	855,036
Time deposits	1,128,859	1,136,933	1,139,764	1,139,764
Short-term borrowings	210,184	210,184	354,146	354,146
Other borrowings	437,833	448,037	263,607	253,581

Cash and Cash Equivalents – The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

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

Derivatives – The fair value of all derivatives was estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates and, when appropriate, the current creditworthiness of the counter-party.

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2008	2007
Assets:
Cash and interest bearing deposits	$3,486	$826
Trading securities	1,694	1,888
Securities available for sale	41,024	1,020
Investment in subsidiaries	351,379	337,303
Other assets	15,629	15,256
Due from subsidiaries	15,500	15,500
Total assets	$428,712	$371,793

Liabilities and stockholders’ equity:
Short-term borrowings	$-	$15,000
Other borrowings	117,087	120,719
Accrued expenses and other liabilities	6,022	5,474
Total liabilities	123,109	141,193

Stockholders’ equity:
Preferred stock	75,578	-
Common stock	16,612	16,612
Capital surplus	43,827	37,269
Retained earnings	177,753	173,891
Accumulated other comprehensive income (loss)	(1,341)	6,506
Treasury stock	(6,826)	(3,678)
Total stockholders’ equity	305,603	230,600
Total liabilities & stockholders’ equity	$428,712	$371,793

INCOME STATEMENTS
(Dollars in thousands)
	For the years ended December 31,
	2008	2007	2006
Operating revenues:
Dividends from subsidiaries	$18,500	$25,500	$15,050
Securities gains, net	-	35	150
Gain (loss) on trading account securities	(998)	(105)	141
Impairment loss on equity securities	(4,972)	-	(76)
Other	975	1,464	2,326
Total operating revenues	13,505	26,894	17,591
Operating expenses:
Interest	8,684	9,510	10,121
Salaries and benefits	740	1,590	376
Outside services	784	971	1,357
Other operating expenses	852	1,494	1,124
Total operating expenses	11,060	13,565	12,978
Equity in undistributed earnings	3,002	8,278	17,465
Income before income tax benefit	5,447	21,607	22,078
Income tax benefit	5,845	4,026	3,024
Net income	11,292	25,633	25,102
Preferred dividends and discount	(178)	-	-
Net income available to common stockholders	$11,114	$25,633	$25,102

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$11,292	$25,633	$25,102
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(3,002)	(8,278)	(17,465)
Impairment loss on securities	4,972	-	76
Decrease in due from subsidiaries	-	-	19,500
Increase (decrease) in accrued expenses and other liabilities	548	(4,503)	6,568
(Increase) decrease in other assets	(373)	(5,830)	4,092
(Increase) decrease in trading account securities	194	(320)	(1,053)
Other, net	1,612	473	1,218
Net cash provided by operating activities	15,243	7,175	38,038
Cash flows from investing activities:
Capital contributions to subsidiaries	(19,700)	(3,162)	(24,882)
Purchases of available for sale securities	(45,428)	-	(541)
Proceeds from the maturity of and principal paydowns on securities available for sale	560	-	-
Proceeds from sales of available for sale securities	-	310	1,467
Net cash used by investing activities	(64,568)	(2,852)	(23,956)
Cash flows from financing activities:
Net change in short-term borrowings	(15,000)	(20,000)	(25,750)
Proceeds from other borrowings	563	41,902	20,619
Repayments of other borrowings	(4,195)	(13,403)	-
Proceeds from preferred stock and warrant	81,698	-	-
Cash dividends paid	(6,461)	(6,050)	(5,906)
Purchase of treasury stock	(6,978)	(9,821)	(4,022)
Proceeds from issuance of common stock	2,358	2,828	1,516
Net cash provided (used) by financing activities	51,985	(4,544)	(13,543)
Net increase (decrease) in cash and cash equivalents	2,660	(221)	539
Cash and cash equivalents at beginning of year	826	1,047	508
Cash and cash equivalents at end of year	$3,486	$826	$1,047

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
2008	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$29,227	$29,886	$28,835	$27,738
Provision for loan and lease losses	15,106	7,083	5,369	1,761
Net interest income after provision for loan and lease losses	14,121	22,803	23,466	25,977
Noninterest income	5,524	7,880	8,318	8,474
Noninterest expense	24,097	26,660	25,438	25,764
Income taxes	(1,769)	1,018	1,643	2,420
Income (loss) from continuing operations	(2,683)	3,005	4,703	6,267
Discontinued operations:
Income from operations of discontinued subsidiary	-	-	-	-
Income taxes	-	-	-	-
Income from discontinued operations	-	-	-	-
Net income (loss)	(2,683)	3,005	4,703	6,267
Preferred stock dividends and discount	(178)	-	-	-
Net income (loss) available to common stockholders	$(2,861)	$3,005	$4,703	$6,267

Per share:
Earnings (loss) per share-basic	$(0.17)	$0.18	$0.29	$0.38
Earnings (loss) per share-diluted	(0.18)	0.18	0.29	0.38
Earnings (loss) per share from continuing operations-basic	(0.17)	0.18	0.29	0.38
Earnings (loss) per share from continuing operations-diluted	(0.18)	0.18	0.29	0.38
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	14.13	13.86	13.99	14.46
Market price – high	25.00	25.06	23.40	22.40
Market price – low	16.70	18.40	18.19	16.78
Weighted average common shares outstanding	16,252,652	16,264,032	16,316,529	16,378,394
Weighted average diluted common shares outstanding	16,324,106	16,355,393	16,388,885	16,465,985
Ratios:
Return on average assets	-0.33%	0.35%	0.56%	0.77%
Return on average equity	-5.12	5.26	8.08	10.72
Net interest margin	3.79	3.96	3.92	3.88
Efficiency ratio	68.37	68.79	67.92	70.02

(Dollars in thousands, except per share data)
2007	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$27,506	$27,237	$27,706	$26,891
Provision for loan and lease losses	3,304	575	4,268	1,926
Net interest income after provision for loan and lease losses	24,202	26,662	23,438	24,965
Noninterest income	8,090	7,916	8,093	7,611
Noninterest expense	23,534	24,747	24,929	24,396
Income taxes	2,006	2,906	1,965	2,532
Income from continuing operations	6,752	6,925	4,637	5,648
Discontinued operations:
Income from operations of discontinued subsidiary	-	-	2,565	191
Income taxes	-	-	1,017	68
Income from discontinued operations	-	-	1,548	123
Net income	6,752	6,925	6,185	5,771
Preferred stock dividends and discount	-	-	-	-
Net income available to common stockholders	$6,752	$6,925	$6,185	$5,771

Per share:
Earnings per share-basic	$0.41	$0.42	$0.38	$0.35
Earnings per share-diluted	0.41	0.42	0.37	0.34
Earnings per share from continuing operations-basic	0.41	0.42	0.28	0.34
Earnings per share from continuing operations-diluted	0.41	0.42	0.28	0.34
Cash dividends declared on common stock	0.10	0.09	0.09	0.09
Book value per common share	14.04	13.48	12.88	12.85
Market price – high	22.25	23.67	27.20	28.80
Market price – low	18.08	17.04	23.07	25.75
Weighted average common shares outstanding	16,481,854	16,447,270	16,451,031	16,542,876
Weighted average diluted common shares outstanding	16,574,540	16,543,635	16,644,286	16,760,688
Ratios:
Return on average assets	0.83%	0.86%	0.79%	0.76%
Return on average equity	11.86	12.72	11.72	11.18
Net interest margin	3.87	3.87	4.02	4.04
Efficiency ratio	64.54	68.58	68.39	69.13

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa

March 16, 2009

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, Heartland has evaluated the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Heartland’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Heartland’s internal control system was designed to provide reasonable assurance to Heartland’s management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Heartland’s management, under the supervision and with the participation of Heartland’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment, Heartland’s internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2008, included herein, has issued an attestation report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to Heartland’s internal control over financial reporting during the quarter ended December 31, 2008, that materially affected, or are reasonably likely, to affect Heartland’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited Heartland Financial USA Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa

March 16, 2009

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2009 Annual Meeting of Stockholders to be held on May 20, 2009 (the "2009 Proxy Statement") under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is noted below.

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2008, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below.

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	59
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Summit Bank & Trust and Minnesota Bank & Trust; Chairman of Citizens Finance Co.

John K. Schmidt	49
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer and Treasurer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank & Trust Co. and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.

Kenneth J. Erickson	57	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co.

Edward H. Everts	57	Executive Vice President, Operations, of Heartland; Senior Vice President, Operations and Retail Banking of Dubuque Bank and Trust Company

Douglas J. Horstmann	55	Senior Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Vice Chairman of First Community Bank

Paul J. Peckosh	63	Executive Vice President, Wealth Management Group, of Heartland; Executive Vice President, Manager Wealth Management Group, of Dubuque Bank and Trust Company

Melvin E. Miller	65	Executive Vice President, Chief Investment Officer of Heartland; Senior Vice President of Dubuque Bank and Trust Company

John J. Berg	57	Executive Vice President, Marketing and Sales of Heartland

Mr. Lynn B. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland. There are no other family relationships among any of the directors or executive officers of Heartland.

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. Until 2004, Mr. Fuller had been a Director of Galena State Bank & Trust Co. since its acquisition by Heartland in 1992, First Community Bank since the merger in 1994 and Riverside Community Bank since the opening of this de novo operation in 1995. He has been a Director of Wisconsin Community Bank since the purchase of Cottage Grove State Bank in 1997, New Mexico Bank & Trust since the opening of this de novo bank in 1998, Arizona Bank & Trust since the opening of this de novo bank in 2003, Summit Bank & Trust since the opening of this de novo bank in 2006 and Minnesota Bank & Trust since the opening of this de novo bank in 2008. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland.

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

Edward H. Everts was named Executive Vice President, Operations, of Heartland in 2008. Prior to this promotion, he served as Senior Vice President, Operations and Retail Banking, of Heartland since 1996. Mr. Everts has been employed by Dubuque Bank and Trust Company as Senior Vice President, Operations and Retail Banking since 1992. Prior to his service with Dubuque Bank and Trust Company, Mr. Everts was Vice President and Lead Retail Banking Manager of First Bank, Duluth, Minnesota.

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

Paul J. Peckosh was named Executive Vice President, Wealth Management Group, of Heartland in 2008. Prior to this promotion, he  served as Senior Vice President of Heartland since 1999.  Mr. Peckosh has been employed by Dubuque Bank and Trust Company since 1975, was appointed Assistant Vice President, Trust, in 1975, Vice President, Trust in 1980, Senior Vice President, Trust in 1991 and Executive Vice President, Trust in 2000.  Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970.

Melvin E. Miller was named Executive Vice President, Chief Investment Officer, of Heartland, in 2008. Prior to this promotion, he served as Senior Vice President, Chief Investment Officer, of Heartland since 2000. He joined Dubuque Bank and Trust in 1984 as a part-time Investment Officer and came on board full time in 1985 as Assistant Vice President and later was promoted to Senior Vice President and Chief Investment Officer. A Chartered Financial Analyst, Miller received his MBA degree in Finance from Ball State University in 1973. Prior to joining DB&T Mel had 12 years of college teaching experience in the areas of investments and portfolio management.  He was chair of the Department of Accounting and Business at Loras College.

John J. Berg joined Heartland in 2005 as Senior Vice President, Marketing and Sales. In 2008, he was promoted to Executive Vice President, Marketing and Sales. Berg’s background includes over 30 years of retail marketing and banking experience. Previous to joining Heartland, Berg served as Vice President and Marketing Director of First Federal Capital Bank in LaCrosse, WI. His prior experience includes marketing management positions with commercial banks and savings banks in West Des Moines, IA, St. Louis, MO, Waterloo, IA and Lansing, MI.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our 2009 Proxy Statement, under the captions “Compensation Discussion and Analysis”, “Compensation/Nominating Committee Interlocks”, “Compensation/Nominating Committee Report On Executive Compensation” and "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2009 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The table below sets forth the following information as of December 31, 2008 for (i) all compensation plans previously approved by Heartland's shareholders and (ii) all compensation plans not previously approved by Heartland's shareholders:

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance
Equity compensation plans approved by security holders	743,363	$19.79	926,427
Equity compensation plans not approved by security holders	-	-	-
Total	743,363	$19.79	926,427 [1]

[1] Includes 464,810 shares available for use under the Heartland 2005 Long-Term Incentive Plan and 461,617 shares available for use under the Heartland Employee Stock Purchase Plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2009 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2009 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the “Index of Exhibits” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

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

Date:           March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2009.

/s/ Lynn B. Fuller                                                               /s/ John K. Schmidt
-----------------------------                                                      -----------------------------
Lynn B. Fuller                                                                    John K. Schmidt
President, CEO, Chairman                                                Executive Vice President, CFO
and Director                                                                       and Director

/s/ James F. Conlan                                                          /s/ Mark C. Falb
-----------------------------                                                      -----------------------------
James F. Conlan                                                                Mark C. Falb
Director                                                                              Director

/s/ Thomas L. Flynn                                                        /s/ John W. Cox, Jr.
-----------------------------                                                     -----------------------------
Thomas L. Flynn                                                              John W. Cox, Jr.
Director                                                                              Director

/s/ James R. Hill
-----------------------------
James R. Hill
Director

INDEX OF EXHIBITS

3.1	Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

3.2
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

3.3	Bylaws of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004).

4.1
Form of Specimen Stock Certificate for Heartland Financial USA, Inc. common stock (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 33-76228) filed on May 4, 1994).

4.2
Rights Agreement, dated as of June 7, 2002, between Heartland Financial USA, Inc. and Dubuque Bank and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2002).

4.3
Warrant to purchase up to 609,687 shares of common stock, issued on December 19, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

4.4
Form of Preferred Share Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.1(1)
Heartland Financial USA, Inc. 1993 Stock Option Plan dated as of May 12, 1993 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed on March 10, 1994).

10.2	Heartland Financial USA, Inc. Dividend Reinvestment Plan dated as of January 24, 2002 (incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on January 25, 2002).

10.3(1)	Heartland Financial USA, Inc. 2003 Stock Option Plan dated as of May 21, 2003 (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Form DEF14A filed on April 7, 2003).

10.4
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association, dated as of October 10, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2003).

10.5
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of March 17, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2007).

10.6
Indenture by and between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of January 31, 2006 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2006).

10.7(1)	Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.8
Heartland Financial USA, Inc. 2006 Employee Stock Purchase Plan effective January 1, 2006 (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.9(1)
Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Non-Qualified Stock Option Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2006).

10.10(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance Restricted Stock Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2006).

10.11
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.12
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.13(1)
Change of Control Agreements between Heartland Financial USA, Inc. and Executive Officers dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007).

10.14
Subscription and Shareholder Agreement between Heartland Financial USA, Inc. and Investors in Minnesota Bank & Trust dated as of September 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.15(1)
Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007).

10.16(1)
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including four subsequent amendments effective January 1, 2002, May 1, 2002, September 16, 2003 and December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.17(1)
Form of Executive Supplemental Life Insurance Plan effective January 1, 2005, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including a subsequent amendment effective December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.18(1(2))
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007.

10.19(1)(2)
Form of Split-Dollar Agreement effective November 1, 2008, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust and Citizens Finance Co.

10.20
Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.21
Form of Waiver, executed by each Messrs. Lynn B. Fuller, John K. Schmidt, Kenneth J. Erickson, Douglas J. Horstmann and Edward H. Everts (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.22(1)
Form of Consent, executed by each Messrs. Lynn B. Fuller, John K. Schmidt, Kenneth J. Erickson, Douglas J. Horstmann and Edward H. Everts as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

11(2)	Statement re Computation of Per Share Earnings.

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of KPMG LLP.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management contracts or compensatory plans or arrangements.
(2)	Filed herewith.