Form 10-Q
period 2009-03-31
HEARTLAND FINANCIAL USA INC
filed 2009-05-11
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                        ☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

    For quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                Yes ☐   No  ☐

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 8, 2009, the Registrant had outstanding 16,294,828 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$86,235	$48,977
Federal funds sold and other short-term investments	1,026	2,326
Cash and cash equivalents	87,261	51,303
Securities:
Trading, at fair value	1,560	1,694
Available for sale, at fair value (cost of $972,103 for March 31, 2009, and $875,143 for December 31, 2008)	974,711	871,686
Held to maturity, at cost (fair value of $27,828 for March 31, 2009, and $26,326 for December 31, 2008)	29,901	30,325
Loans held for sale	18,263	19,695
Loans and leases:
Held to maturity	2,356,391	2,405,001
Allowance for loan and lease losses	(37,277)	(35,651)
Loans and leases, net	2,319,114	2,369,350
Premises, furniture and equipment, net	119,569	120,500
Other real estate, net	29,317	11,750
Goodwill, net	40,207	40,207
Other intangible assets, net	9,606	8,079
Cash surrender value on life insurance	54,581	54,431
Other assets	46,010	51,248
TOTAL ASSETS	$3,730,100	$3,630,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$409,921	$383,061
Savings	1,185,756	1,128,312
Time	1,193,044	1,128,859
Total deposits	2,788,721	2,640,232
Short-term borrowings	117,766	210,184
Other borrowings	477,640	437,833
Accrued expenses and other liabilities	30,496	33,396
TOTAL LIABILITIES	3,414,623	3,321,645
EQUITY:
Preferred stock (par value $1 per share; authorized 102,302 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	-	-
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; authorized 81,698 shares; issued, 81,698 shares)	76,279	75,578
Common stock (par value $1 per share; authorized 20,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	43,865	43,827
Retained earnings	180,927	177,753
Accumulated other comprehensive income (loss)	1,287	(1,341)
Treasury stock at cost (316,843 shares at March 31, 2009, and 337,181 shares at December 31, 2008, respectively)	(6,454)	(6,826)
TOTAL STOCKHOLDERS’ EQUITY	312,516	305,603
Noncontrolling interest	2,961	3,020
TOTAL EQUITY	315,477	308,623
TOTAL LIABILITIES AND EQUITY	$3,730,100	$3,630,268

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
INTEREST INCOME:
Interest and fees on loans and leases	$39,483	$42,899
Interest on securities and other:
Taxable	8,421	6,615
Nontaxable	1,883	1,647
Interest on federal funds sold and other short-term investments	1	131
Interest on interest bearing deposits in other financial institutions	1	5
TOTAL INTEREST INCOME	49,789	51,297
INTEREST EXPENSE:
Interest on deposits	14,122	17,096
Interest on short-term borrowings	212	2,186
Interest on other borrowings	4,378	4,277
TOTAL INTEREST EXPENSE	18,712	23,559
NET INTEREST INCOME	31,077	27,738
Provision for loan and lease losses	6,665	1,761
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	24,412	25,977
NONINTEREST INCOME:
Service charges and fees	2,887	2,615
Loan servicing income	2,786	1,296
Trust fees	1,697	2,021
Brokerage and insurance commissions	881	892
Securities gains, net	2,965	362
Loss on trading account securities	(286)	(207)
Impairment loss on securities	-	(86)
Gains on sale of loans	1,808	504
Income on bank owned life insurance	130	463
Other noninterest income	(106)	614
TOTAL NONINTEREST INCOME	12,762	8,474
NONINTEREST EXPENSES
Salaries and employee benefits	16,433	14,793
Occupancy	2,375	2,344
Furniture and equipment	1,647	1,768
Outside services	3,217	2,510
Advertising	583	795
Intangible assets amortization	235	236
Other noninterest expenses	3,796	3,318
TOTAL NONINTEREST EXPENSES	28,286	25,764
INCOME BEFORE INCOME TAXES	8,888	8,687
Income taxes	2,819	2,420
NET INCOME	$6,069	$6,267
Net income attributable to noncontrolling interest, net of tax	59	-
NET INCOME ATTRIBUTABLE TO HEARTLAND	$6,128	$6,267
Preferred dividends and discount	(1,336)	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,792	$6,267

EARNINGS PER COMMON SHARE – BASIC	$0.29	$0.38
EARNINGS PER COMMON SHARE – DILUTED	$0.29	$0.38
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,069	$6,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,292	2,352
Provision for loan and lease losses	6,665	1,761
Net amortization of premium on securities	1,165	(219)
Securities gains, net	(2,965)	(362)
Decrease in trading account securities	134	102
Loss on impairment of securities	-	86
Stock-based compensation	229	288
Loans originated for sale	(291,652)	(78,906)
Proceeds on sales of loans	294,892	80,867
Net gains on sales of loans	(1,808)	(504)
Decrease in accrued interest receivable	715	2,433
Decrease in accrued interest payable	(1,383)	(1,923)
Other, net	(2,243)	(4,820)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,110	7,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	75,687	23,288
Proceeds from the maturity of and principal paydowns on securities available for sale	38,890	29,734
Proceeds from the maturity of and principal paydowns on securities held to maturity	549	9
Purchase of securities available for sale	(209,862)	(93,517)
Net decrease in loans and leases	24,936	7,579
Capital expenditures	(1,140)	(1,227)
Proceeds on sale of OREO and other repossessed assets	982	316
NET CASH USED BY INVESTING ACTIVITIES	(69,958)	(33,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	84,304	4,241
Net increase in time deposit accounts	64,185	40,399
Net decrease in short-term borrowings	(92,418)	(128,040)
Proceeds from other borrowings	55,050	124,258
Repayments of other borrowings	(15,243)	(7,386)
Purchase of treasury stock	(31)	(2,412)
Proceeds from issuance of common stock	210	254
Excess tax benefits on exercised stock options	2	8
Common and preferred dividends paid	(2,253)	(1,617)
NET CASH PROVIDED BY FINANCING ACTIVITIES	93,806	29,705
Net increase in cash and cash equivalents	35,958	3,309
Cash and cash equivalents at beginning of year	51,303	46,832
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,261	$50,141
Supplemental disclosures:
Cash paid for income/franchise taxes	$769	$1,210
Cash paid for interest	$20,095	$25,482

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders’ Equity
	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2008		$-		$16,612	$37,269	$173,100	$6,506	$(3,678)	$-	$229,809
Net income						6,267				6,267
Unrealized gain on securities available for sale arising during the period							4,138			4,138
Unrealized gain on derivatives arising during the period							1,450			1,450
Reclassification adjustment for net security gains realized in net income							(276)			(276)
Reclassification adjustment for net derivatives gains realized in net income							(211)			(211)
Income taxes							(1,844)			(1,844)
Comprehensive income										9,524
Cash dividends declared:
Common, $0.10 per share						(1,617)				(1,617)
Purchase of 129,069 shares of common stock								(2,412)		(2,412)
Issuance of 14,437 shares of common stock					(77)			338		261
Commitments to issue common stock					288					288
Balance at March 31, 2008	$-	-	$-	16,612	$37,480	$177,750	$9,763	$(5,752)	$-	$235,853

Balance at January 1, 2009		$75,578		$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623
Net income						6,128			(59)	6,069
Unrealized gain on securities available for sale arising during the period							9,030			9,030
Unrealized loss on derivatives arising during the period							(1,932)			(1,932)
Reclassification adjustment for net security gains realized in net income							(2,965)			(2,965)
Reclassification adjustment for net derivatives losses realized in net income							23			23
Income taxes							(1,528)			(1,528)
Comprehensive income										8,697
Cumulative preferred dividends accrued and discount accretion		701				(701)				-
Cash dividends declared:
Preferred, $12.50 per share						(635)				(635)
Common, $0.10 per share						(1,618)				(1,618)
Purchase of 1,913 shares of common stock								(31)		(31)
Issuance of 22,251 shares of common stock					(191)			403		212
Commitments to issue common stock					229					229
Balance at March 31, 2009		$76,279		$16,612	$43,865	$180,927	$1,287	$(6,454)	$2,961	$315,477

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2008, included in Heartland Financial USA, Inc.’s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 16, 2009. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2009, are not necessarily indicative of the results expected for the year ending
December 31, 2009.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month  period ended March 31, 2009 and 2008, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	March 31, 2009	March 31, 2008
Net income attributable to Heartland	6,128	6,267
Preferred dividends and discount	(1,336)	-
Net income available to common stockholders	$4,792	6,267
Weighted average common shares outstanding for basic earnings per share	16,276	16,378
Assumed incremental common shares issued upon exercise of stock options	21	88
Weighted average common shares for diluted earnings per share	16,297	16,466
Earnings per common share – basic	$0.29	$0.38
Earnings per common share – diluted	$0.29	$0.38

Stock-Based Compensation

Options are typically granted annually with an expiration date ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of March 31, 2009 and 2008, and changes during the three months ended March 31, 2009 and 2008, follows:

	2009		2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	743,363	$19.79	733,012	$18.61
Granted	-	-	164,400	18.60
Exercised	(1,125)	8.80	(3,050)	11.72
Forfeited	(1,000)	24.13	(3,750)	24.99
Outstanding at March 31	741,238	$19.81	890,612	$18.60
Options exercisable at March 31	335,338	$16.01	370,462	$13.04
Weighted-average fair value of options granted during the three-month periods ended March 31	$-		$4.81

At March 31, 2009, the vested options totaled 335,338 shares with a weighted average exercise price of $16.01 per share and a weighted average remaining contractual life of 4.33 years. The intrinsic value for the vested options as of March 31, 2009, was $422 thousand. The intrinsic value for the total of all options exercised during the three months ended March 31, 2009, was $5 thousand, and the total fair value of shares vested during the three months ended March 31, 2009, was $229 thousand. At March 31, 2009, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 465,810.

No options were granted during the first quarter of 2009. The fair value of the 2008 stock options granted was estimated utilizing the Black Scholes valuation model. The fair value of a share of common stock on the grant date of the 2008 options was $18.60. Significant assumptions include:

2008
Risk-free interest rate	3.10%
Expected option life	6.4 years
Expected volatility	26.96%
Expected dividends	1.99%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the three months ended March 31, 2009, was $10 thousand, with a related tax benefit of $2 thousand. Cash received from options exercised for the three months ended March 31, 2008, was $36 thousand, with a related tax benefit of $8 thousand.

Total compensation costs recorded were $229 thousand and $288 thousand for the three months ended March 31, 2009 and 2008, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of March 31, 2009, there was $2.2 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2012.

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

Fair value measurements for assets and liabilities where there exists limited or no observable market data, and therefore, are based primarily upon estimates, are often calculated based upon current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Additional information regarding disclosures of fair value is presented in Note 4.

Heartland now applies the fair value measurement and disclosure provisions of FAS 157 effective January 1, 2009, to nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. Heartland measures the fair value of the following on a nonrecurring basis: (1) long-lived assets, (2) foreclosed assets, (3) goodwill and other intangibles and (4) indefinite-lived assets.

Effect of New Financial Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) Business Combinations (“FAS 141R”), which requires significant changes in the accounting and reporting for business acquisitions. Among many changes under FAS 141R, an acquirer will record 100% of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FAS 141R by Heartland on January 1, 2009, had no effect on Heartland’s accompanying consolidated financial statements and its subsequent effect will depend upon the extent and magnitude of future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under FAS 160 are that noncontrolling interests in a subsidiary are to be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, the resultant gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. Effective January 1, 2009, FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing consolidated minority interests and prospective application for any new minority interests. The presentation and disclosure requirements of FAS 160 have been applied for the current period and retrospectively for prior periods on Heartland’s accompanying consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For further detail on Heartland’s derivative instruments and hedging activities, see Note 3.

In April 2009, the FASB issued Staff Position FAS 107-1 (“FAS 107-1”), Interim Disclosures About Fair Value of Financial Instruments, which extends the disclosure requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Heartland will adopt FAS 107-1 for the period ending June 30, 2009, and does not anticipate that the adoption will have a material impact on its consolidated financial statement disclosures.

In April 2009, the FASB issued Staff Position FAS 115-2 (“FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which revises the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Heartland will adopt FAS 115-2 for the period ending June 30, 2009, and does not anticipate that the adoption will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 157-4 (“FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly , which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Heartland will adopt FAS 157-4 for the period ending June 30, 2009, and does not anticipate that the adoption will have a material impact on its consolidated financial statements.

NOTE 2: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2009, and December 31, 2008, are presented in the table below, in thousands:

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,757	$7,301	$9,757	$7,092
Mortgage servicing rights	9,321	2,994	7,799	3,233
Customer relationship intangible	1,177	354	1,177	329
Total	$20,255	$10,649	$18,733	$10,654
Unamortized intangible assets		$9,606		$8,079

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2009. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at March 31, 2009, or December 31, 2008. The fair value of Heartland’s mortgage servicing rights was estimated at $8.6 million and $6.2 million at March 31, 2009, and December 31, 2008, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ending December 31, 2009	$544	$4,812	$76	$5,432

Year ending December 31,
2010	466	433	101	1,000
2011	450	361	99	910
2012	422	289	55	766
2013	405	216	45	666
2014	169	144	43	356
Thereafter	-	72	404	476

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matured on April 4, 2009. Heartland was the payer on prime at a cap strike rate of 8.95% and the counterparty was the payer on prime at a floor strike rate of 7.00%. As of March 31, 2009, and December 31, 2008, the fair market value of this collar transaction was recorded as an asset of $185 thousand and $636 thousand, respectively.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of March 31, 2009, and December 31, 2008, the fair market value of this collar transaction was recorded as an asset of $1.9 million and $2.1 million, respectively.

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

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap had an effective date of February 1, 2007, and matured on January 7, 2009. Should 3-month LIBOR have exceeded 5.5% on a reset date, the counterparty would have paid Heartland the amount of interest that exceeded the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest deferral feature that was mirrored in the cap transaction. As of December 31, 2008, this cap transaction had no fair value.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap had an effective date of February 1, 2007, and matured on March 17, 2009. Should 3-month LIBOR have exceeded 5.5% on a reset date, the counterparty would have paid Heartland the amount of interest that exceeded the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that was mirrored in the cap transaction. As of December 31, 2008, this cap transaction had no fair value.

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2009, and December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $36 thousand and $46 thousand, respectively.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2009, and December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $4 thousand and $8 thousand, respectively.

In addition to the four cap transactions, Heartland entered into the following three forward-starting interest rate swap transactions to effectively convert $65.0 million of its variable interest rate subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) to fixed interest rate debt. For accounting purposes, these three swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $65.0 million of Heartland’s subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance will remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments will exist through the maturity date of the swaps.

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. As of March 31, 2009, the fair value of this swap transaction was recorded as a liability of $149 thousand.

The second  swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. As of March 31, 2009, the fair value of this swap transaction was recorded as a liability of $615 thousand.

The third  swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. As of March 31, 2009, the fair value of this swap transaction was recorded as a liability of $530 thousand.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in fair value were included in the assessment of hedge effectiveness. No ineffectiveness was recognized for the cash flow hedge transactions for the three months ended March 31, 2008 and 2009.

The April 4, 2006 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on the full $50.0 million notional amount that was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Heartland’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $50.0 million to $38.7 million. This hedge failure resulted in the recognition of a loss of $282 thousand during the first quarter of 2009, which consists of the mark to market loss on the collar transaction of $463 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $181 thousand.

A portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on the collar transaction of $212 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $14 thousand. During the first quarter of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $49 thousand.

A portion of the September 19, 2005 collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. This hedge failure resulted in the recognition of a loss of $51 thousand during the quarter ended June 30, 2007, which consists of the mark to market loss on the collar transaction of $36 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $15 thousand. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. Since the fair value of the collar transaction was zero on the redesignation date, a mark to market gain of $36 thousand was recorded as other noninterest income during the period from June 30, 2007, to August 17, 2007. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. The hedge failure resulted in the recognition of a gain of $347 thousand, during the quarter ended December 31, 2008, which consisted of mark to market gain on the collar transaction of $348 thousand and reclassification of unrealized loss out of other comprehensive income to earnings of $1 thousand. During the first quarter of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $64 thousand.

An additional portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6  million. This hedge failure resulted in the recognition of a gain of $68 thousand during the first quarter of 2009, which consists of the mark to market loss on the collar transaction of $64 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $132 thousand.

For the three months ended March 31, 2009, the change in net unrealized gains of $1.9 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $720 thousand. For the three months ended March 31, 2008, the change in net unrealized gains of $1.5 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $541 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the three months ended March 31, 2009, the change in net unrealized gains on cash flow hedges reflects a reclassification of $23 thousand of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $92 thousand will be reclassified from accumulated other comprehensive income to interest income.

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

Assets

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities of $120 thousand are related to an investment in a partnership.

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

Loans Held to Maturity

Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Under Heartland’s credit policies, all nonaccrual loans are defined as impaired loans. Once a loan is identified as individually impaired, management measures impairment in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At March 31, 2009, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Heartland records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Heartland records the impaired loan as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned

Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Heartland considers third party appraisals as well as independent fair value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Heartland also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs.

The table below presents, in thousands, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value March 31, 2009	Level 1	Level 2	Level 3

Trading securities	$1,560	$1,560	$-	$-
Available-for-sale securities	974,711	253,901	720,690	120
Derivative assets	2,073	-	2,073	-
Total assets at fair value	$978,344	$255,461	$722,763	$120

Derivative liabilities	1,253	-	1,253	-
Total liabilities at fair value	$1,253	$-	$1,253	$-

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

Fair Value
Balance at January 1, 2009	$120
Purchases	-
Redemptions	-
Balance at March 31, 2009	$120

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis, in thousands:

	Carrying Value at March 31, 2009				Quarter Ended March 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$31,765	$-	$-	$31,765	$807
OREO	29,317	-	-	29,317	12

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

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of Heartland’s 2008 Form 10-K filed with the Securities and Exchange Commission on March 16, 2009. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2009. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

Net income was $6.1 million for the quarter ended March 31, 2009, compared to $6.3 million earned during the first quarter of 2008. Net income available to common stockholders was $4.8 million, or $0.29 per diluted common share, for the quarter ended March 31, 2009, compared to $6.3 million, or $0.38 per diluted common share, earned during the first quarter of 2008. Return on average common equity was 8.26 percent and return on average assets was 0.53 percent for the first quarter of 2009, compared to 10.72 percent and 0.77 percent, respectively, for the same quarter in 2008.

Earnings for the first quarter of 2009 were positively affected by increased net interest income, loan servicing income, securities gains and gains on sale of loans. The growth in these areas was partially offset by an increase in the loan loss provision, which was $6.7 million during the first quarter of 2009 compared to $1.8 million during the first quarter of 2008. Net interest margin, expressed as a percentage of average earning assets, was 3.94 percent during the first quarter of 2009 compared to 3.88 percent for the first quarter of 2008 and 3.79 percent for the fourth quarter of 2008.

During the first quarter of 2009, net interest income on a tax-equivalent basis increased $3.4 million or 12 percent compared to the same quarter in 2008. Average earning assets increased $335.3 million or 11 percent during the comparable quarterly periods. Noninterest income was $12.8 million during the first quarter of 2009 compared to $8.5 million during the first quarter of 2008, an increase of $4.3 million or 51 percent. Contributing to this increase was a $1.5 million increase in loan servicing income, $1.3 million increase in gains on sale of loans and $2.6 million increase in securities gains. For the first quarter of 2009, noninterest expense totaled $28.3 million, an increase of $2.5 million or 10 percent from the $25.8 million recorded during the same quarter in 2008. The largest component of noninterest expense, salaries and employee benefits, increased $1.6 million or 11 percent during the first quarter of 2009 compared to the first quarter of 2008, primarily due to the opening of Minnesota Bank & Trust and additional staffing at Summit Bank & Trust and at Heartland’s operations center. The other noninterest expense category to experience a significant increase during the quarters under comparison was outside services, primarily as a result of higher FDIC assessments.

At March 31, 2009, total assets had increased $99.8 million or 11 percent annualized since year-end 2008. Total loans and leases were $2.36 billion at March 31, 2009, compared to $2.41 billion at year-end 2008, a decrease of $48.6 million or 8 percent annualized. In order to provide the investing community with a perspective on how the growth in both loans and deposits during the first three months of the year equates to performance on an annualized basis, the growth rates on these two categories have been reflected as an annualized percentage throughout this report. These annualized numbers were calculated by multiplying the growth percentage for the first three months of the year by four. The only loan category to experience growth during the first quarter of 2009 was the agricultural and agricultural real estate loans.

Total deposits grew to $2.79 billion at March 31, 2009, an increase of $148.5 million or 22 percent annualized since year-end 2008. This growth was weighted more heavily in Heartland’s Midwestern markets, which were responsible for nearly 58 percent of the growth. Demand deposits increased $26.9 million or 28 percent annualized since year-end 2008. Savings deposit balances experienced an increase of $57.4 million or 20 percent annualized since year-end 2008 and time deposits, exclusive of brokered deposits, experienced an increase of $71.0 million or 26 percent annualized since year-end 2008.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.94 percent during the first quarter of 2009 compared to 3.88 percent for the first quarter of 2008 and 3.79 percent for the fourth quarter of 2008. Success at growing net interest margin during the quarter was a direct result of disciplined pricing. Management is committed to maintaining margin near the 4 percent level and will not compete for loans or deposits strictly for the sake of growth.

Net interest income on a tax-equivalent basis totaled $32.1 million during the first quarter of 2009, an increase of $3.4 million or 12 percent from the $28.7 million recorded during the first quarter of 2008. Contributing to this increase was the $335.3 million or 11 percent growth in average earning assets over the comparable quarterly period.

On a tax-equivalent basis, interest income in the first quarter of 2009 totaled $50.8 million compared to $52.2 million in the first quarter of 2008, a decrease of $1.4 million or 3 percent. Nearly half of Heartland’s commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. The national prime interest rate was 3.25 percent for the first three months of 2009. During the first three months of 2008, the national prime interest rate decreased from 7.25 percent on January 1, 2008, to 5.25 percent at March 31, 2008. A large portion of Heartland’s floating rate loans that reprice immediately with a change in national prime have interest rate floors that are currently in effect. Additionally, Heartland has two $50.0 million derivative transactions on the loan portfolio that are at their floor interest rates. One of these derivative transactions matured on April 4, 2009.

Interest expense for the first quarter of 2009 was $18.7 million compared to $23.6 million in the first quarter of 2008, a decrease of $4.9 million or 21 percent, as higher rate certificates of deposit rolled over at lower rates. Approximately 47 percent of Heartland’s certificate of deposit accounts will mature within the next six months at a weighted average rate of 2.81 percent.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland’s net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Item 3 of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations. Note 3 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES[1] For the quarters ended March 31, 2009 and 2008 (Dollars in thousands)
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$759,985	$8,421	4.49%	$556,859	$6,615	4.78%
Nontaxable[1]	160,147	2,720	6.89	145,942	2,421	6.67
Total securities	920,132	11,141	4.91	702,801	9,036	5.17
Interest bearing deposits	634	1	0.64	432	5	4.66
Federal funds sold	785	1	0.52	19,006	131	2.77
Loans and leases:
Commercial and commercial real estate[1]	1,693,796	26,142	6.26	1,623,511	28,597	7.08
Residential mortgage	236,878	3,449	5.90	224,902	3,701	6.62
Agricultural and agricultural real estate[1]	256,059	4,092	6.48	228,964	4,324	7.60
Consumer	231,328	4,973	8.72	198,469	4,931	9.99
Direct financing leases, net	5,544	68	4.97	8,788	133	6.09
Fees on loans	-	966	-	-	1,382	-
Less: allowance for loan and lease losses	(35,600)	-	-	(32,658)	-	-
Net loans and leases	2,388,005	39,690	6.74	2,251,976	43,068	7.69
Total earning assets	3,309,556	$50,833	6.23%	2,974,215	$52,240	7.06%
NONEARNING ASSETS	349,648			295,319
TOTAL ASSETS	$3,659,204			$3,269,534
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,116,314	$4,524	1.64%	$827,988	$4,035	1.96%
Time, $100,000 and over	394,948	3,238	3.32	308,760	3,547	4.62
Other time deposits	769,443	6,360	3.35	845,308	9,514	4.53
Short-term borrowings	170,826	212	0.50	301,616	2,186	2.91
Other borrowings	467,232	4,378	3.80	354,290	4,277	4.86
Total interest bearing liabilities	2,918,763	18,712	2.60%	2,637,962	23,559	3.59%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	393,615			356,578
Accrued interest and other liabilities	32,858			39,850
Total noninterest bearing liabilities	426,473			396,428
STOCKHOLDERS’ EQUITY	313,968			235,144
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,659,204			$3,269,534
Net interest income[1]		$32,121			$28,681
Net interest spread[1]			3.63%			3.47%
Net interest income to total earning assets[1]			3.94%			3.88%
Interest bearing liabilities to earning assets	88.19%			88.69%

[1] Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. During the first quarter of 2009, the provision for loan losses was $6.7 million compared to $1.8 million during the first quarter of 2008. Additions to the allowance for loan and lease losses during the first quarter of 2009 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values and higher levels of charge-offs, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of March 31, 2009, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

NONINTEREST INCOME

The table below shows Heartland’s noninterest income for the quarters indicated.

(Dollars in thousands)
	Three Months Ended
	March 31, 2009	March 31, 2008	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$2,887	$2,615	$272	10%
Loan servicing income	2,786	1,296	1,490	115
Trust fees	1,697	2,021	(324)	(16)
Brokerage and insurance commissions	881	892	(11)	(1)
Securities gains, net	2,965	362	2,603	719
Loss on trading account securities, net	(286)	(207)	(79)	(38)
Impairment loss on securities	-	(86)	86	100
Gains on sale of loans	1,808	504	1,304	259
Income on bank owned life insurance	130	463	(333)	(72)
Other noninterest income	(106)	614	(720)	(117)
TOTAL NONINTEREST INCOME	$12,762	$8,474	$4,288	51%

Noninterest income was $12.8 million during the first quarter of 2009 compared to $8.5 million during the first quarter of 2008, an increase of $4.3 million or 51 percent. The categories experiencing the largest increases for the comparative quarters were loan servicing income, securities gains and gains on sale of loans.

Service charges and fees increased $272 thousand or 10 percent during the quarters under comparison. Service charges on checking and savings accounts, including overdraft fees, recorded during the first quarter of 2009 were $1.9 million compared to $1.7 million during the first quarter of 2008, an increase of $200 thousand or 12 percent. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts had significantly decreased during the first quarter of 2009 in comparison to the first quarter of 2008  and the resultant earnings credit was  not sufficient to cover the activity charges. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $791 thousand during the first quarter of 2009 compared to $586 thousand during the first quarter of 2008, an increase of $205 thousand or 35 percent.

Loan servicing income increased $1.5 million or 115 percent during the quarters under comparison. This increase was largely due to an increase in service fees collected on the mortgage loans Heartland sold into the secondary market while retaining servicing. Heartland’s portfolio of mortgage loans serviced for others totaled $868.6 million at March 31, 2009, compared to $660.4 million at March 31, 2008. During the first quarter of 2009, Heartland banks originated $305 million in new and refinanced mortgage loans to 1,600 borrowers. Additionally, Heartland assisted nearly 200 customers with modifications to their existing mortgage loans to help them stay in their homes and avoid foreclosure during this time of financial stress.

Trust fees decreased $324 thousand or 16 percent during the first quarter of 2009 compared to the same quarter in 2008. A large portion of trust fees are based upon the market value of the trust assets, which was $1.30 billion at March 31, 2009, compared to $1.64 billion at March 31, 2008.

Securities gains totaled $3.0 million during the first quarter of 2009 compared to $362 thousand during the first quarter of 2008 as securities designed to outperform in a declining rate environment were sold during the first quarter of 2009 and replaced with securities that are expected to outperform as rates rise.

Gains on sale of loans totaled $1.8 million during the first quarter of 2009 compared to $504 thousand during the first quarter of 2008. As long-term mortgage loan rates fell below 5.00 percent during the first quarter of 2009, refinancing activity significantly increased on 15- and 30-year, fixed-rate mortgage loans. Heartland normally elects to sell these types of loans into the secondary market and retains the servicing on these loans.

Income on bank owned life insurance was $130 thousand for the first quarter of 2009 compared to $463 thousand during the same quarter of 2008. A large portion of Heartland’s bank owned life insurance is held in a separate account product that experienced lower yields during the first quarter of 2009.

Other noninterest income decreased $720 thousand or 117 percent during the first quarter of 2009 compared to the first quarter of 2008. Losses on the market value of failed interest rate hedges totaled $261 thousand during the first quarter of 2009, whereas, during the first quarter of 2008, gains on the market value of failed interest rate hedges totaling $224 thousand were recorded. See Note 3 to Heartland’s consolidated financial statements for further discussion on these derivative transactions. Also affecting other noninterest income during the first quarter of 2008 was the initial public offering of Visa Inc., which provided Heartland with a $246 thousand pre-tax gain.

NONINTEREST EXPENSES

The table below shows Heartland’s noninterest expense for the quarters indicated.

(Dollars in thousands)
	Three Months Ended
	March 31, 2009	March 31, 2008	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$16,433	$14,793	$1,640	11%
Occupancy	2,375	2,344	31	1
Furniture and equipment	1,647	1,768	(121)	(7)
Outside services	3,217	2,510	707	28
Advertising	583	795	(212)	(27)
Intangible assets amortization	235	236	(1)	-
Other noninterest expenses	3,796	3,318	478	14
TOTAL NONINTEREST EXPENSES	$28,286	$25,764	$2,522	10%

For the first quarter of 2009, noninterest expense totaled $28.3 million, an increase of $2.5 million or 10 percent from the $25.8 million recorded during the same quarter in 2008. The noninterest expense categories experiencing the largest increases were salaries and employee benefits, outside services and other noninterest expenses.

The largest component of noninterest expense, salaries and employee benefits, increased $1.6 million or 11 percent during the first quarter of 2009 compared to the first quarter of 2008, primarily due to the opening of Minnesota Bank & Trust in April 2008 and additional staffing at Summit Bank & Trust to grow its customer base and at Heartland’s operations center to provide support services to the bank subsidiaries. Commission expense increased $410 thousand or 65 percent during the first quarter of 2009 compared to the first quarter of 2008 as activity in residential mortgage loans increased. Total full-time equivalent employees were 1,049 at March 31, 2009, compared to 995 at March 31, 2008.

The other category of noninterest expense to experience a significant increase during the quarters under comparison was outside services, which increased $707 thousand or 28 percent, primarily as a result of higher FDIC assessments.

Other noninterest expenses increased $478 thousand or 14 percent for the quarters under comparison, primarily as a result of costs associated with repossessed property.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 31.71 percent for the first quarter of 2009 compared to 27.86 percent for the first quarter of 2008. Heartland’s effective tax rate during the first quarter of 2009 did not include any federal rehabilitation tax credits, whereas Heartland’s effective tax rate during the first quarter of 2008 included $208 thousand in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s ownership interests in limited liability companies that own certified historic structures. Heartland’s effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 21.70 percent during the first quarter of 2009 compared to 20.17 percent during the first quarter of 2008. The tax-equivalent adjustment for this tax-exempt interest income was $1.0 million during the first quarter of 2009 compared to $943 thousand during the same quarter in 2008.

FINANCIAL CONDITION

At March 31, 2009, total assets had increased $99.8 million or 11 percent annualized since year-end 2008.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.36 billion at March 31, 2009, compared to $2.41 billion at year-end 2008, a decrease of $48.6 million or 8 percent annualized. The only loan category to experience growth during the first quarter of 2009 was the agricultural and agricultural real estate loans, which totaled $259.3 million at March 31, 2009, an increase of $11.7 million or 19 percent annualized since year-end 2008. All of this growth occurred at Dubuque Bank and Trust Company.

The table below presents the composition of the loan portfolio as of March 31, 2009, and December 31, 2008.

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,673,882	70.90%	$1,718,071	71.30%
Residential mortgage	190,179	8.06	203,921	8.46
Agricultural and agricultural real estate	259,320	10.98	247,664	10.28
Consumer	232,507	9.85	234,061	9.72
Lease financing, net	4,989	0.21	5,829	0.24
Gross loans and leases	2,360,877	100.00%	2,409,546	100.00%
Unearned discount	(2,458)		(2,443)
Deferred loan fees	(2,028)		(2,102)
Total loans and leases	2,356,391		2,405,001
Allowance for loan and lease losses	(37,277)		(35,651)
Loans and leases, net	$2,319,114		$2,369,350

Loans and leases secured by real estate, either fully or partially, totaled $1.9 billion or 79% of total loans and leases at March 31, 2009. More than 60% of the non-farm, nonresidential loans are owner occupied. The largest categories within Heartland’s real estate secured loans are listed below:

(Dollars in thousands)

Residential real estate, excluding residential construction and residential lot loans	$403,011
Industrial, manufacturing, business and commercial	356,541
Agriculture	192,308
Land development and lots	161,138
Retail	122,217
Hotel, resort and hospitality	103,883
Office	102,092
Residential construction	89,719

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

The allowance for loan and lease losses at March 31, 2009, was 1.58 percent of loans and leases and 55.52 percent of nonperforming loans, compared to 1.48 percent of loans and leases and 45.73 percent of nonperforming loans at December 31, 2008. Additions to the allowance for loan and lease losses during the first quarter of 2009 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reduction in appraised values and higher levels of charge-offs, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

Nonperforming loans were $67.1 million or 2.85 percent of total loans and leases at March 31, 2009, compared to $78.0 million or 3.24 percent of total loans and leases at December 31, 2008. Approximately 65 percent, or $43.3 million, of Heartland’s nonperforming loans are to 17 borrowers, with $10.2 million originated by Arizona Bank & Trust, $10.0 million originated by Rocky Mountain Bank, $8.3 million originated by Wisconsin Community Bank, $7.7 million originated by Summit Bank & Trust, $3.1 million originated by Riverside Community Bank, $2.5 million originated by Dubuque Bank and Trust Company and $1.5 million originated by First Community Bank. The industry breakdown for these nonperforming loans was $11.0 million high-end residential, $6.5 million transportation, $6.5 million real estate financing provider, $5.0 million lot and land development and $3.8 million construction and development of commercial real estate. The remaining $10.5 million was distributed among 8 other industries. The portion of Heartland’s nonperforming loans covered by government guarantees was $3.8 million at March 31, 2009. Management continues to actively work with stressed borrowers to find solutions to their debt problems and is diligently working to find buyers for Heartland’s repossessed real estate. Unfortunately, there are no assurances that a continuation of the week economy will not result in further deterioration.

Other real estate owned increased to $29.3 million at March 31, 2009, compared to $11.8 million at December 31, 2008, an increase of $17.5 million. A residential lot development loan originated at Rocky Mountain Bank was responsible for $12.0 million of this increase. Commercial real estate makes up $27.6 million or 94 percent of Heartland’s total other real estate owned.

Net charge-offs during the first quarter of 2009 were $5.0 million compared to $1.1 million during the first quarter of 2008. A large portion of the net charge-offs was related to commercial real estate development loans and residential lot loans, primarily in the Phoenix, Arizona market. Previously, Heartland generally recognized the charge-off on a loan when the loan was resolved, sold or transferred to other real estate owned. However, in the third quarter of 2008, Heartland began to recognize charge-offs on loans it considered impaired by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$35,651	$32,993
Provision for loan and lease losses	6,665	1,761
Recoveries on loans and leases previously charged off	596	256
Loans and leases charged off	(5,635)	(1,315)
Balance at end of period	$37,277	$33,695
Net charge offs to average loans and leases year-to-date	0.21%	0.05%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of March 31,		As of December 31,
	2009	2008	2008	2007
Nonaccrual loans and leases	$67,140	$38,748	$76,953	$30,694
Loan and leases contractually past due 90 days or more	-	378	1,005	1,134
Total nonperforming loans and leases	67,140	39,126	77,958	31,828
Other real estate	29,317	2,714	11,750	2,195
Other repossessed assets, net	1,501	494	1,484	438
Total nonperforming assets	$97,958	$42,334	$91,192	$34,461
Nonperforming loans and leases to total loans and leases	2.85%	1.72%	3.24%	1.40%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 27 percent of total assets at March 31, 2009, and 25 percent at December 31, 2008. Total available for sale securities as of March 31, 2009, were $974.7 million, an increase of $103.0 million or 12 percent from December 31, 2008. Additional securities were purchased during the first quarter of 2009 as loan growth slowed.

The table below presents the composition of the securities portfolio by major category as of March 31, 2009, and December 31, 2008. More than 80 percent of Heartland’s mortgage-backed securities are issuances of government-sponsored enterprises as of March 31, 2009.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$253,901	25.23%	$195,356	21.62%
Mortgage-backed securities	552,469	54.91	509,501	56.38
Obligation of states and political subdivisions	163,907	16.29	163,597	18.10
Other securities	35,895	3.57	35,251	3.90
Total securities	$1,006,172	100.00%	$903,705	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits grew to $2.79 billion at March 31, 2009, an increase of $148.5 million or 22 percent annualized since year-end 2008. With the exception of First Community Bank and Wisconsin Community Bank, all Heartland banks experienced a significant increase in deposits. This growth was weighted more heavily in Heartland’s Midwestern markets, which were responsible for nearly 58 percent of the growth. Demand deposits increased $26.9 million or 28 percent annualized since year-end 2008. Savings deposit balances experienced an increase of $57.4 million or 20 percent annualized since year-end 2008 and time deposits, exclusive of brokered deposits, experienced an increase of $71.0 million or 26 percent annualized since year-end 2008. At March 31, 2009, brokered time deposits totaled $44.6 million or 2 percent of total deposits compared to $51.5 million or 2 percent of total deposits at year-end 2008.
Heartland’s deposit increases demonstrate its ability to gain market share, as nonbrokered deposits grew at a 24 percent annualized rate. A portion of the growth in non-maturity deposits is attributable to an increased focus on commercial treasury management sales and services.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term Federal Home Loan Bank ("FHLB") advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of March 31, 2009, the amount of short-term borrowings was $117.8 million compared to $210.2 million at year-end 2008, a decrease of $92.4 million or 44 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $105.4 million at March 31, 2009, compared to $170.5 million at year-end 2008.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of March 31, 2009, the amount of other borrowings was $477.6 million, an increase of $39.8 million or 9 percent since year-end 2008. Other borrowings include structured wholesale repurchase agreements which totaled $135.0 million at March 31, 2009, and $120.0 million at year-end 2008. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland’s trust preferred offerings outstanding as of March 31, 2009, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/09	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
20,000	10/10/03	8.25%	8.25%	10/10/2033	06/30/2009
25,000	03/17/04	2.75% over Libor	4.07%	03/17/2034	06/17/2009
20,000	01/31/06	1.33% over Libor	2.42%	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	09/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	2.74%	09/01/2037	09/01/2012
$110,000

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the bank subsidiaries, except for Heartland’s most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at March 31, 2009, totaled $224.4 million, an increase of $24.9 million or 12 percent from the December 31, 2008, FHLB borrowings of $199.5 million.
Total FHLB borrowings at March 31, 2009, had an average rate of 3.36 percent and an average maturity of 3.71 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.30 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2009, and December 31, 2008, commitments to extend credit aggregated $505.8 million and $529.1 million, and standby letters of credit aggregated $27.0 million and $26.2 million, respectively.

Contractual obligations and other commitments were presented in Heartland’s 2008 Annual Report on Form 10-K. There have been no material changes in Heartland’s contractual obligations and other commitments since that report was filed.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios[1]
Tier 1 capital	$373,814	13.54%	$368,101	13.26%
Tier 1 capital minimum requirement	110,399	4.00%	111,017	4.00%
Excess	$263,415	9.54%	$257,084	9.26%
Total capital	$418,118	15.15%	$413,913	14.91%
Total capital minimum requirement	220,797	8.00%	222,035	8.00%
Excess	$197,321	7.15%	$191,878	6.91%
Total risk-adjusted assets	$2,759,968		$2,775,436
Leverage Capital Ratios[2]
Tier 1 capital	$373,814	10.34%	$368,101	10.68%
Tier 1 capital minimum requirement[3]	144,603	4.00%	137,917	4.00%
Excess	$229,211	6.34%	$230,184	6.68%
Average adjusted assets (less goodwill and other intangible assets)	$3,615,085		$3,447,927

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6 percent on the original investment amount, whichever is greater. Through March 31, 2009, Heartland accrued the amount due to the minority stockholders at 6 percent. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

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

On December 19, 2008, Heartland received $81.7 million through participation in the U.S. Treasury’s Capital Purchase Program (CPP). The CPP was authorized by the government’s Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. The TARP is designed to infuse capital into the nation’s healthiest banks to increase the flow of financing to American consumers and businesses. Funds received by Heartland were allocated to debt reduction (including $34.0 million used to extinguish debt on Heartland’s credit line), capital maintenance at its subsidiary banks and short-term investments. Heartland continutes to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets.

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

Total cash provided by operating activities was $12.1 million during the first three months of 2009 compared to $7.4 million during the first three months of 2008.

Investing activities used cash of $70.0 million during the first three months of 2009 compared to $33.8 million during the first three months of 2008. The proceeds from securities sales, paydowns and maturities was $115.1 million during the first three months of 2009 compared to $53.0 million during the first three months of 2008. Purchases of securities used cash of $209.9 million during the first three months of 2009 while $93.5 million was used for securities purchases during the first three months of 2008. Net loans and leases experienced a decrease of $24.9 million during the first three months of 2009 compared to $7.6 million during the first three months of 2008.

Financing activities provided cash of $93.8 million during the first three months of 2009 compared to $29.7 million during the first three months of 2008. There was a net increase in deposit accounts of $148.5 million during the first three months of 2009 compared to $44.6 million during the same three months of 2008. Activity in short-term borrowings used cash of $92.4 million during the first three months of 2009 compared to $128.0 million during the first three months of 2008. Cash proceeds from other borrowings were $55.1 million during the first three months of 2009 compared to $124.3 million during the first three months of 2008. Repayment of other borrowings used cash of $15.2 million during the first three months of 2009 compared to $7.4 million during the first three months of 2008.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland’s executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of Heartland’s and each of its bank subsidiaries’ balance sheet risk profile is performed. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although management has entered into derivative financial instruments to mitigate the exposure of Heartland’s net interest margin in a downward rate environment, it does not believe that Heartland’s primary market risk exposures and how those exposures were managed to-date in 2009 have changed significantly when compared to 2008.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest margin. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated as growth assumptions can make interest rate risk. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates during the first quarter of 2009 instead of the 200 basis point shift used during the first quarter of 2008. The most recent reviews at March 31, 2009 and 2008, provided the following results:

	2009		2008
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points in 2009 and 200 Basis Points in 2008	$121,335	0.69%	$104,734	(1.74)%
Base	$120,505		$106,589
Up 200 Basis Points in 2009 and 2008	$115,526	(4.13)%	$105,483	(1.04)%

Year 2
Down 100 Basis Points in 2009 and 200 Basis Points in 2008	$119,401	(0.92)%	$97,045	(8.95)%
Base	$120,530	0.02%	$107,886	1.22%
Up 200 Basis Points in 2009 and 2008	$117,496	(2.50)%	$107,882	1.21%

Heartland uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 3 to the consolidated financial statements.

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

Heartland does hold a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. As of March 31, 2009, these securities had a carrying value of $1.6 million or 0.05% of total assets compared to $1.7 million or 0.04% of total assets at year-end 2008.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2009, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors”, in Heartland’s 2008 Annual Report on Form 10-K. Please refer to that section of Heartland’s Form 10-K for disclosures regarding the risks and uncertainties related to Heartland’s business.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended March 31, 2009, of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
01/01/09- 01/31/09	963	$19.63	963	$2,244,248
02/01/09- 02/28/09	950	$12.78	950	$1,832,571
03/01/09- 03/31/09	-	-	-	$2,479,946
Total:	1,913	$16.23	1,913	N/A

(1)
Effective April 17, 2007, Heartland’s board of directors authorized management to acquire and hold up to 250,000 shares of common stock as treasury shares at any one time. Effective January 24, 2008, Heartland’s board of directors authorized an expansion of the number of treasury shares at any one time to 500,000. In conjunction with participation in the Treasury’s TARP Capital Purchase Program effective, December 19, 2008, Heartland is prohibited from any repurchase, redemption, or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans.

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

                                      /s/ By: John K. Schmidt
                                                                                                                 -----------------------
                                      By: John K. Schmidt
Executive Vice President
and Chief Financial Officer

Dated: May 11, 2009