Form 10-Q
period 2009-06-30
HEARTLAND FINANCIAL USA INC
filed 2009-08-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009
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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 7, 2009, the Registrant had outstanding 16,309,376 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$35,415	$48,977
Federal funds sold and other short-term investments	4,546	2,326
Cash and cash equivalents	39,961	51,303
Securities:
Trading, at fair value	1,890	1,694
Available for sale, at fair value (cost of $1,030,521 at June 30, 2009, and $875,143 at December 31, 2008)	1,030,020	871,686
Held to maturity, at cost (fair value of $26,837 at June 30, 2009, and $26,326 at December 31, 2008)	29,301	30,325
Loans held for sale	24,339	19,695
Loans and leases:
Held to maturity	2,375,027	2,405,001
Allowance for loan and lease losses	(37,234)	(35,651)
Loans and leases, net	2,337,793	2,369,350
Premises, furniture and equipment, net	117,914	120,500
Other real estate, net	29,311	11,750
Goodwill, net	40,207	40,207
Other intangible assets, net	11,591	8,079
Cash surrender value on life insurance	54,817	54,431
Other assets	49,587	51,248
TOTAL ASSETS	$3,766,731	$3,630,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$436,985	$383,061
Savings	1,259,861	1,128,312
Time	1,130,657	1,128,859
Total deposits	2,827,503	2,640,232
Short-term borrowings	132,301	210,184
Other borrowings	457,508	437,833
Accrued expenses and other liabilities	31,459	33,396
TOTAL LIABILITIES	3,448,771	3,321,645
EQUITY:
Preferred stock (par value $1 per share; authorized and undesignated 102,302 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	-	-
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; authorized 81,698 shares; issued, 81,698 shares)	76,594	75,578
Common stock (par value $1 per share; authorized 25,000,000 shares at June 30, 2009, and 20,000,000 shares at December 31, 2008; issued 16,611,671 shares)	16,612	16,612
Capital surplus	44,047	43,827
Retained earnings	182,726	177,753
Accumulated other comprehensive income (loss)	1,213	(1,341)
Treasury stock at cost (300,846 shares at June 30, 2009, and 337,181 shares at December 31, 2008)	(6,149)	(6,826)
TOTAL STOCKHOLDERS’ EQUITY	315,043	305,603
Noncontrolling interest	2,917	3,020
TOTAL EQUITY	317,960	308,623
TOTAL LIABILITIES AND EQUITY	$3,766,731	$3,630,268

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
INTEREST INCOME:
Interest and fees on loans and leases	$38,423	$40,555	$77,906	$83,454
Interest on securities and other:
Taxable	10,039	7,885	18,460	14,500
Nontaxable	2,025	1,679	3,908	3,326
Interest on federal funds sold and other short-term investments	-	51	1	182
Interest on interest bearing deposits in other financial institutions	-	2	1	7
TOTAL INTEREST INCOME	50,487	50,172	100,276	101,469
INTEREST EXPENSE:
Interest on deposits	13,576	15,657	27,698	32,753
Interest on short-term borrowings	173	1,087	385	3,273
Interest on other borrowings	4,360	4,593	8,738	8,870
TOTAL INTEREST EXPENSE	18,109	21,337	36,821	44,896
NET INTEREST INCOME	32,378	28,835	63,455	56,573
Provision for loan and lease losses	10,041	5,369	16,706	7,130
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	22,337	23,466	46,749	49,443
NONINTEREST INCOME:
Service charges and fees	3,109	2,880	5,996	5,495
Loan servicing income	3,311	1,195	6,097	2,491
Trust fees	1,971	2,068	3,668	4,089
Brokerage and insurance commissions	715	883	1,596	1,775
Securities gains, net	2,206	648	5,171	1,010
Gain (loss) on trading account securities	348	(227)	62	(434)
Impairment loss on securities	-	(30)	-	(116)
Gains on sale of loans	2,231	480	4,039	984
Income on bank owned life insurance	213	380	343	843
Other noninterest income	560	41	454	655
TOTAL NONINTEREST INCOME	14,664	8,318	27,426	16,792
NONINTEREST EXPENSES
Salaries and employee benefits	14,952	14,666	31,385	29,459
Occupancy	2,176	2,193	4,551	4,537
Furniture and equipment	1,695	1,771	3,342	3,539
Professional fees	2,151	2,382	4,321	4,587
FDIC assessments	2,818	266	3,865	571
Advertising	949	1,046	1,532	1,841
Intangible assets amortization	234	236	469	472
Net loss on repossessed assets	2,532	42	3,152	190
Other noninterest expenses	2,970	2,978	6,146	6,148
TOTAL NONINTEREST EXPENSES	30,477	25,580	58,763	51,344
INCOME BEFORE INCOME TAXES	6,524	6,204	15,412	14,891
Income taxes	1,812	1,643	4,631	4,063
NET INCOME	4,712	4,561	10,781	10,828
Net income attributable to noncontrolling interest, net of tax	44	142	103	142
NET INCOME ATTRIBUTABLE TO HEARTLAND	4,756	4,703	10,884	10,970
Preferred dividends and discount	(1,336)	-	(2,672)	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,420	$4,703	$8,212	$10,970

EARNINGS PER COMMON SHARE – BASIC	$.21	$.29	$0.50	$0.67
EARNINGS PER COMMON SHARE – DILUTED	$.21	$.29	$0.50	$0.67
CASH DIVIDENDS DECLARED PER COMMON SHARE	$.10	$.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,781	$10,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,620	4,603
Provision for loan and lease losses	16,706	7,130
Net amortization of premium on securities	2,011	(246)
Securities gains, net	(5,171)	(1,010)
(Increase) decrease in trading account securities	(196)	328
Loss on impairment of securities	-	(116)
Stock-based compensation	477	589
Loans originated for sale	(556,129)	(153,029)
Proceeds on sales of loans	564,812	155,255
Net gains on sales of loans	(4,039)	(984)
Decrease in accrued interest receivable	1,066	1,517
Decrease in accrued interest payable	(788)	(2,222)
Other, net	(2,928)	(7,639)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,222	15,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	138,040	70,080
Proceeds from the maturity of and principal paydowns on securities available for sale	80,303	116,846
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,247	19
Purchase of securities available for sale	(370,784)	(300,579)
Purchase of securities held to maturity	-	(2,700)
Net increase in loans and leases	(24,062)	(18,525)
Capital expenditures	(1,892)	(2,106)
Proceeds on sale of OREO and other repossessed assets	10,067	1,410
NET CASH USED BY INVESTING ACTIVITIES	(167,081)	(135,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	185,473	40,675
Net increase (decrease) in time deposit accounts	1,798	(8,089)
Net decrease in short-term borrowings	(77,883)	(91,009)
Proceeds from other borrowings	55,098	201,905
Repayments of other borrowings	(35,423)	(21,506)
Purchase of treasury stock	(32)	(5,375)
Proceeds from issuance of common stock	379	1,421
Excess tax benefits on exercised stock options	2	225
Common and preferred dividends paid	(4,895)	(3,236)
NET CASH PROVIDED BY FINANCING ACTIVITIES	124,517	115,011
Net decrease in cash and cash equivalents	(11,342)	(5,540)
Cash and cash equivalents at beginning of year	51,303	46,832
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,961	$41,292
Supplemental disclosures:
Cash paid for income/franchise taxes	$5,003	$7,163
Cash paid for interest	$37,609	$47,118
Loans transferred to OREO	$29,400	$3,286

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2008	$-	$16,612	$37,269	$173,100	$6,506	$(3,678)	$-	$229,809
Net income				10,970			(142)	10,828
Unrealized loss on securities available for sale arising during the period					(10,693)			(10,693)
Unrealized gain on derivatives arising during the period					611			611
Reclassification adjustment for net security gains realized in net income					(894)			(894)
Reclassification adjustment for net derivatives gains realized in net income					(103)			(103)
Income taxes					4,189			4,189
Comprehensive income								3,938
Cash dividends declared:
Common, $0.20 per share				(3,236)				(3,236)
Purchase of 269,356 shares of common stock						(5,375)		(5,375)
Issuance of 113,212 shares of common stock			(497)			2,328		1,831
Commitments to issue common stock			589					589
Initial capital investment							3,300	3,300
Balance at June 30, 2008	$-	$16,612	$37,361	$180,834	$(384)	$(6,725)	$3,158	$230,856

Balance at January 1, 2009	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623
Net income				10,884			(103)	10,781
Unrealized gain on securities available for sale arising during the period					8,127			8,127
Unrealized gain on derivatives arising during the period					1,011			1,011
Reclassification adjustment for net security gains realized in net income					(5,171)			(5,171)
Reclassification adjustment for net derivatives gains realized in net income					(100)			(100)
Income taxes					(1,313)			(1,313)
Comprehensive income								13,335
Cumulative preferred dividends accrued and discount accretion	1,016			(1,016)				-
Cash dividends declared:
Preferred, $25.00 per share				(1,656)				(1,656)
Common, $0.20 per share				(3,239)				(3,239)
Purchase of 1,957 shares of common stock						(32)		(32)
Issuance of 27,251 shares of common stock			(257)			709		452
Commitments to issue common stock			477					477
Balance at June 30, 2009	$76,594	$16,612	$44,047	$182,726	$1,213	$(6,149)	$2,917	$317,960

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2009, are not necessarily indicative of the results expected for the year ending
December 31, 2009.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2009 and 2008, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	June 30, 2009	June 30, 2008
Net income attributable to Heartland	4,756	4,703
Preferred dividends and discount	(1,336)	-
Net income available to common stockholders	$3,420	4,703
Weighted average common shares outstanding for basic earnings per share	16,298	16,317
Assumed incremental common shares issued upon exercise of stock options	26	72
Weighted average common shares for diluted earnings per share	16,324	16,389
Earnings per common share – basic	$0.21	$0.29
Earnings per common share – diluted	$0.21	$0.29
Number of antidilutive stock options excluded from diluted earnings per share computations	212	36

	Six Months Ended
(Dollars and numbers in thousands, except per share data)	June 30, 2009	June 30, 2008
Net income attributable to Heartland	10,884	10,970
Preferred dividends and discount	(2,672)	-
Net income available to common stockholders	$8,212	10,970
Weighted average common shares outstanding for basic earnings per share	16,287	16,347
Assumed incremental common shares issued upon exercise of stock options	23	66
Weighted average common shares for diluted earnings per share	16,310	16,413
Earnings per common share – basic	$0.50	$0.67
Earnings per common share – diluted	$0.50	$0.67
Number of antidilutive stock options excluded from diluted earnings per share computations	230	48

Stock-Based Compensation

Options are typically granted annually with an expiration date ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of June 30, 2009 and 2008, and changes during the six months ended June 30, 2009 and 2008, follows:

	2009		2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	743,363	$19.79	733,012	$18.61
Granted	-	-	164,400	18.60
Exercised	(1,125)	8.80	(88,299)	11.72
Forfeited	(1,000)	24.13	(10,750)	25.40
Outstanding at June 30	741,238	$19.81	798,363	$19.27
Options exercisable at June 30	338,088	$16.03	288,046	$13.48
Weighted-average fair value of options granted during the six-month periods ended June 30	$-		$4.81

At June 30, 2009, the vested options totaled 338,088 shares with a weighted average exercise price of $16.03 per share and a weighted average remaining contractual life of 4.09 years. The intrinsic value for the vested options as of June 30, 2009, was $535 thousand. The intrinsic value for the total of all options exercised during the six months ended June 30, 2009, was $6 thousand, and the total fair value of shares vested during the six months ended June 30, 2009, was $477 thousand. At June 30, 2009, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 465,810.

No options were granted during the first six months of 2009. The fair value of the 2008 stock options granted was estimated utilizing the Black Scholes valuation model. The fair value of a share of common stock on the grant date of the 2008 options was $18.60. Significant assumptions include:

2008
Risk-free interest rate	3.10%
Expected option life	6.4 years
Expected volatility	26.96%
Expected dividends	1.99%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the six months ended June 30, 2009, was $10 thousand, with a related tax benefit of $2 thousand. Cash received from options exercised for the six months ended June 30, 2008, was $1.0 million, with a related tax benefit of $225 thousand.

Total compensation costs recorded were $477 thousand and $589 thousand for the six months ended June 30, 2009 and 2008, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of June 30, 2009, there was $1.9 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2012.

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

Effect of New Financial Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) Business Combinations (“FAS 141R”), which requires significant changes in the accounting and reporting for business acquisitions. Among many changes under FAS 141R, an acquirer will record 100% of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FAS 141R by Heartland on January 1, 2009, had no effect on Heartland’s accompanying consolidated financial statements. Subsequent to June 30, 2009, Heartland did complete an acquisition for which the provisions of FAS 141R will be applied. For a description of this acquisition, see the Other Events section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included with this report.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For further detail on Heartland’s derivative instruments and hedging activities, see Note 4.

In April 2009, the FASB issued Staff Position FAS 107-1 (“FAS 107-1”), Interim Disclosures About Fair Value of Financial Instruments, which extends the disclosure requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FAS 107-1 is effective for interim periods ending after June 15, 2009. Heartland adopted FAS 107-1 for the period ended June 30, 2009. For further detail on the fair value of Heartland’s financial instruments, see Note 5.

In April 2009, the FASB issued Staff Position FAS 115-2 (“FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which revises the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. Heartland adopted FAS 115-2 for the period ended June 30, 2009. For further detail on Heartland’s securities, see Note 2.

In April 2009, the FASB issued Staff Position FAS 157-4 (“FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly , which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Heartland adopted FAS 157-4 for the period ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“FAS 165”), Subsequent Events . The objective of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009, and did not have any impact on Heartland’s consolidated financial statements. Heartland evaluated subsequent events through the filing date of its quarterly 10-Q with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. FAS 166 amends SFAS 140 and removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, on qualifying special-purpose entities. FAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and is not anticipated to have any material impact on Heartland’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“FAS 167”), Amendments to FASB Interpretation No. 46(R). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for all interim reporting periods after that and is not anticipated to have any material impact on Heartland’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“FAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Following FAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates that will serve only to update the Codification. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not anticipated to have any impact on Heartland’s consolidated financial statements.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of June 30, 2009 and December 31, 2008 are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Securities available for sale:
U.S. government corporations and agencies	$295,502	$2,811	$(960)	$297,353
Mortgage-backed securities	526,759	5,801	(9,909)	522,651
Obligations of states and political subdivisions	173,917	2,972	(1,673)	175,216
Corporate debt securities	4,429	19	-	4,448
Total debt securities	1,000,607	11,603	(12,542)	999,668
Equity securities	29,914	438	-	30,352
Total	$1,030,521	$12,041	$(12,542)	$1,030,021

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008
Securities available for sale:
U.S. government corporations and agencies	$190,599	$4,832	$(75)	$195,356
Mortgage-backed securities	505,711	4,688	(16,409)	493,990
Obligations of states and political subdivisions	145,534	4,230	(981)	148,783
Corporate debt securities	4,479	185	-	4,664
Total debt securities	846,323	13,935	(17,465)	842,793
Equity securities	28,820	73	-	28,893
Total	$875,143	$14,008	$(17,465)	$871,686

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2009 and December 31, 2008 are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Securities held to maturity:
Mortgage-backed securities	$14,680	$35	$(2,482)	$12,233
Obligations of states and political subdivisions	14,621	-	(17)	14,604
Total	$29,301	$35	$(2,499)	$26,837

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008
Securities held to maturity:
Mortgage-backed securities	$15,511	$57	$(4,108)	$11,460
Obligations of states and political subdivisions	14,814	60	(8)	14,866
Total	$30,325	$117	$(4,116)	$26,326

More than 75% of our mortgage-backed securities are issuances of government-sponsored enterprises.

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of June 30, 2009 and December 31, 2008. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2008 and December 31, 2007, respectively.

Unrealized Losses on Securities Available for Sale
June 30, 2009

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$93,402	$(960)	$-	$-	$93,402	$(960)
Mortgage-backed securities	82,004	(4,549)	41,521	(5,360)	123,525	(9,909)
Obligations of states and political subdivisions	45,515	(1,443)	4,724	(230)	50,239	(1,673)
Corporate debt securities	-	-	-	-	-	-
Total debt securities	220,921	(6,952)	46,245	(5,590)	267,166	(12,542)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$220,921	$(6,952)	$46,245	$(5,590)	$267,166	$(12,542)

Unrealized Losses on Securities Available for Sale
December 31, 2008

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$18,022	$(75)	$-	$-	$18,022	$(75)
Mortgage-backed securities	231,056	(8,820)	31,366	(7,589)	262,422	(16,409)
Obligations of states and political subdivisions	32,280	(981)	-	-	32,280	(981)
Corporate debt securities	-	-	-	-	-	-
Total debt securities	281,358	(9,876)	31,366	(7,589)	312,724	(17,465)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$281,358	$(9,876)	$31,366	$(7,589)	$312,724	$(17,465)

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

NOTE 3: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2009, and December 31, 2008, are presented in the table below, in thousands:

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,757	$7,510	$9,757	$7,092
Mortgage servicing rights	11,505	2,958	7,799	3,233
Customer relationship intangible	1,177	380	1,177	329
Total	$22,439	$10,848	$18,733	$10,654
Unamortized intangible assets		$11,591		$8,079

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2009. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at June 30, 2009, or December 31, 2008. The fair value of Heartland’s mortgage servicing rights was estimated at $9.9 million and $6.2 million at June 30, 2009, and December 31, 2008, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ending December 31, 2009	$335	$1,834	$51	$2,220

Year ending December 31,
2010	466	1,918	100	2,484
2011	450	1,598	99	2,147
2012	422	1,279	55	1,756
2013	405	959	45	1,409
2014	169	639	43	851
Thereafter	-	320	404	724

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2009	2008
Balance at January 1	$4,566	$3,912
Originations	6,370	1,496
Amortization	(2,389)	(959)
Balance at June 30	$8,547	$4,449

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matured on April 4, 2009. Heartland was the payer on prime at a cap strike rate of 8.95% and the counterparty was the payer on prime at a floor strike rate of 7.00%. As of December 31, 2008, the fair market value of this collar transaction was recorded as an asset of $636 thousand.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of June 30, 2009, and December 31, 2008, the fair market value of this collar transaction was recorded as an asset of $1.5 million and $2.1 million, respectively.

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

To reduce the potentially negative impact an upward movement in interest rates would have on its net interest income, Heartland entered into the following four cap transactions. For accounting purposes, these four cap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, above the cap strike rate associated with the interest payments made on $65.0 million of Heartland’s subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance will remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments will exist through the maturity date of the caps.

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap had an effective date of February 1, 2007, and matured on January 7, 2009. Should 3-month LIBOR have exceeded 5.5% on a reset date, the counterparty would have paid Heartland the amount of interest that exceeded the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contained an interest deferral feature that was mirrored in the cap transaction. As of December 31, 2008, this cap transaction had no fair value.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap had an effective date of February 1, 2007, and matured on March 17, 2009. Should 3-month LIBOR have exceeded 5.5% on a reset date, the counterparty would have paid Heartland the amount of interest that exceeded the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contained an interest rate deferral feature that was mirrored in the cap transaction. As of December 31, 2008, this cap transaction had no fair value.

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2009, and December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $109 thousand and $46 thousand, respectively. Upon the execution of the second swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the first six months of 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $62 thousand.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2009, and December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $11 thousand and $8 thousand, respectively. Upon the execution of the third swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the first six months of 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $3 thousand.

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

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. As of June 30, 2009, the fair value of this swap transaction was recorded as an asset of $573 thousand.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. As of June 30, 2009, the fair value of this swap transaction was recorded as an asset of $858 thousand.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. As of June 30, 2009, the fair value of this swap transaction was recorded as an asset of $592 thousand.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in fair value were included in the assessment of hedge effectiveness. No ineffectiveness was recognized for the cash flow hedge transactions for the six months ended June 30, 2008 and 2009.

At the inception of the September 19, 2005 collar transaction, Heartland designated separate proportions of the $50.0 million collar in qualifying cash flow hedging relationships. Designation of a proportion of a derivative instrument is discussed in paragraph 18 of SFAS No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities, which states that “Either all or a proportion of a derivative may be designated as the hedging instrument. The proportion must be expressed as a percentage of the entire derivative so that the profile of risk exposures in the hedging portion of the derivative is the same as that in the entire derivative.” Consistent with that guidance, Heartland identified four different proportions of the $50.0 million collar and documented four separate hedging relationships based on those proportions. Although only one collar was executed with an external party, Heartland established four distinct hedging relationships for various proportions of the collar and designated them against hedged transactions specifically identified at each of four different subsidiary banks. Because each proportion of the collar was designated against hedged transactions specified at different subsidiary banks, the hedging relationship for one proportion of the collar could fail hedge accounting (or have hedge ineffectiveness), without affecting the separate hedging relationships established for other proportions of the collar that were designated against hedged transactions at other subsidiary banks. Effectiveness of each hedging relationship is assessed and measured independently of the other hedging relationships.

A portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on this portion of the collar transaction of $212 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $14 thousand. During the second quarter of 2008, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $18 thousand. During the first six months of 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $78 thousand.

A portion of the September 19, 2005 collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During the first six months of 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $155 thousand.

An additional portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6 million. This hedge failure resulted in the recognition of a gain of $68 thousand during the first quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $64 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $132 thousand. During the second quarter of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $89 thousand.

For the six months ended June 30, 2009, the change in net unrealized gains of $1.0 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $383 thousand. For the six months ended June 30, 2008, the change in net unrealized gains of $611 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $232 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the six months ended June 30, 2009, the change in net unrealized gains on cash flow hedges reflects a reclassification of $106 thousand of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $69 thousand will be reclassified from accumulated other comprehensive income to interest income.

Cash payments received on the two collar transactions totaled $375 thousand during the first six months of 2008 and $1.3 million during the first six months of 2009.

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

Loans Held to Maturity

Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Under Heartland’s credit policies, all nonaccrual loans are defined as impaired loans. Once a loan is identified as individually impaired, management measures impairment in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At June 30, 2009, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Heartland records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Heartland records the impaired loan as nonrecurring Level 3.

Derivative Financial Instruments

Currently, Heartland uses interest rate caps, floors, collars and swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of FAS No. 157, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents, in thousands, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value June 30, 2009	Level 1	Level 2	Level 3

Trading securities	$1,890	$1,890	$-	$-
Available-for-sale securities	1,030,020	297,353	732,547	120
Derivative assets	3,672	-	3,672	-
Total assets at fair value	$1,035,582	$299,243	$736,219	$120

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

Fair Value
Balance at January 1, 2009	$120
Purchases	-
Redemptions	-
Balance at June 30, 2009	$120

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis, in thousands:

	Carrying Value at June 30, 2009				Six Months Ended June 30, 2009
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$24,192	$-	$-	$24,192	$4,318
OREO	29,311	-	-	29,311	2,004

The table below is a summary, in thousands, of the estimated fair value of Heartland’s financial instruments as of June 30, 2009 and December 31, 2008 as defined by Statement of Financial Accounting Standards No. 107 (“FAS 107”), Disclosures about Fair Value of Financial Instruments. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with FAS 107, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

Heartland does not believe that the estimated information presented below is representative of the earnings power or value of Heartland. The following analysis, which is inherently limited in depicting fair value, also does not consider any value associated with existing customer relationships or the ability of Heartland to create value through loan origination, deposit gathering or fee generating activities. Many of the estimates presented below are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$39,961	$39,961	$51,303	$51,303
Trading securities	1,890	1,890	1,694	1,694
Securities available for sale	1,030,020	1,030,020	871,686	871,686
Securities held to maturity	29,301	26,837	30,325	26,326
Loans and leases, net of unearned	2,399,366	2,508,403	2,424,696	2,559,564
Derivatives	3,672	3,672	2,698	2,698

Financial Liabilities:
Demand deposits	$436,985	$436,985	$383,061	$383,061
Savings deposits	1,259,861	1,259,861	1,128,312	1,128,312
Time deposits	1,130,657	1,135,528	1,128,859	1,136,933
Short-term borrowings	132,301	132,301	210,184	210,184
Other borrowings	457,508	463,950	437,833	448,037

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

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan-by-loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each subsidiary bank. Specific factors considered by management in establishing the allowance included the following:

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2009. While management uses available information to provide for loan and lease losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

GENERAL

Heartland’s results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, trust income, brokerage and insurance commissions and gains on sale of loans, also affects Heartland’s results of operations. Heartland’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs and the provision for loan and lease losses.

Net income was $4.7 million for the quarter ended June 30, 2009, compared to $4.6 million earned during the second quarter of 2008. Net income available to common stockholders was $3.4 million, or $0.21 per diluted common share, for the quarter ended June 30, 2009, compared to $4.7 million, or $0.29 per diluted common share, earned during the second quarter of 2008. Return on average common equity was 5.74 percent and return on average assets was 0.36 percent for the second quarter of 2009, compared to 8.08 percent and 0.56 percent, respectively, for the same quarter in 2008.

Earnings for the second quarter of 2009 were positively affected by increased net interest income, loan servicing income, securities gains and gains on sale of loans. The growth in these areas was partially offset by an increase in the loan loss provision, which was $10.0 million during the second quarter of 2009 compared to $5.4 million during the second quarter of 2008. Also negatively affecting earnings during the second quarter of 2009 were increased FDIC assessments and expenses associated with other real estate owned. Net interest margin, expressed as a percentage of average earning assets, was 3.92 percent during the second quarter of 2009 compared to 3.92 percent for the second quarter of 2008 and 3.94 percent for the first quarter of 2009.

During the second quarter of 2009, net interest income on a tax-equivalent basis increased $3.7 million or 12 percent compared to the same quarter in 2008. Average earning assets increased $362.7 million or 12 percent during the comparable quarterly periods. Noninterest income was $14.7 million during the second quarter of 2009 compared to $8.3 million during the second quarter of 2008, an increase of $6.4 million or 76 percent. Contributing to this increase was a $2.1 million increase in loan servicing income, $1.8 million increase in gains on sale of loans and $1.6 million increase in securities gains. For the second quarter of 2009, noninterest expense totaled $30.5 million, an increase of $4.9 million or 19 percent from the $25.6 million recorded during the same quarter in 2008. The other noninterest expense categories to experience significant increases during the quarters under comparison were FDIC assessments, which increased $2.6 million, and net losses on repossessed assets, which increased $2.5 million.

Net income recorded for the first six months of 2009 was $10.8 million, compared to $10.8 million recorded during the first six months of 2008. Net income available to common stockholders was $8.2 million, or $0.50 per diluted common share, for the six months ended June 30, 2009, compared to $11.0 million, or $0.67 per diluted common share, earned during the first six months of 2008. Return on average common equity was 6.99 percent and return on average assets was 0.45 percent for the first six months of 2009, compared to 9.40 percent and 0.67 percent, respectively, for the same period in 2008.

Earnings for the six months ended June 30, 2009, were positively affected by increased net interest income, loan servicing income, securities gains and gains on sale of loans. The growth in these areas was partially offset by an increase in the loan loss provision, which was $16.7 million during 2009 compared to $7.1 million during 2008. Also negatively affecting earnings during the first six months of 2009 were increased FDIC assessments and expenses associated with other real estate owned. Net interest margin, expressed as a percentage of average earning assets, was 3.93 percent during the first six months of 2009 compared to 3.90 percent for the first six months of 2008.

During the first six months of 2009, net interest income on a tax-equivalent basis increased $7.1 million or 12 percent compared to the same six months in 2008. Average earning assets increased $349.0 million or 12 percent during the comparable six-month periods. Noninterest income was $27.4 million during the first half of 2009 compared to $16.8 million during the first half of 2008, an increase of $10.6 million or 63 percent. Contributing to this increase was a $3.6 million increase in loan servicing income, $3.1 million increase in gains on sale of loans and $4.2 million increase in securities gains. For the first half of 2009, noninterest expense totaled $58.8 million, an increase of $7.5 million or 14 percent from the $51.3 million recorded during the same period in 2008. The largest component of noninterest expense, salaries and employee benefits, increased $1.9 million or 7 percent during the first half of 2009 compared to the first half of 2008. The other noninterest expense categories to experience significant increases during the six-month periods under comparison were FDIC assessments, which increased $3.3 million, and net losses on repossessed assets, which increased $3.0 million.

At June 30, 2009, total assets had increased $136.5 million or 8 percent annualized since year-end 2008. Total loans and leases were $2.38 billion at June 30, 2009, compared to $2.41 billion at year-end 2008, a decrease of $30.0 million or 2 percent annualized. In order to provide the investing community with a perspective on how the growth in both loans and deposits during the first six months of the year equates to performance on an annualized basis, the growth rates on these two categories have been reflected as an annualized percentage throughout this report. These annualized numbers were calculated by multiplying the growth percentage for the first six months of the year by two. The only loan category to experience growth during the first six months of 2009 was agricultural and agricultural real estate loans.

Total deposits grew to $2.83 billion at June 30, 2009, an increase of $187.3 million or 14 percent annualized since year-end 2008. This growth was weighted more heavily in Heartland’s Western markets, which were responsible for nearly 56 percent of the growth. Demand deposits increased $53.9 million or 28 percent annualized since year-end 2008. Savings deposit balances experienced an increase of $131.5 million or 23 percent annualized since year-end 2008 and time deposits, exclusive of brokered deposits, experienced an increase of $8.0 million or 1 percent annualized since year-end 2008.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 3.92 percent during the second quarter of 2009 and the second quarter of 2008. For the six-month periods ended June 30, net interest margin, expressed as a percentage of average earning assets, was 3.93 percent during 2009 and 3.90 percent during 2008. Success at growing net interest margin during the quarter was a direct result of disciplined pricing. Management is committed to maintaining margin near the 4 percent level and will not compete for loans or deposits strictly for the sake of growth.

Net interest income on a tax-equivalent basis totaled $33.4 million during the second quarter of 2009, an increase of $3.6 million or 12 percent from the $29.8 million recorded during the second quarter of 2008. For the six-month period during 2009, net interest income on a tax-equivalent basis was $65.6 million, an increase of $7.1 million or 12 percent from the $58.5 million recorded during the first six months of 2008. These increases occurred as Heartland’s interest bearing liabilities repriced downward more quickly than its interest bearing assets. Also contributing to these increases was the $362.7 million or 12 percent growth in average earning assets during the second quarter of 2009 compared to the same quarter in 2008 and the $349.0 million or 12 percent growth in average earning assets during the first six months of 2009 compared to the same six months of 2008.

On a tax-equivalent basis, interest income in the second quarter of 2009 totaled $51.5 million compared to $51.1 million in the second quarter of 2008, an increase of $429 thousand or 1 percent. For the first six months of 2009, interest income on a tax-equivalent basis decreased $978 thousand or 1 percent over the same period in 2008. Nearly half of Heartland’s commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. The national prime interest rate was 3.25 percent for the first six months of 2009. During the first six months of 2008, the national prime interest rate decreased from 7.25 percent on January 1, 2008, to 5.00 percent at June 30, 2008. A large portion of Heartland’s floating rate loans that reprice immediately with a change in national prime have interest rate floors that are currently in effect. Additionally, Heartland had two $50.0 million derivative transactions on the loan portfolio that were at their floor interest rates. One of these derivative transactions matured on April 4, 2009.

Interest expense for the second quarter of 2009 was $18.1 million compared to $21.3 million in the second quarter of 2008, a decrease of $3.2 million or 15 percent. On a six-month comparative basis, interest expense decreased $8.1 million or 18 percent. Interest rates paid on Heartland’s deposits and borrowings were significantly lower during the first six months of 2009 compared to the first six months of 2008. Approximately 46 percent of Heartland’s certificate of deposit accounts will mature within the next six months at a weighted average rate of 2.55 percent.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted growth strategies that emphasize conservative pricing of deposits and careful underwriting of loans, which management believes will result in additional net interest margin. Heartland’s net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Item 3 of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations. Note 4 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the quarters ended June 30, 2009 and 2008 (Dollars in thousands)
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$891,873	$10,038	4.51%	$642,011	$7,885	4.94%
Nontaxable1	178,433	2,879	6.47	152,470	2,468	6.51
Total securities	1,070,306	12,917	4.84	794,481	10,353	5.24
Interest bearing deposits	1,727	2	0.46	395	2	2.04
Federal funds sold	139	-	-	9,313	51	2.20
Loans and leases:
Commercial and commercial real estate1	1,676,614	25,092	6.00	1,614,240	26,626	6.63
Residential mortgage	217,054	3,225	5.96	218,908	3,508	6.45
Agricultural and agricultural real estate1	257,283	4,224	6.59	239,105	4,340	7.30
Consumer	229,298	5,038	8.81	206,227	4,897	9.55
Direct financing leases, net	4,319	60	5.57	7,912	115	5.85
Fees on loans	-	991	-	-	1,228	-
Less: allowance for loan and lease losses	(36,507)	-	-	(33,076)	-	-
Net loans and leases	2,348,061	38,630	6.60	2,253,316	40,714	7.27
Total earning assets	3,420,233	$51,549	6.05%	3,057,505	$51,120	6.72%
NONEARNING ASSETS	342,770			297,375
TOTAL ASSETS	$3,763,003			$3,354,880
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,213,206	$4,568	1.51%	$876,075	$3,763	1.73%
Time, $100,000 and over	389,827	2,965	3.05	295,184	3,017	4.11
Other time deposits	763,416	6,043	3.17	860,375	8,877	4.15
Short-term borrowings	142,600	173	0.49	253,789	1,087	1.72
Other borrowings	475,854	4,360	3.68	427,064	4,593	4.33
Total interest bearing liabilities	2,984,903	18,109	2.43%	2,712,487	21,337	3.16%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	423,873			365,329
Accrued interest and other liabilities	36,150			43,059
Total noninterest bearing liabilities	460,023			408,388
STOCKHOLDERS’ EQUITY	318,077			234,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,763,003			$3,354,880
Net interest income1		$33,440			$29,783
Net interest spread1			3.61%			3.56%
Net interest income to total earning assets1			3.92%			3.92%
Interest bearing liabilities to earning assets	87.27%			88.72%

1 Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the six months ended June 30, 2009 and 2008 (Dollars in thousands)
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$825,928	$18,459	4.51%	$599,435	$14,500	4.86%
Nontaxable1	169,290	5,599	6.67	149,206	4,889	6.59
Total securities	995,218	24,058	4.87	748,641	19,389	5.21
Interest bearing deposits	1,181	3	0.51	414	7	3.40
Federal funds sold	462	1	0.44	14,159	182	2.58
Loans and leases:
Commercial and commercial real estate1	1,685,205	51,234	6.13	1,618,875	55,223	6.86
Residential mortgage	226,966	6,674	5.93	221,905	7,209	6.53
Agricultural and agricultural real estate1	256,671	8,316	6.53	234,035	8,664	7.44
Consumer	230,313	10,011	8.77	202,348	9,828	9.77
Direct financing leases, net	4,932	128	5.23	8,350	248	5.97
Fees on loans	-	1,957	-	-	2,610	-
Less: allowance for loan and lease losses	(36,054)	-	-	(32,867)	-	-
Net loans and leases	2,368,033	78,320	6.67	2,252,646	83,782	7.48
Total earning assets	3,364,894	$102,382	6.14%	3,015,860	$103,360	6.89%
NONEARNING ASSETS	346,210			296,347
TOTAL ASSETS	$3,711,104			$3,312,207
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,164,760	$9,092	1.57%	$852,032	$7,798	1.84%
Time, $100,000 and over	392,387	6,203	3.19	301,972	6,564	4.37
Other time deposits	766,430	12,403	3.26	852,841	18,391	4.34
Short-term borrowings	156,713	385	0.50	277,703	3,273	2.37
Other borrowings	471,543	8,738	3.74	390,676	8,870	4.57
Total interest bearing liabilities	2,951,833	36,821	2.52%	2,675,224	44,896	3.37%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	408,744			360,954
Accrued interest and other liabilities	34,505			41,455
Total noninterest bearing liabilities	443,249			402,409
STOCKHOLDERS’ EQUITY	316,022			234,574
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,711,104			$3,312,207
Net interest income1		$65,561			$58,464
Net interest spread1			3.62%			3.52%
Net interest income to total earning assets1			3.93%			3.90%
Interest bearing liabilities to earning assets	87.72%			88.71%

1 Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. During the second quarter of 2009, the provision for loan losses was $10.0 million, an increase of $4.6 million or 87% over the provision for loan losses of $5.4 million recorded during the same period in 2008. For the six-month comparative period, the provision for loan losses was $16.7 million during 2009 compared to $7.1 million during 2008, an increase of $9.6 million or 134%. Additions to the allowance for loan and lease losses during the first half of 2009 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values and higher levels of charge-offs, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of June 30, 2009, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

NONINTEREST INCOME

The table below shows Heartland’s noninterest income for the quarters indicated.

(Dollars in thousands)
	Three Months Ended
	June 30, 2009	June 30, 2008	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,109	$2,880	$229	8%
Loan servicing income	3,311	1,195	2,116	177
Trust fees	1,971	2,068	(97)	(5)
Brokerage and insurance commissions	715	883	(168)	(19)
Securities gains, net	2,206	648	1,558	240
Gain (loss) on trading account securities, net	348	(227)	575	253
Impairment loss on securities	-	(30)	30	100
Gains on sale of loans	2,231	480	1,751	365
Income on bank owned life insurance	213	380	(167)	(44)
Other noninterest income	560	41	519	1266
TOTAL NONINTEREST INCOME	$14,664	$8,318	$6,346	76%

(Dollars in thousands)
	Six Months Ended
	June 30, 2009	June 30, 2008	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$5,996	$5,495	$501	9%
Loan servicing income	6,097	2,491	3,606	145
Trust fees	3,668	4,089	(421)	(10)
Brokerage and insurance commissions	1,596	1,775	(179)	(10)
Securities gains, net	5,171	1,010	4,161	412
Gain (loss) on trading account securities, net	62	(434)	496	114
Impairment loss on securities	-	(116)	116	100
Gains on sale of loans	4,039	984	3,055	310
Income on bank owned life insurance	343	843	(500)	(59)
Other noninterest income	454	655	(201)	(31)
TOTAL NONINTEREST INCOME	$27,426	$16,792	$10,634	63%

Noninterest income was $14.7 million during the second quarter of 2009 compared to $8.3 million during the second quarter of 2008, an increase of $6.4 million or 76 percent. For the first six months of 2009, noninterest income was $27.4 million compared to $16.8 million during the first six months of 2008, an increase of $10.6 million or 63 percent. The categories experiencing the largest increases for both comparative periods were loan servicing income, securities gains and gains on sale of loans.

Loan servicing income increased $2.1 million or 177 percent for the quarter and $3.6 million or 145 percent for the six-month periods under comparison, due to an increase in the number of residential real estate loans that Heartland services. Mortgage servicing rights income totaled $3.2 million during the second quarter of 2009 compared to $663 thousand during the same quarter in 2008. For the six-month periods ended on June 30, mortgage servicing rights income totaled $6.4 million and $1.5 million, respectively. Amortization of mortgage servicing rights was $1.0 million during the second quarter of 2009 compared to $409 thousand during the same quarter of 2008. On a six-month comparative basis, the amortization of mortgage servicing rights was $2.4 million in 2009 compared to $959 thousand during 2008. Note 3 to the quarterly financial statements contains a discussion about Heartland’s mortgage servicing rights. The portfolio of mortgage loans serviced for others by Heartland totaled $1.02 billion at June 30, 2009, compared to $681.5 million at June 30, 2008.

As long-term mortgage loan rates fell below 5.00 percent during the first half of 2009, refinancing activity significantly increased on 15- and 30-year, fixed-rate mortgage loans. During the first half of 2009, Heartland banks originated $581.6 million in new and refinanced mortgage loans to 3,148 borrowers. Heartland normally elects to sell these types of loans into the secondary market and retains the servicing on these loans. Gains on sale of loans totaled $2.2 million during the second quarter of 2009 compared to $480 thousand during the second quarter of 2008. For the first six months of 2009, gains on sale of loans totaled $4.0 million compared to $984 thousand for the first six months of 2008. Additionally, Heartland assisted over 260 customers with modifications to their existing mortgage loans to help them stay in their homes and avoid foreclosure during this time of financial stress.

Securities gains totaled $2.2 million during the second quarter of 2009 compared to $648 thousand during the second quarter of 2008. For the six-month comparative period, securities gains totaled $5.2 million during 2009 compared to $1.0 million during 2008. Securities designed to outperform in a declining rate environment were sold during the first half of 2009 and replaced with securities that are expected to outperform as rates rise.

NONINTEREST EXPENSES

The table below shows Heartland’s noninterest expense for the quarters indicated.

(Dollars in thousands)
	Three Months Ended
	June 30, 2009	June 30, 2008	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$14,952	$14,666	$286	2%
Occupancy	2,176	2,193	(17)	(1)
Furniture and equipment	1,695	1,771	(76)	(4)
Professional fees	2,151	2,382	(231)	(10)
FDIC assessments	2,818	266	2,552	959
Advertising	949	1,046	(97)	(9)
Intangible assets amortization	234	236	(2)	(1)
Net loss on repossessed assets	2,532	42	2,490	5,929
Other noninterest expenses	2,970	2,978	(8)	-
TOTAL NONINTEREST EXPENSES	$30,477	$25,580	$4,897	19%

(Dollars in thousands)
	Six Months Ended
	June 30, 2009	June 30, 2008	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$31,385	$29,459	$1,926	7%
Occupancy	4,551	4,537	14	-
Furniture and equipment	3,342	3,539	(197)	(6)
Professional fees	4,321	4,587	(266)	(6)
FDIC assessments	3,865	571	3,294	577
Advertising	1,532	1,841	(309)	(17)
Intangible assets amortization	469	472	(3)	(1)
Net loss on repossessed assets	3,152	190	2,962	1,559
Other noninterest expenses	6,146	6,148	(2)	-
TOTAL NONINTEREST EXPENSES	$58,763	$51,344	$7,419	14%

For the second quarter of 2009, noninterest expense totaled $30.5 million, an increase of $4.9 million or 19 percent from the same period in 2008. This increase was primarily attributable to higher FDIC assessments and net losses on repossessed assets. For the six-month period ended June 30, 2009, noninterest expense totaled $58.8 million, an increase of $7.4 million or 14 percent when compared to the same six-month period in 2008. The largest contributors to the increase for the six-month comparative periods were salaries and employee benefits, FDIC assessments and net losses on repossessed assets.

The largest component of noninterest expense, salaries and employee benefits, increased $286 thousand or 2 percent during the second quarter of 2009 compared to the second quarter of 2008 and $1.9 million or 7 percent during the six-month comparative period. Merit increases for all salaried employees are made on January 1 of each year. Also contributing to these increases, primarily during the first quarter of 2009, was the opening of Minnesota Bank & Trust in April 2008 and additional staffing at Summit Bank & Trust and New Mexico Bank & Trust to grow its customer base and at Heartland’s operations center to provide support services to the bank subsidiaries. Total full-time equivalent employees were 1,020 at June 30, 2009, compared to 1,002 at June 30, 2008.

FDIC assessments totaled $2.8 million during the second quarter of 2009 compared to $266 thousand during the second quarter of 2008, an increase of $2.6 million or 959 percent. Included in the FDIC assessments recorded during the second quarter of 2009 was $1.7 million for the emergency special assessment. For the six-month period ended June 30, 2009, FDIC assessments were $3.9 million compared to $571 thousand during the first six months of 2008, an increase of $3.3 million or 577 percent.

Net losses on repossessed assets totaled $2.5 million during the second quarter of 2009 compared to $42 thousand during the second quarter of 2008. For the first six months of 2009, net losses on repossessed assets totaled $3.2 million compared to $190 thousand for the first six months of 2008. Included in the second quarter of 2009 net losses on repossessed assets was $1.9 million in valuation adjustments.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 27.78 percent for the second quarter of 2009 compared to 26.48 percent for the second quarter of 2008. On a six-month comparative basis, Heartland’s effective tax rate was 30.05 percent for the first half of 2009 compared to 27.28 percent for 2008. Heartland’s effective tax rate during the first six months of 2009 did not include any federal rehabilitation tax credits, whereas Heartland’s effective tax rate during the first six months of 2008 included $247 thousand in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s ownership interests in limited liability companies that own certified historic structures. Tax-exempt interest income as a percentage of pre-tax income was 30.23 percent during the second quarter of 2009 compared to 28.37 percent during the same quarter of 2008. For the six-month periods ended June 30, 2009 and 2008, tax-exempt income as a percentage of pre-tax income was 25.38 percent and 23.58 percent, respectively. The tax-equivalent adjustment for this tax-exempt interest income was $1.1 million during the second quarter of 2009 compared to $947 thousand during the same quarter in 2008. For the six-month comparative period, the tax-equivalent adjustment for tax-exempt interest income was $2.1 million for 2009 and $1.9 million for 2008.

FINANCIAL CONDITION

At June 30, 2009, total assets had increased $136.5 million or 8 percent annualized since year-end 2008.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases were $2.38 billion at June 30, 2009, compared to $2.41 billion at year-end 2008, a decrease of $30.0 million or 2 percent annualized. The only loan category to experience growth during the first six months of 2009 was agricultural and agricultural real estate loans. Nearly all of this growth occurred at Dubuque Bank and Trust Company. Loan demand improved during the second quarter of 2009. Growth in total loans and leases was $18.6 million during the second quarter of 2009 compared to a decrease of $48.6 million during the first quarter of 2009. This growth was driven primarily by activity in commercial and commercial real estate loans, which increased by $28.1 million, nearly all of which occurred at Dubuque Bank and Trust Company.

The table below presents the composition of the loan portfolio as of June 30, 2009, and December 31, 2008.

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,701,933	71.51%	$1,718,071	71.30%
Residential mortgage	187,016	7.86	203,921	8.46
Agricultural and agricultural real estate	255,340	10.73	247,664	10.28
Consumer	231,986	9.75	234,061	9.72
Lease financing, net	3,615	0.15	5,829	0.24
Gross loans and leases	2,379,890	100.00%	2,409,546	100.00%
Unearned discount	(2,574)		(2,443)
Deferred loan fees	(2,289)		(2,102)
Total loans and leases	2,375,027		2,405,001
Allowance for loan and lease losses	(37,234)		(35,651)
Loans and leases, net	$2,337,793		$2,369,350

Loans and leases secured by real estate, either fully or partially, totaled $1.8 billion or 77% of total loans and leases at June 30, 2009. More than 62% of the non-farm, nonresidential loans are owner occupied. The largest categories within Heartland’s real estate secured loans are listed below:

(Dollars in thousands)

Residential real estate, excluding residential construction and residential lot loans	$429,885
Industrial, manufacturing, business and commercial	256,979
Agriculture	198,146
Land development and lots	183,372
Retail	156,780
Office	118,443
Hotel, resort and hospitality	97,275
Warehousing	65,744
Residential construction	55,569

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

The allowance for loan and lease losses at June 30, 2009, was 1.57 percent of loans and leases and 52.32 percent of nonperforming loans, compared to 1.48 percent of loans and leases and 45.73 percent of nonperforming loans at December 31, 2008. Additions to the allowance for loan and lease losses during the first six months of 2009 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values and higher levels of charge-offs, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

Nonperforming loans were $71.1 million or 3.00 percent of total loans and leases at June 30, 2009, compared to $78.0 million or 3.24 percent of total loans and leases at December 31, 2008, and $67.1 million or 2.85% of total loans and leases at March 31, 2009. The portion of Heartland’s nonperforming loans covered by government guarantees was $3.3 million at June 30, 2009. Approximately 65 percent, or $46.1 million, of Heartland’s nonperforming loans are to 15 borrowers, with $14.3 million originated by Rocky Mountain Bank, $9.5 million originated by Arizona Bank & Trust, $8.6 million originated by Wisconsin Community Bank, $6.8 million originated by Summit Bank & Trust, $3.3 million originated by Riverside Community Bank, $2.0 million originated by Dubuque Bank and Trust Company and $1.6 million originated by New Mexico Bank & Trust. The industry breakdown for these nonperforming loans was $14.9 million land development and lots, $10.9 million construction and development of commercial real estate, $7.2 million transportation and $5.6 million real estate financing provider. The remaining $7.5 million was distributed among four other industries.

Other real estate owned was $29.3 million at June 30, 2009, compared to $11.8 million at December 31, 2008, an increase of $17.6 million. All of this increase occurred during the first quarter of 2009 with $12.0 million attributable to a residential lot development loan originated at Rocky Mountain Bank. Liquidation strategies have been identified for all the assets held in other real estate owned. Management plans to market these properties under an orderly liquidation process rather than under a quick liquidation process that could result in discounts greater than the projected carrying costs.

Net charge-offs during the first six months of 2009 were $15.1 million compared to $5.2 million during the first six months of 2008. A large portion of the net charge-offs was related to commercial real estate development loans and residential lot loans, primarily in the Phoenix, Arizona market. Previously, Heartland generally recognized the charge-off on a loan when the loan was resolved, sold or transferred to other real estate owned. However, in the third quarter of 2008, Heartland began to recognize charge-offs on loans it considered impaired by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$35,651	$32,993
Provision for loan and lease losses	16,706	7,130
Recoveries on loans and leases previously charged off	918	684
Loans and leases charged off	(16,041)	(5,876)
Balance at end of period	$37,234	$34,931
Annualized net charge-offs to average loans and leases	1.28%	0.46%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of June 30,		As of December 31,
	2009	2008	2008	2007
Nonaccrual loans and leases	$71,116	$42,857	$76,953	$30,694
Loan and leases contractually past due 90 days or more	54	51	1,005	1,134
Total nonperforming loans and leases	71,170	42,908	77,958	31,828
Other real estate	29,311	4,196	11,750	2,195
Other repossessed assets, net	1,477	419	1,484	438
Total nonperforming assets	$101,958	$47,523	$91,192	$34,461
Nonperforming loans and leases to total loans and leases	3.00%	1.87%	3.24%	1.40%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 28 percent of total assets at June 30, 2009, and 25 percent at December 31, 2008. Total available for sale securities as of June 30, 2009, were $1.03 billion, an increase of $158.3 million or 18 percent from December 31, 2008. Additional securities were purchased during the first half of 2009 as loan growth slowed.

The table below presents the composition of the securities portfolio by major category as of June 30, 2009, and December 31, 2008. More than 75 percent of Heartland’s mortgage-backed securities are issuances of government-sponsored enterprises as of June 30, 2009.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$297,353	28.02%	$195,356	21.62%
Mortgage-backed securities	537,331	50.63	509,501	56.38
Obligation of states and political subdivisions	189,837	17.89	163,597	18.10
Other securities	36,690	3.46	35,251	3.90
Total securities	$1,061,211	100.00%	$903,705	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits grew to $2.83 billion at June 30, 2009, an increase of $187.3 million or 14 percent annualized since year-end 2008. With the exception of First Community Bank, Wisconsin Community Bank and Rocky Mountain Bank, all Heartland banks experienced a significant increase in deposits. This growth was weighted more heavily in Heartland’s Western markets, which were responsible for nearly 56 percent of the growth. Demand deposits increased $53.9 million or 28 percent annualized since year-end 2008. Savings deposit balances experienced an increase of $131.5 million or 23 percent annualized since year-end 2008 and time deposits, exclusive of brokered deposits, experienced an increase of $8.0 million or 1 percent annualized since year-end 2008. At June 30, 2009, brokered time deposits totaled $45.3 million or 2 percent of total deposits compared to $51.5 million or 2 percent of total deposits at year-end 2008. Growth in non-maturity deposits is attributable to an increased emphasis on non-maturity core deposit products over higher-cost certificates of deposit. Additionally, commercial and retail customers have continued to build cash reserves.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term Federal Home Loan Bank ("FHLB") advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of June 30, 2009, the amount of short-term borrowings was $132.3 million compared to $210.2 million at year-end 2008, a decrease of $77.9 million or 37 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $117.9 million at June 30, 2009, compared to $170.5 million at year-end 2008.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of June 30, 2009, the amount of other borrowings was $457.5 million, an increase of $19.7 million or 4 percent since year-end 2008. Other borrowings include structured wholesale repurchase agreements which totaled $135.0 million at June 30, 2009, and $120.0 million at year-end 2008. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings.

A schedule of Heartland’s trust preferred offerings outstanding as of June 30, 2009, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/09	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
20,000	10/10/03	8.25%	8.25%	10/10/2033	09/30/2009
25,000	03/17/04	2.75% over Libor	3.36%	03/17/2034	09/17/2009
20,000	01/31/06	1.33% over Libor	2.46%	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	09/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	2.15%	09/01/2037	09/01/2012
$110,000

Also in other borrowings are the bank subsidiaries’ borrowings from the regional Federal Home Loan Banks. All of the bank subsidiaries, except for Heartland’s most recent de novo bank, Minnesota Bank & Trust, own stock in the Federal Home Loan Bank of Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at June 30, 2009, totaled $204.3 million, an increase of $4.8 million or 2 percent from the December 31, 2008, FHLB borrowings of $199.5 million. Total FHLB borrowings at June 30, 2009, had an average rate of 3.27 percent and an average maturity of 3.80 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.27 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2009, and December 31, 2008, commitments to extend credit aggregated $506.3 million and $529.1 million, and standby letters of credit aggregated $25.4 million and $26.2 million, respectively.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios1
Tier 1 capital	$377,249	13.44%	$368,101	13.26%
Tier 1 capital minimum requirement	112,260	4.00%	111,017	4.00%
Excess	$264,989	9.44%	$257,084	9.26%
Total capital	$421,354	15.01%	$413,913	14.91%
Total capital minimum requirement	224,520	8.00%	222,035	8.00%
Excess	$196,834	7.01%	$191,878	6.91%
Total risk-adjusted assets	$2,806,503		$2,775,436
Leverage Capital Ratios2
Tier 1 capital	$377,249	10.14%	$368,101	10.68%
Tier 1 capital minimum requirement3	148,756	4.00%	137,917	4.00%
Excess	$228,493	6.14%	$230,184	6.68%
Average adjusted assets (less goodwill and other intangible assets)	$3,718,898		$3,447,927

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. On June 30, 2009, Heartland invested capital of $15.3 million into Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. The primary purpose of Heartland Community Development Inc. is to hold and manage certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous. Heartland Community Development Inc. used the initial capital investment to purchase other real estate with a fair value of $15.3 million from certain Heartland bank subsidiaries on June 30, 2009.

Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6 percent on the original investment amount, whichever is greater. Through June 30, 2009, Heartland accrued the amount due to the minority stockholders at 6 percent. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Minnesota Bank & Trust, Heartland’s newest de novo, began operations on April 15, 2008, in Edina, Minnesota, located in the Minneapolis, Minnesota metropolitan area. Heartland’s initial investment was $13.2 million, or 80 percent, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors.

On December 19, 2008, Heartland received $81.7 million through participation in the U.S. Treasury’s Capital Purchase Program (CPP). The CPP was authorized by the government’s Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. The TARP is designed to infuse capital into the nation’s healthiest banks to increase the flow of financing to American consumers and businesses. Funds received by Heartland were allocated to debt reduction (including $34.0 million used to extinguish debt on Heartland’s credit line), capital maintenance at its subsidiary banks and short-term investments. Heartland continues to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets.

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

RECENT EVENTS

On July 2, 2009, Galena State Bank, Heartland’s subsidiary bank based in Galena, Illinois, acquired all of the deposits and substantially all of the financial obligations and financial assets, including loans, of Elizabeth State Bank in Elizabeth, Illinois from the FDIC as receiver. The two bank branches previously owned and operated by Elizabeth State Bank, one in Elizabeth and the other in Galena, reopened on Monday, July 6, 2009, as Galena State Bank branches.  Liabilities, including deposits, assumed were approximately $55.4 million and assets acquired were approximately $53.5 million. Galena State Bank paid a premium of 1.0 percent to acquire all of the deposits of the failed bank, but also received a discount of $2.5 million on the assets, resulting in a net payment to Galena State Bank from the FDIC of approximately $4.0 million at closing. The loans acquired are subject to a loss-sharing arrangement with the FDIC. The Elizabeth State Bank acquisition strengthens Heartland’s Galena State Bank subsidiary through increased market share and adds more convenience for existing customers.

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

Total cash provided by operating activities was $31.2 million during the first six months of 2009 compared to $15.0 million during the first six months of 2008. A portion of this change was the result of proceeds on sales of loans in excess of cash used for the origination of loans for sale.

Investing activities used cash of $167.1 million during the first six months of 2009 compared to $135.6 million during the first six months of 2008. The proceeds from securities sales, paydowns and maturities was $219.6 million during the first six months of 2009 compared to $186.9 million during the first six months of 2008. Purchases of securities used cash of $370.8 million during the first six months of 2009 while $303.3 million was used for securities purchases during the first six months of 2008. Cash used to fund loans and leases was $24.1 million during the first six months of 2009 compared to $18.5 million during the first six months of 2008.

Financing activities provided cash of $124.5 million during the first six months of 2009 compared to $115.0 million during the first six months of 2008. There was a net increase in deposit accounts of $187.3 million during the first six months of 2009 compared to $32.6 million during the same six months of 2008. Activity in short-term borrowings used cash of $77.9 million during the first six months of 2009 compared to $91.0 million during the first six months of 2008. Cash proceeds from other borrowings were $55.1 million during the first six months of 2009 compared to $201.9 million during the first six months of 2008. Repayment of other borrowings used cash of $35.4 million during the first six months of 2009 compared to $21.5 million during the first six months of 2008.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland’s executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its subsidiary banks. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although Heartland has entered into derivative financial instruments to mitigate the exposure of Heartland’s net interest income to a change in the rate environment, management does not believe that Heartland’s primary market risk exposures have changed significantly in 2009 when compared to 2008.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates during the second quarters of 2009 and 2008 instead of the 200 basis point shift typically used. The most recent reviews at June 30, 2009 and 2008, provided the following results:

	2009		2008
	Net Interest Income (in thousands)	% Change From Base	Net Interest Income (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$131,826	0.39%	$113,838	(0.59)%
Base	$131,313		$114,518
Up 200 Basis Points	$126,444	(3.71)%	$112,843	(1.46)%

Year 2
Down 100 Basis Points	$130,304	(0.77)%	$109,814	(4.11)%
Base	$132,327	0.77%	$115,117	0.52%
Up 200 Basis Points	$129,979	(1.02)%	$114,979	0.40%

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

Heartland enters into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the instrument is exercised.

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. As of June 30, 2009, these securities had a carrying value of $1.9 million or 0.05% of total assets compared to $1.7 million or 0.05% of total assets at year-end 2008.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2009, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended June 30, 2009, of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
04/01/09- 04/30/09	-	-	-	$2,707,060
05/01/09- 05/31/09	43	$14.52	43	$2,844,284
06/01/09- 06/30/09	1	$13.76	1	$2,843,919
Total:	44	$14.50	44	N/A

(1)	The amounts listed represent solely repurchases made under Heartland’s Dividend Reinvestment Plan.

(2)
Although Heartland’s board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time, Heartland is prohibited from any repurchase, redemption, or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans, under the terms of the Securities Purchase Agreement pursuant to which Heartland issued preferred stock to the Treasury under the Capital Purchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Heartland’s annual meeting of stockholders was held on May 20, 2009. At the meeting, John W. Cox, Jr. and Lynn B. Fuller were elected to serve as Class I directors (term expires in 2012). Continuing as Class II directors (term expires in 2010) are Mark C. Falb, James R. Hill and John K. Schmidt. Continuing as Class III directors (term expires in 2011) are James F. Conlan and Thomas L. Flynn. Additionally, the stockholders ratified the appointment of KPMG LLP as Heartland's independent registered public accounting firm for the year ending December 31, 2009, amended the Certificate of Incorporation to increase the authorized shares of common stock from 20,000,000 shares to 25,000,000 shares and approved, by a non-binding advisory vote, the compensation of Heartland’s executive officers as described in the 2009 proxy statement. As recommended by Heartland’s board of directors, a stockholder proposal urging declassification of the Board of Directors was not approved.

There were 16,273,695.342 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the above described items were as follows:

Election of Directors
	For	Withheld
John W. Cox, Jr.	13,832,024.330	93,342.528
Lynn B. Fuller	13,826,849.256	98,517.602

	For	Against	Abstain	Broker Non-Votes
Appointment of KPMG LLP	13,861,088.231	20,850.351	43,428.276	2,348,328.484

	For	Against	Abstain	Broker Non-Votes
Amendment of Certificate of Incorporation to increase authorized shares	13,037,761.859	742,248.831	145,356.168	2,348,328.484

	For	Against	Abstain	Broker Non-Votes
Approve compensation of executives	13,067,387.206	548,060.159	309,919.493	2,348,328.484

	For	Against	Abstain	Broker Non-Votes
Proposal urging declassification of Board of Directors	1,979,877.878	9,765,748.974	473,639.006	4,054,429.484

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

3.1	Amendment to Certificate of Incorporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 10, 2009