Form 10-Q
period 2009-09-30
HEARTLAND FINANCIAL USA INC
filed 2009-11-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 5, 2009, the Registrant had outstanding 16,323,453 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$77,231	$48,977
Federal funds sold and other short-term investments	5,277	2,326
Cash and cash equivalents	82,508	51,303
Securities:
Trading, at fair value	756	1,694
Available for sale, at fair value (cost of $1,061,562 at September 30, 2009, and $875,143 at December 31, 2008)	1,077,628	871,686
Held to maturity, at cost (fair value of $25,725 at September 30, 2009, and $26,326 at December 31, 2008)	27,360	30,325
Loans held for sale	19,923	19,695
Loans and leases:
Held to maturity	2,367,871	2,405,001
Loans covered by loss share agreements	36,175	-
Allowance for loan and lease losses	(42,260)	(35,651)
Loans and leases, net	2,361,786	2,369,350
Premises, furniture and equipment, net	117,140	120,500
Other real estate, net	33,342	11,750
Goodwill, net	40,207	40,207
Other intangible assets, net	12,101	8,079
Cash surrender value on life insurance	55,141	54,431
FDIC indemnification asset	4,393	-
Other assets	47,328	51,248
TOTAL ASSETS	$3,879,613	$3,630,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Demand	$451,645	$383,061
Savings	1,386,059	1,128,312
Time	1,106,710	1,128,859
Total deposits	2,944,414	2,640,232
Short-term borrowings	111,346	210,184
Other borrowings	457,444	437,833
Accrued expenses and other liabilities	38,044	33,396
TOTAL LIABILITIES	3,551,248	3,321,645
EQUITY:
Preferred stock (par value $1 per share; authorized and undesignated 102,302 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	-	-
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; authorized 81,698 shares; issued, 81,698 shares)	76,909	75,578
Common stock (par value $1 per share; authorized 25,000,000 shares at September 30, 2009, and 20,000,000 shares at December 31, 2008; issued 16,611,671 shares)	16,612	16,612
Capital surplus	44,221	43,827
Retained earnings	183,280	177,753
Accumulated other comprehensive income (loss)	10,397	(1,341)
Treasury stock at cost (289,718 shares at September 30, 2009, and 337,181 shares at December 31, 2008)	(5,927)	(6,826)
TOTAL STOCKHOLDERS’ EQUITY	325,492	305,603
Noncontrolling interest	2,873	3,020
TOTAL EQUITY	328,365	308,623
TOTAL LIABILITIES AND EQUITY	$3,879,613	$3,630,268

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
INTEREST INCOME:
Interest and fees on loans and leases	$38,790	$40,990	$116,696	$124,444
Interest on securities and other:
Taxable	10,809	8,228	29,269	22,728
Nontaxable	2,231	1,670	6,139	4,996
Interest on federal funds sold and other short-term investments	-	85	1	267
Interest on interest bearing deposits in other financial institutions	17	3	18	10
TOTAL INTEREST INCOME	51,847	50,976	152,123	152,445
INTEREST EXPENSE:
Interest on deposits	13,046	15,622	40,744	48,375
Interest on short-term borrowings	154	776	539	4,049
Interest on other borrowings	4,065	4,692	12,803	13,562
TOTAL INTEREST EXPENSE	17,265	21,090	54,086	65,986
NET INTEREST INCOME	34,582	29,886	98,037	86,459
Provision for loan and lease losses	11,896	7,083	28,602	14,213
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	22,686	22,803	69,435	72,246
NONINTEREST INCOME:
Service charges and fees	3,288	3,125	9,284	8,620
Loan servicing income	1,756	1,094	7,853	3,585
Trust fees	1,949	2,070	5,617	6,159
Brokerage and insurance commissions	824	942	2,420	2,717
Securities gains, net	1,291	5	6,462	1,015
Gain (loss) on trading account securities	210	(33)	272	(467)
Impairment loss on securities	-	(4,688)	-	(4,804)
Gains on sale of loans	877	295	4,916	1,279
Income (loss) on bank owned life insurance	297	(247)	640	596
Gain on acquisition	998	-	998	-
Gain on sale of merchant services	-	5,200	-	5,200
Other noninterest income	418	117	872	772
TOTAL NONINTEREST INCOME	11,908	7,880	39,334	24,672
NONINTEREST EXPENSES
Salaries and employee benefits	14,661	15,000	46,046	44,459
Occupancy	2,221	2,262	6,772	6,799
Furniture and equipment	1,594	1,662	4,936	5,201
Professional fees	2,706	2,712	7,027	7,299
FDIC assessments	1,393	384	5,258	955
Advertising	740	1,012	2,272	2,853
Intangible assets amortization	199	236	668	708
Net loss on repossessed assets	3,680	327	6,832	517
Other noninterest expenses	3,129	3,142	9,275	9,290
TOTAL NONINTEREST EXPENSES	30,323	26,737	89,086	78,081
INCOME BEFORE INCOME TAXES	4,271	3,946	19,683	18,837
Income taxes	803	1,018	5,434	5,081
NET INCOME	3,468	2,928	14,249	13,756
Net income attributable to noncontrolling interest, net of tax	44	77	147	219
NET INCOME ATTRIBUTABLE TO HEARTLAND	3,512	3,005	14,396	13,975
Preferred dividends and discount	(1,336)	-	(4,008)	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,176	$3,005	$10,388	$13,975

EARNINGS PER COMMON SHARE – BASIC	$.13	$.18	$0.64	$0.86
EARNINGS PER COMMON SHARE – DILUTED	$.13	$.18	$0.64	$0.85
CASH DIVIDENDS DECLARED PER COMMON SHARE	$.10	$.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,249	$13,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,832	7,028
Provision for loan and lease losses	28,602	14,213
Net amortization of premium on securities	2,043	(330)
Securities gains, net	(6,462)	(1,015)
(Increase) decrease in trading account securities	734	(74)
Loss on impairment of securities	-	4,804
Gain on acquisition	(998)	-
Stock-based compensation	715	876
Loans originated for sale	(667,294)	(203,758)
Proceeds on sales of loans	672,438	207,904
Net gains on sales of loans	(4,916)	(1,279)
(Increase) decrease in accrued interest receivable	(1,658)	1,538
Decrease in accrued interest payable	(2,109)	(3,626)
Other, net	2,795	(12,628)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,971	27,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	224,521	131,482
Proceeds from the sale of securities held to maturity	1,659	-
Proceeds from the maturity of and principal paydowns on securities available for sale	138,617	133,869
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,243	121
Purchase of securities available for sale	(538,456)	(337,576)
Purchase of securities held to maturity	(895)	(18,782)
Net increase in loans and leases	(21,685)	(92,645)
Capital expenditures	(2,957)	(6,544)
Net cash and cash equivalents received in acquisition	7,193	-
Proceeds on sale of OREO and other repossessed assets	13,545	1,349
NET CASH USED BY INVESTING ACTIVITIES	(176,215)	(188,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	298,403	179,022
Net increase (decrease) in time deposit accounts	(43,868)	12,586
Net decrease in short-term borrowings	(104,666)	(177,603)
Proceeds from other borrowings	55,146	221,972
Repayments of other borrowings	(35,535)	(45,433)
Purchase of treasury stock	(74)	(6,126)
Proceeds from issuance of common stock	579	1,723
Excess tax benefits on exercised stock options	2	266
Common and preferred dividends paid	(7,538)	(4,848)
NET CASH PROVIDED BY FINANCING ACTIVITIES	162,449	181,559
Net increase in cash and cash equivalents	31,205	20,242
Cash and cash equivalents at beginning of year	51,303	46,832
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,508	$67,074
Supplemental disclosures:
Cash paid for income/franchise taxes	$5,314	$7,646
Cash paid for interest	$56,195	$69,612
Securities transferred to available for sale from trading	$204	$-
Securities transferred to trading from available for sale	$-	$541
Loans transferred to OREO	$37,607	$8,553
Acquisition:
Net assets acquired	$5,625	$-
Cash received from FDIC in acquisition	$3,995	$-
Cash acquired in acquisition	3,198	-
Net cash received in acquisition of subsidiary	$7,193	$-

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2008	$-	$16,612	$37,269	$173,100	$6,506	$(3,678)	$-	$229,809
Net income				13,975			(219)	13,756
Unrealized loss on securities available for sale arising during the period					(21,096)			(21,096)
Unrealized gain on derivatives arising during the period					563			563
Reclassification adjustment for net security losses realized in net income					3,789			3,789
Reclassification adjustment for net derivatives gains realized in net income					(136)			(136)
Income taxes					6,331			6,331
Comprehensive income								3,207
Cash dividends declared:
Common, $0.30 per share				(4,848)				(4,848)
Purchase of 306,864 shares of common stock						(6,126)		(6,126)
Issuance of 132,739 shares of common stock			(444)			2,619		2,175
Commitments to issue common stock			876					876
Initial capital investment							3,300	3,300
Balance at September 30, 2008	$-	$16,612	$37,701	$182,227	$(4,043)	$(7,185)	$3,081	$228,393

Balance at January 1, 2009	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623
Net income				14,396			(147)	14,249
Unrealized gain on securities available for sale arising during the period					25,985			25,985
Unrealized loss on derivatives arising during the period					(813)			(813)
Reclassification adjustment for net security gains realized in net income					(6,462)			(6,462)
Reclassification adjustment for net derivatives gains realized in net income					(33)			(33)
Income taxes					(6,939)			(6,939)
Comprehensive income								25,987
Cumulative preferred dividends accrued and discount accretion	1,331			(1,331)				-
Cash dividends declared:
Preferred, $37.50 per share				(2,677)				(2,677)
Common, $0.30 per share				(4,861)				(4,861)
Purchase of 4,557 shares of common stock						(74)		(74)
Issuance of 52,020 shares of common stock			(321)			973		652
Commitments to issue common stock			715					715
Balance at September 30, 2009	$76,909	$16,612	$44,221	$183,280	$10,397	$(5,927)	$2,873	$328,365

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2009, are not necessarily indicative of the results expected for the year ending
December 31, 2009.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2009 and 2008, are shown in the tables below:

	Three Months Ended
(Dollars and numbers in thousands, except per share data)	September 30, 2009	September 30, 2008
Net income attributable to Heartland	$3,512	$3,005
Preferred dividends and discount	(1,336)	-
Net income available to common stockholders	$2,176	$3,005
Weighted average common shares outstanding for basic earnings per share	$16,311	$16,264
Assumed incremental common shares issued upon exercise of stock options	29	91
Weighted average common shares for diluted earnings per share	$16,340	$16,355
Earnings per common share – basic	$0.13	$0.18
Earnings per common share – diluted	$0.13	$0.18
Number of antidilutive stock options excluded from diluted earnings per share computations	161	31

	Nine Months Ended
(Dollars and numbers in thousands, except per share data)	September 30, 2009	September 30, 2008
Net income attributable to Heartland	$14,396	$13,975
Preferred dividends and discount	(4,008)	-
Net income available to common stockholders	$10,388	$13,975
Weighted average common shares outstanding for basic earnings per share	$16,296	$16,315
Assumed incremental common shares issued upon exercise of stock options	24	77
Weighted average common shares for diluted earnings per share	$16,320	$16,392
Earnings per common share – basic	$0.64	$0.86
Earnings per common share – diluted	$0.64	$0.85
Number of antidilutive stock options excluded from diluted earnings per share computations	191	40

Stock-Based Compensation

Options are typically granted annually with an expiration date ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of September 30, 2009 and 2008, and changes during the nine months ended September 30, 2009 and 2008, follows:

	2009		2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	743,363	$19.79	733,012	$18.61
Granted	-	-	164,400	18.60
Exercised	(4,125)	11.13	(98,549)	11.56
Forfeited	(16,292)	20.43	(16,000)	24.96
Outstanding at September 30	722,946	$19.83	782,863	$19.36
Options exercisable at September 30	327,879	$16.04	277,713	$13.60
Weighted-average fair value of options granted during the nine-month periods ended September 30	$-		$4.81

At September 30, 2009, the vested options totaled 327,879 shares with a weighted average exercise price of $16.04 per share and a weighted average remaining contractual life of 3.86 years. The intrinsic value for the vested options as of September 30, 2009, was $590 thousand. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2009, was $15 thousand, and the total fair value of shares vested during the nine months ended September 30, 2009, was $715 thousand. At September 30, 2009, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 481,102.

No options were granted during the first nine months of 2009. The fair value of the stock options granted during 2008 was estimated utilizing the Black Scholes valuation model. The fair value of a share of common stock on the grant date of the 2008 options was $18.60. Significant assumptions include:

2008
Risk-free interest rate	3.10%
Expected option life	6.4 years
Expected volatility	26.96%
Expected dividend yield	1.99%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. Risk free interest rate reflects the average of the yields on the 5-year and 7-year zero coupon U.S. Treasury bond. Cash received from options exercised for the nine months ended September 30, 2009, was $46 thousand, with a related tax benefit of $2 thousand. Cash received from options exercised for the nine months ended September 30, 2008, was $1.1 million, with a related tax benefit of $266 thousand.

Total compensation costs recorded were $715 thousand and $876 thousand for the nine months ended September 30, 2009 and 2008, respectively, for stock options, restricted stock awards and shares to be issued under the 2006 Employee Stock Purchase Plan. As of September 30, 2009, there was $1.7 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2012.

Fair Value Measurements

On January 1, 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to fair value measurements. This accounting standard defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This accounting standard clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This accounting standard requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under this accounting standard, Heartland bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is Heartland’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in this standard.

Fair value measurements for assets and liabilities where there exists limited or no observable market data, and therefore, are based primarily upon estimates, are often calculated based upon current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Additional information regarding disclosures of fair value is presented in Note 7.

Heartland now applies the fair value measurement and disclosure provisions of this standard effective January 1, 2009, to nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. Heartland measures the fair value of the following on a nonrecurring basis: (1) long-lived assets, (2) foreclosed assets, (3) goodwill and other intangibles and (4) indefinite-lived assets.

Effect of New Financial Accounting Standards

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (“Codification” or “ASC”) is the single source of authoritative literature recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all of the authoritative literature related to a particular topic in one place. The Codification supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the Securities and Exchange Commission. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. All guidance contained in the Codification carries an equal level of authority. Heartland has adopted the Codification in the period ending September 30, 2009, and as a result has replaced references to standards that were issued prior to the Codification with a description of the applicable accounting guidance. The adoption of this accounting standard did not have any impact on Heartland’s consolidated financial statements.

 In December 2007, the FASB issued ASC 805, “Business Combinations”, which requires significant changes in the accounting and reporting for business acquisitions. Among many changes under this accounting standard, an acquirer will record 100 percent  of all assets and liabilities at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Heartland adopted this accounting standard on January 1, 2009, and, in the third quarter of 2009, applied its provisions to the assets acquired and liabilities assumed related to the acquisition of The Elizabeth State Bank. For a description of this acquisition, see Note 2.

In December 2007, the FASB issued ASC 810, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 5”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under this accounting standard are that noncontrolling interests in a subsidiary are to be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, the resultant gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. Effective January 1, 2009, this accounting standard requires retroactive adoption of the presentation and disclosure requirements for existing consolidated minority interests and prospective application for any new minority interests. The presentation and disclosure requirements of ASC 810 have been applied for the current period and retrospectively for prior periods on Heartland’s accompanying consolidated financial statements.

In March 2008, the FASB issued ASC 815, “Disclosures about Derivative Instruments and Hedging Activities”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For further detail on Heartland’s derivative instruments and hedging activities, see Note 6.

In January 2009, the FASB issued ASC 325, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF issue No. 99-20”. ASC 325 amends the impairment guidance previously issued in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This ASC amended previous guidance to more closely align the OTTI guidance therein in ASC 320. Retrospective application to a prior interim or annual period is prohibited. The implementation of ASC 325 in 2009 did not have a material impact on Heartland’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard which amended OTTI guidance in GAAP for debt securities. This accounting standard revises the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities. This accounting standard was effective for interim and annual reporting periods ending after June 15, 2009. Heartland adopted this accounting standard for the period ended June 30, 2009. See Note 2 for the disclosures required under this accounting standard, which was subsequently codified into ASC 320, “Investments-Debt and Equity Securities”.

In April 2009, the FASB issued an accounting standard related to disclosure about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. Heartland adopted this standard for the period ended June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial statements in interim periods, the adoption had no impact on Heartland’s consolidated financial statements. See Note 7 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments”.

In April 2009, the FASB issued an accounting standard which provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. Heartland adopted this accounting standard for the period ended June 30, 2009. The provisions in this accounting standard were applied prospectively and did not result in significant changes to Heartland’s valuation techniques. Furthermore, the adoption of this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures”, did not have a material impact on Heartland’s consolidated financial statements.

In May 2009, the FASB issued an accounting standard on reporting of subsequent events. The objective of this standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this accounting standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events”. This accounting standard was effective for financial statements issued for interim and annual periods ending after June 15, 2009, and did not have any impact on Heartland’s consolidated financial statements. Heartland evaluated subsequent events through the filing date of its quarterly 10-Q with the SEC on November 9, 2009.

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and is not anticipated to have any material impact on Heartland’s consolidated financial statements.

 In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes. This accounting standard requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This accounting standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for all interim reporting periods after that and is not anticipated to have any material impact on Heartland’s consolidated financial statements.

NOTE 2: ACQUISITION

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank based in Galena, Illinois in a whole bank loss sharing transaction facilitated by the FDIC. Bank branches previously owned and operated by The Elizabeth State Bank reopened on Monday, July 6, 2009, as Galena State Bank branches. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million and deposits of $49.3 million. Galena State Bank paid a premium of 1.0 percent to acquire all of the deposits of the failed bank. In addition to assuming all of the deposits of the failed bank, Galena State Bank agreed to purchase $52.3 million of assets. The FDIC retained the remaining assets for later disposition.

The acquired loans and other real estate owned are covered by two loss share agreements between the FDIC and Galena State Bank, which affords Galena State Bank significant loss protection. Under the loss share agreements, the FDIC will cover 80 percent of the covered loan and other real estate owned losses (referred to as covered assets) up to $10 million and 95 percent of losses in excess of that amount. The term for loss sharing on non-residential real estate losses is five years with respect to losses and eight years with respect to recoveries, while the term for loss sharing on residential real estate loans is ten years with respect to losses and recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

Galena State Bank received a $2.5 million discount on the assets acquired and paid a 1.0 percent deposit premium. The expected reimbursements under the loss share agreements were recorded as an indemnification asset at the estimated fair value of $4.4 million at the acquisition date. The estimated fair value of the loans acquired was $37.8 million and the estimated fair value of the deposits assumed was $49.5 million. In addition, a core deposit intangible of $200 thousand was recorded. An acquisition gain totaling $998 thousand resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of the liabilities assumed exceeded the fair value of the assets purchased.

The Elizabeth State Bank acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. Purchased loans acquired in a business combination, which include loans purchased in The Elizabeth State Bank acquisition, are recorded at estimated fair value on their purchase date, but the purchaser can not carryover the related allowance for loan and lease losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality”, when the loans have evidence of credit deterioration since origination and it is probable at the date of the acquisition that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date included statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the covered loans at September 30, 2009, consisted of impaired and nonimpaired loans purchased and are summarized in the following table:

(Dollars in thousands)

	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$6,329	$7,664	$13,993
Residential mortgage	560	11,778	12,338
Agricultural and agricultural real estate	600	5,334	5,934
Consumer loans	1,238	2,672	3,910
Total Covered Loans	$8,727	$27,448	$36,175

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all ASC 310-30 loans acquired in the acquisition was $13.8 million and  the estimated fair value of the loans were $9.0 million. At September 30, 2009, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at September 30, 2009.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non ASC 310-30 loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of September 30, 2009 and December 31, 2008 are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Securities available for sale:
U.S. government corporations and agencies	$277,269	$2,698	$(149)	$279,818
Mortgage-backed securities	565,253	11,761	(7,698)	569,316
Obligations of states and political subdivisions	183,966	9,106	(176)	192,896
Corporate debt securities	4,430	40	(4)	4,466
Total debt securities	1,030,918	23,605	(8,027)	1,046,496
Equity securities	30,644	540	(52)	31,132
Total	$1,061,562	$24,145	$(8,079)	$1,077,628

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008
Securities available for sale:
U.S. government corporations and agencies	$190,599	$4,832	$(75)	$195,356
Mortgage-backed securities	505,711	4,688	(16,409)	493,990
Obligations of states and political subdivisions	145,534	4,230	(981)	148,783
Corporate debt securities	4,479	185	-	4,664
Total debt securities	846,323	13,935	(17,465)	842,793
Equity securities	28,820	73	-	28,893
Total	$875,143	$14,008	$(17,465)	$871,686

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2009 and December 31, 2008 are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Securities held to maturity:
Mortgage-backed securities	$12,316	$40	$(1,659)	$10,697
Obligations of states and political subdivisions	15,044	-	(16)	15,028
Total	$27,360	$40	$(1,675)	$25,725

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008
Securities held to maturity:
Mortgage-backed securities	$15,511	$57	$(4,108)	$11,460
Obligations of states and political subdivisions	14,814	60	(8)	14,866
Total	$30,325	$117	$(4,116)	$26,326

More than 75 percent of Heartland’s mortgage-backed securities are issuances of government-sponsored enterprises.

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of September 30, 2009 and December 31, 2008. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2008 and December 31, 2007, respectively.

Unrealized Losses on Securities Available for Sale
September 30, 2009

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$23,615	$(149)	$-	$-	$23,615	$(149)
Mortgage-backed securities	88,473	(1,788)	44,276	(5,910)	132,749	(7,698)
Obligations of states and political subdivisions	4,818	(105)	3,193	(71)	8,011	(176)
Corporate debt securities	1,937	(4)	-	-	1,937	(4)
Total debt securities	118,843	(2,046)	47,469	(5,981)	166,312	(8,027)
Equity securities	998	(52)	-	-	998	(52)
Total temporarily impaired securities	$119,841	$(2,098)	$47,469	$(5,981)	$167,310	$(8,079)

Unrealized Losses on Securities Available for Sale
December 31, 2008

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$18,022	$(75)	$-	$-	$18,022	$(75)
Mortgage-backed securities	231,056	(8,820)	31,366	(7,589)	262,422	(16,409)
Obligations of states and political subdivisions	32,280	(981)	-	-	32,280	(981)
Corporate debt securities	-	-	-	-	-	-
Total debt securities	281,358	(9,876)	31,366	(7,589)	312,724	(17,465)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$281,358	$(9,876)	$31,366	$(7,589)	$312,724	$(17,465)

A majority of the unrealized losses on Heartland’s mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the ability to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired. Heartland does not intend to sell, nor does it anticipate that it will be required to sell, any of its mortgage-backed securities in an unrealized loss position.

A majority of the unrealized losses on Heartland’s obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and has noted credit rating reductions in a number of these securities, primarily due to the downgrade in the credit ratings of the insurance companies providing credit enhancement to that of the issuing municipalities. In nearly all cases, the municipalities themselves have not experienced adverse ratings changes since the date of purchase. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not underlying credit quality, and because Heartland has the ability to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired. Heartland does not intend to sell, nor does it anticipate that it will be required to sell, any of its municipal securities in an unrealized loss position.

NOTE 4: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2009, and December 31, 2008, are presented in the table below, in thousands:

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,957	$7,683	$9,757	$7,092
Mortgage servicing rights	12,268	3,213	7,799	3,233
Customer relationship intangible	1,177	405	1,177	329
Total	$23,402	$11,301	$18,733	$10,654
Unamortized intangible assets		$12,101		$8,079

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2009. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at September 30, 2009, or December 31, 2008. The fair value of Heartland’s mortgage servicing rights was estimated at $11.2 million and $6.2 million at September 30, 2009, and December 31, 2008, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ending December 31, 2009	$190	$554	$25	$769

Year ending December 31,
2010	518	2,429	101	3,048
2011	493	2,024	99	2,616
2012	456	1,619	55	2,130
2013	429	1,214	45	1,688
2014	188	810	43	1,041
Thereafter	-	405	404	809

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2009	2008
Balance at January 1	$4,566	$3,912
Originations	7,454	1,976
Amortization	(2,965)	(1,305)
Balance at September 30	$9,055	$4,583

NOTE 5: SHORT-TERM BORROWINGS

On September 28, 2009, Heartland established a $15.0 million revolving credit line with an unaffiliated bank primarily to provide working capital to Heartland. This credit line may also be used to fund the operations of Heartland Community Development, Inc., a wholly-owned subsidiary of Heartland.  At September 30, 2009, $5.0 million was outstanding on this revolving credit line. The agreement on this credit line contains specific financial covenants described below, all of which Heartland was in compliance with as of September 30, 2009:

*	Heartland will maintain regulatory capital at well capitalized levels and Citizens Finance Co. will maintain a tangible net worth to total assets ratio of 14 percent, measured quarterly.

*	Citizens Finance Co. will maintain a net charge-off ratio not to exceed 5.00 percent based upon the trailing four quarters, measured quarterly.

*	Heartland will inform the lender of any material regulatory non-compliance or written agreement concerning Heartland or any of its subsidiaries.

*
Within thirty days after the end of each quarter, Heartland will provide a certificate signed by the chief financial officer certifying compliance with the covenants established under the credit agreement.

 NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

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

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of September 30, 2009, and December 31, 2008, the fair market value of this collar transaction was recorded as an asset of $1.3 million and $2.1 million, respectively.

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

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2009, and December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $98 thousand and $46 thousand, respectively. Upon the execution of the second swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the first nine months of 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $52 thousand.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2009, and December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $9 thousand and $8 thousand, respectively. Upon the execution of the third swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the first nine months of 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $1 thousand.

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

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. As of September 30, 2009, the fair value of this swap transaction was recorded as an asset of $89 thousand.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. As of September 30, 2009, the fair value of this swap transaction was recorded as an asset of $207 thousand.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. As of September 30, 2009, the fair value of this swap transaction was recorded as an asset of $44 thousand.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in SFAS 133 Implementation Issue No. G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in fair value were included in the assessment of hedge effectiveness. No ineffectiveness was recognized for the cash flow hedge transactions for the nine months ended September 30, 2008 and 2009.

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

A portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on this portion of the collar transaction of $212 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $14 thousand. During the second quarter of 2008, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $18 thousand. During the first nine months of 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $213 thousand.

A portion of the September 19, 2005 collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During the first nine months of 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $215 thousand.

An additional portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6 million. This hedge failure resulted in the recognition of a gain of $68 thousand during the first quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $64 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $132 thousand. During the second and third quarters of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $149 thousand.

The final portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $7.2 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Wisconsin Community Bank’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $7.2 million to $4.8 million. This hedge failure resulted in the recognition of a loss of $68 thousand during the second quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $41 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $27 thousand. During the third quarter of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $30 thousand.

For the nine months ended September 30, 2009, the change in net unrealized losses of $813 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $308 thousand. For the nine months ended September 30, 2008, the change in net unrealized gains of $563 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $203 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the nine months ended September 30, 2009, the change in net unrealized gains on cash flow hedges reflects a reclassification of $108 thousand of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $65 thousand will be reclassified from accumulated other comprehensive income to interest income.

Cash payments received on the two collar transactions totaled $886 thousand during the first nine months of 2008 and $1.7 million during the first nine months of 2009.

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

NOTE 7: FAIR VALUE

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

Fair Value Hierarchy

Under ASC 820, assets and liabilities are grouped at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Assets

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of $2.6 million of Z tranche assets.

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

Loans Held to Maturity

Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Under Heartland’s credit policies, all nonaccrual loans are defined as impaired loans. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Accounting by Creditors for Impairment of a Loan. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At September 30, 2009, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Heartland records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Heartland records the impaired loan as nonrecurring Level 3.

Derivative Financial Instruments

Currently, Heartland uses interest rate caps, floors, collars and swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned

Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Heartland considers third party appraisals as well as independent fair value assessments from Realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Heartland also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. As such, Heartland classifies OREO subjected to nonrecurring fair value adjustments as Level 3.

The table below presents, in thousands, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value September 30, 2009	Level 1	Level 2	Level 3

Trading securities	$756	$756	$-	$-
Available-for-sale securities	1,077,628	279,818	794,990	2,820
Derivative assets	1,759	-	1,759	-
Total assets at fair value	$1,080,143	$280,574	$796,749	$2,820

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

Fair Value
Balance at January 1, 2009	$120
Purchases	2,579
Assets acquired through acquisition	141
Redemptions	(20)
Balance at September 30, 2009	$2,820

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis, in thousands:

	Carrying Value at September 30, 2009				Nine Months Ended September 30, 2009
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$26,440	$-	$-	$26,440	$4,697
OREO	33,342	-	-	33,342	4,948

The table below is a summary, in thousands, of the estimated fair value of Heartland’s financial instruments as of September 30, 2009 and December 31, 2008 as defined by ASC 825, “Disclosures about Fair Value of Financial Instruments”. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

Heartland does not believe that the estimated information presented below is representative of its earnings power or value. The following analysis, which is inherently limited in depicting fair value, also does not consider any value associated with existing customer relationships or the ability of Heartland to create value through loan origination, deposit gathering or fee generating activities. Many of the estimates presented below are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$82,508	$82,508	$51,303	$51,303
Trading securities	756	756	1,694	1,694
Securities available for sale	1,077,628	1,077,628	871,686	871,686
Securities held to maturity	27,360	25,575	30,325	26,326
Loans and leases, net of unearned	2,423,969	2,548,887	2,424,696	2,559,564
Derivative assets	1,759	1,759	2,698	2,698

Financial Liabilities:
Demand deposits	$451,645	$451,645	$383,061	$383,061
Savings deposits	1,386,059	1,386,059	1,128,312	1,128,312
Time deposits	1,106,710	1,110,935	1,128,859	1,136,933
Short-term borrowings	111,346	111,346	210,184	210,184
Other borrowings	457,444	462,242	437,833	448,037

Cash and Cash Equivalents – The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

Securities - For securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases - The fair value of loans, including those covered by loss share agreements, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held for sale is estimated using quoted market prices.

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

CRITICAL ACCOUNTING POLICIES

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan-by-loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each subsidiary bank. Specific factors considered by management in establishing the allowance included the following:

*	Heartland has experienced an increase in net charge-offs and nonperforming loans during recent quarters.

*	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

*	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2009. While management uses available information to provide for loan and lease losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

Net income was $3.5 million for the quarter ended September 30, 2009, compared to net income of $2.9 million earned during the third quarter of 2008. Net income available to common stockholders was $2.2 million, or $0.13 per diluted common share, for the quarter ended September 30, 2009, compared to $3.0 million, or $0.18 per diluted common share, earned during the third quarter of 2008. Return on average common equity was 3.54 percent and return on average assets was 0.22 percent for the third quarter of 2009, compared to 5.26 percent and 0.35 percent, respectively, for the same quarter in 2008.

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank based in Galena, Illinois in a whole bank loss sharing transaction facilitated by the FDIC. Bank branches previously owned and operated by The Elizabeth State Bank reopened on Monday, July 6, 2009, as Galena State Bank branches. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million and deposits of $49.3 million. Galena State Bank paid a premium of 1.0 percent to acquire all of the deposits of the failed bank. In addition to assuming all of the deposits of the failed bank, Galena State Bank agreed to purchase $52.3 million of assets. The FDIC retained the remaining assets for later disposition.

The acquired loans and other real estate owned are covered by two loss share agreements between the FDIC and Galena State Bank, which affords Galena State Bank significant loss protection. Under the loss share agreements, the FDIC will cover 80 percent of the covered loan and other real estate owned losses (referred to as covered assets) up to $10 million and 95 percent of losses in excess of that amount. The term for loss sharing on non-residential real estate losses is five years with respect to losses and eight years with respect to recoveries, while the term for loss sharing on residential real estate loans is ten years with respect to losses and recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

Galena State Bank received a $2.5 million discount on the assets acquired and paid a 1.0 percent deposit premium. The expected reimbursements under the loss share agreements were recorded as an indemnification asset at the estimated fair value of $4.4 million at the acquisition date. The estimated fair value of the loans acquired was $37.8 million and the estimated fair value of the deposits assumed was $49.5 million. In addition, a core deposit intangible was recorded of $200 thousand. An acquisition gain totaling $998 thousand resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of the liabilities assumed exceeded the fair value of the assets purchased.

Earnings for the third quarter of 2009 were positively affected by increased net interest income, loan servicing income, securities gains, gains on sale of loans, income on bank owned life insurance and the gain on The Elizabeth State Bank acquisition. The growth in these areas was partially offset by an increase in the loan loss provision, which was $11.9 million during the third quarter of 2009 compared to $7.1 million during the third quarter of 2008. Also negatively affecting earnings during the third quarter of 2009 were increased FDIC assessments and expenses associated with other real estate owned. Net interest margin, expressed as a percentage of average earning assets, was 4.06 percent during the third quarter of 2009 compared to 3.96 percent for the third quarter of 2008.

During the third quarter of 2009, net interest income on a tax-equivalent basis increased $4.9 million or 16 percent compared to the same quarter in 2008. Average earning assets increased $396.4 million or 13 percent during the comparable quarterly periods. Noninterest income was $11.9 million during the third quarter of 2009 compared to $7.9 million during the third quarter of 2008, an increase of $4.0 million or 51 percent. Included in noninterest income during the third quarter of 2009 was the $998 thousand gain on The Elizabeth State Bank acquisition. Included in the third quarter 2008 noninterest income was a $5.2 million gain on the sale of Heartland’s merchant bankcard processing services and a $4.6 million impairment loss recorded on Heartland’s investment in perpetual preferred securities issued by Fannie Mae. Also contributing to the increase in 2009 noninterest income was a $1.3 million increase in securities gains, $662 thousand increase in loan servicing income, $582 thousand increase in gains on sale of loans and $544 thousand increase in income on bank owned life insurance. For the third quarter of 2009, noninterest expense totaled $30.3 million, an increase of $3.6 million or 13 percent from the $26.7 million recorded during the same quarter in 2008. The noninterest expense categories to experience significant increases during the quarters under comparison were net losses on repossessed assets, which increased $3.4 million, and FDIC assessments, which increased $1.0 million.

Net income recorded for the first nine months of 2009 was $14.2 million, compared to $13.8 million recorded during the first nine months of 2008. Net income available to common stockholders was $10.4 million, or $0.64 per diluted common share, for the nine months ended September 30, 2009, compared to $14.0 million, or $0.85 per diluted common share, earned during the first nine months of 2008. Return on average common equity was 5.81 percent and return on average assets was 0.37 percent for the first nine months of 2009, compared to 8.04 percent and 0.56 percent, respectively, for the same period in 2008.

Earnings for the nine months ended September 30, 2009, were positively affected by increased net interest income, loan servicing income, securities gains, gains on sale of loans and the gain on The Elizabeth State Bank acquisition. The growth in these areas was partially offset by an increase in the loan loss provision, which was $28.6 million during 2009 compared to $14.2 million during 2008. Also negatively affecting earnings during the first nine months of 2009 were increased FDIC assessments and expenses associated with other real estate owned. Net interest margin, expressed as a percentage of average earning assets, was 3.98 percent during the first nine months of 2009 compared to 3.92 percent for the first nine months of 2008.

During the first nine months of 2009, net interest income on a tax-equivalent basis increased $12.0 million or 13 percent compared to the same nine months in 2008. Average earning assets increased $364.8 million or 12 percent during the comparable nine-month periods. Noninterest income was $39.3 million during the first nine months of 2009 compared to $24.7 million during the first nine months of 2008, an increase of $14.6 million or 59 percent. In addition to the third quarter nonrecurring items noted above, contributors to the growth in noninterest income was a $4.3 million increase in loan servicing income, $3.6 million increase in gains on sale of loans and $5.4 million increase in securities gains. For the first nine months of 2009, noninterest expense totaled $89.1 million, an increase of $11.0 million or 14 percent from the $78.1 million recorded during the same period in 2008. The largest component of noninterest expense, salaries and employee benefits, increased $1.6 million or 4 percent during the first nine months of 2009 compared to the first nine months of 2008. The other noninterest expense categories to experience significant increases during the nine-month periods under comparison were FDIC assessments, which increased $4.3 million, and net losses on repossessed assets, which increased $6.3 million.

At September 30, 2009, total assets had increased $249.3 million or 9 percent annualized since year-end 2008. Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.37 billion at September 30, 2009, compared to $2.41 billion at year-end 2008, a decrease of $37.1 million or 2 percent annualized. In order to provide the investing community with a perspective on how the growth in both loans and deposits during the first nine months of the year equates to performance on an annualized basis, the growth rates on these two categories have been reflected as an annualized percentage throughout this report. These annualized numbers were calculated by multiplying the growth percentage for the first nine months of the year by 1.33. The only loan category to experience growth during the first nine months of 2009 was agricultural and agricultural real estate loans.

Total deposits grew to $2.94 billion at September 30, 2009, an increase of $304.2 million or 15 percent annualized since year-end 2008. The Elizabeth State Bank acquisition accounted for $49.5 million of this growth. Nearly 55 percent of the growth occurred in Heartland’s Western markets. Demand deposits increased $68.6 million or 24 percent annualized since year-end 2008 with $6.9 million coming from The Elizabeth State Bank acquisition. Savings deposit balances experienced an increase of $257.7 million or 30 percent annualized since year-end 2008 with $21.0 million coming from The Elizabeth State Bank acquisition. Time deposits, exclusive of brokered deposits, experienced a decrease of $14.1 million or 2 percent annualized since year-end 2008 despite the $21.6 million assumed in The Elizabeth State Bank acquisition.

NET INTEREST INCOME

Net interest margin, expressed as a percentage of average earning assets, was 4.06 percent during the third quarter of 2009 compared to 3.96 percent during the third quarter of 2008. For the nine-month periods ended September 30, net interest margin, expressed as a percentage of average earning assets, was 3.98 percent during 2009 and 3.92 percent during 2008. Success at growing net interest margin during the quarter was a direct result of disciplined pricing. Management is committed to maintaining margin near the 4 percent level and will not compete for loans or deposits strictly for the sake of growth.

Net interest income on a tax-equivalent basis totaled $35.8 million during the third quarter of 2009, an increase of $4.9 million or 16 percent from the $30.9 million recorded during the third quarter of 2008. For the nine-month period during 2009, net interest income on a tax-equivalent basis was $101.4 million, an increase of $12.0 million or 13 percent from the $89.4 million recorded during the first nine months of 2008. These increases occurred as Heartland’s interest bearing liabilities repriced downward more quickly than its interest bearing assets. Also contributing to these increases was the $396.4 million or 13 percent growth in average earning assets during the third quarter of 2009 compared to the same quarter in 2008 and the $364.8 million or 12 percent growth in average earning assets during the first nine months of 2009 compared to the same nine months of 2008.

On a tax-equivalent basis, interest income in the third quarter of 2009 totaled $53.1 million compared to $52.0 million in the third quarter of 2008, an increase of $1.1 million or 2 percent. For the first nine months of 2009, interest income on a tax-equivalent basis remained consistent at $155.4 million compared to $155.3 million for the same period in 2008. The increases in average earnings assets were almost equally offset by a decrease in the average interest rate earned on these assets of 67 basis points during the quarter and 62 basis points during the nine months ended September 30, 2009, as compared to the same periods in 2008. Nearly half of Heartland’s commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. The national prime interest rate was 3.25 percent for the first nine months of 2009. During the first nine months of 2008, the national prime interest rate decreased from 7.25 percent on January 1, 2008, to 5.00 percent at September 30, 2008. A large portion of Heartland’s floating rate loans that reprice immediately with a change in national prime have interest rate floors that are currently in effect. Additionally, Heartland had two $50.0 million derivative transactions on the loan portfolio that were at their floor interest rates. One of these derivative transactions matured on April 4, 2009.

Interest expense for the third quarter of 2009 was $17.3 million compared to $21.1 million in the third quarter of 2008, a decrease of $3.8 million or 18 percent. On a nine-month comparative basis, interest expense decreased $11.9 million or 18 percent. Despite increases in average interest bearing liabilities of 18 percent during the quarter and 10 percent during the nine months ended September 30, 2009, as compared to the same periods in 2008, the average interest rates paid on Heartland’s deposits and borrowings declined 80 basis points in the quarter and 75 basis points in the nine months ended September 30, 2009, compared to the same periods in 2008. Approximately 40 percent of Heartland’s certificate of deposit accounts will mature within the next six months at a weighted average rate of 2.23 percent.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted growth strategies that emphasize conservative pricing of deposits and careful underwriting of loans, which management believes will result in additional net interest margin. Heartland’s net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Item 3 of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations. Note 6 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the quarters ended September 30, 2009 and 2008 (Dollars in thousands)
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$904,721	$10,810	4.74%	$622,376	$8,228	5.26%
Nontaxable1	194,621	3,246	6.62	153,996	2,441	6.31
Total securities	1,099,342	14,056	5.07	776,372	10,669	5.47
Interest bearing deposits	4,845	15	1.23	654	3	1.82
Federal funds sold	179	-	-	18,419	85	1.84
Loans and leases:
Commercial and commercial real estate1	1,716,855	25,399	5.87	1,651,002	26,910	6.48
Residential mortgage	213,799	3,056	5.67	223,267	3,570	6.36
Agricultural and agricultural real estate1	262,241	4,231	6.40	241,541	4,191	6.90
Consumer	233,905	5,134	8.71	216,651	5,081	9.33
Direct financing leases, net	3,361	48	5.67	7,078	105	5.90
Fees on loans	-	1,128	-	-	1,356	-
Less: allowance for loan and lease losses	(37,920)	-	-	(34,776)	-	-
Net loans and leases	2,392,241	38,996	6.47	2,304,763	41,213	7.11
Total earning assets	3,496,607	$53,067	6.02%	3,100,208	$51,970	6.67%
NONEARNING ASSETS	357,051			298,991
TOTAL ASSETS	$3,853,658			$3,399,199
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,329,415	$4,690	1.40%	$981,108	$4,777	1.94%
Time, $100,000 and over	366,573	2,655	2.87	374,170	3,527	3.75
Other time deposits	760,816	5,701	2.97	759,999	7,318	3.83
Short-term borrowings	125,863	154	0.49	184,800	776	1.67
Other borrowings	458,835	4,065	3.51	449,927	4,692	4.15
Total interest bearing liabilities	3,041,502	17,265	2.25%	2,750,004	21,090	3.05%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	455,521			384,711
Accrued interest and other liabilities	33,595			37,373
Total noninterest bearing liabilities	489,116			422,084
STOCKHOLDERS’ EQUITY	323,040			227,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,853,658			$3,399,199
Net interest income1		$35,802			$30,880
Net interest spread1			3.77%			3.62%
Net interest income to total earning assets1			4.06%			3.96%
Interest bearing liabilities to earning assets	86.98%			88.70%

1 Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the nine months ended September 30, 2009 and 2008 (Dollars in thousands)
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$852,192	$29,269	4.59%	$607,082	$22,728	5.00%
Nontaxable1	177,734	8,845	6.65	150,803	7,330	6.49
Total securities	1,029,926	38,114	4.95	757,885	30,058	5.30
Interest bearing deposits	2,402	18	1.00	494	10	2.70
Federal funds sold	368	1	0.36	15,579	267	2.29
Loans and leases:
Commercial and commercial real estate1	1,695,755	76,633	6.04	1,629,584	82,133	6.73
Residential mortgage	222,577	9,730	5.84	222,359	10,779	6.48
Agricultural and agricultural real estate1	258,528	12,547	6.49	236,537	12,855	7.26
Consumer	231,510	15,145	8.75	207,116	14,909	9.62
Direct financing leases, net	4,408	176	5.34	7,926	353	5.95
Fees on loans	-	3,085	-	-	3,966	-
Less: allowance for loan and lease losses	(36,676)	-	-	(33,504)	-	-
Net loans and leases	2,376,102	117,316	6.60	2,270,018	124,995	7.36
Total earning assets	3,408,798	$155,449	6.10%	3,043,976	$155,330	6.82%
NONEARNING ASSETS	349,824			297,229
TOTAL ASSETS	$3,758,622			$3,341,205
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,219,645	$13,782	1.51%	$895,057	$12,575	1.88%
Time, $100,000 and over	383,783	8,858	3.09	326,038	10,091	4.13
Other time deposits	764,558	18,104	3.17	821,894	25,709	4.18
Short-term borrowings	146,430	539	0.49	246,735	4,049	2.19
Other borrowings	467,307	12,803	3.66	410,427	13,562	4.41
Total interest bearing liabilities	2,981,723	54,086	2.43%	2,700,151	65,986	3.26%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	424,336			368,873
Accrued interest and other liabilities	34,202			40,094
Total noninterest bearing liabilities	458,538			408,967
STOCKHOLDERS’ EQUITY	318,361			232,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,758,622			$3,341,205
Net interest income1		$101,363			$89,344
Net interest spread1			3.67%			3.55%
Net interest income to total earning assets1			3.98%			3.92%
Interest bearing liabilities to earning assets	87.47%			88.70%

1 Tax equivalent basis is calculated using an effective tax rate of 35%.

PROVISION FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. During the third quarter of 2009, the provision for loan losses was $11.9 million, an increase of $4.8 million or 68 percent over the provision for loan losses of $7.1 million recorded during the same period in 2008. For the nine-month comparative period, the provision for loan losses was $28.6 million during 2009 compared to $14.2 million during 2008, an increase of $14.4 million or 101 percent. Additions to the allowance for loan and lease losses during the first nine months of 2009 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values and higher levels of charge-offs, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of September 30, 2009, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

NONINTEREST INCOME

The table below shows Heartland’s noninterest income for the quarters indicated.

(Dollars in thousands)
	Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,288	$3,125	$163	5%
Loan servicing income	1,756	1,094	662	61
Trust fees	1,949	2,070	(121)	(6)
Brokerage and insurance commissions	824	942	(118)	(13)
Securities gains, net	1,291	5	1,286	25,720
Gain (loss) on trading account securities, net	210	(33)	243	736
Impairment loss on securities	-	(4,688)	4,688	100
Gains on sale of loans	877	295	582	197
Income (loss) on bank owned life insurance	297	(247)	544	220
Gain on acquisition	998	-	998	100
Gain on sale of merchant services	-	5,200	(5,200)	(100)
Other noninterest income	418	117	301	257
TOTAL NONINTEREST INCOME	$11,908	$7,880	$4,028	51%

(Dollars in thousands)
	Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$9,284	$8,620	$664	8%
Loan servicing income	7,853	3,585	4,268	119
Trust fees	5,617	6,159	(542)	(9)
Brokerage and insurance commissions	2,420	2,717	(297)	(11)
Securities gains, net	6,462	1,015	5,447	537
Gain (loss) on trading account securities, net	272	(467)	739	158
Impairment loss on securities	-	(4,804)	4,804	100
Gains on sale of loans	4,916	1,279	3,637	284
Income on bank owned life insurance	640	596	44	7
Gain on acquisition	998	-	998	100
Gain on sale of merchant services	-	5,200	(5,200)	(100)
Other noninterest income	872	772	100	13
TOTAL NONINTEREST INCOME	$39,334	$24,672	$14,662	59%

Noninterest income was $11.9 million during the third quarter of 2009 compared to $7.9 million during the third quarter of 2008, an increase of $4.0 million or 51 percent. Included in noninterest income during the third quarter of 2009 was the $998 thousand gain on The Elizabeth State Bank acquisition. Included in the third quarter 2008 noninterest income was a $5.2 million gain on the sale of Heartland’s merchant bankcard processing services and a $4.6 million impairment loss recorded on Heartland’s investment in perpetual preferred securities issued by Fannie Mae. For the first nine months of 2009, noninterest income was $39.3 million compared to $24.7 million during the first nine months of 2008, an increase of $14.7 million or 59 percent. Exclusive of the above noted nonrecurring items, the categories experiencing the largest increases for both comparative periods were loan servicing income, securities gains and gains on sale of loans.

Loan servicing income increased $662 thousand or 61 percent for the quarter and $4.3 million or 119 percent for the nine-month periods under comparison, due to an increase in the number of residential real estate loans that Heartland services. Mortgage servicing rights income totaled $1.1 million during the third quarter of 2009 compared to $480 thousand during the same quarter in 2008. For the nine-month periods ended on September 30, mortgage servicing rights income totaled $7.5 million and $2.0 million, respectively. Amortization of mortgage servicing rights was $576 thousand during the third quarter of 2009 compared to $347 thousand during the same quarter of 2008. On a nine-month comparative basis, the amortization of mortgage servicing rights was $3.0 million in 2009 compared to $1.3 million during 2008. Note 4 to the quarterly financial statements contains a discussion about Heartland’s mortgage servicing rights. The portfolio of mortgage loans serviced for others by Heartland totaled $1.08 billion at September 30, 2009, compared to $1.03 billion at June 30, 2009, and $703.3 million at September 30, 2008. We expect loan servicing income to continue to increase for the remainder of the year, but at a more moderate pace, as fixed rate loan originations have moderated.

As long-term mortgage loan rates fell below 5.00 percent during the first half of 2009, refinancing activity significantly increased on 15- and 30-year, fixed-rate mortgage loans. During the first nine months of 2009, Heartland banks originated $696.9 million in new and refinanced mortgage loans to 3,810 borrowers. Heartland normally elects to sell these types of loans into the secondary market and retains the servicing on these loans. Gains on sale of loans totaled $877 thousand during the third quarter of 2009 compared to $295 thousand during the third quarter of 2008. For the first nine months of 2009, gains on sale of loans totaled $4.9 million compared to $1.3 million for the first nine months of 2008. Additionally, Heartland has assisted over 260 customers with modifications to their existing mortgage loans to help them stay in their homes and avoid foreclosure during this time of financial stress.

Securities gains totaled $1.3 million during the third quarter of 2009 compared to $5 thousand during the third quarter of 2008. For the nine-month comparative period, securities gains totaled $6.5 million during 2009 compared to $1.0 million during 2008. Securities designed to outperform in a declining rate environment were sold during the first nine months of 2009 and replaced with securities that are expected to outperform as rates rise.

NONINTEREST EXPENSES

The table below shows Heartland’s noninterest expense for the quarters indicated.

(Dollars in thousands)
	Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$14,661	$15,000	$(339)	(2)%
Occupancy	2,221	2,262	(41)	(2)
Furniture and equipment	1,594	1,662	(68)	(4)
Professional fees	2,706	2,712	(6)	-
FDIC assessments	1,393	384	1,009	263
Advertising	740	1,012	(272)	(27)
Intangible assets amortization	199	236	(37)	(16)
Net loss on repossessed assets	3,680	327	3,353	1,025
Other noninterest expenses	3,129	3,142	(13)	-
TOTAL NONINTEREST EXPENSES	$30,323	$26,737	$3,586	13%

(Dollars in thousands)
	Nine Months Ended
	Sept. 30, 2009	Sept 30, 2008	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$46,046	$44,459	$1,587	4%
Occupancy	6,772	6,799	(27)	-
Furniture and equipment	4,936	5,201	(265)	(5)
Professional fees	7,027	7,299	(272)	(4)
FDIC assessments	5,258	955	4,303	451
Advertising	2,272	2,853	(581)	(20)
Intangible assets amortization	668	708	(40)	(6)
Net loss on repossessed assets	6,832	517	6,315	1,221
Other noninterest expenses	9,275	9,290	(15)	-
TOTAL NONINTEREST EXPENSES	$89,086	$78,081	$11,005	14%

For the third quarter of 2009, noninterest expense totaled $30.3 million, an increase of $3.6 million or 13 percent from the same period in 2008.  For the nine-month periods ended September 30, 2009, noninterest expense totaled $89.1 million, an increase of $11.0 million or 14 percent when compared to the same nine-month period in 2008. The increases in both periods under comparison were primarily attributable to higher FDIC assessments and net losses on repossessed assets.

The largest component of noninterest expense, salaries and employee benefits, decreased $339 thousand or 2 percent during the third quarter of 2009 compared to the third quarter of 2008, primarily related to an accrual adjustment for lower employee incentive payouts. For the nine-month comparative period, salaries and employee benefits increased $1.6 million or 4 percent, primarily due to: the opening of Minnesota Bank & Trust in April 2008; additional staffing at Summit Bank & Trust and New Mexico Bank & Trust to grow their customer base; additional staffing at Heartland’s operations center to provide support services to the bank subsidiaries; and the employees Galena State Bank acquired as a result of The Elizabeth State Bank acquisition. Total full-time equivalent employees averaged 1,029 during the first nine months of 2009, compared to 1,002 during the first nine months of 2008.

FDIC assessments totaled $1.4 million during the third quarter of 2009 compared to $384 thousand during the third quarter of 2008, an increase of $1.0 million or 263 percent. For the nine-month period ended September 30, 2009, FDIC assessments were $5.3 million compared to $955 thousand during the first nine months of 2008, an increase of $4.3 million or 451 percent. Included in the FDIC assessments recorded during the second quarter of 2009 was $1.7 million for the emergency special assessment.

Net losses on repossessed assets totaled $3.7 million during the third quarter of 2009 compared to $327 thousand during the third quarter of 2008. For the first nine months of 2009, net losses on repossessed assets totaled $6.8 million compared to $517 thousand for the first nine months of 2008. The third quarter of 2009 net loss on repossessed assets included $2.9 million in valuation adjustments and the second quarter of 2009 net loss on repossessed assets included valuation adjustments of $1.9 million.

INCOME TAX EXPENSE

Heartland’s effective tax rate was 18.80 percent for the third quarter of 2009 compared to 25.80 percent for the third quarter of 2008. On a nine-month comparative basis, Heartland’s effective tax rate was 27.61 percent for the first nine months of 2009 compared to 26.97 percent for the first nine months of 2008. Heartland’s effective tax rate during the first nine months of 2009 did not include any federal rehabilitation tax credits, whereas Heartland’s effective tax rate during the first nine months of 2008 included $247 thousand in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s ownership interests in limited liability companies that own certified historic structures. Tax-exempt interest income as a percentage of pre-tax income was 53.03 percent during the third quarter of 2009 compared to 46.79 percent during the same quarter of 2008. For the nine-month periods ended September 30, 2009 and 2008, tax-exempt income as a percentage of pre-tax income was 31.38 percent and 28.44 percent, respectively. The tax-equivalent adjustment for this tax-exempt interest income was $1.2 million during the third quarter of 2009 compared to $994 thousand during the same quarter in 2008. For the nine-month comparative period, the tax-equivalent adjustment for tax-exempt interest income was $3.3 million for 2009 and $2.9 million for 2008.

FINANCIAL CONDITION

At September 30, 2009, total assets were $3.88 billion, an increase of $249.3 million or 9 percent annualized since year-end 2008.

LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.37 billion at September 30, 2009, compared to $2.41 billion at year-end 2008, a decrease of $37.1 million or 2 percent annualized. The only loan category to experience growth during the first nine months of 2009 was agricultural and agricultural real estate loans. Nearly all of this growth occurred at Dubuque Bank and Trust Company. Total loans and leases, exclusive of those covered by the FDIC loss share agreements, decreased $7.2 million during the third quarter of 2009 compared to an increase of $18.6 million during the second quarter of 2009 and a decrease of $48.6 million during the first quarter of 2009.

The table below presents the composition of the loan portfolio as of September 30, 2009, and December 31, 2008.

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Loans and leases held to maturity:
Commercial and commercial real estate	$1,694,589	71.42%	$1,718,071	71.30%
Residential mortgage	184,292	7.77	203,921	8.46
Agricultural and agricultural real estate	257,738	10.86	247,664	10.28
Consumer	233,259	9.83	234,061	9.72
Lease financing, net	2,882	0.12	5,829	0.24
Gross loans and leases held to maturity	2,372,760	100.00%	2,409,546	100.00%
Unearned discount	(2,522)		(2,443)
Deferred loan fees	(2,367)		(2,102)
Total loans and leases held to maturity	2,367,871		2,405,001
Loans covered under loss share agreements:
Commercial and commercial real estate	13,993	38.68%	-	-%
Residential mortgage	12,338	34.11	-	-
Agricultural and agricultural real estate	5,934	16.40	-	-
Consumer	3,910	10.81	-	-
Total loans covered under loss share agreements	36,175	100.00%	-	-%
Allowance for loan and lease losses	(42,260)		(35,651)
Loans and leases, net	$2,361,786		$2,369,350

Loans and leases secured by real estate, either fully or partially, totaled $1.8 billion or 76 percent of total loans and leases at September 30, 2009. More than 61 percent of the non-farm, nonresidential loans are owner occupied. The largest categories within Heartland’s real estate secured loans are listed below:

(Dollars in thousands)

Residential real estate, excluding residential construction and residential lot loans	$417,268
Industrial, manufacturing, business and commercial	252,122
Agriculture	198,126
Land development and lots	174,907
Retail	154,933
Office	117,115
Hotel, resort and hospitality	101,655
Warehousing	66,766
Food and beverage	61,353
Residential construction	56,853

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

The allowance for loan and lease losses at September 30, 2009, was 1.78 percent of loans and leases and 50.31 percent of nonperforming loans, compared to 1.57 percent of loans and leases and 52.32 percent of nonperforming loans at June 30, 2009 and 1.48 percent of loans and leases and 45.73 percent of nonperforming loans at December 31, 2008. Provision for loan losses during the first nine months of 2009 was $28.6 million compared to $14.2 million during the first nine months of 2008. Additions to the allowance for loan and lease losses during the first nine months of 2009 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values and higher levels of charge-offs, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

Nonperforming loans, exclusive of those covered under the loss share agreements, were $84.0 million or 3.55 percent of total loans and leases at September 30, 2009, compared to $71.1 million or 3.00 percent of total loans and leases at June 30, 2009, and $78.0 million or 3.24 percent of total loans and leases at December 31, 2008. Approximately 65 percent, or $55.0 million, of Heartland’s nonperforming loans are to 19 borrowers, with $14.7 million originated by Arizona Bank & Trust, $11.7 million originated by Rocky Mountain Bank, $9.1 million originated by Summit Bank & Trust, $7.3 million originated by Wisconsin Community Bank, $6.5 million originated by New Mexico Bank & Trust, $3.3 million originated by Riverside Community Bank and $2.4 million originated by Dubuque Bank and Trust. The portion of Heartland’s nonperforming loans covered by government guarantees was $3.8 million at September 30, 2009. The industry breakdown for these nonperforming loans was $16.7 million lots and land development, $6.5 million real estate financing provider, $6.0 million construction and development of commercial real estate, $5.8 million transportation and $4.9 million lessors of real estate. The remaining $15.1 million was distributed among seven other industries. Based upon a review of the loan portfolios, the economic conditions in the geographies and industries of the borrowers, including current and historic rates of loan default in those geographies and industries, and on stress testing of Heartland’s loan portfolios, management believes that, although current levels of nonperforming loans will continue to impact near-term credit trends, the level of nonperforming loans should begin to moderate in the fourth quarter of 2009 or early 2010 with an economic recovery from this adverse credit cycle.

Other real estate owned, exclusive of assets covered under the loss share agreements, was $32.6 million at September 30, 2009, compared to $29.3 million at June 30, 2009, and $11.8 million at December 31, 2008. The majority of the increase during 2009 occurred during the first quarter with $12.0 million attributable to a residential lot development loan originated at Rocky Mountain Bank. Liquidation strategies have been identified for all the assets held in other real estate owned. Management plans to market these properties under an orderly liquidation process instead of under a quick liquidation process which would most likely result in discounts greater than the projected carrying costs.

Net charge-offs during the first nine months of 2009 were $22.0 million compared to $12.4 million during the first nine months of 2008. A large portion of the net charge-offs was related to commercial real estate development loans and residential lot loans, primarily in the Phoenix, Arizona market.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$35,651	$32,993
Provision for loan and lease losses	28,602	14,213
Recoveries on loans and leases previously charged off	1,513	974
Loans and leases charged off	(23,506)	(13,335)
Balance at end of period	$42,260	$34,845
Annualized net charge-offs to average loans and leases	1.22%	0.72%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets, exclusive of assets covered under loss share agreements, on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of September 30,		As of December 31,
	2009	2008	2008	2007
Nonaccrual loans and leases	$78,940	$43,523	$76,953	$30,694
Loan and leases contractually past due 90 days or more	5,063	347	1,005	1,134
Total nonperforming loans and leases	84,003	43,870	77,958	31,828
Other real estate	32,643	9,387	11,750	2,195
Other repossessed assets, net	565	520	1,484	438
Total nonperforming assets	$117,211	$53,777	$91,192	$34,461
Nonperforming loans and leases to total loans and leases	3.55%	1.86%	3.24%	1.40%

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 29 percent of total assets at September 30, 2009, and 25 percent at December 31, 2008. Total available for sale securities as of September 30, 2009, were $1.08 billion, an increase of $205.9 million or 24 percent from December 31, 2008. Additional securities were purchased during the first nine months of 2009 as loan growth slowed.

The table below presents the composition of the securities portfolio by major category as of September 30, 2009, and December 31, 2008. More than 75 percent of Heartland’s mortgage-backed securities are issuances of government-sponsored enterprises as of September 30, 2009.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$279,818	25.30%	$195,356	21.62%
Mortgage-backed securities	581,632	52.60	509,501	56.38
Obligation of states and political subdivisions	207,940	18.81	163,597	18.10
Other securities	36,354	3.29	35,251	3.90
Total securities	$1,105,744	100.00%	$903,705	100.00%

DEPOSITS AND BORROWED FUNDS

Total deposits grew to $2.94 billion at September 30, 2009, an increase of $304.2 million or 15 percent annualized since year-end 2008. The Elizabeth State Bank acquisition accounted for $49.5 million of this growth. With the exception of First Community Bank, Wisconsin Community Bank and Rocky Mountain Bank, all Heartland banks experienced a significant increase in deposits. This growth was weighted more heavily in Heartland’s Western markets, which were responsible for nearly 55 percent of the growth. Demand deposits increased $68.6 million or 24 percent annualized since year-end 2008 with $6.9 million coming from The Elizabeth State Bank acquisition. Savings deposit balances experienced an increase of $257.7 million or 30 percent annualized since year-end 2008 with $21.0 million coming from The Elizabeth State Bank acquisition. Time deposits, exclusive of brokered deposits, experienced a decrease of $14.1 million or 2 percent annualized since year-end 2008 despite the $21.6 million assumed in The Elizabeth State Bank acquisition. At September 30, 2009, brokered time deposits totaled $43.5 million or 1 percent of total deposits compared to $51.5 million or 2 percent of total deposits at year-end 2008. Deposit growth, exclusive of The Elizabeth State Bank acquisition, was $67.4 million during the third quarter of 2009 compared to $38.8 million during the second quarter of 2009 and $148.5 million during the first quarter of 2009. Growth in non-maturity deposits is attributable to an increased emphasis on non-maturity core deposit products over higher-cost certificates of deposit. Additionally, commercial and retail customers have continued to build cash reserves.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term Federal Home Loan Bank ("FHLB") advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of September 30, 2009, the amount of short-term borrowings was $111.3 million compared to $210.2 million at year-end 2008, a decrease of $98.8 million or 47 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $91.8 million at September 30, 2009, compared to $170.5 million at year-end 2008.

Also included in short-term borrowings is the revolving credit line Heartland established with an unaffiliated bank on Septembe 28, 2009, primarily to provide working capital to Heartland.  This credit line may also be used to fund the operations of Heartland Community Development, Inc., a wholly-owned subsidiary of Heartland.  Under this unsecured revolving credit line, Heartland may borrow up to a $15.0 million at any one time.  At September 30, 2009, $5.0 million was outstanding on this revolving credit line.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of September 30, 2009, the amount of other borrowings was $457.4 million, an increase of $19.6 million or 4 percent since year-end 2008. Other borrowings include structured wholesale repurchase agreements which totaled $135.0 million at September 30, 2009, and $120.0 million at year-end 2008. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings.

A schedule of Heartland’s trust preferred offerings outstanding as of September 30, 2009, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/09	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
20,000	10/10/03	8.25%	8.25%	10/10/2033	12/30/2009
25,000	03/17/04	2.75% over Libor	3.04%	03/17/2034	12/17/2009
20,000	01/31/06	1.33% over Libor	1.84%	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	09/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	1.83%	09/01/2037	09/01/2012
$110,000

Also in other borrowings are the bank subsidiaries’ borrowings from the regional Federal Home Loan Banks. All of the bank subsidiaries, except for Heartland’s most recent de novo bank, Minnesota Bank & Trust, own stock in the Federal Home Loan Bank of Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at September 30, 2009, totaled $204.2 million, an increase of $4.6 million or 2 percent from the December 31, 2008, FHLB borrowings of $199.5 million. Total FHLB borrowings at September 30, 2009, had an average rate of 3.27 percent and an average maturity of 3.55 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.02 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2009, and December 31, 2008, commitments to extend credit aggregated $570.0 million and $529.1 million, and standby letters of credit aggregated $25.5 million and $26.2 million, respectively.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios1
Tier 1 capital	$380,421	13.49%	$368,101	13.26%
Tier 1 capital minimum requirement	112,801	4.00%	111,017	4.00%
Excess	$267,620	9.49%	$257,084	9.26%
Total capital	$424,324	15.05%	$413,913	14.91%
Total capital minimum requirement	225,601	8.00%	222,035	8.00%
Excess	$198,723	7.05%	$191,878	6.91%
Total risk-adjusted assets	$2,820,016		$2,775,436
Leverage Capital Ratios2
Tier 1 capital	$380,421	9.98%	$368,101	10.68%
Tier 1 capital minimum requirement3	152,443	4.00%	137,917	4.00%
Excess	$227,978	5.98%	$230,184	6.68%
Average adjusted assets (less goodwill and other intangible assets)	$3,811,079		$3,447,927

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. During the second and third quarters of 2009, Heartland invested capital of $23.0 million into Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. The primary purpose of Heartland Community Development Inc. is to hold and manage certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous. Heartland Community Development Inc. purchased other real estate with a fair value of $23.0 million from certain Heartland bank subsidiaries during the second and third quarters of 2009.

Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80 percent, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 6 percent on the original investment amount, whichever is greater. Through September 30, 2009, Heartland accrued the amount due to the minority stockholders at 6 percent. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

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

On December 19, 2008, Heartland received $81.7 million through participation in the U.S. Treasury’s Capital Purchase Program (CPP). The CPP was authorized by the government’s Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. The TARP is designed to infuse capital into the nation’s healthiest banks to increase the flow of financing to American consumers and businesses. Funds received by Heartland were allocated to debt reduction (including $34.0 million used to extinguish debt on Heartland’s credit line), capital maintenance at its subsidiary banks and short-term investments. Heartland continues to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets, such as The Elizabeth State Bank acquisition completed during the third quarter of 2009.

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

Total cash provided by operating activities was $45.0 million during the first nine months of 2009 compared to $27.4 million during the first nine months of 2008.

Investing activities used cash of $176.2 million during the first nine months of 2009 compared to $188.7 million during the first nine months of 2008. The proceeds from securities sales, paydowns and maturities was $367.0 million during the first nine months of 2009 compared to $265.5 million during the first nine months of 2008. Purchases of securities used cash of $539.4 million during the first nine months of 2009 while $356.4 million was used for securities purchases during the first nine months of 2008. Cash used to fund loans and leases was $21.7 million during the first nine months of 2009 compared to $92.6 million during the first nine months of 2008.

Financing activities provided cash of $162.4 million during the first nine months of 2009 compared to $181.6 million during the first nine months of 2008. There was a net increase in deposit accounts of $254.5 million during the first nine months of 2009 compared to $191.6 million during the same nine months of 2008. Activity in short-term borrowings used cash of $104.7 million during the first nine months of 2009 compared to $177.6 million during the first nine months of 2008. Cash proceeds from other borrowings were $55.1 million during the first nine months of 2009 compared to $222.0 million during the first nine months of 2008. Repayment of other borrowings used cash of $35.5 million during the first nine months of 2009 compared to $45.4 million during the first nine months of 2008.

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

At September 30, 2009, Heartland's revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $15.0 million, of which $5.0 million had been borrowed.  This credit agreement contains specific covenants which are listed in Note 5 to the consolidated financial statments.  At September 30, 2009, Heartland was in compliance with these covenants.

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

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates during the second quarters of 2009 and 2008 instead of the 200 basis point shift typically used. The most recent reviews at September 30, 2009 and 2008, provided the following results:

	2009		2008
	Net Interest Income (in thousands)	% Change From Base	Net Interest Income (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$137,541	0.34%	$113,869	(1.24)%
Base	$137,080		$115,297
Up 200 Basis Points	$133,469	(2.63)%	$114,851	(0.39)%

Year 2
Down 100 Basis Points	$134,178	(2.12)%	$106,549	(7.59)%
Base	$137,026	(0.04)%	$113,445	(1.61)%
Up 200 Basis Points	$137,239	0.12%	$116,011	0.62%

Heartland uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 6 to the consolidated financial statements.

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. As of September 30, 2009, these securities had a carrying value of $756 thousand or 0.02 percent of total assets compared to $1.7 million or 0.05 percent of total assets at year-end 2008.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2009, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

There were no changes in Heartland’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, Heartland’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended September 30, 2009, of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
07/01/09- 07/31/09	1,449	$16.06	1,449	$3,329,352
08/01/09- 08/31/09	1,151	$16.53	1,551	$2,987,323
09/01/09- 09/30/09	-	-	-	$3,101,660
Total:	2,600	$16.27	2,600	N/A

(1)	The amounts listed represent solely repurchases made under Heartland’s Dividend Reinvestment Plan.

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

Dated: November 9, 2009