Form 10-K
period 2009-12-31
HEARTLAND FINANCIAL USA INC
filed 2010-03-16
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
 Yes      No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.
Large accelerated filer                 Accelerated filer    X               Non-accelerated filer                  Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes      No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $207,811,366.  Such figures include 1,644,396 shares of the Registrant's Common Stock held in a fiduciary capacity by the trust department of the Dubuque Bank and Trust Company, a wholly-owned subsidiary of the Registrant.

As of March 15, 2010, the Registrant had issued and outstanding 16,347,086 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report
Table of Contents

Part I

Item 1.	Business
A.	General Description
B.	Market Areas
C.	Competition
D.	Employees
E.	Internet Access
F.	Supervision and Regulation
G.	Governmental Monetary Policy and Economic Conditions
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	[Reserved]
Executive Officers

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

PART I.

ITEM 1.

BUSINESS

A.      GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland"), reincorporated in the state of Delaware in 1993, is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Heartland has ten bank subsidiaries in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota, (collectively, the "Bank Subsidiaries"). All ten Bank Subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC"). The Bank Subsidiaries listed below operate a total of 61 banking locations:

*
Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., a partner in low-income housing and historic rehabilitation projects.

*	Galena State Bank & Trust Co., Galena, Illinois, is chartered under the laws of the State of Illinois.
*	First Community Bank, Keokuk, Iowa, is chartered under the laws of the State of Iowa.
*	Riverside Community Bank, Rockford, Illinois, is chartered under the laws of the State of Illinois.
*	Wisconsin Community Bank, Madison, Wisconsin, is chartered under the laws of the State of Wisconsin.
*	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the State of New Mexico.
*	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the State of Montana.
*	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the State of Arizona.
*	Summit Bank & Trust, Broomfield, Colorado, is chartered under the laws of the State of Colorado.
*	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the State of Minnesota.

Heartland has eight active non-bank subsidiaries as listed below:

*	Citizens Finance Co. is a consumer finance company with offices in Iowa, Illinois and Wisconsin.
*	Heartland Community Development Inc. is a property management company with a primary purpose of holding and managing certain nonperforming assets acquired from the Bank Subsidiaries.
*
Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII and Rocky Mountain Statutory Trust I are special purpose trust subsidiaries of Heartland formed for the purpose of the offering of cumulative capital securities.

All of Heartland’s subsidiaries are wholly owned, except for Summit Bank & Trust, of which Heartland owned 86% of the capital stock on December 31, 2009, and Minnesota Bank & Trust, of which Heartland owned 80% of the capital stock on December 31, 2009.

At December 31, 2009, Heartland had total assets of $4.0 billion, total loans of $2.3 billion and total deposits of $3.1 billion. Heartland’s total capital as of December 31, 2009, was $315.1 million. Net income available to common stockholders for 2009 was $1.2 million.

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

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. Since 1996, Heartland has provided an employee stock purchase plan. As of December 31, 2009, employees, officers, and directors owned approximately 35% of Heartland’s outstanding common stock.

Acquisition and Expansion Strategy

Heartland’s strategy is to increase profitability and diversify its market area and asset base by expanding existing subsidiaries through acquisitions. In the current environment, Heartland is seeking opportunities for growth via FDIC facilitated acquisitions within existing markets. Heartland would not rule out a FDIC facilitated transaction in a new market that fits our business model and would be immediately additive to earnings. Heartland acquires established financial services organizations, primarily commercial banks or thrifts, when suitable candidates are identified and acceptable business terms can be negotiated. Heartland has also formed de novo banking institutions in locations determined to have market potential and suitable management candidates with banking expertise and a philosophy similar to Heartland’s.

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

In July of 2009, Galena State Bank & Trust Co. acquired the deposits of The Elizabeth State Bank in Elizabeth, Illinois in a whole bank with loss sharing transaction facilitated by the FDIC. In addition to assuming all of the deposits of the failed bank, Galena State Bank & Trust Co. purchased $53.6 million of assets.

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

Commercial Loans

The Bank Subsidiaries have a strong commercial loan base. Dubuque Bank and Trust Company, in particular, continues to be a premier commercial lender in the tri-state area of northeast Iowa, northwest Illinois and southwest Wisconsin. The Bank Subsidiaries' current portfolios include, but are not limited to, loans to wholesalers, hospitality industry, real estate developers, manufacturers, building contractors, business services companies and retailers. The Bank Subsidiaries provide a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years.

The Bank Subsidiaries continue to seek opportunities to expand the production of loans guaranteed by U.S. government agencies. Wisconsin Community Bank, Rocky Mountain Bank and New Mexico Bank & Trust are each designated as a Preferred Lender by the U.S. Small Business Administration (SBA). These three banks, along with Riverside Community Bank, are also designated as SBA Express Lenders. Additionally, Wisconsin Community Bank has been granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program and has been one of the leading lenders in the Midwest for this program. Management believes that making these guaranteed loans helps the communities where it operates and provides Heartland with a source of income and solid future lending relationships with local businesses as they grow and prosper.

The Bank Subsidiaries’ commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and leases  is based upon the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value.

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

The slowdown in the overall economy has negatively impacted Heartland’s overall asset quality in 2008 and 2009. Heartland has utilized a Special Assets group to focus on resolving problem assets. All commercial or agricultural loans in a default or workout status are assigned to the Special Assets group. Representatives of the Special Assets group meet with representatives from each bank on a monthly basis. Heartland anticipates continued focus with additional personnel assigned to this group in 2010.

Agricultural Loans

Agricultural loans are emphasized by Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank’s Monroe banking center and New Mexico Bank & Trust’s Clovis banking offices. The Bank Subsidiaries that emphasize agricultural loans do so because of their location in or around rural markets. Dubuque Bank and Trust Company maintains its status as one of the largest agricultural lenders in the State of Iowa. Agricultural loans remain balanced in proportion to the rest of Heartland's loan portfolio, constituting approximately 11% of the total loan portfolio at December 31, 2009. Heartland’s policies designate a primary and secondary lending area for each bank with the majority of outstanding agricultural operating and real estate loans to customers located within the primary lending area. Term loans secured by real estate are allowed within the secondary lending area.

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

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for the Bank Subsidiaries as each of them continues to build its real estate lending business. As long-term interest rates have remained at relatively low levels during the past several years, many customers elected mortgage loans that are fixed rate with fifteen or thirty year maturities. Heartland usually sells these loans into the secondary market and retains servicing on the loans sold to Fannie Mae. Management believes that mortgage servicing on sold loans provides the Bank Subsidiaries with a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing gives the Bank Subsidiaries the opportunity to maintain regular contact with mortgage loan customers. At December 31, 2009, total residential real estate mortgage loans serviced for others totaled $1.15 billion.

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

Citizens Finance Co. specializes in consumer lending and currently serves the consumer credit needs of approximately 8,200 customers in Iowa, Illinois and Wisconsin from its Dubuque, Davenport and Cedar Rapids, Iowa; Madison and Appleton, Wisconsin; and Loves Park, Crystal Lake and Tinley Park, Illinois offices. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust and Minnesota Bank & Trust offer trust and investment services in their respective communities. In those markets which do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2009, total Heartland trust assets were $1.7 billion, the vast majority of which were assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations.

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

B.      MARKET AREAS

Dubuque Bank and Trust Company

Dubuque Bank and Trust Company is located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. Citizens Finance Co. is also headquartered in this market with additional offices in Davenport, Iowa; Cedar Rapids, Iowa; Madison, Wisconsin; Appleton, Wisconsin; Loves Park, Illinois; Tinley Park, Illinois and Crystal Lake, Illinois.

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

Galena State Bank & Trust Co.

Galena State Bank & Trust Co. is located in Galena, Illinois, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena operates a second office in Stockton, Illinois. In conjunction with an FDIC assisted transaction in 2009, Galena acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois and two offices in Elizabeth, Illinois and Galena. The four offices are located in Jo Daviess County, which has a population of approximately 22,000, according to the 2000 census.

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

Wisconsin Community Bank

Wisconsin Community Bank’s main office is located in Madison, Wisconsin, in Dane County. Wisconsin Community Bank operates three branch offices in the Madison suburbs. The main office was constructed in 2007. According to the 2000 census, Dane County had a population of 427,000. Wisconsin Community Bank also has a location in Monroe, Wisconsin. The city of Monroe, which is approximately 50 miles southwest of Madison, is located in Green County in south central Wisconsin. Wisconsin Community Bank has two offices in Sheboygan and DePere, Wisconsin that operate under the name of Heartland Business Bank. The Sheboygan and DePere facilities are located in the northeastern Wisconsin counties of Sheboygan and Brown.

New Mexico Bank & Trust

New Mexico Bank & Trust operates ten offices in or around Albuquerque, New Mexico, in Bernalillo County. Based upon the 2000 census, the county had a population of 557,000, and the city had a population of 449,000. New Mexico Bank & Trust also operates from four locations in east central New Mexico. The majority of these four locations are in Clovis, the county seat for Curry County, located approximately 220 miles east of Albuquerque, 100 miles northwest of Lubbock, Texas and 105 miles southwest of Amarillo, Texas. In addition, New Mexico Bank & Trust operates two branch offices in Santa Fe, in Santa Fe County.

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

Summit Bank & Trust

The main facility for Summit Bank & Trust is in Broomfield, Colorado. The city and county of Broomfield is located in the northwestern tier of the Denver-Aurora Metropolitan Area. The population of Broomfield was estimated at 43,000 in 2005 by the U.S. Census Bureau. Broomfield is the sixteenth most populous city in the state of Colorado. A second location was opened in June 2007 in Thornton, just north of the Denver International Airport and a third location was added in October of 2007 in the town of Erie, Colorado which is approximately 25 miles north of Denver.

Minnesota Bank & Trust

Minnesota Bank & Trust currently operates from a leased facility in Edina, Minnesota. Edina is centrally located between Minneapolis and the southwest suburbs of the Twin Cities. The population of Edina was estimated at 45,000 in 2006 by the U.S. Census Bureau.

The following table sets forth certain information concerning the Bank Subsidiaries as of December 31, 2009:

Heartland Bank Subsidiaries (Dollars in thousands)
Bank Subsidiaries	Charter Location	Year Acquired or Opened	Number Of Locations	Total Portfolio Loans	Total Deposits
Dubuque Bank and Trust Company	Dubuque, IA	1935	8	$ 658,274	$ 864,133
Galena State Bank & Trust Co.	Galena, IL	1992	4	$ 134,104	$ 253,073
First Community Bank	Keokuk, IA	1994	3	$ 72,113	$ 100,328
Riverside Community Bank	Rockford, IL	1995	4	$ 161,280	$ 232,459
Wisconsin Community Bank	Madison, WI	1997	7	$ 274,487	$ 358,994
New Mexico Bank & Trust	Albuquerque, NM	1998	16	$ 502,497	$ 589,468
Arizona Bank & Trust	Phoenix, AZ	2003	6	$ 138,604	$ 202,730
Rocky Mountain Bank	Billings, MT	2004	9	$ 292,914	$ 376,487
Summit Bank & Trust	Broomfield, CO	2006	3	$ 58,108	$ 85,131
Minnesota Bank & Trust	Edina, MN	2008	1	$ 24,472	$ 34,616

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

D.      EMPLOYEES

At December 31, 2009, Heartland employed 1,001 full-time equivalent employees. Heartland places a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of Heartland's employees are covered by a collective bargaining agreement. Heartland offers a variety of employee benefits, and management considers its employee relations to be excellent. Heartland utilizes Predictive Index software to assist with placing potential employees in new positions within Heartland and with evaluating current positions.

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

As a bank holding company with subsidiary banks chartered under the laws of eight different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Each of the Bank Subsidiaries is regulated by the Federal Deposit Insurance Corporation (“FDIC”) as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the “Arizona Department”), the Colorado Department of Regulatory Agencies, Division of Banking (the “Colorado Division”), the Illinois Department of Financial and Professional Regulation (the “Illinois DFPR”), the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Minnesota Department of Commerce: Division of Financial Institutions (the “Minnesota Division”), the Montana Division of Banking and Financial Institutions (the “Montana Division”), the New Mexico Financial Institutions Division (the “New Mexico FID”), the Division of Banking of the Wisconsin Department of Financial Institutions (the “Wisconsin DFI”).

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

The following is a summary of material elements of the regulatory framework that applies to Heartland and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of Heartland and its subsidiaries.

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

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or, furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit Heartland to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2009, Heartland had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Treasury Regulation—the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Tax Act of 2009
On October 3, 2008, in response to stresses experienced in the financial markets, the EESA was enacted.  Pursuant to its authority under EESA, the Treasury created the TARP Capital Purchase Program (the “CPP”) under which the Treasury Department has invested in the senior preferred stock of qualifying U.S. banks and savings associations or their holding companies. Under the CPP, qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

On December 19, 2008, Heartland issued and sold $81.7 million of its Fixed Rate Cumulative Perpetual Preferred Stock (the “Senior Preferred Stock”) to the Treasury pursuant to the CPP.  The Senior Preferred Stock, which has terms that were set by the Treasury and that are relatively uniform among publicly held banks participating in the program:

*	pays dividends to Treasury at a rate of 5% per year until the fifth anniversary of the investment and at 9% after that time;
*	prohibits dividends on common stock unless all dividends have been paid on the Senior Preferred Stock;
*
requires the consent of Treasury for any increase in the dividends paid on the common stock, or for any stock repurchases, until the third anniversary of the investment, unless the senior preferred has been previously redeemed in its entirety or unless the Treasury has transferred the senior preferred to third parties;

*
has no voting rights, other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights;

*	has the right to elect two directors if dividends have not been paid for six quarterly periods; and
*	is freely transferable and required Heartland to file a shelf registration statement covering the sale of the Senior Preferred, which Heartland completed in January, 2009.
*	may be redeemed at any time with the approval of Heartland’s primary regulator (the FDIC).

Heartland, like all institutions participating in the CPP, also issued to Treasury an immediately exercisable 10-year warrant to purchase shares of common stock with an aggregate market price equal to 15% of the amount of senior preferred: a warrant to purchase 609,687 shares for Heartland (the “Warrant”). The Warrant is exercisable at a price of $20.10 per share (the average closing price of the common stock for the 20 trading days prior to the date of the Treasury’s approval).  Under the purchase agreement pursuant to which the Senior Preferred Stock and Warrant were acquired (the “Purchase Agreement”), Treasury is prohibited from exercising voting rights with respect to any shares of common stock acquired through exercise of the warrant and the shares of common stock underlying the warrant were included in the shelf registration statement filed by Heartland.

Prior to issuance of the Senior Preferred Stock, Heartland and its senior executive officers, like all other CPP participants, were required by the Purchase Agreement to modify all benefit plans and arrangements to comply with restrictions imposed by EESA.  At the time, these restriction provided that, so long as Treasury owns any debt or equity securities acquired pursuant to the Purchase Agreement, Heartland would be:

*
prohibited from making any “Golden Parachute Payments” to a senior executive officer (payments for separation of the executive in excess of three times the average compensation of the executive for the five years prior to termination);

*
required to have its compensation committee review with its senior risk officers the incentive compensation arrangements for senior executive officers to ensure that the arrangements did not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of Heartland;

*	required to “clawback” incentive compensation of senior executive officers to the extent based on materially inaccurate financial statements or materially inaccurate performance criteria; and
*	by virtue of an amendment to Section 162(m)(5) of the Internal Revenue Code, required to eliminate the deductibility of taxable compensation payments that exceed $500,000 to an officer in any year.

These restrictions were substantially expanded when on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly know as the Economic Stimulus Act, was enacted. Title VII of ARRA, and regulations issued by Treasury under ARRA in June 2009, placed additional restrictions on the compensation paid to executive officers and highly paid employees by financial institutions, such as Heartland, that have received CPP funds. Among other things, these additional restrictions will require that, while the Senior Preferred Stock is outstanding, Heartland will be:

*	prohibited from paying incentive compensation, except restricted stock that vests after the CPP funds are repaid, to its five most highly compensated employees;
*
required to have its compensation committee review with its senior risk officers at least every six months (i) the incentive compensation arrangements for senior executive officers to ensure that the arrangements do not encourage senior executive officers to take unnecessary and excessive risks, (ii) all employee compensation plans to limit unnecessary risks those plans impose, and (iii) all employee plans to eliminate features that would encourage manipulation of reported earnings, and to have the compensation committee certify annually as to the completion of that review;

*	required to extend the clawback provisions to its 20 most highly compensated employees;
*
prohibited from making any severance payment whatsoever, including what has traditionally been referred to as a parachute payment, to the executives named in the summary compensation table of its proxy statement or any of the five next most highly compensated employees;

*	required to annually present its compensation policies to a non-binding vote by stockholders--a say-on-pay vote;
*	adopt policies regarding excessive and luxury expenditures; and
*	required to have its CEO and CFO annually certify that Heartland has complied with these requirements as part of its annual filing with the SEC (this Form 10-K).

Except with respect to the prohibition on incentive compensation to its five most highly compensated employees, Heartland does not believe these provisions have any material impact on it.

Dividend Payments
Heartland’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations, the limitations imposed under the CPP described above and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Heartland is prohibited from paying any dividends on or repurchasing shares of common stock unless all dividends on the Senior Preferred Stock have been paid, and under the Purchase Agreement, Heartland is prohibited until after December 19, 2011, from paying quarterly dividends, without the Treasury’s consent, in excess of $0.10 per share as long as the Senior Preferred Stock is outstanding.

Federal Securities Regulation
Heartland’s common stock is registered with the SEC under Section 12(b) of the Exchange Act.  Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

Deposit Insurance
The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the commercial banking and thrift industries. Until the adoption of EESA in October 2008, the maximum deposit insurance coverage was $100,000 per beneficiary ($250,000 per participant for retirement plans) and was indexed for inflation commencing in 2011.  Under EESA, the maximum deposit insurance coverage has been temporarily increased from $100,000 to $250,000 until December 31, 2013.

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

The aggregate level of assessments levied by the FDIC on depositary institutions is dependent upon the reserve ratio of insurance funds available to the FDIC. Due to bank failures during 2008, the reserve ratio fell below the statutory minimum and the FDIC adopted a plan to restore the ratio to its 1.15% minimum, originally over a period of five years, but more recently extended to seven years. On February 27, 2009, the FDIC announced that it was increasing the quarterly deposit insurance assessment for most insured institutions to a range of 12 to 16 basis points (0.12% to 0.16%) per quarter for the second quarter of 2009. The FDIC also imposed a special emergency assessment of an additional 5 basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009, which was due and paid by Heartland on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of each institution’s estimated FDIC premiums for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Heartland prepaid the required $19.0 million in December 2009. The expense of this prepayment will be recognized during the next three years based on the calculation of actual quarterly assessments. Heartland expects that actual FDIC assessments will remain higher as bank failures work through the economy and may be further increased if the reserve ratio is further impaired. The reserve ratio calculated by the FDIC in effect at September 30, 2009 was -0.16%.

The FDIC established a Temporary Liquidity Guarantee Program on October 23, 2008 under which the FDIC fully guaranteed all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009. Heartland did not opt out of the program and as such, was assessed ten basis points for transaction account balances in excess of $250,000 and, since it did not issue any senior unsecured debt during the designated time period, was not assessed the applicable rate of 75 basis points on the amount of debt issued. The guarantee of non-interest-bearing transaction accounts has been extended to June 30, 2010, and participating institutions had until November 2, 2009, to opt out of the extension. Heartland did not opt out. After June 30, 2010, the FDIC insurance limit for all deposit accounts will be $250,000. The total assessments paid by Heartland during 2009 for participation in the Temporary Liquidity Guarantee Program totaled $105,000.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. During the fourth quarter of 2009, the assessment rate was 0.0102% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency.  In general, the amount of the assessment is calculated on the basis of each institution’s total assets.  During 2009, the Bank Subsidiaries paid supervisory assessments totaling $483,000.

Capital Requirements
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

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. The FDIC’s approval of deposit insurance for Minnesota Bank & Trust was conditioned upon Minnesota Bank & Trust maintaining higher Tier 1 capital to assets ratios for the first three years of their operations (through April 2012). Further, under agreements with the FDIC and state banking agencies described below under “Safety and Soundness Standards,” Summit Bank & Trust is required to maintain a ratio of Tier 1 Capital to total assets of 8% and Rocky Mountain Bank is required to maintain both a ratio of Tier 1 capital to total assets of 8% and a ratio of total risk-based capital to risk-weighted assets of 12%.

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

As of December 31, 2009: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations; and (iv) each of the Bank Subsidiaries subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under “Safety and Soundness Standards,” complied with the directive.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009. Minnesota Bank & Trust is subject to the FDIC’s further prohibition on the payment of dividends during the first three years of a bank’s operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. Pursuant to agreements with the FDIC and the state banking agencies described below under “Safety and Soundness Standards,” neither Summit Bank & Trust nor Rocky Mountain Bank may pay any dividends without prior notice to, and consent from, the FDIC and the state banking regulator. Further, First Community Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with First Community Bank’s conversion from the mutual to the stock form of ownership in 1991.

As of December 31, 2009, approximately $94.5 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.

Insider Transactions
The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans made by the Bank Subsidiaries.  Certain limitations and reporting requirements are also placed on extensions of credit by each of the Bank Subsidiaries to its directors and officers, to directors and officers of Heartland and its subsidiaries, to principal shareholders of Heartland and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Heartland or any of its subsidiaries or a principal shareholder of Heartland may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships. Although Heartland believes its subsidiaries comply with these requirements, one of its Bank Subsidiaries was cited in 2008 and 2009 for a deficiency in insider transaction compliance in connection with the joint examination described in “Safety and Soundness Standards” below.

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

During their regular scheduled joint examinations of the Bank Subsidiaries, the FDIC and state banking commissioners cited three of the Bank Subsidiaries for certain deficiencies, including asset quality. In January of 2009, the boards of directors of Summit Bank & Trust and Arizona Bank & Trust, and in the fall of 2009, the board of directors of Rocky Mountain Bank, entered into informal agreements with the FDIC and their respective state banking commissioners, agreeing to submit plans for improvement in the risks associated with any classified asset with a balance of more than $250,000, agreeing not to extend or renew credit to borrowers under loans that are classified, agreeing to review and ensure the sufficiency of the allowance for loan and lease losses and agreeing to submit a business plan outlining the plans to accomplish these measures as well as periodic progress reports against that plan. As noted above, two of these Bank Subsidiaries also agreed to maintain higher levels of regulatory capital and to refrain from paying dividends without regulatory approval. Each of these Bank Subsidiaries remains well capitalized and has complied with its agreement with its regulators.

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

Federal Reserve
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: (i) for transaction accounts aggregating $10.7 million or less, there is no reserve requirement; (ii) for transaction accounts over $10.7 million and up to $55.2 million, the reserve requirement is 3% of total transaction accounts; and (iii) for transaction accounts aggregating in excess of $55.2  million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

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

Our business activities and earnings are affected by general business conditions in the United States and particularly in the states in which our subsidiary banks operate. The United States economy has undergone a dramatic downturn during the past two years, with negative effects on the business, financial condition and results of operations of financial institutions. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions, including Heartland. Further erosion of consumer confidence levels could cause renewed increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Heartland and others in the financial institutions industry.

Additional legislation and rulemaking could affect us adversely.

The programs established under the EESA and TARP, as well as restrictions contained in the rules implementing or related to them under ARRA, could adversely affect our operations. For example, the restrictions contained in ARRA on our compensation programs could make it more difficult for us to attract and retain management. Requirements for dividends at the holding company level and restrictions on dividends paid by the Bank Subsidiaries could restrict our ability to fund expansion, and further restrictions imposed by regulation because of our participation in the TARP CPP program could place us at a competitive disadvantage relative to financial institutions that did not receive CPP funds. We face increased regulation of our business and increased costs associated with these programs. Similarly, programs established by the FDIC may have an adverse effect on us, due to the costs of participation.

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

We operate over a wide area, including markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado and Minnesota and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in those areas. Although our customers’ business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. For example, although all of our markets have been impacted to some extent by the economic downturn, the markets in Arizona, Colorado and Montana have been more severely affected than most of the markets in the Midwest, creating correspondingly greater impact on our banks that serve those areas.

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

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values such as those that occurred in late 2008 and 2009 can cause us to not be able to collect the full value of loans we make. We cannot assure you that such approval and monitoring procedures will reduce these credit risks.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans were $1.67 billion (including $1.08 billion of commercial real estate loans), or approximately 71% of our total loan portfolio as of December 31, 2009. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.08 billion, or approximately 64%, of our total commercial loan portfolio as of December 31, 2009. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. More than 60% of these loans are owner occupied, which reduces the risk typically associated with commercial real estate lending since the primary source of repayment comes from the successful operation of a business instead of the cash flow generated from the rental of the property. Adverse developments affecting real estate values in a few of our markets have adversely affected some of our commercial real estate loans, and further developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the problems that have occurred in the commercial real estate markets continue, particularly within our Western market areas, the value of collateral securing our commercial real estate loans may decline and the demand for our commercial real estate loans could decrease. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the collateral value that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. Until the recent economic crisis, particularly in our Western markets in Arizona, Colorado and Montana, we generally had not experienced a downturn in credit performance by our commercial real estate loan customers, but in light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not continue to experience deterioration in such performance.

Our commercial real estate loans also include commercial construction loans, including land acquisition and development, which involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. Additionally, with the ongoing economic environment and the correction in housing prices that is occurring in many of our market areas, a decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers.

Our one- to four-family residential mortgage loans may result in lower yields and profitability.

One- to four-family residential mortgage loans comprised $175.1 million, or 7%, of our loan and lease portfolio at December 31, 2009, and are secured primarily by properties located in the Midwest. These loans generally result in lower yields and lower profitability for us than other loans in Heartland’s portfolio and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, may result in a continued decrease in mortgage loan volume and increased charge-offs if we are not able to realize the amount of security that we anticipated at the time of originating the loan.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2009, consumer loans totaled $231.7 million, or 10%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Citizens Finance loans, net of unearned, totaled $46.4 million at December 31, 2009, or 20% of Heartland’s total consumer loan portfolio, net of unearned.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2009, agricultural real estate loans totaled $197.9  million, or 8%, of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2009, these loans totaled $58.9 million, or 3%, of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

We established our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. Throughout 2009, we were required to significantly increase our provision for loan losses because of the impact of the declining economy and real estate assets on some of our borrowers, resulting in charge-offs and an increased level of nonperforming assets. At December 31, 2009, our allowance for loan losses as a percentage of total loans was 1.80% and as a percentage of total nonperforming loans was approximately 54%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing whether the impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. During 2009, a goodwill impairment charge of $12.7 million was recorded for Arizona Bank & Trust and Rocky Mountain Bank. In the event that we conclude that additional amounts of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. At December 31, 2009, we had goodwill of $27.5 million, representing approximately 9% of stockholders’ equity. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. At December 31, 2009, net deferred tax assets are approximately $23.7 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Changes in interest rates could reduce the value of our mortgage servicing rights.

A mortgage servicing right is the right to service a mortgage loan for a fee. We acquire mortgage servicing rights when we originate mortgage loans and keep the servicing rights after we sell the loans. We carry mortgage servicing rights at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our mortgage servicing  rights can decrease. Each quarter we evaluate our mortgage servicing rights for impairment based on the difference between the carrying amount and fair value. If temporary impairment exists, we establish a valuation allowance through a charge to earnings for the amount the carrying amount exceeds fair value.

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

The FDIC charges insured financial institutions premiums to maintain the deposit insurance fund, and increases or decreases the amount of premiums it assesses based on reserve ratios for that fund, some of which are mandated by statute. Current economic conditions have increased bank failures, and the payments the FDIC must make using the resources of the deposit insurance fund to resolve such bank failures. The EESA included a provision for an increase for deposits insured by the FDIC to $250,000 until December 31, 2009, and has now extended the increase to December 31, 2013, which may further increase the exposure of the deposit insurance fund to losses. Further, Heartland has not opted out of FDIC’s Temporary Liquidity Guarantee Program, which provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, and results in additional assessments. This program expires on June 30, 2010, and it is unknown whether Congress will extend the program. Further increases in deposit insurance premiums may be necessary in the future due to, among other things, additional increases in the number of bank failures. Any additional increase in deposit insurance premiums could have a material adverse effect on our financial results.

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

Certain Bank Subsidiaries are subject to informal written agreements with regulators and failure to comply with these agreements could result in enforcement actions against us.

Three of the Bank Subsidiaries have entered into informal written agreements with the FDIC and state regulators, which relate primarily to financial performance and credit quality. These Bank Subsidiaries have submitted three to five year business plans to their regulators and must operate within the parameters of these business plans and submit periodic reports on compliance with these plans. The agreements also require these Bank Subsidiaries to develop plans and take action to address nonperforming assets and watch-list credits. If these Bank Subsidiaries fail to comply with the terms of their respective agreements, the regulators could take enforcement action against them, including the imposition of monetary penalties or the issuance of cease and desist orders requiring corrective action.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As of December 31, 2009, Heartland had no unresolved staff comments.

ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations

Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	59,500	Owned	8

Galena State Bank & Trust Co. 971 Gear Street Galena, IL 61036	18,000	Owned	4

Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4

First Community Bank 320 Concert Street Keokuk, IA 52632	6,000	Owned	3

Wisconsin Community Bank 8240 Mineral Point Rd. Madison, WI 53719	19,000	Owned	7

New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2011	16

Arizona Bank & Trust 2036 E. Camelback Rd. Phoenix, AZ 85016	14,000	Owned	6
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9
Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	3
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2013	1
Citizens Finance Co. 1275 Main Street Dubuque, IA 52001	5,600	Leased from DB&T	8

The principal office of Heartland is located in Dubuque Bank and Trust Company's main office.

ITEM 3.

LEGAL PROCEEDINGS

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2009, that are ordinary routine litigation incidental to our business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

[RESERVED]

EXECUTIVE OFFICERS

The term of office for the executive officers of Heartland is from the date of election until the next annual organizational meeting of the board of directors. The names and ages of the executive officers of Heartland as of December 31, 2009, offices held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	60
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Summit Bank & Trust and Minnesota Bank & Trust; Chairman of Citizens Finance Co.

John K. Schmidt	50
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer and Treasurer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank & Trust Co. and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.

Kenneth J. Erickson	58	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co.

Edward H. Everts	58	Executive Vice President, Operations, of Heartland; Senior Vice President, Operations and Retail Banking of Dubuque Bank and Trust Company

Douglas J. Horstmann	56	Senior Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Vice Chairman of First Community Bank

Paul J. Peckosh	64	Executive Vice President, Wealth Management Group, of Heartland; Executive Vice President, Manager Wealth Management Group, of Dubuque Bank and Trust Company

Melvin E. Miller	60	Executive Vice President, Chief Investment Officer of Heartland; Senior Vice President of Dubuque Bank and Trust Company

John J. Berg	58	Executive Vice President, Marketing and Sales of Heartland

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

Edward H. Everts was named Executive Vice President, Operations, of Heartland in 2008. Prior to this promotion, he served as Senior Vice President, Operations and Retail Banking, of Heartland since 1996. Mr. Everts has been employed by Dubuque Bank and Trust Company as Senior Vice President, Operations and Retail Banking since 1992. Prior to his service with Dubuque Bank and Trust Company, Mr. Everts was Vice President and Lead Retail Banking Manager of First Bank, Duluth, Minnesota. Mr. Everts announced his retirement at the Heartland board of directors meeting on January 19, 2010. His retirement will be effective on October 16, 2010.

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

Paul J. Peckosh was named Executive Vice President, Wealth Management Group, of Heartland in 2008. Prior to this promotion, he  served as Senior Vice President of Heartland since 1999. Mr. Peckosh has been employed by Dubuque Bank and Trust Company since 1975, was appointed Assistant Vice President, Trust, in 1975, Vice President, Trust in 1980, Senior Vice President, Trust in 1991 and Executive Vice President, Trust in 2000. Mr. Peckosh is an attorney and graduated from the Marquette University of Law School in 1970. Mr. Peckosh announced his retirement on March 2, 2010. His retirement will be effective on April 4, 2011.

Melvin E. Miller was named Executive Vice President, Chief Investment Officer, of Heartland, in 2008. Prior to this promotion, he served as Senior Vice President, Chief Investment Officer, of Heartland since 2000. He joined Dubuque Bank and Trust in 1984 as a part-time Investment Officer and came on board full time in 1985 as Assistant Vice President and later was promoted to Senior Vice President and Chief Investment Officer. A Chartered Financial Analyst, Mr. Miller received his MBA degree in Finance from Ball State University in 1973. Prior to joining Dubuque Bank and Trust, he had 12 years of college teaching experience in the areas of investments and portfolio management. He was chair of the Department of Accounting and Business at Loras College.

John J. Berg joined Heartland in 2005 as Senior Vice President, Marketing and Sales. In 2008, he was promoted to Executive Vice President, Marketing and Sales. Berg’s background includes over 30 years of retail marketing and banking experience. Previous to joining Heartland, Mr. Berg served as Vice President and Marketing Director of First Federal Capital Bank in LaCrosse, Wisconsin. His prior experience includes marketing management positions with commercial banks and savings banks in West Des Moines, Iowa, St. Louis, Missouri, Waterloo, Iowa and Lansing, Michigan.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 1,500 stockholders of record as of March 9, 2010, and approximately 1,600 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol “HTLF” and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Heartland Common Stock

Calendar Quarter	High	Low
2009:
First	$20.81	$8.51
Second	15.93	11.51
Third	16.98	12.56
Fourth	15.29	12.04

2008:
First	$22.40	$16.78
Second	23.40	18.19
Third	25.06	18.40
Fourth	25.00	16.70

Cash dividends have been declared by Heartland quarterly during the past two years ending December 31, 2009. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2009	2008
First	$.10	$.10
Second	.10	.10
Third	.10	.10
Fourth	.10	.10

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank Subsidiaries, and the Bank Subsidiaries are subject to regulatory limitations on the amount of cash dividends they may pay. Heartland will be prohibited from paying any dividends on common stock unless all dividends on the Preferred Stock have been paid, and under the Purchase Agreement with the Treasury and so long as the Preferred Stock is held by the Treasury will be prohibited until after December 19, 2011, from paying quarterly dividends, without the Treasury’s consent, in excess of $0.10 per share. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Bank Subsidiaries – Dividend Payments" for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended December 31, 2009, of equity securities that are registered by Heartland pursuant to Section 12 of the Exchange Act:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/01/09-10/31/09	-	-	-	$2,719,281
11/01/09-11/30/09	-	-	-	$2,852,760
12/01/09-12/31/09	11,464	$14.10	11,464	$3,367,816
Total:	11,464	$14.10	11,464	N/A

(1)	The amounts listed represent solely shares surrendered in the cashless exercise of stock options.

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

There were no unregistered sales of equity securities made during the fourth quarter of Heartland’s fiscal year 2009.

The following table and graph show a five-year comparison of cumulative total returns for Heartland Financial USA, Inc., the NASDAQ Composite Index and the NASDAQ Bank Stock Index. Figures for our common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions. Heartland became listed on NASDAQ in May 2004. The table and graph were prepared at our request by Research Data Group, Inc.

Cumulative Total Return Performance
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Heartland Financial USA, Inc.	$100.00	$ 109.70	$ 147.95	$ 96.80	$ 109.41	$ 78.47
NASDAQ Composite	$100.00	$ 101.41	$ 114.05	$123.94	$ 73.43	$ 105.89
NASDAQ Bank	$100.00	$ 98.57	$ 111.92	$ 89.33	$ 71.39	$ 60.47

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2004

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
Heartland Financial USA, Inc.
NASDAQ Composite
NASDAQ Bank

*Total return assumes reinvestment of dividends

ITEM 6.

SELECTED FINANCIAL DATA
For the years ended December 31, 2009, 2008, 2007, 2006, and 2005
(Dollars in thousands, except per share data)
	2009		2008		2007		2006		2005
STATEMENT OF INCOME DATA
Interest income	$203,293		$202,585		$215,231		$190,150		$151,489
Interest expense	70,530		86,899		105,891		85,409		58,916
Net interest income	132,763		115,686		109,340		104,741		92,573
Provision for loan and lease losses	39,377		29,319		10,073		3,883		6,533
Net interest income after provision for loan and lease losses	93,386		86,367		99,267		100,858		86,040
Noninterest income	52,704		30,196		31,710		29,938		25,457
Noninterest expenses	132,520		102,239		97,606		94,943		80,285
Income taxes	7,196		3,312		9,409		11,578		9,561
Income from continuing operations	6,374		11,012		23,962		24,275		21,651
Discontinued operations:
Income from discontinued operations (including gain on sale of $2,242 in 2007 and $20 in 2006)	-		-		2,756		1,758		1,664
Income taxes	-		-		1,085		931		589
Income from discontinued operations	-		-		1,671		827		1,075
Net income	6,374		11,012		25,633		25,102		22,726
Net income attributable to noncontrolling interest, net of tax	188		280		-		-		-
Net income attributable to Heartland	6,562		11,292		25,633		25,102		22,726
Preferred dividends and discount	(5,344)		(178)		-		-		-
Net income available to common stockholders	$1,218		$11,114		$25,633		$25,102		$22,726

PER COMMON SHARE DATA
Net income – diluted	$0.07		$0.68		$1.54		$1.50		$1.36
Income from continuing operations – diluted1	0.07		0.68		1.44		1.45		1.30
Cash dividends	0.40		0.40		0.37		0.36		0.33
Dividend payout ratio	532.35%		58.13%		23.60%		23.53%		23.82%
Book value	$14.38		$14.13		$14.04		$12.65		$11.46
Weighted average shares outstanding-diluted	16,325,320		16,365,815		16,596,806		16,734,989		16,702,146

BALANCE SHEET DATA
Investments and federal funds sold	$1,175,217		$903,705		$689,949		$617,119		$567,002
Loans available for sale	17,310		19,695		12,679		50,381		40,745
Total loans and leases, net of unearned	2,331,142		2,405,001		2,280,167		2,147,845		1,953,066
Allowance for loan and lease losses	41,848		35,651		32,993		29,981		27,791
Total assets	4,012,991		3,630,268		3,264,126		3,058,242		2,818,332
Total deposits	3,050,389		2,640,232		2,376,299		2,311,657		2,118,178
Long-term obligations	451,429		437,833		263,607		224,523		220,871
Preferred equity	77,224		75,578		-		-		-
Common stockholders’ equity	235,057		230,025		230,600		209,711		187,812

EARNINGS PERFORMANCE DATA
Return on average total assets	0.03%		0.33%		0.81%		0.86%		0.84%
Return on average stockholders’ equity	0.51		4.84		11.88		12.86		12.55
Net interest margin ratio1,2	3.99		3.89		3.95		4.17		4.03
Earnings to fixed charges:
Excluding interest on deposits	1.58	x	1.63	x	2.26	x	2.61	x	2.97	x
Including interest on deposits	1.18		1.17		1.34		1.44		1.55

ASSET QUALITY RATIOS
Nonperforming assets to total assets	2.71%		2.51%		1.06%		0.34%		0.60%
Nonperforming loans and leases to total loans and leases	3.35		3.24		1.40		0.39		0.77
Net loan and lease charge-offs to average loans and leases	1.38		1.15		0.30		0.11		0.18
Allowance for loan and lease losses to total loans and leases	1.80		1.48		1.45		1.40		1.42
Allowance for loan and lease losses to nonperforming loans and leases	53.56		45.73		103.66		356.11		185.37

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	8.40%		6.88%		6.84%		6.66%		6.68%
Average common equity to average assets	6.32		6.80		6.84		6.66		6.68
Total capital to risk-adjusted assets	15.20		14.92		12.48		11.18		10.61
Tier 1 leverage	13.53		10.68		8.01		7.74		7.66

*
The selected historical consolidated financial information set forth above is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

1	Excludes the discontinued operations of our Broadus branch and the related gain on sale in 2007 and ULTEA and the related gain on sale in 2006.
2	Tax equivalent using a 35% tax rate.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland Financial USA, Inc. ("Heartland") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The Consolidated Financial Statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Summit Bank & Trust, of which Heartland was an 86% owner on December 31, 2009, an 82% owner on December 31, 2008 and an 81% owner on December 31, 2007; and Minnesota Bank & Trust, of which Heartland was an 80% owner on December 31, 2009 and on December 31, 2008. Heartland was a 90% owner of Arizona Bank & Trust on December 31, 2007.

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

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through ten banking subsidiaries with a total of 61 banking locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota. In addition, Heartland has separate subsidiaries in the consumer finance, insurance and investment management businesses. Heartland's primary strategy is to balance its focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings within existing market areas.

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

Net income for 2009, was $6.4 million, compared to $11.0 million recorded during 2008. Net income available to common stockholders was $1.2 million, or $0.07 per diluted common share, for 2009, compared to $11.1 million, or $0.68 per diluted common share, earned during 2008. Return on average common equity was 0.51% and return on average assets was 0.03% for 2009, compared to 4.84% and 0.33%, respectively, for 2008.

Included in net income for 2009 was a $12.7 million goodwill impairment charge. This non-cash charge, which had no impact on operations, liquidity or capital, was due to the adverse economic conditions in Heartland’s Arizona and Montana markets. Excluding the goodwill impairment charge, net income for 2009 would have been $19.0 million, net income available to common stockholders would have been $13.9 million, or $0.85 per diluted common share, return on average common equity would have been 5.76% and return on average assets would have been 0.36%.

Earnings for 2009 were positively affected by increased net interest income, which increased $17.1 million or 15% over the prior year, primarily as a result of a $360.7 million or 12% growth in average earning assets. Net interest margin, expressed as a percentage of average earning assets, was 3.99% during 2009 compared to 3.89% during 2008. Also positively affecting net income for 2009, was the $22.5 million or 75% increase in noninterest income, which was $52.7 million during 2009 compared to $30.2 million during 2008. The categories experiencing the largest increases for the comparative period were securities gains, which increased $7.1 million or 467%, loan servicing income, which increased $5.1 million or 110%,  and gains on sale of loans, which increased $4.5 million or 278%. The growth in these areas was partially offset by an increase in the loan loss provision, which was $39.4 million during 2009 compared to $29.3 million during 2008. Also negatively affecting earnings during 2009 was a $30.3 million or 30% increase in noninterest expense. Exclusive of the $12.7 million goodwill impairment charge, noninterest expense totaled $119.8 million during 2009, an increase of $17.6 million or 17%. The noninterest expense categories contributing to the increase during the periods under comparison were employee salaries and benefits, which were $60.5 million during 2009 compared to $56.8 million during 2008, FDIC assessments, which were $6.6 million during 2009 compared to $1.4 million during 2008, and net losses on repossessed assets, which were $10.8 million during 2009 compared to $827,000 during 2008.

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank & Trust Co. based in Galena, Illinois in a whole bank loss sharing transaction facilitated by the FDIC. Bank branches previously owned and operated by The Elizabeth State Bank reopened on Monday, July 6, 2009, as Galena State Bank & Trust Co. branches. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million and deposits of $49.3 million. Galena State Bank & Trust Co. paid a premium of 1.0 percent to acquire all of the deposits of the failed bank. In addition to assuming all of the deposits of the failed bank, Galena State Bank & Trust Co. purchased $53.6 million of assets. The FDIC retained the remaining assets for later disposition.

The acquired loans and other real estate owned are covered by two loss share agreements between the FDIC and Galena State Bank & Trust Co., which affords Galena State Bank & Trust Co. significant loss protection. Under the loss share agreements, the FDIC will cover 80 percent of the covered loan and other real estate owned losses (referred to as covered assets) up to $10 million and 95 percent of losses in excess of that amount. The term for loss sharing on non-residential real estate losses is five years with respect to losses and eight years with respect to recoveries, while the term for loss sharing on residential real estate loans is ten years with respect to losses and recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

Galena State Bank & Trust Co. received a $2.5 million discount on the assets acquired and paid a 1.0 percent deposit premium. The expected reimbursements under the loss share agreements were recorded as an indemnification asset at the estimated fair value of $4.4 million at the acquisition date. The estimated fair value of the loans acquired was $37.8 million and the estimated fair value of the deposits assumed was $49.5 million. In addition, a core deposit intangible was recorded of $200 thousand. An acquisition gain totaling $1.3 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain was equal to the amount by which the fair value of the liabilities assumed exceeded the fair value of the assets purchased. During the fourth quarter of 2009, other noninterest income included $1.1 million in payments due from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition.

Net income for 2008, was $11.0 million, or $0.68 per diluted share, compared to $25.6 million, or $1.54 per diluted share, recorded during 2007. Return on average equity was 4.84% and return on average assets was 0.33% for 2008, compared to 11.88% and 0.81%, respectively, for 2007. Income from continuing operations during 2008 was $11.0 million, or $0.68 per diluted share, compared to $24.0 million, or $1.44 per diluted share, earned during 2007.

The $13.0 million or 54% decrease in income from continuing operations resulted primarily from increased provision for loan and lease losses, which was $29.3 million during 2008 compared to $10.1 million during 2007, an increase of $19.2 million or 191%. The increased loan loss provision in 2008 was due, in large part, to the continued deterioration of economic conditions and reduced real estate values, particularly in Heartland’s Western markets located in Arizona, Montana and Colorado. The impact of this additional expense on earnings was partially mitigated by increased net interest income, which increased $6.3 million or 6% over the prior year, primarily as a result of a $215.3 million or 8% growth in average earning assets and was partially offset as the amount of nonperforming loans increased throughout the year. Nonperforming loans were $78.0 million or 3.24% of total loans and leases at December 31, 2008. Net interest margin, expressed as a percentage of average earning assets, was 3.89% during 2008 compared to 3.95% during 2007.

For 2008, noninterest income decreased $1.5 million or 5% from 2007, primarily as a result of loss adjustments on the cash surrender value on bank-owned life insurance totaling $1.2 million for 2008 compared to income of $1.8 million during 2007. Included in the 2008 noninterest income was a $5.2 million gain on the sale of Heartland’s merchant bankcard processing services to TransFirst LLC and a $4.6 million impairment loss recorded on Heartland’s investment in perpetual preferred securities issued by Fannie Mae. For 2008, noninterest expense increased $4.6 million or 5%. The largest component of noninterest expense, salaries and employee benefits, grew by $2.2 million or 4%. Total full-time equivalent employees were 1,028 at December 31, 2008, compared to 982 at December 31, 2007. Occupancy expense increased during 2008, primarily as a result of the opening of six new banking offices during 2007 and the 2008 opening of Heartland’s 10th bank subsidiary, Minnesota Bank & Trust, and one new banking office at New Mexico Bank & Trust. The other category of noninterest expense that increased significantly during 2008 was professional fees, resulting primarily from additional legal fees related to collection efforts on nonperforming loans and additional FDIC assessments as a majority of the FDIC credits at Heartland’s bank subsidiaries were utilized during 2007.

At December 31, 2009, total assets had increased $382.7 million or 11% since year-end 2008. Securities represented 29% of total assets at December 31, 2009, compared to 25% at December 31, 2008. Additional securities were purchased during 2009 as deposit growth outpaced loan growth. Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.33 billion at December 31, 2009, compared to $2.41 billion at year-end 2008, a decrease of $73.9 million or 3%. The only loan category to experience growth during 2009 was agricultural and agricultural real estate loans, which also experienced a slight decrease during the fourth quarter of 2009. Nearly all of this growth occurred at Dubuque Bank and Trust Company. Total deposits grew to $3.05 billion at December 31, 2009, an increase of $410.2 million or 16% since year-end 2008. The Elizabeth State Bank acquisition accounted for $49.5 million of this growth. This growth was weighted more heavily in Heartland’s Midwestern markets, which were responsible for nearly 57% of the growth. Growth in demand and savings deposits is attributable to an increased emphasis on non-maturity core deposit products over higher-cost certificates of deposit. Additionally, commercial and retail customers have continued to build cash reserves. Demand deposits increased $77.6 million or 20% since year-end 2008 with $6.9 million coming from The Elizabeth State Bank acquisition. Savings deposit balances experienced an increase of $426.0 million or 38% since year-end 2008 with $21.0 million coming from The Elizabeth State Bank acquisition. Time deposits, exclusive of brokered deposits, experienced a decrease of $83.8 million or 8% since year-end 2008 despite the $21.6 million assumed in The Elizabeth State Bank acquisition. Brokered time deposits decreased from $51.5 million or 2% of total deposits at year-end 2008, to $41.8 million or 1% of total deposits at year-end 2009. Deposit growth, exclusive of The Elizabeth State Bank acquisition, was $106.0 million during the fourth quarter of 2009, $67.4 million during the third quarter of 2009, $38.8 million during the second quarter of 2009 and $148.5 million during the first quarter of 2009.

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

On December 19, 2008, Heartland received $81.7 million through participation in the CPP. Funds received by Heartland were allocated to debt reduction, capital maintenance at the Bank Subsidiaries and short-term investments. Heartland continues to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets.

NON-GAAP FINANCIAL MEASURES

This report contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles, often referred to as GAAP. Heartland has disclosed in this release certain non-GAAP financial measures to provide meaningful supplemental information regarding its operational performance and to enhance readers’ overall understanding of its operating financial performance. Management believes that the impact of the goodwill impairment charge to earnings in 2009 impairs the ability of the reader to evaluate trends in results of operations without information that reports results of operations without the charge. These non-GAAP financial measures are presented for supplemental information purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. The following schedule presents performance ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements. For the non-GAAP financial measurements, net income, exclusive of goodwill impairment charge is defined as net income as presented in accordance with GAAP less any goodwill impairment charge recorded during the period.

	For the years ended December 31,
	2009	2008

GAAP net income	$6,374	$11,012
Goodwill impairment charge	12,659	-
GAAP net income, exclusive of goodwill impairment charge	$19,033	$11,012

Net income available to common stockholders	$1,218	$11,114
Goodwill impairment charge	12,659	-
Net income available to common stockholders, exclusive of goodwill impairment charge	$13,877	$11,114

GAAP earnings per common share-diluted	$0.07	$0.68
Earnings per common share-diluted, exclusive of goodwill impairment charge	$0.85	$0.68
GAAP return on average assets	0.03%	0.33%
Return on average assets, exclusive of goodwill impairment charge	0.36%	0.33%
GAAP return on average equity	0.51%	4.84%
Return on average equity, exclusive of goodwill impairment charge	5.76%	4.84%
GAAP return on average tangible equity	0.62%	5.85%
Return on average tangible equity, exclusive of goodwill impairment charge	7.02%	5.85%
GAAP efficiency ratio	73.07%	68.78%
Efficiency ratio, exclusive of goodwill impairment charge	66.09%	68.78%

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland’s reported financial position and results of operations are as follows:

Allowance For Loan And Lease Losses

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan-by-loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each subsidiary bank. Specific factors considered by management in establishing the allowance included the following:

*	Heartland has experienced an increase in net charge-offs and nonperforming loans during the past two years.

*	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

*	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2009. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

The table below estimates the theoretical range of the 2009 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality:

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

Allowance for loan and lease losses at December 31, 2009	$41,848
Assuming deterioration in credit quality:
Addition to provision	4,766
Resultant allowance for loan and lease losses	$46,614
Assuming improvement in credit quality:
Reduction in provision	(2,050)
Resultant allowance for loan and lease losses	$39,798

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

Goodwill And Other Intangibles

Heartland records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value. Goodwill and indefinite-lived assets are not amortized but are subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, Heartland reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

In assessing the fair value of reporting units, Heartland may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. Also, management often utilizes other information to validate the reasonableness of its valuations including public market comparables, and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable companies and business segments. These multiples may be adjusted to consider competitive differences, including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities, including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires management judgment and considers many factors, including the regulatory capital regulations and capital characteristics of comparable companies in relevant industry sectors. In certain circumstances, management will engage a third-party to independently validate its assessment of the fair value of its reporting units.

Management assesses the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review include the following:

*	Significant under-performance relative to expected historical or projected future operating results.
*	Significant changes in the manner of use of the acquired assets or the strategy for the overall business.
*	Significant negative industry or economic trends.
*	Significant decline in Heartland’s stock price for a sustained period; and market capitalization relative to net book value.
*	For intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

Heartland engaged a third-party valuation consultant to determine the fair value of goodwill recorded in connection with two of its Bank Subsidiaries at the end of 2009.  Based on this valuation, Heartland determined that the fair value of the goodwill associated with these two subsidiaries was less than the carrying amount previously used for this goodwill and that the goodwill was impaired.  Accordingly, Heartland recorded an impairment charge of $12.7 million in the fourth quarter of 2009 to reduce the carrying value to fair value.

Because of current economic conditions, Heartland continues to monitor goodwill and other intangible assets for impairment indicators throughout the year.

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

Net interest margin, expressed as a percentage of average earning assets, was 3.99% during 2009 compared to 3.89% during 2008 and 3.95% during 2007. Success at growing net interest margin has been a direct result of continued price discipline. Management is committed to maintaining margin near the 4.00% level and will not compete for loans or deposits strictly for the sake of growth. Affecting the net interest margin throughout 2009, 2008 and most of 2007 was the impact of foregone interest on Heartland’s nonperforming loans, which had balances of $78.1 million or 3.35% of total loans and leases at December 31, 2009, $78.0 million or 3.24% of total loans and leases at December 31, 2008, and $31.8 million or 1.40% of total loans and leases at December 31, 2007.

Net interest income on a tax-equivalent basis increased $17.7 million or 15% during 2009 and $6.5 million or 6% during 2008. The growth in average earning assets, particularly in relation to the growth in interest bearing liabilities, was the most significant contributor to the increase in net interest income in 2009, as average interest earning assets increased by $360.7 million or 12%, while interest bearing liabilities increased by $283.7 million or 10%.  More rapidly declining rates paid on interest bearing liabilities also contributed to the increased net interest income in 2009, as the rate paid on average interest bearing liabilities decreased by 84 basis points, compared to a 67 basis point decrease in the rate earned in average earning assets. Growth in average earning assets and declining rates also positively contributed to increased net interest income in 2008, with the decline in interest rates paid on interest bearing liabilities being a more significant contributor. During 2008, average interest earning assets increased by $215.3 million or 8% and average interest bearing liabilities increased by $206.7 million or 8%. The rate paid on average interest bearing liabilities decreased by 101 basis points during 2008, compared to a 94 basis point decrease in the rate earned in average earning assets during 2008. Fluctuations in net interest income between years is also related to the composition of average earning assets and interest bearing liabilities. The percentage of average loans, which are typically the highest yielding asset, to total average assets was 62% during 2009, 68% during 2008 and 71% during 2007. The percentage of average time deposits, which are typically the highest cost deposits, to total average deposits was 40% during 2009, 47% during 2008 and 49% during 2007.

On a tax-equivalent basis, interest income increased $1.3 million or 1% to $207.8 million in 2009 from $206.5 million in 2008 but decreased $12.4 million or 6% in 2008 from $218.9 million during 2007. The increase in net interest income attributable to the growth in average earnings assets was almost equally offset by the impact of a decrease in the average interest rate earned on these assets of 67 basis points during 2009 as compared to 2008. Nearly half of Heartland’s commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate, thus changes in the national prime rate impact interest income more quickly than if there were more fixed rate loans. The national prime interest rate remained unchanged at 3.25% throughout 2009 whereas throughout 2008, the national prime interest rate decreased from a high of 7.25% on January 1 to a low of 3.25% at December 31. A portion of the negative impact decreasing interest rates would have on Heartland’s interest income was mitigated by interest rate floors that have been in effect on a large portion of Heartland’s floating rate loans. Additionally, Heartland had two $50.0 million derivative transactions on the loan portfolio that were at their floor interest rates, one of which matured on April 4, 2009.

Interest expense for 2009 was $70.5 million , a decrease of $16.4 million or 19% from $86.9 million during 2008, which in turn represented a decrease of $19.0 million or 18% from $105.9 million in 2007. Interest rates paid on Heartland’s deposits and borrowings decreased significantly during 2009 and 2008. Despite increases in average interest bearing liabilities of 10% in 2009 and 8% in 2008, the average interest rates paid on Heartland’s deposits and borrowings declined 84 basis points in 2009 and 67 basis points in 2008. Approximately 35% of Heartland’s certificate of deposit accounts, which carry a weighted average rate of 1.91%, will mature within the next six months.
Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted growth strategies that emphasize conservative pricing of deposits and careful underwriting of loans, which management believes will result in additional net interest margin. Heartland’s net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Item 7A of this Form 10-K contains additional information about the results of Heartland’s most recent net interest income simulations. Note 13 to the consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES 1
(Dollars in thousands)
	For the years ended Decmeber 31,
	2009			2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$873,276	$39,782	4.56%	$616,525	$31,232	5.07%	$477,338	$21,937	4.60%
Nontaxable 1	186,716	12,307	6.59	151,828	9,813	6.46	136,552	9,077	6.65
Total securities	1,059,992	52,089	4.91	768,353	41,045	5.34	613,890	31,014	5.05
Interest bearing deposits	2,943	27	0.92	706	18	2.55	700	33	4.71
Federal funds sold	835	2	0.24	15,494	299	1.93	7,295	387	5.31
Loans and leases:
Commercial and commercial real estate 1	1,696,794	101,854	6.00	1,645,264	108,651	6.60	1,597,247	125,916	7.88
Residential mortgage	219,303	12,596	5.74	223,334	14,169	6.34	240,932	16,303	6.77
Agricultural and agricultural real estate 1	259,700	16,633	6.40	238,328	16,933	7.10	225,471	18,209	8.08
Consumer	232,475	20,325	8.74	212,430	20,004	9.42	196,432	20,655	10.52
Direct financing leases, net	3,927	213	5.42	7,489	445	5.94	11,939	714	5.98
Fees on loans	-	4,085	-	-	4,914	-	-	5,696	-
Less: allowance for loan and lease losses	(37,964)	-	-	(34,048)	-	-	(31,870)	-	-
Net loans and leases	2,374,235	155,706	6.56	2,292,797	165,116	7.20	2,240,151	187,493	8.37
Total earning assets	3,438,005	$207,824	6.04%	3,077,350	$206,478	6.71%	2,862,036	$218,927	7.65%
NONEARNING ASSETS
Total nonearning assets	374,738			301,580			292,788
TOTAL ASSETS	$3,812,743			$3,378,930			$3,154,824
INTEREST BEARING LIABILITIES
Interest bearing deposits:
Savings	$1,282,212	$18,407	1.44%	$938,701	$18,176	1.94%	$831,675	$22,404	2.69%
Time, $100,000 and over	373,159	11,202	3.00	336,926	13,422	3.98	291,073	14,307	4.92
Other time deposits	754,814	23,135	3.06	807,617	32,506	4.02	876,146	41,154	4.70
Short-term borrowings	143,239	733	0.51	233,856	4,571	1.95	287,428	13,293	4.62
Other borrowings	464,816	17,053	3.67	417,462	18,224	4.37	241,517	14,733	6.10
Total interest bearing liabilities	3,018,240	70,530	2.34	2,734,562	86,899	3.18	2,527,839	105,891	4.19
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	437,468			372,496			362,109
Accrued interest and other liabilities	36,700			39,351			49,136
Total noninterest bearing liabilities	474,168			411,847			411,245
STOCKHOLDERS’ EQUITY	320,335			232,521			215,740
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,812,743			$3,378,930			$3,154,824

Net interest income 1		$137,294			$119,579			$113,036
Net interest spread			3.70%			3.53%			3.46%
Net interest income to total earning assets 1			3.99%			3.89%			3.95%
Interest bearing liabilities to earning assets	87.79%			88.86%			88.32%

1 Tax equivalent basis is calculated using an effective tax rate of 35%.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest bearing liabilities. It quantifies the changes in interest income and interest expense related to changes in the average outstanding balances (volume) and those changes caused by fluctuating interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume, calculated by multiplying the difference between the average balance for the current period and the average balance for the prior period by the rate for the previous period, and (ii) changes in rate, calculated by subtracting the current year average balance multiplied by the prior year rate from the current year average balance multiplied by the current year rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)
	For the years ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$13,007	$(4,457)	$8,550	$6,397	$2,898	$9,295
Tax-exempt	2,255	239	2,494	1,015	(279)	736
Interest bearing deposits	57	(48)	9	-	(15)	(15)
Federal funds sold	(283)	(14)	(297)	435	(523)	(88)
Loans and leases	5,865	(15,275)	(9,410)	4,406	(26,783)	(22,377)
TOTAL EARNING ASSETS	20,901	(19,555)	1,346	12,253	(24,702)	(12,449)

LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	6,651	(6,420)	231	2,883	(7,111)	(4,228)
Time, $100,000 and over	1,443	(3,663)	(2,220)	2,254	(3,139)	(885)
Other time deposits	(2,125)	(7,246)	(9,371)	(3,219)	(5,429)	(8,648)
Short-term borrowings	(1,771)	(2,067)	(3,838)	(2,478)	(6,244)	(8,722)
Other borrowings	2,067	(3,238)	(1,171)	10,733	(7,242)	3,491
TOTAL INTEREST BEARING LIABILITIES	6,265	(22,634)	(16,369)	10,173	(29,165)	(18,992)
NET INTEREST INCOME	$14,636	$3,079	$17,715	$2,080	$4,463	$6,543

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

The allowance for loan and lease losses at December 31, 2009, was 1.80% of loans and leases and 53.56% of nonperforming loans, compared to 1.48% of loans and leases and 45.73% of nonperforming loans at December 31, 2008. The total provision for loan losses for 2009 was $39.4 million compared to $29.3 million for 2008. Additions to the allowance for loan and lease losses during 2009 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values and higher levels of charge-offs, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

The allowance for loan and lease losses at December 31, 2008, was 1.48% of loans and leases and 45.73% of nonperforming loans, compared to 1.45% of loans and leases and 103.66% of nonperforming loans at December 31, 2007. The total provision for loan losses for 2008 was $29.3 million compared to $10.1 million for 2007. Additions to the allowance for loan and lease losses during 2008 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values, higher levels of charge-offs and an increase in nonperforming loans, primarily in Heartland’s Western markets of Arizona, Montana and Colorado.

Noninterest Income

The table below shows Heartland’s noninterest income for the years indicated:

(Dollars in thousands)
	For the years ended December 31,			% Change
	2009	2008	2007	2009/ 2008	2008/ 2007
Service charges and fees, net	$12,541	$11,654	$11,108	8%	5%
Loan servicing income	9,666	4,600	4,376	110	5
Trust fees	7,773	7,906	8,053	(2)	(2)
Brokerage and insurance commissions	3,117	3,719	3,097	(16)	20
Securities gains, net	8,648	1,525	341	467	347
Gain (loss) on trading account securities	211	(998)	(105)	121	(850)
Impairment loss on equity securities	(40)	(5,151)	-	99	-
Gains on sale of loans	6,084	1,610	3,578	278	(55)
Income (loss) on bank-owned life insurance	1,002	(1,184)	1,777	185	(167)
Gain on acquisition	1,296	-	-	-	-
Gain on sale of merchant services	-	5,200	-	-	-
Other noninterest income (loss)	2,406	1,315	(515)	83	355
Total noninterest income	$52,704	$30,196	$31,710	75%	(5)%
Noninterest income increased $22.5 million or 75% during 2009. The categories experiencing the largest increases were loan servicing income, securities gains and gains on sale of loans. Included in other noninterest income during 2009 was $1.1 million in payments due from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition. Noninterest income decreased $1.5 million or 5% during 2008. Included in the 2008 noninterest income was a $5.2 million gain on the sale of Heartland’s merchant bankcard processing services to TransFirst LLC and a $4.6 million impairment loss recorded on Heartland’s investment in perpetual preferred securities issued by Fannie Mae. Noninterest income during 2008 was positively affected by increased service charges and fees, loan servicing income, brokerage and insurance commissions and securities gains. Negatively impacting noninterest income for 2008 were increased losses on trading account securities, reduced gains on sale of loans and a reduction in the cash surrender value on bank-owned life insurance.

During 2009, service charges and fees increased $887,000 or 8%. Overdraft fees recorded during 2009 were $5.9 million compared to $6.0 million during 2008, a decrease of $102,000 or 2%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in deposit service charges and fees of $3.6 million during 2009 compared to $2.9 million during 2008, an increase of $687,000 or 24%. During 2008, service charges and fees increased $546,000 or 5%. Overdraft fees recorded during 2008 were $6.0 million compared to $5.5 million during 2007, an increase of $500,000 or 9%. Growth in the number of checking accounts resulted in the increased overdraft fees. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in deposit service charges and fees of $2.9 million during 2008 compared to $2.0 million during 2007, an increase of $900,000 or 45%. Included in service charges and fees are the fees generated from the issuance of bank credit cards. During the fourth quarter of 2007, Heartland sold its credit card portfolio. As a result of this sale, revenue resulting from activity on these credit cards decreased by $578,000 or 81% during 2008 compared to 2007.

Loan servicing income increased $5.1 million or 110% during 2009 and $224,000 or 5% during 2008. These increases were largely due to an increase in service fees collected on the mortgage loans Heartland sold into the secondary market while retaining servicing. The portfolio of mortgage loans serviced for others by Heartland totaled $1.15 billion at December 31, 2009, compared to $712.9 million at December 31, 2008, and $636.0 million at December 31, 2007, generating mortgage loan servicing fees of $2.4 million for 2009, $1.7 million for 2008 and $1.6 million for 2007. Mortgage servicing rights income totaled $8.6 million during 2009 compared to $2.5 million during 2008 and $1.5 million during 2007. Amortization of mortgage servicing rights was $3.6 million in 2009 compared to $1.8 million during 2008 and $1.2 million during 2007. Note 9 to the financial statements contains a discussion about Heartland’s mortgage servicing rights. As fixed rate loan originations began to moderate late in 2009, we expect the level of increases in loan servicing income to be at a more moderate pace in 2010.

Trust fees decreased $133,000 or 2% during 2009 and $147,000 or 2% during 2008. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.70 billion at year-end 2009, $1.40 billion at year-end 2008 and $1.68 billion at year-end 2007. Given the increase in the market value of trust assets at year-end 2009 and assuming those values continue to grow as market conditions improve, management expects trust fees to increase during 2010.

Brokerage and insurance commissions decreased $602,000 or 16% during 2009 compared to an  increase of $622,000 or 20% during 2008. The decrease during 2009 occurred in the brokerage area as clients were uncertain about the condition of the financial markets and unwilling to make investments that could result in further losses in their portfolios. The decline at Heartland was consistent with the national average decrease of 16-20% other providers experienced during 2009. The increase during 2008 was primarily attributable to active promotion of brokerage and investment services at many of Heartland’s subsidiary banks and the receipt by Dubuque Bank and Trust Company’s insurance agency of insurance contingencies that exceeded the prior year’s amounts by nearly $160,000.

Securities gains totaled $8.6 million during 2009, $1.5 million during 2008 and $341,000 during 2007. Securities designed to outperform in a declining rate environment were sold during 2009 and replaced with securities that are expected to outperform as rates rise. As the yield curve steepened and the spreads on mortgage-backed securities in comparison to government agency securities widened during the first six months of 2008, management elected to sell a portion of its agency securities at gains and replace them with mortgage-backed securities that provided enhanced yields.

The equity securities trading portfolio recorded gains of $211,000 during 2009 compared to losses of $998,000 during 2008 and losses of $105,000 during 2007. The gains and losses recorded on this portfolio were generally reflective of the overall activity in the stock market. The losses recorded during 2008 included $270,000 recorded for further declines in the market value of Fannie Mae preferred securities that had been transferred into the trading portfolio in September 2008.

Impairment losses on securities deemed to be other than temporary totaled $40,000 during 2009 and $5.2 million during 2008. Nearly all of the loss in 2008 was attributable to Heartland’s investment in perpetual preferred securities issued by Fannie Mae, which was included in securities available for sale at a cost of $5.1 million. At September 30, 2008, these securities were written down to their trading value of $436,000 and transferred to the trading portfolio. Heartland does not hold any common or any other equity securities issued by Fannie Mae or Freddie Mac.

Gains on sale of loans totaled $6.1 million during 2009, $1.6 million during 2008 and $3.6 million during 2007. Included in these gains during 2007 was the sale of Heartland’s credit card portfolio at a gain of $1.0 million. Exclusive of this one-time event, Heartland’s gains on sale of loans generally results from the sale of 15- and 30--year, fixed-rate mortgage loans into the secondary market. During low rate environments and flat yield curve environments, customers are more apt to take these long-term mortgage loans, which Heartland usually elects to sell and retain servicing on these loans. Customer demand for these types of loans had decreased during 2008 as economic conditions softened. As long-term mortgage loan rates fell below 5.00 percent during the first half of 2009, refinancing activity significantly increased on 15- and 30-year, fixed-rate mortgage loans. During 2009, Heartland banks originated $825.2 million in new and refinanced mortgage loans to 4,560 borrowers compared to $328.4 million to 1,830 borrowers in 2008. Heartland normally elects to sell these types of loans into the secondary market and retains the servicing on these loans. If market rates on fixed rate mortgage loans increase during 2010, we would expect less refinance activity and therefore lower gains on sale of loans, unless there is a significant resurgence in the housing industry.

The change in cash surrender value on bank-owned life insurance resulted in income of $1.0 million during 2009 compared to a loss of $1.2 million during 2008 and income of $1.8 million during 2007. A large portion of Heartland’s bank-owned life insurance is held in a separate account product that experienced significant market value declines during the last half of 2008.

Other noninterest income increased $1.1 million or 83% during 2009 compared to 2008. Included in the 2009 noninterest income was $1.1 million in payments due from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition. During 2008, noninterest income increased $1.8 million or 355% over 2007. From time to time, Dubuque Bank and Trust Company has acquired a 99.9% ownership interest in different limited liability companies that own certified historic structures for which historic rehabilitation tax credits apply. Amortization of the investments in these limited liability companies was recorded in the other noninterest income category in the amount of $466,000 during 2008 and $1.2 million during 2007. Excluding this amortization, other noninterest income increased $88,000 or 5% during 2008.

Noninterest Expense

The table below shows Heartland’s noninterest expense for the years indicated:

(Dollars in thousands)
	For the years ended December 31,			% Change
	2009	2008	2007	2009/ 2008	2008/ 2007
Salaries and employee benefits	$60,465	$56,752	$54,568	7%	4%
Occupancy	8,992	9,019	7,902	-	14
Furniture and equipment	6,574	6,968	6,972	(6)	-
Professional fees	9,127	9,876	8,793	(8)	12
FDIC insurance assessments	6,578	1,446	762	355	90
Advertising	3,337	3,762	3,642	(11)	3
Goodwill impairment charge	12,659	-	-	-	-
Intangible assets amortization	866	943	892	(8)	6
Net loss on repossessed assets	10,847	827	1,004	1212	(18)
Other noninterest expenses	13,075	12,646	13,071	3	(3)
Total noninterest expense	$132,520	$102,239	$97,606	30%	5%
Efficiency ratio1	73.07%	68.78%	67.59%

1 Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

For 2009, noninterest expense increased $30.3 million or 30% when compared to 2008. Exclusive of the $12.7 million goodwill impairment charge, noninterest expense increased $17.6 million or 17%. The noninterest expense categories contributing to the increase during 2009 were employee salaries and benefits, FDIC assessments and net losses on repossessed assets. For 2008, total noninterest expense increased $4.6 million or 5% when compared to 2007. The noninterest expense categories experiencing the largest increases during 2008 were salaries and employee benefits, occupancy and outside services.

The largest component of noninterest expense, salaries and employee benefits, grew by $3.7 million or 7% during 2009 and $2.2 million or 4% during 2008. Total average full-time equivalent employees were 1,024 during 2009 compared to 1,006 during 2008 and 984 during 2007. The increase in 2009 was primarily due to the opening of Minnesota Bank & Trust in April 2008 and additional staffing at New Mexico Bank & Trust to grow its customer base, at Heartland’s operations center to provide support services to the bank subsidiaries and at Galena State Bank & Trust Co. as a result of The Elizabeth State Bank acquisition. The smaller increase during 2008 was primarily related to a slowdown in expansion efforts. All three years included lower employer incentive payouts and reduced employer contributions to Heartland’s retirement plan as earnings fell short of expectations.

Occupancy expense totaled $9.0 million in 2009 and 2008 compared to $7.9 million in 2007. The increase in 2008 was primarily a result of the opening of six new banking offices during 2007 and the 2008 opening of Heartland’s 10th bank subsidiary, Minnesota Bank & Trust, and one new banking office at New Mexico Bank & Trust. Wisconsin Community Bank celebrated the opening of its Madison, Wisconsin office in March 2007. New Mexico Bank & Trust opened its third branch office in Santa Fe in April 2007. Summit Bank & Trust opened its second branch office in Thornton, Colorado in May 2007 and acquired its third branch office in Erie, Colorado in October 2007. Rocky Mountain Bank opened its second branch office in Billings, Montana, in September 2007. Arizona Bank & Trust opened its sixth branch office in Gilbert, Arizona in October 2007. Even though branch expansion efforts adversely affect short-term profitability, management believed these investments offered great potential for Heartland’s future profitability. Of Heartland’s 61 banking offices, 16 have been opened within the past five years. Of these, seven have been open three years or less.  Management believes that it generally takes at least three years for new branch offices to become profitable. Therefore, Heartland has roughly ten percent of its distribution network yet to make a meaningful contribution to earnings. During 2009, deposits in offices open five years or less increased from $255.7 million to $406.4 million or 60%.

Professional fees decreased $749,000 or 8% during 2009 compared to an increase of $1.1 million or 12% during 2008. The increase in 2008 resulted primarily from additional legal fees related to collection efforts on nonperforming loans.

FDIC assessments totaled $6.6 million during 2009 compared to $1.4 million during 2008 and $762,000 during 2007, an increase of $5.1 million or 355% for 2009 and $684,000 or 90% in 2008. The significant increase in 2009 was primarily attributable to the FDIC assessment rate change from a range of 10 to 14 basis points to a range of 12 to 16 basis points beginning in the second quarter. Also included in the FDIC assessments recorded during 2009 was $1.7 million for the emergency special assessment. Credits applied towards FDIC assessments totaled $13,000 during 2009, $256,000 during 2008 and $868,000 during 2007.

Heartland’s goodwill, which is related to acquisitions in prior years, is evaluated for impairment on an annual basis or when events or circumstances suggest impairment may have occurred. Due to the adverse economic conditions in Heartland’s Arizona and Montana markets, management engaged an independent third party valuation expert to value the goodwill of those banks. As a result of these valuations in 2009, Heartland recorded a goodwill impairment charge of $5.2 million at Arizona Bank & Trust and $7.5 million at Rocky Mountain Bank. After the impairment charge was recorded, Heartland’s goodwill totaled $27.5 million or less than 1% of total assets at December 31, 2009.

Net losses on repossessed assets totaled $10.8 million during 2009 compared to $827,000 during 2008 and $1.0 million during 2007. The 2009 net loss on repossessed assets included $8.1 million in valuation adjustments due to decreasing real estate values, particularly in our Western markets.

Other noninterest expenses increased $429,000 or 3% during 2009 and decreased $425,000 or 3% during 2008. Included in 2007 other noninterest expenses was $339,000 of remaining unamortized issuance costs expensed due to the redemption of $13.0 million of floating rate trust preferred securities. The following types of expenses are classified in the other noninterest expenses category: supplies, telephone, software maintenance, software amortization, seminars and other staff expense.

Income Taxes

Excluding the non-deductible goodwill impairment charge, Heartland’s effective tax rate was 27.2% for 2009 compared to 22.7% for 2008. Heartland’s effective tax rate during 2009 did not include any federal rehabilitation tax credits, whereas Heartland’s effective tax rate during 2008 included $570,000 in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s ownership interests in limited liability companies that own certified historic structures. Heartland’s effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income exclusive of the non-deductible goodwill impairment charge, was 32.1% during 2009 compared to 50.5% during 2008. The tax-equivalent adjustment for this tax-exempt interest income was $4.5 million during 2009 compared to $3.9 million during 2008.

Income tax expense from continuing operations during 2008 decreased $6.1 million or 65% when compared to 2007, resulting in an effective tax rate of 22.7% for 2008 compared to 28.2% for 2007. Heartland’s effective tax rate is affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 50.5% during 2008 and 19.0% during 2007. The tax-equivalent adjustment for this tax-exempt interest income was $3.9 million during 2008 compared to $3.7 million during 2007. Heartland’s effective tax rate during 2007 included a tax benefit totaling $1.4 million in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s 99.9% ownership interest in two limited liability companies that own certified historic structures.

FINANCIAL CONDITION

At December 31, 2009, total assets had increased $382.7 million or 11% since year-end 2008. Securities represented 29% of total assets at December 31, 2009, compared to 25% at December 31, 2008. Additional securities were purchased during 2009 as deposit growth outpaced loan growth.

Lending Activities

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated:

LOAN AND LEASE PORTFOLIO
(Dollars in thousands)
	As of December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans and leases held to maturity:
Commercial and commercial real estate	$1,670,108	71.50%	$1,718,071	71.30%	$1,632,597	71.48%	$1,483,738	68.95%	$1,304,080	66.65%
Residential mortgage	175,059	7.49	203,921	8.46	217,044	9.50	225,343	10.47	219,671	11.23
Agricultural and agricultural real estate	256,780	10.99	247,664	10.28	225,663	9.88	233,748	10.86	230,357	11.77
Consumer	231,709	9.92	234,061	9.72	199,518	8.74	194,652	9.05	181,019	9.25
Lease financing, net	2,326	0.10	5,829	0.24	9,158	0.40	14,359	0.67	21,586	1.10
Gross loans and leases held to maturity	2,335,982	100.00%	2,409,546	100.00%	2,283,980	100.00%	2,151,840	100.00%	1,956,713	100.00%
Unearned discount	(2,491)		(2,443)		(2,107)		(1,875)		(1,870)
Deferred loan fees	(2,349)		(2,102)		(1,706)		(2,120)		(1,777)
Total loans and leases held to maturity	2,331,142		2,405,001		2,280,167		2,147,845		1,953,066
Loans covered under loss share agreements:
Commercial and commercial real estate	$15,068	47.29%	$-	-%	$-	-%	$-	-%	$-	-%
Residential mortgage	8,984	28.20	-	-	-	-	-	-	-	-
Agricultural and agricultural real estate	3,626	11.38	-	-	-	-	-	-	-	-
Consumer	4,182	13.13	-	-	-	-	-	-	-	-
Total loans covered under loss share agreements	31,860	100.00%	-	-%	-	-%	-	-%	-	-%
Allowance for loan and lease losses	(41,848)		(35,651)		(32,993)		(29,981)		(27,791)
Loans and leases, net	$2,321,154		$2,369,350		$2,247,174		$2,117,864		$1,925,275

The table below sets forth the remaining maturities by loan and lease category, including loans held for sale, as of December 31, 2009:

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES 1
(Dollars in thousands)
		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and commercial real estate	$727,357	$523,090	$242,252	$51,459	$141,018	$1,685,176
Residential mortgage	65,675	37,364	21,440	35,432	41,442	201,353
Agricultural and agricultural real estate	126,741	66,888	36,143	9,082	21,552	260,406
Consumer	52,908	68,135	9,132	14,677	91,039	235,891
Lease financing, net	1,377	900	-	49	-	2,326
Total	$974,058	$696,377	$308,967	$110,699	$295,051	$2,385,152

1 Maturities based upon contractual dates

Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.33 billion at December 31, 2009, compared to $2.41 billion at year-end 2008, a decrease of $73.9 million or 3%. The only loan category to experience growth during 2009 was agricultural and agricultural real estate loans, which also experienced a slight decrease during the fourth quarter of 2009. Total loans and leases, exclusive of The Elizabeth State Bank acquisition, decreased $36.7 million during the fourth quarter of 2009, decreased $7.2 million during the third quarter of 2009, increased $18.6 million during the second quarter of 2009 and decreased $48.6 million during the first quarter of 2009. Heartland experienced growth in total loans and leases of $124.8 million or 5% in 2008. The Bank Subsidiaries experiencing notable loan growth during 2008 were Dubuque Bank and Trust Company, New Mexico Bank & Trust and Summit Bank & Trust.

The commercial and commercial real estate loan category continues to be the primary focus for all the Heartland subsidiary banks. These loans have comprised 71% of the loan portfolio at year-end 2009, 2008 and 2007. These loans decreased $48.0 million or 3% during 2009 compared to an increase of $85.5 million or 5% during 2008. Most of the 2008 loan growth in the commercial and commercial real estate category occurred at Dubuque Bank and Trust Company, Riverside Community Bank, New Mexico Bank & Trust, Summit Bank & Trust and Minnesota Bank & Trust.

Residential mortgage loans experienced a decrease of $28.9 million or 14% during 2009 and $13.1 million or 6% during 2008. Management anticipates that growth in our residential mortgage loan portfolio will be slower in low interest rate environments when consumers are more apt to choose 15- and 30-year fixed-rate mortgage loans which are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Bank Subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Agricultural and agricultural real estate loans outstanding increased $9.1 million or 4% during 2009 and $22.0 million or 10% during 2008. Nearly all of the growth in 2009 occurred at Dubuque Bank and Trust Company. During 2008, a majority of the increase in agricultural and agricultural real estate loans occurred at Dubuque Bank and Trust Company and Wisconsin Community Bank. Of the $256.8 million in agricultural loans, over 70% were originated at Heartland’s Midwestern banks. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle, with approximately 32% being in grain production.

Consumer loans decreased $2.4 million or 1% during 2009 compared to an increase of $34.5 million or 17% during 2008. Growth in the consumer portfolio during 2008 occurred primarily at New Mexico Bank & Trust, Wisconsin Community Bank, Rocky Mountain Bank, Summit Bank & Trust and Citizens Finance Co. Consumer loans at Citizens Finance Co.’s comprised 21% of Heartland’s total consumer loan portfolio at December 31, 2009, and 20% as of December 31, 2008. Heartland’s expansion of its Citizens Finance Co. subsidiary has been put on hold until there is improvement in the economy. Contributing to the growth in consumer loans during 2008 was the successful origination of home equity lines of credit, primarily in Heartland’s Western banks.

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

Loans and leases secured by real estate, either fully or partially, totaled $1.8 billion or 78% of total loans and leases at December 31, 2009, and $1.9 billion or 78% of total loans and leases at December 31, 2008. More than 60% of the non-farm, nonresidential loans are owner occupied. The largest categories within Heartland’s real estate secured loans are listed below:

(Dollars in thousands)	As of December 31,
	2009	2008
Residential real estate, excluding residential construction and residential lot loans	$427,276	$400,112
Industrial, manufacturing, business and commercial	235,929	387,226
Agriculture	197,885	189,982
Land development and lots	176,995	147,729
Retail	161,008	120,942
Office	130,479	98,584
Hotel, resort and hospitality	101,182	97,931
Warehousing	72,639	51,773
Food and beverage	61,982	46,931
Multi-family	49,884	47,331
Residential construction	46,940	111,670

Nonperforming Loans And Leases And Other Nonperforming Assets

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS
(Dollars in thousands)
	As of December 31,
	2009	2008	2007	2006	2005
Not covered under loss share agreements:
Nonaccrual loans and leases	$78,118	$76,953	$30,694	$8,104	$14,877
Loans and leases contractually past due 90 days or more	17	1,005	1,134	315	115
Total nonperforming loans and leases	78,135	77,958	31,828	8,419	14,992
Other real estate	30,205	11,750	2,195	1,575	1,586
Other repossessed assets	501	1,484	438	349	471
Total nonperforming assets not covered under loss share agreements	$108,841	$91,192	$34,461	$10,343	$17,049
Covered under loss share agreements:
Nonaccrual loans and leases	$4,170	$-	$-	$-	$-
Loans and leases contractually past due 90 days or more	-	-	-	-	-
Total nonperforming loans and leases	4,170	-	-	-	-
Other real estate	363	-	-	-	-
Other repossessed assets	-	-	-	-	-
Total nonperforming assets covered under loss share agreements	$4,533	$-	$-	$-	$-

Restructured loans(1)	$46,656	$-	$-	$-	$-
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	3.35%	3.24%	1.40%	0.39%	0.77%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	4.61%	3.77%	1.51%	0.48%	0.87%
Nonperforming assets not covered under loss share agreements to total assets	2.71%	2.51%	1.06%	0.34%	0.60%

(1) Represents accruing restructured loans performing according to their restructured terms.

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

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $78.1 million or 3.35% of total loans and leases at December 31, 2009, compared to $78.0 million or 3.24% of total loans and leases at December 31, 2008, and $31.8 million or 1.40% of total loans and leases at December 31, 2007. Approximately 64%, or $50.1 million, of Heartland’s nonperforming loans at December 31, 2009, were to twenty borrowers, with $15.0 million originated by Rocky Mountain Bank, $13.7 million originated by Summit Bank & Trust, $7.5 million originated by Wisconsin Community Bank, $6.5 million originated by Arizona Bank & Trust, $2.9 million originated by New Mexico Bank & Trust, $2.9 million originated by Riverside Community Bank and $1.6 million originated by Dubuque Bank and Trust. At December 31, 2008, approximately 73%, or $56.9 million, of Heartland’s nonperforming loans were to eighteen borrowers, with $21.3 million originated by Rocky Mountain Bank, $15.3 million originated by Arizona Bank & Trust, $7.7 million originated by Summit Bank & Trust, $7.1 million originated by Wisconsin Community Bank, $3.1 million originated by Riverside Community Bank, $1.4 million originated by First Community Bank and $1.0 million originated by Dubuque Bank and Trust Company. The portion of Heartland’s nonperforming loans covered by government guarantees under the SBA or USDA lending programs was $3.3 million at December 31, 2009, and $2.9 million at December 31, 2008. The allowance for loan and lease losses related to total nonperforming loans and leases was $7.9 million at December 31, 2009, $4.4 million at December 31, 2008, and $1.8 million at December 31, 2007. The allowance for loan and lease losses related to total restructured loans and leases was $5.1 million at December 31, 2009. Heartland had no restructured loans at December 31, 2008 and 2007. The industry breakdown for these nonperforming loans at December 31, 2009, was $16.7 million lots and land development, $6.5 million real estate financing provider, $6.0 million construction and development of commercial real estate, $5.8 million transportation and $4.9 million lessors of real estate. The remaining $15.1 million was distributed among seven other industries.

Other real estate owned, exclusive of assets covered under the loss sharing agreements, was $30.2 million at December 31, 2009, compared to $11.8 million at year-end 2008. A majority of the increase during 2009 was attributable to the real estate securing two loans originated at Rocky Mountain Bank, which at December 31, 2009, had a market value totaling $13.5 million, comprised of $8.9 million on a residential subdivision development project in Bozeman, Montana and $4.6 million on a condominium development project in Big Sky, Montana. Liquidation strategies have been identified for all the assets held in other real estate owned. Management plans to market these properties under an orderly liquidation process instead of under a quick liquidation process which would most likely result in discounts greater than the projected carrying costs. As a result of continued collection activities, it is likely that other real estate owned will rise during the first half of 2010.

In certain circumstances, Heartland may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Although, many of Heartland’s loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes, Heartland has also participated in certain restructuring programs for residential real estate borrowers. In general, certain residential real estate borrowers facing an interest rate reset that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. In addition, during 2009, Heartland began participating in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”) for loans in its servicing portfolio. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating Heartland for a portion of the reduction in monthly amounts due from borrowers participating in this program. Heartland also utilizes a similar mortgage loan restructuring program for certain borrowers within its portfolio loans.

The Bank Subsidiaries have not been active in the origination of subprime loans. Consistent with Heartland’s community banking model, which includes meeting the legitimate credit needs within the communities served, the Bank Subsidiaries may make loans to borrowers possessing subprime characteristics if there are mitigating factors present that reduce the potential default risk of the loan.

At December 31, 2009, $104.4 million or 56% of the consumer loans originated by the Heartland banks were in home equity lines of credit (“HELOC’s”) compared to $106.0 million or 56% at December 31, 2008. Under Heartland’s policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, Heartland’s internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, HELOC’s are established at an 80% loan to value.

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

The allowance for loan and lease losses at December 31, 2009, was 1.80% of loans and leases and 53.56% of nonperforming loans, compared to 1.48% of loans and leases and 45.73% of nonperforming loans at December 31, 2008, and 1.45% of loans and leases and 103.66% of nonperforming loans and leases at December 31, 2007. The provision for loan losses was $39.4 million for 2009 compared to $29.3 million for 2008 and $10.1 million for 2007. Additions to the allowance for loan and lease losses during both 2009 and 2008 were driven by a variety of factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values and higher levels of charge-offs, primarily in Heartland’s Western markets of Arizona, Montana and Colorado. Additions to the allowance for loan and lease losses during 2007 were primarily a result of the downgrading of credits as the economy softened and real estate values declined, particularly in the Phoenix market, and an increase in nonperforming loans and the impact historical losses have on the calculation of the adequacy of Heartland’s allowance for loan and lease losses. Also contributing to the growth in the allowance for loan and lease losses during both 2008 and 2007 was the expansion of the loan portfolio, particularly in the more complex commercial loan category and in the new markets Heartland has entered in which Heartland had little or no previous lending experience.

The amount of net-charge offs recorded by Heartland was $33.2 million during 2009 compared to $26.7 million during 2008. As a percentage of average loans and leases, net charge-offs were 1.38% during 2009 and 1.15% during 2008. A large portion of the net charge-offs during both years was related to commercial real estate development loans and residential lot loans. Heartland has generally recognized the charge-off on a loan when the loan was resolved, sold or transferred to other real estate owned. However, during the last half of 2008, Heartland began to recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. Citizens Finance Co., Heartland's consumer finance subsidiary, experienced net charge-offs of $1.9 million during 2009 and $2.0 million during 2008. Net losses as a percentage of average loans, net of unearned, at Citizens were 4.27% for 2009 compared to 4.83% for 2008 and 4.31% for 2007. Loans with payments past due for more than thirty days at Citizens were 5.41% of gross loans at year-end 2009 compared to 6.69% of gross loans at year-end 2008 and 7.06% of gross loans at year-end 2007. Although Heartland may periodically experience a charge-off of more significance on an individual credit, management feels the credit culture at Heartland and its subsidiary banks remains solid.

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

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
	As of December 31,
	2009	2008	2007	2006	2005
Allowance at beginning of year	$35,651	$32,993	$29,981	$27,791	$24,973
Charge-offs:
Commercial and commercial real estate	26,883	22,487	5,226	1,494	2,203
Residential mortgage	1,869	1,010	237	227	75
Agricultural and agricultural real estate	496	33	-	148	160
Consumer	4,712	4,217	3,101	2,120	2,141
Lease financing	1,005	-	-	-	-
Total charge-offs	34,965	27,747	8,564	3,989	4,579
Recoveries:
Commercial and commercial real estate	1,073	226	983	1,031	544
Residential mortgage	79	18	4	95	1
Agricultural and agricultural real estate	32	177	-	62	141
Consumer	601	665	654	545	466
Lease financing	-	-	-	-	-
Total recoveries	1,785	1,086	1,641	1,733	1,152
Net charge-offs 1 2	33,180	26,661	6,923	2,256	3,427
Provision for loan and lease losses from continuing operations	39,377	29,319	10,073	3,883	6,533
Provision for loan and lease losses from discontinued operations	-	-	-	(5)	31
Additions related to acquisitions	-	-	-	591	-
Reduction related to discontinued operations	-	-	(138)	(23)	-
Adjustment for transfer to other liabilities for unfunded commitments	-	-	-	-	(319)
Allowance at end of year	$41,848	$35,651	$32,993	$29,981	$27,791
Net charge-offs to average loans and leases	1.38%	1.15%	0.30%	0.11%	0.18%

1	Includes net charge-offs at Citizens Finance, Heartland’s consumer finance company, of $1,942 for 2009; $2,012 for 2008; $1,646 for 2007; $1,215 for 2006; and $1,185 for 2005.
2	Includes net charge-offs on loans covered under loss share agreements of $1,344 for 2009.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
	As of December 31,
	2009		2008		2007		2006		2005
	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases	Amount	Loan / Lease Category to Gross Loans & Leases
Commercial and commercial real estate	$33,585	71.50%	$23,133	71.30%	$22,564	71.48%	$18,612	68.95%	$17,478	66.65%
Residential mortgage	1,691	7.49	2,007	8.46	2,345	9.50	1,688	10.47	1,593	11.23
Agricultural and agricultural real estate	2,852	10.99	2,013	10.28	1,868	9.88	2,075	10.86	2,526	11.77
Consumer	3,566	9.92	3,322	9.72	2,954	8.74	3,008	9.05	2,893	9.25
Lease financing	17	0.10	97	0.24	128	0.40	192	0.67	149	1.10
Unallocated	137		5,079		3,134		4,406		3,152
Total allowance for loan and lease losses	$41,848		$35,651		$32,993		$29,981		$27,791

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 29% of total assets at December 31, 2009, and 25% of total assets at December 31, 2008. Total available for sale securities as of December 31, 2009, were $1.14 billion, an increase of $263.8 million or 30% from year-end 2008. Total available for sale securities as of December 31, 2008, were $871.7 million, an increase of $189.3 million or 28% from year-end 2007. Additional securities were purchased during both years as loan growth slowed.

The composition of the securities portfolio shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities during 2009 and 2008 as the spread on mortgage-backed securities widened in comparison to government agency securities. The percentage of mortgage-backed securities was 53% at year-end 2009 compared to 56% at year-end 2008 and 36% at year-end 2007. More than 75% of Heartland’s mortgage-backed securities are issuances of government-sponsored enterprises as of year-end 2009.

The table below presents the composition of the securities portfolio, by major category:

SECURITIES PORTFOLIO COMPOSITION
(Dollars in thousands)
	As of December 31,
	2009		2008		2007
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$279,441	23.78%	$195,356	21.62%	$255,257	37.10%
Mortgage-backed securities	623,949	53.09	509,501	56.38	244,934	35.60
Obligations of states and political subdivisions	238,893	20.33	163,597	18.10	147,398	21.42
Other securities	32,934	2.80	35,251	3.90	40,472	5.88
Total	$1,175,217	100.00%	$903,705	100.00%	$688,061	100.00%

Heartland had $30.4 million of equity securities, including capital stock in the various Federal Home Loan Banks of which the Bank Subsidiaries are members and all of which were classified as available for sale at December 31, 2009.  The tables below present the maturities of the debt securities in the securities portfolio at December 31, 2009, by major category and classification as available for sale or held to maturity:

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$33,316	0.68%	$194,625	1.95%	$51,500	3.22%	$-	-%	$279,441	2.39%
Mortgage-backed securities	57,855	4.32	509,548	5.80	33,224	6.03	11,311	5.47	611,938	5.66
Obligations of states and political subdivisions 1	8,533	5.50	41,550	5.48	101,824	5.77	59,943	6.61	211,850	5.94
Corporate debt securities	-	-	-	-	-	-	1,872	12.45	1,872	12.45
Total	$99,704	3.20%	$745,723	4.77%	$186,548	5.11%	$73,126	7.47%	$1,105,101	4.90%

1	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$-	-%	$4,765	7.98%	$6,075	10.46%	$1,171	8.06%	$12,011	9.17%
Obligations of states and political subdivisions 1	-	-	-	-	1,289	5.87	25,754	6.49	27,043	7.76
Total	$-	-%	$4,765	7.98%	$7,364	9.66%	$26,925	7.86%	$39,054	8.20%

1	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

Although there remains a net unrealized aggregate gain on the debt securities held in Heartland’s available for sale portfolio, some of those securities had market values below their amortized cost basis at December 31, 2009. Because the majority of the decline in market value is attributable to changes in interest rates and not credit quality, and because Heartland has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Heartland did not consider those investments to be other-than-temporarily impaired at December 31, 2009. See Note 5 to Heartland’s consolidated financial statements for further discussion regarding unrealized losses on Heartland’s securities portfolio.

Deposits And Borrowed Funds

The table below sets forth the distribution of Heartland’s average deposit account balances and the average interest rates paid on each category of deposits for the years indicated:

AVERAGE DEPOSITS
(Dollars in thousands)
	For the years ended December 31,
	2009			2008			2007
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$437,468	15.36%	0.00%	$372,496	15.17%	0.00%	$362,109	15.34%	0.00%
Savings	1,282,212	45.03	1.44	938,701	38.22	1.94	831,675	35.22	2.69
Time deposits less than $100,000	754,814	26.51	3.06	807,617	32.89	4.02	876,146	37.11	4.70
Time deposits of $100,000 or more	373,159	13.10	3.00	336,926	13.72	3.98	291,073	12.33	4.92
Total deposits	$2,847,653	100.00%		$2,455,740	100.00%		$2,361,003	100.00%

Total average deposits experienced an increase of $391.9 million or 16% during 2009 and $94.7 million or 4% during 2008. Exclusive of brokered deposits, total average deposits increased $423.3 million or 18% during 2009 and $126.1 million or 6% during 2008. The Elizabeth State Bank acquisition included $49.5 million in deposits, which accounted for $24.8 million of the growth in average deposits for 2009 as these deposits were only with Heartland for half of the year. All the Bank Subsidiaries experienced growth in nonbrokered deposits during 2009. For 2008, all the Bank Subsidiaries, except for Wisconsin Community Bank and Arizona Bank & Trust, experienced growth in nonbrokered deposits. During both years, this growth was weighted more heavily in Heartland’s Midwestern markets, which were responsible for nearly 58% of the growth during 2009 and 61% during 2008. The addition of new banking locations in both the West and Midwest have contributed to the growth in deposits, as well as the increased focus on attracting new deposit customers in all of the markets served by the Bank Subsidiaries.

Growth in demand and savings deposits is attributable to an increased emphasis on non-maturity core deposit products over higher-cost certificates of deposit. Additionally, commercial and retail customers have continued to build cash reserves. Average demand deposits increased $65.0 million or 17% during 2009 and $10.4 million or 3% during 2008. Management will continue to focus efforts on growing demand deposit account balances with internally-developed, companywide acquisition programs. The percentage of Heartland’s total average demand deposit balances attributable to branch banking offices in our Western markets was 59% in 2009 compared to 56% in 2008 and 58% in 2007.

Average savings deposit balances increased by $343.5 million or 37% during 2009 and $107.0 million or 13% during 2008. A large portion of the growth in savings deposits during both years was attributable to the January 2008 introduction of a new retail interest-bearing checking account product, the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product initially rolled out to business depositors during the second quarter of 2008 and a promotional offer on a new money market savings product offered late in the third quarter of 2008. The percentage of Heartland’s total average savings deposits balances attributable to branch banking officers in our Western markets was 39% in 2009 compared to 40% in 2008 and 2007.

Average time deposits, excluding brokered time deposits, increased $14.8 million or 1% during 2009 and $8.7 million or 1% during 2008. The slower growth in time deposits is attributable to an increased emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Bank Subsidiaries have priced time deposit products competitively to retain existing deposit customers, but not to attract new customers. The percentage of Heartland’s total average time deposit balances attributable to branch banking offices in our Western markets was 38% during 2009 compared to 35% during 2008 and 2007.

Average brokered time deposits as a percentage of total average deposits were 2% during 2009 compared to 3% during 2008 and 5% during 2007. The reliance on brokered time deposits has decreased during the more recent years as the Heartland banks were able to grow deposits in their own markets at comparable rates.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2009:

TIME DEPOSITS $100,000 AND OVER
(Dollars in thousands)
December 31, 2009
3 months or less	$64,633
Over 3 months through 6 months	56,610
Over 6 months through 12 months	64,711
Over 12 months	146,628
$332,582

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term Federal Home Loan Bank ("FHLB") advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of December 31, 2009, the amount of short-term borrowings was $162.4 million compared to $210.2 million at year-end 2008, a decrease of $47.8 million or 23%, primarily due to activity in retail repurchase agreements. All of the Bank Subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the reserve requirements of the Bank Subsidiaries, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $145.6 million at December 31, 2009, compared to $170.5 million at year-end 2008, a decrease of $24.9 million or 15%. For 2008, these balances had decreased $67.4 million or 28% over the balances at year-end 2007, primarily as a result of the conversion of several retail repurchase agreement sweep accounts to a new money market sweep product rolled out to business depositors during the second quarter of 2008. At year-end 2008, short-term borrowings were $210.2 million compared to $354.1 million at year-end 2007, a decrease of $143.9 million or 41%. Management elected to utilize some additional long-term FHLB borrowings in 2008 as the interest rates on these borrowings were at lower levels than other funding alternatives, particularly brokered deposits.

Also included in short-term borrowings is the revolving credit line Heartland established with an unaffiliated bank on September 28, 2009, primarily to provide working capital to Heartland. This credit line may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. Under this unsecured revolving credit line, Heartland may borrow up to $15.0 million at any one time. At December 31, 2009, $5.0 million was outstanding on this revolving credit line.During 2008, short-term borrowings included a $60.0 million revolving credit line Heartland had with third-party banks, primarily to provide working capital to Heartland and Citizens Finance Co. At December 31, 2007, a total of $15.0 million was outstanding on this credit line. On December 19, 2008, Heartland received $81.7 million through participation in the CPP. In an effort to prudently manage its funding costs until the Bank Subsidiaries were in need of additional capital to meet loan demands or an acquisition of a financial institution in an existing market was identified, Heartland used $34.0 million of the CPP funds received to extinguish the debt on its credit line and terminate the credit agreement. Heartland continues to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets.

The following table reflects short-term borrowings, which in the aggregate have average balances during the period greater than 30% of stockholders' equity at the end of the period:

SHORT-TERM BORROWINGS
(Dollars in thousands)
	As of or for the years ended December 31,
	2009	2008	2007
Balance at end of period	$162,349	$210,184	$354,146
Maximum month-end amount outstanding	205,747	367,991	354,146
Average month-end amount outstanding	140,289	230,680	291,289
Weighted average interest rate at year-end	0.58%	0.68%	2.90%
Weighted average interest rate for the year	0.51%	1.95%	4.62%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. These borrowings were $451.4 million at December 31, 2009, compared to $437.8 million at December 31, 2008, an increase of $13.6 million or 3%. Other borrowings include wholesale repurchase agreements which totaled $135.0 million at December 31, 2009, and $120.0 million at December 31, 2008. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2009, is as follows:

 (Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/09	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/30	09/07/10
20,000	10/10/03	8.25%	8.25%	10/10/33	03/31/10
25,000	03/17/04	2.75% over Libor	3.00%	03/17/34	03/17/10
20,000	01/31/06	1.33% over Libor	1.61%	04/07/36	04/07/11
20,000	06/21/07	6.75%	6.75%	09/15/37	06/15/12
20,000	06/26/07	1.48% over Libor	1.74%	09/01/37	09/01/12
$110,000

Also in other borrowings are the Bank Subsidiaries’ borrowings from the regional Federal Home Loan Banks. All of the Bank Subsidiaries, except for Heartland’s most recent de novo bank, Minnesota Bank & Trust, own stock in the Federal Home Loan Bank of Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at December 31, 2009, totaled $199.1 million compared to $199.5 million at December 31, 2008, and $93.5 million at December 31, 2007. Total FHLB borrowings at December 31, 2009, had an average rate of 3.26 percent and an average maturity of 3.38 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 1.86 years. For additional information regarding these borrowings see Note 12 to our consolidated financial statements.

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

The following table summarizes Heartland’s significant contractual obligations and other commitments as of December 31, 2009:

(Dollars in thousands)
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$1,035,386	$528,774	$299,643	$170,107	$36,862
Long-term debt obligations	451,429	182,038	73,844	61,219	134,328
Operating lease obligations	5,382	906	1,059	539	2,878
Purchase obligations	5,595	2,182	3,340	73	-
Other long-term liabilities	2,139	109	290	304	1,436
Total contractual obligations	$1,499,931	$714,009	$378,176	$232,242	$175,504

Other commitments:
Lines of credit	$603,383	$499,321	$57,377	$21,330	$25,355
Standby letters of credit	26,681	23,766	2,403	359	153
Total other commitments	$630,064	$523,087	$59,780	$21,689	$25,508

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 13.53% and 15.20%, respectively, on December 31, 2009, compared to 13.26% and 14.91%, respectively, on December 31, 2008, and 9.74% and 12.48%, respectively, on December 31, 2007. At December 31, 2009, Heartland’s leverage ratio, the ratio of Tier 1 capital to total average assets, was 9.64% compared to 10.68% and 8.01% at December 31, 2008 and 2007, respectively. Heartland and its Bank Subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized Heartland and each of its Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the table below:

RISK-BASED CAPITAL RATIOS 1
(Dollars in thousands)
	As of and for the year ended December 31,
	2009		2008		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$380,334	13.53%	$368,101	13.26%	$253,675	9.74%
Tier 1 capital minimum requirement	112,471	4.00%	111,017	4.00%	104,191	4.00%
Excess	$267,863	9.53%	$257,084	9.26%	$149,484	5.74%
Total capital	$427,523	15.20%	$413,913	14.91%	$325,016	12.48%
Total capital minimum requirement	224,943	8.00%	222,035	8.00%	208,382	8.00%
Excess	$202,580	7.20%	$191,878	6.91%	$116,634	4.48%
Total risk-adjusted assets	$2,811,782		$2,775,436		$2,604,771

1
Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%

LEVERAGE RATIOS 1
(Dollars in thousands)
	As of and for the year ended December 31,
	2009		2008		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$380,334	9.64%	$368,101	10.68%	$253,675	8.01%
Tier 1 capital minimum requirement 2	157,830	4.00%	137,917	4.00%	126,644	4.00%
Excess	$222,504	5.64%	$230,184	6.68%	$127,031	4.01%
Average adjusted assets	$3,945,757		$3,447,927		$3,166,102

1	The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
2
Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. During 2009, Heartland invested capital of $26.0 million into Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. The primary purpose of Heartland Community Development Inc. is to hold and manage certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous. Heartland Community Development Inc. purchased other real estate with a fair value of $26.0 million from certain of the Bank Subsidiaries during 2009.

Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 7.66% on the original investment amount, whichever is greater. Heartland pays the 7.66% minimum return to the minority stockholders annually. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

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

On December 19, 2008, Heartland received $81.7 million through participation in the CPP. Funds received by Heartland were allocated to debt reduction (including $34.0 million used to extinguish debt on Heartland’s credit line), capital maintenance at the Bank Subsidiaries and short-term investments. Heartland continues to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets, such as The Elizabeth State Bank acquisition completed during the third quarter of 2009.

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current issues in the banking industry and the availability of capital via the CPP, Heartland has changed its strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets Heartland currently serves, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Additionally, management has asked regulators to notify them when troubled institutions surface in Heartland’s existing markets. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

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

Investing activities from continuing operations used cash of $219.8 million during 2009 compared to $402.2 million during 2008 and $236.1 million during 2007. The proceeds from securities sales, paydowns and maturities were $437.0 million during 2009 compared to $300.8 million during 2008 and $244.2 million during 2007. Purchases of securities used cash of $683.4 million during 2009 compared to $531.3 million during 2008 and $307.8 million during 2007. The net decrease in loans and leases generated $8.2 million of cash during 2009 while the net increase in loans and leases used cash of $164.5 million during 2008 and $135.3 million during 2007. Also contributing to cash outflows from investing activities during 2007 was the $20.5 million purchase of bank-owned life insurance policies.

Financing activities from continuing operations provided cash of $311.0 million during 2009 compared to $365.3 million during 2008 and $202.6 million during 2007. A net increase in deposit accounts generated $360.5 million of cash during 2009 compared to $263.9 million during 2008 and $95.4 million during 2007. Activity in short-term borrowings used cash of $53.7 million during 2009 and $144.0 million during 2008 compared to providing cash of $80.3 million during 2007. Cash proceeds from other borrowings were $55.6 million during 2009 compared to $222.1 million during 2008 and $62.5 million during 2007. Repayments on other borrowings used cash of $42.0 million during 2009 compared to $47.8 million during 2008 and $23.4 million during 2007. Proceeds from the issuance of preferred stock associated with participation in the CPP totaled $81.7 million during 2008. The preferred shares require cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year after the fifth year and rank senior to the common stock. The preferred shares may be redeemed at any time pending approval from the banking regulatory authorities.

Total cash provided by operating activities from continuing operations was $39.9 million during 2009 compared to $41.4 million during 2008 and $41.2 million during 2007. Cash used for the payment of income taxes was $7.3 million during 2009 compared to $9.4 million during 2008 and $17.3 million during 2007. The larger payment in 2007 resulted from the sale of Heartland’s fleet leasing subsidiary, ULTEA, Inc., during the fourth quarter of 2006.

The totals previously discussed did not include the cash flows related to the discontinued operations at the Broadus branch during 2007. Net cash provided from investing activities of discontinued operations of the Broadus branch was $22.6 million during 2007. During 2007, financing activities from the discontinued operations of the Broadus branch used cash of $32.5 million. Relative to operating activities, cash provided from the discontinued operations of the Broadus branch was $10,000 during 2007. For additional information regarding these discontinued operations see note 3 to Heartland’s consolidated financial statements.

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

At December 31, 2009, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $15.0 million, of which $5.0 million had been borrowed. This credit agreement contains specific covenants which are listed in Note 11 to the consolidated financial statements. At December 31, 2009, Heartland was in compliance with these covenants.

The ability of Heartland to pay dividends to its stockholders is partially dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $59.8 million as of December 31, 2009.

EFFECTS OF INFLATION

Consolidated financial data included in this report has been prepared in accordance with U.S. generally accepted accounting principles. Presently, these principles require reporting of financial position and operating results in terms of historical dollars, except for available for sale securities, trading securities and derivative instruments, which require reporting at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the Bank Subsidiaries and, on a consolidated basis, by Heartland’s executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and the Bank Subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of the Bank Subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although Heartland has entered into derivative financial instruments to mitigate the exposure of Heartland’s net interest income to a change in the rate environment, management does not believe that Heartland’s primary market risk exposures have changed significantly in 2009 when compared to 2008.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates during 2009 and 2008 instead of the 200 basis point shift typically used. The most recent reviews at December 31, 2009 and 2008, provided the following results:

	2009		2008
	Net Interest Income (in thousands)	% Change From Base	Net Interest Income (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$134,074	0.05%	$117,957	1.02%
Base	$134,002		$116,762
Up 200 Basis Points	$130,832	(2.37)%	$113,969	(2.39)%

Year 2
Down 100 Basis Points	$127,041	(5.19)%	$115,369	(1.19)%
Base	$130,973	(2.26)%	$115,348	(1.21)%
Up 200 Basis Points	$131,626	(1.77)%	$114,905	(1.59)%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. As of December 31, 2009, these securities had a carrying value of $695,000 or 0.02% of total assets compared to $1.7 million or 0.05% of total assets at year-end 2008.

ITEM 8.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		December 31,	December 31,
	Notes	2009	2008
ASSETS
Cash and due from banks	4	$177,619	$48,977
Federal funds sold and other short-term investments		4,791	2,326
Cash and cash equivalents		182,410	51,303
Securities:	5
Trading, at fair value		695	1,694
Available for sale, at fair value (cost of $1,125,665 for 2009 and $875,143 for 2008)		1,135,468	871,686
Held to maturity-at cost (fair value of $37,477 for 2009 and $26,326 for 2008)		39,054	30,325
Loans held for sale		17,310	19,695
Gross loans and leases:	6
Held to maturity		2,331,142	2,405,001
Loans covered by loss share agreement	2, 6	31,860	-
Allowance for loan and lease losses	7	(41,848)	(35,651)
Loans and leases, net		2,321,154	2,369,350
Premises, furniture and equipment, net	8	118,835	120,500
Other real estate, net		30,568	11,750
Goodwill	9	27,548	40,207
Other intangible assets, net	9	12,380	8,079
Cash surrender value on life insurance		55,516	54,431
FDIC indemnification asset	2	5,532	-
Other assets		66,521	51,248
TOTAL ASSETS		$4,012,991	$3,630,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:	10
Demand		$460,645	$383,061
Savings		1,554,358	1,128,312
Time		1,035,386	1,128,859
Total deposits		3,050,389	2,640,232
Short-term borrowings	11	162,349	210,184
Other borrowings	12	451,429	437,833
Accrued expenses and other liabilities		33,767	33,396
TOTAL LIABILITIES		3,697,934	3,321,645
STOCKHOLDERS’ EQUITY:	17, 18, 19
Preferred stock (par value $1 per share; authorized, 102,302 shares;, none issued or outstanding)		-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)		-	-
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1,000 per share; authorized 81,698 shares; issued 81,698 shares)		77,224	75,578
Common stock (par value $1 per share; authorized, 25,000,000 shares at December 31, 2009 and 20,000,000 shares at December 31, 2008; issued 16,611,671 shares)		16,612	16,612
Capital surplus		44,284	43,827
Retained earnings		172,487	177,753
Accumulated other comprehensive income (loss)		7,107	(1,341)
Treasury stock at cost (265,309 shares at December 31, 2009 and 337,181 shares at December 31, 2008)		(5,433)	(6,826)
TOTAL STOCKHOLDERS’ EQUITY		312,281	305,603
Noncontrolling interest		2,776	3,020
TOTAL EQUITY		315,057	308,623
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,012,991	$3,630,268

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2009	2008	2007
INTEREST INCOME:
Interest and fees on loans and leases	6	$154,887	$164,349	$186,795
Interest on securities:
Taxable		39,782	31,231	21,937
Nontaxable		8,595	6,688	6,079
Interest on federal funds sold		2	299	387
Interest on interest bearing deposits in other financial institutions		27	18	33
TOTAL INTEREST INCOME		203,293	202,585	215,231
INTEREST EXPENSE:
Interest on deposits	10	52,744	64,104	77,865
Interest on short-term borrowings		733	4,571	13,293
Interest on other borrowings		17,053	18,224	14,733
TOTAL INTEREST EXPENSE		70,530	86,899	105,891
NET INTEREST INCOME		132,763	115,686	109,340
Provision for loan and lease losses	7	39,377	29,319	10,073
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		93,386	86,367	99,267
NONINTEREST INCOME:
Service charges and fees		12,541	11,654	11,108
Loan servicing income		9,666	4,600	4,376
Trust fees		7,773	7,906	8,053
Brokerage and insurance commissions		3,117	3,719	3,097
Securities gains, net		8,648	1,525	341
Gain (loss) on trading account securities		211	(998)	(105)
Impairment loss on equity securities		(40)	(5,151)	-
Gains on sale of loans		6,084	1,610	3,578
Income (loss) on bank-owned life insurance		1,002	(1,184)	1,777
Gain on acquisition		1,296	-	-
Gain on sale of merchant services		-	5,200	-
Other noninterest income		2,406	1,315	(515)
TOTAL NONINTEREST INCOME		52,704	30,196	31,710
NONINTEREST EXPENSES:
Salaries and employee benefits	15, 17	60,465	56,752	54,568
Occupancy	16	8,992	9,019	7,902
Furniture and equipment	8	6,574	6,968	6,972
Professional fees		9,127	9,876	8,793
FDIC insurance assessments		6,578	1,446	762
Advertising		3,337	3,762	3,642
Goodwill impairment charge	9	12,659	-	-
Intangible assets amortization	9	866	943	892
Net loss on repossessed assets		10,847	827	1,004
Other noninterest expenses		13,075	12,646	13,071
TOTAL NONINTEREST EXPENSES		132,520	102,239	97,606
INCOME BEFORE INCOME TAXES		13,570	14,324	33,371
Income taxes	14	7,196	3,312	9,409
INCOME FROM CONTINUING OPERATIONS		6,374	11,012	23,962
Discontinued operations:
Income from discontinued operations before income taxes		-	-	2,756
Income taxes		-	-	1,085
INCOME FROM DISCONTINUED OPERATIONS		-	-	1,671
NET INCOME		6,374	11,012	25,633
Net income available to noncontrolling interest, net of tax		188	280	-
NET INCOME ATTRIBUTABLE TO HEARTLAND		6,562	11,292	25,633
Preferred dividends and discount		(5,344)	(178)	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$1,218	$11,114	$25,633
EARNINGS PER COMMON SHARE – BASIC		$0.07	$0.68	$1.56
EARNINGS PER COMMON SHARE – DILUTED		$0.07	$0.68	$1.54
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS-BASIC		$0.07	$0.68	$1.45
EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS-DILUTED		$0.07	$0.68	$1.44
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.40	$0.40	$0.37

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$6,374	$11,012	$25,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,036	9,244	8,938
Goodwill impairment charge	12,659	-	-
Provision for loan and lease losses	39,377	29,319	10,073
Provision for deferred taxes	(2,598)	(3,311)	(1,564)
Net amortization (accretion) of premium/discount on securities	2,492	(397)	(318)
Securities gains, net	(8,648)	(1,525)	(341)
(Increase) decrease in trading account securities	795	194	(320)
Loss on impairment of equity securities	40	5,151	-
Stock based compensation	953	920	1,459
Loans originated for sale	(805,250)	(266,936)	(305,391)
Proceeds on sales of loans	808,949	261,531	318,340
Net gain on sales of loans	(6,084)	(1,610)	(3,578)
(Increase) decrease in accrued interest receivable	(933)	1,460	221
Increase in prepaid expenses	(17,979)	(193)	(557)
Decrease in accrued interest payable	(2,564)	(3,182)	(941)
Gain on acquisition	(1,296)	-	-
Other, net	4,558	(312)	(10,499)
Net cash provided by operating activities from continuing operations	39,881	41,365	41,155
Net cash provided by operating activities from discontinued operations	-	-	10
Net cash provided by operating activities	39,881	41,365	41,165
Cash Flows From Investing Activities:
Proceeds from the sale of securities available for sale	198,086	99,265	35,801
Proceeds from the sale on securities held to maturity	1,659	-	-
Proceeds from the maturity of and principal paydowns on securities available for sale	234,640	201,022	208,411
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,592	485	33
Purchase of securities available for sale	(670,493)	(506,254)	(303,596)
Purchase of securities held to maturity	(12,895)	(25,038)	(4,205)
Net (increase) decrease in loans and leases	8,156	(164,481)	(135,305)
Purchase of bank-owned life insurance policies	-	-	(20,500)
Capital expenditures	(6,596)	(9,503)	(20,033)
Net cash and cash equivalents received in acquisition, net of cash paid	7,193	-	-
Net cash and cash equivalents received from sale of discontinued operations	-	-	2,416
Proceeds on sale of OREO and other repossessed assets	17,871	2,334	840
Net cash used by investing activities from continuing operations	(219,787)	(402,170)	(236,138)
Net cash provided by discontinued operations	-	-	22,631
Net cash used by investing activities	(219,787)	(402,170)	(213,507)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	475,702	274,838	56,897
Net increase (decrease) in time deposit accounts	(115,192)	(10,905)	38,459
Net increase (decrease) in short-term borrowings	(53,663)	(143,962)	80,263
Proceeds from other borrowings	55,552	222,063	62,502
Repayments of other borrowings	(41,956)	(47,837)	(23,418)
Proceeds from issuance of preferred stock and warrant	-	81,698	-
Purchase of treasury stock	(236)	(6,978)	(9,821)
Proceeds from issuance of common stock	970	2,358	2,828
Excess tax benefits on exercised stock options	18	462	896
Dividends paid	(10,182)	(6,461)	(6,050)
Net cash provided by financing activities from continuing operations	311,013	365,276	202,556
Net cash used by financing activities from discontinued operations	-	-	(32,525)
Net cash provided by financing activities	311,013	365,276	170,031
Net increase (decrease) in cash and cash equivalents	131,107	4,471	(2,311)
Cash and cash equivalents at beginning of year	51,303	46,832	49,143
CASH AND CASH EQUIVALENTS AT END OF YEAR	$182,410	$51,303	$46,832
Supplemental disclosure:
Cash paid for income/franchise taxes	$7,269	$9,406	$17,322
Cash paid for interest	$73,094	$90,081	$106,832
Acquisitions:
Net assets acquired	$5,625	$-	$650
Cash received (paid) for acquisition	$3,995	$-	$(50)
Cash acquired from acquisition	$3,198	$-	$-
Net cash received (paid) for acquisition	$7,193	$-	$(50)

See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Acculumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at January 1, 2007	$-	$16,572	$37,963	$154,308	$868	$-	$-	$209,711
Net Income				25,633				25,633
Unrealized gain (loss) on securities available for sale					8,715			8,715
Unrealized gain (loss) on derivatives arising during the period, net of realized gains of $6					672			672
Reclassification adjustment for net security gains realized in net income					(341)			(341)
Income taxes					(3,408)			(3,408)
Comprehensive income								31,271
Cash dividends declared:
Common, $.37 per share				(6,050)				(6,050)
Purchase of 407,245 shares of common stock						(9,821)		(9,821)
Issuance of 262,181 shares of common stock		40	(2,153)			6,143		4,030
Commitments to issue common stock			1,459					1,459
Balance at December 31, 2007	$-	$16,612	$37,269	$173,891	$6,506	$(3,678)	$-	$230,600

Cumulative effect from adoption of EITF 06-4				(791)				(791)
Balance at January 1, 2008	-	16,612	37,269	173,100	6,506	(3,678)	-	229,809

Net Income				11,292			(280)	11,012
Unrealized gain (loss) on securities available for sale					(16,967)			(16,967)
Unrealized gain (loss) on derivatives arising during the period					1,782			1,782
Reclassification adjustment for net security (gains)/losses realized in net income					3,626			3,626
Reclassification adjustment for net derivative gains realized in net income					(1,025)			(1,025)
Income taxes					4,737			4,737
Comprehensive income								3,165
Initial capital injection by noncontrolling interest							3,300	3,300
Issuance of 81,698 shares of preferred stock and warrant	75,400		6,298					81,698
Cumulative preferred dividends accrued and discount accretion	178			(178)				-
Cash dividends declared:
Common, $.40 per share				(6,461)				(6,461)
Purchase of 345,627 shares of common stock						(6,978)		(6,978)
Issuance of 193,101 shares of common stock			(660)			3,830		3,170
Commitments to issue common stock			920					920
Balance at December 31, 2008	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623

Net Income				6,562			(188)	6,374
Unrealized gain (loss) on securities available for sale					21,868			21,868
Unrealized gain (loss) on derivatives arising during the period					(41)			(41)
Reclassification adjustment for net security (gains)/losses realized in net income					(8,608)			(8,608)
Reclassification adjustment for net derivative gains realized in net income					196			196
Income taxes					(4,967)			(4,967)
Comprehensive income								14,822
Purchase of noncontrolling interest							(56)	(56)
Cumulative preferred dividends accrued and discount accretion	1,646			(1,646)				-
Cash dividends declared:
Preferred, $50.00 per share				(3,698)				(3,698)
Common, $.40 per share				(6,484)				(6,484)
Purchase of 16,021 shares of common stock						(236)		(236)
Issuance of 87,893 shares of common stock			(496)			1,629		1,133
Commitments to issue common stock			953					953
Balance at December 31, 2009	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057

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

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank & Trust Co.; First Community Bank; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Minnesota  Bank & Trust; Citizens Finance Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; and Rocky Mountain Statutory Trust I. All of Heartland’s subsidiaries are wholly-owned except for Summit Bank & Trust, of which Heartland was an 84% owner on December 31, 2009 and Minnesota Bank & Trust, of which Heartland was an 80% owner on December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest in the majority-owned subsidiaries is noted on the consolidated balance sheets and on the consolidated statements of income. Rocky Mountain Bank’s Broadus branch was sold in 2007, and the consolidated statements of income include the results of the Broadus branch as discontinued operations for 2007.

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

Heartland evaluated subsequent events through the filing date of its annual 10-K with the SEC on March 16, 2010.

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

Securities Available for Sale – Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Such securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, Heartland considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Heartland to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Heartland has the intent to sell a security; (2) it is more likely than not that Heartland will be required to sell the security before recovery of its amortized cost basis; or (3) Heartland does not expect to recover the entire amortized cost basis of the security. If Heartland intends to sell a security or if it is more likely than not that Heartland will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

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

Mortgage Servicing and Transfers of Financial Assets – Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated financial statements. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2009 and 2008, Heartland was servicing loans for others with aggregate unpaid principal balances of $1.15 billion and $712.9 million, respectively.

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

Goodwill and Intangible Assets – Intangible assets consist of goodwill, core deposit premiums, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at both the consolidated and the bank level. Goodwill impairment is determined using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill. Implied goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. Heartland estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and discounted cash flow methodology. These methods incorporate assumptions specific to the entity, such as the use of financial forecasts.

Core deposit premiums are amortized over eight to eighteen years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the income statement as loan servicing income. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. No valuation allowance was required as of December 31, 2009 and 2008.

Bank-Owned Life Insurance – Heartland and its subsidiaries have purchased life insurance policies on the lives of certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income (loss). Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded as noninterest income.

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

Derivative Financial Instruments - Heartland uses derivative financial instruments as part of its interest rate risk management including interest rate swaps, caps, floors and collars. FASB Accounting Standards Topic 815, “Disclosures about Derivative Instruments and Hedging Activities”,  establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, Heartland records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Heartland must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

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

Heartland had no fair value hedging relationships at December 31, 2009 or 2008. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the income statement through noninterest income.

Heartland does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage Heartland’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2009, 2008, and 2007 are shown in the table below:

(Dollars and number of shares in thousands)

	2009	2008	2007
Income from continuing operations	$6,374	$11,012	$23,962
Discontinued operations:
Income from discontinued operations before income taxes	-	-	2,756
Income taxes	-	-	1,085
Income from discontinued operations	-	-	1,671
Net income	6,374	11,012	25,633
Net income attributable to non controlling interest, net of tax	188	280	-
Net income attributable to Heartland	6,562	11,292	25,633
Preferred dividends and discount	(5,344)	(178)	-
Net income available to common stockholders	$1,218	$11,114	$25,633
Weighted average common shares outstanding for basic earnings per share	16,304	16,299	16,478
Assumed incremental common shares issued upon exercise of stock options	21	67	119
Weighted average common shares for diluted earnings per share	16,325	16,366	16,597
Earnings per common share-basic	$0.07	$0.69	$1.56
Earnings per common share-diluted	0.07	0.68	1.54
Earnings per share from continuing operations-basic	0.07	0.69	1.45
Earnings per share from continuing operations-diluted	0.07	0.68	1.44
Number of antidilutive stock options excluded from diluted earnings per share computation	573	342	140

Effect of New Financial Accounting Standards – Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (“Codification” or “ASC”) is the single source of authoritative literature recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all of the authoritative literature related to a particular topic in one place. The Codification supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the Securities and Exchange Commission. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. All guidance contained in the Codification carries an equal level of authority. Heartland adopted the Codification in the period ending September 30, 2009, and as a result has replaced references to standards that were issued prior to the Codification with a description of the applicable accounting guidance. The adoption of this accounting standard did not have any impact on Heartland’s consolidated financial statements.

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

In March 2008, the FASB issued ASC 815, “Disclosures about Derivative Instruments and Hedging Activities”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For further detail on Heartland’s derivative instruments and hedging activities, see Note 13.

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

In April 2009, the FASB issued an accounting standard which amended OTTI guidance in GAAP for debt securities. This accounting standard revises the guidance for determining whether an impairment is other than temporary for debt securities, requires bifurcation of any other than temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other than temporary impairment of debt and equity securities. This accounting standard was effective for interim and annual reporting periods ending after June 15, 2009. Heartland adopted this accounting standard for the period ended June 30, 2009. See Note 5 for the disclosures required under this accounting standard, which was subsequently codified into ASC 320, “Investments-Debt and Equity Securities”.

In April 2009, the FASB issued an accounting standard related to disclosure about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. Heartland adopted this standard for the period ended June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial statements in interim periods, the adoption had no impact on Heartland’s consolidated financial statements. See Note 21 for the disclosures required under this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments”.

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
In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  This accounting standard was subsequently codified into ASC Topic 860, “Accounting for Transfers of Financial Assets”.  This accounting standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter and is not anticipated to have any material impact on Heartland’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes. This accounting standard requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This accounting standard was subsequently codified into ASC Topic 810, “Improvements for Financial Reporting by Enterprises Involved with Variable Interest Entities”.  This accounting standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for all interim reporting periods after that and is not anticipated to have any material impact on Heartland’s consolidated financial statements.

In January 2010, the FASB issued an accounting standard which requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in these statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation. Additionally, the standard clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the changes. This accounting standard was subsequently codified into ASC Topic 820, “Improving Disclosures about Fair Value Measurements”.  Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reported period beginning after December 31, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010 and is not anticipated to have a material impact on Heartland’s consolidated financial statements.

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

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank based in Galena, Illinois in a whole bank loss sharing transaction facilitated by the FDIC. Bank branches previously owned and operated by The Elizabeth State Bank reopened on Monday, July 6, 2009, as Galena State Bank branches. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million and deposits of $49.3 million. Galena State Bank paid a premium of 1.0 percent to acquire all of the deposits of the failed bank. In addition to assuming all of the deposits of the failed bank, Galena State Bank agreed to purchase $53.6 million of assets. The FDIC retained the remaining assets for later disposition.

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

Galena State Bank received a $2.5 million discount on the assets acquired and paid a 1.0 percent deposit premium. The expected reimbursements under the loss share agreements were recorded as an indemnification asset at the estimated fair value of $4.4 million at the acquisition date. The estimated fair value of the loans acquired was $37.8 million and the estimated fair value of the deposits assumed was $49.5 million. In addition, a core deposit intangible of $200 thousand was recorded. A gain totaling $1.3 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of the liabilities assumed exceeded the fair value of the assets purchased.

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

The carrying amount of the covered loans at December 31, 2009, consisted of impaired and nonimpaired loans purchased and are summarized in the following table:

(Dollars in thousands)
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$5,102	$9,966	$15,068
Residential mortgage	407	8,577	8,984
Agricultural and agricultural real estate	594	3,032	3,626
Consumer loans	1,057	3,125	4,182
Total Covered Loans	$7,160	$24,700	$31,860

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans were $9.0 million. At December 31, 2009, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at December 31, 2009.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all non impaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

THREE
DISCONTINUED OPERATIONS

On June 22, 2007, Rocky Mountain Bank, Heartland’s Montana bank subsidiary, completed the sale of its branch banking office in Broadus, Montana. Included in the sale were $20.9 million of loans and $30.2 million of deposits. As a result of the sale, Heartland recorded a pre-tax gain of $2.4 million that is included in the line item “income from discontinued operations” on the consolidated statements of income. The results of operations of the branch have been reflected in this line item for prior periods reported. In addition, the cash flows of this branch have been presented in the consolidated statements of cash flows as cash provided or used by discontinued operations for the current and prior periods reported.

FOUR
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2009 and 2008 were $2.9 million and $1.4 million, respectively

FIVE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2009 and 2008 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2009
Securities available for sale:
U.S. government corporations and agencies	$277,219	$2,503	$(281)	$279,441
Mortgage-backed securities	608,556	11,765	(8,383)	611,938
Obligations of states and political subdivisions	208,197	5,328	(1,675)	211,850
Corporate debt securities	1,942	-	(70)	1,872
Total debt securities	1,095,914	19,596	(10,409)	1,105,101
Equity securities	29,751	616	-	30,367
Total	$1,125,665	$20,212	$(10,409)	$1,135,468

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008
Securities available for sale:
U.S. government corporations and agencies	$190,599	$4,832	$(75)	$195,356
Mortgage-backed securities	505,711	4,688	(16,409)	493,990
Obligations of states and political subdivisions	145,534	4,230	(981)	148,783
Corporate debt securities	4,479	185	-	4,664
Total debt securities	846,323	13,935	(17,465)	842,793
Equity securities	28,820	73	-	28,893
Total	$875,143	$14,008	$(17,465)	$871,686

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2009 and 2008 are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2009
Securities held to maturity:
Mortgage-backed securities	$12,011	$35	$(1,596)	$10,450
Obligations of states and political subdivisions	27,043	-	(16)	27,027
Total	$39,054	$35	$(1,612)	$37,477

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008
Securities held to maturity:
Mortgage-backed securities	$15,511	$57	$(4,108)	$11,460
Obligations of states and political subdivisions	14,814	60	(8)	14,866
Total	$30,325	$117	$(4,116)	$26,326

More than 75% of our mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2009 and 2008, were shares of stock in the Federal Home Loan Banks of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka at an amortized cost of $15.8 million and $15.2 million, respectively. There were no unrealized gains or losses recorded on these securities as they are not readily marketable. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. During 2009, certain Federal Home Loan Banks in the FHLB System suspended repurchases of excess capital stock. Heartland evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2009, did not consider the investment to be other than temporarily impaired.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2009, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$99,010	$99,704
Due in 1 to 5 years	740,108	745,723
Due in 5 to 10 years	186,163	186,548
Due after 10 years	70,633	73,126
Total	$1,095,914	$1,105,101

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2009, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities held to maturity:
Due in 1 year or less	$-	$-
Due in 1 to 5 years	4,765	4,442
Due in 5 to 10 years	7,364	6,208
Due after 10 years	26,925	26,827
Total	$39,054	$37,477

As of December 31, 2009, securities with a fair value of $494.4 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities for the years ended December 31, 2009, 2008, and 2007, are summarized as follows:

(Dollars in thousands)
	2009	2008	2007
Securities sold:
Proceeds from sales	$199,745	$99,265	$35,801
Gross security gains	9,012	1,525	358
Gross security losses	364	-	17

During the years ended December 31, 2009, 2008, and  2007, Heartland incurred other than temporary impairment losses of $40,000, $5.2 million, and $0, respectively, on equity securities available for sale.

The following tables summarize the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2009 and 2008. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2008 and 2007, respectively.

Unrealized Losses on Securities Available for Sale
December 31, 2009
(Dollars in thousands)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$41,255	$(281)	$-	$-	$41,255	$(281)
Mortgage-backed securities	120,270	(4,120)	32,784	(4,263)	153,054	(8,383)
Obligations of states and political subdivisions	47,831	(1,510)	2,681	(165)	50,512	(1,675)
Corporate debt securities	1,872	(70)	-	-	1,872	(70)
Total debt securities	211,228	(5,981)	35,465	(4,428)	246,693	(10,409)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$211,228	$(5,981)	$35,465	$(4,428)	$246,693	$(10,409)

Unrealized Losses on Securities Available for Sale
December 31, 2008
(Dollars in thousands)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$18,022	$(75)	$-	$-	$18,022	$(75)
Mortgage-backed securities	231,056	(8,820)	31,366	(7,589)	262,422	(16,409)
Obligations of states and political subdivisions	32,280	(981)	-	-	32,280	(981)
Corporate debt securities	-	-	-	-	-	-
Total debt securities	281,358	(9,876)	31,366	(7,589)	312,724	(17,465)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$281,358	$(9,876)	$31,366	$(7,589)	$312,724	$(17,465)

Unrealized losses on Heartland’s mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Unrealized losses on Heartland’s obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and has noted credit rating reductions in a number of these securities, primarily due to the downgrade in the credit ratings of the insurance companies providing credit enhancement to that of the issuing municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

SIX
LOANS AND LEASES

Loans and leases as of December 31, 2009 and 2008, were as follows:

(Dollars in thousands)
	2009	2008
Loans and leases held to maturity:
Commercial and commercial real estate	$1,670,108	$1,718,071
Residential mortgage	175,059	203,921
Agricultural and agricultural real estate	256,780	247,664
Consumer	231,709	234,061
Gross loans held to maturity	2,333,656	2,403,717
Unearned discount	(2,491)	(2,443)
Deferred loan fees	(2,349)	(2,102)
Net loans held to maturity	2,328,816	2,399,172
Direct financing leases held to maturity:
Gross rents receivable	1,386	4,160
Estimated residual value	1,104	2,128
Unearned income	(164)	(459)
Net direct financing leases held to maturity	2,326	5,829
Total loans and leases held to maturity	2,331,142	2,405,001
Loans covered under loss share agreements:
Commercial and commercial real estate	15,068	-
Residential mortgage	8,984	-
Agricultural and agricultural real estate	3,626	-
Consumer	4,182	-
Total loans covered under loss share agreements	31,860	-
Allowance for loan and lease losses	(41,848)	(35,651)
Loans and leases, net	$2,321,154	$2,369,350

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2009, were as follows: $1.5 million for 2010, $504,000 for 2011, $327,000 for 2012, $67,000 for 2013, $46,000 for 2014 and $87,000 thereafter.

Nearly 58% of the loan portfolio is concentrated in the Midwestern States of Iowa, Illinois, Wisconsin and Minnesota. The remaining portion of the loan portfolio is concentrated in the Western States of New Mexico, Arizona, Montana and Colorado.

The following table presents nonperforming loans at December 31, 2009 and 2008.

(Dollars in thousands)
	2009	2008
Nonaccrual loans	$78,118	$76,953
Loans and leases contractually past due 90 days or more	17	1,005
Total nonperforming loans	$78,135	$77,958

Management has determined that the majority of the impaired loans are those that have nonaccrual status, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following table presents data on impaired loans as of  December 31, 2009 and 2008:

(Dollars in thousands)
	2009	2008
Impaired loans for which a valuation allowance has been provided	$98,859	$42,454
Impaired loans for which no valuation allowance has been provided	25,932	35,204
Total loans determined to be impaired	$124,791	$77,658
Allowance for loan losses related to impaired loans	$12,956	$4,376

The average balances of impaired loans for the years ended December 31, 2009, 2008 and 2007 were $95.4 million, $45.2 million and $19.3 million, respectively. For the years ended December 31, 2009, 2008 and 2007, interest income which would have been recorded under the original terms of these loans and leases amounted to approximately $6.4 million, $5.1 million and $2.1 million, respectively, and interest income actually recorded amounted to approximately $1.0 million, $323,000 and $261,000, respectively.

Heartland had $62.6 million of restructured loans at December 31, 2009 of which $16.0 million were classified as nonaccrual. Commercial and agricultural loans comprised $52.3 million and $9.0 million of the restructured loans, respectively, at December 31, 2009. There were no loans and leases on a restructured status at December 31, 2008.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the years ended December 31, 2009 and 2008, were as follows:

(Dollars in thousands)
	2009	2008
Balance at beginning of year	$72,187	$66,045
Advances	20,397	26,035
Repayments	(5,734)	(19,893)
Balance, end of year	$86,850	$72,187

SEVEN
ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2009, 2008 and 2007, were as follows:

(Dollars in thousands)
	2009	2008	2007
Balance at beginning of year	$35,651	$32,993	$29,981
Provision for loan and lease losses	39,377	29,319	10,073
Recoveries on loans and leases previously charged off	1,785	1,086	1,641
Loans and leases charged off	(34,965)	(27,747)	(8,564)
Reduction related to discontinued operations	-	-	(138)
Balance at end of year	$41,848	$35,651	$32,993

EIGHT
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2009 and 2008, were as follows:

(Dollars in thousands)
	2009	2008
Land and land improvements	$33,984	$33,354
Buildings and building improvements	95,000	91,504
Furniture and equipment	44,014	43,402
Total	172,998	168,260
Less accumulated depreciation	(54,163)	(47,760)
Premises, furniture and equipment, net	$118,835	$120,500

Depreciation expense on premises, furniture and equipment was $7.3 million, $7.6 million and $7.3 million for 2009, 2008, and 2007, respectively.

NINE
GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in Heartland’s goodwill for 2009 and 2008.

(Dollars in thousands)

Goodwill balance at December 31, 2007	$40,207
Acquisitions and adjustments	-
Goodwill balance at December 31, 2008	40,207
Impairment charges in 2009	(12,659)
Goodwill balance at December 31, 2009	$27,548

Goodwill impairment charges were recorded at Rocky Mountain Bank and Arizona Bank & Trust in 2009 of $7.5 million and $5.2 million, respectively. No impairment was recorded for the years ended December 31, 2008 or 2007.

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2009 and 2008, are presented in the tables below.

(Dollars in thousands)
	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangibles	$9,957	$7,856	$9,757	$7,092
Mortgage servicing rights	13,021	3,488	7,799	3,233
Customer relationship intangible	1,177	431	1,177	329
Total	$24,155	$11,775	$18,733	$10,654
Unamortized intangible assets		$12,380		$8,079

The following table shows the estimated future amortization expense related to intangible assets:

(Dollars in thousands)
	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ended:
2010	$487	$2,847	$101	$3,435
2011	470	1,910	100	2,480
2012	441	1,592	55	2,088
2013	423	1,274	44	1,741
2014	186	955	43	1,184
Thereafter	94	955	403	1,452

The following table summarizes the changes in capitalized mortgage servicing rights:

(Dollars in thousands)
	2009	2008
Balance, beginning of year	$4,566	$3,913
Originations	8,614	2,457
Amortization	(3,647)	(1,804)
Balance, end of year	$9,533	$4,566

Mortgage loans serviced for others were $1.15 billion and $712.9 million as of December 31, 2009 and 2008, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $5.1 million and $3.4 million as of December 31, 2009 and 2008, respectively. The fair value of Heartland’s mortgage servicing rights was estimated at $10.0 million and $6.2 million at December 31, 2009 and  2008, respectively.

TEN
DEPOSITS

At December 31, 2009, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)

2010	$528,774
2011	205,931
2012	93,712
2013	73,821
2014	96,286
Thereafter	36,862
$1,035,386

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2009 and 2008 were $332.6 million and $370.6 million, respectively.

Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007, was as follows:

(Dollars in thousands)
	2009	2008	2007
Savings and money market accounts	$18,407	$18,176	$22,404
Time certificates of deposit in denominations of $100,000 or more	11,202	13,422	14,307
Other time deposits	23,135	32,506	41,154
Interest expense on deposits	$52,744	$64,104	$77,865

ELEVEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2009 and 2008, were as follows:

(Dollars in thousands)
	2009	2008
Securities sold under agreement to repurchase	$145,553	$170,485
Federal funds purchased	4,300	34,725
U.S. Treasury demand note	5,596	4,974
Notes payable to unaffiliated banks	6,900	-
Total	$162,349	$210,184

On December 19, 2008, Heartland received $81.7 million of cash in conjunction with the participation in the United States Department of the Treasury TARP Capital Purchase Program (the “TARP”). Heartland initially utilized $34.0 million of the cash to repay its revolving credit line and terminate its credit agreement with three unaffiliated banks on the same date. On September 28, 2009, Heartland established a $15.0 million revolving credit line with an unaffiliated bank, primarily to provide working capital to Heartland. This credit line may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. At December 31, 2009, $5.0 million was outstanding on this revolving credit line. The agreement on this credit line contains specific financial covenants, all of which Heartland was in compliance with as of December 31, 2009:

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

All retail repurchase agreements as of December 31, 2009 and 2008, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2009, 2008, and 2007, were as follows:

(Dollars in thousands)
	2009	2008	2007
Maximum month-end balance	$205,747	$367,991	$354,146
Average month-end balance	140,289	230,680	291,289
Weighted average interest rate for the year	.51%	1.95%	4.62%
Weighted average interest rate at year-end	.58%	.68%	2.90%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $78.6 million at December 31, 2009, and $259.4 million at December 31, 2008. Dubuque Bank and Trust Company utilized $20.0 million of borrowings under the Discount Window Program in 2009 and 2008. There were no borrowings under the Discount Window Program outstanding at year-end 2009 and 2008.

TWELVE
OTHER BORROWINGS

Other borrowings at December 31, 2009 and 2008, were as follows:

(Dollars in thousands)
	2009	2008
Advances from the FHLB; weighted average call dates at December 31, 2009 and 2008 were October 2011 and June 2010, respectively; and weighted average interest rates were 3.26% and 3.73%, respectively	$199,088	$199,545
Wholesale repurchase agreements; weighted average call dates at December 31, 2009 and 2008 were May 2011 and October 2010, respectively; and weighted average interest rates were 2.89% and 2.92%, respectively	135,000	120,000
Trust preferred securities	113,405	113,405
Obligations to repurchase minority interest shares of Summit Bank & Trust	2,890	3,382
Community Development Block Grant Loan Program with the City of Dubuque	-	300
Contracts payable for purchase of real estate and other assets	1,046	1,201
Total	$451,429	$437,833

The Heartland banks are members of the Federal Home Loan Bank ("FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka. The advances from the FHLB are collateralized by the banks’ investment in FHLB stock of $10.7 million and $11.0 million at December 31, 2009 and 2008, respectively. Additional collateral is provided by the banks’ one-to-four unit residential mortgages, commercial and agricultural mortgages and securities pledged totaling $958.3 million at December 31, 2009 and $1.05 billion at December 31, 2008. Callable advances from the FHLB totaled $77.5 million as of December 31, 2009, at a weighted average rate of 3.20% and are included in the table above at their call date.
Heartland has entered into various wholesale repurchase agreements with balances totaling $135.0 million and $120.0 million at December 31, 2009 and 2008, respectively. Heartland has utilized three counterparties and at December 31, 2009 had $75.0 million with JP Morgan Chase Bank, $50.0 million with Citigroup Global Markets and $10.0 million with Barclays Capital. The maturity schedule of the wholesale repurchase agreements with JP Morgan Chase as of December 31, 2009 was $50.0 million in November of 2010 and $25.0 million in January of 2013. The maturity schedule of the wholesale repurchase agreements with Citigroup Global Markets as of December 31, 2009 was $15.0 million in January of 2014, $15.0 million in April of 2015 and $20.0 million in April of 2018. The maturity schedule of the wholesale repurchase agreements with Barclays Capital as of December 31, 2009 was $10.0 million in January of 2013. Except for $15.0 million for which pricing is fixed, all of the wholesale repurchase agreements have repricing dates during 2009 through 2013.

Heartland currently has six wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable dates listed in the schedule below. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $271,000 as of December 31, 2009. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2009, is as follows:

(Dollars in thousands)
Name	Amount Issued	Interest Rate	Interest Rate as of 12/31/09	Maturity Date	Callable Date

Rocky Mountain Statutory Trust I	$5,155	10.60%	10.60%	09/07/2030	09/07/2010
Heartland Financial Statutory Trust III	20,619	8.25%	8.25%	10/10/2033	03/31/2010
Heartland Financial Statutory Trust IV	25,774	2.75% over Libor	3.00%	03/17/2034	03/17/2010
Heartland Financial Statutory Trust V	20,619	1.33% over Libor	1.61%	04/07/2036	04/07/2011
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	09/15/2037	06/15/2012
Heartland Financial Statutory Trust VII	20,619	1.48% over Libor	1.74%	09/01/2037	09/01/2012
	$113,405

For regulatory purposes, $101.7 million and $102.3 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2009 and 2008, respectively.

Heartland has an irrevocable obligation to repurchase the common shares of Summit Bank & Trust owned by minority shareholders on November 1, 2011. The minority shareholders are obligated to sell their shares to Heartland on that same date. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 7.66% on the original investment amount, whichever is greater. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time prior to November 1, 2011, at an amount equal to the amount originally paid plus 7.66%. The amount of the obligation as of December 31, 2009, included in other borrowings is $2.9 million.

Heartland repurchased the common shares of Arizona Bank & Trust owned by minority shareholders in August of 2008 for $3.7 million in cash. Heartland had an agreement with the minority shareholders of Arizona Bank & Trust that required Heartland to repurchase the common shares five years from the date of opening at a minimum rate of 6% on the original investment amount.

Future payments at December 31, 2009, for other borrowings follow in the table below. Callable FHLB advances and wholesale repurchase agreements are included in the table at their call date.

(Dollars in thousands)

2010	$182,038
2011	13,429
2012	60,415
2013	41,105
2014	20,114
Thereafter	134,328
$451,429

THIRTEEN
DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions during 2006 and 2005. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. The collar was effective on April 4, 2006, and matured on April 4, 2009. Heartland was the payer on prime at a cap strike rate of 8.95% and the counterparty is the payer on prime at a floor strike rate of 7.00%. As of December 31, 2008, the fair market value of this collar transaction was recorded as an asset of $636,000.

On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. The collar has an effective date of September 21, 2005, and a maturity date of September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of December 31, 2009 and December 31, 2008, the fair market value of this collar transaction was recorded as an asset of $1.0 million and $2.1 million, respectively.

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

Prepayments in the hedged loan portfolios are treated in a manner consistent with the guidance in ASC 815-20-25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans”, which allows the designated forecasted transactions to be the variable, prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations. Based on Heartland’s assessments, both at inception and throughout the life of the hedging relationship, it is probable that sufficient prime-based interest receipts will exist through the maturity dates of the collars.

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

The first transaction executed was a twenty-three month interest rate cap transaction on a notional amount of $20.0 million. The cap had an effective date of February 1, 2007, and matured on January 7, 2009. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty would have paid Heartland the amount of interest that exceeded the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contained an interest deferral feature that is mirrored in the cap transaction. As of December 31, 2008, this cap transaction had no fair value.

The second transaction executed on February 1, 2007, was a twenty-five month interest rate cap transaction on a notional amount of $25.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of February 1, 2007, and matured on March 17, 2009. Should 3-month LIBOR have exceeded 5.5% on a reset date, the counterparty would have paid Heartland the amount of interest that exceeded the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contained an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2008, this cap transaction had no fair value.

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2009 and December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $75,000 and $46,000, respectively. Upon the execution of the second swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $39,000.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2009 and December 31, 2008, the fair market value of this cap transaction was recorded as an asset of $3,000 and $8,000, respectively. Upon the execution of the third swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During 2009, the mark to market adjustment on this cap transaction was recorded as a loss of $2,000.

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

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. As of December 31, 2009, the fair value of this swap transaction was recorded as an asset of $136,000.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. As of December 31, 2009, the fair value of this swap transaction was recorded as an asset of $885,000.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. As of December 31, 2009, the fair value of this swap transaction was recorded as an asset of $403,000.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in ASC 815-20-25, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in fair value were included in the assessment of hedge effectiveness. No ineffectiveness was recognized for the cash flow hedge transactions for the years ended December 31, 2008 and 2009.

At the inception of the September 19, 2005 collar transaction, Heartland designated separate proportions of the $50.0 million collar in qualifying cash flow hedging relationships. Designation of a proportion of a derivative instrument is discussed in ASC 815, which states that “Either all or a proportion of a derivative may be designated as the hedging instrument. The proportion must be expressed as a percentage of the entire derivative so that the profile of risk exposures in the hedging portion of the derivative is the same as that in the entire derivative.” Consistent with that guidance, Heartland identified four different proportions of the $50.0 million collar and documented four separate hedging relationships based on those proportions. Although only one collar was executed with an external party, Heartland established four distinct hedging relationships for various proportions of the collar and designated them against hedged transactions specifically identified at each of four different subsidiary banks. Because each proportion of the collar was designated against hedged transactions specified at different subsidiary banks, the hedging relationship for one proportion of the collar could fail hedge accounting (or have hedge ineffectiveness), without affecting the separate hedging relationships established for other proportions of the collar that were designated against hedged transactions at other subsidiary banks. Effectiveness of each hedging relationship is assessed and measured independently of the other hedging relationships.

A portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on this portion of the collar transaction of $212 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $14 thousand. During 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $304,000.

A portion of the September 19, 2005 collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005 collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $292,000.

An additional portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6 million. This hedge failure resulted in the recognition of a gain of $68 thousand during the first quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $64 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $132 thousand. During the second, third and fourth quarters of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $226,000.

The final portion of the September 19, 2005 collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $7.2 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Wisconsin Community Bank’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $7.2 million to $4.8 million. This hedge failure resulted in the recognition of a loss of $68 thousand during the second quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $41,000 and a reclass of unrealized losses out of other comprehensive income to earnings of $27 thousand. During the third and fourth quarters of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $69,000.

For the year ended December 31, 2009, the change in net unrealized losses of $41,000 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $15,000. For the year ended December 31, 2008, the change in net unrealized gains of $1.8 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $671,000.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For 2009, the change in net unrealized gains on cash flow hedges reflects a reclassification of $196,000 of net unrealized losses from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $47,000 will be reclassified from accumulated other comprehensive income to interest income.

Cash payments received on the two collar transactions totaled $1.1 million during 2008 and $2.0 million during 2009.

By using derivatives, Heartland is exposed to credit risk if counterparties to derivative instruments do not perform as expected. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments. Furthermore, Heartland also periodically monitors counterparty credit risk in accordance with the provisions of ASC 815.

FOURTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2009, 2008, and 2007, were as follows:

(Dollars in thousands)
	2009	2008	2007
Current:
Federal	$8,086	$4,168	$9,481
State	1,709	2,455	2,577
Total current	$9,795	$6,623	$12,058
Deferred:
Federal	$(3,021)	$(2,069)	$(2,185)
State	422	(1,242)	621
Total deferred	$(2,599)	$(3,311)	$(1,564)
Total income tax expense	$7,196	$3,312	$10,494

Income tax expense is included in the financial statements as follows:

(Dollars in thousands)
	2009	2008	2007
Income tax from continuing operations	$7,196	$3,312	$9,409
Income tax from discontinued operations	-	-	1,085
Total income tax expense	$7,196	$3,312	$10,494

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $18,000, $462,000, and $896,000 in 2009, 2008 and 2007, respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2009 and 2008, were as follows:

(Dollars in thousands)
	2009	2008
Deferred tax assets:
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	$-	$1,272
Securities	1,042	1,325
Allowance for loan and lease losses	15,747	13,372
Deferred compensation	1,851	1,940
Organization and acquisitions costs	647	681
Net operating loss carryforwards	1,606	1,712
Rehabilitation tax credits	202	168
Non-accrual loan interest	1,369	1,178
OREO writedowns	2,346	30
Other	60	161
Gross deferred tax assets	24,870	21,839
Valuation allowance	(1,191)	(1,090)
Total deferred tax assets	$23,679	$20,749

Deferred tax liabilities:
Tax effect of net unrealized gain on derivatives reflected in stockholders’ equity	$(632)	$(534)
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	(3,652)	-
Premises, furniture and equipment	(4,707)	(4,662)
Lease financing	(664)	(1,257)
Tax bad debt reserves	(489)	(514)
Purchase accounting	(3,991)	(3,468)
Prepaid expenses	(491)	(615)
Mortgage servicing rights	(3,560)	(1,705)
Deferred loan fees	(288)	(372)
Other	(224)	(217)
Gross deferred tax liabilities	$(18,698)	$(13,344)
Net deferred tax asset (liability)	$4,981	$7,405

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. Net operating loss carryforwards for state income tax purposes were approximately $34.7 million at December 31, 2009, and $29.4 million at December 31, 2008. The associated deferred tax asset, net of federal tax, was $1.6 million at December 31, 2009, and $1.6 million at December 31, 2008. These carryforwards expire beginning December 31, 2010, through December 31, 2029. A valuation allowance of $1.2 million and $1.1 million existed at December 31, 2009 and December 31, 2008, respectively, against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

(Dollars in thousands)
	2009	2008	2007
Computed “expected” tax on income from continuing operations	$4,816	$5,111	$11,680
Increase (decrease) resulting from:
Nontaxable interest income	(2,700)	(2,214)	(1,988)
State income taxes, net of federal tax benefit	1,385	1,032	1,577
Nondeductible goodwill and other intangibles	4,487	57	57
Tax credits	(212)	(643)	(1,292)
Other	(580)	(31)	(625)
Income taxes	$7,196	$3,312	$9,409
Effective tax rates	52.3%	22.7%	28.2%
Effective tax rates exclusive of goodwill impairment charge	27.2%	22.7%	28.2%

Heartland had investments in certain low-income housing projects totaling $5.4 million as of December 31, 2009, $4.5 million as of December 31, 2008 and $4.7 million as of December 31, 2007, the majority of which have been fully consolidated in the consolidated financial statements. These investments generated federal low-income housing tax credits of $218,000 in 2009, 2008 and 2007. For each future year through 2013, these investments are expected to continue generating federal low-income housing tax credits of approximately $218,000. During each of the past several years, Dubuque Bank and Trust Company has acquired a 99.9% ownership interest in limited liability companies that provided federal historic rehabilitation credits. These credits totaled $570,000 in 2008 and $1.3 million in 2007. State historic rehabilitation credits on these types of investments totaled $250,000 during 2007.

The amount of unrecognized tax benefits on January 1, 2007, was $1.5 million, including $193,000 of accrued interest and penalties. On December 31, 2007, the amount of unrecognized tax benefits was $1.9 million, including $339,000 of accrued interest and penalties. On December 31, 2008, the amount of unrecognized tax benefits was $2.0 million, including $457,000 of accrued interest and penalties. On December 31, 2009, the amount of unrecognized tax benefits was $1.1 million, including $202,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2009 and 2008, follows:

(Dollars in thousands)
	2009	2008
Balance at January 1	$2,020	$1,928
Additions for tax positions related to the current year	69	276
Additions for tax positions related to prior years	266	160
Reductions for tax positions related to prior years	(1,228)	(344)
Balance at December 31	$1,127	$2,020

The tax years ended December 31, 2009, 2008, 2007 and 2006, remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2009, 2008, 2007, 2006 and 2005, remain open for examination. Wisconsin Community Bank, one of Heartland’s bank subsidiaries, has undergone a franchise tax review for the years ended December 31, 2002 and 2003. In dispute was $1.1 million of deducted expenditures. During the process of appealing the field audit report, a settlement agreement was reached, which included a payment of $260,000 in taxes and $90,000 in interest and penalties. In addition to the years initially under review, the settlement included the years ended December 31, 2004, 2005, 2006 and 2007. The settlement payment was made during the first quarter of 2009. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FIFTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $1.5 million, $1.4 million, and $1.9 million for 2009, 2008, and 2007, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 2% of the participants’ wages. Costs charged to operating expenses with respect to the matching contributions were $863,000, $641,000, and $614,000, for 2009, 2008, and 2007, respectively.

SIXTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2009, for all non-cancelable leases were as follows:

(Dollars in thousands)

2010	$906
2011	608
2012	451
2013	315
2014	224
Thereafter	2,878
$5,382

Rental expense for premises and equipment leased under operating leases was $1.8 million,  $1.9 million, $1.7 million, for 2009, 2008, and 2007, respectively. Occupancy expense is presented net of rental income of $1.4 million, $1.3 million and $1.3 million for 2009, 2008, and 2007, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2009 and 2008, commitments to extend credit aggregated $603.4 and $529.1 million, and standby letters of credit aggregated $26.7 and $26.2 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2009 and 2008, Heartland had commitments to sell residential real estate loans totaling $37.1 and $88.9 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2009 and 2008, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $327,000 and $345,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a semiannual basis, based upon changes in the amounts of commitments, loss experience and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2009, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SEVENTEEN
STOCK PLANS

Effective January 1, 2006, Heartland adopted the provisions of ASC Topic 718, “Compensation-Stock Compensation”, using the “modified prospective” transition method. ASC 718 requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption are measured and accounted for in accordance with ASC 718. In addition, expense must be recognized in the income statement for unvested awards that were granted prior to the date of adoption. The expense is based on the fair value determined at the grant date.

On May 18, 2005, the Heartland 2005 Long-Term Incentive Plan was adopted, replacing the 2003 Stock Option Plan. Under the 2005 Long-Term Incentive Plan, 1,000,000 shares have been reserved for issuance. The 2005 Long-Term Incentive Plan is administered by the Nominating and Compensation Committee (“Compensation Committee”) of the Board of Directors. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2005 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. The 2005 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. The Compensation Committee determines the specific employees who will be granted awards under the 2005 Long-Term Incentive Plan and the type and amount of any such awards. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2009, there were 469,910 shares available for issuance under the 2005 Long-Term Incentive Plan. At December 31, 2008, there were 464,810 shares available for issuance under the 2005 Stock Option Plan. Shares available for options forfeited under the 2003 Option Plan are transferable to shares available under the 2005 Long-Term Incentive Plan. Shares available for options forfeited under the 1993 Stock Option Plan are not transferable to shares available under the 2003 Stock Option Plan or the 2005 Long-Term Incentive Plan.

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

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Compensation Committee. In 2005, stock awards totaling 136,500 were granted to key policy-making employees. These stock awards were granted at no cost to the employees. These awards are contingent upon the achievement of performance objectives through December 31, 2011, and additional compensation expense is being recorded through 2011.

Options have been granted with an exercise price equal to the fair market value of Heartland stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the 2005 Long-Term Incentive Plan, the 2003 Stock Option Plan and 1993 Stock Option Plans as of December 31, 2009, 2008, and 2007, and changes during the years ended follows:

	2009 Shares	2009 Weighted- Average Exercise Price	2008 Shares	2008 Weighted- Average Exercise Price	2007 Shares	2007 Weighted- Average Exercise Price
Outstanding at beginning of year	$743,363	$19.79	733,012	$18.61	815,300	$14.46
Granted	-	-	164,400	18.60	146,750	29.65
Exercised	(22,875)	11.84	(137,299)	11.41	(214,538)	9.96
Forfeited	(16,017)	21.38	(16,750)	24.74	(14,500)	25.24
Outstanding at end of year	$704,471	$20.02	743,363	$19.79	733,012	$18.61
Options exercisable at end of year	311,771	$16.26	238,713	$14.01	280,804	$11.65
Weighted-average fair value of options granted during the year	$0.00		$4.81		$7.69

At December 31, 2009, the vested options totaled 311,771 shares with a weighted average exercise price of $16.26 per share and a weighted average remaining contractual life of 3.81 years. The intrinsic value for the vested options as of December 31, 2009 was $494,000. The intrinsic value for the total of all options exercised during the year ended December 31, 2009 was $61,000, and the total fair value of shares vested during the year ended December 31, 2009 was $953,000. As of December 31, 2009 and 2008, options outstanding under the 2005 Long-Term Incentive Plan and the 2003 and 1993 Stock Option Plans had exercise prices ranging from $8.67 to $29.65 per share and a weighted-average remaining contractual life of 5.67 and 6.00 years, respectively.

The fair value of stock options granted was determined utilizing the Black Scholes valuation model. Significant assumptions include:

	2009	2008	2007
Risk-free interest rate	-	3.10%	4.74%
Expected option life	-	6 years	6 years
Expected volatility	-	26.96%	24.20%
Expected dividends	-	1.99%	1.25%

The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. The 2008 risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the year ended December 31, 2009, was $271,000, with a related tax benefit of $18,000. Cash received from options exercised for the year ended December 31, 2008, was $1.6 million, with a related tax benefit of $462,000.

Total compensation costs recorded for stock options and restricted stock awards were $862,000, $851,000, and $1.4 million for 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $1.5 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2012. In addition, for the years ended December 31, 2009, 2008 and 2007, the shares of stock awarded to Heartland directors in return for services performed were 5,000, 5,917, and 1,400, respectively. The related compensation expense recorded was $84,000, $74,000, and $26,000 for the respective years.

At Heartland’s annual meeting of stockholders on May 18, 2005, the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), was adopted, effective January 1, 2006. The 2006 ESPP permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Committee). A maximum of 500,000 shares is available for sale under the 2006 ESPP. For the year ended December 31, 2009, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2008. For the year ended December 31, 2008, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2007. At December 31, 2009, 433 shares were purchased under the 2006 ESPP and at December 31, 2008, 11,682 shares were purchased under the 2006 ESPP. Under ASC Topic 718, compensation expense of $93,000 was recorded in 2009 and $56,000 was recorded in 2008, because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

During each of the years ended December 31, 2009, 2008 and 2007, Heartland acquired shares for use in the 2005 Long-Term Incentive Plan, 2003 Stock Option Plan and the 2006 ESPP. Shares acquired totaled 16,021, 345,627, and 407,245 for 2009, 2008 and 2007, respectively.

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

NINETEEN
CAPITAL ISSUANCE

On December 19, 2008, Heartland issued $81.7 million of securities to the Treasury under the TARP, consisting of Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a common stock warrant, all of which were classified as Tier I capital for regulatory purposes. Of the $81.7 million purchase price, $75.4 million was assigned to the Preferred Stock and $6.3 million was assigned, based on estimated fair value, to the warrant.

The preferred shares carry an aggregate liquidation preference  of $81.7 million, plus any accrued and unpaid dividends, and cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year after the fifth year and rank senior to the common stock. All preferred stock dividends were paid as scheduled in 2009. The preferred shares may be redeemed at any time pending approval from the banking regulatory authorities. The warrant entitles Treasury to purchase approximately 610,000 shares of Heartland common stock at an initial exercise per share price of $20.10 (based on the trailing 20 day average Heartland common stock price as of December 5, 2008, the date of Treasury approval.)

In conjunction with participation in the TARP, Heartland is subject to certain limitations. Heartland may not pay dividends on its common stock unless all dividends on the preferred shares have been paid and may not increase the dividend payments in excess of the current quarterly dividend of $0.10 per share, or repurchase its common stock, except for issuances under benefit plans. In addition, there are certain limits placed on executive compensation and Heartland is not allowed to redeem any equity securities, or to prepay any of its trust preferred debt securities, until the earlier of December 19, 2011, or the date Treasury no longer owns any of the preferred shares.

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2009 and 2008, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below.

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$427,523	15.20%	$224,943	8.0%	$	N/A
Dubuque Bank and Trust Company	103,687	12.76	64,992	8.0		81,240	10.0%
Galena State Bank & Trust Co.	23,436	13.33	14,062	8.0		17,577	10.0
First Community Bank	11,276	14.11	6,393	8.0		7,991	10.0
Riverside Community Bank	25,531	13.80	14,799	8.0		18,499	10.0
Wisconsin Community Bank	44,144	13.49	26,186	8.0		32,733	10.0
New Mexico Bank & Trust	70,706	11.78	48,023	8.0		60,029	10.0
Arizona Bank & Trust	20,820	11.54	14,435	8.0		18,043	10.0
Rocky Mountain Bank	43,619	13.12	26,593	8.0		33,241	10.0
Summit Bank & Trust	10,170	14.37	5,662	8.0		7,077	10.0
Minnesota Bank & Trust	14,236	45.21	2,519	8.0		3,149	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$380,334	13.53%	$112,471	4.0%	$	N/A
Dubuque Bank and Trust Company	93,512	11.51	32,496	4.0		48,744	6.0%
Galena State Bank & Trust Co.	21,408	12.18	7,031	4.0		10,546	6.0
First Community Bank	10,266	12.85	3,196	4.0		4,794	6.0
Riverside Community Bank	23,202	12.54	7,400	4.0		11,100	6.0
Wisconsin Community Bank	40,011	12.22	13,093	4.0		19,640	6.0
New Mexico Bank & Trust	63,186	10.53	24,011	4.0		36,017	6.0
Arizona Bank & Trust	18,512	10.26	7,217	4.0		10,826	6.0
Rocky Mountain Bank	39,426	11.86	13,296	4.0		19,945	6.0
Summit Bank & Trust	9,285	13.12	2,831	4.0		4,246	6.0
Minnesota Bank & Trust	13,924	44.22	1,260	4.0		1,889	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$380,334	9.64%	$157,831	4.0%	$	N/A
Dubuque Bank and Trust Company	93,512	7.88	47,446	4.0		59,308	5.0%
Galena State Bank & Trust Co.	21,408	7.40	11,574	4.0		14,467	5.0
First Community Bank	10,266	8.37	4,904	4.0		6,130	5.0
Riverside Community Bank	23,202	8.32	11,151	4.0		13,938	5.0
Wisconsin Community Bank	40,011	9.23	17,345	4.0		21,682	5.0
New Mexico Bank & Trust	63,186	7.79	32,441	4.0		40,551	5.0
Arizona Bank & Trust	18,512	6.98	10,602	4.0		13,252	5.0
Rocky Mountain Bank	39,426	8.38	18,816	4.0		23,520	5.0
Summit Bank & Trust	9,285	9.38	3,958	4.0		4,947	5.0
Minnesota Bank & Trust	13,924	34.05	1,636	4.0		2,045	5.0

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$413,913	14.91%	$222,035	8.0%	$	N/A
Dubuque Bank and Trust Company	95,256	12.17	62,626	8.0		78,282	10.0%
Galena State Bank & Trust Co.	17,775	11.28	12,610	8.0		15,763	10.0
First Community Bank	11,104	12.21	7,275	8.0		9,094	10.0
Riverside Community Bank	19,535	10.92	14,310	8.0		17,888	10.0
Wisconsin Community Bank	36,107	11.09	26,048	8.0		32,560	10.0
New Mexico Bank & Trust	61,655	10.74	45,930	8.0		57,413	10.0
Arizona Bank & Trust	24,238	13.24	14,647	8.0		18,309	10.0
Rocky Mountain Bank	40,560	11.00	29,497	8.0		36,871	10.0
Summit Bank & Trust	12,323	17.22	5,726	8.0		7,158	10.0
Minnesota Bank & Trust	15,263	92.13	1,325	8.0		1,657	10.0
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$368,101	13.26%	$111,017	4.0%	$	N/A
Dubuque Bank and Trust Company	85,851	10.97	31,313	4.0		46,969	6.0%
Galena State Bank & Trust Co.	15,804	10.03	6,305	4.0		9,458	6.0
First Community Bank	9,979	10.97	3,638	4.0		5,456	6.0
Riverside Community Bank	17,297	9.67	7,155	4.0		10,733	6.0
Wisconsin Community Bank	32,035	9.84	13,024	4.0		19,536	6.0
New Mexico Bank & Trust	54,736	9.53	22,965	4.0		34,448	6.0
Arizona Bank & Trust	21,941	11.98	7,323	4.0		10,985	6.0
Rocky Mountain Bank	35,951	9.75	14,749	4.0		22,123	6.0
Summit Bank & Trust	11,441	15.98	2,863	4.0		4,295	6.0
Minnesota Bank & Trust	15,099	91.14	663	4.0		994	6.0
Tier 1 Capital (to Average Assets)
Consolidated	$368,101	10.68%	$137,917	4.0%	$	N/A
Dubuque Bank and Trust Company	85,851	8.42	40,771	4.0		50,964	5.0%
Galena State Bank & Trust Co.	15,804	6.98	9,052	4.0		11,315	5.0
First Community Bank	9,979	8.08	4,937	4.0		6,172	5.0
Riverside Community Bank	17,297	7.01	9,876	4.0		12,345	5.0
Wisconsin Community Bank	32,035	7.82	16,381	4.0		20,477	5.0
New Mexico Bank & Trust	54,736	7.51	29,146	4.0		36,432	5.0
Arizona Bank & Trust	21,941	10.28	8,539	4.0		10,673	5.0
Rocky Mountain Bank	35,951	7.96	18,068	4.0		22,585	5.0
Summit Bank & Trust	11,441	15.38	2,975	4.0		3,719	5.0
Minnesota Bank & Trust	15,099	68.98	876	4.0		1,095	5.0

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $94.5 million as of December 31, 2009, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $59.8 million as of December 31, 2009, under the capital requirements to remain well capitalized.

TWENTY-ONE
FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, Heartland adopted ASC 820 for fair value measurements of certain of its financial instruments. The provisions of ASC 825 which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective January 1, 2008. Heartland has not made any fair value elections under ASC 825 as of December 31, 2009.

As discussed in Note 1 above, ASC 820 defines fair value, establishes a framework for measuring fair value and expands the required disclosure about fair value measurements. Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a non-recurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Assets

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of $1.4 million of Z tranche assets.

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

Loans Held to Maturity
Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan”. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At December 31, 2009, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies the impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned
Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Heartland considers third party appraisals as well as independent fair value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Heartland also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. OREO is classified as nonrecurring Level 3.

The table below presents, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)
	Total Fair Value Dec. 31, 2009	Level 1	Level 2	Level 3

Trading securities	$695	$695	$-	$-
Available-for-sale securities	1,135,468	279,441	854,492	1,535
Derivative assets	2,530	-	2,530	-
Total assets at fair value	$1,138,693	$280,136	$857,022	$1,535

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)

Fair Value
Balance at January 1, 2009	$120
Purchases	219
Assets acquired through acquisition	141
Redemptions	(72)
Impairment loss	(40)
Market value appreciation	1,167
Balance at December 31, 2009	$1,535

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis:

(Dollars in thousands)

	Carrying Value at December 31, 2009				Year Ended December 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$124,791	$-	$-	$124,791	$28,384
OREO	30,568	-	-	30,568	8,137

The table below is a summary of the estimated fair value of Heartland’s financial instruments as of December 31, 2009 and 2008 as defined by ASC 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

(Dollars in thousands)
	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$182,410	$182,410	$51,303	$51,303
Trading securities	695	695	1,694	1,694
Securities available for sale	1,135,468	1,135,468	871,686	871,686
Securities held to maturity	39,054	37,477	30,325	26,326
Loans and leases, net of unearned	2,380,312	2,408,506	2,424,696	2,559,564
Derivatives	2,530	2,530	2,698	2,698

Financial Liabilities:
Demand deposits	$460,645	$460,645	$383,061	$383,061
Savings deposits	1,554,358	1,554,358	1,128,312	1,128,312
Time deposits	1,035,386	1,035,386	1,128,859	1,136,933
Short-term borrowings	162,349	162,349	210,184	210,184
Other borrowings	451,429	438,102	437,833	448,037

Cash and Cash Equivalents – The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

Securities - For securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases – The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept). The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held for sale is estimated using quoted market prices.

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

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2009	2008
Assets:
Cash and interest bearing deposits	$6,161	$3,486
Trading securities	695	1,694
Securities available for sale	13,740	41,024
Investment in subsidiaries	399,734	351,379
Other assets	14,527	15,629
Due from subsidiaries	4,750	15,500
Total assets	$439,607	$428,712

Liabilities and stockholders’ equity:
Short-term borrowings	$5,000	$-
Other borrowings	116,295	117,087
Accrued expenses and other liabilities	6,031	6,022
Total liabilities	127,326	123,109

Stockholders’ equity:
Preferred stock	77,224	75,578
Common stock	16,612	16,612
Capital surplus	44,284	43,827
Retained earnings	172,487	177,753
Accumulated other comprehensive income (loss)	7,107	(1,341)
Treasury stock	(5,433)	(6,826)
Total stockholders’ equity	312,281	305,603
Total liabilities & stockholders’ equity	$439,607	$428,712

INCOME STATEMENTS
(Dollars in thousands)
	For the years ended December 31,
	2009	2008	2007
Operating revenues:
Dividends from subsidiaries	$12,000	$18,500	$25,500
Securities gains, net	2,405	-	35
Gain (loss) on trading account securities	211	(998)	(105)
Impairment loss on equity securities	(40)	(4,972)	-
Other	1,734	975	1,464
Total operating revenues	16,310	13,505	26,894
Operating expenses:
Interest	6,104	8,684	9,510
Salaries and benefits	957	740	1,590
Professional fees	547	784	971
Other operating expenses	717	852	1,494
Total operating expenses	8,325	11,060	13,565
Equity in undistributed earnings (loss)	(3,055)	3,002	8,278
Income before income tax benefit	4,930	5,447	21,607
Income tax benefit	1,632	5,845	4,026
Net income	6,562	11,292	25,633
Preferred dividends and discount	(5,344)	(178)	-
Net income available to common stockholders	$1,218	$11,114	$25,633

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$6,562	$11,292	$25,633
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed loss (earnings) of subsidiaries	3,055	(3,002)	(8,278)
Security gains, net	(2,405)	-	(35)
Impairment loss on securities	40	4,972	-
Decrease in due from subsidiaries	10,750	-	-
Increase (decrease) in accrued expenses and other liabilities	9	548	(4,503)
(Increase) decrease in other assets	1,227	(373)	(5,830)
(Increase) decrease in trading account securities	997	194	(320)
Other, net	987	1,612	508
Net cash provided by operating activities	21,222	15,243	7,175
Cash flows from investing activities:
Capital contributions to subsidiaries	(43,720)	(19,700)	(3,162)
Purchases of available for sale securities	(2,919)	(45,428)	-
Proceeds from the maturity of and principal paydowns on securities available for sale	33,332	560	-
Proceeds from sales of available for sale securities	-	-	310
Net cash used by investing activities	(13,307)	(64,568)	(2,852)
Cash flows from financing activities:
Net change in short-term borrowings	5,000	(15,000)	(20,000)
Proceeds from other borrowings	-	563	41,902
Repayments of other borrowings	(792)	(4,195)	(13,403)
Proceeds from preferred stock and warrant	-	81,698	-
Cash dividends paid	(10,182)	(6,461)	(6,050)
Purchase of treasury stock	(236)	(6,978)	(9,821)
Proceeds from issuance of common stock	970	2,358	2,828
Net cash provided (used) by financing activities	(5,240)	51,985	(4,544)
Net increase (decrease) in cash and cash equivalents	2,675	2,660	(221)
Cash and cash equivalents at beginning of year	3,486	826	1,047
Cash and cash equivalents at end of year	$6,161	$3,486	$826

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
2009	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$34,726	$34,582	$32,378	$31,077
Provision for loan and lease losses	10,775	11,896	10,041	6,665
Net interest income after provision for loan and lease losses	23,951	22,686	22,337	24,412
Noninterest income	13,370	11,908	14,664	12,762
Noninterest expense	43,434	30,323	30,477	28,286
Income taxes	1,762	803	1,812	2,819
Net income (loss)	(7,875)	3,468	4,712	6,069
Net income available to noncontrolling interest, net of tax.	41	44	44	59
Net income (loss) attributable to Heartland	(7,834)	3,512	4,756	6,128
Preferred stock dividends and discount	(1,336)	(1,336)	(1,336)	(1,336)
Net income (loss) available to common stockholders	(9,170)	2,176	3,420	4,792

Per share:
Earnings (loss) per share-basic	$(.56)	$0.13	$0.21	$0.29
Earnings (loss) per share-diluted	(.56)	0.13	0.21	0.29
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	14.38	15.23	14.62	14.50
Market price – high	15.29	16.98	15.93	20.81
Market price – low	12.04	12.56	11.51	8.51
Weighted average common shares outstanding	16,324,039	16,311,454	16,298,242	16,276,064
Weighted average diluted common shares outstanding	16,345,095	16,340,092	16,323,724	16,296,839
Ratios:
Return on average assets	-0.92%	0.22%	0.36%	0.53%
Return on average equity	-14.76	3.54	5.74	8.26
Net interest margin	4.04	4.06	3.92	3.94
Efficiency ratio	92.19	65.55	66.4	67.48

(Dollars in thousands, except per share data)
2008	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$29,227	$29,886	$28,835	$27,738
Provision for loan and lease losses	15,106	7,083	5,369	1,761
Net interest income after provision for loan and lease losses	14,121	22,803	23,466	25,977
Noninterest income	5,524	7,880	8,318	8,474
Noninterest expense	24,158	26,737	25,580	25,764
Income taxes	(1,769)	1,018	1,643	2,420
Net income (loss)	(2,744)	2,928	4,561	6,267
Net income available to noncontrolling interest, net of tax	61	77	142	-
Net income (loss) attributable to Heartland	(2,683)	3,005	4,703	6,267
Preferred stock dividends and discount	(178)	-	-	-
Net income (loss) available to common stockholders	(2,861)	3,005	4,703	6,267

Per share:
Earnings (loss) per share-basic	$(0.17)	$0.18	$0.29	$0.38
Earnings (loss) per share-diluted	(0.18)	0.18	0.29	0.38
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	14.13	13.86	13.99	14.46
Market price – high	25.00	25.06	23.40	22.40
Market price – low	16.70	18.40	18.19	16.78
Weighted average common shares outstanding	16,252,652	16,264,032	16,316,529	16,378,394
Weighted average diluted common shares outstanding	16,324,106	16,355,393	16,388,885	16,465,985
Ratios:
Return on average assets	-0.33%	0.35%	0.56%	0.77%
Return on average equity	-5.12	5.26	8.08	10.72
Net interest margin	3.79	3.96	3.92	3.88
Efficiency ratio	68.37	68.79	67.92	70.02

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa

March 16, 2010

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, Heartland has evaluated the effectiveness of the design and operation of Heartland’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, Heartland’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Heartland’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Heartland in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including Heartland’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Heartland’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Heartland’s internal control system was designed to provide reasonable assurance to Heartland’s management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Heartland’s management, under the supervision and with the participation of Heartland’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –Integrated Framework. Based on our assessment, Heartland’s internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2009, included herein, has issued an attestation report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to Heartland’s internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or are reasonably likely, to affect Heartland’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2009, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heartland Financial USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Heartland Financial USA, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa

March 16, 2010

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2010 Annual Meeting of Stockholders to be held on May 19, 2010 (the "2010 Proxy Statement") under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is noted in Part I of this report.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our 2010 Proxy Statement, under the captions “Compensation Discussion and Analysis”, “Compensation/Nominating Committee Interlocks”, “Compensation/Nominating Committee Report On Executive Compensation” and "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2010 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The table below sets forth the following information as of December 31, 2009 for (i) all compensation plans previously approved by Heartland's shareholders and (ii) all compensation plans not previously approved by Heartland's shareholders:
a.	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;
b.	the weighted-average exercise price of such outstanding options, warrants and rights;
c.	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance
Equity compensation plans approved by security holders	704,471	$20.02	931,094
Equity compensation plans not approved by security holders	-	-	-
Total	704,471	$20.02	931,094 1

1 Includes 469,910 shares available for use under the Heartland 2005 Long-Term Incentive Plan and 461,184 shares available for use under the Heartland Employee Stock Purchase Plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2010 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2010 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:

	3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the “Index of Exhibits” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2010.

Heartland Financial USA, Inc.

By:           /s/ Lynn B. Fuller           /s/ John K. Schmidt
------------------------           ------------------------
Lynn B. Fuller             John K. Schmidt
Principal Executive Officer        Executive Vice President
          and Principal Financial and Accounting Officer

Date:           March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2010.

/s/ Lynn B. Fuller                                                                   /s/ John K. Schmidt
-----------------------------                                                         -----------------------------
Lynn B. Fuller                                                                        John K. Schmidt
President, CEO, Chairman                                                    Executive Vice President, CFO
and Director                                                                           and Director

/s/ James F. Conlan                                                              /s/ Mark C. Falb
-----------------------------                                                         -----------------------------
James F. Conlan                                                                   Mark C. Falb
Director                                                                                 Director

/s/ Thomas L. Flynn                                                            /s/ John W. Cox, Jr.
-----------------------------                                                        -----------------------------
Thomas L. Flynn                                                                  John W. Cox, Jr.
Director                                                                                 Director

/s/ James R. Hill
-----------------------------
James R. Hill
Director

INDEX OF EXHIBITS

3.1	Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

3.2	Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009).

3.3
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

3.4	Bylaws of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004).

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

4.5
Form of Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association, as Trustee, to be used in connection with the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed on May 15, 2009).

4.6
Form of Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association, as Trustee, to be used in connection with the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on May 15, 2009).

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

10.11
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.12
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

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

10.16(1)
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including four subsequent amendments effective January 1, 2002, May 1, 2002, September 16, 2003 and December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.17(1)
Form of Executive Supplemental Life Insurance Plan effective January 1, 2005, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including a subsequent amendment effective December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.18(1)
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.19(1)
Form of Split-Dollar Agreement effective November 1, 2008, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., First Community Bank, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust and Citizens Finance Co. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

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

10.23(1)(2)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement with those individuals subject to settlement restrictions due to Heartland’s participation in the United States Treasury’s Troubled Asset Relief Program.

10.24(1)(2)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement with those individuals not subject to settlement restrictions due to Heartland’s participation in the United States Treasury’s Troubled Asset Relief Program..

11(2)	Statement re Computation of Per Share Earnings.

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of KPMG LLP.

31.1(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(2)	First Fiscal Year Certification of Chief Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.

99.2(2)	First Fiscal Year Certification of Chief Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.

(1)	Management contracts or compensatory plans or arrangements.
(2)	Filed herewith.