Form 10-Q
period 2010-03-31
HEARTLAND FINANCIAL USA INC
filed 2010-05-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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

(563) 589-2000
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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 7, 2010, the Registrant had outstanding 16,359,301 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

Part I

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Issuer Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	[Reserved]
Item 5.	Other Information
Item 6.	Exhibits

Form 10-Q Signature Page

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$73,224	$177,619
Federal funds sold and other short-term investments	4,786	4,791
Cash and cash equivalents	78,010	182,410
Securities:
Trading, at fair value	1,266	695
Available for sale, at fair value (cost of $1,178,056 for March 31, 2010, and $1,125,665 for December 31, 2009)	1,185,418	1,135,468
Held to maturity, at cost (fair value of $46,229 for March 31, 2010, and $37,477 for December 31, 2009)	47,655	39,054
Loans held for sale	16,002	17,310
Loans and leases:
Held to maturity	2,369,233	2,331,142
Loans covered by loss share agreements	27,968	31,860
Allowance for loan and lease losses	(46,350)	(41,848)
Loans and leases, net	2,350,851	2,321,154
Premises, furniture and equipment, net	121,033	118,835
Other real estate, net	28,652	30,568
Goodwill, net	27,548	27,548
Other intangible assets, net	12,320	12,380
Cash surrender value on life insurance	61,525	55,516
FDIC indemnification asset	2,357	5,532
Other assets	65,604	66,521
TOTAL ASSETS	$3,998,241	$4,012,991
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$489,807	$460,645
Savings	1,571,881	1,554,358
Time	975,723	1,035,386
Total deposits	3,037,411	3,050,389
Short-term borrowings	190,732	162,349
Other borrowings	426,039	451,429
Accrued expenses and other liabilities	28,226	33,767
TOTAL LIABILITIES	3,682,408	3,697,934
STOCKHOLDERS’ EQUITY:
Preferred stock (par value $1 per share; authorized 102,302 shares; none issued or outstanding)	-	-
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	-	-
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1,000 per share; authorized 81,698 shares; issued 81,698 shares)	77,539	77,224
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	44,419	44,284
Retained earnings	174,870	172,487
Accumulated other comprehensive income	4,799	7,107
Treasury stock at cost (253,797 shares at March 31, 2010, and 265,309 shares at December 31, 2009)	(5,157)	(5,433)
TOTAL STOCKHOLDERS’ EQUITY	313,082	312,281
Noncontrolling interest	2,751	2,776
TOTAL EQUITY	315,833	315,057
TOTAL LIABILITIES AND EQUITY	$3,998,241	$4,012,991

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009
INTEREST INCOME:
Interest and fees on loans and leases	$37,328	$39,483
Interest on securities:
Taxable	9,455	8,421
Nontaxable	2,849	1,883
Interest on federal funds sold	-	1
Interest on interest bearing deposits in other financial institutions	5	1
TOTAL INTEREST INCOME	49,637	49,789
INTEREST EXPENSE:
Interest on deposits	10,760	14,122
Interest on short-term borrowings	234	212
Interest on other borrowings	3,959	4,378
TOTAL INTEREST EXPENSE	14,953	18,712
NET INTEREST INCOME	34,684	31,077
Provision for loan and lease losses	8,894	6,665
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	25,790	24,412
NONINTEREST INCOME:
Service charges and fees	3,204	2,887
Loan servicing income	1,427	2,786
Trust fees	2,181	1,697
Brokerage and insurance commissions	712	881
Securities gains, net	1,456	2,965
Gain (loss) on trading account securities	48	(286)
Gains on sale of loans	798	1,808
Income on bank owned life insurance	314	130
Other noninterest income	453	(106)
TOTAL NONINTEREST INCOME	10,593	12,762
NONINTEREST EXPENSES
Salaries and employee benefits	15,423	16,433
Occupancy	2,294	2,375
Furniture and equipment	1,447	1,647
Professional fees	2,211	2,170
FDIC insurance assessments	1,420	1,047
Advertising	814	583
Intangible assets amortization	151	235
Net loss on repossessed assets	2,064	620
Other noninterest expenses	3,077	3,176
TOTAL NONINTEREST EXPENSES	28,901	28,286
INCOME BEFORE INCOME TAXES	7,482	8,888
Income taxes	2,160	2,819
NET INCOME	$5,322	$6,069
Net income available to noncontrolling interest, net of tax	25	59
NET INCOME ATTRIBUTABLE TO HEARTLAND	$5,347	$6,128
Preferred dividends and discount	(1,336)	(1,336)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$4,011	$4,792

EARNINGS PER COMMON SHARE – BASIC	$0.25	$0.29
EARNINGS PER COMMON SHARE – DILUTED	$0.24	$0.29
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,322	$6,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,117	2,292
Provision for loan and lease losses	8,894	6,665
Net amortization of premium on securities	1,273	1,165
Securities gains, net	(1,456)	(2,965)
(Increase) decrease in trading account securities	(571)	134
Stock based compensation	234	229
Loans originated for sale	(75,771)	(291,652)
Proceeds on sales of loans	75,261	294,892
Net gains on sales of loans	(798)	(1,808)
Decrease in accrued interest receivable	742	715
(Increase) decrease in prepaid expenses	1,231	(546)
Decrease in accrued interest payable	(1,099)	(1,383)
Other, net	(1,382)	(1,697)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,997	12,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	75,536	75,687
Proceeds from the maturity of and principal paydowns on securities available for sale	82,209	38,890
Proceeds from the maturity of and principal paydowns on securities held to maturity	319	549
Purchase of securities available for sale	(209,993)	(209,862)
Purchase of securities held to maturity	(8,880)	-
Net (increase) decrease in loans and leases	(41,772)	24,936
Purchase of bank owned life insurance policies	(5,676)	-
Capital expenditures	(4,363)	(1,140)
Proceeds on sale of OREO and other repossessed assets	6,681	982
NET CASH USED BY INVESTING ACTIVITIES	(105,939)	(69,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	46,685	84,304
Net (decrease) increase in time deposit accounts	(59,663)	64,185
Net increase (decrease) in short-term borrowings	28,383	(92,418)
Proceeds from other borrowings	401	55,050
Repayments of other borrowings	(25,791)	(15,243)
Purchase of treasury stock	(132)	(31)
Proceeds from issuance of common stock	302	210
Excess tax benefits on exercised stock options	6	2
Dividends paid	(2,649)	(2,253)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(12,458)	93,806
Net (decrease) increase in cash and cash equivalents	(104,400)	35,958
Cash and cash equivalents at beginning of year	182,410	51,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,010	$87,261
Supplemental disclosures:
Cash paid for income/franchise taxes	$2,720	$769
Cash paid for interest	$16,052	$20,095
Loans transferred to OREO	$5,514	$18,635

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2009	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623
Net income				6,128			(59)	6,069
Unrealized gain (loss) on securities available for sale					9,030			9,030
Unrealized gain (loss) on derivatives arising during the period					(1,932)			(1,932)
Reclassification adjustment for net security (gains)/losses realized in net income					(2,965)			(2,965)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					23			23
Income taxes					(1,528)			(1,528)
Comprehensive income								8,697
Cumulative preferred dividends accrued and discount accretion	701			(701)				-
Cash dividends declared:
Preferred, $12.50 per share				(635)				(635)
Common, $0.10 per share				(1,618)				(1,618)
Purchase of 1,913 shares of common stock						(31)		(31)
Issuance of 22,251 shares of common stock			(191)			403		212
Commitments to issue common stock			229					229
Balance at March 31, 2009	$76,279	$16,612	$43,865	$180,927	$1,287	$(6,454)	$2,961	$315,477

Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Net income				5,347			(25)	5,322
Unrealized gain (loss) on securities available for sale					(985)			(985)
Unrealized gain (loss) on derivatives arising during the period					(1,554)			(1,554)
Reclassification adjustment for net security (gains)/losses realized in net income					(1,456)			(1,456)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					323			323
Income taxes					1,364			1,364
Comprehensive income								3,014
Cumulative preferred dividends accrued and discount accretion	315			(315)				-
Cash dividends declared:
Preferred, $12.50 per share				(1,021)				(1,021)
Common, $0.10 per share				(1,628)				(1,628)
Purchase of 9,776 shares of common stock						(132)		(132)
Issuance of 21,288 shares of common stock			(99)			408		309
Commitments to issue common stock			234					234
Balance at March 31, 2010	$77,539	$16,612	$44,419	$174,870	$4,799	$(5,157)	$2,751	$315,833

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2009, included in Heartland Financial USA, Inc.’s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 16, 2010. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2010, are not necessarily indicative of the results expected for the year ending
December 31, 2010.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC on May 10, 2010.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month  period ended March 31, 2010 and 2009, are shown in the tables below:

	Three Months Ended
(Dollars and number of shares in thousands)	March 31, 2010	March 31, 2009
Net income attributable to Heartland	$5,347	$6,128
Preferred dividends and discount	(1,336)	(1,336)
Net income available to common stockholders	$4,011	$4,792
Weighted average common shares outstanding for basic earnings per share	16,349	16,276
Assumed incremental common shares issued upon exercise of stock options	87	21
Weighted average common shares for diluted earnings per share	16,436	16,297
Earnings per common share – basic	$0.25	$0.29
Earnings per common share – diluted	$0.24	$0.29

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of March 31, 2010 and 2009, and changes during the three months ended March 31, 2010 and 2009, follows:
	2010		2009
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	704,471	$20.02	743,363	$19.79
Granted	-	-	-	-
Exercised	(10,500)	12.00	(1,125)	8.80
Forfeited	-	-	(1,000)	24.13
Outstanding at March 31	693,971	$20.14	741,238	$19.81
Options exercisable at March 31	413,570	$18.61	335,338	$16.01

At March 31, 2010, the vested options totaled 413,570 shares with a weighted average exercise price of $18.61 per share and a weighted average remaining contractual life of 4.32 years. The intrinsic value for the vested options as of March 31, 2010, was $655 thousand. The intrinsic value for the total of all options exercised during the three months ended March 31, 2010, was $42 thousand. The total fair value of options vested during the three months ended March 31, 2010, was $234 thousand. At March 31, 2010, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 371,710.

No options were granted during the first quarters of 2010 and 2009. Cash received from options exercised for the three months ended March 31, 2010, was $126 thousand, with a related tax benefit of $6 thousand. Cash received from options exercised for the three months ended March 31, 2009, was $10 thousand, with a related tax benefit of $2 thousand.

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Heartland Compensation Committee. On January 19, 2010, restricted stock units (“RSUs”) totaling 98,200 were granted to key policy-making employees. These RSUs were granted at no cost to the employee. These RSUs represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over five years in three equal installments on the 3rd, 4th and 5th anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the employee attains age 62 and has provided ten years of service to Heartland; and, if held by Heartland’s five most highly compensated employees, are subject to TARP limitations that prohibit settlement until Heartland’s TARP monies have been repaid to Treasury (subject to increments of 25%) and will continue to vest after retirement if retirement occurs after the second anniversary of the grant date.

Total compensation costs recorded for stock options, RSUs and shares to be issued under the 2006 Employee Stock Purchase Plan were $234 thousand and $229 thousand for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $2.6 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2014.

Effect of New Financial Accounting Standards

In June 2009, the FASB issued an accounting standard that amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard was subsequently codified into ASC Topic 860, “Accounting for Transfers of Financial Assets”. Heartland adopted this accounting standard effective January 1, 2010, and it did not have a material impact on Heartland’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard that will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes. This accounting standard requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This accounting standard was subsequently codified into ASC Topic 810, “Improvements for Financial Reporting by Enterprises Involved with Variable Interest Entities”. Heartland adopted this accounting standard effective January 1, 2010, and it did not have a material impact on Heartland’s consolidated financial statements.

In January 2010, the FASB issued an accounting standard that requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation. Additionally, the standard clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. This accounting standard was subsequently codified into ASC Topic 820, “Improving Disclosures about Fair Value Measurements”. This accounting standard became effective for Heartland on January 1, 2010, except for disclosures about Level 3 activity of purchases, sales, issuances and settlements on a gross basis. Those disclosures will be effective for fiscal years beginning after December 15, 2010. With respect to the provisions of this accounting standard that were adopted during the current period, the adoption of this standard did not have a material impact on Heartland’s consolidated financial statements. Management also believes that the adoption of the remaining provisions of this accounting standard will not have a material impact on Heartland’s consolidated financial statements.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of March 31, 2010, and December 31, 2009, are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Securities available for sale:
U.S. government corporations and agencies	$334,515	$2,148	$(1,195)	$335,468
Mortgage-backed securities	597,339	10,926	(9,431)	598,834
Obligations of states and political subdivisions	214,457	5,627	(1,368)	218,716
Corporate debt securities	1,942	17	-	1,959
Total debt securities	1,148,253	18,718	(11,994)	1,154,977
Equity securities	29,803	638	-	30,441
Total	$1,178,056	$19,356	$(11,994)	$1,185,418

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Securities available for sale:
U.S. government corporations and agencies	$277,219	$2,503	$(281)	$279,441
Mortgage-backed securities	608,556	11,765	(8,383)	611,938
Obligations of states and political subdivisions	208,197	5,328	(1,675)	211,850
Corporate debt securities	1,942	-	(70)	1,872
Total debt securities	1,095,914	19,596	(10,409)	1,105,101
Equity securities	29,751	616	-	30,367
Total	$1,125,665	$20,212	$(10,409)	$1,135,468

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2010, and December 31, 2009, are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Securities held to maturity:
Mortgage-backed securities	$11,733	$89	$(1,499)	$10,323
Obligations of states and political subdivisions	35,922	-	(16)	35,906
Total	$47,655	$89	$(1,515)	$46,229

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Securities held to maturity:
Mortgage-backed securities	$12,011	$35	$(1,596)	$10,450
Obligations of states and political subdivisions	27,043	-	(16)	27,027
Total	$39,054	$35	$(1,612)	$37,477

Nearly 80% of Heartland’s mortgage-backed securities are issuances of government-sponsored enterprises.

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of March 31, 2010, and December 31, 2009. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2009, and December 31, 2008, respectively.

Unrealized Losses on Securities Available for Sale
March 31, 2010

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$187,651	$(1,195)	$-	$-	$187,651	$(1,195)
Mortgage-backed securities	150,795	(5,408)	30,651	(4,023)	181,446	(9,431)
Obligations of states and political subdivisions	46,261	(1,187)	5,422	(181)	51,683	(1,368)
Corporate debt securities	-	-	-	-	-	-
Total debt securities	384,707	(7,790)	36,073	(4,204)	420,780	(11,994)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$384,707	$(7,790)	$36,073	$(4,204)	$420,780	$(11,994)

Unrealized Losses on Securities Available for Sale
December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$41,255	$(281)	$-	$-	$41,255	$(281)
Mortgage-backed securities	120,270	(4,120)	32,784	(4,263)	153,054	(8,383)
Obligations of states and political subdivisions	47,831	(1,510)	2,681	(165)	50,512	(1,675)
Corporate debt securities	1,872	(70)	-	-	1,872	(70)
Total debt securities	211,228	(5,981)	35,465	(4,428)	246,693	(10,409)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$211,228	$(5,981)	$35,465	$(4,428)	$246,693	$(10,409)

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

NOTE 3: LOANS AND LEASES

The carrying amount of loans covered under loss share agreements with the FDIC consisted of impaired and nonimpaired purchased loans and are summarized in the following tables:

March 31, 2010
(Dollars in thousands)
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$3,219	$10,022	$13,241
Residential mortgage	576	7,488	8,064
Agricultural and agricultural real estate	588	2,218	2,806
Consumer loans	1,113	2,744	3,857
Total Loans Covered Under Loss Share Agreements	$5,496	$22,472	$27,968

December 31, 2009
(Dollars in thousands)
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$5,102	$9,966	$15,068
Residential mortgage	407	8,577	8,984
Agricultural and agricultural real estate	594	3,032	3,626
Consumer loans	1,057	3,125	4,182
Total Loans Covered Under Loss Share Agreements	$7,160	$24,700	$31,860

NOTE 4: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2010, and December 31, 2009, are presented in the table below, in thousands:

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,957	$7,982	$9,957	$7,856
Mortgage servicing rights	13,415	3,791	13,021	3,488
Customer relationship intangible	1,177	456	1,177	431
Total	$24,549	$12,229	$24,155	$11,775
Unamortized intangible assets		$12,320		$12,380

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2010. Heartland’s actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at March 31, 2010, or December 31, 2009. The fair value of Heartland’s mortgage servicing rights was estimated at $11.8 million and $10.0 million at March 31, 2010, and December 31, 2009, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ending December 31, 2010	$362	$1,889	$75	$2,326

Year ending December 31,
2011	470	2,210	100	2,780
2012	441	1,842	55	2,338
2013	423	1,473	44	1,940
2014	186	1,105	43	1,334
2015	15	737	42	794
Thereafter	78	368	362	808

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2010	2009
Balance at January 1	$9,533	$4,566
Originations	694	3,146
Amortization	(603)	(1,385)
Balance at March 31	$9,624	$6,327

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. This collar transaction was effective on April 4, 2006, and matured on April 4, 2009. Heartland was the payer on prime at a cap strike rate of 8.95% and the counterparty was the payer on prime at a floor strike rate of 7.00%. On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. This collar transaction was effective on September 21, 2005, and matures on September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of March 31, 2010, and December 31, 2009, the fair market value of this collar transaction was recorded as an asset of $709 thousand and $1.0 million, respectively.

For accounting purposes, the two collar transactions above are designated as cash flow hedges of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Heartland’s prime-based loans that reset whenever prime changes. The hedged loan transactions for the two hedging relationships are designated as the first prime-based interest payments received by Heartland each calendar month during the term of the collar that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the collar.

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

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2010, and December 31, 2009, the fair market value of this cap transaction was recorded as an asset of $25 thousand and $75 thousand, respectively. Upon the execution of the second swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the first three months of 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $50 thousand. During the first three months of 2009, the mark to market adjustment on this cap transaction was recorded as a loss of $20 thousand.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2010, this cap transaction had no fair market value. As of December 31, 2009, the fair market value of this cap transaction was recorded as an asset of $3 thousand. Upon the execution of the third swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the first three months of 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $3 thousand. During the first three months of 2009, the mark to market adjustment on this cap transaction was recorded as a loss of $7 thousand.

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

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $319 thousand at March 31, 2010, and as an asset of $136 thousand at December 31, 2009.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. As of March 31, 2010, and December 31, 2009, the fair value of this swap transaction was recorded as an asset of $570 thousand and $885 thousand, respectively.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $9 thousand at March 31, 2010, and as an asset of $403 thousand at December 31, 2009.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in ASC 815-20-25, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments’ change in fair value were included in the assessment of hedge effectiveness. Except as discussed below, no ineffectiveness was recognized for the cash flow hedge transactions for the quarters ended March 31, 2010 and 2009.

The April 4, 2006, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on the full $50.0 million notional amount that was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Heartland’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $50.0 million to $38.7 million. This hedge failure resulted in the recognition of a loss of $282 thousand during the first quarter of 2009, which consists of the mark to market loss on the collar transaction of $463 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $181 thousand.

At the inception of the September 19, 2005, collar transaction, Heartland designated separate proportions of the $50.0 million collar in qualifying cash flow hedging relationships. Designation of a proportion of a derivative instrument is discussed in ASC 815, which states that “Either all or a proportion of a derivative may be designated as the hedging instrument. The proportion must be expressed as a percentage of the entire derivative so that the profile of risk exposures in the hedging portion of the derivative is the same as that in the entire derivative.” Consistent with that guidance, Heartland identified four different proportions of the $50.0 million collar and documented four separate hedging relationships based on those proportions. Although only one collar was executed with an external party, Heartland established four distinct hedging relationships for various proportions of the collar and designated them against hedged transactions specifically identified at each of four different subsidiary banks. Because each proportion of the collar was designated against hedged transactions specified at different subsidiary banks, the hedging relationship for one proportion of the collar could fail hedge accounting (or have hedge ineffectiveness), without affecting the separate hedging relationships established for other proportions of the collar that were designated against hedged transactions at other subsidiary banks. Effectiveness of each hedging relationship is assessed and measured independently of the other hedging relationships.

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on this portion of the collar transaction of $212 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $14 thousand. During the first quarters of 2010 and 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $91 thousand and $49 thousand, respectively.

A portion of the September 19, 2005, collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank’s prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During the first quarters of 2010 and 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $90 thousand and $64 thousand, respectively.

An additional portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6 million. This hedge failure resulted in the recognition of a gain of $68 thousand during the first quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $64 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $132 thousand. During the first quarter of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $90 thousand.

The final portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $7.2 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Wisconsin Community Bank’s prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $7.2 million to $4.8 million. This hedge failure resulted in the recognition of a loss of $68 thousand during the second quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $41 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $27 thousand. During the first quarter of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $46 thousand.

For the three months ended March 31, 2010, the change in net unrealized losses of $1.6 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity, before income taxes of $577 thousand. For the three months ended March 31, 2009, the change in net unrealized gains of $1.9 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity, before income taxes of $720 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland’s variable-rate assets and liabilities. For the first quarter of 2010, the change in net unrealized gains on cash flow hedges reflects a reclassification of $56 thousand of net unrealized gains from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $111 thousand will be reclassified from accumulated other comprehensive income to interest income.

Cash payments received on the collar transactions totaled $344 thousand during the first three months of 2010 and $799 thousand during the first three months of 2009.

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

NOTE 6: FAIR VALUE

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan”. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At March 31, 2010, all of the impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies the impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned
Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Heartland considers third party appraisals, as well as independent fair value assessments from Realtors or persons involved in selling OREO, in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Heartland also periodically reviews OREO to determine if the property should continue to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. OREO is classified as nonrecurring Level 3.

The table below presents Heartland’s assets that are measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)
	Total Fair Value March 31, 2010	Level 1	Level 2	Level 3

Trading securities	$1,266	$1,266	$-	$-
Available-for-sale securities	1,185,418	335,468	848,362	1,588
Derivative assets	976	-	976	-
Total assets at fair value	$1,187,660	$336,734	$849,338	$1,588

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2010.

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)
Fair Value
Balance at January 1, 2010	$1,535
Market value appreciation	53
Balance at March 31, 2010	$1,588

The table below presents Heartland’s assets that are measured at fair value on a nonrecurring basis:

(Dollars in thousands)
	Carrying Value at March 31, 2010				Quarter Ended March 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$149,414	$-	$-	$149,414	$3,697
OREO	28,652	-	-	28,652	1,533

The table below is a summary of the estimated fair value of Heartland’s financial instruments as of March 31, 2010, and December 31, 2009, as defined by ASC 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

(Dollars in thousands)
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$78,010	$78,010	$182,410	$182,410
Trading securities	1,266	1,266	695	695
Securities available for sale	1,185,418	1,185,418	1,135,468	1,135,468
Securities held to maturity	47,655	46,229	39,054	37,477
Loans and leases, net of unearned	2,413,203	2,441,643	2,380,312	2,408,506
Derivatives	976	976	2,530	2,530

Financial Liabilities:
Demand deposits	$489,807	$489,807	$460,645	$460,645
Savings deposits	1,571,881	1,571,881	1,554,358	1,554,358
Time deposits	975,723	975,723	1,035,386	1,035,386
Short-term borrowings	190,732	190,732	162,349	162,349
Other borrowings	426,039	412,460	451,429	438,102

Cash and Cash Equivalents – The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

Securities - For securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases – The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept). The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held for sale is estimated using quoted market prices.

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

Commitments to Extend Credit, Unused Lines of Credit and Standby Letters of Credit - Based upon management’s analysis of the off balance sheet financial instruments, there are no significant unrealized gains or losses associated with these financial instruments based upon review of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

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

Heartland’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of Heartland’s 2009 Form 10-K filed with the Securities and Exchange Commission on March 16, 2010. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

OVERVIEW

Heartland’s results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions and gains on sale of loans, also affects Heartland’s results of operations. Heartland’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs and provision for loan and lease losses.

Net income was $5.3 million for the quarter ended March 31, 2010, compared to $6.1 million for the first quarter of 2009. Net income available to common stockholders was $4.0 million, or $0.24 per diluted common share, for the quarter ended March 31, 2010, compared to $4.8 million, or $0.29 per diluted common share, for the first quarter of 2009. Return on average common equity was 6.83 percent and return on average assets was 0.41 percent for the first quarter of 2010, compared to 8.26 percent and 0.53 percent, respectively, for the same quarter in 2009.

Net income for the first quarter of 2010 exceeded the previous three quarters. Although earnings for the first quarter of 2010 were negatively affected by a larger loan loss provision than in the first quarter of 2009, the provision for loan losses declined from the fourth quarter of 2009 and profitability for the first quarter of 2010 increased over the previous three quarters. The effect of decreases in the income associated with residential mortgage loan activity and gains on the sales of securities during the first quarter of 2010 compared to the first quarter of 2009 were mitigated by growth in net interest income. Heartland’s first quarter 2010 net interest margin was 4.14 percent compared to 3.94 percent for the first quarter of 2009. The level of nonperforming loans also continued to show signs of stabilization during the first quarter of 2010.

At March 31, 2010, total assets had experienced a slight decrease of $14.7 million or 1 percent annualized since year-end 2009. Securities represented 31 percent of total assets at March 31, 2010, compared to 29 percent of total assets at December 31, 2009.

Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.37 billion at March 31, 2010, compared to $2.33 billion at year-end 2009, an increase of $38.1 million or 7 percent annualized. The loan category experiencing the majority of this growth was commercial and commercial real estate loans, which primarily occurred at Dubuque Bank and Trust Company and Wisconsin Community Bank.

Total deposits were $3.04 billion at March 31, 2010, compared to $3.05 billion at year-end 2009, a decrease of $13.0 million or 2 percent annualized. The Heartland banks experiencing an increase in deposits during the first quarter of 2010 were New Mexico Bank & Trust, Arizona Bank & Trust and Minnesota Bank & Trust. Dubuque Bank and Trust experienced a decrease in total deposits as one large depositor shifted a large portion of its deposits into retail repurchase agreements with the bank. Deposit composition continued to improve during the first quarter of 2010, as demand and savings deposit balances increased and time deposits, exclusive of brokered deposits, decreased.

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2010. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

During the first quarter of 2010, Heartland implemented a new methodology, including the installation of new software, for the calculation of the allowance for loan and lease losses. The implementation of this new methodology included the establishment of a dual risk rating system, which allows the utilization of a Probability of Default and Loss Given Default for commercial and agricultural loans in the calculation of the allowance for loan and lease losses. In addition to an enhanced allowance methodology, this software also has the ability to perform stress testing and migration analysis on various portfolio segments.

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

In assessing the fair value of reporting units, Heartland may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. Also, management often utilizes other information to validate the reasonableness of its valuations including public market comparables, and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable companies and business segments. These multiples may be adjusted to consider competitive differences, including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities, including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires management judgment and considers many factors, including the regulatory capital regulations and capital characteristics of comparable companies in relevant industry sectors. In certain circumstances, management will engage a third party to independently validate its assessment of the fair value of its reporting units.

Management assesses the impairment of identifiable intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review include the following:

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.14 percent during the first quarter of 2010 compared to 3.94 percent for the first quarter of 2009 and 4.04 percent for the fourth quarter of 2009. Management is focused on maintaining margin near the 4.00 percent level and will not compete for loans or deposits strictly for the sake of growth.

Net interest income on a tax-equivalent basis totaled $35.8 million during the first quarter of 2010, an increase of $3.7 million or 12 percent from the $32.1 million recorded during the first quarter of 2009. This increase occurred as Heartland’s interest bearing liabilities repriced downward more quickly than its interest earning assets. Also contributing to this increase was a continued change in the composition of interest bearing liabilities as the percentage of average time deposits, which are typically the highest cost deposits, decreased from 44 percent of total average deposits during the first quarter of 2009 to 33 percent during the first quarter of 2010.

Even though average earning assets during the first quarter of 2010 were $200.5 million or 6 percent greater than during the first quarter of 2009, interest income, on a tax-equivalent basis, during the first quarter of 2010 remained consistent with the interest income earned during the first quarter of 2009 at $50.8 million. The composition of average earning assets continued to change as the percentage of loans, which are typically the highest yielding asset, to total average earning assets was 67 percent during the first quarter of 2010 compared to 72 percent during the first quarter of 2009.

Interest expense for the first quarter of 2010 was $15.0 million, a decrease of $3.7 million or 20 percent from $18.7 million in the first quarter of 2009, and a decrease of $1.4 million or 9 percent from $16.4 million in the fourth quarter of 2009. Interest rates paid on Heartland’s deposits and borrowings were significantly lower during the first quarter of 2010 compared to the first and fourth quarters of 2009, and we anticipate further improvements in interest expense during the second quarter of 2010. Despite an increase in average interest bearing liabilities of $244.4 million or 8 percent for the quarter ended March 31, 2010, as compared to the same quarter in 2009, the average interest rates paid on Heartland’s deposits and borrowings declined 68 basis points from 2.60 percent in 2009 to 1.92 percent in 2010. Approximately 31 percent of Heartland’s certificate of deposit accounts will mature within the next six months at a weighted average rate of 1.71 percent.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Nearly half of Heartland’s commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate. Since a large portion of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive affect on Heartland’s interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland’s most recent net interest income simulations. Note 5 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the quarters ended March 31, 2010 and 2009 (Dollars in thousands)
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$926,161	$9,455	4.14%	$759,985	$8,421	4.49%
Nontaxable1	239,587	3,807	6.44	160,147	2,720	6.89
Total securities	1,165,748	13,262	4.61	920,132	11,141	4.91
Interest bearing deposits	2,848	5	0.71	634	1	0.64
Federal funds sold	617	-	-	785	1	0.52
Loans and leases:
Commercial and commercial real estate1	1,695,161	24,821	5.94	1,693,796	26,142	6.26
Residential mortgage	196,770	2,720	5.61	236,878	3,449	5.90
Agricultural and agricultural real estate1	258,770	3,984	6.24	256,059	4,092	6.48
Consumer	231,660	4,974	8.71	231,328	4,973	8.72
Direct financing leases, net	2,129	32	6.10	5,544	68	4.97
Fees on loans	-	986	-	-	966	-
Less: allowance for loan and lease losses	(43,688)	-	-	(35,600)	-	-
Net loans and leases	2,340,802	37,517	6.50	2,388,005	39,690	6.74
Total earning assets	3,510,015	$50,784	5.87%	3,309,556	$50,833	6.23%
NONEARNING ASSETS	474,779			349,648
TOTAL ASSETS	$3,984,794			$3,659,204
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,549,140	$4,136	1.08%	$1,116,314	$4,524	1.64%
Time, $100,000 and over	324,888	2,070	2.58	394,948	3,238	3.32
Other time deposits	683,859	4,554	2.70	769,443	6,360	3.35
Short-term borrowings	169,237	234	0.56	170,826	212	0.50
Other borrowings	436,037	3,959	3.68	467,232	4,378	3.80
Total interest bearing liabilities	3,163,161	14,953	1.92%	2,918,763	18,712	2.60%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	466,940			393,615
Accrued interest and other liabilities	36,666			32,858
Total noninterest bearing liabilities	503,606			426,473
STOCKHOLDERS’ EQUITY	318,027			313,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,984,794			$3,659,204
Net interest income1		$35,831			$32,121
Net interest spread1			3.95%			3.63%
Net interest income to total earning assets1			4.14%			3.94%
Interest bearing liabilities to earning assets	90.12%			88.19%

1 Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. During the first quarter of 2010, the provision for loan losses was $8.9 million compared to $10.8 million during the fourth quarter of 2009 and $6.7 million during the first quarter of 2009. Additions to the allowance for loan and lease losses during the first quarter of 2010 were driven by a variety of factors including the continuation of depressed economic conditions, downgrades in internal risk ratings and reductions in appraised values of collateral securing loans, primarily in Heartland’s Western markets of Arizona and Montana.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of March 31, 2010, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The table below shows Heartland’s noninterest income for the quarters indicated.

(Dollars in thousands)
	Three Months Ended
	March 31, 2010	March 31, 2009	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,204	$2,887	$317	11%
Loan servicing income	1,427	2,786	(1,359)	(49)
Trust fees	2,181	1,697	484	29
Brokerage and insurance commissions	712	881	(169)	(19)
Securities gains, net	1,456	2,965	(1,509)	(51)
Gain (loss) on trading account securities, net	48	(286)	334	117
Gains on sale of loans	798	1,808	(1,010)	(56)
Income on bank owned life insurance	314	130	184	142
Other noninterest income	453	(106)	559	527
TOTAL NONINTEREST INCOME	$10,593	$12,762	$(2,169)	(17)%

Noninterest income was $10.6 million during the first quarter of 2010 compared to $12.8 million during the first quarter of 2009, a decrease of $2.2 million or 17 percent, primarily due to decreases in loan servicing income, securities gains and gains on sale of loans. A portion of the decreases in these noninterest income categories was offset by increases in service charges and fees and trust fees.

Service charges and fees increased $317 thousand or 11 percent during the quarters under comparison. Service charges on checking and savings accounts, including overdraft fees, recorded during the first quarter of 2010 were $2.0 million compared to $1.9 million during the first quarter of 2009, an increase of $104 thousand or 5 percent. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts continued at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $990 thousand during the first quarter of 2010 compared to $791 thousand during the first quarter of 2009, an increase of $199 thousand or 25 percent.

Loan servicing income decreased $1.4 million or 49 percent. Included in loan servicing income is mortgage servicing rights income, which was $694 thousand during the first quarter of 2010 compared to $3.1 million during the first quarter of 2009, and amortization of mortgage servicing rights, which was $603 thousand during the first quarter of 2010 compared to $1.4 million during the first quarter of 2009. These components of loan servicing income decreased during the first quarter of 2010 as the volume of mortgage loans originated and sold into the secondary market returned to levels that are more normal. Also included in loan servicing income are the fees collected for the servicing of mortgage loans for others, which was $722 thousand during the first quarter of 2010 compared to $466 thousand during the first quarter of 2009. The portfolio of mortgage loans serviced for others by Heartland totaled $1.18 billion at March 31, 2010, compared to $868.6 million at March 31, 2009.

Trust fees increased $484 thousand or 29 percent during the first quarter of 2010 compared to the same quarter in 2009. A large portion of trust fees are based upon the market value of the trust assets, which was $1.77 billion at March 31, 2010, compared to $1.30 billion at March 31, 2009.

Securities gains totaled $1.5 million during the first quarter of 2010 compared to $3.0 million during the first quarter of 2009. There was a higher volume of securities sales during the first quarter of 2009 as securities designed to outperform in a declining rate environment were sold and replaced with securities that are expected to outperform as rates rise.

Gains on sale of loans totaled $798 thousand during the first quarter of 2010 compared to $1.8 million during the first quarter of 2009. As long-term mortgage loan rates fell below 5.00 percent during the first quarter of 2009, refinancing activity significantly increased on 15- and 30-year, fixed-rate mortgage loans. Heartland normally elects to sell these types of loans into the secondary market and retains the servicing on these loans.

Income on bank owned life insurance increased $184 thousand or 142 percent during the first quarter of 2010 compared to the same quarter of 2009. A large portion of Heartland’s bank owned life insurance is held in a separate account product that experienced lower yields during the first quarter of 2009.

Other noninterest income totaled $453 thousand during the first quarter of 2010 compared to a net loss of $106 thousand during the first quarter of 2009. Income on interest rate hedges totaled $28 thousand during the first quarter of 2010 compared to losses of $288 thousand during the first quarter of 2009. See Note 5 to Heartland’s consolidated financial statements for further discussion on these derivative transactions. Also affecting other noninterest income during the first quarter of 2010 was $182 thousand in payments due from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed on July 2, 2009.

Noninterest Expenses

The table below shows Heartland’s noninterest expense for the quarters indicated.

(Dollars in thousands)
	Three Months Ended
	March 31, 2010	March 31, 2009	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$15,423	$16,433	$(1,010)	(6)%
Occupancy	2,294	2,375	(81)	(3)
Furniture and equipment	1,447	1,647	(200)	(12)
Professional fees	2,211	2,170	41	2
FDIC insurance assessments	1,420	1,047	373	36
Advertising	814	583	231	40
Intangible assets amortization	151	235	(84)	(36)
Net loss on repossessed assets	2,064	620	1,444	233
Other noninterest expenses	3,077	3,176	(99)	(3)
TOTAL NONINTEREST EXPENSES	$28,901	$28,286	$615	2%

For the first quarter of 2010, noninterest expense totaled $28.9 million, an increase of $615 thousand or 2 percent from the $28.3 million recorded during the same quarter in 2009. The noninterest expense categories experiencing the largest increases were FDIC insurance assessments, advertising and net loss on repossessed assets. The impact of these increases was partially mitigated by a decrease in salaries and employee benefits expense.

The largest component of noninterest expense, salaries and employee benefits, decreased $1.0 million or 6 percent during the first quarter of 2010 compared to the first quarter of 2009. Total full-time equivalent employees were 1,015 at March 31, 2010, compared to 1,049 at March 31, 2009.

FDIC insurance assessments increased $373 thousand or 36 percent during the first quarter of 2010 compared to the first quarter of 2009. The FDIC assessment rate changed from a range of 10 to 14 basis points to a range of 12 to 16 basis points beginning in the second quarter of 2009.

For the first quarter of 2010, advertising expense increased $231 thousand or 40 percent over the first quarter of 2009. Slightly over half this increase was attributable to services performed by a third party to redesign the websites for Heartland and its bank subsidiaries.

Net loss on repossessed assets totaled $2.1 million during the first quarter of 2010 compared to $620 thousand during the first quarter of 2009. A majority of the increased loss in the first quarter of 2010 resulted from valuation adjustments due to continued reductions in real estate values, particularly in Heartland’s Phoenix, Arizona and Bozeman, Montana markets.

Income Taxes

Heartland’s effective tax rate was 28.87 percent for the first quarter of 2010 compared to 31.72 percent for the first quarter of 2009. Heartland’s effective tax rate is affected by the level of tax-exempt interest income, which, as a percentage of pre-tax income, was 28.37 percent during the first quarter of 2010 compared to 21.70 percent during the first quarter of 2009. The tax-equivalent adjustment for this tax-exempt interest income was $1.1 million during the first quarter of 2010 compared to $1.0 million during the first quarter of 2009.

FINANCIAL CONDITION

At March 31, 2010, total assets had decreased $14.7 million or 1 percent annualized since year-end 2009.

Lending Activities

Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.37 billion at March 31, 2010, compared to $2.33 billion at year-end 2009, an increase of $38.1 million or 7 percent annualized. The loan category experiencing the majority of this growth was commercial and commercial real estate loans, which totaled $1.71 billion at March 31, 2010, an increase of $40.6 million or 10 percent annualized since year-end 2009. This growth occurred at Dubuque Bank and Trust Company and Wisconsin Community Bank.

The table below presents the composition of the loan portfolio as of March 31, 2010, and December 31, 2009.

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,710,669	72.05%	$1,670,108	71.50%
Residential mortgage	175,065	7.37	175,059	7.49
Agricultural and agricultural real estate	258,239	10.88	256,780	10.99
Consumer	228,311	9.62	231,709	9.92
Lease financing, net	1,951	.08	2,326	0.10
Gross loans and leases held to maturity	2,374,235	100.00%	2,335,982	100.00%
Unearned discount	(2,449)		(2,491)
Deferred loan fees	(2,553)		(2,349)
Total loans and leases held to maturity	2,369,233		2,331,142
Loans covered under loss share agreements:
Commercial and commercial real estate	$13,241	47.35%	$15,068	47.29%
Residential mortgage	8,064	28.83	8,984	28.20
Agricultural and agricultural real estate	2,806	10.03	3,626	11.38
Consumer	3,857	13.79	4,182	13.13
Total loans covered under loss share agreements	27,968	100.00%	31,860	100.00%
Allowance for loan and lease losses	(46,350)		(41,848)
Loans and Leases, net	$2,350,851		$2,321,154

Loans and leases secured by real estate, either fully or partially, totaled $1.8 billion or 75 percent of total loans and leases at March 31, 2010. Of the non-farm, nonresidential loans, 58 percent are owner occupied. The largest categories within Heartland’s real estate secured loans are listed below:

(Dollars in thousands)

Residential real estate, excluding residential construction and residential lot loans	$422,512
Agriculture	202,084
Industrial, manufacturing, business and commercial	199,096
Land development and lots	198,268
Retail	165,527
Office	116,841
Hotel, resort and hospitality	104,031
Warehousing	70,206
Multi-family	63,980
Food and beverage	63,906
Residential construction	47,381

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

The allowance for loan and lease losses at March 31, 2010, was 1.96 percent of loans and leases and 59.21 percent of nonperforming loans compared to 1.80 percent of loans and leases and 53.56 percent of nonperforming loans at December 31, 2009, and 1.58 percent of loans and leases and 55.52 percent of nonperforming loans at March 31, 2009. Additions to the allowance for loan and lease losses during the first quarter of 2010 were driven by a variety of factors including the continuation of depressed economic conditions, downgrades in internal risk ratings and reductions in appraised values of collateral securing loans, primarily in Heartland’s Western markets of Arizona and Montana.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $78.3 million or 3.30 percent of total loans and leases at March 31, 2010, compared to $78.1 million or 3.35 percent of total loans and leases at December 31, 2009, and $67.1 million or 2.85 percent of total loans and leases at March 31, 2009. Approximately 62 percent, or $48.3 million, of Heartland’s nonperforming loans are to 19 borrowers, with $17.4 million originated by Rocky Mountain Bank, $13.2 million originated by Summit Bank & Trust, $7.5 million originated by Wisconsin Community Bank, $5.7 million originated by Arizona Bank & Trust, $2.8 million originated by New Mexico Bank & Trust and $1.6 million originated by Dubuque Bank and Trust. The portion of Heartland’s nonperforming loans covered by government guarantees was $5.8 million at March 31, 2010. The industry breakdown for these nonperforming loans as identified using the North American Industry Classification System (NAICS) was $14.5 million other activities related to real estate, $7.1 million construction and development, $6.2 million lot and land development, $4.2 million real estate financing provider and $3.1 million lessors of real estate. The remaining $13.2 million was distributed among seven other industries.

Other real estate owned, exclusive of assets covered under the loss sharing agreements, was $28.3 million at March 31, 2010, compared to $30.2 million at December 31, 2009, and $29.3 million at March 31, 2009. Liquidation strategies have been identified for all the assets held in other real estate owned. Management plans to market these properties through an orderly liquidation process instead of a quick liquidation process that would likely result in discounts greater than the projected carrying costs. As a result of continued collection activities, it is likely that other real estate owned will rise during the second quarter of 2010. Commercial real estate makes up $27.6 million or 94 percent of Heartland’s total other real estate owned.

Net charge-offs during the first quarter of 2010 were $4.4 million compared to $5.0 million during the first quarter of 2009. A large portion of the net charge-offs was related to commercial real estate development loans and residential lot loans.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2010	2009

Balance at beginning of period	$41,848	$35,651
Provision for loan and lease losses	8,894	6,665
Recoveries on loans and leases previously charged off	377	596
Loans and leases charged off	(4,769)	(5,635)
Balance at end of period	$46,350	$37,277
Annualized ratio of net charge offs to average loans and leases	0.75%	0.84%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of March 31,		As of December 31,
	2010	2009	2009	2008
Not covered under loss share agreements:
Nonaccrual loans and leases	$78,239	$67,140	$78,118	$76,953
Loan and leases contractually past due 90 days or more	47	-	17	1,005
Total nonperforming loans and leases	78,286	67,140	78,135	77,958
Other real estate	28,290	29,317	30,205	11,750
Other repossessed assets	528	1,501	501	1,484
Total nonperforming assets not covered under loss share agreements	$107,104	$97,958	$108,841	$91,192
Covered under loss share agreements:
Nonaccrual loans and leases	$4,621	$-	$4,170	$-
Loan and leases contractually past due 90 days or more	-	-	-	-
Total nonperforming loans and leases	4,621	-	4,170	-
Other real estate	362	-	363	-
Other repossessed assets	-	-	-	-
Total nonperforming assets covered under loss share agreements	$4,983	$-	$4,533	$-

Restructured loans (1)	$21,637	-	$46,656	-
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	3.30%	2.85%	3.35%	3.24%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	4.47%	4.10%	4.61%	3.77%
Nonperforming assets not covered under loss share agreements to total assets	2.68%	2.63%	2.71%	2.51%
(1) Represents accruing restructured loans performing according to their restructured terms.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland’s asset/liability position and liquidity needs. Securities represented 31 percent of total assets at March 31, 2010, and 29 percent at December 31, 2009. Total available for sale securities as of March 31, 2010, were $1.19 billion, an increase of $50.0 million or 18 percent annualized from $1.14 billion at December 31, 2009. Additional securities were purchased during the first quarter of 2010 as loan growth continued to be weak.

The table below presents the composition of the securities portfolio by major category as of March 31, 2010, and December 31, 2009. The composition of the securities portfolio shifted from an emphasis in mortgage-backed securities to U.S. government corporations and agencies as the spread on mortgage-backed securities narrowed in comparison to government agency securities. The percentage of mortgage-backed securities was 49 percent at March 31, 2010, compared to 53 percent at year-end 2009. Nearly 80 percent of Heartland’s mortgage-backed securities are issuances of government-sponsored enterprises as of March 31, 2010.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$335,468	27.18%	$279,441	23.78%
Mortgage-backed securities	610,567	49.46	623,949	53.09
Obligation of states and political subdivisions	254,638	20.63	238,893	20.33
Other securities	33,666	2.73	32,934	2.80
Total securities	$1,234,339	100.00%	$1,175,217	100.00%

Deposits And Borrowed Funds

Total deposits were $3.04 billion at March 31, 2010, compared to $3.05 billion at year-end 2009, a decrease of $13.0 million or 2 percent annualized. The Heartland banks experiencing an increase in deposits during the first quarter of 2010 were New Mexico Bank & Trust with an increase of $18.6 million, Arizona Bank & Trust with an increase of $28.0 million and Minnesota Bank & Trust with an increase of $5.3 million. Dubuque Bank and Trust experienced a $57.6 million decrease in total deposits as one large depositor shifted a large portion of its deposits into retail repurchase agreements with the bank. Deposit composition continued to improve during the first quarter of 2010, as demand deposits increased $29.2 million or 25 percent annualized since year-end 2009 and savings deposit balances increased $17.5 million or 5 percent annualized since year-end 2009. Conversely, time deposits, exclusive of brokered deposits, experienced a decrease of $55.2 million or 22 percent annualized since year-end 2009. At March 31, 2010, brokered time deposits totaled $37.3 million or 1 percent of total deposits compared to $41.8 million or 1 percent of total deposits at year-end 2009.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term Federal Home Loan Bank ("FHLB") advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of March 31, 2010, the amount of short-term borrowings was $190.7 million compared to $162.3 million at year-end 2009, an increase of $28.4 million or 17 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank’s reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $168.3 million at March 31, 2010, compared to $145.6 million at year-end 2009.

Also included in short-term borrowings is the revolving credit line Heartland has with an unaffiliated bank, primarily to provide working capital to Heartland. This credit line may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland, the primary purpose of which is to hold and manage certain nonperforming loans and assets to allow the liquidation of those assets at a time that is more economically advantageous. Under this unsecured revolving credit line, Heartland may borrow up to $15.0 million at any one time. At March 31, 2010, and December 31, 2009, $5.0 million was outstanding on this revolving credit line.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of March 31, 2010, the amount of other borrowings was $426.0 million, a decrease of $25.4 million or 6 percent since year-end 2009. Other borrowings include structured wholesale repurchase agreements, which totaled $135.0 million at March 31, 2010, and December 31, 2009. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland’s trust preferred offerings outstanding as of March 31, 2010, is as follows:

(Dollars in thousands)

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/10	Maturity Date	Callable Date

$5,000	08/07/00	10.60%	10.60%	09/07/2030	09/07/2010
20,000	10/10/03	8.25%	8.25%	10/10/2033	06/30/2010
25,000	03/17/04	2.75% over Libor	3.01%(1)	03/17/2034	06/17/2010
20,000	01/31/06	1.33% over Libor	1.58%(2)	04/07/2036	04/07/2011
20,000	06/21/07	6.75%	6.75%	09/15/2037	06/15/2012
20,000	06/26/07	1.48% over Libor	1.73%(3)	09/01/2037	09/01/2012
$110,000
(1)   Effective interest rate as of March 31, 2010, was 5.33% due to an interest rate swap transaction as discussed in Note 5 to Heartland’s consolidated financial statements.
(2)   Effective interest rate as of March 31, 2010, was 4.69% due to an interest rate swap transaction as discussed in Note 5 to Heartland’s consolidated financial statements.(3)   Effective interest rate as of March 31, 2010, was 4.70% due to an interest rate swap transaction as discussed in Note 5 to Heartland’s consolidated financial statements.

Also in other borrowings are the bank subsidiaries’ borrowings from the FHLB. All of the bank subsidiaries, except for Heartland’s most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at March 31, 2010, totaled $173.5 million, a decrease of $25.6 million or 13 percent from the December 31, 2009, FHLB borrowings of $199.1 million.
Total FHLB borrowings at March 31, 2010, had an average rate of 3.17 percent and an average maturity of 3.61 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 1.87 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2010, and December 31, 2009, commitments to extend credit aggregated $562.9 million and $603.4 million, and standby letters of credit aggregated $31.5 million and $26.7 million, respectively.

Contractual obligations and other commitments were presented in Heartland’s 2009 Annual Report on Form 10-K. There have been no material changes in Heartland’s contractual obligations and other commitments since that report was filed.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated. Under the risk-based method of measurement, the resulting ratio is dependent upon not only the level of capital and assets, but also the composition of assets and capital and the amount of off-balance sheet commitments. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10 percent, 6 percent and 4 percent, respectively. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios1
Tier 1 capital	$385,374	13.61%	$380,334	13.53%
Tier 1 capital minimum requirement	113,283	4.00%	112,471	4.00%
Excess	$272,091	9.61%	$267,863	9.53%
Total capital	$431,847	15.25%	$427,523	15.20%
Total capital minimum requirement	226,566	8.00%	224,943	8.00%
Excess	$205,281	7.25%	$202,580	7.20%
Total risk-adjusted assets	$2,832,080		$2,811,782
Leverage Capital Ratios2
Tier 1 capital	$385,374	9.74%	$380,334	9.64%
Tier 1 capital minimum requirement3	158,255	4.00%	157,830	4.00%
Excess	$227,119	5.74%	$222,504	5.64%
Average adjusted assets (less goodwill and other intangible assets)	$3,956,373		$3,945,757

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. The capital structure of this new bank is very similar to that used when New Mexico Bank & Trust and Arizona Bank & Trust were formed. Heartland’s initial investment was $12.0 million, or 80 percent, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 7.66 percent on the original investment amount, whichever is greater. Heartland pays the 7.66 percent minimum return to the minority stockholders annually. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

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

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current issues in the banking industry and the availability of capital via the CPP, Heartland changed its strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets Heartland currently serves, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Additionally, management has asked regulators to notify them when troubled institutions surface in Heartland’s existing markets. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

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

Total cash provided by operating activities was $14.0 million during the first three months of 2010 compared to $12.1 million during the first three months of 2009.

Investing activities used cash of $105.9 million during the first three months of 2010 compared to $70.0 million during the first three months of 2009. The proceeds from securities sales, paydowns and maturities was $158.1 million during the first three months of 2010 compared to $115.1 million during the first three months of 2009. Purchases of securities used cash of $218.9 million during the first three months of 2010 while $209.9 million was used for securities purchases during the first three months of 2009. Net loans and leases experienced an increase of $41.8 million during the first three months of 2010 compared to a decrease of $24.9 million during the first three months of 2009.

Financing activities used cash of $12.5 million during the first three months of 2010 compared to providing cash of $93.8 million during the first three months of 2009. There was a net decrease in deposit accounts of $13.0 million during the first three months of 2010 compared to an increase of $148.5 million during the same three months of 2009. Activity in short-term borrowings provided cash of $28.4 million during the first three months of 2010 compared to using cash of $92.4 million during the first three months of 2009. Cash proceeds from other borrowings were $401 thousand during the first three months of 2010 compared to $55.1 million during the first three months of 2009. Repayment of other borrowings used cash of $25.8 million during the first three months of 2010 compared to $15.2 million during the first three months of 2009.

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

At March 31, 2010, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $15.0 million, of which $5.0 million had been borrowed. This credit agreement contains specific covenants, with which Heartland was in compliance on March 31, 2010.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland’s executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland’s interest rate risk profile and net interest income. Although Heartland has entered into derivative financial instruments to mitigate the exposure of Heartland’s net interest margin to a change in the rate environment, management does not believe that Heartland’s primary market risk exposures have changed significantly to-date in 2010 when compared to 2009.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland’s net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2010 and 2009, provided the following results:

	2010		2009
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$137,933	0.12%	$121,335	0.69%
Base	$137,765		$120,505
Up 200 Basis Points	$134,791	(2.16)%	$115,526	(4.13)%

Year 2
Down 100 Basis Points	$131,430	(4.60)%	$119,401	(0.92)%
Base	$136,222	(1.12)%	$120,530	0.02%
Up 200 Basis Points	$138,406	0.46%	$117,496	(2.50)%

Heartland uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 5 to the consolidated financial statements.

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. As of March 31, 2010, these securities had a carrying value of $1.3 million or 0.03 percent of total assets compared to $695 thousand or 0.02 percent of total assets at year-end 2009.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2010, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

During the first quarter of 2010, a new methodology, including the installation of new software, was  implemented for the calculation of the allowance for loan and lease losses. Management monitored these transition activities, including periodic reporting to the Audit Committee. No significant internal control issues were encountered. There were no other significant changes to Heartland’s disclosure controls or internal controls over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect Heartland’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors”, in Heartland’s 2009 Annual Report on Form 10-K. Please refer to that section of Heartland’s Form 10-K for disclosures regarding the risks and uncertainties related to Heartland’s business.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

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

Dated: May 10, 2010