Form 10-Q
period 2010-06-30
HEARTLAND FINANCIAL USA INC
filed 2010-08-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 6, 2010, the Registrant had outstanding 16,375,460 shares of common stock, $1.00 par value per share.

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
Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$71,467	$177,619
Federal funds sold and other short-term investments	4,304	4,791
Cash and cash equivalents	75,771	182,410
Securities:
Trading, at fair value	124	695
Available for sale, at fair value (cost of $1,142,399 for June 30, 2010, and $1,125,665 for December 31, 2009)	1,166,616	1,135,468
Held to maturity, at cost (fair value of $46,039 for June 30, 2010, and $37,477 for December 31, 2009)	47,135	39,054
Loans held for sale	25,750	17,310
Loans and leases:
Held to maturity	2,385,772	2,331,142
Loans covered by loss share agreements	25,420	31,860
Allowance for loan and lease losses	(48,314)	(41,848)
Loans and leases, net	2,362,878	2,321,154
Premises, furniture and equipment, net	122,066	118,835
Other real estate, net	32,882	30,568
Goodwill, net	27,548	27,548
Other intangible assets, net	12,426	12,380
Cash surrender value on life insurance	62,113	55,516
FDIC indemnification asset	1,952	5,532
Other assets	71,168	66,521
TOTAL ASSETS	$4,008,429	$4,012,991
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$537,468	$460,645
Savings	1,552,546	1,554,358
Time	926,132	1,035,386
Total deposits	3,016,146	3,050,389
Short-term borrowings	200,515	162,349
Other borrowings	425,994	451,429
Accrued expenses and other liabilities	38,273	33,767
TOTAL LIABILITIES	3,680,928	3,697,934
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 102,302 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1,000 per share; authorized 81,698 shares; issued 81,698 shares)	77,853	77,224
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	44,642	44,284
Retained earnings	177,006	172,487
Accumulated other comprehensive income	13,471	7,107
Treasury stock at cost (236,211 shares at June 30, 2010, and 265,309 shares at December 31, 2009)	(4,809)	(5,433)
TOTAL STOCKHOLDERS' EQUITY	324,775	312,281
Noncontrolling interest	2,726	2,776
TOTAL EQUITY	327,501	315,057
TOTAL LIABILITIES AND EQUITY	$4,008,429	$4,012,991
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
INTEREST INCOME:
Interest and fees on loans and leases	$38,270	$38,423	$75,598	$77,906
Interest on securities:
Taxable	8,938	10,039	18,393	18,460
Nontaxable	3,047	2,025	5,896	3,908
Interest on federal funds sold	1	—	1	1
Interest on interest bearing deposits in other financial institutions	7	—	12	1
TOTAL INTEREST INCOME	50,263	50,487	99,900	100,276
INTEREST EXPENSE:
Interest on deposits	9,955	13,576	20,715	27,698
Interest on short-term borrowings	291	173	525	385
Interest on other borrowings	4,208	4,360	8,167	8,738
TOTAL INTEREST EXPENSE	14,454	18,109	29,407	36,821
NET INTEREST INCOME	35,809	32,378	70,493	63,455
Provision for loan and lease losses	9,955	10,041	18,849	16,706
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	25,854	22,337	51,644	46,749
NONINTEREST INCOME:
Service charges and fees	3,494	3,109	6,698	5,996
Loan servicing income	1,620	3,311	3,047	6,097
Trust fees	2,330	1,971	4,511	3,668
Brokerage and insurance commissions	785	715	1,497	1,596
Securities gains, net	1,050	2,206	2,506	5,171
Gain (loss) on trading account securities	(264)	348	(216)	62
Gains on sale of loans	1,083	2,231	1,881	4,039
Income on bank owned life insurance	293	213	607	343
Other noninterest income	443	560	896	454
TOTAL NONINTEREST INCOME	10,834	14,664	21,427	27,426
NONINTEREST EXPENSES
Salaries and employee benefits	15,574	14,952	30,997	31,385
Occupancy	2,201	2,176	4,495	4,551
Furniture and equipment	1,599	1,695	3,046	3,342
Professional fees	2,549	2,151	4,760	4,321
FDIC insurance assessments	1,384	2,818	2,804	3,865
Advertising	1,052	949	1,866	1,532
Intangible assets amortization	145	234	296	469
Net loss on repossessed assets	1,636	2,532	3,700	3,152
Other noninterest expenses	3,435	2,970	6,512	6,146
TOTAL NONINTEREST EXPENSES	29,575	30,477	58,476	58,763
INCOME BEFORE INCOME TAXES	7,113	6,524	14,595	15,412
Income taxes	2,035	1,812	4,195	4,631
NET INCOME	$5,078	$4,712	$10,400	$10,781
Net income available to noncontrolling interest, net of tax	$25	$44	$50	$103
NET INCOME ATTRIBUTABLE TO HEARTLAND	$5,103	$4,756	$10,450	$10,884
Preferred dividends and discount	$(1,336)	$(1,336)	$(2,672)	$(2,672)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,767	$3,420	$7,778	$8,212

EARNINGS PER COMMON SHARE - BASIC	$0.23	$0.21	$0.48	$0.50
EARNINGS PER COMMON SHARE - DILUTED	$0.23	$0.21	$0.47	$0.50
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,400	$10,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,223	4,620
Provision for loan and lease losses	18,849	16,706
Net amortization of premium on securities	2,950	2,011
Securities gains, net	(2,506)	(5,171)
Decrease (increase) in trading account securities	571	(196)
Stock based compensation	522	477
Loans originated for sale	(160,969)	(556,129)
Proceeds on sales of loans	171,290	564,812
Net gains on sales of loans	(1,881)	(4,039)
Decrease in accrued interest receivable	661	1,066
(Increase) decrease in prepaid expenses	(58)	185
Decrease (increase) in accrued interest payable	709	(788)
Other, net	(5,166)	(3,113)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,595	31,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	193,186	138,040
Proceeds from the maturity of and principal paydowns on securities available for sale	168,174	80,303
Proceeds from the maturity of and principal paydowns on securities held to maturity	887	1,247
Purchase of securities available for sale	(378,625)	(370,784)
Purchase of securities held to maturity	(8,880)	—
Net increase in loans and leases	(93,686)	(24,062)
Purchase of bank owned life insurance policies	(5,676)	—
Capital expenditures	(6,831)	(1,892)
Proceeds on sale of OREO and other repossessed assets	11,572	10,067
NET CASH USED BY INVESTING ACTIVITIES	(119,879)	(167,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	75,011	185,473
Net (decrease) increase in time deposit accounts	(109,254)	1,798
Net increase (decrease) in short-term borrowings	38,166	(77,883)
Proceeds from other borrowings	461	55,098
Repayments of other borrowings	(25,896)	(35,423)
Purchase of treasury stock	(181)	(32)
Proceeds from issuance of common stock	621	379
Excess tax benefits on exercised stock options	19	2
Dividends paid	(5,302)	(4,895)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(26,355)	124,517
Net decrease in cash and cash equivalents	(106,639)	(11,342)
Cash and cash equivalents at beginning of year	182,410	51,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,771	$39,961
Supplemental disclosures:
Cash paid for income/franchise taxes	$8,991	$5,003
Cash paid for interest	$30,116	$37,609
Loans transferred to OREO	$16,233	$29,400
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2009	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623
Net income				10,884			(103)	10,781
Unrealized gain (loss) on securities available for sale arising during the period					8,127			8,127
Unrealized gain (loss) on derivatives arising during the period					1,011			1,011
Reclassification adjustment for net security (gains)/losses realized in net income					(5,171)			(5,171)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					(100)			(100)
Income taxes					(1,313)			(1,313)
Comprehensive income								13,335
Cumulative preferred dividends accrued and discount accretion	1,016			(1,016)				—
Cash dividends declared:
Preferred, $25.00 per share				(1,656)				(1,656)
Common, $0.20 per share				(3,239)				(3,239)
Purchase of 1,957 shares of common stock						(32)		(32)
Issuance of 27,251 shares of common stock			(257)			709		452
Commitments to issue common stock			477					477
Balance at June 30, 2009	$76,594	$16,612	$44,047	$182,726	$1,213	$(6,149)	$2,917	$317,960
Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Net income				10,450			(50)	10,400
Unrealized gain (loss) on securities available for sale					16,920			16,920
Unrealized gain (loss) on derivatives arising during the period					(4,886)			(4,886)
Reclassification adjustment for net security (gains)/losses realized in net income					(2,506)			(2,506)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					633			633
Income taxes					(3,797)			(3,797)
Comprehensive income								16,764
Cumulative preferred dividends accrued and discount accretion	629			(629)				—
Cash dividends declared:
Preferred, $25.00 per share				(2,043)				(2,043)
Common, $0.10 per share				(3,259)				(3,259)
Purchase of 12,349 shares of common stock						(181)		(181)
Issuance of 41,447 shares of common stock			(164)			805		641
Commitments to issue common stock			522					522
Balance at June 30, 2010	$77,853	$16,612	$44,642	$177,006	$13,471	$(4,809)	$2,726	$327,501
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2009, included in Heartland Financial USA, Inc.'s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 16, 2010. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2010, are not necessarily indicative of the results expected for the year ending December 31, 2010.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and six-month periods ended June 30, 2010 and 2009, are shown in the tables below:

	Three Months Ended
(Dollars and number of shares in thousands)	June 30, 2010	June 30, 2009
Net income attributable to Heartland	$5,103	$4,756
Preferred dividends and discount	(1,336)	(1,336)
Net income available to common stockholders	$3,767	$3,420
Weighted average common shares outstanding for basic earnings per share	16,363	16,298
Assumed incremental common shares issued upon exercise of stock options	97	26
Weighted average common shares for diluted earnings per share	16,460	16,324
Earnings per common share — basic	$0.23	$0.21
Earnings per common share — diluted	$0.23	$0.21

	Six Months Ended
(Dollars and number of shares in thousands)	June 30, 2010	June 30, 2009
Net income attributable to Heartland	$10,450	$10,884
Preferred dividends and discount	(2,672)	(2,672)
Net income available to common stockholders	$7,778	$8,212
Weighted average common shares outstanding for basic earnings per share	16,356	16,287
Assumed incremental common shares issued upon exercise of stock options	92	23
Weighted average common shares for diluted earnings per share	16,448	16,310
Earnings per common share — basic	$0.48	$0.50
Earnings per common share — diluted	$0.47	$0.50

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of June 30, 2010 and 2009, and changes during the six months ended June 30, 2010 and 2009, follows:

	2010		2009
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	704,471	$20.02	743,363	$19.79
Granted	—	—	—	—
Exercised	(14,500)	11.17	(1,125)	8.80
Forfeited	(6,750)	22.19	(1,000)	24.13
Outstanding at June 30	683,221	$20.18	741,238	$19.81
Options exercisable at June 30	$405,987	$18.67	338,088	$16.03

At June 30, 2010, the vested options totaled 405,987 shares with a weighted average exercise price of $18.67 per share and a weighted average remaining contractual life of 4.09 years. The intrinsic value for the vested options as of June 30, 2010, was $790 thousand. The intrinsic value for the total of all options exercised during the six months ended June 30, 2010, was $89 thousand. The total fair value of options vested during the six months ended June 30, 2010, was $522 thousand. At June 30, 2010, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 373,460.

No options were granted during the first six months of 2010 and 2009. Cash received from options exercised for the six months ended June 30, 2010, was $162 thousand, with a related tax benefit of $19 thousand. Cash received from options exercised for the six months ended June 30, 2009, was $10 thousand, with a related tax benefit of $2 thousand.

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Heartland Compensation Committee. On January 19, 2010, restricted stock units (“RSUs”) totaling 98,200 were granted to key policy-making employees. These RSUs were granted at no cost to the employee. These RSUs represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over five years in three equal installments on the 3rd, 4th and 5th anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the employee attains age 62 and has provided ten years of service to Heartland; and, if held by Heartland's five most highly compensated employees, are subject to TARP limitations that prohibit settlement until Heartland's TARP monies have been repaid to Treasury (subject to increments of 25%) and will continue to vest after retirement if retirement occurs after the second anniversary of the grant date.

Total compensation costs recorded for stock options, RSUs and shares to be issued under the 2006 Employee Stock Purchase Plan were $522 thousand and $477 thousand for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $2.3 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2014.

Effect of New Financial Accounting Standards

In June 2009, the FASB issued an accounting standard that amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard was subsequently codified into ASC Topic 860, “Accounting for Transfers of Financial Assets”. Heartland adopted this accounting standard effective January 1, 2010, and it did not have a material impact on Heartland's consolidated financial statements.

In June 2009, the FASB issued an accounting standard that requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes. This accounting standard requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. This accounting standard was subsequently codified into ASC Topic 810, “Improvements for Financial Reporting by Enterprises Involved with Variable Interest Entities”. Heartland adopted this accounting standard effective January 1, 2010, and it did not have a material impact on Heartland's consolidated financial statements.

In January 2010, the FASB issued an accounting standard that requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation. Additionally, the standard clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. This accounting standard is codified into ASC Topic 820, “Improving Disclosures about Fair Value Measurements”. This accounting standard became effective for Heartland on January 1, 2010, except for disclosures about Level 3 activity of purchases, sales, issuances and settlements on a gross basis. Those disclosures will be effective for fiscal years beginning after December 15, 2010. With respect to the provisions of this accounting standard that were adopted during 2010, the adoption of this standard did not have a material impact on Heartland's consolidated financial statements. Management also believes that the adoption of the remaining provisions of this accounting standard will not have a material impact on Heartland's consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Heartland will include these disclosures in the notes to the financial statements beginning in the fourth quarter of 2010.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of June 30, 2010, and December 31, 2009, are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Securities available for sale:
U.S. government corporations and agencies	$330,304	$7,756	$(1)	$338,059
Mortgage-backed securities	552,037	12,817	(3,759)	561,095
Obligations of states and political subdivisions	223,579	7,680	(667)	230,592
Corporate debt securities	11,233	78	(86)	11,225
Total debt securities	1,117,153	28,331	(4,513)	1,140,971
Equity securities	25,246	399	—	25,645
Total	$1,142,399	$28,730	$(4,513)	$1,166,616

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Securities available for sale:
U.S. government corporations and agencies	$277,219	$2,503	$(281)	$279,441
Mortgage-backed securities	608,556	11,765	(8,383)	611,938
Obligations of states and political subdivisions	208,197	5,328	(1,675)	211,850
Corporate debt securities	1,942	—	(70)	1,872
Total debt securities	1,095,914	19,596	(10,409)	1,105,101
Equity securities	29,751	616	—	30,367
Total	$1,125,665	$20,212	$(10,409)	$1,135,468

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2010, and December 31, 2009, are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Securities held to maturity:
Mortgage-backed securities	$11,406	$242	$(1,323)	$10,325
Obligations of states and political subdivisions	35,729	—	(15)	35,714
Total	$47,135	$242	$(1,338)	$46,039

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Securities held to maturity:
Mortgage-backed securities	$12,011	$35	$(1,596)	$10,450
Obligations of states and political subdivisions	27,043	—	(16)	27,027
Total	$39,054	$35	$(1,612)	$37,477

Nearly 80% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2010, and December 31, 2009. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2010, and December 31, 2009, respectively.

Unrealized Losses on Securities Available for Sale

June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$25,086	$(1)	$—	$—	$25,086	$(1)
Mortgage-backed securities	65,057	(1,001)	22,407	(2,758)	87,464	(3,759)
Obligations of states and political subdivisions	21,316	(540)	5,012	(127)	26,328	(667)
Corporate debt securities	5,725	(86)	—	—	5,725	(86)
Total debt securities	117,184	(1,628)	27,419	(2,885)	144,603	(4,513)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$117,184	$(1,628)	$27,419	$(2,885)	$144,603	$(4,513)

Unrealized Losses on Securities Available for Sale

December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$41,255	$(281)	$—	$—	$41,255	$(281)
Mortgage-backed securities	120,270	(4,120)	32,784	(4,263)	153,054	(8,383)
Obligations of states and political subdivisions	47,831	(1,510)	2,681	(165)	50,512	(1,675)
Corporate debt securities	1,872	(70)	—	—	1,872	(70)
Total debt securities	211,228	(5,981)	35,465	(4,428)	246,693	(10,409)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$211,228	$(5,981)	$35,465	$(4,428)	$246,693	$(10,409)

Unrealized losses on Heartland's mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and has noted credit rating reductions in a number of these securities, primarily due to the downgrade in the credit ratings of the insurance companies providing credit enhancement to that of the issuing municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

NOTE 3: LOANS AND LEASES

The carrying amount of loans covered under loss share agreements with the FDIC consisted of impaired and nonimpaired purchased loans and are summarized in the following tables:

June 30, 2010
(Dollars in thousands)
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$4,615	$7,651	$12,266
Residential mortgage	178	6,970	7,148
Agricultural and agricultural real estate	379	2,967	3,346
Consumer loans	704	1,956	2,660
Total Loans Covered Under Loss Share Agreements	$5,876	$19,544	$25,420

December 31, 2009
(Dollars in thousands)
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$5,102	$9,966	$15,068
Residential mortgage	407	8,577	8,984
Agricultural and agricultural real estate	594	3,032	3,626
Consumer loans	1,057	3,125	4,182
Total Loans Covered Under Loss Share Agreements	$7,160	$24,700	$31,860

NOTE 4: CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2010, and December 31, 2009, are presented in the table below, in thousands:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$9,957	$8,100	$9,957	$7,856
Mortgage servicing rights	13,932	4,058	13,021	3,488
Customer relationship intangible	1,177	482	1,177	431
Total	$25,066	$12,640	$24,155	$11,775
Unamortized intangible assets		$12,426		$12,380

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2010. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at June 30, 2010, or December 31, 2009. The fair value of Heartland's mortgage servicing rights was estimated at $12.0 million and $10.0 million at June 30, 2010, and December 31, 2009, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ending December 31, 2010	$243	$1,574	$50	$1,867
Year ending December 31,
2011	470	2,371	100	2,941
2012	441	1,976	55	2,472
2013	423	1,581	44	2,048
2014	186	1,186	43	1,415
2015	15	790	42	847
Thereafter	79	396	361	836

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2010	2009
Balance at January 1	$9,533	$4,566
Originations	1,651	6,370
Amortization	(1,310)	(2,389)
Balance at June 30	$9,874	$8,547

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland's objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. This collar transaction was effective on April 4, 2006, and matured on April 4, 2009. Heartland was the payer on prime at a cap strike rate of 8.95% and the counterparty was the payer on prime at a floor strike rate of 7.00%. On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. This collar transaction was effective on September 21, 2005, and matures on September 21, 2010. Heartland is the payer on prime at a cap strike rate of 9.00% and the counterparty is the payer on prime at a floor strike rate of 6.00%. As of June 30, 2010, and December 31, 2009, the fair market value of this collar transaction was recorded as an asset of $370 thousand and $1.0 million, respectively.

For accounting purposes, the two collar transactions above are designated as cash flow hedges of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Heartland's prime-based loans that reset whenever prime changes. The hedged loan transactions for the two hedging relationships are designated as the first prime-based interest payments received by Heartland each calendar month during the term of the collar that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the collar.

Prepayments in the hedged loan portfolios are treated in a manner consistent with the guidance in ASC 815-20-25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans”, which allows the designated forecasted transactions to be the variable, prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations. Based on Heartland's assessments, both at inception and throughout the life of the hedging relationship, it is probable that sufficient prime-based interest receipts will exist through the maturity dates of the collars.

To reduce the potentially negative impact an upward movement in interest rates would have on its net interest income, Heartland entered into the following four cap transactions. For accounting purposes, these four cap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, above the cap strike rate associated with the interest payments made on $65.0 million of Heartland's subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance will remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments will exist through the maturity date of the caps.

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

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2010, and December 31, 2009, the fair market value of this cap transaction was recorded as an asset of $12 thousand and $75 thousand, respectively. Upon the execution of the second swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the second quarters of 2010 and 2009, the mark to market adjustment for this cap transaction was recorded as a loss of $13 thousand and a gain of $73 thousand, respectively. During the first six months of 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $63 thousand. During the first six months of 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $63 thousand.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2010, this cap transaction had no fair market value. As of December 31, 2009, the fair market value of this cap transaction was recorded as an asset of $3 thousand. Upon the execution of the third swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the second quarters of 2010 and 2009, the mark to market adjustment for this cap transaction was recorded as $0 and a gain of $7 thousand, respectively. During the first six months of 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $3 thousand. During the first six months of 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $3 thousand.

In addition to the four cap transactions, Heartland entered into the following three forward-starting interest rate swap transactions to effectively convert $65.0 million of its variable interest rate subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) to fixed interest rate debt. For accounting purposes, these three swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $65.0 million of Heartland's subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance will remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments will exist through the maturity date of the swaps.

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $910 thousand at June 30, 2010, and as an asset of $136 thousand at December 31, 2009.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. As of June 30, 2010, and December 31, 2009, the fair value of this swap transaction was recorded as a liability of $830 thousand and an asset of $885 thousand, respectively.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $998 thousand at June 30, 2010, and as an asset of $403 thousand at December 31, 2009.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in ASC 815-20-25, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments' change in fair value were included in the assessment of hedge effectiveness. Except as discussed below, no ineffectiveness was recognized for the cash flow hedge transactions for the quarters ended June 30, 2010 and 2009.

The April 4, 2006, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on the full $50.0 million notional amount that was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Heartland's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $50.0 million to $38.7 million. This hedge failure resulted in the recognition of a loss of $282 thousand during the first quarter of 2009, which consists of the mark to market loss on the collar transaction of $463 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $181 thousand. During the second quarter of 2009, the mark to market adjustment on this collar was recorded as a loss of $185 thousand. This collar transaction matured on April 4, 2009.

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

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on this portion of the collar transaction of $212 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $14 thousand. During the second quarters of 2010 and 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $97 thousand and $100 thousand, respectively. During the first six months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $188 thousand. During the first six months of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $78 thousand.

A portion of the September 19, 2005, collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank's prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During the second quarters of 2010 and 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $95 thousand and $89 thousand, respectively. During the first six months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $185 thousand. During the first six months of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $155 thousand.

An additional portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6 million. This hedge failure resulted in the recognition of a gain of $68 thousand during the first quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $64 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $132 thousand. During the second quarters of 2010 and 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $95 thousand and $89 thousand, respectively. During the first six months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $185 thousand. During the first six months of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $153 thousand.

The final portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $7.2 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Wisconsin Community Bank's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $7.2 million to $4.8 million. This hedge failure resulted in the recognition of a loss of $68 thousand during the second quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $41 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $27 thousand. During the second quarter of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $49 thousand. During the first six months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $95 thousand. During the first six months of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $79 thousand.

For the six months ended June 30, 2010, the change in net unrealized losses of $4.9 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity, before income taxes of $1.8 million. For the six months ended June 30, 2009, the change in net unrealized gains of $1.0 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity, before income taxes of $383 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland's variable-rate assets and liabilities. For the six months ended June 30, 2010, the change in net unrealized gains on cash flow hedges reflects a reclassification of $95 thousand of net unrealized gains from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $46 thousand will be reclassified from accumulated other comprehensive income to interest income.

Cash payments received on the collar transactions totaled $695 thousand during the first six months of 2010 and $1.3 million during the first six months of 2009.

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

Level 1 — Valuation is based upon quoted prices for identical instruments in active markets.

Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, or similar instruments in markets that are not active, and model-based valuation techniques for all significant assumptions are observable in the market.

Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets recorded at fair value and for estimation of fair value for financial instruments not recorded at fair value.

Assets

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of $1.5 million of Z tranche assets.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan”. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At June 30, 2010, all of the impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies the impaired loans as nonrecurring Level 3.

Derivative Financial Instruments
Currently, Heartland uses interest rate caps, floors and collars to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets that are measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)

	Total Fair Value
	June 30, 2010	Level 1	Level 2	Level 3
Trading securities	$124	$124	$—	$—
Available-for-sale securities	1,166,616	338,059	826,870	1,687
Derivative assets	302	—	302	—
Total assets at fair value	$1,167,042	$338,183	$827,172	$1,687

There were no transfers between Levels 1, 2 or 3 during the three- and six-month periods ended June 30, 2010.

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)

Fair Value
Balance at January 1, 2010	$1,535
Market value appreciation	152
Balance at June 30, 2010	$1,687

The table below presents Heartland's assets that are measured at fair value on a nonrecurring basis:

(Dollars in thousands)

	Carrying Value at				Six Months Ended
	June 30, 2010				June 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$153,342	$—	$—	$153,342	$10,676
OREO	32,882	—	—	32,882	2,362

The table below is a summary of the estimated fair value of Heartland's financial instruments as of June 30, 2010, and December 31, 2009, as defined by ASC 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

Heartland does not believe that the estimated information presented herein is representative of the earnings power or value of Heartland. The following analysis, which is inherently limited in depicting fair value, also does not consider any value associated with neither existing customer relationships nor the ability of Heartland to create value through loan origination, deposit gathering or fee generating activities. Many of the estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

(Dollars in thousands)
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$75,771	$75,771	$182,410	$182,410
Trading securities	124	124	695	695
Securities available for sale	1,166,616	1,166,616	1,135,468	1,135,468
Securities held to maturity	47,135	46,039	39,054	37,477
Loans and leases, net of unearned	2,436,942	2,436,941	2,380,312	2,408,506
Derivatives	302	302	2,530	2,530

Financial Liabilities:
Demand deposits	$537,468	$537,468	$460,645	$460,645
Savings deposits	1,552,546	1,552,546	1,554,358	1,554,358
Time deposits	926,132	926,132	1,035,386	1,035,386
Short-term borrowings	200,515	200,515	162,349	162,349
Other borrowings	425,994	412,129	451,429	438,102
Derivatives	2,658	2,658	—	—

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

Securities — For securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases — The fair value of loans is estimated using a historical or replacement cost basis concept (i.e., an entrance price concept). The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held for sale is estimated using quoted market prices.

Derivatives — The fair value of all derivatives was estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates and, when appropriate, the current creditworthiness of the counter-party.

Deposits — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value.

Short-term and Other Borrowings — Rates currently available to Heartland for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Unused Lines of Credit and Standby Letters of Credit — Based upon management's analysis of the off balance sheet financial instruments, there are no significant unrealized gains or losses associated with these financial instruments based upon review of the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

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

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions and gains on sale of loans, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy and equipment costs and provision for loan and lease losses.

Net income was $5.1 million for the quarter ended June 30, 2010, compared to $4.7 million for the second quarter of 2009. Net income available to common stockholders was $3.8 million, or $0.23 per diluted common share, for the quarter ended June 30, 2010, compared to $3.4 million, or $0.21 per diluted common share, for the second quarter of 2009. Return on average common equity was 6.25 percent and return on average assets was 0.37 percent for the second quarter of 2010, compared to 5.74 percent and 0.36 percent, respectively, for the same quarter in 2009.

Net income recorded for the first six months of 2010 was $10.4 million, compared to $10.8 million recorded during the first six months of 2009. Net income available to common stockholders was $7.8 million, or $0.47 per diluted common share, for the six months ended June 30, 2010, compared to $8.2 million, or $0.50 per diluted common share, earned during the first six months of 2009. Return on average common equity was 6.54 percent and return on average assets was 0.39 percent for the first six months of 2010, compared to 6.99 percent and 0.45 percent, respectively, for the same period in 2009.

Earnings for the quarter and six months ended June 30, 2010, continued to be negatively affected by significant loan loss provisions. Growth in net interest income during the first half of 2010 compared to the first half of 2009 helped to offset decreases in the income associated with residential mortgage loan activity and gains on the sales of securities. Heartland's second quarter 2010 net interest margin was 4.09 percent compared to 3.92 percent for the second quarter of 2009. For the six- month periods ended on June 30, Heartland's net interest margin was 4.12 percent during 2010 compared to 3.93 percent during 2009.

At June 30, 2010, total assets had experienced a slight decrease of $4.6 million or less than 1 percent annualized since year-end 2009. Securities represented 30 percent of total assets at June 30, 2010, compared to 31 percent of total assets at March 31, 2010, and 29 percent of total assets at December 31, 2009.

Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.39 billion at June 30, 2010, compared to $2.33 billion at year-end 2009, an increase of $54.6 million or 5 percent annualized. The loan category experiencing the majority of this growth was commercial and commercial real estate loans, which primarily occurred at Dubuque Bank and Trust Company and Wisconsin Community Bank. The level of nonperforming loans, exclusive of those covered under loss sharing agreements, increased to $84.9 million at June 30, 2010, from $78.1 million at December 31, 2009.

Total deposits were $3.02 billion at June 30, 2010, compared to $3.05 billion at year-end 2009, a decrease of $34.2 million or 2 percent annualized. The composition of our deposits continued to improve during the first half of 2010, as demand deposits increased $76.8 million since year-end 2009. Time deposits decreased from 34 percent of total deposits at year-end 2009 to 31 percent at June 30, 2010.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are as follows:

Allowance For Loan And Lease Losses

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland's earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan-by-loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each subsidiary bank. Specific factors considered by management in establishing the allowance included the following:

*	Heartland has experienced an increase in net charge-offs and nonperforming loans during the past two years.

*	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

*	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at June 30, 2010. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

In assessing the fair value of reporting units, Heartland may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. Also, management often utilizes other information to validate the reasonableness of its valuations including public market comparables, and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable companies and business segments. These multiples may be adjusted to consider competitive differences, including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit's activities, including its tangible and intangible assets. The determination of a reporting unit's capital allocation requires management judgment and considers many factors, including the regulatory capital regulations and capital characteristics of comparable companies in relevant industry sectors. In certain circumstances, management will engage a third party to independently validate its assessment of the fair value of its reporting units.

Management assesses the impairment of identifiable intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review include the following:

*	Significant under-performance relative to expected historical or projected future operating results.

*	Significant changes in the manner of use of the acquired assets or the strategy for the overall business.

*	Significant negative industry or economic trends.

*	Significant decline in Heartland's stock price for a sustained period; and market capitalization relative to net book value.

*	For intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

Because of current economic conditions, Heartland continues to monitor goodwill and other intangible assets for impairment indicators throughout the year.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.09 percent during the second quarter of 2010 compared to 3.92 percent for the second quarter of 2009. For the six-month periods ended June 30, net interest margin, expressed as a percentage of average earning assets, was 4.12 percent during 2010 and 3.93 percent during 2009. Management is focused on maintaining margin near the 4.00 percent level and will not compete for loans or deposits strictly for the sake of growth.

Net interest income on a tax-equivalent basis totaled $37.0 million during the second quarter of 2010, an increase of $3.6 million or 11 percent from the $33.4 million recorded during the second quarter of 2009. For the first six months of 2010, net interest income on a tax-equivalent basis was $72.9 million, an increase of $7.3 million or 11 percent from the $65.6 million recorded during the first six months of 2009. These increases reflect success in focusing during the past six months on optimizing the composition of interest bearing liabilities by de-emphasizing more expensive time deposits, which decreased from 50 percent of total average interest bearing deposits during the first half of 2009 to 39 percent during the first half of 2010.

On a tax-equivalent basis, interest income in the second quarter of 2010 was consistent with the interest income earned in the second quarter of 2009 at $51.5 million. For the first six months of 2010, interest income on a tax-equivalent basis was $102.3 million compared to $102.4 million during the same period in 2009. The $211.8 million or 6 percent growth in average earning assets during the second quarter of 2010 and the $206.1 million or 6 percent growth in average earning assets during the first six months of 2010 compared to the same periods in 2009 was offset by the impact of a decrease in the average interest rate earned on these assets. The composition of average earning assets continued to change as the percentage of loans, which are typically the highest yielding asset, to total average earning assets was 66 percent during the first half of 2010 compared to 70 percent during the first half of 2009.

Interest expense for the second quarter of 2010 was $14.4 million, a decrease of $3.7 million or 20 percent from $18.1 million in the second quarter of 2009. On a six-month comparative basis, interest expense decreased $7.4 million or 20 percent. Despite an increase in average interest bearing liabilities of $181.0 million or 6 percent for the quarter ended June 30, 2010, as compared to the same quarter in 2009, the average interest rates paid on Heartland's deposits and borrowings declined 60 basis points from 2.43 percent in 2009 to 1.83 percent in 2010, in large part because of our de-emphasis in time deposits. For the six-month comparative period, average interest bearing liabilities increased $212.7 million or 7 percent while the average interest rate paid on these liabilities was 2.52 percent in 2009 compared to 1.87 percent in 2010, a 65 basis point decrease. There may still be some downward repricing opportunity in the $421.0 million of certificates of deposit maturing in the next six months at an average rate of 1.66 percent. At current interest rate levels, Heartland believes it is approaching an effective floor on a majority of its non-maturity deposits.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40 percent of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate. Since a large portion of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive affect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 5 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

The table below sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances. Nonaccrual loans and loans held for sale are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the quarters ended June 30, 2010 and 2009 (Dollars in thousands)
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$980,894	$8,914	3.65%	$891,873	$10,038	4.51%
Nontaxable (1)	255,226	4,022	6.32	178,433	2,879	6.47
Total securities	1,236,120	12,936	4.20	1,070,306	12,917	4.84
Interest bearing deposits	4,555	7	0.62	1,727	2	0.46
Federal funds sold	349	1	1.15	139	—	—
Loans and leases:
Commercial and commercial real estate (1)	1,750,917	25,837	5.92	1,676,614	25,092	6.00
Residential mortgage	198,059	2,497	5.06	217,054	3,225	5.96
Agricultural and agricultural real estate (1)	260,301	4,098	6.31	257,283	4,224	6.59
Consumer	226,344	5,029	8.91	229,298	5,038	8.81
Direct financing leases, net	1,736	25	5.78	4,319	60	5.57
Fees on loans	—	1,082	—	—	991	—
Less: allowance for loan and lease losses	(46,325)	—	—	(36,507)	—	—
Net loans and leases	2,391,032	38,568	6.47	2,348,061	38,630	6.60
Total earning assets	3,632,056	$51,512	5.69%	3,420,233	$51,549	6.05%
NONEARNING ASSETS	401,294			342,770
TOTAL ASSETS	$4,033,350			$3,763,003
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,576,820	$3,753	0.95%	$1,213,206	$4,568	1.51%
Time, $100,000 and over	300,454	1,912	2.55	389,827	2,965	3.05
Other time deposits	649,680	4,290	2.65	763,416	6,043	3.17
Short-term borrowings	212,539	291	0.55	142,600	173	0.49
Other borrowings	426,369	4,208	3.96	475,854	4,360	3.68
Total interest bearing liabilities	3,165,862	14,454	1.83%	2,984,903	18,109	2.43%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	513,809			423,873
Accrued interest and other liabilities	31,569			36,150
Total noninterest bearing liabilities	545,378			460,023
STOCKHOLDERS' EQUITY	322,110			318,077
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,033,350			$3,763,003
Net interest income (1)		$37,058			$33,440
Net interest spread (1)			3.86%			3.61%
Net interest income to total earning assets (1)			4.09%			3.92%
Interest bearing liabilities to earning assets	87.16%			87.27%
(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the six months ended June 30, 2010 and 2009 (Dollars in thousands)
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$953,528	$18,369	3.88%	$825,928	$18,459	4.51%
Nontaxable (1)	247,406	7,829	6.38	169,290	5,599	6.67
Total securities	1,200,934	26,198	4.40	995,218	24,058	4.87
Interest bearing deposits	3,701	12	0.65	1,181	3	0.51
Federal funds sold	483	1	0.42	462	1	0.44
Loans and leases:
Commercial and commercial real estate (1)	1,723,039	50,658	5.93	1,685,205	51,234	6.13
Residential mortgage	197,415	5,217	5.33	226,966	6,674	5.93
Agricultural and agricultural real estate (1)	259,535	8,082	6.28	256,671	8,316	6.53
Consumer	229,002	10,003	8.81	230,313	10,011	8.77
Direct financing leases, net	1,932	57	5.95	4,932	128	5.23
Fees on loans	—	2,068	—	—	1,957	—
Less: allowance for loan and lease losses	(45,006)	—	—	(36,054)	—	—
Net loans and leases	2,365,917	76,085	6.49%	2,368,033	78,320	6.67
Total earning assets	3,571,035	$102,296	5.78%	3,364,894	$102,382	6.14%
NONEARNING ASSETS	438,037			346,210
TOTAL ASSETS	$4,009,072			$3,711,104
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,562,980	$7,889	1.02%	$1,164,760	$9,092	1.57%
Time, $100,000 and over	312,671	3,982	2.57	392,387	6,203	3.19
Other time deposits	666,770	8,844	2.67	766,430	12,403	3.26
Short-term borrowings	190,888	525	0.55	156,713	385	0.50
Other borrowings	431,203	8,167	3.82	471,543	8,738	3.74
Total interest bearing liabilities	3,164,512	29,407	1.87%	2,951,833	36,821	2.52%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	490,374			408,744
Accrued interest and other liabilities	34,118			34,505
Total noninterest bearing liabilities	524,492			443,249
STOCKHOLDERS' EQUITY	320,068			316,022
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,009,072			$3,711,104
Net interest income (1)		$72,889			$65,561
Net interest spread (1)			3.90%			3.62%
Net interest income to total earning assets (1)			4.12%			3.93%
Interest bearing liabilities to earning assets	88.62%			87.72%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was $10.0 million for the second quarter of both 2010 and 2009. The first six months of 2010 provision for loan losses was $18.8 million compared to $16.7 million for the first six months of 2009. Additions to the allowance for loan and lease losses during the first half of 2010 were driven by a variety of factors including the continuation of depressed economic conditions and other qualitative factors, primarily in Heartland's Western markets of Arizona and Montana, that have resulted in increased delinquencies, reductions in the appraised values of collateral and downgrades in internal risk ratings of loans, particularly the loans in those geographies.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of June 30, 2010, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The table below shows Heartland's noninterest income for the quarters and six-months indicated.

(Dollars in thousands)

	Three Months Ended
	June 30, 2010	June 30, 2009	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,494	$3,109	$385	12%
Loan servicing income	1,620	3,311	(1,691)	(51)
Trust fees	2,330	1,971	359	18
Brokerage and insurance commissions	785	715	70	10
Securities gains, net	1,050	2,206	(1,156)	(52)
Gain (loss) on trading account securities, net	(264)	348	(612)	(176)
Gains on sale of loans	1,083	2,231	(1,148)	(51)
Income on bank owned life insurance	293	213	80	38
Other noninterest income	443	560	(117)	(21)
TOTAL NONINTEREST INCOME	$10,834	$14,664	$(3,830)	(26)%

	Six Months Ended
	June 30, 2010	June 30, 2009	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$6,698	$5,996	$702	12%
Loan servicing income	3,047	6,097	(3,050)	(50)
Trust fees	4,511	3,668	843	23
Brokerage and insurance commissions	1,497	1,596	(99)	(6)
Securities gains, net	2,506	5,171	(2,665)	(52)
Gain (loss) on trading account securities, net	(216)	62	(278)	(448)
Gains on sale of loans	1,881	4,039	(2,158)	(53)
Income on bank owned life insurance	607	343	264	77
Other noninterest income	896	454	442	97
TOTAL NONINTEREST INCOME	$21,427	$27,426	$(5,999)	(22)%

Noninterest income was $10.8 million during the second quarter of 2010 compared to $14.7 million during the second quarter of 2009, a decrease of $3.8 million or 26 percent. For the first six months of 2010, noninterest income was $21.4 million compared to $27.4 million during the first six months of 2009, a decrease of $6.0 million or 22 percent. These decreases were primarily due to reductions in loan servicing income, securities gains and gains on sale of loans. A portion of the decreases in these noninterest income categories was offset by increases in service charges and fees and trust fees.

Service charges and fees increased $385 thousand or 12 percent during the quarters under comparison and $702 thousand or 12 percent during the six-month periods under comparison. Service charges on checking and savings accounts, including overdraft fees, recorded during the second quarter of 2010 were $2.2 million compared to $2.0 million during the second quarter of 2009, an increase of $138 thousand or 7 percent. For the six months ended on June 30, these same service charges and fees were $4.2 million during 2010 compared to $3.9 million during 2009, an increase of $241 thousand or 6 percent. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts continued at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.1 million during the second quarter of 2010 compared to $895 thousand during the second quarter of 2009, an increase of $228 thousand or 26 percent. For the six-month period ended on June 30, this same interchange revenue was $2.1 million during 2010 compared to $1.7 million during 2009, an increase of $427 thousand or 25 percent.

Loan servicing income decreased $1.7 million or 51 percent for the quarter and $3.1 million or 50 percent for the six-month periods under comparison. Included in loan servicing income is mortgage servicing rights income, which was $957 thousand during the second quarter of 2010 compared to $3.2 million during the second quarter of 2009, and amortization of mortgage servicing rights, which was $707 thousand during the second quarter of 2010 compared to $1.0 million during the second quarter of 2009. For the first six months of 2010, mortgage servicing rights income was $1.7 million and the amortization of mortgage servicing rights was $1.3 million compared to $6.4 million and $2.4 million, respectively, during the first six months of 2009. These components of loan servicing income decreased during the first half of 2010 as the volume of mortgage loans originated and sold into the secondary market returned to more normal levels from the abnormally high levels created by a low interest rate environment in the first half of 2009. Also included in loan servicing income are the fees collected for the servicing of mortgage loans for others, which was $743 thousand during the second quarter of 2010 compared to $553 thousand during the second quarter of 2009. For the first six months of 2010, the fees collected for the servicing of mortgage loans for others was $1.5 million compared to $1.0 million during the same period in 2009. The portfolio of mortgage loans serviced for others by Heartland totaled $1.22 billion at June 30, 2010, compared to $1.02 billion at June 30, 2009.

Trust fees increased $359 thousand or 18 percent during the second quarter of 2010 compared to the same quarter in 2009 and $843 thousand or 23 percent during the first six months of 2010 compared to the same six months in 2009. A large portion of trust fees are based upon the market value of the trust assets, which was $1.83 billion at June 30, 2010, compared to $1.38 billion at June 30, 2009.

Securities gains totaled $1.1 million during the second quarter of 2010 compared to $2.2 million during the second quarter of 2009. For the six-month comparative period, securities gains totaled $2.5 million during 2010 compared to $5.2 million during 2009. There was a higher volume of securities sales during the first half of 2009 as securities designed to outperform in a declining rate environment were sold and replaced with securities that are expected to outperform as rates rise.

Trading securities were responsible for a net loss of $264 thousand during the second quarter of 2010 compared to a net gain of $348 thousand during the second quarter of 2009. For the six-month period ended on June 30, trading securities experienced a net loss of $216 thousand during 2010 compared to a net gain of $62 thousand during 2009. These changes were driven by overall market conditions.

Gains on sale of loans totaled $1.1 million during the second quarter of 2010 compared to $2.2 million during the second quarter of 2009. For the first six months of 2010, gains on sale of loans totaled $1.9 million compared to $4.0 million for the first six months of 2009. As long-term mortgage loan rates fell below 5.00 percent during the first half of 2009, refinancing activity significantly increased on 15- and 30-year, fixed-rate mortgage loans which Heartland normally elects to sell into the secondary market and retain the servicing.

Income on bank owned life insurance increased $80 thousand or 38 percent during the second quarter of 2010 compared to the same quarter of 2009 and $264 thousand or 77 percent during the first six months of 2010 compared to the first six months of 2009. A large portion of Heartland's bank owned life insurance is held in a separate account product that experienced lower yields during 2009.

Other noninterest income totaled $443 thousand during the second quarter of 2010 compared to $560 thousand during the second quarter of 2009. For the six-month period ended on June 30, other noninterest income totaled $896 thousand during 2010 compared $454 thousand during 2009. Losses on interest rate hedges totaled $28 thousand during the first six months of 2010 compared to gains of $288 thousand during the first six months of 2009. See Note 5 to Heartland's consolidated financial statements for further discussion on these derivative transactions. Also affecting other noninterest income during the first six months of 2010 was $253 thousand in payments due from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed on July 2, 2009.

Noninterest Expenses

The table below shows Heartland's noninterest expense for the quarters indicated.

(Dollars in thousands)

	Three Months Ended
	June 30, 2010	June 30, 2009	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$15,574	$14,952	$622	4%
Occupancy	2,201	2,176	25	1
Furniture and equipment	1,599	1,695	(96)	(6)
Professional fees	2,549	2,151	398	19
FDIC insurance assessments	1,384	2,818	(1,434)	(51)
Advertising	1,052	949	103	11
Intangible assets amortization	145	234	(89)	(38)
Net loss on repossessed assets	1,636	2,532	(896)	(35)
Other noninterest expenses	3,435	2,970	465	16
TOTAL NONINTEREST EXPENSES	$29,575	$30,477	$(902)	(3)%

	Six Months Ended
	June 30, 2010	June 30, 2009	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$30,997	$31,385	$(388)	(1)%
Occupancy	4,495	4,551	(56)	(1)
Furniture and equipment	3,046	3,342	(296)	(9)
Professional fees	4,760	4,321	439	10
FDIC insurance assessments	2,804	3,865	(1,061)	(27)
Advertising	1,866	1,532	334	22
Intangible assets amortization	296	469	(173)	(37)
Net loss on repossessed assets	3,700	3,152	548	17
Other noninterest expenses	6,512	6,146	366	6
TOTAL NONINTEREST EXPENSES	$58,476	$58,763	(287)	(0)%

For the second quarter of 2010, noninterest expense totaled $29.6 million, a decrease of $902 thousand or 3 percent from the same period in 2009. This decrease was primarily attributable to lower FDIC assessments and net losses on repossessed assets.
For the six-month period ended June 30, 2010, noninterest expense was $58.5 million compared to $58.8 million during the same six-month period in 2009.

The largest component of noninterest expense, salaries and employee benefits, increased $622 thousand or 4 percent during the second quarter of 2010 compared to the second quarter of 2009 as compensation was marginally increased for many Heartland employees whose salaries had been frozen during the previous year. For the six-month comparative period, salaries and employee benefits decreased $388 thousand or 1 percent. Total full-time equivalent employees remained consistent at 1,020 on both June 30, 2010, and 2009.

FDIC insurance assessments totaled $1.4 million during the second quarter of 2010 compared to $2.8 million during the second quarter of 2009, a decrease of $1.4 million or 51 percent. For the six-month period ended June 30, 2010, FDIC insurance assessments were $2.8 million compared to $3.9 million during the first six months of 2009, a decrease of $1.1 million or 27 percent. Included in the FDIC insurance assessments recorded during the second quarter of 2009 was $1.7 million for an emergency special assessment. The FDIC insurance assessment rate changed from a range of 10 to 14 basis points to a range of 12 to 16 basis points beginning in the second quarter of 2009.

Professional fees increased $398 thousand or 19 percent during the second quarter of 2010 compared to the same quarter of 2009. On a six-month comparative basis, professional fees increased $439 thousand or 10 percent during 2010 as compared to 2009. Included in the professional fees during the second quarter of 2010 was $112 thousand associated with the restructuring of $74.5 million of callable Federal Home Loan Bank ("FHLB") advances. Professional fees during 2010 were also affected by additional legal fees related to collection efforts on nonperforming loans.

Net loss on repossessed assets totaled $1.6 million during the second quarter of 2010 compared to $2.5 million during the second quarter of 2009. For the six-month period ended on June 30, net losses on repossessed assets totaled $3.7 million during 2010 compared to $3.2 million during 2009. A majority of these losses resulted from valuation adjustments due to continued reductions in real estate values, particularly in Heartland's Phoenix, Arizona and Bozeman, Montana markets.

Income Taxes

Heartland's effective tax rate was 28.74 percent for the first half of 2010 compared to 30.05 percent for the first half of 2009. Heartland's effective tax rate is affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 30.37 percent during the first half of 2010 compared to 25.21 percent during the first half of 2009. The tax-equivalent adjustment for this tax-exempt interest income was $2.4 million during the first six months of 2010 compared to $2.1 million during the same six months in 2009.

FINANCIAL CONDITION

At June 30, 2010, total assets had experienced a slight decrease of $4.6 million or less than 1 percent annualized since year-end 2009.

Lending Activities

Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.39 billion at June 30, 2010, compared to $2.33 billion at year-end 2009, an increase of $54.6 million or 5 percent annualized. Growth in total loans and leases was $16.5 million during the second quarter of 2010 and $38.1 million during the first quarter of 2010. The loan category experiencing the majority of this growth was commercial and commercial real estate loans, which totaled $1.74 billion at June 30, 2010, an increase of $70.7 million or 8 percent annualized since year-end 2009. This growth occurred at Dubuque Bank and Trust Company, Wisconsin Community Bank and Riverside Community Bank.

The table below presents the composition of the loan portfolio as of June 30, 2010, and December 31, 2009.

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial and commercial real estate	$1,740,856	72.82%	$1,670,108	71.50%
Residential mortgage	169,105	7.07	175,059	7.49
Agricultural and agricultural real estate	255,576	10.69	256,780	10.99
Consumer	223,800	9.36	231,709	9.92
Lease financing, net	1,420	0.06	2,326	0.10
Gross loans and leases held to maturity	2,390,757	100.00%	2,335,982	100.00%
Unearned discount	(2,525)		(2,491)
Deferred loan fees	(2,460)		(2,349)
Total loans and leases held to maturity	2,385,772		2,331,142
Loans covered under loss share agreements:
Commercial and commercial real estate	$12,266	48.26%	$15,068	47.29%
Residential mortgage	7,148	28.12	8,984	28.20
Agricultural and agricultural real estate	3,346	13.16	3,626	11.38
Consumer	2,660	10.46	4,182	13.13
Total loans covered under loss share agreements	25,420	100.00%	31,860	100.00%
Allowance for loan and lease losses	(48,314)		(41,848)
Loans and Leases, net	$2,362,878		$2,321,154

Loans and leases secured by real estate, either fully or partially, totaled $1.8 billion or 74 percent of total loans and leases at June 30, 2010. Of the non-farm, nonresidential loans, 58 percent are owner occupied. The largest categories within Heartland's real estate secured loans at June 30, 2010, are listed below:

(Dollars in thousands)

Residential real estate, excluding residential construction and residential lot loans	$420,414
Agriculture	198,603
Industrial, manufacturing, business and commercial	195,162
Land development and lots	191,032
Retail	158,947
Office	118,585
Hotel, resort and hospitality	98,902
Warehousing	67,270
Multi-family	64,938
Food and beverage	65,213
Residential construction	41,009

The process utilized by Heartland to determine the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of this report.

The allowance for loan and lease losses at June 30, 2010, was 2.03 percent of loans and leases and 56.89 percent of nonperforming loans compared to 1.80 percent of loans and leases and 53.56 percent of nonperforming loans at December 31, 2009, and 1.57 percent of loans and leases and 52.32 percent of nonperforming loans at June 30, 2009. Additions to the allowance for loan and lease losses during the first half of 2010 were driven by a variety of factors including the continuation of depressed economic conditions, primarily in Heartland's Western markets of Arizona and Montana, that have resulted in increased delinquencies, reductions in the appraised values of collateral and downgrades in internal risk ratings of loans, including particularly the loans in those geographies.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $84.9 million or 3.56 percent of total loans and leases at June 30, 2010, compared to $78.1 million or 3.35 percent of total loans and leases at December 31, 2009, and $71.2 million or 3.00 percent of total loans and leases at June 30, 2009. Approximately 65 percent, or $55.5 million, of Heartland's nonperforming loans are to 22 borrowers, with $29.2 million originated by Rocky Mountain Bank, $10.5 million originated by Summit Bank & Trust, $5.7 million originated by Wisconsin Community Bank, $5.5 million originated by New Mexico Bank & Trust, $3.1 million originated by Arizona Bank & Trust and $1.5 million originated by Riverside Community Bank. The portion of Heartland's nonperforming loans covered by government guarantees was $3.7 million at June 30, 2010. The industry breakdown for these nonperforming loans as identified using the North American Industry Classification System (NAICS) was $15.1 million lot and land development, $12.7 million lessors of real estate, $7.1 million construction and development and $4.2 million other activities related to real estate. The remaining $16.4 million was distributed among eight other industries.

Other real estate owned, exclusive of assets covered under the loss sharing agreements, was $32.6 million at June 30, 2010, compared to $30.2 million at December 31, 2009, and $29.3 million at June 30, 2009. Liquidation strategies have been identified for all the assets held in other real estate owned. Management plans to market these properties through an orderly liquidation process instead of a quick liquidation process that would likely result in discounts greater than the projected carrying costs. As a result of continued collection activities, it is likely that other real estate owned will rise during the third quarter of 2010. Commercial and agricultural real estate makes up $27.1 million or 83 percent of Heartland's total other real estate owned.

Net charge-offs on loans not covered by loss share agreements during the second quarter of 2010 were $7.9 million compared to $10.1 million during the second quarter of 2009. For the six-month period ended on June 30, net charge-offs not covered by loss share agreements were $12.1 million in 2010 and $15.1 million in 2009. A large portion of the net charge-offs in both years was related to commercial real estate development loans and residential lot loans.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30
	2010	2009

Balance at beginning of period	$41,848	$35,651
Provision for loan and lease losses	18,849	16,706
Recoveries on loans and leases previously charged off	1,311	918
Charge-offs on loans and leases not covered by loss share agreements	(13,384)	(16,041)
Charge-offs on loans and leases covered by loss share agreements	(310)	—
Balance at end of period	$48,314	$37,234
Annualized ratio of net charge offs to average loans and leases	1.05%	1.28%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of June 30,		As of December 31,
	2010	2009	2009	2008
Not covered under loss share agreements:
Nonaccrual loans and leases	$84,925	$71,116	$78,118	$76,953
Loan and leases contractually past due 90 days or more	—	54	17	1,005
Total nonperforming loans and leases	84,925	71,170	78,135	77,958
Other real estate	32,554	29,311	30,205	11,750
Other repossessed assets	486	1,477	501	1,484
Total nonperforming assets not covered under loss share agreements	$117,965	$101,958	$108,841	$91,192
Covered under loss share agreements:
Nonaccrual loans and leases	$4,949	—	$4,170	—
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	4,949	—	4,170	—
Other real estate	328	—	363	—
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$5,277	$—	$4,533	—
Restructured loans (1)	$30,818	—	$46,656	—
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	3.56%	3.00%	3.35%	3.24%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	4.88%	4.24%	4.61%	3.77%
Nonperforming assets not covered under loss share agreements to total assets	2.94%	2.71%	2.71%	2.51%
(1) Represents accruing restructured loans performing according to their restructured terms.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 30 percent of total assets at June 30, 2010, 31 percent at March 31, 2010, and 29 percent at December 31, 2009. Total available for sale securities as of June 30, 2010, were $1.17 billion, an increase of $31.1 million or 5 percent annualized from $1.14 billion at December 31, 2009. Securities available for sale decreased by $18.8 million or 6 percent annualized during the second quarter of 2010 and increased by $50.0 million or 18 percent annualized during the first quarter of 2010. A portion of the maturities and paydowns on the securities was used to fund loan growth, primarily during the second quarter of 2010.

The table below presents the composition of the securities portfolio by major category as of June 30, 2010, and December 31, 2009. The composition of the securities portfolio shifted from an emphasis in mortgage-backed securities to U.S. government corporations and agencies as the spread on mortgage-backed securities narrowed in comparison to government agency securities. The percentage of mortgage-backed securities was 47 percent at June 30, 2010, compared to 53 percent at year-end 2009. Nearly 80 percent of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises as of June 30, 2010.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$338,059	27.85%	$279,441	23.78%
Mortgage-backed securities	572,501	47.16	623,949	53.09
Obligation of states and political subdivisions	266,321	21.94	238,893	20.33
Other securities	36,994	3.05	32,934	2.80
Total securities	$1,213,875	100.00%	$1,175,217	100.00%

Deposits And Borrowed Funds

Total deposits were $3.02 billion at June 30, 2010, compared to $3.05 billion at year-end 2009, a decrease of $34.2 million or 2 percent annualized. The decrease in total deposits was distributed between the first two quarters of 2010 at $21.2 million during the second quarter and $13.0 million during the first quarter. The composition of our deposits continued to improve during the first half of 2010, as demand deposits increased $47.7 million during the second quarter and $29.2 million during the first quarter. Conversely, time deposits, exclusive of brokered deposits, experienced a decrease of $49.6 million during the second quarter and $55.2 million during the first quarter. At June 30, 2010, brokered time deposits totaled $37.3 million or 1 percent of total deposits compared to $41.8 million or 1 percent of total deposits at year-end 2009. As a percentage of total deposits, time deposits decreased from 34 percent at year-end 2009 to 31 percent at June 30, 2010.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of June 30, 2010, the amount of short-term borrowings was $200.5 million compared to $162.3 million at year-end 2009, an increase of $38.2 million or 24 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $168.8 million at June 30, 2010, compared to $145.6 million at year-end 2009.

Also included in short-term borrowings is the revolving credit line Heartland has with an unaffiliated bank, primarily to provide working capital to Heartland. This credit line may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland, the primary purpose of which is to hold and manage certain nonperforming loans and assets to allow the liquidation of those assets at a time that is more economically advantageous. Under this unsecured revolving credit line, Heartland may borrow up to $15.0 million at any one time. At June 30, 2010, and December 31, 2009, $5.0 million was outstanding on this revolving credit line.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of June 30, 2010, the amount of other borrowings was $426.0 million, a decrease of $25.4 million or 6 percent since year-end 2009. Other borrowings include structured wholesale repurchase agreements, which totaled $135.0 million at June 30, 2010, and December 31, 2009. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of June 30, 2010, is as follows:

(Dollars in thousands)
	Issuance Date	Interest Rate	Interest Rate as of June 30, 2010	Maturity Date	Callable Date

$5,000	8/7/2000	10.60%	10.60%	9/7/2030	9/7/2010
20,000	10/10/2003	8.25%	8.25%	10/10/2033	9/30/2010
25,000	3/17/2004	2.75% over Libor	3.29%(1)	3/17/2034	9/17/2010
20,000	1/31/2006	1.33% over Libor	1.63%(2)	4/7/2036	4/7/2011
20,000	6/21/2007	6.75%	6.75%	9/15/2037	6/15/2012
20,000	6/26/2007	1.48% over Libor	2.02%(3)	9/1/2037	9/1/2012
$110,000

(1)	Effective interest rate as of June 30, 2010, was 5.33% due to an interest rate swap transaction as discussed in Note 5 to Heartland's consolidated financial statements.

(2)	Effective interest rate as of June 30, 2010, was 4.69% due to an interest rate swap transaction as discussed in Note 5 to Heartland's consolidated financial statements.

(3)	Effective interest rate as of June 30, 2010, was 4.70% due to an interest rate swap transaction as discussed in Note 5 to Heartland's consolidated financial statements.

Also in other borrowings are the bank subsidiaries' borrowings from the FHLB. All of the bank subsidiaries, except for Heartland's most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at June 30, 2010, totaled $173.4 million, a decrease of $25.7 million or 13 percent from the $199.1 million of FHLB borrowing at December 31, 2009.

Total FHLB borrowings at June 30, 2010, had an average rate of 3.07 percent and an average maturity of 3.74 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 3.26 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2010, and December 31, 2009, commitments to extend credit aggregated $537.9 million and $603.4 million, and standby letters of credit aggregated $37.1 million and $26.7 million, respectively.

Contractual obligations and other commitments were presented in Heartland's 2009 Annual Report on Form 10-K. There have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios (1)
Tier 1 capital	$389,525	13.63%	$380,334	13.53%
Tier 1 capital minimum requirement	114,297	4.00%	112,471	4.00%
Excess	$275,228	9.63%	$267,863	9.53%
Total capital	$435,217	15.23%	$427,523	15.20%
Total capital minimum requirement	228,594	8.00%	224,943	8.00%
Excess	$206,623	7.23%	$202,580	7.20%
Total risk-adjusted assets	$2,857,420		$2,811,782
Leverage Capital Ratios (2)
Tier 1 capital	$389,525	9.73%	$380,334	9.64%
Tier 1 capital minimum requirement (3)	160,203	4.00%	157,830	4.00%
Excess	$229,322	5.73%	$222,504	5.64%
Average adjusted assets (less goodwill and other intangible assets)	$4,005,075		$3,945,757

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Summit Bank & Trust, Heartland's ninth bank, began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. Heartland's initial investment in this de novo was $12.0 million, or 80 percent, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 7.66 percent on the original investment amount, whichever is greater. Heartland pays the 7.66 percent minimum return to the minority stockholders annually. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Minnesota Bank & Trust, Heartland's tenth bank, began operations on April 15, 2008, in Edina, Minnesota, located in the Minneapolis, Minnesota metropolitan area. Heartland's initial investment in this de novo was $13.2 million, or 80 percent, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors.

On December 19, 2008, Heartland received $81.7 million through participation in the U.S. Treasury's Capital Purchase Program (CPP). The CPP was authorized by the government's Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. The TARP is designed to infuse capital into the nation's healthiest banks to increase the flow of financing to American consumers and businesses. Funds received by Heartland were allocated to debt reduction (including $34.0 million used to extinguish debt on Heartland's credit line), capital maintenance at its subsidiary banks and short-term investments. Heartland continues to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in its existing markets, such as The Elizabeth State Bank acquisition completed during the third quarter of 2009.

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current issues in the banking industry and the availability of capital via the CPP, Heartland changed its strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets Heartland currently serves, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Additionally, management has asked regulators to notify them when troubled institutions surface in Heartland's existing markets. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

RECENT LEGISLATIVE DEVELOPMENTS

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on Heartland's business, results of operations and financial condition. For more information regarding this recent legislative development, see Part II, Item 1A. to this quarterly report.

LIQUIDITY

Liquidity refers to Heartland's ability to maintain a cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers' credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Total cash provided by operating activities was $39.6 million during the first six months of 2010 compared to $31.2 million during the first six months of 2009.

Investing activities used cash of $119.9 million during the first six months of 2010 compared to $167.1 million during the first six months of 2009. The proceeds from securities sales, paydowns and maturities was $362.2 million during the first six months of 2010 compared to $219.6 million during the first six months of 2009. Purchases of securities used cash of $387.5 million during the first six months of 2010 while $370.8 million was used for securities purchases during the first six months of 2009. Net loans and leases experienced an increase of $93.7 million during the first six months of 2010 compared to an increase of $24.1 million during the first six months of 2009.

Financing activities used cash of $26.4 million during the first six months of 2010 compared to providing cash of $124.5 million during the first six months of 2009. There was a net decrease in deposit accounts of $34.2 million during the first six months of 2010 compared to an increase of $187.3 million during the same six months of 2009. Activity in short-term borrowings provided cash of $38.2 million during the first six months of 2010 compared to using cash of $77.9 million during the first six months of 2009. Cash proceeds from other borrowings were $461 thousand during the first six months of 2010 compared to $55.1 million during the first six months of 2009. Repayment of other borrowings used cash of $25.9 million during the first six months of 2010 compared to $35.4 million during the first six months of 2009.

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

At June 30, 2010, Heartland's revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $15.0 million, of which $5.0 million had been borrowed. This credit agreement contains specific covenants, with which Heartland was in compliance on June 30, 2010.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Although Heartland has entered into derivative financial instruments to mitigate the exposure of Heartland's net interest margin to a change in the rate environment, management does not believe that Heartland's primary market risk exposures have changed significantly to-date in 2010 when compared to 2009.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2010, and 2009, provided the following results:

	2010		2009
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$141,346	0.16%	$131,826	0.39%
Base	$141,123		$131,313
Up 200 Basis Points	$137,931	(2.26)%	$126,444	(3.71)%

Year 2
Down 100 Basis Points	$134,350	(4.80)%	$130,304	(0.77)%
Base	$138,978	(1.52)%	$132,327	0.77%
Up 200 Basis Points	$141,891	0.54%	$129,979	(1.02)%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $124 thousand at June 30, 2010, and $695 thousand at December 31, 2009, and in both cases was less than 1 percent of total assets.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2010, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

During the first quarter of 2010, a new methodology, including the installation of new software, was implemented for the calculation of the allowance for loan and lease losses. Management monitored these transition activities, including periodic reporting to the Audit Committee. No material internal control issues were encountered. There were no other significant changes to Heartland's disclosure controls or internal controls over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors”, in Heartland's 2009 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K for disclosures regarding the risks and uncertainties related to Heartland's business.

Changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Act") could adversely impact Heartland's operations. On July 21, 2010, President Obama signed the Act into law. The Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. The Act includes, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new requirements designed to protect consumers in financial transactions. Many of these requirements will be implemented over time through rulemaking, and their full impact remains unclear. Nevertheless, the changes resulting from the Dodd-Frank Act could impact the profitability of Heartland's business, require changes to certain of its business practices, impose more significant capital, liquidity and leverage requirements, increase the cost of compliance and impose greater regulatory oversight, eliminate certain financing and capital raising alternatives, or otherwise adversely affect Heartland's business. Heartland could be required to devote more management attention and resources to evaluate and make changes necessary to comply with new statutory and regulatory requirements under the Act. Accordingly, although the impact of these new laws and regulations that it will require remain unclear, the changes they require could be materially adverse to Heartland's operations.

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

Dated: August 9, 2010