Form 10-Q
period 2010-09-30
HEARTLAND FINANCIAL USA INC
filed 2010-11-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2010

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
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 8, 2010, the Registrant had outstanding 16,392,091 shares of common stock, $1.00 par value per share.

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
10.1 Promissory note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of September 28, 2010
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$138,575	$177,619
Federal funds sold and other short-term investments	3,127	4,791
Cash and cash equivalents	141,702	182,410
Securities:
Trading, at fair value	142	695
Available for sale, at fair value (cost of $1,118,478 at September 30, 2010, and $1,125,665 at December 31, 2009)	1,151,319	1,135,468
Held to maturity, at cost (fair value of $59,302 at September 30, 2010, and $37,477 at December 31, 2009)	59,836	39,054
Loans held for sale	41,047	17,310
Loans and leases:
Held to maturity	2,361,567	2,331,142
Loans covered by loss share agreements	23,557	31,860
Allowance for loan and lease losses	(44,732)	(41,848)
Loans and leases, net	2,340,392	2,321,154
Premises, furniture and equipment, net	121,940	118,835
Other real estate, net	32,408	30,568
Goodwill, net	25,909	27,548
Other intangible assets, net	11,510	12,380
Cash surrender value on life insurance	62,038	55,516
FDIC indemnification asset	1,939	5,532
Other assets	73,002	66,521
TOTAL ASSETS	$4,063,184	$4,012,991
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$581,957	$460,645
Savings	1,572,891	1,554,358
Time	918,795	1,035,386
Total deposits	3,073,643	3,050,389
Short-term borrowings	196,533	162,349
Other borrowings	413,448	451,429
Accrued expenses and other liabilities	43,234	33,767
TOTAL LIABILITIES	3,726,858	3,697,934
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 102,302 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	78,168	77,224
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	44,750	44,284
Retained earnings	180,961	172,487
Accumulated other comprehensive income	17,548	7,107
Treasury stock at cost (219,580 shares at September 30, 2010, and 265,309 shares at December 31, 2009)	(4,441)	(5,433)
TOTAL STOCKHOLDERS' EQUITY	333,598	312,281
Noncontrolling interest	2,728	2,776
TOTAL EQUITY	336,326	315,057
TOTAL LIABILITIES AND EQUITY	$4,063,184	$4,012,991
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
INTEREST INCOME:
Interest and fees on loans and leases	$38,756	$38,790	$114,354	$116,696
Interest on securities:
Taxable	8,225	10,809	26,618	29,269
Nontaxable	3,282	2,231	9,178	6,139
Interest on federal funds sold	—	—	1	1
Interest on interest bearing deposits in other financial institutions	1	17	13	18
TOTAL INTEREST INCOME	50,264	51,847	150,164	152,123
INTEREST EXPENSE:
Interest on deposits	9,033	13,046	29,748	40,744
Interest on short-term borrowings	305	154	830	539
Interest on other borrowings	4,213	4,065	12,380	12,803
TOTAL INTEREST EXPENSE	13,551	17,265	42,958	54,086
NET INTEREST INCOME	36,713	34,582	107,206	98,037
Provision for loan and lease losses	4,799	11,896	23,648	28,602
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	31,914	22,686	83,558	69,435
NONINTEREST INCOME:
Service charges and fees	3,665	3,288	10,363	9,284
Loan servicing income	1,862	1,756	4,909	7,853
Valuation adjustment on mortgage servicing rights	(1,239)	—	(1,239)	—
Trust fees	2,267	1,949	6,778	5,617
Brokerage and insurance commissions	739	824	2,236	2,420
Securities gains, net	2,158	1,291	4,664	6,462
Gain (loss) on trading account securities	18	210	(198)	272
Gains on sale of loans	2,394	877	4,275	4,916
Income on bank owned life insurance	396	297	1,003	640
Gain on acquisition	—	998	—	998
Other noninterest income	349	418	1,245	872
TOTAL NONINTEREST INCOME	12,609	11,908	34,036	39,334
NONINTEREST EXPENSES
Salaries and employee benefits	15,502	14,661	46,499	46,046
Occupancy	2,287	2,221	6,782	6,772
Furniture and equipment	1,515	1,594	4,561	4,936
Professional fees	2,621	2,706	7,381	7,027
FDIC insurance assessments	1,331	1,393	4,135	5,258
Advertising	906	740	2,772	2,272
Goodwill impairment charge	1,639	—	1,639	—
Intangible assets amortization	149	199	445	668
Net loss on repossessed assets	4,219	3,680	7,919	6,832
Other noninterest expenses	3,277	3,129	9,789	9,275
TOTAL NONINTEREST EXPENSES	33,446	30,323	91,922	89,086
INCOME BEFORE INCOME TAXES	11,077	4,271	25,672	19,683
Income taxes	4,187	803	8,382	5,434
NET INCOME	6,890	3,468	17,290	14,249
Net income available to noncontrolling interest, net of tax	30	44	80	147
NET INCOME ATTRIBUTABLE TO HEARTLAND	6,920	3,512	17,370	14,396
Preferred dividends and discount	(1,336)	(1,336)	(4,008)	(4,008)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$5,584	$2,176	$13,362	$10,388

EARNINGS PER COMMON SHARE - BASIC	$0.34	$0.13	$0.82	$0.64
EARNINGS PER COMMON SHARE - DILUTED	$0.34	$0.13	$0.81	$0.64
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,290	$14,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,302	6,832
Provision for loan and lease losses	23,648	28,602
Goodwill impairment charge	1,639	—
Valuation adjustment on mortgage servicing rights	1,239	—
Net amortization of premium on securities	4,767	2,043
Securities gains, net	(4,664)	(6,462)
Decrease in trading account securities	553	734
Stock based compensation	783	715
Loans originated for sale	(357,416)	(667,294)
Proceeds on sales of loans	385,428	672,438
Net gains on sales of loans	(4,275)	(4,916)
Increase in accrued interest receivable	(1,523)	(1,658)
Decrease (increase) in prepaid expenses	845	(187)
Decrease in accrued interest payable	(1,306)	(2,109)
Gain on acquisition	—	(998)
Other, net	(489)	2,982
NET CASH PROVIDED BY OPERATING ACTIVITIES	72,821	44,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	304,482	224,521
Proceeds from the sale of securities held to maturity	—	1,659
Proceeds from the maturity of and principal paydowns on securities available for sale	214,932	138,617
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,676	2,243
Purchase of securities available for sale	(512,457)	(538,456)
Purchase of securities held to maturity	(22,331)	(895)
Net increase in loans and leases	(110,561)	(21,685)
Purchase of bank owned life insurance policies	(5,676)	—
Capital expenditures	(8,553)	(2,957)
Net cash and cash equivalents received in acquisition	—	7,193
Proceeds on sale of OREO and other repossessed assets	12,779	13,545
NET CASH USED BY INVESTING ACTIVITIES	(125,709)	(176,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	139,845	298,403
Net decrease in time deposit accounts	(116,591)	(43,868)
Net increase (decrease) in short-term borrowings	34,184	(104,666)
Proceeds from other borrowings	518	55,146
Repayments of other borrowings	(38,499)	(35,535)
Purchase of treasury stock	(201)	(74)
Proceeds from issuance of common stock	848	579
Excess tax benefits on exercised stock options	28	2
Dividends paid	(7,952)	(7,538)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,180	162,449
Net (decrease) increase in cash and cash equivalents	(40,708)	31,205
Cash and cash equivalents at beginning of year	182,410	51,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,702	$82,508
Supplemental disclosures:
Cash paid for income/franchise taxes	$10,296	$5,314
Cash paid for interest	$44,264	$56,195
Securities transferred to available for sale from trading	—	204
Loans transferred to OREO	$20,201	$37,607
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2009	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623
Net income				14,396			(147)	14,249
Unrealized gain (loss) on securities available for sale arising during the period					25,985			25,985
Unrealized gain (loss) on derivatives arising during the period					(813)			(813)
Reclassification adjustment for net security (gains)/losses realized in net income					(6,462)			(6,462)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					(33)			(33)
Income taxes					(6,939)			(6,939)
Comprehensive income								25,987
Cumulative preferred dividends accrued and discount accretion	1,331			(1,331)				—
Cash dividends declared:
Preferred, $37.50 per share				(2,677)				(2,677)
Common, $0.30 per share				(4,861)				(4,861)
Purchase of 4,557 shares of common stock						(74)		(74)
Issuance of 52,020 shares of common stock			(321)			973		652
Commitments to issue common stock			715					715
Balance at September 30, 2009	$76,909	$16,612	$44,221	$183,280	$10,397	$(5,927)	$2,873	$328,365
Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Net income				17,370			(80)	17,290
Unrealized gain (loss) on securities available for sale					27,702			27,702
Unrealized gain (loss) on derivatives arising during the period					(7,169)			(7,169)
Reclassification adjustment for net security (gains)/losses realized in net income					(4,664)			(4,664)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					729			729
Income taxes					(6,157)			(6,157)
Comprehensive income								27,731
Sale of noncontrolling interest							32	32
Cumulative preferred dividends accrued and discount accretion	944			(944)				—
Cash dividends declared:
Preferred, $37.50 per share				(3,064)				(3,064)
Common, $0.30 per share				(4,888)				(4,888)
Purchase of 13,789 shares of common stock						(201)		(201)
Issuance of 59,518 shares of common stock			(317)			1,193		876
Commitments to issue common stock			783					783
Balance at September 30, 2010	$78,168	$16,612	$44,750	$180,961	$17,548	$(4,441)	$2,728	$336,326
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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2010, are not necessarily indicative of the results expected for the year ending December 31, 2010.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2010 and 2009, are shown in the tables below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	September 30, 2010	September 30, 2009
Net income attributable to Heartland	$6,920	$3,512
Preferred dividends and discount	(1,336)	(1,336)
Net income available to common stockholders	$5,584	$2,176
Weighted average common shares outstanding for basic earnings per share	16,377	16,311
Assumed incremental common shares issued upon exercise of stock options	89	29
Weighted average common shares for diluted earnings per share	16,466	16,340
Earnings per common share — basic	$0.34	$0.13
Earnings per common share — diluted	$0.34	$0.13
Number of antidilutive stock options excluded from diluted earnings per share computation	150	161

	Nine Months Ended
(Dollars and number of shares in thousands, except per share data)	September 30, 2010	September 30, 2009
Net income attributable to Heartland	$17,370	$14,396
Preferred dividends and discount	(4,008)	(4,008)
Net income available to common stockholders	$13,362	$10,388
Weighted average common shares outstanding for basic earnings per share	16,364	16,296
Assumed incremental common shares issued upon exercise of stock options	90	24
Weighted average common shares for diluted earnings per share	16,454	16,320
Earnings per common share — basic	$0.82	$0.64
Earnings per common share — diluted	$0.81	$0.64
Number of antidilutive stock options excluded from diluted earnings per share computation	139	191

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of September 30, 2010 and 2009, and changes during the nine months ended September 30, 2010 and 2009, follows:

	2010		2009
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	704,471	$20.02	743,363	$19.79
Granted	—	—	—	—
Exercised	(20,500)	10.68	(4,125)	11.13
Forfeited	(6,750)	22.19	(16,292)	20.43
Outstanding at September 30	677,221	$20.28	722,946	$19.83
Options exercisable at September 30	399,987	$18.81	327,879	$16.04

At September 30, 2010, the vested options totaled 399,987 shares with a weighted average exercise price of $18.81 per share and a weighted average remaining contractual life of 3.87 years. The intrinsic value for the vested options as of September 30, 2010, was $534 thousand. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2010, was $97 thousand. The total fair value of options vested during the nine months ended September 30, 2010, was $783 thousand. At September 30, 2010, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 373,460.

No options were granted during the first nine months of 2010 and 2009. Cash received from options exercised for the nine months ended September 30, 2010, was $219 thousand, with a related tax benefit of $28 thousand. Cash received from options exercised for the nine months ended September 30, 2009, was $46 thousand, with a related tax benefit of $2 thousand.

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

Total compensation costs recorded for stock options, RSUs and shares to be issued under the 2006 Employee Stock Purchase Plan were $783 thousand and $715 thousand for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $2.0 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2014.

Effect of New Financial Accounting Standards

In June 2009, the FASB issued an accounting standard that amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard was subsequently codified into ASC Topic 860, “Accounting for Transfers of Financial Assets.” Heartland adopted this accounting standard effective January 1, 2010, and it did not have a material impact on Heartland's consolidated financial statements.

In June 2009, the FASB issued an accounting standard that requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes. This accounting standard requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. This accounting standard was subsequently codified into ASC Topic 810, “Improvements for Financial Reporting by Enterprises Involved with Variable Interest Entities.” Heartland adopted this accounting standard effective January 1, 2010, and it did not have a material impact on Heartland's consolidated financial statements.

In January 2010, the FASB issued an accounting standard that requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation. Additionally, the standard clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. This accounting standard is codified into ASC Topic 820, “Improving Disclosures about Fair Value Measurements.” This accounting standard became effective for Heartland on January 1, 2010, except for disclosures about Level 3 activity of purchases, sales, issuances and settlements on a gross basis. Those disclosures will be effective for fiscal years beginning after December 15, 2010. With respect to the provisions of this accounting standard that were adopted during 2010, the adoption of this standard did not have a material impact on Heartland's consolidated financial statements. Management also believes that the adoption of the remaining provisions of this accounting standard will not have a material impact on Heartland's consolidated financial statements.

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

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of September 30, 2010, and December 31, 2009, are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
Securities available for sale:
U.S. government corporations and agencies	$342,226	$9,448	$—	$351,674
Mortgage-backed securities	508,286	13,699	(3,293)	518,692
Obligations of states and political subdivisions	231,939	12,835	(186)	244,588
Corporate debt securities	11,237	—	(101)	11,136
Total debt securities	1,093,688	35,982	(3,580)	1,126,090
Equity securities	24,790	439	—	25,229
Total	$1,118,478	$36,421	$(3,580)	$1,151,319

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Securities available for sale:
U.S. government corporations and agencies	$277,219	$2,503	$(281)	$279,441
Mortgage-backed securities	608,556	11,765	(8,383)	611,938
Obligations of states and political subdivisions	208,197	5,328	(1,675)	211,850
Corporate debt securities	1,942	—	(70)	1,872
Total debt securities	1,095,914	19,596	(10,409)	1,105,101
Equity securities	29,751	616	—	30,367
Total	$1,125,665	$20,212	$(10,409)	$1,135,468

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2010, and December 31, 2009, are summarized in the tables below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
Securities held to maturity:
Mortgage-backed securities	$10,039	$364	$(1,117)	$9,286
Obligations of states and political subdivisions	49,797	234	(15)	50,016
Total	$59,836	$598	$(1,132)	$59,302

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Securities held to maturity:
Mortgage-backed securities	$12,011	$35	$(1,596)	$10,450
Obligations of states and political subdivisions	27,043	—	(16)	27,027
Total	$39,054	$35	$(1,612)	$37,477

Nearly 80% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2010, and December 31, 2009. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2010, and December 31, 2009, respectively.

Unrealized Losses on Securities Available for Sale

September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	75,184	(931)	15,715	(2,362)	90,899	(3,293)
Obligations of states and political subdivisions	14,956	(127)	1,697	(59)	16,653	(186)
Corporate debt securities	11,136	(101)	—	—	11,136	(101)
Total debt securities	101,276	(1,159)	17,412	(2,421)	118,688	(3,580)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$101,276	$(1,159)	$17,412	$(2,421)	$118,688	$(3,580)

Unrealized Losses on Securities Available for Sale

December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government corporations and agencies	$41,255	$(281)	$—	$—	$41,255	$(281)
Mortgage-backed securities	120,270	(4,120)	32,784	(4,263)	153,054	(8,383)
Obligations of states and political subdivisions	47,831	(1,510)	2,681	(165)	50,512	(1,675)
Corporate debt securities	1,872	(70)	—	—	1,872	(70)
Total debt securities	211,228	(5,981)	35,465	(4,428)	246,693	(10,409)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$211,228	$(5,981)	$35,465	$(4,428)	$246,693	$(10,409)

Unrealized losses on Heartland's mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and has noted credit rating reductions in a number of these securities, primarily due to the downgrade in the credit ratings of the insurance companies providing credit enhancement to that of the issuing municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

NOTE 3: LOANS AND LEASES

The carrying amount of loans covered under loss share agreements with the FDIC consisted of impaired and nonimpaired purchased loans and are summarized in the following tables:

September 30, 2010
(Dollars in thousands)
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$4,500	$7,203	$11,703
Residential mortgage	691	5,854	6,545
Agricultural and agricultural real estate	178	2,629	2,807
Consumer loans	380	2,122	2,502
Total Loans Covered Under Loss Share Agreements	$5,749	$17,808	$23,557

December 31, 2009
(Dollars in thousands)
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$5,102	$9,966	$15,068
Residential mortgage	407	8,577	8,984
Agricultural and agricultural real estate	594	3,032	3,626
Consumer loans	1,057	3,125	4,182
Total Loans Covered Under Loss Share Agreements	$7,160	$24,700	$31,860

NOTE 4: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in Heartland's goodwill for the nine months ended September 30, 2010 and September 30, 2009, in thousands:

	2010	2009
Balance at January 1	$27,548	$40,207
Impairment charge	(1,639)	—
Balance at September 30	$25,909	$40,207

Correction of Prior Period Error
In the third quarter of 2010, Heartland identified a $1.6 million error in the independent third party valuation utilized by Heartland for the calculation of goodwill impairment recorded at Rocky Mountain Bank in the fourth quarter of 2009. After consideration of both quantitative and qualitative factors, management determined the amount was not material to the financial statements and thus recorded such amount in the third quarter of 2010 when it was discovered. Accordingly, the consolidated balance sheet at September 30, 2010 presented in this Form 10-Q has been adjusted to reduce "goodwill" in the assets section of the balance sheet by $1.6 million, with a corresponding $1.6 million reduction recorded as a goodwill impairment charge in the accompanying statement of income for the three months ended September 30, 2010. The correction of this error does not impact the statement of cash flows contained in this Form 10-Q and this correction was not considered material to the prior period financial statements.

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2010, and December 31, 2009, are presented in the table below, in thousands:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$9,957	$8,225	$9,957	$7,856
Mortgage servicing rights	14,460	5,352	13,021	3,488
Customer relationship intangible	1,177	507	1,177	431
Total	$25,594	$14,084	$24,155	$11,775
Unamortized intangible assets		$11,510		$12,380

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2010. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. As a result of the decrease in mortgage loan rates during the third quarter of 2010, a valuation allowance of $1.2 million was recorded at September 30, 2010. There was no valuation allowance on mortgage servicing rights at December 31, 2009. The fair value of Heartland's mortgage servicing rights was estimated at $9.1 million and $10.0 million at September 30, 2010, and December 31, 2009, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ending December 31, 2010	$119	$1,646	$24	$1,789
Year ending December 31,
2011	470	2,132	100	2,702
2012	441	1,777	55	2,273
2013	423	1,421	44	1,888
2014	186	1,066	43	1,295
2015	15	711	42	768
Thereafter	78	355	362	795

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2010	2009
Balance at January 1	$9,533	$4,566
Originations	3,444	7,454
Amortization	(2,630)	(2,965)
Valuation adjustment	(1,239)	—
Balance at September 30	$9,108	$9,055

NOTE 5: BORROWINGS

On September 28, 2010, Heartland's $15.0 million revolving credit line with an unaffiliated bank was renewed for another year. The outstanding balance on this revolving credit line was $15.0 million on September 30, 2010, and $5.0 million on December 31, 2009. The agreement on this credit line contains specific financial covenants described below, all of which Heartland was in compliance with as of September 30, 2010:

•	Heartland will maintain regulatory capital at well capitalized levels, measured quarterly.

•	Heartland will inform the lender of any material regulatory non-compliance or written agreement concerning Heartland or any of its subsidiaries.

•
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

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following two transactions. On April 4, 2006, Heartland entered into a three-year interest rate collar transaction with a notional amount of $50.0 million. This collar transaction was effective on April 4, 2006, and matured on April 4, 2009. Heartland was the payer on prime at a cap strike rate of 8.95% and the counterparty was the payer on prime at a floor strike rate of 7.00%. On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. This collar transaction was effective on September 21, 2005, and matured on September 21, 2010. Heartland was the payer on prime at a cap strike rate of 9.00% and the counterparty was the payer on prime at a floor strike rate of 6.00%. As of December 31, 2009, the fair market value of this collar transaction was recorded as an asset of $1.0 million.

For accounting purposes, the two collar transactions above were designated as cash flow hedges of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Heartland's prime-based loans that reset whenever prime changes. The hedged loan transactions for the two hedging relationships were designated as the first prime-based interest payments received by Heartland each calendar month during the term of the collar that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the collar.

Prepayments in the hedged loan portfolios were treated in a manner consistent with the guidance in ASC 815-20-25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans”, which allows the designated forecasted transactions to be the variable, prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations. Based on Heartland's assessments, both at inception and throughout the life of the hedging relationship, it was probable that sufficient prime-based interest receipts existed through the maturity dates of the collars.

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

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2010, and December 31, 2009, the fair market value of this cap transaction was recorded as an asset of $2 thousand and $75 thousand, respectively. Upon the execution of the second swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the third quarters of 2010 and 2009, the mark to market adjustment for this cap transaction was recorded as a loss of $10 thousand and a loss of $11 thousand, respectively. During the first nine months of 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $73 thousand. During the first nine months of 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $52 thousand.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2010, this cap transaction had no fair market value. As of December 31, 2009, the fair market value of this cap transaction was recorded as an asset of $3 thousand. Upon the execution of the third swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During the third quarters of 2010 and 2009, the mark to market adjustment for this cap transaction was recorded as $0 and a loss of $2 thousand, respectively. During the first nine months of 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $3 thousand. During the first nine months of 2009, the mark to market adjustment on this cap transaction was recorded as a gain of $1 thousand.

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

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $1.4 million at September 30, 2010, and as an asset of $136 thousand at December 31, 2009.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. As of September 30, 2010, and December 31, 2009, the fair value of this swap transaction was recorded as a liability of $1.6 million and an asset of $885 thousand, respectively.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $1.7 million at September 30, 2010, and as an asset of $403 thousand at December 31, 2009.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in ASC 815-20-25, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments' change in fair value were included in the assessment of hedge effectiveness. Except as discussed below, no ineffectiveness was recognized for the cash flow hedge transactions for the quarters ended September 30, 2010 and 2009.

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

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198 thousand during the quarter ended March 31, 2008, which consists of the mark to market gain on this portion of the collar transaction of $212 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $14 thousand. During the third quarters of 2010 and 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $105 thousand and $62 thousand, respectively. During the first nine months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $293 thousand. During the first nine months of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $213 thousand.

A portion of the September 19, 2005, collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank's prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During the third quarters of 2010 and 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $105 thousand and $60 thousand, respectively. During the first nine months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $290 thousand. During the first nine months of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $215 thousand.

An additional portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6 million. This hedge failure resulted in the recognition of a gain of $68 thousand during the first quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $64 thousand and a reclass of unrealized gains out of other comprehensive income to earnings of $132 thousand. During the third quarters of 2010 and 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $105 thousand and $60 thousand, respectively. During the first nine months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $290 thousand. During the first nine months of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $215 thousand.

The final portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $7.2 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Wisconsin Community Bank's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $7.2 million to $4.8 million. This hedge failure resulted in the recognition of a loss of $68 thousand during the second quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $41 thousand and a reclass of unrealized losses out of other comprehensive income to earnings of $27 thousand. During the third quarters of 2010 and 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $53 thousand and $31 thousand, respectively. During the first nine months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $148 thousand. During the first nine months of 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $109 thousand.

For the nine months ended September 30, 2010, the change in net unrealized losses of $7.2 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity, before income taxes of $1.7 million. For the nine months ended September 30, 2009, the change in net unrealized losses of $813 thousand for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity, before income taxes of $308 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland's variable-rate assets and liabilities. For the nine months ended September 30, 2010, the change in net unrealized losses on cash flow hedges reflects a reclassification of $1.5 million of net unrealized gains from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $1.7 million will be reclassified from accumulated other comprehensive income to interest income or interest expense.

Cash payments received on the collar transactions totaled $1.0 million during the first nine months of 2010 and $1.7 million during the first nine months of 2009.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimation of fair value for financial instruments not recorded at fair value.

Assets

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of $2.5 million of Z tranche mortgage-backed securities.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At September 30, 2010, all of the impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies the impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)

	Total Fair Value
	September 30, 2010	Level 1	Level 2	Level 3
Trading securities	$142	$142	$—	$—
Available-for-sale securities	1,151,319	351,674	796,940	2,705
Derivative assets	—	—	—	—
Total assets at fair value	$1,151,461	$351,816	$796,940	$2,705
Derivative liabilities	$4,639	$—	$4,639	$—
Total liabilities at fair value	$4,639	$—	$4,639	$—

There were no transfers between Levels 1, 2 or 3 during the three- and nine-month periods ended September 30, 2010.

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)

Fair Value
Balance at January 1, 2010	$1,535
Market value appreciation	1,170
Balance at September 30, 2010	$2,705

The table below presents Heartland's assets that are measured at fair value on a nonrecurring basis:

(Dollars in thousands)

	Carrying Value at				Nine Months Ended
	September 30, 2010				September 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$156,204	$—	$—	$156,204	$18,128
OREO	32,408	—	—	32,408	5,591

The table below is a summary of the estimated fair value of Heartland's financial instruments as of September 30, 2010, and December 31, 2009, as defined by ASC 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

(Dollars in thousands)
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$141,702	$141,702	$182,410	$182,410
Trading securities	142	142	695	695
Securities available for sale	1,151,319	1,151,319	1,135,468	1,135,468
Securities held to maturity	59,836	59,302	39,054	37,477
Loans and leases, net of unearned	2,626,171	2,431,973	2,380,312	2,408,506
Derivatives	—	—	2,530	2,530

Financial Liabilities:
Demand deposits	$581,957	$581,957	$460,645	$460,645
Savings deposits	1,572,891	1,572,891	1,554,358	1,554,358
Time deposits	918,795	918,795	1,035,386	1,035,386
Short-term borrowings	196,533	196,533	162,349	162,349
Other borrowings	413,448	398,623	451,429	438,102
Derivatives	4,639	4,639	—	—

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

Allowance For Loan And Lease Losses

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland's earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan-by-loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each subsidiary bank. Specific factors considered by management in establishing the allowance included the following:

•	Heartland has experienced an increase in net charge-offs and nonperforming loans during the past two years.

•	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

•	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at September 30, 2010. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

Management assesses the impairment of identifiable intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review include the following:

•	Significant under-performance relative to expected historical or projected future operating results.

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business.

•	Significant negative industry or economic trends.

•	Significant decline in Heartland's stock price for a sustained period; and market capitalization relative to net book value.

•	For intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

Because of current economic conditions, Heartland continues to monitor goodwill and other intangible assets for impairment indicators throughout the year.

A goodwill impairment charge of $1.6 million was recorded at Rocky Mountain Bank during the third quarter of 2010. This amount represents the correction of a calculation error discovered during the third quarter of 2010 related to the impairment calculation in a valuation performed by an independent third party in the fourth quarter of 2009. After consideration of both quantitative and qualitative factors, management determined the amount was not material to the financial statements for 2009 and thus recorded such amount in the third quarter of 2010.

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

Net income was $6.9 million for the quarter ended September 30, 2010, compared to $3.5 million for the third quarter of 2009. Net income available to common stockholders was $5.6 million, or $0.34 per diluted common share, for the quarter ended September 30, 2010, compared to $2.2 million, or $0.13 per diluted common share, for the third quarter of 2009. Return on average common equity was 8.76 percent and return on average assets was 0.55 percent for the third quarter of 2010, compared to 3.54 percent and 0.22 percent, respectively, for the same quarter in 2009.

Net income for the third quarter of 2010 compared to the third quarter of 2009 was positively affected by increases in net interest income, securities gains and gains on sale of loans, along with a reduction in the provision for loan losses. The effect of these improvements was mitigated by a valuation adjustment on mortgage servicing rights, a goodwill impairment charge and additional writedowns on repossessed assets that were recorded during the third quarter of 2010. Heartland's third quarter 2010 net interest margin was 4.18 percent compared to 4.06 percent for the third quarter of 2009.

Net income recorded for the first nine months of 2010 was $17.3 million, compared to $14.2 million recorded during the first nine months of 2009. Net income available to common stockholders was $13.4 million, or $0.81 per diluted common share, for the nine months ended September 30, 2010, compared to $10.4 million, or $0.64 per diluted common share, earned during the first nine months of 2009. Return on average common equity was 7.32 percent and return on average assets was 0.45 percent for the first nine months of 2010, compared to 5.81 percent and 0.37 percent, respectively, for the same period in 2009.

Growth in net interest income during the first nine months of 2010 compared to the first nine months of 2009, along with reduced provision for loan losses and increases in service charges and trust fees, helped to offset the goodwill impairment charge and decreases in the income associated with residential mortgage loan activity and gains on the sales of securities. For the nine-month periods ended on September 30, Heartland's net interest margin was 4.14 percent during 2010 compared to 3.98 percent during 2009.

At September 30, 2010, total assets had experienced a slight increase of $50.2 million or less than 2 percent annualized since year-end 2009. Securities represented 30 percent of total assets at September 30, 2010, compared to 29 percent of total assets at December 31, 2009.

Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.36 billion at September 30, 2010, compared to $2.33 billion at year-end 2009, an increase of $30.4 million or 2 percent annualized. The loan category experiencing the majority of this growth was commercial and commercial real estate loans, which primarily occurred at Dubuque Bank and Trust Company and Wisconsin Community Bank. The level of nonperforming loans, exclusive of those covered under loss sharing agreements, increased to $85.2 million at September 30, 2010, from $78.1 million at December 31, 2009.

Total deposits were $3.07 billion at September 30, 2010, compared to $3.05 billion at year-end 2009, an increase of $23.3 million or 1 percent annualized. The composition of Heartland's deposits continued to improve during the first nine months of 2010, as demand deposits increased $121.3 million or 35 percent annualized since year-end 2009. Time deposits as a percent of total deposits decreased to 30 percent at September 30, 2010, from 34 percent at year-end 2009.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.18 percent during the third quarter of 2010 compared to 4.06 percent for the third quarter of 2009. For the nine-month periods ended September 30, net interest margin, expressed as a percentage of average earning assets, was 4.14 percent during 2010 and 3.98 percent during 2009. Maintenance of net interest margin near the 4.00 percent level will be more of a challenge going forward as approximately $75.0 million of investments will be maturing or paying down in the next quarter and current reinvestment rates are in the 2.00 percent range.

Net interest income on a tax-equivalent basis totaled $38.0 million during the third quarter of 2010, an increase of $2.2 million or 6 percent from the $35.8 million recorded during the third quarter of 2009. For the first nine months of 2010, net interest income on a tax-equivalent basis was $110.9 million, an increase of $9.5 million or 9 percent from the $101.4 million recorded during the first nine months of 2009. These increases reflect Heartland's success in optimizing the composition of its interest bearing liabilities by de-emphasizing higher cost time deposits, which decreased to 37 percent of total average interest bearing deposits during the third quarter of 2010 from 46 percent during the third quarter of 2009. During the first nine months of 2010, time deposits were 38 percent of total average interest bearing deposits compared to 48 percent during the first nine months of 2009.

On a tax-equivalent basis, interest income in the third quarter of 2010 was $51.5 million compared to $53.0 million in the third quarter of 2009, a decrease of $1.5 million or 3 percent. For the first nine months of 2010, interest income on a tax-equivalent basis was $153.8 million compared to $155.4 million during the same period in 2009, a decrease of $1.6 million or 1 percent. The $106.3 million or 3 percent growth in average earning assets during the third quarter of 2010 and the $172.9 million or 5 percent growth in average earning assets during the first nine months of 2010 compared to the same periods in 2009 was offset by the impact of a decrease in the average interest rate earned on these assets. The composition of average earning assets continued to change as the percentage of loans, which are typically the highest yielding asset, to total average earning assets was 66 percent during the first nine months of 2010 compared to 70 percent during the first nine months of 2009.

Interest expense for the third quarter of 2010 was $13.6 million, a decrease of $3.7 million or 22 percent from $17.3 million in the third quarter of 2009. On a nine-month comparative basis, interest expense decreased $11.1 million or 21 percent to $43.0 million during 2010 from $54.1 million during 2009. Despite an increase in average interest bearing liabilities of $43.2 million or 1 percent for the quarter ended September 30, 2010, as compared to the same quarter in 2009, the average interest rates paid on Heartland's deposits and borrowings declined 51 basis points to 1.74 percent in 2010 from 2.25 percent in 2009. For the nine-month comparative period, average interest bearing liabilities increased $156.2 million or 5 percent while the average interest rate paid on these liabilities was 1.83 percent in 2010 compared to 2.43 percent in 2009, a 60 basis point decrease. The opportunity for continued downward repricing of maturing certificates of deposit has begun to diminish. The amount of certificates of deposit maturing over the next six months is $261.3 million, or 28 percent of total certificates of deposit, at a weighted average rate of 1.26 percent. For the next twelve months, the amount of certificates of deposit maturing is $447.8 million, or 49 percent of total certificates of deposit, at a weighted average rate of 1.77 percent. Additionally, Heartland believes that the rates currently paid on its non-maturity deposits are effectively approaching a floor and that it will have less flexibility to pay lower rates on these deposits in the future.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the quarters ended September 30, 2010 and 2009 (Dollars in thousands)
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$945,261	$8,225	3.45%	$904,721	$10,810	4.74%
Nontaxable (1)	274,819	4,228	6.10	194,621	3,246	6.62
Total securities	1,220,080	12,453	4.05	1,099,342	14,056	5.07
Interest bearing deposits	3,584	1	0.11	4,845	15	1.23
Federal funds sold	960	—	—	179	—	—
Loans and leases:
Commercial and commercial real estate (1)	1,733,120	26,195	6.00	1,716,855	25,399	5.87
Residential mortgage	209,400	2,777	5.26	213,799	3,056	5.67
Agricultural and agricultural real estate (1)	261,640	4,022	6.10	262,241	4,231	6.40
Consumer	221,661	5,051	9.04	233,905	5,134	8.71
Direct financing leases, net	1,320	19	5.71	3,361	48	5.67
Fees on loans	—	1,016	—	—	1,128	—
Less: allowance for loan and lease losses	(48,812)	—	—	(37,920)	—	—
Net loans and leases	2,378,329	39,080	6.52	2,392,241	38,996	6.47
Total earning assets	3,602,953	$51,534	5.67%	3,496,607	$53,067	6.02%
NONEARNING ASSETS	409,154			357,051
TOTAL ASSETS	$4,012,107			$3,853,658
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,546,129	$3,041	0.78%	$1,329,415	$4,690	1.40%
Time, $100,000 and over	282,587	1,808	2.54	366,573	2,655	2.87
Other time deposits	637,516	4,184	2.60	760,816	5,701	2.97
Short-term borrowings	195,298	305	0.62	125,863	154	0.49
Other borrowings	423,212	4,213	3.95	458,835	4,065	3.51
Total interest bearing liabilities	3,084,742	13,551	1.74%	3,041,502	17,265	2.25%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	552,696			455,521
Accrued interest and other liabilities	41,323			33,595
Total noninterest bearing liabilities	594,019			489,116
STOCKHOLDERS' EQUITY	333,346			323,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,012,107			$3,853,658
Net interest income (1)		$37,983			$35,802
Net interest spread (1)			3.93%			3.77%
Net interest income to total earning assets (1)			4.18%			4.06%
Interest bearing liabilities to earning assets	85.62%			86.98%
(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the nine months ended September 30, 2010 and 2009 (Dollars in thousands)
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$950,772	$26,618	3.74%	$852,192	$29,269	4.59%
Nontaxable (1)	256,544	12,033	6.27	177,734	8,845	6.65
Total securities	1,207,316	38,651	4.28	1,029,926	38,114	4.95
Interest bearing deposits	3,662	13	0.47	2,402	18	1.00
Federal funds sold	642	1	0.21	368	1	0.36
Loans and leases:
Commercial and commercial real estate (1)	1,726,399	76,853	5.95	1,695,755	76,633	6.04
Residential mortgage	201,410	7,994	5.31	222,577	9,730	5.84
Agricultural and agricultural real estate (1)	260,237	12,104	6.22	258,528	12,547	6.49
Consumer	226,555	15,054	8.88	231,510	15,145	8.75
Direct financing leases, net	1,729	76	5.88	4,408	176	5.34
Fees on loans	—	3,084	—	—	3,085	—
Less: allowance for loan and lease losses	(46,275)	—	—	(36,676)	—	—
Net loans and leases	2,370,055	115,165	6.50%	2,376,102	117,316	6.60
Total earning assets	3,581,675	$153,830	5.74%	3,408,798	$155,449	6.10%
NONEARNING ASSETS	428,409			349,824
TOTAL ASSETS	$4,010,084			$3,758,622
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,557,363	$10,930	0.94%	$1,219,645	$13,782	1.51%
Time, $100,000 and over	302,643	5,790	2.56	383,783	8,858	3.09
Other time deposits	657,019	13,028	2.65	764,558	18,104	3.17
Short-term borrowings	192,357	830	0.58	146,430	539	0.49
Other borrowings	428,540	12,380	3.86	467,307	12,803	3.66
Total interest bearing liabilities	3,137,922	42,958	1.83%	2,981,723	54,086	2.43%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	511,148			424,336
Accrued interest and other liabilities	36,520			34,202
Total noninterest bearing liabilities	547,668			458,538
STOCKHOLDERS' EQUITY	324,494			318,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,010,084			$3,758,622
Net interest income (1)		$110,872			$101,363
Net interest spread (1)			3.91%			3.67%
Net interest income to total earning assets (1)			4.14%			3.98%
Interest bearing liabilities to earning assets	87.61%			87.47%
(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was $4.8 million for the third quarter of 2010 compared to $11.9 million for the third quarter of 2009. The reduced provision for loan losses during the third quarter of 2010 was primarily the result of additional collateral being provided by the borrowers on two large loan relationships that have been considered impaired. For the first nine months of 2010, the provision for loan losses was $23.6 million compared to $28.6 million for the first nine months of 2009. Additions to the allowance for loan and lease losses during the first two quarters of 2010 were driven by a variety of factors including the continuation of depressed economic conditions and other qualitative factors, primarily in Heartland's Western markets of Arizona and Montana, that have resulted in increased delinquencies, reductions in the appraised values of collateral and downgrades in internal risk ratings of loans, particularly the loans in those geographies.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of September 30, 2010, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The table below shows Heartland's noninterest income for the quarters and nine-months indicated.

(Dollars in thousands)

	Three Months Ended
	September 30, 2010	September 30, 2009	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,665	$3,288	$377	11%
Loan servicing income	1,862	1,756	106	6
Valuation adjustment on mortgage servicing rights	(1,239)	—	(1,239)	—
Trust fees	2,267	1,949	318	16
Brokerage and insurance commissions	739	824	(85)	(10)
Securities gains, net	2,158	1,291	867	67
Gain (loss) on trading account securities, net	18	210	(192)	(91)
Gains on sale of loans	2,394	877	1,517	173
Income on bank owned life insurance	396	297	99	33
Gain on acquisition	—	998	(998)	(100)
Other noninterest income	349	418	(69)	(17)
TOTAL NONINTEREST INCOME	$12,609	$11,908	$701	6%

	Nine Months Ended
	September 30, 2010	September 30, 2009	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$10,363	$9,284	$1,079	12%
Loan servicing income	4,909	7,853	(2,944)	(37)
Valuation adjustment on mortgage servicing rights	(1,239)	—	(1,239)	—
Trust fees	6,778	5,617	1,161	21
Brokerage and insurance commissions	2,236	2,420	(184)	(8)
Securities gains, net	4,664	6,462	(1,798)	(28)
Gain (loss) on trading account securities, net	(198)	272	(470)	(173)
Gains on sale of loans	4,275	4,916	(641)	(13)
Income on bank owned life insurance	1,003	640	363	57
Gain on acquisition	—	998	(998)	(100)
Other noninterest income	1,245	872	373	43
TOTAL NONINTEREST INCOME	$34,036	$39,334	$(5,298)	(13)%

Noninterest income was $12.6 million during the third quarter of 2010 compared to $11.9 million during the third quarter of 2009, an increase of $701 thousand or 6 percent. Contributing to this increase was growth in service charges and fees, trust fees, securities gains and gains on sale of loans. Improvements in these categories were mitigated by a $1.2 million valuation adjustment on mortgage servicing rights recorded during the third quarter of 2010 and a $998 thousand gain on acquisition recorded during the third quarter of 2009. For the first nine months of 2010, noninterest income was $34.0 million compared to $39.3 million during the first nine months of 2009, a decrease of $5.3 million or 13 percent. This decrease was primarily due to reductions in loan servicing income, securities gains and gains on sale of loans. A portion of the decreases in these noninterest income categories was offset by increases in service charges and fees and trust fees. Also negatively affecting noninterest income during the nine-month period ended on September 30, was the $1.2 million valuation adjustment on mortgage servicing rights recorded during the third quarter of 2010 and the $998 thousand gain on acquisition recorded during the third quarter of 2009.

Service charges and fees increased $377 thousand or 11 percent during the quarters under comparison and $1.1 million or 12 percent during the nine-month periods under comparison. Service charges on checking and savings accounts, including overdraft fees, recorded during the third quarter of 2010 were $2.3 million compared to $2.1 million during the third quarter of 2009, an increase of $220 thousand or 10 percent. For the nine months ended on September 30, these same service charges and fees were $6.5 million during 2010 compared to $6.1 million during 2009, an increase of $462 thousand or 8 percent. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts continued at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Despite the implementation of the revisions to Regulation E effective August 1, 2010, Heartland's overdraft fees increased during the quarter as the Heartland subsidiary banks were able to add 7,000 accounts to their overdraft checking product. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.2 million during the third quarter of 2010 compared to $969 thousand during the third quarter of 2009, an increase of $197 thousand or 20 percent. For the nine-month period ended on September 30, this same interchange revenue was $3.3 million during 2010 compared to $2.7 million during 2009, an increase of $625 thousand or 24 percent.

Loan servicing income increased $106 thousand or 6 percent for the quarters under comparison and decreased $2.9 million or 37 percent for the nine-month periods under comparison. Included in loan servicing income is mortgage servicing rights income, which was $1.8 million during the third quarter of 2010 compared to $1.1 million during the third quarter of 2009, and amortization of mortgage servicing rights, which was $1.3 million during the third quarter of 2010 compared to $576 thousand during the third quarter of 2009. For the first nine months of 2010, mortgage servicing rights income was $3.4 million and the amortization of mortgage servicing rights was $2.6 million compared to $7.5 million of mortgage servicing rights income and $3.0 million of amortization of mortgage servicing rights during the first nine months of 2009. These components of loan servicing income increased during the third quarter of 2010 as long-term mortgage loan rates fell to all-time lows during the third quarter of 2010 and resulted in increased residential mortgage loan refinancing activity compared to the third quarter of 2009. In contrast, the volume of mortgage loans originated and sold into the secondary market was at more normal levels during the first two quarters of 2010 but were at the abnormally high levels during the first two quarters of 2009 because of a low interest rate environment, resulting in a decrease in this income during the first nine months of 2010 as compared to 2009.

Also included in loan servicing income are the fees collected for the servicing of mortgage loans for others, which was $778 thousand during the third quarter of 2010 compared to $646 thousand during the third quarter quarter of 2009. For the first nine months of 2010, the fees collected for the servicing of mortgage loans for others was $2.2 million compared to $1.7 million during the same period in 2009. The portfolio of mortgage loans serviced for others by Heartland totaled $1.29 billion at September 30, 2010, compared to $1.08 billion at September 30, 2009.

During the third quarter of 2010, a $1.2 million loss was recorded as a valuation adjustment on mortgage servicing rights. An increase in estimated pre-payment speeds used in the valuation of Heartland's mortgage loan servicing portfolio resulted in the valuation adjustment. Heartland utilizes the services of an independent third-party to perform a valuation analysis of its servicing portfolio each quarter.

Trust fees increased $318 thousand or 16 percent during the third quarter of 2010 compared to the same quarter in 2009 and $1.2 million or 21 percent during the first nine months of 2010 compared to the same nine months in 2009. A large portion of trust fees are based upon the market value of the trust assets, which was $1.88 billion at September 30, 2010, compared to $1.55 billion at September 30, 2009.

Securities gains totaled $2.2 million during the third quarter of 2010 compared to $1.3 million during the third quarter of 2009, an increase of $867 thousand or 67 percent. For the nine-month comparative period, securities gains totaled $4.7 million during 2010 compared to $6.5 million during 2009, a decrease of $1.8 million or 28 percent. There was a higher volume of securities sales during the first two quarters of 2009 as securities designed to outperform in a declining rate environment were sold and replaced with securities that are expected to outperform as rates rise.

Trading securities were responsible for a net gain of $18 thousand during the third quarter of 2010 compared to a net gain of $210 thousand during the third quarter of 2009. For the nine-month period ended on September 30, trading securities experienced a net loss of $198 thousand during 2010 compared to a net gain of $272 thousand during 2009. These changes were driven by overall market conditions.

Gains on sale of loans totaled $2.4 million during the third quarter of 2010 compared to $877 thousand during the third quarter of 2009, an increase of $1.5 million or 173 percent. For the first nine months of 2010, gains on sale of loans totaled $4.3 million compared to $4.9 million for the first nine months of 2009. These gains increased during the third quarter of 2010 compared to the third quarter of 2009 as long-term mortgage loan rates fell to all-time lows during the third quarter of 2010 and resulted in increased refinancing activity on 15- and 30-year, fixed-rate mortgage loans which Heartland normally elects to sell into the secondary market and retain the servicing. For the nine-month period ended September 30, the gains on sale of loans decreased during 2010 when compared to 2009 as the volume of mortgage loans originated and sold into the secondary market was at more normal levels during the first two quarters of 2010 instead of the abnormally high levels created by a low interest rate environment in the first two quarters of 2009.

Income on bank owned life insurance increased $99 thousand or 33 percent during the third quarter of 2010 compared to the same quarter of 2009 and $363 thousand or 57 percent during the first nine months of 2010 compared to the first nine months of 2009. A large portion of Heartland's bank owned life insurance is held in a separate account product that experienced lower yields during 2009.

Other noninterest income totaled $349 thousand during the third quarter of 2010 compared to $418 thousand during the third quarter of 2009. For the nine-month period ended on September 30, other noninterest income totaled $1.2 million during 2010 compared to $872 thousand during 2009. Gains on interest rate hedges totaled $39 thousand during the third quarter of 2010 compared to gains of $211 thousand during the third quarter of 2009. For the first nine months of 2010, gains on interest rate hedges totaled $15 thousand compared to gains of $246 thousand during the first nine months of 2009. See Note 5 to Heartland's consolidated financial statements for further discussion on these derivative transactions. Also affecting other noninterest income during 2010 were payments due from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed on July 2, 2009, in the amount of $64 thousand for the third quarter and $316 thousand for the nine-month period ended on September 30.

Noninterest Expenses

The table below shows Heartland's noninterest expense for the quarters indicated.

(Dollars in thousands)

	Three Months Ended
	September 30, 2010	September 30, 2009	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$15,502	$14,661	$841	6%
Occupancy	2,287	2,221	66	3
Furniture and equipment	1,515	1,594	(79)	(5)
Professional fees	2,621	2,706	(85)	(3)
FDIC insurance assessments	1,331	1,393	(62)	(4)
Advertising	906	740	166	22
Goodwill impairment charge	1,639	—	1,639	—
Intangible assets amortization	149	199	(50)	(25)
Net loss on repossessed assets	4,219	3,680	539	15
Other noninterest expenses	3,277	3,129	148	5
TOTAL NONINTEREST EXPENSES	$33,446	$30,323	$3,123	10%

	Nine Months Ended
	September 30, 2010	September 30, 2009	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$46,499	$46,046	$453	1%
Occupancy	6,782	6,772	10	0
Furniture and equipment	4,561	4,936	(375)	(8)
Professional fees	7,381	7,027	354	5
FDIC insurance assessments	4,135	5,258	(1,123)	(21)
Advertising	2,772	2,272	500	22
Goodwill impairment amortization	1,639	—	1,639	—
Intangible assets amortization	445	668	(223)	(33)
Net loss on repossessed assets	7,919	6,832	1,087	16
Other noninterest expenses	9,789	9,275	514	6
TOTAL NONINTEREST EXPENSES	$91,922	$89,086	$2,836	3%

For the third quarter of 2010, noninterest expense totaled $33.4 million, an increase of $3.1 million or 10 percent from the same period in 2009. This increase was primarily attributable to a goodwill impairment charge, increases in salaries and employee benefits and net losses on repossessed assets. For the nine-month period ended September 30, 2010, noninterest expense was $91.9 million, an increase of $2.8 million or 3 percent over the same nine-month period in 2009. In addition to the goodwill impairment charge recorded during the third quarter of 2010, the other primary contributor to this increase was additional net losses on repossessed assets.

The largest component of noninterest expense, salaries and employee benefits, increased $841 thousand or 6 percent during the third quarter of 2010 compared to the third quarter of 2009 as compensation was marginally increased for many Heartland employees whose salaries had been frozen during the previous year. For the nine-month comparative period, salaries and employee benefits increased $453 thousand or 1 percent. Full-time equivalent employees totaled 1,027 on September 30, 2010, compared to 1,001 at September 30, 2009.

FDIC insurance assessments totaled $1.3 million during the third quarter of 2010 compared to $1.4 million during the third quarter of 2009, a decrease of $62 thousand or 4 percent. For the nine-month period ended September 30, 2010, FDIC insurance assessments were $4.1 million compared to $5.2 million during the first nine months of 2009, a decrease of $1.1 million or 21 percent. Included in the FDIC insurance assessments recorded during the second quarter of 2009 was $1.7 million for an emergency special assessment. The FDIC insurance assessment rate changed from a range of 10 to 14 basis points to a range of 12 to 16 basis points beginning in the second quarter of 2009.

Advertising expense increased $166 thousand or 22 percent during the third quarter of 2010 compared to the same quarter of 2009. On a nine-month comparative basis, advertising expense increased $500 thousand or 22 percent during 2010 as compared to 2009. During 2010, Heartland engaged a third party service provider to redesign the websites for its ten bank subsidiaries.

A goodwill impairment charge of $1.6 million was recorded at Rocky Mountain Bank during the third quarter of 2010. This amount represents the correction of a calculation error discovered during the third quarter of 2010 related to the impairment calculation in a valuation performed by an independent third party in the fourth quarter of 2009. After consideration of both quantitative and qualitative factors, management determined the amount was not material to the financial statements for 2009 and thus recorded such amount in the third quarter of 2010.

Net loss on repossessed assets totaled $4.2 million during the third quarter of 2010 compared to $3.7 million during the third quarter of 2009. For the nine-month period ended on September 30, net losses on repossessed assets totaled $7.9 million during 2010 compared to $6.8 million during 2009. A majority of these losses resulted from valuation adjustments due to continued reductions in real estate values, particularly in Heartland's Phoenix, Arizona and Bozeman, Montana markets.

Income Taxes

Heartland's effective tax rate was 32.65 percent for the first nine months of 2010 compared to 27.61 percent for the first nine months of 2009. Excluding the non-deductible goodwill impairment charge, Heartland's effective tax rate was 30.69 percent for the first nine months of 2010. Heartland's effective tax rate is affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 26.44 percent during the first nine months of 2010 compared to 31.38 percent during the first nine months of 2009. The tax-equivalent adjustment for this tax-exempt interest income was $3.7 million during the first nine months of 2010 compared to $3.3 million during the same nine months in 2009.

FINANCIAL CONDITION

At September 30, 2010, total assets had experienced a slight increase of $50.2 million or less than 2 percent annualized since year-end 2009.

Lending Activities

Total loans and leases, exclusive of those covered by the FDIC loss share agreements, were $2.36 billion at September 30, 2010, compared to $2.33 billion at year-end 2009, an increase of $30.4 million or 2 percent annualized. Total loans and leases decreased $24.2 million during the third quarter of 2010 compared to increases of $16.5 million during the second quarter of 2010 and $38.1 million during the first quarter of 2010. The loan category experiencing the majority of the growth during the first nine months of 2010 was commercial and commercial real estate loans, which totaled $1.71 billion at September 30, 2010, an increase of $44.5 million or 4 percent annualized since year-end 2009. This growth occurred at Dubuque Bank and Trust Company, Wisconsin Community Bank, Riverside Community Bank and New Mexico Bank & Trust.

The table below presents the composition of the loan portfolio as of September 30, 2010, and December 31, 2009.

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Loans and leases held to maturity:
Commercial and commercial real estate	$1,714,592	72.45%	$1,670,108	71.50%
Residential mortgage	170,543	7.21	175,059	7.49
Agricultural and agricultural real estate	260,393	11.00	256,780	10.99
Consumer	219,731	9.29	231,709	9.92
Lease financing, net	1,233	0.05	2,326	0.10
Gross loans and leases held to maturity	2,366,492	100.00%	2,335,982	100.00%
Unearned discount	(2,537)		(2,491)
Deferred loan fees	(2,388)		(2,349)
Total loans and leases held to maturity	2,361,567		2,331,142
Loans covered under loss share agreements:
Commercial and commercial real estate	$11,703	49.68%	$15,068	47.29%
Residential mortgage	6,545	27.78	8,984	28.20
Agricultural and agricultural real estate	2,807	11.92	3,626	11.38
Consumer	2,502	10.62	4,182	13.13
Total loans covered under loss share agreements	23,557	100.00%	31,860	100.00%
Allowance for loan and lease losses	(44,732)		(41,848)
Loans and Leases, net	$2,340,392		$2,321,154

Loans and leases secured by real estate, either fully or partially, totaled $1.74 billion or 72 percent of total loans and leases at September 30, 2010. Of the non-farm, nonresidential loans, 58 percent are owner occupied. The largest categories within Heartland's real estate secured loans at September 30, 2010, are listed below:

(Dollars in thousands)

Residential real estate, excluding residential construction and residential lot loans	$423,441
Agriculture	199,256
Industrial, manufacturing, business and commercial	185,110
Land development and lots	176,036
Retail	159,970
Office	126,640
Hotel, resort and hospitality	98,739
Warehousing	68,497
Multi-family	59,758
Food and beverage	67,047
Residential construction	41,973

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

The allowance for loan and lease losses at September 30, 2010, was 1.89 percent of loans and leases and 52.51 percent of nonperforming loans compared to 1.80 percent of loans and leases and 53.56 percent of nonperforming loans at December 31, 2009, and 1.78 percent of loans and leases and 50.31 percent of nonperforming loans at September 30, 2009. Additions to the allowance for loan and lease losses during the first nine months of 2010 were driven by a variety of factors including the continuation of depressed economic conditions, primarily in Heartland's Western markets of Arizona and Montana, that have resulted in increased delinquencies, reductions in the appraised values of collateral and downgrades in internal risk ratings of loans, including particularly the loans in those geographies.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $85.2 million or 3.61 percent of total loans and leases at September 30, 2010, compared to $78.1 million or 3.35 percent of total loans and leases at December 31, 2009, and $84.0 million or 3.55 percent of total loans and leases at September 30, 2009. Approximately 65 percent, or $55.2 million, of Heartland's nonperforming loans are to 23 borrowers, with $26.9 million originated by Rocky Mountain Bank, $11.3 million originated by Summit Bank & Trust, $6.7 million originated by Wisconsin Community Bank, $5.1 million originated by Arizona Bank & Trust, $3.6 million originated by New Mexico Bank & Trust and $1.6 million originated by Riverside Community Bank. The portion of Heartland's nonperforming loans covered by government guarantees was $3.3 million at September 30, 2010. The industry breakdown for these nonperforming loans as identified using the North American Industry Classification System (NAICS) was $15.2 million lot and land development, $14.2 million lessors of real estate, $7.6 million other activities related to real estate and $6.9 million construction and development. The remaining $11.3 million was distributed among six other industries. Collection efforts in the last quarter of 2010 are expected to result in a reduction of approximately $24.0 million of nonperforming loans, with $18.0 million moving to other real estate owned.

Other real estate owned, exclusive of assets covered under the loss sharing agreements, was $32.1 million at September 30, 2010, compared to $30.2 million at December 31, 2009, and $32.6 million at September 30, 2009. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues with its plans to market these properties through an orderly liquidation process instead of a quick liquidation process that would likely result in discounts greater than the projected carrying costs. As a result of continued collection activities, it is likely that other real estate owned will rise during the fourth quarter of 2010. Commercial and agricultural real estate makes up $30.5 million or 94 percent of Heartland's total other real estate owned.

Net charge-offs on loans not covered by loss share agreements during the third quarter of 2010 were $8.4 million compared to $6.9 million during the third quarter of 2009. For the nine-month period ended on September 30, net charge-offs not covered by loss share agreements were $20.4 million in 2010 and $22.0 million in 2009. A large portion of the net charge-offs in both years was related to commercial real estate development loans and residential lot loans.

Delinquencies in each of the loan portfolios continues to be well managed and no significant adverse trends have been identified. Loans delinquent between 30 and 90 days as a percent of total loans were 1.65 percent at September 30, 2010, compared to 0.61 percent at June 30, 2010, 1.22 percent at March 31, 2010, and 1.22 percent at December 31, 2009. The majority of the increase in the third quarter of 2010 was attributed to six credits, of which half returned to current status during the month of October.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2010	2009

Balance at beginning of period	$41,848	$35,651
Provision for loan and lease losses	23,648	28,602
Recoveries on loans and leases previously charged off	1,708	1,513
Charge-offs on loans and leases not covered by loss share agreements	(22,119)	(23,506)
Charge-offs on loans and leases covered by loss share agreements	(353)	—
Balance at end of period	$44,732	$42,260
Annualized ratio of net charge offs to average loans and leases	1.15%	1.22%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	As of September 30,		As of December 31,
	2010	2009	2009	2008
Not covered under loss share agreements:
Nonaccrual loans and leases	$85,190	$78,940	$78,118	$76,953
Loan and leases contractually past due 90 days or more	—	5,063	17	1,005
Total nonperforming loans and leases	85,190	84,003	78,135	77,958
Other real estate	32,129	32,643	30,205	11,750
Other repossessed assets	492	565	501	1,484
Total nonperforming assets not covered under loss share agreements	$117,811	$117,211	$108,841	$91,192
Covered under loss share agreements:
Nonaccrual loans and leases	$5,330	4,102	$4,170	—
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	5,330	4,102	4,170	—
Other real estate	279	599	363	—
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$5,609	$4,701	$4,533	—
Restructured loans (1)	$29,244	—	$46,656	—
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	3.61%	3.55%	3.35%	3.24%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	4.92%	4.88%	4.61%	3.77%
Nonperforming assets not covered under loss share agreements to total assets	2.90%	3.02%	2.71%	2.51%
(1) Represents accruing restructured loans performing according to their restructured terms.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 30 percent of total assets at September 30 and June 30, 2010, 31 percent at March 31, 2010, and 29 percent at December 31, 2009. Total available for sale securities as of September 30, 2010, were $1.15 billion, an increase of $15.9 million or 2 percent annualized from $1.14 billion at December 31, 2009. Securities available for sale decreased by $15.3 million or 2 percent annualized during the third quarter of 2010 and $18.8 million or 6 percent annualized during the second quarter of 2010 compared to an increase of $50.0 million or 18 percent annualized during the first quarter of 2010. A portion of the maturities and paydowns on the securities was used to fund loan growth, primarily during the second quarter of 2010.

The table below presents the composition of the securities portfolio by major category as of September 30, 2010, and December 31, 2009. The composition of the securities portfolio shifted from an emphasis in mortgage-backed securities to U.S. government corporations and agencies as the spread on mortgage-backed securities narrowed in comparison to government agency securities. The percentage of mortgage-backed securities was 44 percent at September 30, 2010, compared to 53 percent at year-end 2009. Nearly 80 percent of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises as of September 30, 2010.

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$351,674	29.04%	$279,441	23.78%
Mortgage-backed securities	528,731	43.65	623,949	53.09
Obligation of states and political subdivisions	294,385	24.30	238,893	20.33
Other securities	36,507	3.01	32,934	2.80
Total securities	$1,211,297	100.00%	$1,175,217	100.00%

Deposits And Borrowed Funds

Total deposits were $3.07 billion at September 30, 2010, compared to $3.05 billion at year-end 2009, an increase of $23.3 million or 1 percent annualized. Total deposits increased $57.5 million during the third quarter of 2010 compared to a decrease of $21.2 million during the second quarter of 2010 and a decrease of $13.0 million during the first quarter of 2010. The composition of Heartland's deposits continued to improve during the first nine months of 2010, as demand deposits increased $121.3 million or 35 percent annualized. This growth was distributed throughout the first nine months of 2010 at $44.5 million during the third quarter, $47.6 million during the second quarter and $29.2 million during the first quarter. Savings deposits grew $18.5 million or 2 percent annualized since year-end 2009. For the year 2010, savings deposits increased $20.3 million during the third quarter, decreased $19.3 million during the second quarter and increased $17.5 million during the first quarter. Conversely, time deposits, exclusive of brokered deposits, experienced a decrease of $112.1 million or 15 percent annualized since year-end 2009. This decrease was distributed throughout 2010 at $7.3 million during the third quarter, $49.6 million during the second quarter and $55.2 million during the first quarter. At September 30, 2010, brokered time deposits totaled $37.3 million or 1 percent of total deposits compared to $41.8 million or 1 percent of total deposits at year-end 2009. As a percentage of total deposits, time deposits decreased to 30 percent at September 30, 2010, from 34 percent at year-end 2009.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of September 30, 2010, the amount of short-term borrowings was $196.5 million compared to $162.3 million at year-end 2009, an increase of $34.2 million or 21 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $165.0 million at September 30, 2010, compared to $145.6 million at year-end 2009.

Also included in short-term borrowings is the revolving credit line Heartland has with an unaffiliated bank, primarily to provide working capital to Heartland. This credit line may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland, the primary purpose of which is to hold and manage certain nonperforming loans and assets to allow the liquidation of those assets at a time that is more economically advantageous. Under this unsecured revolving credit line, Heartland may borrow up to $15.0 million at any one time. At September 30, 2010, and December 31, 2009, $15.0 and $5.0 million, respectively, was outstanding on this revolving credit line.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of September 30, 2010, the amount of other borrowings was $413.4 million, a decrease of $38.0 million or 8 percent since year-end 2009. Other borrowings include structured wholesale repurchase agreements, which totaled $135.0 million at September 30, 2010, and December 31, 2009. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of September 30, 2010, is as follows:

(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of Sept. 30, 2010(1)	Maturity Date	Callable Date
$5,000	8/7/2000	10.60%	10.60%	9/7/2030	12/7/2010
20,000	10/10/2003	8.25%	8.25%	10/10/2033	12/30/2010
25,000	3/17/2004	2.75% over Libor	3.04%(2)	3/17/2034	12/17/2010
20,000	1/31/2006	1.33% over Libor	1.86%(3)	4/7/2036	4/7/2011
20,000	6/21/2007	6.75%	6.75%	9/15/2037	6/15/2012
20,000	6/26/2007	1.48% over Libor	1.78%(4)	9/1/2037	9/1/2012
$110,000

(1)
Effective weighted average interest rate as of September 30, 2010, was 6.13% due to interest rate swap transactions on the variable rate securities as discussed in Note 6 to Heartland's consolidated financial statements.

(2)	Effective interest rate as of September 30, 2010, was 5.33% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.

(3)	Effective interest rate as of September 30, 2010, was 4.69% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.

(4)	Effective interest rate as of September 30, 2010, was 4.70% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.

Also in other borrowings are the bank subsidiaries' borrowings from the FHLB. All of the bank subsidiaries, except for Heartland's most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at September 30, 2010, totaled $160.8 million, a decrease of $38.3 million or 19 percent from the $199.1 million of FHLB borrowing at December 31, 2009. Total FHLB borrowings at September 30, 2010, had an average rate of 2.97 percent and an average maturity of 3.77 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 3.40 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2010, and December 31, 2009, commitments to extend credit aggregated $566.2 million and $603.4 million, and standby letters of credit aggregated $37.5 million and $26.7 million, respectively.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios (1)
Tier 1 capital	$396,731	13.84%	$380,334	13.53%
Tier 1 capital minimum requirement	114,675	4.00%	112,471	4.00%
Excess	$282,056	9.84%	$267,863	9.53%
Total capital	$440,931	15.38%	$427,523	15.20%
Total capital minimum requirement	229,350	8.00%	224,943	8.00%
Excess	$211,581	7.38%	$202,580	7.20%
Total risk-adjusted assets	$2,866,875		$2,811,782
Leverage Capital Ratios (2)
Tier 1 capital	$396,731	9.96%	$380,334	9.64%
Tier 1 capital minimum requirement (3)	159,388	4.00%	157,830	4.00%
Excess	$237,343	5.96%	$222,504	5.64%
Average adjusted assets (less goodwill and other intangible assets)	$3,984,710		$3,945,757

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

Total cash provided by operating activities was $72.8 million during the first nine months of 2010 compared to $45.0 million during the first nine months of 2009.

Investing activities used cash of $125.7 million during the first nine months of 2010 compared to $176.2 million during the first nine months of 2009. The proceeds from securities sales, paydowns and maturities was $521.1 million during the first nine months of 2010 compared to $367.0 million during the first nine months of 2009. Purchases of securities used cash of $534.8 million during the first nine months of 2010 while $539.4 million was used for securities purchases during the first nine months of 2009. Net loans and leases experienced an increase of $110.6 million during the first nine months of 2010 compared to an increase of $21.7 million during the first nine months of 2009.

Financing activities provided cash of $12.2 million during the first nine months of 2010 compared to $162.4 million during the first nine months of 2009. There was a net decrease in deposit accounts of $23.3 million during the first nine months of 2010 compared to an increase of $254.5 million during the same nine months of 2009. Activity in short-term borrowings provided cash of $34.2 million during the first nine months of 2010 compared to using cash of $104.7 million during the first nine months of 2009. Cash proceeds from other borrowings were $518 thousand during the first nine months of 2010 compared to $55.1 million during the first nine months of 2009. Repayment of other borrowings used cash of $38.5 million during the first nine months of 2010 compared to $35.5 million during the first nine months of 2009.

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

At September 30, 2010, Heartland's revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $15.0 million, of which $15.0 million had been borrowed. This credit agreement contains specific covenants, with which Heartland was in compliance on September 30, 2010.

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

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2010, and 2009, provided the following results:

	2010		2009
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$136,246	0.43%	$137,541	0.34%
Base	$135,669		$137,080
Up 200 Basis Points	$131,866	(2.80)%	$133,469	(2.63)%

Year 2
Down 100 Basis Points	$131,894	(2.78)%	$134,178	(2.12)%
Base	$134,526	(0.84)%	$137,026	(0.04)%
Up 200 Basis Points	$133,993	(1.24)%	$137,239	0.12%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $142 thousand at September 30, 2010, and $695 thousand at December 31, 2009, and in both cases was less than 1 percent of total assets.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2010, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

During the first quarter of 2010, a new methodology, including the installation of new software, was implemented for the calculation of the allowance for loan and lease losses. Management monitored these transition activities, including periodic reporting to the Audit Committee. No material internal control issues were encountered. There were no other significant changes to Heartland's disclosure controls or internal controls over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

ITEM 5. OTHER INFORMATION

Heartland issued $11.0 million principal amount of its Senior Notes in late October 2010 in two private transactions, and may issue up to an aggregate of $39.0 million principal amount of additional Senior Notes prior to December 1, 2010. The Senior Notes are unsecured, bear interest at 5% per annum payable quarterly, and mature on December 1, 2015.

ITEM 6. EXHIBITS

Exhibits

10.1	Promissory note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of September 28, 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Dated: November 9, 2010