Form 10-K
period 2010-12-31
HEARTLAND FINANCIAL USA INC
filed 2011-03-16
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes * No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes * No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No *

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes *  No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. *

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer * Accelerated filer ☑ Non-accelerated filer * Smaller reporting company *
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes *  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $250,015,762.

As of March 15, 2011, the Registrant had issued and outstanding 16,418,228 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.
HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report

PART I.

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA") that was originally formed in the State of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Headquartered in Dubuque, Iowa, Heartland has ten bank subsidiaries in the States of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota, (collectively, the "Bank Subsidiaries"). All ten Bank Subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank Subsidiaries listed below operate a total of 61 banking locations:

•
Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., a partner in low-income housing and historic rehabilitation projects.

•	Galena State Bank & Trust Co., Galena, Illinois, is chartered under the laws of the State of Illinois.

•	First Community Bank, Keokuk, Iowa, is chartered under the laws of the State of Iowa.

•	Riverside Community Bank, Rockford, Illinois, is chartered under the laws of the State of Illinois.

•	Wisconsin Community Bank, Madison, Wisconsin, is chartered under the laws of the State of Wisconsin.

•	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the State of New Mexico.

•	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the State of Montana.

•	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the State of Arizona.

•	Summit Bank & Trust, Broomfield, Colorado, is chartered under the laws of the State of Colorado.

•	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the State of Minnesota.

Heartland has two active non-bank subsidiaries as listed below:

•	Citizens Finance Co. is a consumer finance company with offices in Iowa, Illinois and Wisconsin.

•	Heartland Community Development Inc. is a property management company with a primary purpose of holding and managing certain nonperforming assets acquired from the Bank Subsidiaries.

In addition, Heartland has issued trust preferred securities through six special purpose trust subsidiaries formed for the purpose of offering the cumulative capital securities, including Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII and Rocky Mountain Statutory Trust I.

Heartland’s subsidiaries are wholly owned, except for Summit Bank & Trust, of which Heartland owned 87% of the capital stock on December 31, 2010, and Minnesota Bank & Trust, of which Heartland owned 80% of the capital stock on December 31, 2010.

At December 31, 2010, Heartland had total assets of $4.0 billion, total loans of $2.3 billion and total deposits of $3.0 billion. Heartland’s total capital as of December 31, 2010, was $329.1 million. Net income available to common stockholders for 2010 was $18.6 million.

On December 29, 2010, we announced our intention to combine the state banking charter of First Community Bank, a subsidiary located in Keokuk, Iowa, with Dubuque Bank and Trust Company, our flagship bank headquartered in Dubuque, Iowa. This consolidation of charters was driven by the opportunity to realize efficiencies in operating costs, audit fees, regulatory examinations and insurance premiums. Both banks currently exceed all regulatory capital requirements and Dubuque Bank and Trust Company will continue to be “well capitalized” after the consolidation. We do not expect the consolidation to impact customer service at First Community Bank and all insured deposit accounts will continue to have the benefit of FDIC insurance coverage to the maximum extent permitted. The consolidation is planned for the second quarter of 2011.

The principal business of our Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. Both our loans and our deposits are generated primarily in the communities we serve through strong banking and community relationships, and management that is locally active. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, market pricing, convenience and high-touch service. Our Bank Subsidiaries provide full service commercial and retail banking in their communities. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity and lines of credit.

We supplement the local services of our Bank Subsidiaries with a full complement of ancillary services, including trust and wealth management services, investment services and insurance services and provide convenient client access to account information and electronic banking services through business and personal online banking, remote deposit capture, treasury management services, VISA debit cards and automated teller machines.

Operating Strategy

Heartland’s operating strategy is to maximize the benefits of a commercial banking model by:

1.	Creating strong community ties through local bank delivery.

•	Deeply rooted local leadership and boards

•	Local community knowledge and relationships

•	Local decision-making

•	Independent charters

•	Locally recognized brands

•	Commitment to an exceptional customer experience

2.	Providing extensive resources to increase revenue.

•	Full range of commercial products, including government guaranteed lending and treasury management services

•	Convenient and competitive retail products and services

•	Extensive menu of wealth management, investment services, insurance, leasing, mortgage and consumer finance

•	Unique approach to consultative relationship building

•	Assistance with management of funding costs

3.	Centralizing back-office operations for efficiency.

•	Leverage expertise across all Bank Subsidiaries

•	Leading edge technology for account processing and delivery systems

•	Efficient back-office support for loan processing and deposit operations

•	Centralized loan underwriting and collections

•	Centralized loss management and risk analysis

We believe the personal and professional service offered to customers provides an appealing alternative to the "megabanks" resulting from mergers and acquisitions in the financial services industry. While we employ a community banking philosophy, we believe our size, combined with a complete line of financial products and services, is sufficient to effectively compete in its respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. Although each of our subsidiaries operates under the direction of its own board of directors, we have standard operating policies regarding asset/liability management, liquidity management, investment management, lending and deposit structure management.

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. We have established ownership guidelines for executive management and have made an employee stock purchase plan available to employees since 1996. As of December 31, 2010, employees, officers, and directors owned approximately 35% of Heartland’s outstanding common stock.

We maintain a strong community commitment by supporting the active participation of our employees, officers and board members in local charitable, civic, school, religious and community development activities.

Acquisition and Expansion Strategy

Our primary strategies are to increase profitability and diversify our market area and asset base by expanding existing subsidiaries through acquisitions and to grow organically by increasing our customer base in the markets we serve. In the current environment, we are seeking opportunities for growth through both FDIC facilitated acquisitions and non-assisted transactions. Although we are focused on opportunities in our current markets and near adjacent markets, we would consider acquisitions in a new market if it fits our business model and would be immediately additive to earnings. We typically consider acquisitions of established financial services organizations, primarily commercial banks or thrifts. We have also formed de novo banking institutions in locations determined to have market potential and management with banking expertise and a philosophy similar to our own philosophy.

We have focused on markets with growth potential in the Midwestern and Western regions of the United States. In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation, followed with a second location in 2004 and a third location in 2005. In 2006, Arizona Bank & Trust expanded by acquiring Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona. We opened a sixth location in 2007.

We acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank in June 2004. Headquartered in Billings, Montana, Rocky Mountain Bank has nine branch locations throughout the state.

In November 2006, we opened Summit Bank & Trust, a de novo banking operation in Broomfield, Colorado. Like some of our earlier de novo banks, Heartland provided 80% of the $15.0 million initial capital and the remaining 20% was provided by a group of local investors. In 2007, Summit Bank & Trust opened two additional locations.

One of Heartland’s strategic goals is to expand its presence in the Western markets to 50% of its total assets, thereby balancing the growth in its Western markets with the stability of the Midwestern markets. As of December 31, 2010, Heartland had approximately 41% of its assets in Western markets.

In April 2008, we opened Minnesota Bank & Trust in Edina, Minnesota. The capital structure of Minnesota Bank & Trust was very similar to that used with our other de novo banks. Heartland provided 80% of the $16.5 million initial capital and the remaining 20% was provided by a group of local investors.

In July 2009, Galena State Bank & Trust Co. acquired the deposits of The Elizabeth State Bank in Elizabeth, Illinois in a whole bank with loss sharing transaction facilitated by the FDIC. In addition to assuming all of the deposits of the failed bank, Galena State Bank & Trust Co. purchased $53.6 million of assets.

Lending Activities

General

The Bank Subsidiaries provide a range of commercial and retail lending services to businesses and individuals. These credit activities include agricultural, commercial, residential and consumer loans.

The Bank Subsidiaries market their services to qualified lending customers. Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the Bank Subsidiaries' respective business communities. Through professional service, competitive pricing and innovative structure, the Bank Subsidiaries have been successful in attracting new lending customers. Heartland also actively pursues consumer lending opportunities. With convenient locations, advertising and customer communications, the Bank Subsidiaries have been successful in capitalizing on the credit needs of their market areas.

Commercial Loans

The Bank Subsidiaries have a strong commercial loan base generated primarily through contacts and relationships in the communities they serve. The current portfolios of the Bank Subsidiaries reflect the businesses in those communities and include a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years.

Many of the businesses in the communities we serve are small to mid-sized businesses, and commercial lending to small businesses has been, and continues to be an emphasis for our Bank Subsidiaries. Wisconsin Community Bank, Rocky Mountain Bank and New Mexico Bank & Trust are each designated as a Preferred Lender by the U.S. Small Business Administration (SBA). These three banks, along with Riverside Community Bank, are also designated as SBA Express Lenders. Additionally, Wisconsin Community Bank has been granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program and, in combination with our other Bank Subsidiaries, was the fourth largest lender in the nation for this program during 2010. We believe that these guaranteed loans help the communities in which we operate and provide us with a source of income and solid future lending relationships with local businesses as they grow and prosper.

Our commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. We value the collateral for most of these loans and leases based upon its liquidation value and require personal guarantees in some instances. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value.

In order to limit underwriting risk, we attempt to ensure that all loan personnel are well trained. We use the RMA Diagnostic Assessment in assessing the credit skills and training needs for our credit personnel and have developed specific individualized training. All new lending personnel are expected to complete a similar diagnostic training program. We assist all of the commercial and agricultural lenders of our Bank Subsidiaries in the analysis and underwriting of credit through centralized staff in the credit administration department.

Although the lending personnel of our Bank Subsidiaries report to their respective board of directors each month, we use an internal loan review function to analyze credits of our Bank Subsidiaries and provide periodic reports to those boards of directors. We have attempted to identify problem loans at an early date and to aggressively seek resolution of these situations.

The downturn in the overall economy has negatively impacted Heartland’s overall asset quality since 2008. In response, we have developed an internal Special Assets group to focus on resolving problem assets. All commercial or agricultural loans in a default or workout status are assigned to the Special Assets group. Special Assets personnel are also responsible for marketing repossessed properties and meet with representatives from each bank on a monthly basis.

Agricultural Loans

Agricultural loans are emphasized by those Bank Subsidiaries with operations in and around rural markets, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank’s Monroe banking center and New Mexico Bank & Trust’s Clovis banking offices. Dubuque Bank and Trust Company is one of the largest agricultural lenders in the State of Iowa. Agricultural loans constituted approximately 11% of our total loan portfolio at December 31, 2010. In making agricultural loans, we have policies designating a primary lending area for each Bank Subsidiary, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.

In underwriting agricultural loans, the lending personnel of our Bank Subsidiaries work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. The Bank Subsidiaries also work closely with governmental agencies, including the Farm Services Agency, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for the Bank Subsidiaries as each of them continues to build its residential real estate lending business. As long-term interest rates have remained at relatively low levels during the past several years, many customers elected mortgage loans that are fixed rate with fifteen or thirty year maturities. We usually sell these loans into the secondary market and retain servicing on the loans sold to Fannie Mae. We believe that mortgage servicing on sold loans provides a relatively steady source of fee income compared to fees generated solely from mortgage origination operations.

Moreover, the retention of servicing provides an opportunity to maintain regular contact with mortgage loan customers. At December 31, 2010, total residential real estate mortgage loans serviced for others totaled $1.40 billion.

As with agricultural and commercial loans, we encourage the Bank Subsidiaries to participate in lending programs sponsored by U.S. government agencies when justified by market conditions. Veterans Administration and Federal Home Administration loans are offered at all of the Bank Subsidiaries.

Late in 2010, we announced a significant addition to our residential mortgage lending capabilities with the hiring of a mortgage banking team of professionals and executives in the Phoenix, Arizona market. Operating under the brand, National Residential Mortgage, the unit had previously operated as a profitable division of a recently-failed thrift. The unit is now offering mortgage lending services at Arizona Bank & Trust, New Mexico Bank & Trust and Summit Bank & Trust, with planned expansion into other Heartland and non-Heartland markets likely over time. Administrative and back office support for these operations will be performed within a division of our lead bank, Dubuque Bank and Trust Company.

Consumer Lending

The consumer lending departments of our Bank Subsidiaries provide a broad array of consumer loans, including motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Our consumer finance subsidiary, Citizens Finance Co., specializes in consumer lending and currently serves the consumer credit needs of approximately 8,700 customers from its offices in Iowa, Illinois and Wisconsin. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust and Minnesota Bank & Trust offer trust and investment services in their respective communities. In those markets which do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2010, total Heartland trust assets were $2.0 billion, the vast majority of which were assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations.

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

Heartland has formed a strategic alliance with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities offices at all of the Bank Subsidiaries. Through LPL Financial, Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans and insurance products. A complete line of vehicle, property and casualty, life and disability insurance is also offered by Heartland through DB&T Insurance.

B.      MARKET AREAS

Dubuque Bank and Trust Company

Dubuque Bank and Trust Company is located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois and Wisconsin. Based upon the results of the 2010 census, the city of Dubuque had a total population of 57,637 and Dubuque County had a total population of 93,653.

The principal office of Heartland and Dubuque Bank and Trust Company’s main office currently occupy the same building.

Heartland’s operations center is located directly across the street from Dubuque Bank and Trust Company’s main office. In addition to its main banking office, Dubuque Bank and Trust Company operates seven branch offices, all of which are located in Dubuque County. As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization.

The administrative and back office support for National Residential Mortgage, the brand name used by us for mortgage lending services at some of our Bank Subsidiaries, operates as a division of Dubuque Bank and Trust Company from an office facility in Phoenix, Arizona.

Galena State Bank & Trust Co.

Galena State Bank & Trust Co.'s main office is in Galena, Illinois, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena State Bank & Trust Co. also operates a second office in Galena, Illinois, an office in Stockton, Illinois, and an office in Elizabeth, Illinois. The four offices are located in Jo Daviess County, which has a population of 22,678, according to the 2010 census.

First Community Bank

First Community Bank’s main office is in Keokuk, Iowa, which is located in the southeast corner of Iowa near the borders of Iowa, Missouri and Illinois. First Community Bank operates a second office in Keokuk and another office in Carthage, Illinois. These offices serve customers in the tri-county region of Lee County, Iowa; Hancock County, Illinois; and Clark County, Missouri. According to the 2010 census, the population of Keokuk, primarily an industrial community, is 10,780 and the population of Lee County is 35,862. To increase efficiency, we intend to combine the First Community Bank charter with the Dubuque Bank and Trust Company charter during the second quarter of 2011.

Riverside Community Bank

Riverside Community Bank is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County. In addition to its main banking office, Riverside Community Bank has three branch offices, all of which are located in the Winnebago County area. Based on the 2010 census, the county had a population of 295,266, and the city of Rockford had a population of 152,871.

Wisconsin Community Bank

Wisconsin Community Bank’s main office is located in Madison, Wisconsin, in Dane County. The bank operates three branch offices in the Madison suburbs as well as one branch office in Monroe, Illinois. Dane County has a population of approximately 491,000 and the population of Madison is estimated at 223,000. The city of Monroe is approximately 50 miles southwest of Madison in Green County. Wisconsin Community Bank also has an office in the cities of Sheboygan and DePere, Wisconsin, that operate under the name of Heartland Business Bank. Sheboygan and DePere are located in the northeastern Wisconsin counties of Sheboygan and Brown, respectively.

New Mexico Bank & Trust

New Mexico Bank & Trust operates ten offices in or around Albuquerque, New Mexico, four offices in and around Clovis, New Mexico, and two offices in Santa Fe, New Mexico. Located in Bernalillo County, Albuquerque has a population of approximately 505,000. Clovis, the county seat for Curry County, is located approximately 220 miles east of Albuquerque, 100 miles northwest of Lubbock, Texas, and 105 miles southwest of Amarillo, Texas, and has a population of approximately 32,000. Santa Fe, located in Santa Fe County, has a population of approximately 62,000.

Arizona Bank & Trust

Arizona Bank & Trust currently operates six offices in Arizona, including the main office in Phoenix, one in Mesa, one in Tempe, one in Gilbert and two in Chandler. These cities are all located in the Phoenix metropolitan area within Maricopa County. The U.S. Census Bureau estimates the population of the Phoenix metro area at approximately 4,300,000 as of 2009, an increase of 34% since 2000.

Rocky Mountain Bank

Rocky Mountain Bank operates from nine locations throughout the State of Montana. Rocky Mountain Bank’s main office and a second office are in Billings, which is the state’s largest city and an agricultural, retail and business center. Billings is also the county seat of Yellowstone County, which has a population of approximately 145,000 and the city has a population of approximately 100,000. The bank has one office in northeastern Montana in the city of Plentywood. Its remaining six offices are spread throughout the western corridor of Montana in the cities of Bozeman, Bigfork, Kalispell, Plains, Stevensville and Whitehall.

Summit Bank & Trust

The main facility for Summit Bank & Trust is in Broomfield, Colorado. The city and county of Broomfield are located in the northwestern tier of the Denver-Aurora Metropolitan Area. The population of Broomfield was estimated at 46,000 in 2008 by the U.S. Census Bureau. Broomfield is the sixteenth most populous city in the State of Colorado. A second location was opened in June 2007 in Thornton, just north of the Denver International Airport and a third location was added in October of 2007 in the town of Erie, Colorado, which is approximately 25 miles north of Denver.

Minnesota Bank & Trust

Minnesota Bank & Trust currently operates from a leased facility in Edina, Minnesota, a first tier suburb of Minneapolis. The population of Edina was estimated at 45,000 in 2006 by the U.S. Census Bureau.

Citizens Finance Co.

Citizens Finance Co. is headquartered in Dubuque, Iowa, with additional offices in Davenport, Iowa; Cedar Rapids, Iowa; Madison, Wisconsin; Appleton, Wisconsin; Loves Park, Illinois; Tinley Park, Illinois; Crystal Lake, Illinois; and Aurora, Illinois.

The following table sets forth certain information concerning the Bank Subsidiaries as of December 31, 2010:

Heartland Bank Subsidiaries (Dollars in thousands)
Bank Subsidiaries	Charter Location	Year Acquired or Opened	Number Of Bank Offices	Total Portfolio Loans	Total Deposits
Dubuque Bank and Trust Company	Dubuque, IA	1935	8	$673,399	$809,271
Galena State Bank & Trust Co.	Galena, IL	1992	4	$137,153	$236,647
First Community Bank	Keokuk, IA	1994	3	$60,827	$93,578
Riverside Community Bank	Rockford, IL	1995	4	$162,706	$241,184
Wisconsin Community Bank	Madison, WI	1997	7	$320,711	$392,432
New Mexico Bank & Trust	Albuquerque, NM	1998	16	$513,658	$646,302
Arizona Bank & Trust	Phoenix, AZ	2003	6	$124,388	$183,279
Rocky Mountain Bank	Billings, MT	2004	9	$246,213	$347,924
Summit Bank & Trust	Broomfield, CO	2006	3	$48,020	$81,024
Minnesota Bank & Trust	Edina, MN	2008	1	$36,013	$44,278

C.  COMPETITION

We encounter competition in all areas of our business. To compete effectively, develop our market base, maintain flexibility, and keep pace with changing economic and social conditions, we continuously refine and develop our products and services. The principal methods of competing in the financial services industry are through product selection, personal service and convenience.

The market areas of our Bank Subsidiaries are highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within our market area. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Under the Gramm-Leach-Bliley Act, effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act significantly changed, and we anticipate the Dodd-Frank Wall Street Reform and

Consumer Protection Act (the "Dodd-Frank Act") will further change when fully implemented, the competitive environment in which we operate. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

We compete for loans principally through the range and quality of the services we provide, with an emphasis on building long-lasting relationships. Our strategy is to serve our customers above and beyond their expectations through excellence in customer service and needs-based selling. We believe that our long-standing presence in the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-oriented clients and compete for deposits by offering personal attention, professional service and competitive interest rates.

D.      EMPLOYEES

At December 31, 2010, Heartland employed 1,066 full-time equivalent employees. We place a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. We offer a variety of employee benefits, and we consider our employee relations to be excellent. Predictive Index software is utilized to assist with placing potential employees in new positions and with evaluating current positions.

E.      INTERNET ACCESS

Heartland maintains an Internet site at www.htlf.com. We offer our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) free of charge from our Web site.

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

As a bank holding company with subsidiary banks chartered under the laws of eight different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Each of the Bank Subsidiaries is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the “Arizona Department”), the Colorado Department of Regulatory Agencies, Division of Banking (the “Colorado Division”), the Illinois Department of Financial and Professional Regulation (the “Illinois DFPR”), the Iowa Superintendent of Banking (the “Iowa Superintendent”), the Minnesota Department of Commerce: Division of Financial Institutions (the “Minnesota Division”), the Montana Division of Banking and Financial Institutions (the “Montana Division”), the New Mexico Financial Institutions Division (the “New Mexico FID”), the Division of Banking of the Wisconsin Department of Financial Institutions (the “Wisconsin DFI”).

As a recipient of Capital Purchase Program (the "CPP") funds under the Troubled Asset Relief Program (the “TARP ”) established by the Emergency Economic Stabilization Act of 2008 (the “EESA”), Heartland is also subject to direct supervision by the United States Department of the Treasury (the “Treasury”).

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Heartland and its subsidiaries and is intended primarily for the protection of the

FDIC-insured deposits and depositors of the Bank Subsidiaries, rather than shareholders.

The following is a summary of material elements of the regulatory framework that applies to Heartland and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Each of the federal agencies that regulate Heartland and its Bank Subsidiaries is required to adopt regulations under the Dodd-Frank Act. Any such change in regulations or regulatory policies, or further change in applicable law, may have a material effect on the business of Heartland and its subsidiaries.

Dodd-Frank Act
The Dodd-Frank Act significantly changes the regulatory framework for banks and bank holding companies, and requires significant rulemaking and numerous studies and reports over the next several years. Among other things, the Dodd-Frank Act:

•	establishes the Bureau of Consumer Financial Protection (the "BCFP"), which has broad authority to regulate providers of credit, savings, payment and other consumer financial products and services;

•	makes permanent the $250,000 deposit insurance limit on insured deposits, and revises the assessment base for the calculation of the FDIC insurance assessments for financial institutions;

•	restricts securities trading activities and support for and investments in private funds;

•	creates a new structure for resolving troubled or failed financial institutions;

•
requires the federal banking agencies to adopt new capital requirements that are no less stringent than those currently in effect, and eliminates, subject to certain exceptions, the differences in calculation of capital for a holding company as opposed to a subsidiary financial institution;

•	extends the limitations on insider transactions, affiliate transactions and loans to a single borrower, and enhances the regulation of consumer mortgage banking and predatory lending activities;

•	requires federal banking agencies to adopt regulations relating to compensation practices of covered institutions;

•	requires risk retention on mortgage originations; and

•	limits the pre-emption of local laws applicable to national banks.

In addition to the Dodd-Frank Act, other legislative proposals have been made both domestically and internationally. Among other things, these proposals include additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

Small Business Lending Fund
Enacted as part of the Small Business Jobs Act, the Small Business Lending Fund (the "SBLF") provides up to $30.0 billion in funds to encourage community banks to lend to small businesses. Under the SBLF, Treasury provides Tier 1 capital to qualifying banks and bank holding companies with assets of less than $10.0 billion by purchasing from the qualifying financial institution Tier 1-qualifying senior perpetual non-cumulative preferred stock with a liquidation preference of $1,000 per share. The dividend rate on the preferred stock will initially be a maximum of 5.00%. The dividend rate decreases as the qualifying financial institution's small business lending increases by 10% or more, and can fall as low as 1.00%, and, if small business lending does not increase in the first two years, the rate will increase to 7.00%. After 4.5 years, the rate will increase to 9.00% if the financial institution has not repaid the SBLF funding.

The SBLF is available to participants in the CPP as a method to refinance the preferred stock issued through that program. In addition to the requirements that apply to all SBLF participants, CPP participants must also meet the following requirements to refinance outstanding CPP securities:

•	the financial institution must be in material compliance with all terms, conditions and covenants of any CPP agreement and financial instrument;

•	the financial institution must not have missed more than one dividend payment under CPP; and

•
the financial institution must pay, in immediately available funds, the amount of any unpaid dividends for the payment period prior to the SBLF closing date, plus accrued and unpaid dividends as of the date of refinancing for the payment period that includes the closing date.

The maximum amount of available SBLF funding to a qualifying financial institution is limited to 5% of risk-weighted assets for institutions up to $1.0 billion in assets. For financial institutions with more than $1.0 billion and less than $10.0 billion in assets, like Heartland, the maximum is 3% of risk-weighted assets. The application deadline is March 31, 2011. Heartland has applied for participation in the SBLF in an amount equal to the TARP funds received in 2008. If approval is received from Treasury, Heartland will have an opportunity to determine if participation in the SBLF is in its best interests before committing to the program. Participants in the SBLF may exit the program at any time, with approval from their primary regulator, by repaying Treasury in full along with any accrued dividends.

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Community Bank, Galena State Bank & Trust Co., Riverside Community Bank, First Community Bank and Arizona Bank & Trust and the controlling shareholder of Summit Bank & Trust and Minnesota Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve. Heartland is also required to file with the Federal Reserve periodic reports of Heartland's operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control
The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any State of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies).

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit Heartland to engage in a variety of banking-related businesses, including consumer finance, equipment leasing, mortgage banking, brokerage, and the operation of a computer service bureau (including software development). Under the Dodd-Frank Act, however, any such non-bank subsidiary would be subject to regulation no less stringent than that applicable to the lead bank of the bank holding company. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or persons acting in concert from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator or any other company acquiring “control” without Federal Reserve approval to become a bank holding company. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise at 10% ownership for companies with registered securities, such as Heartland, and under certain other circumstances. Each of the Bank Subsidiaries is generally subject to similar restrictions on changes in control under the law of the state granting its charter.

Capital Requirements
Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, separate from and in addition to the capital requirements applicable to subsidiary financial institutions. If a bank holding company is not well-capitalized, under the Dodd-Frank Act it will have difficulty engaging in acquisition transactions and if its capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines applicable to bank holding companies, like the regulations applicable to subsidiary banks, require holding companies to comply with both (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. Although the amount of capital required for holding companies is generally the same as required for subsidiary banks as described under “The Bank Subsidiaries-Capital Requirements” below, historically the form of capital has differed for holding companies and allowed the inclusion of certain hybrid instruments, such as trust preferred, in Tier 1 capital. Under the Dodd-Frank Act, these distinctions were eliminated for instruments issued after May 19, 2010. Although the distinctions are also phased out for trust preferred issued by larger institutions prior to that date, the trust preferred issued by Heartland, as a holding company with less than $15 billion in assets, are grandfathered as Tier 1 capital by the Dodd-Frank Act.

As of December 31, 2010, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements.

Treasury Regulation-the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Tax Act of 2009
Treasury created the TARP CPP in 2008 to invest in the senior preferred stock of qualifying U.S. banks and savings associations or their holding companies. Under the CPP, qualifying financial institutions issued to Treasury senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

On December 19, 2008, Heartland issued and sold $81.7 million of its Fixed Rate Cumulative Perpetual Preferred Stock (the “Senior Preferred Stock”) to Treasury pursuant to the CPP. The Senior Preferred Stock, which has terms that were set by Treasury and that are relatively uniform among publicly held banks participating in the program:

•	pays dividends to Treasury at a rate of 5% per year until the fifth anniversary of the investment and at 9% after that time;

•	prohibits dividends on common stock unless all dividends have been paid on the Senior Preferred Stock;

•
requires the consent of Treasury for any increase in the dividends paid on the common stock, or for any stock repurchases, until the third anniversary of the investment, unless the Senior Preferred Stock has been previously redeemed in its entirety or unless Treasury has transferred the Senior Preferred Stock to third parties;

•
has no voting rights, other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights;

•	has the right to elect two directors if dividends have not been paid for six quarterly periods;

•	is freely transferable and required Heartland to file a shelf registration statement covering the sale of the Senior Preferred Stock, which Heartland completed in January, 2009; and

•	may be redeemed at any time with the approval of Heartland's primary regulator (the FDIC).

Heartland, like all publicly held institutions participating in the CPP, also issued to Treasury an immediately exercisable 10-year warrant to purchase shares of common stock with an aggregate market price equal to 15% of the amount of the Senior Preferred Stock: a warrant to purchase 609,687 shares for Heartland (the “Warrant”). The Warrant is exercisable at a price of $20.10 per share (the average closing price of the common stock for the 20 trading days prior to the date of Treasury's approval). The purchase agreement pursuant to which the Senior Preferred Stock and Warrant were issued (the “Purchase Agreement”) prohibits Treasury from exercising voting rights with respect to any shares of common stock acquired through exercise of the Warrant. Heartland has registered the issuance of the shares of common stock underlying the Warrant with the SEC.

Under the Purchase Agreement and regulations adopted under EESA and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), compensation paid to executive officers and highly paid employees by financial institutions, such as Heartland, that have received CPP funds is subject to a number of restrictions. Among other things, these restrictions will require that, while the Senior Preferred Stock is outstanding, Heartland will be:

•	prohibited from paying incentive compensation, except restricted stock that vests after the CPP funds are repaid, to its five most highly compensated employees;

•
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

•	required to extend the clawback provisions to its 20 most highly compensated employees;

•
prohibited from making any severance payment whatsoever, including what has traditionally been referred to as a parachute payment, to the executives named in the summary compensation table of its proxy statement or any of the five next most highly compensated employees;

•	required to annually present its compensation policies to a non-binding vote by stockholders--a say-on-pay vote;

•	required to adopt policies regarding excessive and luxury expenditures; and

•	required to have its CEO and CFO annually certify that Heartland has complied with these requirements as part of its annual filing with the SEC (this Form 10-K).

Except with respect to the prohibition on incentive compensation to its five most highly compensated employees, Heartland does not believe these provisions have any material impact on it.

Dividend Payments
Heartland's common stock is registered with the SEC under Section 12(b) of the Exchange Act. Consequently, Heartland is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

Deposit Insurance
The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the commercial banking and thrift industries. Until October 2008, the maximum deposit insurance coverage was $100,000 per beneficiary ($250,000 per participant for retirement plans) but was temporarily increased to $250,000 under EESA, and the increase was made permanent under the Dodd-Frank Act.

As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC based upon a risk-based assessment system. Under this system, each institution is assigned a risk classification based upon its capital levels and the level of supervisory concern it poses. The rate of insurance premium the institution pays is based on this risk classification and, currently, the amount of its deposits.

The aggregate level of assessments levied by the FDIC on depositary institutions is dependent upon the reserve ratio of insurance funds available to the FDIC. Due to bank failures during 2008, the reserve ratio fell below the statutory minimum and the FDIC adopted a plan to restore the ratio to its 1.15% minimum. On February 27, 2009, the FDIC announced that it was increasing the quarterly deposit insurance assessment for most insured institutions to a range of 12 to 16 basis points (0.12% to 0.16%) per quarter for the second quarter of 2009. The FDIC also imposed a special emergency assessment of an additional 5 basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009, which was due and paid by Heartland on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of each institution's estimated FDIC premiums for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Heartland prepaid the required $19.0 million in December 2009 and had a $12.9 million remaining prepaid balance on December 31, 2010. The expense related to this prepayment is expected to be recognized during 2011 and 2012 based on the calculation of actual quarterly assessments.

The Dodd-Frank Act changes how the FDIC will calculate future deposit insurance premiums and directs the FDIC to amend its regulations so that assessments will be based upon the difference between an institution's average total consolidated assets less average tangible equity during the assessment period. The minimum deposit insurance fund reserve ratio will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.50% of insured deposits. The FDIC adopted a final rule on February 7, 2011, that implements these provisions of the Dodd-Frank Act.

The FDIC established a Temporary Liquidity Guarantee Program on October 23, 2008, under which the FDIC fully guaranteed all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008, and October 31, 2009. Heartland did not opt out of the program and as such, was assessed ten basis points during the first quarter of 2010 and fifteen basis points for the remainder of 2010 for transaction account balances in excess of $250,000 and, since it did not issue any senior unsecured debt during the designated time period, was not assessed the applicable rate of 75 basis points on the amount of debt issued. The guarantee of non-interest-bearing transaction accounts was twice extended by the FDIC, and under the Dodd-Frank Act was extended to December 31, 2012, and made applicable to all institutions, without further assessment. The total assessments paid by Heartland during 2010 for participation in the Temporary Liquidity Guarantee Program totaled $235,000.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. During 2010, the assessment rate was 0.0102% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2010, the Bank Subsidiaries paid supervisory assessments totaling $454,000.

Capital Requirements
Under federal regulations, the Bank Subsidiaries are subject to the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and, for Heartland, a portion of its allowance for loan and lease losses.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a de novo bank, Minnesota Bank & Trust is required to maintain higher Tier 1 capital to assets ratios for the first seven years of its operations (through April 2016). Further, under agreements with the FDIC and state banking agencies described below under “Safety and Soundness Standards,” Summit Bank & Trust is required to maintain a ratio of Tier 1 Capital to total assets of 8% and Arizona Bank & Trust and Rocky Mountain Bank are required to maintain both a ratio of Tier 1 capital to total assets of 8% and a ratio of total risk-based capital to risk-weighted assets of 12%.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be “well-capitalized” to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be “well-capitalized.” Under federal regulations, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2010: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations; and (iv) each of the Bank Subsidiaries subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under “Safety and Soundness Standards,” complied with the directive.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010. Minnesota Bank

& Trust is subject to the FDIC's further prohibition on the payment of dividends during the first seven years of a bank's operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. Pursuant to agreements with the FDIC and the state banking agencies described below under “Safety and Soundness Standards,” Arizona Bank & Trust, Summit Bank & Trust and Rocky Mountain Bank may not pay any dividends without prior notice to, and consent from, the FDIC and the state banking regulator. Further, First Community Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with First Community Bank's conversion from the mutual to the stock form of ownership in 1991.

As of December 31, 2010, approximately $77.1 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.

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

During their regular scheduled joint examinations of the Bank Subsidiaries, the FDIC and state banking commissioners cited three of the Bank Subsidiaries for certain deficiencies, including asset quality. In January of 2009, the boards of directors of Summit Bank & Trust and Arizona Bank & Trust, and in the fall of 2009, the board of directors of Rocky Mountain Bank, entered into informal agreements with the FDIC and their respective state banking commissioners, agreeing to submit plans for improvement in the risks associated with any classified asset with a balance of more than $250,000, agreeing not to extend or renew credit to borrowers under loans that are classified, agreeing to review and ensure the sufficiency of the allowance for loan and lease losses and agreeing to submit a business plan outlining the plans to accomplish these measures as well as periodic progress reports against that plan. As noted above, these Bank Subsidiaries also agreed to maintain higher levels of regulatory capital and to refrain from paying dividends without regulatory approval. Each of these Bank Subsidiaries remains well capitalized and has complied with its agreement with its regulators.

Branching Authority
Each of the Bank Subsidiaries has the authority, pursuant to the laws under which it is chartered, to establish branches anywhere in the state in which its main office is located, subject to the receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. Under the Dodd-Frank Act, banks are permitted to establish new branches in another state to the same extent as banks chartered in the other state.

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

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of a bank's Tier 1 Capital in private equity and hedge funds. The Federal Reserve released a final rule on February 9, 2011, (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like Heartland, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve.

These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank Subsidiaries.

Federal Reserve Liquidity Regulations
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

Our business activities and earnings are affected by general business conditions in the United States and particularly in the states in which our Bank Subsidiaries operate. The United States economy has undergone a dramatic downturn during the past several years, with negative effects on the business, financial condition and results of operations of financial institutions. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions, including Heartland. Although the economic downturn has moderated and 2010 reflected some recovery, certain segments of the economy continued to be depressed and further erosion of consumer confidence levels could cause renewed increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. Renewed economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

Recent legislation has impacted our operations, and additional legislation and rulemaking could impact us adversely.

The recent recession spawned a number of significant new laws that impact financial institutions, including the EESA, ARRA and Dodd-Frank Act. The Dodd-Frank Act is particularly far reaching, establishing the BCFP with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, changing the base for deposit insurance assessments, introducing regulatory rate-setting for interchange fees charged to merchants for debit card transactions, enhancing the regulation of consumer mortgage banking, changing the methods and standards for resolution of troubled institutions, and changing the Tier 1 regulatory capital ratio calculations for bank holding companies. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require rulemaking by various regulatory agencies, and many, including those that are implemented by the BCFP, could have far reaching implications on our operations. Accordingly, Heartland cannot currently quantify the ultimate impact of this legislation and the related future rulemaking, but expects that the legislation may have a detrimental impact on revenues and expenses, require Heartland to change certain of its business practices, increase Heartland's capital requirements and otherwise adversely affect its business.

Further, the programs established under the EESA and TARP, as well as restrictions contained in the rules implementing or related to them, could adversely affect our operations. For example, the restrictions contained in ARRA on our compensation programs could make it more difficult for us to attract and retain management. Requirements for dividends at the holding company level and restrictions on dividends paid by the Bank Subsidiaries could restrict our ability to fund expansion, and further restrictions imposed by regulation because of our participation in the TARP CPP program could place us at a competitive disadvantage relative to financial institutions that did not receive CPP funds. We face increased regulation of our business and increased costs associated with these programs. Similarly, programs established by the FDIC may have an adverse effect on us, due to the costs of participation.

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

As part of our general growth strategy, we may acquire banks and related businesses that we believe provide a strategic and geographic fit with our business. We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	exposure to potential asset quality issues of the acquired bank or related business;

•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;

•	potential disruption to our business;

•	potential restrictions on our business resulting from the regulatory approval process;

•	potential diversion of our management’s time and attention; and

•	the possible loss of key employees and customers of the banks and businesses we acquire.

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo bank formations or branch openings. Based on our experience, we believe that it generally takes three years or more for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented under the heading “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our loan review department. However, changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values such as those that occurred in 2009 and 2010 can cause us to be unable to collect the full value of loans we make. We cannot assure you that such approval and monitoring procedures will reduce these credit risks.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans were $1.72 billion (including $1.16 billion of commercial real estate loans), or approximately 73% of our total loan portfolio as of December 31, 2010. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.16 billion, or approximately 67%, of our total commercial loan portfolio as of December 31, 2010. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in a few of our markets have negatively affected some of our commercial real estate loans, and further developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the problems that have occurred in the commercial real estate markets continue, particularly within our Western market areas, the value of collateral securing our commercial real estate loans may decline and we may not be able to realize the collateral value that we anticipated at the time of originating the loan, causing us to increase our provision for loan losses and adversely affect our operating results and financial condition. Declining real estate values resulting from the recent recession, particularly in our Western markets in Arizona, Colorado and Montana, caused a decline in credit performance by our commercial real estate loan customers and caused us to significantly increase our provision for loan losses during 2008, 2009 and a portion of 2010, negatively impacting our financial performance. In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not continue to experience deterioration in such performance.

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

One- to four-family residential mortgage loans comprised $163.7 million or 7% of our loan and lease portfolio at December 31, 2010, and are secured primarily by properties located in the Midwest. These loans generally result in lower yields and lower profitability for us than other loans in Heartland’s portfolio and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, may result in a continued decrease in mortgage loan volume and increased charge-offs if we are not able to realize the value of the property that was anticipated at the time the loan was originated.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2010, consumer loans totaled $214.5 million or 9% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2010, agricultural real estate loans totaled $177.8  million or 8% of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2010, these loans totaled $73.1 million or 3% of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We establish our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. Throughout 2008, 2009 and 2010, we were required to significantly increase our provision for loan losses because of the impact of the declining economy and real estate values on some of our borrowers, resulting in charge-offs and an increased level of nonperforming assets. At December 31, 2010, our allowance for loan losses as a percentage of total loans, exclusive of loans covered by loss share agreements, was 1.82% and as a percentage of total nonperforming loans was approximately 47%. Although we believe that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. During 2009, we recorded $12.7 million in goodwill impairment charges at Arizona Bank & Trust and Rocky Mountain Bank. An additional $1.6 million goodwill impairment charge was recorded at Rocky Mountain Bank in 2010. Although we do not presently anticipate additional impairment charges, if we conclude that additional amounts of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. At December 31, 2010, we had goodwill of $25.9 million, representing approximately 8% of stockholders’ equity.

Further, our balance sheet reflected approximately $28.0 million of deferred tax assets at December 31, 2010, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Our growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to being able to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as, to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage.

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

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; capital commitments by or involving Heartland or our Bank Subsidiaries; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; new reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events have recently caused a decline in our stock price, and these factors, as well as, interest rate changes, continued unfavorable credit loss trends, or unforeseen events such as terrorist attacks could cause our stock price to remain volatile regardless of our operating results.

Certain Bank Subsidiaries are subject to informal written agreements with regulators and failure to comply with these agreements could result in enforcement actions against us.

Three of our Bank Subsidiaries have entered into informal written agreements with the FDIC and state regulators, which relate primarily to financial performance and credit quality. These Bank Subsidiaries have submitted three to five year business plans to their regulators and must operate within the parameters of these business plans and submit periodic reports on compliance with these plans. The agreements also require these Bank Subsidiaries to develop plans and take action to address nonperforming assets and watch-list credits. If these Bank Subsidiaries fail to comply with the terms of their respective agreements, the regulators could take enforcement action against them, including the imposition of monetary penalties or the issuance of cease and desist orders requiring corrective action.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As of December 31, 2010, Heartland had no unresolved staff comments.

ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations
Heartland Financial USA, Inc. 1301 Central Avenue Dubuque, IA 52001	60,000	Owned	2
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	59,500	Owned	9
Galena State Bank & Trust Co. 971 Gear Street Galena, IL 61036	18,000	Owned	4
Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4
First Community Bank 320 Concert Street Keokuk, IA 52632	6,000	Owned	3
Wisconsin Community Bank 8240 Mineral Point Rd. Madison, WI 53719	19,000	Owned	7
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2016	16
Arizona Bank & Trust 2036 E. Camelback Rd. Phoenix, AZ 85016	14,000	Owned	6
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9
Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	3
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2013	1
Citizens Finance Co. 1275 Main Street Dubuque, IA 52001	5,600	Owned	9

The corporate office of Heartland is located in Dubuque Bank and Trust Company's main office. A majority of the support functions provided to the Bank Subsidiaries by Heartland are performed in the facility located at 1301 Central Avenue in Dubuque, Iowa, which is leased from Dubuque Bank and Trust Company.

ITEM 3.

LEGAL PROCEEDINGS

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2010, that are ordinary routine litigation incidental to our business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

[RESERVED]

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland as of December 31, 2010, position held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	61
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Summit Bank & Trust and Minnesota Bank & Trust; Chairman of Citizens Finance Co.

John K. Schmidt	51
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank & Trust Co. and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.

Kenneth J. Erickson	59	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co.
Douglas J. Horstmann	57	Senior Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Vice Chairman of First Community Bank
Paul J. Peckosh	65	Executive Vice President, Wealth Management Group, of Heartland; Executive Vice President, Manager Wealth Management Group, of Dubuque Bank and Trust Company
Melvin E. Miller	61	Executive Vice President, Chief Investment Officer of Heartland
John J. Berg	59	Executive Vice President, Marketing and Sales of Heartland
Brian J. Fox	62	Executive Vice President, Operations of Heartland

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. Until 2004, Mr. Fuller had been a Director of Galena State Bank & Trust Co. since 1992, First Community Bank since 1994 and Riverside Community Bank since 1995. He has been a Director of Wisconsin Community Bank since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Summit Bank & Trust since 2006 and Minnesota Bank & Trust since 2008. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland.

John K. Schmidt has been a Director of Heartland since 2001. Mr. Schmidt has been Heartland's Executive Vice President and Chief Financial Officer since 1991 and Chief Operating Officer since 2004. He has been employed by Dubuque Bank and Trust Company since 1984 and became Dubuque Bank and Trust Company's Vice President, Finance in 1986, Senior Vice President and Chief Financial Officer in 1991, President and Chief Executive Officer in 1999 and Vice Chairman in 2004. Mr. Schmidt also was named Vice Chairman of Galena State Bank & Trust Co. and Riverside Community Bank in 2004. He also served as Vice Chairman and director of First Community Bank from 2004 to 2007. He is an inactive holder of the certified public accountant certification and worked at KPMG LLP in Des Moines, Iowa, prior to joining Dubuque Bank and Trust Company.

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

Douglas J. Horstmann has served as Senior Vice President of Heartland since 1999. He was also appointed as Vice Chairman of First Community Bank in 2007. Mr. Horstmann has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989, Executive Vice President, Lending in 2000 and Director, President and Chief Executive Officer in 2004. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Paul J. Peckosh was named Executive Vice President, Wealth Management Group, of Heartland in 2008. Prior to this promotion, he  served as Senior Vice President of Heartland since 1999. Mr. Peckosh has been employed by Dubuque Bank and Trust Company since 1975, was appointed Assistant Vice President, Trust, in 1975, Vice President, Trust in 1980, Senior Vice President, Trust in 1991 and Executive Vice President, Trust in 2000. Mr. Peckosh is an attorney and graduated from Marquette University Law School in 1970. Mr. Peckosh announced his retirement on March 2, 2010. His retirement will be effective on April 4, 2011.

Melvin E. Miller was named Executive Vice President, Chief Investment Officer, of Heartland, in 2008. Prior to this promotion, he served as Senior Vice President, Chief Investment Officer, of Heartland since 2000. He joined Dubuque Bank and Trust Company in 1984 as a part-time Investment Officer and came on board full time in 1985 as Assistant Vice President and later was promoted to Senior Vice President and Chief Investment Officer. A Chartered Financial Analyst, Mr. Miller received his MBA degree in Finance from Ball State University in 1973. Prior to joining Dubuque Bank and Trust Company, he had 12 years of college teaching experience in the areas of investments and portfolio management. He was chair of the Department of Accounting and Business at Loras College.

John J. Berg joined Heartland in 2005 as Senior Vice President, Marketing and Sales. In 2008, he was promoted to Executive Vice President, Marketing and Sales. Mr. Berg’s background includes over 30 years of retail marketing and banking experience. Previous to joining Heartland, Mr. Berg served as Vice President and Marketing Director of First Federal Capital Bank in LaCrosse, Wisconsin. His prior experience includes marketing management positions with commercial banks and savings banks in West Des Moines, Iowa; St. Louis, Missouri; Waterloo, Iowa; and Lansing, Michigan.

Brian J. Fox joined Heartland in 2010 as Executive Vice President, Operations. Prior to joining Heartland, Mr. Fox served as Chief Information Officer and Chief Risk Officer for First Olathe Bancshareas in Overland Park, Kansas. His previous work experience includes consulting services in Mooresville, North Carolina, and operations and technology management positions with commercial banks and mortgage operations in Charleston, West Virginia.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 1,500 stockholders of record as of March 14, 2011, and approximately 1,600 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol “HTLF” and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Heartland Common Stock
Calendar Quarter	High	Low
2010:
First	$16.75	$13.37
Second	20.78	15.85
Third	17.81	13.88
Fourth	18.11	15.04
2009:
First	$20.81	$8.51
Second	15.93	11.51
Third	16.98	12.56
Fourth	15.29	12.04

Cash dividends have been declared by Heartland quarterly during the two years ending December 31, 2010. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2010	2009
First	$0.10	$0.10
Second	0.10	0.10
Third	0.10	0.10
Fourth	0.10	0.10

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank Subsidiaries, and the Bank Subsidiaries are subject to regulatory limitations on the amount of cash dividends they may pay. Heartland will be prohibited from paying any dividends on common stock unless all dividends on the Senior Preferred Stock have been paid, and under the Purchase Agreement with Treasury and so long as the Senior Preferred Stock is held by Treasury, will be prohibited until after December 19, 2011, from paying quarterly dividends, without Treasury’s consent, in excess of $0.10 per share. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Bank Subsidiaries – Dividend Payments" for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

Although Heartland’s board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time, Heartland is prohibited from any repurchase, redemption, or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans, under the terms of the Securities Purchase Agreement pursuant to which Heartland issued preferred stock to Treasury under the CPP. Shares withheld to offset tax withholding obligations that occurred upon vesting and release of restricted shares or the exercise of stock options during the fourth quarter of 2010 were 631 shares, all in the month of December.

There were no unregistered sales of equity securities made during the fourth quarter of Heartland’s fiscal year 2010.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the NASDAQ Composite Index and the NASDAQ Bank Stock Index. Figures for our common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions. Heartland became listed on NASDAQ in May 2004. The table and graph were prepared at our request by SNL Financial, LC.

Cumulative Total Return Performance
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Heartland Financial USA, Inc.	100.00	134.87	88.24	99.74	71.54	89.31
NASDAQ Composite	100.00	110.39	122.15	73.32	106.47	125.91
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2005

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
Heartland Financial USA, Inc.
NASDAQ Composite
NASDAQ Bank

*Total return assumes reinvestment of dividends

ITEM 6.

SELECTED FINANCIAL DATA
For the years ended December 31, 2010, 2009, 2008, 2007, and 2006
(Dollars in thousands, except per share data)

	2010	2009	2008	2007	2006
STATEMENT OF INCOME DATA
Interest income	$198,932	$203,293	$202,585	$215,231	$190,150
Interest expense	55,880	70,530	86,899	105,891	85,409
Net interest income	143,052	132,763	115,686	109,340	104,741
Provision for loan and lease losses	32,508	39,377	29,319	10,073	3,883
Net interest income after provision for loan and lease losses	110,544	93,386	86,367	99,267	100,858
Noninterest income	52,329	52,704	30,196	31,710	29,938
Noninterest expenses	129,239	132,520	102,239	97,606	94,943
Income taxes	9,846	7,196	3,312	9,409	11,578
Income from continuing operations	23,788	6,374	11,012	23,962	24,275
Discontinued operations:
Income from discontinued operations (including gain on sale of $2,242 in 2007 and $20 in 2006)	—	—	—	2,756	1,758
Income taxes	—	—	—	1,085	931
Income from discontinued operations	—	—	—	1,671	827
Net income	23,788	6,374	11,012	25,633	25,102
Net income available to noncontrolling interest, net of tax	115	188	280	—	—
Net income attributable to Heartland	23,903	6,562	11,292	25,633	25,102
Preferred dividends and discount	(5,344)	(5,344)	(178)	—	—
Net income available to common stockholders	$18,559	$1,218	$11,114	$25,633	$25,102

PER COMMON SHARE DATA
Net income – diluted	$1.13	$0.07	$0.68	$1.54	$1.50
Income from continuing operations – diluted(1)	1.13	0.07	0.68	1.44	1.45
Cash dividends	0.40	0.40	0.40	0.37	0.36
Dividend payout ratio	35.14%	532.35%	58.13%	23.6%	23.53%
Book value	$15.26	$14.38	$14.13	$14.04	$12.65
Weighted average shares outstanding-diluted	16,461,679	16,325,320	16,365,815	16,596,806	16,734,989

(1) Excludes the discontinued operations of our Broadus branch and the related gain on sale in 2007 and ULTEA and the related gain on sale in 2006.

*    The selected historical consolidated financial information set forth above is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL DATA (Continued)
For the years ended December 31, 2010, 2009, 2008, 2007, and 2006
(Dollars in thousands, except per share data)

	2010	2009	2008	2007	2006
BALANCE SHEET DATA
Investments and federal funds sold	$1,264,564	$1,175,217	$903,705	$689,949	$617,119
Loans held for sale	23,904	17,310	19,695	12,679	50,381
Total loans and leases receivable	2,364,787	2,363,002	2,405,001	2,280,167	2,147,845
Allowance for loan and lease losses	42,693	41,848	35,651	32,993	29,981
Total assets	3,999,455	4,012,991	3,630,268	3,264,126	3,058,242
Total deposits	3,034,048	3,050,389	2,640,232	2,376,299	2,311,657
Long-term obligations	362,527	451,429	437,833	263,607	224,523
Preferred equity	78,483	77,224	75,578	—	—
Common stockholders’ equity	250,608	235,057	230,025	230,600	209,711

EARNINGS PERFORMANCE DATA
Return on average total assets	0.46%	0.03%	0.33%	0.81%	0.86%
Return on average stockholders’ equity	7.51	0.51	4.84	11.88	12.86
Net interest margin ratio(1)(2)	4.12	3.99	3.89	3.95	4.17
Earnings to fixed charges:
Excluding interest on deposits	2.43x	1.58x	1.63x	2.26x	2.61x
Including interest on deposits	1.55	1.18	1.17	1.34	1.44

ASSET QUALITY RATIOS
Nonperforming assets to total assets	3.07%	2.71%	2.51%	1.06%	0.34%
Nonperforming loans and leases to total loans and leases	3.87	3.35	3.24	1.40	0.39
Net loan and lease charge-offs to average loans and leases	1.31	1.38	1.15	0.30	0.11
Allowance for loan and lease losses to total loans and leases	1.82	1.80	1.48	1.45	1.40
Allowance for loan and lease losses to nonperforming loans and leases	47.12	53.56	45.73	103.66	356.11

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	8.13%	8.40%	6.88%	6.84%	6.66%
Average common equity to average assets	6.13	6.32	6.80	6.84	6.66
Total capital to risk-adjusted assets	16.23	15.20	14.92	12.48	11.18
Tier 1 leverage	14.06	13.53	10.68	8.01	7.74

(1) Excludes the discontinued operations of our Broadus branch and the related gain on sale in 2007 and ULTEA and the related gain on sale in 2006.
(2) Tax equivalent using a 35% tax rate.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The Consolidated Financial Statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Summit Bank & Trust, of which Heartland was an 87% owner on December 31, 2010, an 86% owner on December 31, 2009, and an 82% owner on December 31, 2008; and Minnesota Bank & Trust, of which Heartland was an 80% owner on December 31, 2010, December 31, 2009, and December 31, 2008.

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

Allowance For Loan And Lease Losses

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan-by-loan basis as deemed necessary. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each Bank Subsidiary. Specific factors considered by management in establishing the allowance included the following:

•	Heartland has experienced an increase in net charge-offs and nonperforming loans during the past three years.

•	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

•	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2010. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate continue in its current state or deteriorate further, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

During the first quarter of 2010, we implemented a new methodology, including the installation of new software, for the calculation of the allowance for loan and lease losses. The implementation of this new methodology included the establishment of a dual risk rating system, which allows the utilization of a probability of default and loss given default for commercial and agricultural loans in the calculation of the allowance for loan lease losses. In addition to an enhanced allowance methodology, this software also has the ability to perform stress testing and migration analysis on various portfolio segments.

The table below estimates the theoretical range of the 2010 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality:

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

Allowance for loan and lease losses at December 31, 2010	$42,693
Assuming deterioration in credit quality:
Addition to provision	1,718
Resultant allowance for loan and lease losses	$44,411
Assuming improvement in credit quality:
Reduction in provision	(1,745)
Resultant allowance for loan and lease losses	$40,948

The assumptions underlying this sensitivity analysis represent an attempt to quantify theoretical changes that could occur in the total allowance for loan and lease losses given various economic assumptions that could impact inherent loss in the current loan and lease portfolio. It further assumes that the general composition of the allowance for loans and lease losses determined through our existing process and methodology remains relatively unchanged. It does not attempt to encompass extreme and/or prolonged economic downturns, systemic contractions to specific industries, or systemic shocks to the financial services sector. The addition to provision was calculated based upon the assumption that, under an economic downturn, the qualitative portion of the calculated allowance will increase due to increase in qualitative risk factors directly affected by the economic conditions. The reduction in provision was calculated based upon the assumption that, under an economic upturn, the qualitative portion of the calculated allowance will decrease due to decrease in qualitative risk factors directly affected by the economic conditions.

Goodwill And Other Intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value. Goodwill and indefinite-lived assets are not amortized but are subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond ten years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, Heartland reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

In assessing the fair value of reporting units, we may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. Also, we often utilize other information to validate the reasonableness of its valuations including public market comparables, and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable companies and business segments. These multiples may be adjusted to consider competitive differences, including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities, including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires judgment and considers many factors, including the regulatory capital regulations and capital characteristics of comparable companies in relevant industry sectors. In certain circumstances, we will engage a third-party to independently validate its assessment of the fair value of its reporting units.

We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review include the following:

•	Significant under-performance relative to expected historical or projected future operating results.

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business.

•	Significant negative industry or economic trends.

•	Significant decline in the market price for our common stock over a sustained period; and market capitalization relative to net book value.

•	For intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

We engaged a third-party valuation consultant to determine the fair value of goodwill recorded in connection with two of our Bank Subsidiaries at the end of 2009. Based on this valuation, we determined that the fair value of the goodwill associated with these two subsidiaries was less than the carrying amount previously used for this goodwill and that the goodwill was impaired. Accordingly, we recorded an impairment charge of $12.7 million in the fourth quarter of 2009 to reduce the carrying value to fair value at Arizona Bank & Trust and Rocky Mountain Bank. During the third quarter of 2010, a calculation error was discovered in the valuation performed by the independent third party consultant and resulted in the recording of an additional goodwill impairment charge totaling $1.6 million at Rocky Mountain Bank. After consideration of both quantitative and qualitative factors, we determined the amount was not material to the financial statements for 2009 and thus recorded such amount in the third quarter of 2010. A different third party consultant was engaged during the fourth quarter of 2010 to perform another valuation of the remaining goodwill recorded at Rocky Mountain Bank. Based upon the updated valuation, we determined that no further goodwill impairment charges were required.

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through ten banking subsidiaries with a total of 61 banking locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota. In addition, Heartland has separate subsidiaries in the consumer finance, insurance and investment management businesses. Our primary strategy is to balance our focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings within existing market areas.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans, also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums and the provision for loan and lease losses. During the last two years, our operating expenses have also been significantly impacted by net losses on repossessed assets.

Net income for 2010 was $23.8 million, compared to $6.4 million in 2009, an increase of $17.4 million or 272%. Net income available to common stockholders was $18.6 million, or $1.13 per diluted common share, for 2010, compared to $1.2 million, or $0.07 per diluted common share, earned during 2009. Return on average common equity was 7.51% and return on average assets was 0.46% for 2010, compared to 0.51% and 0.03%, respectively, for 2009.

Excluding a goodwill impairment charge of $1.6 million, net income for 2010 would have been $25.4 million, net income available to common stockholders would have been $20.2 million, or $1.23 per diluted common share, return on average common equity would have been 8.17% and return on average assets would have been 0.50%. Excluding the goodwill impairment charge of $12.7 million recorded during the fourth quarter of 2009, net income for 2009 would have been $19.0 million, net income available to common stockholders would have been $13.9 million, or $0.85 per diluted common share, return on average common equity would have been 5.76% and return on average assets would have been 0.36%. The goodwill impairment charges, which are non-cash charges that have no impact on operations, liquidity or capital, were due to the adverse economic conditions in our Arizona and Montana markets. Exclusive of the goodwill impairment charges, net income for 2010 increased $6.4 million or 34% over 2009.

Earnings for 2010 in comparison to 2009 were positively affected by increased net interest income, which increased $10.3 million or 8% over the prior year. Net interest margin, expressed as a percentage of average earning assets, was 4.12% during 2010 compared to 3.99% during 2009. Also positively affecting net income for 2010 was a $6.9 million or 17% reduction in provision for loan losses, which was $32.5 million in 2010 compared to $39.4 million in 2009. Noninterest income remained relatively flat at $52.3 million during 2010 compared to $52.7 million in 2009. The categories of noninterest income experiencing increases during 2010 as compared to 2009 were service charges and fees, which increased $1.4 million or 11%, trust fees, which increased $1.4 million or 18%, and gains on sale of loans, which increased $2.0 million or 33%. The effect of these positive factors was offset somewhat by decreases in loan servicing income, which decreased $2.4 million or 25%, and gains on sales of securities, which was $6.8 million in 2010 compared to $8.6 million in 2009. Total noninterest expense, exclusive of goodwill impairment charges, increased $7.7 million or 6%. The most significant contributors to this increase were salaries and employee benefits, which increased $2.9 million or 5%, professional fees, which increased $1.3 million or 14%, and net losses on repossessed assets, which totaled $15.3 million in 2010 compared to $10.8 million in 2009. The effect of these increases was partially mitigated by a $1.1 million or 17% reduction in FDIC insurance assessments.

Net income for 2009 was $6.4 million, compared to $11.0 million recorded during 2008. Net income available to common stockholders was $1.2 million, or $0.07 per diluted common share, for 2009, compared to $11.1 million, or $0.68 per diluted common share, earned during 2008. Return on average common equity was 0.51% and return on average assets was 0.03% for 2009, compared to 4.84% and 0.33%, respectively, for 2008. Exclusive of the $12.7 million goodwill impairment charge recorded in 2009, net income increased $8.0 million or 73% in 2009 as compared to 2008.

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois, through its subsidiary Galena State Bank & Trust Co. based in Galena, Illinois in a whole bank loss sharing transaction facilitated by the FDIC. The Elizabeth State Bank had loans of $42.7 million and deposits of $49.3 million. Galena State Bank & Trust Co. paid a premium of 1.0% to acquire all of the deposits of the failed bank. In addition to assuming all of the deposits of the failed bank, Galena State Bank & Trust Co. purchased $53.6 million of assets. The acquired loans and other real estate owned are covered by two loss share agreements between the FDIC and Galena State Bank & Trust Co., which affords Galena State Bank & Trust Co. significant loss protection. Galena State Bank & Trust Co. received a $2.5 million discount on the assets acquired. The expected reimbursements under the loss share agreements were recorded as an indemnification asset at the estimated fair value of $4.4 million at the acquisition date. The estimated fair value of the loans acquired was $37.8 million and the estimated fair value of the deposits assumed was $49.5 million. In addition, a core deposit intangible of $200,000 was recorded. An acquisition gain totaling $1.3 million resulted from the acquisition and is included as a component of noninterest income on the statement of income for 2009.

Earnings for 2009 were positively affected by increased net interest income, which increased $17.1 million or 15% over the prior year. Net interest margin, expressed as a percentage of average earning assets, was 3.99% during 2009 compared to 3.89% during 2008. Also positively affecting net income for 2009, was the $22.5 million or 75% increase in noninterest income, which was $52.7 million during 2009 compared to $30.2 million during 2008. The categories experiencing the largest increases for the comparative period were securities gains, which increased $7.1 million or 467%, loan servicing income, which increased $5.1 million or 110%,  and gains on sale of loans, which increased $4.5 million or 278%. The growth in these areas was partially offset by an increase in the loan loss provision, which was $39.4 million during 2009 compared to $29.3 million during 2008. Also negatively affecting earnings during 2009 was a $30.3 million or 30% increase in noninterest expense. Exclusive of the $12.7 million goodwill impairment charge, noninterest expense totaled $119.8 million during 2009, an increase of $17.6 million or 17%. The noninterest expense categories contributing to the increase during the periods under comparison were employee salaries and benefits, which were $60.5 million during 2009 compared to $56.8 million during 2008, FDIC assessments, which were $6.6 million during 2009 compared to $1.4 million during 2008, and net losses on repossessed assets, which were $10.8 million during 2009 compared to $827,000 during 2008.

At December 31, 2010, total assets had experienced a slight decrease of $13.5 million or less than 1% since December 31, 2009. Securities represented 32% of total assets at December 31, 2010, compared to 29% of total assets at December 31, 2009. Total loans and leases receivable, exclusive of those covered by loss share agreements, were $2.34 billion at December 31, 2010, compared to $2.33 billion at year-end 2009, an increase of $12.8 million or 1%. The loan category experiencing the majority of the growth during 2010 was commercial and commercial real estate loans, which totaled $1.72 billion at December

31, 2010, an increase of $48.9 million or 3% since year-end 2009. This growth occurred at Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust and Minnesota Bank & Trust. Total deposits were $3.03 billion at December 31, 2010, compared to $3.05 billion at December 31, 2009, a decrease of $16.3 million or 1%. The composition of Heartland's deposits improved during 2010, as demand deposits increased $119.9 million or 26%. Savings deposits grew $4.6 million or less than 1% since December 31, 2009. Time deposits, exclusive of brokered deposits, experienced a decrease of $136.4 million or 14% during 2010. At December 31, 2010, brokered time deposits totaled $37.3 million or 1% of total deposits compared to $41.8 million or 1% of total deposits at December 31, 2009.

At December 31, 2009, total assets had increased $382.7 million or 11% since year-end 2008. Securities represented 29% of total assets at December 31, 2009, compared to 25% at December 31, 2008. Total loans and leases receivable, exclusive of those covered by the FDIC loss share agreements, were $2.33 billion at December 31, 2009, compared to $2.41 billion at year-end 2008, a decrease of $73.9 million or 3%. The only loan category to experience growth during 2009 was agricultural and agricultural real estate loans, which also experienced a slight decrease during the fourth quarter of 2009. Nearly all of this growth occurred at Dubuque Bank and Trust Company. Total deposits grew to $3.05 billion at December 31, 2009, an increase of $410.2 million or 16% since year-end 2008. The Elizabeth State Bank acquisition accounted for $49.5 million of this growth. Growth in demand and savings deposits is attributable to an increased emphasis on non-maturity core deposit products over higher-cost certificates of deposit. Additionally, commercial and retail customers continued to build cash reserves. Demand deposits increased $77.6 million or 20% since year-end 2008 with $6.9 million coming from The Elizabeth State Bank acquisition. Savings deposit balances experienced an increase of $426.0 million or 38% since year-end 2008 with $21.0 million coming from The Elizabeth State Bank acquisition. Time deposits, exclusive of brokered deposits, experienced a decrease of $83.8 million or 8% since year-end 2008 despite the $21.6 million assumed in The Elizabeth State Bank acquisition. Brokered time deposits decreased from $51.5 million or 2% of total deposits at year-end 2008, to $41.8 million or 1% of total deposits at year-end 2009. Deposit growth, exclusive of The Elizabeth State Bank acquisition, was $106.0 million during the fourth quarter of 2009, $67.4 million during the third quarter of 2009, $38.8 million during the second quarter of 2009 and $148.5 million during the first quarter of 2009.

NON-GAAP FINANCIAL MEASURES

This report contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles, often referred to as GAAP. We have disclosed in this Annual Report on Form 10-K certain non-GAAP financial measures to provide meaningful supplemental information regarding our operational performance and to enhance readers’ overall understanding of its operating financial performance. We believe that the impact of a goodwill impairment charge to earnings impairs the ability of the reader to evaluate trends in results of operations without information that reports results of operations without the charge. These non-GAAP financial measures are presented for supplemental information purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. The following schedule presents performance ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements. For the non-GAAP financial measurements, net income, exclusive of goodwill impairment charge is defined as net income as presented in accordance with GAAP less any goodwill impairment charge recorded during the period.

	For the years ended December 31,
	2010	2009
GAAP net income	$23,788	$6,374
Goodwill impairment charge	1,639	12,659
GAAP net income, exclusive of goodwill impairment charge	$25,427	$19,033

Net income available to common stockholders	$18,559	$1,218
Goodwill impairment charge	1,639	12,659
Net income available to common stockholders, exclusive of goodwill impairment charge	$20,198	$13,877

GAAP earnings per common share-diluted	$1.13	$0.07
Earnings per common share-diluted, exclusive of goodwill impairment charge	$1.23	$0.85
GAAP return on average assets	0.46%	0.03%
Return on average assets, exclusive of goodwill impairment charge	0.50%	0.36%
GAAP return on average equity	7.51%	0.51%
Return on average equity, exclusive of goodwill impairment charge	8.17%	5.76%
GAAP return on average tangible equity	8.53%	0.62%
Return on average tangible equity, exclusive of goodwill impairment charge	9.29%	7.02%
GAAP efficiency ratio(1)	66.79%	73.07%
Efficiency ratio, exclusive of goodwill impairment charge(1)	65.95%	66.09%

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

Net interest margin, expressed as a percentage of average earning assets, was 4.12% during 2010 compared to 3.99% during 2009 and 3.89% during 2008. Success at growing net interest margin has been a direct result of continued price discipline, the effect of which would have been more significant had it not been for the amount of foregone interest on Heartland’s nonperforming loans, which had balances of $90.5 million or 3.87% of total loans and leases at December 31, 2010, $78.1 million or 3.35% of total loans and leases at December 31, 2009, and $78.0 million or 3.24% of total loans and leases at December 31, 2008.

Net interest income on a tax-equivalent basis increased $10.7 million or 8% during 2010 and $17.7 million or 15% during 2009. These increases reflect Heartland's success in optimizing the composition of its interest bearing liabilities by de-emphasizing higher cost time deposits, which decreased to 38% of total average interest bearing deposits during 2010 compared to 47% during 2009 and 55% during 2008. Also a contributing factor was the growth in average noninterest bearing deposits as a percentage of total average liabilities, which was 14% in 2010, 13% in 2009 and 12% in 2008. This factor is also represented by the change in the percentage of average interest bearing liabilities to total average earning assets, which was 87% in 2010, 88% in 2009 and 89% in 2008.  More rapidly declining rates paid on interest bearing liabilities also contributed to the increased net interest income in 2010 and 2009, as the rate paid on average interest bearing liabilities decreased by 55 basis points in 2010 and 84 basis points in 2009, compared to a decrease in the rate earned on average earning assets of 37 basis points in 2010 and 67 basis points in 2009.

On a tax-equivalent basis, interest income decreased $3.9 million or 2% to $203.9 million during 2010 compared to $207.8 million during 2009. The positive effect of a $157.7 million or 5% growth in average earning assets during 2010 compared to 2009 on interest income, was more than offset by the impact of a decrease in the average interest rate earned on these assets. The composition of average earning assets changed as the percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 66% during 2010 compared to 69% during 2009. On a tax-equivalent basis, interest income increased $1.3 million or 1% to $207.8 million during 2009 compared to $206.5 million during 2008. Growth in average earning assets during 2009 was $360.7 million or 12% over 2008. The percentage of average loans to total average earning assets was 69% during 2009 compared to 75% during 2008.

Interest expense for 2010 was $55.9 million compared to $70.5 million during 2009, a decrease of $14.6 million or 21%. During 2009, interest expense decreased $16.4 million or 19% from $86.9 million paid during 2008. Interest rates paid on our deposits and borrowings decreased significantly during 2010 and 2009. Despite increases in average interest bearing liabilities of 4% in 2010 and 10% in 2009, the average interest rates paid on our deposits and borrowings declined 55 basis points in 2010 and 84 basis points in 2009. The opportunity for continued downward repricing of maturing certificates of deposit has begun to diminish. For the next twelve months, the amount of certificates of deposit maturing is $445.7 million, or 50% of total certificates of deposit, at a weighted average rate of 1.77%. Additionally, we believe that the rates currently paid on our non-maturity deposits are effectively approaching a floor and that we will have less flexibility to pay lower rates on these deposits in the future.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on its net interest margin. We plan to continue to work toward improving both our earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40% of our commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate. Since a large portion of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive affect on our interest income. Item 7A of this Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 12 to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

The table below sets forth certain information relating to our average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans are included in each respective loan category. Interest income is measured on a tax equivalent basis using a 35% tax rate.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
(Dollars in thousands)
	For the years ended Decmeber 31,
	2010			2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$956,976	$34,507	3.61%	$873,276	$39,782	4.56%	$616,525	$31,232	5.07%
Nontaxable(1)	264,307	16,408	6.21	186,716	12,307	6.59	151,828	9,813	6.46
Total securities	1,221,283	50,915	4.17	1,059,992	52,089	4.91	768,353	41,045	5.34
Interest bearing deposits	3,541	14	0.40	2,943	27	0.92	706	18	2.55
Federal funds sold	667	1	0.15	835	2	0.24	15,494	299	1.93
Loans and leases:
Commercial and commercial real estate(1)	1,727,548	101,720	5.89	1,696,794	101,854	6.00	1,645,264	108,651	6.60
Residential real estate	203,596	10,663	5.24	219,303	12,596	5.74	223,334	14,169	6.34
Agricultural and agricultural real estate(1)	258,943	15,966	6.17	259,700	16,633	6.40	238,328	16,933	7.10
Consumer	224,288	20,052	8.94	232,475	20,325	8.74	212,430	20,004	9.42
Direct financing leases, net	1,572	92	5.85	3,927	213	5.42	7,489	445	5.94
Fees on loans	—	4,452	—	—	4,085	—	—	4,914	—
Less: allowance for loan and lease losses	(45,748)	—	—	(37,964)	—	—	(34,048)	—	—
Net loans and leases	2,370,199	152,945	6.45	2,374,235	155,706	6.56	2,292,797	165,116	7.20
Total earning assets	3,595,690	$203,875	5.67%	3,438,005	$207,824	6.04%	3,077,350	$206,478	6.71%
NONEARNING ASSETS
Total nonearning assets	434,692			374,738			301,580
TOTAL ASSETS	$4,030,382			$3,812,743			$3,378,930
INTEREST BEARING LIABILITIES
Interest bearing deposits:
Savings	$1,557,658	$13,677	0.88%	$1,282,212	$18,407	1.44%	$938,701	$18,176	1.94%
Time, $100,000 and over	296,325	7,534	2.54	373,159	11,202	3.00	336,926	13,422	3.98
Other time deposits	649,892	17,061	2.63	754,814	23,135	3.06	807,617	32,506	4.02
Short-term borrowings	200,389	1,160	0.58	143,239	733	0.51	233,856	4,571	1.95
Other borrowings	423,125	16,448	3.89	464,816	17,053	3.67	417,462	18,224	4.37
Total interest bearing liabilities	3,127,389	55,880	1.79	3,018,240	70,530	2.34	2,734,562	86,899	3.18
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	536,053			437,468			372,496
Accrued interest and other liabilities	39,363			36,700			39,351
Total noninterest bearing liabilities	575,416			474,168			411,847
STOCKHOLDERS’ EQUITY	327,577			320,335			232,521
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,030,382			$3,812,743			$3,378,930
Net interest income(1)		$147,995			$137,294			$119,579
Net interest spread			3.88%			3.70%			3.53%
Net interest income to total earning assets(1)			4.12%			3.99%			3.89%
Interest bearing liabilities to earning assets	86.98%			87.79%			88.86%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest bearing liabilities. It quantifies the changes in interest income and interest expense related to changes in the average outstanding balances (volume) and those changes caused by fluctuating interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume, calculated by multiplying the difference between the average balance for the current period and the average balance for the prior period by the rate for the prior period, and (ii) changes in rate, calculated by subtracting the current year average balance multiplied by the prior year rate from the current year average balance multiplied by the current year rate.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
(Dollars in thousands)
	For the years ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$3,813	$(9,088)	$(5,275)	$13,007	$(4,457)	$8,550
Tax-exempt	5,114	(1,013)	4,101	2,255	239	2,494
Interest bearing deposits	5	(18)	(13)	57	(48)	9
Federal funds sold	—	(1)	(1)	(283)	(14)	(297)
Loans and leases	(265)	(2,496)	(2,761)	5,865	(15,275)	(9,410)
TOTAL EARNING ASSETS	8,667	(12,616)	(3,949)	20,901	(19,555)	1,346
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	3,954	(8,684)	(4,730)	6,651	(6,420)	231
Time, $100,000 and over	(2,307)	(1,361)	(3,668)	1,443	(3,663)	(2,220)
Other time deposits	(3,216)	(2,858)	(6,074)	(2,125)	(7,246)	(9,371)
Short-term borrowings	292	135	427	(1,771)	(2,067)	(3,838)
Other borrowings	(1,530)	925	(605)	2,067	(3,238)	(1,171)
TOTAL INTEREST BEARING LIABILITIES	(2,807)	(11,843)	(14,650)	6,265	(22,634)	(16,369)
NET INTEREST INCOME	$11,474	$(773)	$10,701	$14,636	$3,079	$17,715

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. We believe the allowance for loan and lease losses as of December 31, 2010, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

The allowance for loan and lease losses at December 31, 2010, was 1.82% of loans and leases and 47.12% of nonperforming loans compared to 1.80% of loans and leases and 53.56% of nonperforming loans at December 31, 2009. The provision for loan losses totaled $32.5 million for 2010 compared to $39.4 million for 2009. Additions to the allowance for loan and lease losses continued during 2010 due to a variety of factors including the continuation of depressed economic conditions, primarily in our Western markets of Arizona and Montana, that have resulted in increased delinquencies, reductions in the appraised values of collateral and downgrades in internal risk ratings of loans, including particularly the loans in those geographies.
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

Noninterest Income

The table below shows our noninterest income for the years indicated:

NONINTEREST INCOME
(Dollars in thousands)
	For the years ended December 31,			% Change
	2010	2009	2008	2010/ 2009	2009/ 2008
Service charges and fees, net	$13,900	$12,541	$11,654	11%	8%
Loan servicing income	7,232	9,666	4,600	(25)	110
Trust fees	9,206	7,773	7,906	18	(2)
Brokerage and insurance commissions	3,184	3,117	3,719	2	(16)
Securities gains, net	6,834	8,648	1,525	(21)	467
Gain (loss) on trading account securities	(91)	211	(998)	(143)	(121)
Impairment loss on equity securities	—	(40)	(5,151)	(100)	(99)
Gains on sale of loans	8,088	6,084	1,610	33	278
Income (loss) on bank-owned life insurance	1,466	1,002	(1,184)	46	(185)
Gain on acquisition	—	1,296	—	(100)	—
Gain on sale of merchant services	—	—	5,200	—	(100)
Other noninterest income	2,510	2,406	1,315	4	83
Total noninterest income	$52,329	$52,704	$30,196	(1)%	75%

Noninterest income was $52.3 million during 2010 compared to $52.7 million during 2009, a decrease of $375,000 or 1%. Positively affecting noninterest income during 2010 were increases in service charges and fees, trust fees, gains on sale of loans and income on bank-owned life insurance. A portion of these increases were offset by decreases in loan servicing income and securities gains. Additionally, noninterest income during 2009 included a $1.3 million gain on acquisition. During 2009, noninterest income increased $22.5 million or 75% compared to 2008. The categories experiencing the largest increases were loan servicing income, securities gains and gains on sale of loans. Also positively affecting total noninterest income during 2009 was the $1.3 million gain on acquisition and $1.1 million in payments due from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition that was recorded in the other noninterest income category.
During 2010, service charges and fees increased $1.4 million or 11%. Service charges on checking and savings accounts recorded during 2010 were $2.7 million compared to $2.3 million during 2009, an increase of $443 thousand or 19%. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts continued at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Overdraft fees recorded during 2010 were $6.1 million compared to $5.9 million during 2009, an increase of $135,000 or 2%. Revisions to Regulation E became effective on August 1, 2010, and the impact on our overdraft fees was minimal during the last two quarters of 2010 as our Bank Subsidiaries were able to add 7,000 accounts to their overdraft protection service. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $4.4 million during 2010 compared to $3.6 million during 2009, an increase of $836 thousand or 23%. During 2009, service charges and fees increased $887,000 or 8% compared to 2008. Service charges on checking and savings accounts were $2.3 million during 2009 compared to $1.7 million during 2008, an increase of $618,000 or 37%, primarily as a result of the low earnings credit rate on commercial checking accounts. Overdraft fees recorded during 2009 were $5.9 million compared to $6.0 million during 2008, a decrease of $102,000 or 2%.

Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in deposit service charges and fees of $3.6 million during 2009 compared to $2.9 million during 2008, an increase of $687,000 or 24%.

Loan servicing income decreased $2.4 million or 25% for 2010 as compared to 2009. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans we originate and sell into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $5.8 million in 2010 compared to $8.6 million in 2009 and amortization of mortgage servicing rights was $4.1 million in 2010 compared to $3.6 million in 2009. Long-term mortgage loan rates fell to all-time lows during the third and fourth quarters of 2010 and resulted in increased residential mortgage loan refinancing activity. Although the low mortgage rates during the last two quarters of 2010 positively impacted mortgage servicing rights income and amortization of mortgage servicing rights, the prolonged low interest rate environment during the first two quarters of 2009, compared to more normalized rates in the first two quarters of 2010, more heavily influenced the full year results for loan servicing income. Also included in loan servicing income are the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others was $3.1 million in 2010 compared to $2.4 million in 2009. The portfolio of mortgage loans we serviced for others totaled $1.40 billion at December 31, 2010, compared to $1.15 billion at December 31, 2009. Loan servicing income increased $5.1 million or 110% during 2009. This increase was largely due to an increase in service fees collected on the mortgage loans we sold into the secondary market while retaining servicing. The portfolio of mortgage loans we serviced for others totaled $1.15 billion at December 31, 2009, compared to $712.9 million at December 31, 2008, generating mortgage loan servicing fees of $2.4 million for 2009 and $1.7 million for 2008. Mortgage servicing rights income totaled $8.6 million during 2009 compared to $2.5 million during 2008. Amortization of mortgage servicing rights was $3.6 million in 2009 compared to $1.8 million during 2008. Note 8 to the consolidated financial statements contains a discussion about our mortgage servicing rights. We intend to continue to emphasize residential mortgage loan origination and expanded this line of business with the addition of National Residential Mortgage during the fourth quarter of 2010. Recent legislative changes have caused non-bank competitors to get out of this business and Heartland management believes this creates a significant opportunity for expansion of its residential mortgage loan origination activities.

Trust fees increased $1.4 million or 18% during 2010 and decreased $133,000 or 2% during 2009. A large portion of trust fees are based upon the market value of the trust assets under management, which was $2.04 billion at year-end 2010, $1.70 billion at year-end 2009 and $1.40 billion at year-end 2008. Those values fluctuate throughout the year as market conditions improve or decline. During 2010, market conditions had stabilized in comparison to 2009. The total number of trust accounts was 2,084 at December 31, 2010, compared to 2,033 at December 31, 2009, and 2,097 at December 31, 2008.

Brokerage and insurance commissions increased $67,000 or 2% during 2010 compared to a decrease of $602,000 or 16% during 2009. The decrease during 2009 occurred in the brokerage area as clients were uncertain about the condition of the financial markets and unwilling to make investments that could result in further losses in their portfolios. The decline at Heartland was consistent with the national average decrease of 16-20% other providers experienced during 2009.

Securities gains totaled $6.8 million during 2010, $8.6 million during 2009 and $1.5 million during 2008. Securities designed to outperform in a declining rate environment were sold during 2010 and 2009 and replaced with securities that are expected to outperform as rates rise.

The equity securities trading portfolio recorded losses of $91,000 during 2010 compared to gains of $211,000 during 2009 and losses of $998,000 during 2008. The gains and losses recorded on this portfolio were generally reflective of the overall activity in the stock market. The losses recorded during 2008 included $270,000 recorded for further declines in the market value of Fannie Mae preferred securities that had been transferred into the trading portfolio in September 2008.

We recorded no impairment losses on securities deemed to be other than temporarily impaired during 2010 compared to $40,000 during 2009 and $5.2 million during 2008. Nearly all of the loss in 2008 was attributable to our investment in perpetual preferred securities issued by Fannie Mae, which was included in securities available for sale at a cost of $5.1 million. At September 30, 2008, these securities were written down to their trading value of $436,000 and transferred to the trading portfolio. We do not hold any common or any other equity securities issued by Fannie Mae or Freddie Mac.

Gains on sale of loans totaled $8.1 million during 2010, $6.1 million during 2009 and $1.6 million during 2008. These gains increased during 2010 compared to 2009 as long-term mortgage loan rates fell to all-time lows during the last half of 2010 and resulted in increased refinancing activity on 15- and 30-year, fixed-rate mortgage loans which we normally elect to sell into the secondary market and retain the servicing. Similarly, during the first half of 2009, long-term mortgage loan rates fell below 5.00% and resulted in significantly increased refinancing activity. During 2010, we originated $694.3 million in new and refinanced mortgage loans to 3,982 borrowers compared to $825.2 million to 4,560 borrowers in 2009 and $328.4 million to 1,830 borrowers in 2008. Even though the 2010 volume of these types of loans was below the 2009 volume, the gains on sale were higher in 2010 as the loan officers were more effective in their pricing on these loans.

The change in cash surrender value on bank-owned life insurance resulted in income of $1.5 million during 2010 compared to income of $1.0 million during 2009 and a loss of $1.2 million during 2008. A large portion of our bank-owned life insurance is held in a separate account product that experienced significant market value declines during the last half of 2008, but recovered in 2009 and 2010.

Other noninterest income increased $104,000 or 4% during 2010 compared to an increase of $1.1 million or 83% during 2009. Included in the 2009 noninterest income was $1.1 million in payments due from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition.

Noninterest Expense

The table below shows our noninterest expense for the years indicated:

NONINTEREST EXPENSE
(Dollars in thousands)
	For the years ended December 31,			% Change
	2010	2009	2008	2010/ 2009	2009/ 2008
Salaries and employee benefits	$63,391	$60,465	$56,752	5%	7%
Occupancy	9,121	8,992	9,019	1	—
Furniture and equipment	6,104	6,574	6,968	(7)	(6)
Professional fees	10,446	9,127	9,876	14	(8)
FDIC insurance assessments	5,441	6,578	1,446	(17)	355
Advertising	3,830	3,337	3,762	15	(11)
Goodwill impairment charge	1,639	12,659	—	(87)	—
Intangible assets amortization	591	866	943	(32)	(8)
Net loss on repossessed assets	15,264	10,847	827	41	1,212
Other noninterest expenses	13,412	13,075	12,646	3	3
Total noninterest expense	$129,239	$132,520	$102,239	(2)%	30%
Efficiency ratio(1)	66.79%	73.07%	68.78%

(1) Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

For 2010, noninterest expense decreased $3.3 million or 2% when compared to 2009. Goodwill impairment charges totaled $1.6 million during 2010 and $12.7 million during 2009. Exclusive of these goodwill impairment charges, noninterest expense increased $7.7 million or 6% in 2010. The primary contributors to this increase were increases in salaries and employee benefits, professional fees and net losses on repossessed assets. The effect of these increases was mitigated by a decrease in FDIC insurance assessments. For 2009, noninterest expense increased $30.3 million or 30% when compared to 2008. Exclusive of the $12.7 million goodwill impairment charge, noninterest expense increased $17.6 million or 17%. The noninterest expense categories contributing to the increase during 2009 were employee salaries and benefits, FDIC assessments and net losses on repossessed assets.
The largest component of noninterest expense, salaries and employee benefits, grew by $2.9 million or 5% during 2010 and $3.7 million or 7% during 2009. Total average full-time equivalent employees were 1,027 during 2010 compared to 1,024 during 2009 and 1,006 during 2008. The increase in 2009 was primarily due to the opening of Minnesota Bank & Trust in April 2008 and additional staffing at New Mexico Bank & Trust to grow its customer base, at Heartland’s operations center to provide support services to the Bank Subsidiaries and at Galena State Bank & Trust Co. as a result of The Elizabeth State Bank acquisition. The addition of twenty-six employees at National Residential Mortgage took our total full-time equivalent employees to 1,066 at December 31, 2010.

Professional fees increased $1.3 million or 14% during 2010 compared to a decrease of $749,000 or 8% during 2009. Legal fees related to collection efforts on nonperforming loans were a larger portion of the professional fees paid during both 2010 and 2008.

FDIC insurance assessments totaled $5.4 million during 2010 compared to $6.6 million during 2009 and $1.4 million during 2008, a decrease of $1.1 million or 17% for 2010 and an increase of $5.1 million or 355% for 2009. The significant increase in 2009 was primarily attributable to the FDIC insurance assessment rate change from a range of 10 to 14 basis points to a range of 12 to 16 basis points beginning in the second quarter. Also included in the FDIC assessments recorded during 2009 was $1.7 million for the emergency special assessment.

Advertising expense was $3.8 million during 2010 compared to $3.3 million during 2009 and $3.8 million during 2008. During 2010, we engaged a third party service provider to redesign the websites for our ten bank subsidiaries.

Heartland’s goodwill, which is related to acquisitions in prior years, is evaluated for impairment on an annual basis or when events or circumstances suggest impairment may have occurred. Due to the adverse economic conditions in our Arizona and Montana markets, we engaged an independent third party valuation expert to value the goodwill of those banks at the end of 2009. As a result of these valuations, we recorded a goodwill impairment charge of $5.2 million at Arizona Bank & Trust and $7.5 million at Rocky Mountain Bank in 2009. After the impairment charge was recorded, goodwill totaled $27.5 million or less than 1% of total assets at December 31, 2009. An additional goodwill impairment charge of $1.6 million was recorded at Rocky Mountain Bank during the third quarter of 2010. This amount represented the correction of a calculation error discovered during the third quarter of 2010 related to the impairment calculation in the valuation performed in 2009. After consideration of both quantitative and qualitative factors, we determined the amount was not material to the financial statements for 2009 and thus recorded such amount in the third quarter of 2010.

Net losses on repossessed assets totaled $15.3 million during 2010 compared to $10.8 million during 2009 and $827,000 during 2008. A majority of the losses in both years resulted from valuation adjustments due to continued reductions in real estate values, particularly in our Phoenix, Arizona and Bozeman, Montana markets.

Income Taxes

Heartland's effective tax rate was 29.2% for 2010 compared to 52.3% for 2009. Excluding the non-deductible goodwill impairment charges, our effective tax rate was 27.8% for 2010 and 27.2% for 2009. The effective tax rate during 2010 included $548,000 in federal low-income housing tax credits compared to $218,000 in these same credits during both 2009 and 2008. The additional credits in 2010 were associated with Dubuque Bank and Trust Company’s ownership interest in a new low-income housing project for seniors located in Dubuque, Iowa. The effective tax rate is affected by the level of tax-exempt interest income which, as a percentage of pre-tax income exclusive of the non-deductible goodwill impairment charges, was 26.0% during 2010 compared to 32.1% during 2009. The tax-equivalent adjustment for this tax-exempt interest income was $4.9 million during 2010 compared to $4.5 million during 2009.
Heartland's effective tax rate was 52.3% for 2009 compared to 22.7% for 2008. Excluding the non-deductible goodwill impairment charge, Heartland’s effective tax rate was 27.2% for 2009 compared to 22.7% for 2008. The effective tax rate during 2009 did not include any federal rehabilitation tax credits while $570,000 in federal rehabilitation tax credits associated with Dubuque Bank and Trust Company’s ownership interests in limited liability companies that own certified historic structures were included in 2008. The effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income exclusive of the non-deductible goodwill impairment charge, was 32.1% during 2009 compared to 50.5% during 2008. The tax-equivalent adjustment for this tax-exempt interest income was $4.5 million during 2009 compared to $3.9 million during 2008.

FINANCIAL CONDITION

At December 31, 2010, total assets had decreased $13.5 million or less than 1% since year-end 2009. Securities represented 32% of total assets at December 31, 2010, compared to 29% at December 31, 2009. Additional securities were purchased during 2010 as deposit growth outpaced loan growth.

Lending Activities

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan and lease portfolio at the end of the years indicated:

LOAN AND LEASE PORTFOLIO
(Dollars in thousands)
	As of December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans and leases receivable held to maturity:
Commercial	$558,031	23.75%	$420,021	17.98%	$434,444	18.03%	400,788	17.55%	$354,663	16.48%
Commercial real estate	1,160,962	49.43	1,250,087	53.52	1,283,627	53.27	1,231,809	53.93	1,129,075	52.47
Residential real estate	163,726	6.97	175,059	7.49	203,921	8.46	217,044	9.50	225,343	10.47
Agricultural and agricultural real estate	250,943	10.68	256,780	10.99	247,664	10.28	225,663	9.88	233,748	10.86
Consumer	214,515	9.13	231,709	9.92	234,061	9.72	199,518	8.74	194,652	9.05
Lease financing, net	981	0.04	2,326	0.10	5,829	0.24	9,158	0.40	14,359	0.67
Gross loans and leases receivable held to maturity	2,349,158	100.00%	2,335,982	100.00%	2,409,546	100.00%	2,283,980	100.00%	2,151,840	100.00%
Unearned discount	(2,581)		(2,491)		(2,443)		(2,107)		(1,875)
Deferred loan fees	(2,590)		(2,349)		(2,102)		(1,706)		(2,120)
Total net loans and leases receivable held to maturity	2,343,987		2,331,142		2,405,001		2,280,167		2,147,845
Loans covered under loss share agreements:
Commercial and commercial real estate	$10,056	48.34%	$15,068	47.29%	$—	—%	$—	—%	$—	—%
Residential mortgage	5,792	27.85	8,984	28.20	—	—	—	—	—	—
Agricultural and agricultural real estate	2,723	13.09	3,626	11.38	—	—	—	—	—	—
Consumer	2,229	10.72	4,182	13.13	—	—	—	—	—	—
Total loans covered under loss share agreements	20,800	100.00%	31,860	100.00%	—	—%	—	—%	—	—%
Allowance for loan and lease losses	(42,693)		(41,848)		(35,651)		(32,993)		(29,981)
Loans and leases receivable, net	$2,322,094		$2,321,154		$2,369,350		$2,247,174		$2,117,864

The table below sets forth the remaining maturities by loan and lease category, including loans held for sale and loans covered by loss share agreements, and excluding unearned discount and deferred loan fees, as of December 31, 2010:

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES(1)
(Dollars in thousands)
		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$276,286	$77,210	$58,549	$94,359	$53,389	$559,793
Commercial real estate	455,369	432,352	148,820	28,042	104,673	1,169,256
Residential real estate	53,493	33,047	18,623	46,439	41,820	193,422
Agricultural and agricultural real estate	125,507	64,980	31,402	10,705	21,072	253,666
Consumer	51,432	62,017	8,012	12,884	82,399	216,744
Lease financing, net	495	450	—	36	—	981
Total	$962,582	$670,056	$265,406	$192,465	$303,353	$2,393,862

(1) Maturities based upon contractual dates

Total loans and leases, exclusive of those covered by loss share agreements, were $2.34 billion at December 31, 2010, compared to $2.33 billion at year-end 2009, an increase of $12.8 million or 1 percent. Total loans and leases, exclusive of those covered by loss share agreements, decreased $17.6 million during the fourth quarter of 2010 compared to a decrease of $24.2 million during the third quarter of 2010, an increase of $16.5 million during the second quarter of 2010 and an increase of $38.1 million during the first quarter of 2010. The loan category experiencing the majority of the growth during 2010 was commercial and commercial real estate loans. During 2009, total loans and leases, exclusive of those covered by the FDIC loss share agreements, experienced a decrease of $73.9 million or 3%. The only loan category to experience growth during 2009 was agricultural and agricultural real estate loans, which also experienced a slight decrease during the fourth quarter of 2009. Total loans and leases, exclusive of The Elizabeth State Bank acquisition, decreased $36.7 million during the fourth quarter of 2009, decreased $7.2 million during the third quarter of 2009, increased $18.6 million during the second quarter of 2009 and decreased $48.6 million during the first quarter of 2009.

The commercial and commercial real estate loan category continues to be the primary focus for all the Heartland subsidiary banks. These loans comprised 73% of the loan portfolio at year-end 2010, 72% at year-end 2009 and 71% at year-end 2008. These loans increased $48.9 million or 3% during 2010 compared to a decrease of $48.0 million or 3% during 2009. Most of the 2010 growth occurred at Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust and Minnesota Bank & Trust.

Residential mortgage loans experienced a decrease of $11.3 million or 6% during 2010 and $28.9 million or 14% during 2009. Management anticipates that growth in our residential mortgage loan portfolio will be slower in low interest rate environments when consumers are more apt to choose 15- and 30-year fixed-rate mortgage loans which are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Bank Subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Agricultural and agricultural real estate loans outstanding decreased $5.8 million or 2% during 2010 compared to an increase of $9.1 million or 4% during 2009. Nearly all of the growth in 2009 occurred at Dubuque Bank and Trust Company. Of the $250.9 million in agricultural loans, over 70% were originated at our Midwestern banks. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle, with approximately 32% being in grain production.

Consumer loans decreased $17.2 million or 7% during 2010 and $2.4 million or 1% during 2009. Consumer loans at Citizens Finance Co. comprised 24% of our total consumer loan portfolio at December 31, 2010, 21% at December 31, 2009, and 20% as of December 31, 2008. Expansion of Citizens Finance Co. was put on hold until December of 2010, when its ninth office was opened in Aurora, Illinois.

Although the risk of nonpayment for any reason exists with respect to all loans, specific risks are associated with each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower’s management and the impact of national and regional economic factors. Additionally, risks associated with commercial and agricultural real estate loans include fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those on residential real estate, are dependent on the borrower’s continuing financial stability as well as the value of the collateral underlying these credits, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. These risks are described in more detail in Item 1A. “Risk Factors” of this Form 10-K. We monitor loan concentrations and do not believe we have excessive concentrations in any specific industry.

Our strategy with respect to the management of these types of risks, whether loan demand is weak or strong, is to encourage the Bank Subsidiaries to follow tested and prudent loan policies and underwriting practices which include: (i) granting loans on a sound and collectible basis; (ii) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (iii) administering loan policies through a board of directors; (iv) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; and (v) ensuring that each loan is properly documented and, if appropriate, guaranteed by government agencies and that insurance coverage is adequate.

Loans and leases secured by real estate, either fully or partially, totaled $1.7 billion or 71% of total loans and leases at December 31, 2010, and $1.8 billion or 78% of total loans and leases at December 31, 2009. Approximately 60% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below:

LOANS SECURED BY REAL ESTATE
(Dollars in thousands)	As of December 31,
	2010	2009
Residential real estate, excluding residential construction and residential lot loans	$389,790	$427,276
Industrial, manufacturing, business and commercial	186,558	235,929
Agriculture	201,750	197,885
Land development and lots	152,658	176,995
Retail	168,916	161,008
Office	124,041	130,479
Hotel, resort and hospitality	97,442	101,182
Warehousing	65,196	72,639
Food and beverage	68,550	61,982
Multi-family	62,886	49,884
Residential construction	42,564	46,940
All other	137,216	142,891
Total loans secured by real estate	$1,697,567	$1,805,090

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS
(Dollars in thousands)
	As of December 31,
	2010	2009	2008	2007	2006
Not covered under loss share agreements:
Nonaccrual loans and leases	$90,512	$78,118	$76,953	$30,694	$8,104
Loans and leases contractually past due 90 days or more	85	17	1,005	1,134	315
Total nonperforming loans and leases	90,597	78,135	77,958	31,828	8,419
Other real estate	31,731	30,205	11,750	2,195	1,575
Other repossessed assets	302	501	1,484	438	349
Total nonperforming assets not covered under loss share agreements	$122,630	$108,841	$91,192	$34,461	$10,343
Covered under loss share agreements:
Nonaccrual loans and leases	$4,901	$4,170	$—	$—	$—
Loans and leases contractually past due 90 days or more	—	—	—	—	—
Total nonperforming loans and leases	4,901	4,170	—	—	—
Other real estate	271	363	—	—	—
Other repossessed assets	—	—	—	—	—
Total nonperforming assets covered under loss share agreements	$5,172	$4,533	$—	$—	$—
Restructured loans(1)	$23,719	$46,656	$—	$—	$—
Nonperforming loans and leases not covered under loss share agreements to total loans and leases receivable	3.87%	3.35%	3.24%	1.40%	0.39%
Nonperforming assets not covered under loss share agreements to total loans and leases receivable plus repossessed property	5.16%	4.61%	3.77%	1.51%	0.48%
Nonperforming assets not covered under loss share agreements to total assets	3.07%	2.71%	2.51%	1.06%	0.34%

(1) Represents accruing restructured loans performing according to their restructured terms.

We had $36.4 million of restructured loans at December 31, 2010, of which $12.7 million was classified as nonaccrual and $23.7 million was accruing interest according to the restructured terms. At December 31, 2009, we had $62.6 million of restructured loans, of which $15.9 million was classified as nonaccrual and $46.7 million was accruing interest according to the restructured terms.

We regularly monitor and continue to develop systems to oversee the quality of our loan portfolio. Under our internal loan review program, loan review officers are responsible for reviewing existing loans and leases, testing loan ratings assigned by loan officers, identifying potential problem loans and leases and monitoring the adequacy of the allowance for loan and lease losses at the Bank Subsidiaries. An integral part of our loan review program is a loan rating system, under which a rating is assigned to each loan and lease within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history.

Nonperforming loans and leases, exclusive of those covered under the loss sharing agreements, were $90.6 million or 3.87% of total loans and leases receivable at December 31, 2010, compared to $78.1 million or 3.35% of total loans and leases receivable at December 31, 2009, and $78.0 million or 3.24% at December 31, 2008. Approximately 62%, or $56.0 million, of our nonperforming loans are to 25 borrowers, with $17.9 million originated by Rocky Mountain Bank, $11.8 million originated by Summit Bank & Trust, $8.9 million originated by Wisconsin Community Bank, $8.8 million originated by New Mexico Bank & Trust, $5.2 million originated by Arizona Bank & Trust, $1.8 million originated by Galena State Bank and Trust Company and $1.6 million originated by Riverside Community Bank. At December 31, 2009, approximately 64%, or $50.1 million, of our nonperforming loans were to twenty borrowers, with $15.0 million originated by Rocky Mountain Bank, $13.7 million originated by Summit Bank & Trust, $7.5 million originated by Wisconsin Community Bank, $6.5 million originated by Arizona Bank & Trust, $2.9 million originated by New Mexico Bank & Trust, $2.9 million originated by Riverside Community Bank and $1.6 million originated by Dubuque Bank and Trust. The portion of our nonperforming loans covered by government guarantees was $3.7 million at December 31, 2010, and $3.3 million at December 31, 2009.
The industry breakdown for nonperforming loans at December 31, 2010, as identified using the North American Industry Classification System (NAICS) was $13.1 million to lessors of real estate, $11.6 million for lot and land development, $6.6 million for other activities related to real estate and $3.8 million for construction and development. The remaining $20.9 million was distributed among 9 other industries. At December 31, 2009, the industry breakdown for nonperforming loans was $16.7 million for lots and land development, $6.5 million for real estate financing provider, $6.0 million for construction and development of commercial real estate, $5.8 million for transportation and $4.9 million to lessors of real estate. The remaining $15.1 million was distributed among seven other industries.
Delinquencies in each of the loan portfolios continues to be well managed and no significant adverse trends have been identified. Loans delinquent between 30 and 90 days as a percent of total loans were 0.67% at December 31, 2010, compared to 1.65% at September 30, 2010, 0.61% at June 30, 2010, 1.22% at March 31, 2010, and 1.22% at December 31, 2009. The increase in the third quarter of 2010 was attributed to six credits, half of which returned to current status during the fourth quarter.

Other real estate owned, exclusive of assets covered under loss sharing agreements, was $31.7 million at December 31, 2010, compared to $30.2 million at December 31, 2009. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues with its plans to market these properties through an orderly liquidation process instead of under a quick liquidation process that would likely result in discounts greater than the projected carrying costs. As a result of continued collection activities, it is likely that other real estate owned will increase during the first half of 2011.

In certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Although, many of our loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes, we have also participated in certain restructuring programs for residential real estate borrowers. In general, certain residential real estate borrowers facing an interest rate reset that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. In addition, during 2009, our Bank Subsidiaries began participating in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”) for loans in its servicing portfolio. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program. We also utilize a similar mortgage loan restructuring program for certain borrowers within our portfolio loans.

The Bank Subsidiaries have not been active in the origination of subprime loans. Consistent with our community banking model, which includes meeting the legitimate credit needs within the communities served, the Bank Subsidiaries may make loans to borrowers possessing subprime characteristics if there are mitigating factors present that reduce the potential default risk of the loan.

At December 31, 2010, $94.9 million or 58% of the consumer loans originated by the Bank Subsidiaries were in home equity lines of credit (“HELOC’s”) compared to $104.4 million or 56% at December 31, 2009. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, HELOC’s are established at an 80% loan to value.

Allowance For Loan And Lease Losses

The process we use to determine the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of this report.

The allowance for loan and lease losses at December 31, 2010, was 1.82% of loans and leases and 47.12% of nonperforming loans compared to 1.80% of loans and leases and 53.56% of nonperforming loans at December 31, 2009, and 1.48% of loans and leases and 45.73% of nonperforming loans at December 31, 2008. The provision for loan losses totaled $32.5 million for 2010 compared to $39.4 million for 2009 and $29.3 million for 2008. Additions to the allowance for loan and lease losses during 2010 were due to a variety of factors including the continuation of depressed economic conditions, primarily in our Western markets of Arizona and Montana, that resulted in increased delinquencies, reductions in the appraised values of collateral and downgrades in internal risk ratings of loans, including particularly the loans in those geographies. Additions to the allowance for loan and lease losses during 2009 were driven by similar factors including deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values and higher levels of charge-offs, primarily in our Western markets of Arizona, Montana and Colorado. The allowance for loan and lease losses related to total impaired loans was $12.2 million at December 31, 2010, $13.0 million at December 31, 2009, and $4.4 million at December 31, 2008.

The amount of net charge-offs not covered by loss share agreements recorded by us was $30.9 million during 2010 compared to $31.8 million during 2009. As a percentage of average loans and leases, net charge-offs were 1.31% during 2010 and 1.38% during 2009. A large portion of the net charge-offs during both years was related to commercial real estate development loans and residential lot loans. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. Citizens Finance Co., our consumer finance subsidiary, experienced net charge-offs of $1.6 million during 2010 and $1.9 million during 2009. Net losses as a percentage of average loans, net of unearned, at Citizens were 3.35% for 2010 compared to 4.27% for 2009 and 4.83% for 2008. Loans with payments past due for more than thirty days at Citizens were 4.39% of gross loans at year-end 2010 compared to 5.41% of gross loans at year-end 2009 and 6.69% of gross loans at year-end 2008. Although we may periodically experience a charge-off of more significance on an individual credit, we feel our credit culture remains solid.

The first table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans and leases outstanding. The second table below shows our allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
	As of December 31,
	2010	2009	2008	2007	2006
Allowance at beginning of year	$41,848	$35,651	$32,993	$29,981	$27,791
Charge-offs:
Commercial and commercial real estate	27,191	26,883	22,487	5,226	1,494
Residential real estate	1,641	1,869	1,010	237	227
Agricultural and agricultural real estate	301	496	33	—	148
Consumer	4,917	4,712	4,217	3,101	2,120
Lease financing	—	1,005	—	—	—
Total charge-offs	34,050	34,965	27,747	8,564	3,989
Recoveries:
Commercial and commercial real estate	1,585	1,073	226	983	1,031
Residential real estate	19	79	18	4	95
Agricultural and agricultural real estate	152	32	177	—	62
Consumer	631	601	665	654	545
Lease financing	—	—	—	—	—
Total recoveries	2,387	1,785	1,086	1,641	1,733
Net charge-offs(1)(2)	31,663	33,180	26,661	6,923	2,256
Provision for loan and lease losses from continuing operations	32,508	39,377	29,319	10,073	3,883
Provision for loan and lease losses from discontinued operations	—	—	—	—	(5)
Additions related to acquisitions	—	—	—	—	591
Reduction related to discontinued operations	—	—	—	(138)	(23)
Allowance at end of year	$42,693	$41,848	$35,651	$32,993	$29,981
Net charge-offs to average loans and leases	1.31%	1.38%	1.15%	0.30%	0.11%

(1) Includes net charge-offs at Citizens Finance Co. of $1,605 for 2010, $1,942 for 2009, $2,012 for 2008, $1,646 for 2007 and $1,215 for 2006.
(2) Includes net charge-offs on loans covered under loss share agreements of $798 for 2010 and $1,344 for 2009.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
	As of December 31,
	2010		2009		2008		2007		2006
	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable
Commercial and commercial real estate(1)	$30,841	73.18%	$33,585	71.50%	$23,133	71.30%	$22,564	71.48%	$18,612	68.95%
Residential real estate	2,381	6.97	1,691	7.49	2,007	8.46	2,345	9.50	1,688	10.47
Agricultural and agricultural real estate	2,147	10.68	2,852	10.99	2,013	10.28	1,868	9.88	2,075	10.86
Consumer	6,315	9.13	3,566	9.92	3,322	9.72	2,954	8.74	3,008	9.05
Lease financing	9	0.04	17	0.10	97	0.24	128	0.40	192	0.67
Unallocated	1,000		137		5,079		3,134		4,406
Total allowance for loan and lease losses	$42,693		$41,848		$35,651		$32,993		$29,981

(1) For 2010, the amount allocated to commercial was $10,525 and the amount allocated to commercial real estate was $20,316.

Securities

The composition of our securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on our asset/liability position and liquidity needs. Securities represented 32% of total assets at December 31, 2010, and 29% of total assets at December 31, 2009. Total available for sale securities as of December 31, 2010, were $1.20 billion, an increase of $69.2 million or 6% from year-end 2009. Total available for sale securities as of December 31, 2009, were $1.14 billion, an increase of $263.8 million or 30% from year-end 2008. Additional securities were purchased during both years as loan growth slowed.

The composition of the securities portfolio shifted from an emphasis in mortgage-backed securities to U.S. government corporations and agencies during both 2010 and 2009 as the spread on mortgage-backed securities narrowed in comparison to government agency securities. The percentage of mortgage-backed securities was 48% at year-end 2010 compared to 53% at year-end 2009 and 56% at year-end 2008. Nearly 80% of Heartland’s mortgage-backed securities were issuances of government-sponsored enterprises on December 31, 2010.

The table below presents the composition of the securities portfolio, by major category:

SECURITIES PORTFOLIO COMPOSITION
(Dollars in thousands)
	As of December 31,
	2010		2009		2008
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$320,007	25.30%	$279,441	23.78%	$195,356	21.62%
Mortgage-backed securities	609,865	48.23	623,949	53.09	509,501	56.38
Obligations of states and political subdivisions	294,259	23.27	238,893	20.33	163,597	18.10
Other securities	40,433	3.20	32,934	2.80	35,251	3.90
Total	$1,264,564	100.00%	$1,175,217	100.00%	$903,705	100.00%

At December 31, 2010, we had $25.2 million of equity securities, including capital stock in the various Federal Home Loan Banks of which the Bank Subsidiaries are members and all of which were classified as available for sale.  The tables below present the maturities of the debt securities in the securities portfolio at December 31, 2010, by major category and classification as available for sale or held to maturity:

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$54,874	1.05%	$250,293	1.07%	$14,840	2.71%	$—	—%	$320,007	1.81%
Mortgage-backed securities	121,044	4.73	394,774	3.58	11,339	6.71	72,883	4.78	600,040	4.02
Obligations of states and political subdivisions(1)	6,255	6.36	51,514	5.61	118,834	5.47	67,860	6.36	244,463	5.77
Corporate debt securities	—	—	—	—	—	—	14,974	1.15	14,974	1.15
Total	$182,173	3.68%	$696,581	2.83%	$145,013	5.28%	$155,717	5.12%	$1,179,484	3.75%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$—	—%	$7,987	8.53%	$1,838	6.80%	$—	—%	$9,825	7.87%
Obligations of states and political subdivisions(1)	—	—	—	—	1,287	8.28	48,509	5.51	49,796	5.58
Total	$—	—%	$7,987	8.53%	$3,125	7.41%	$48,509	5.51%	$59,621	5.96%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax.

Although there remains a net unrealized aggregate gain on the debt securities held in our available for sale portfolio, some of those securities had market values below their amortized cost basis at December 31, 2010. Because the majority of the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2010. See Note 4 to our consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated:

AVERAGE DEPOSITS
(Dollars in thousands)
	For the years ended December 31,
	2010			2009			2008
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$536,053	17.63%	—%	$437,468	15.36%	—%	$372,496	15.17%	—%
Savings	1,557,658	51.24	0.88	1,282,212	45.03	1.44	938,701	38.22	1.94
Time deposits less than $100,000	649,892	21.38	2.63	754,814	26.51	3.06	807,617	32.89	4.02
Time deposits of $100,000 or more	296,325	9.75	2.54	373,159	13.10	3.00	336,926	13.72	3.98
Total deposits	$3,039,928	100.00%		$2,847,653	100.00%		$2,455,740	100.00%

Total average deposits experienced an increase of $192.3 million or 7% during 2010 and $391.9 million or 16% during 2009. Exclusive of brokered deposits, total average deposits increased $199.7 million or 7% during 2010 and $423.3 million or 18% during 2009. The Elizabeth State Bank acquisition included $49.5 million in deposits, which accounted for $24.8 million of the growth in average deposits for 2009 as these deposits were only with Heartland for half of the year. For 2010, all of the Bank Subsidiaries except for Rocky Mountain Bank and First Community Bank experienced growth in nonbrokered deposits in 2010. All the Bank Subsidiaries experienced growth in nonbrokered deposits during 2009. During both years, this growth was weighted more heavily in our Midwestern markets, which were responsible for 53% of the growth during 2010 and 58% of the growth during 2009. The addition of new banking locations in both the West and Midwest have contributed to the growth in deposits, as well as the increased focus on attracting new deposit customers in all of the markets served by the Bank Subsidiaries.

Growth in demand and savings deposits is attributable to an increased emphasis on non-maturity core deposit products over higher-cost certificates of deposit. Average demand deposits as a percentage of total average deposits increased to 18% during 2010 compared to 15% in both 2009 and 2008. Average savings deposits increased to 51% of total average deposits during 2010 compared to 45% during 2009 and 38% during 2008. Average certificates of deposit decreased to 31% of total average deposits during 2010 compared to 40% in 2009 and 47% in 2008. Additionally, commercial and retail customers have continued to build cash reserves.

Average demand deposits increased $98.6 million or 23% during 2010 and $65.0 million or 17% during 2009. We will continue to focus efforts on growing demand deposit account balances with internally-developed, companywide acquisition programs. The percentage of our total average demand deposit balances attributable to branch banking offices in our Western markets was 57% in 2010 compared to 59% in 2009 and 56% in 2008.

Average savings deposit balances increased by $275.4 million or 21% during 2010 and $343.5 million or 37% during 2009. The percentage of our total average savings deposit balances attributable to branch banking offices in our Western markets was 39% in 2010 and 2009 compared to 40% in 2008.

Average time deposits, excluding brokered time deposits, decreased $174.4 million or 16% during 2010 and increased $14.8 million or 1% during 2009. The decrease in time deposits during 2010 and the slower growth in time deposits during 2009 was attributable to an increased emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Bank Subsidiaries priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers. Additionally, due to the low interest rates, many certificate of deposit customers have elected to place their maturing balances in checking or savings accounts while waiting for interest rates to improve. The percentage of our total average time deposit balances attributable to branch banking offices in our Western markets was 35% during 2010 compared to 38% during 2009 and 35% during 2008.

Average brokered time deposits as a percentage of total average deposits were 1% during 2010 compared to 2% during 2009 and 3% during 2008. The reliance on brokered time deposits has decreased during more recent years as the Bank Subsidiaries were able to grow deposits in their own markets at comparable or lower interest rates.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2010:

TIME DEPOSITS $100,000 AND OVER
(Dollars in thousands)
December 31, 2010
3 months or less	$55,557
Over 3 months through 6 months	29,038
Over 6 months through 12 months	60,194
Over 12 months	130,147
$274,936

Borrowed Funds

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term Federal Home Loan Bank ("FHLB") advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of December 31, 2010, the amount of short-term borrowings was $235.9 million compared to $162.4 million at year-end 2009, an increase of $73.5 million or 45%, primarily due to activity in retail repurchase agreements. All of the Bank Subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the reserve requirements of the Bank Subsidiaries, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $212.7 million at December 31, 2010, compared to $145.6 million at year-end 2009, an increase of $67.1 million or 46%. At year-end 2009, short-term borrowings were $162.4 million compared to $210.2 million at year-end 2008, a decrease of $47.8 million or 23%. This decrease was primarily attributable to fed funds purchased balances which were $4.3 million at December 31, 2009, in comparison with $34.7 million at December 31, 2008.

Also included in short-term borrowings is the revolving credit line we established with an unaffiliated bank on September 28, 2009, primarily to provide working capital to Heartland. This credit line, which was renewed for another year on September 28, 2010, may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland, the primary purpose of which is to hold and manage certain nonperforming loans and assets to allow the liquidation of those assets at a time that is more economically advantageous. Under this unsecured revolving credit line, we may borrow up to $15.0 million at any one time. At December 31, 2010 and 2009, $5.0 million was outstanding on this revolving credit line. On November 12, 2010, we established a $5.0 million revolving credit line with a second unaffiliated bank, primarily to provide an additional source of working capital to Heartland. At December 31, 2010, this revolving credit line had not been utilized. During 2008, short-term borrowings included a $60.0 million revolving credit line Heartland had with third-party banks, primarily to provide working capital to Heartland and Citizens Finance Co. On December 19, 2008, Heartland received $81.7 million through participation in the CPP. In an effort to prudently manage its funding costs until the Bank Subsidiaries were in need of additional capital to meet loan demands or an acquisition of a financial institution in an existing market was identified, Heartland used $34.0 million of the CPP funds received to extinguish the debt on its credit line and terminate the credit agreement.

The following table reflects information regarding our short-term borrowings as of December 31, 2010, 2009 and 2008:

SHORT-TERM BORROWINGS
(Dollars in thousands)
	As of or for the years ended December 31,
	2010	2009	2008
Balance at end of period	$235,864	$162,349	$210,184
Maximum month-end amount outstanding	235,864	205,747	367,991
Average month-end amount outstanding	198,382	140,289	230,680
Weighted average interest rate at year-end	0.48%	0.58%	0.68%
Weighted average interest rate for the year	0.58%	0.51%	1.95%

Other borrowings include all debt arrangements we have entered into with original maturities that extend beyond one year. These borrowings were $362.5 million at December 31, 2010, compared to $451.4 million at December 31, 2009, a decrease of $88.9 million or 20%. Other borrowings include wholesale repurchase agreements which totaled $85.0 million at December 31, 2010, and $135.0 million at December 31, 2009. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of our trust preferred offerings outstanding as of December 31, 2010, is as follows:

TRUST PREFERRED OFFERINGS
(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/10 (1)		Maturity Date	Callable Date
$5,000	08/07/2000	10.60%	10.60%		09/07/2030	03/07/2011
20,000	10/10/2003	8.25%	8.25%		10/10/2033	03/31/2011
25,000	03/17/2004	2.75% over Libor	3.05%	(2)	03/17/2034	03/17/2011
20,000	01/31/2006	1.33% over Libor	1.62%	(3)	04/07/2036	04/07/2011
20,000	06/21/2007	6.75%	6.75%		09/15/2037	06/15/2012
20,000	06/26/2007	1.48% over Libor	1.78%	(4)	09/01/2037	09/01/2012
$110,000

(1) Effective weighted average interest rate as of December 31, 2010, was 6.13% due to interest rate swap transactions on the variable rate securities as discussed in Note 12 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2010, was 5.33% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2010, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2010, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

Also in other borrowings are borrowings of the Bank Subsidiaries from the regional Federal Home Loan Banks. All of the Bank Subsidiaries, except for our most recent de novo bank, Minnesota Bank & Trust, own stock in the Federal Home Loan Bank of Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at December 31, 2010, totaled $135.7 million compared to $199.1 million at December 31, 2009, and $199.5 million at December 31, 2008. Total FHLB borrowings at December 31, 2010, had an average rate of 3.29 percent and an average maturity of 3.56 years. For additional information regarding these borrowings see Note 11 to our consolidated financial statements.

On December 3, 2010, we completed a private debt offering of our senior notes. The notes were sold in a private placement to various accredited investors. A total of $24.5 million was issued in five private transactions beginning on October 25, 2010, and ending on December 3, 2010. The senior notes are unsecured, bear interest at 5% per annum payable quarterly and mature on December 1, 2015. An additional $3.0 million of our senior notes was issued to one additional accredited investor on March 11, 2011.

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 14.06% and 16.23%, respectively, on December 31, 2010, compared to 13.53% and 15.20%, respectively, on December 31, 2009, and 13.26% and 14.91%, respectively, on December 31, 2008. At December 31, 2010, our leverage ratio, the ratio of Tier 1 capital to total average assets, was 9.92% compared to 9.64% and 10.68% at December 31, 2009 and 2008, respectively. Heartland and our Bank Subsidiaries have been, and will continue to be, managed to meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized us and each of our Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the table below:

RISK-BASED CAPITAL RATIOS(1)
(Dollars in thousands)
	As of and for the year ended December 31,
	2010		2009		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$403,357	14.06%	$380,334	13.53%	$368,101	13.26%
Tier 1 capital minimum requirement	114,760	4.00%	112,471	4.00%	111,017	4.00%
Excess	$288,597	10.06%	$267,863	9.53%	$257,084	9.26%
Total capital	$465,666	16.23%	$427,523	15.20%	$413,913	14.91%
Total capital minimum requirement	229,521	8.00%	224,943	8.00%	222,035	8.00%
Excess	$236,145	8.23%	$202,580	7.20%	$191,878	6.91%
Total risk-adjusted assets	$2,869,010		$2,811,782		$2,775,436

(1) Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1)
(Dollars in thousands)
	As of and for the year ended December 31,
	2010		2009		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$403,357	9.92%	$380,334	9.64%	$368,101	10.68%
Tier 1 capital minimum requirement(2)	162,580	4.00%	157,830	4.00%	137,917	4.00%
Excess	$240,777	5.92%	$222,504	5.64%	$230,184	6.68%
Average adjusted assets	$4,064,508		$3,945,757		$3,447,927

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
(2) We have established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. During 2010 and 2009, we invested capital of $10.0 million and $26.0 million, respectively, into Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. The primary purpose of Heartland Community Development Inc. is to hold and manage certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous. Heartland Community Development Inc. purchased other real estate with a fair value of $7.0 million and $26.0 million from certain of our Bank Subsidiaries during 2010 and 2009, respectively. In addition, Heartland Community Development Inc. purchased loans with a fair value of $3.7 million from one of our Bank Subsidiaries during 2010.

Summit Bank & Trust, our ninth bank, began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. our initial investment in this de novo was $12.0 million, or 80%, of the $15.0 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires us to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by us at the appraised value, not to exceed 18x earnings, or a minimum return of 7.66% on the original investment amount, whichever is greater. We pay the 7.66% minimum return to the minority stockholders annually. The obligation to repay the original investment is payable in cash or Heartland common stock or a combination of cash and common stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland common stock or a combination of cash and common stock at our option.

Minnesota Bank & Trust, Heartland’s tenth bank, began operations on April 15, 2008, in Edina, Minnesota, located in the Minneapolis, Minnesota, metropolitan area. Our initial investment in this de novo was $13.2 million, or 80%, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, us to repurchase the shares from investors.

On December 19, 2008, we received $81.7 million through participation in the CPP. Funds received were allocated to debt reduction (including $34.0 million used to extinguish debt on our credit line), capital maintenance at our Bank Subsidiaries and short-term investments. We continue to honor the intent of the CPP by seeking high quality lending opportunities and the potential acquisition of banks in our existing markets, such as The Elizabeth State Bank acquisition completed during the third quarter of 2009.

We continue to explore opportunities to expand our footprint of independent community banks. Given the current issues in the banking industry, we have changed our strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets we currently serve, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

LIQUIDITY

Liquidity refers to our ability to maintain a cash flow, which is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Investing activities used cash of $159.1 million during 2010 compared to $219.8 million during 2009 and $402.2 million during 2008. The proceeds from securities sales, paydowns and maturities were $654.3 million during 2010 compared to $437.0 million during 2009 and $300.8 million during 2008. Purchases of securities used cash of $738.6 million during 2010 compared to $683.4 million during 2009 and $531.3 million during 2008. The net increase in loans and leases used cash of $75.6 million in 2010 while the net decrease in loans and leases generated $8.2 million of cash during 2009. The net increase in loans and leases used cash of $164.5 million during 2008.

Financing activities used cash of $41.2 million in 2010 and provided cash of $311.0 million during 2009 and $365.3 million during 2008. A net decrease in deposit accounts used cash of $16.3 million in 2010 whereas an increase in deposit accounts generated $360.5 million of cash during 2009 compared to $263.9 million during 2008. Activity in short-term borrowings provided cash of $73.5 million in 2010 and used cash of $53.7 million during 2009 and $144.0 million during 2008. Cash proceeds from other borrowings were $25.1 million during 2010 as compared to $55.6 million during 2009 and $222.1 million during 2008. Repayments on other borrowings used cash of $114.0 million during 2010 as compared to $42.0 million during 2009 and $47.8 million during 2008. Proceeds from the issuance of preferred stock associated with participation in the CPP totaled $81.7 million during 2008. The preferred shares require cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year after the fifth year and rank senior to the common stock. The preferred shares may be redeemed at any time pending approval from the banking regulatory authorities.

Total cash provided by operating activities was $80.4 million in 2010 compared to $39.9 million during 2009 and $41.4 million during 2008. Cash used for the payment of income taxes was $13.7 million during 2010 compared to $7.3 million during 2009 and $9.4 million during 2008.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Our short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as such, will normally fluctuate. We believe these balances, on average, to be stable sources of funds; however, we intend to rely on deposit growth and additional FHLB borrowings in the future.

In the event of short-term liquidity needs, the Bank Subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the Bank Subsidiaries’ FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank Subsidiaries evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank Subsidiaries upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2010:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
(Dollars in thousands)
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$894,461	$445,677	$246,605	$157,388	$44,791
Long-term debt obligations	362,527	61,533	47,545	137,216	116,233
Operating lease obligations	4,935	680	967	570	2,718
Purchase obligations	3,413	2,033	1,380	—	—
Other long-term liabilities	2,863	109	304	304	2,146
Total contractual obligations	$1,268,199	$510,032	$296,801	$295,478	$165,888

Other commitments:
Lines of credit	$623,165	$526,816	$51,791	$23,725	$20,833
Standby letters of credit	48,728	38,992	9,402	157	177
Total other commitments	$671,893	$565,808	$61,193	$23,882	$21,010

On a consolidated basis, we maintain a large balance of short-term securities that, when combined with cash from operations, we believe are adequate to meet our funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including Treasury under the CPP, debt service on our revolving credit arrangements and our trust preferred securities issuances, and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from the Bank Subsidiaries and the issuance of debt securities. At December 31, 2010, Heartland’s revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $20.0 million, of which $5.0 million had been borrowed. One of these credit agreements contains specific financial covenants which are listed in Note 10 to the consolidated financial statements. At December 31, 2010, Heartland was in compliance with these covenants.

The ability of Heartland to pay dividends to its stockholders is partially dependent upon dividends paid by its subsidiaries. The Bank Subsidiaries are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $77.1 million as of December 31, 2010.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Our market risk is comprised primarily of interest rate risk resulting from our core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of our assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss.

We continually develop and apply strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees at the Bank Subsidiaries and, on a consolidated basis, by our executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and the Bank Subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for us and each of our Bank Subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on our interest rate risk profile and net interest income. Although we have entered into derivative financial instruments to mitigate the exposure of our net interest income to a change in the rate environment, we do not believe that our primary market risk exposures have changed significantly in 2010 when compared to 2009.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on our net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates during 2010 and 2009 instead of the 200 basis point shift typically used. The most recent reviews at December 31, 2010 and 2009, provided the following results:

	2010		2009
	Net Interest Income (in thousands)	% Change From Base	Net Interest Income (in thousands)	% Change From Base
Year 1
Down 100 Basis Points	$136,979	0.14%	$134,074	0.05%
Base	$136,786		$134,002
Up 200 Basis Points	$134,078	(1.98)%	$130,832	(2.37)%

Year 2
Down 100 Basis Points	$130,300	(4.74)%	$127,041	(5.19)%
Base	$134,115	(1.95)%	$130,973	(2.26)%
Up 200 Basis Points	$136,107	(0.50)%	$131,626	(1.77)%

We use derivative financial instruments to manage the impact of changes in interest rates on our future interest income or interest expense. We are exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believe we have minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 12 to the consolidated financial statements.

We enter into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the instrument is exercised.

We hold a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. As of December 31, 2010, these securities had a carrying value of $244,000 or less than 0.01% of total assets compared to $695,000 or 0.02% of total assets at year-end 2009.

ITEM 8.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		December 31,	December 31,
	Notes	2010	2009
ASSETS
Cash and due from banks	3	$58,960	$177,619
Federal funds sold and other short-term investments		3,612	4,791
Cash and cash equivalents		62,572	182,410
Securities:	4
Trading, at fair value		244	695
Available for sale, at fair value (cost of $1,188,807 for 2010 and $1,125,665 for 2009)		1,204,699	1,135,468
Held to maturity-at cost (fair value of $58,610 for 2010 and $37,477 for 2009)		59,621	39,054
Loans held for sale		23,904	17,310
Loans and leases receivable:	5
Held to maturity		2,343,987	2,331,142
Loans covered by loss share agreement	2, 5	20,800	31,860
Allowance for loan and lease losses	6	(42,693)	(41,848)
Loans and leases receivable, net		2,322,094	2,321,154
Premises, furniture and equipment, net	7	121,012	118,835
Other real estate, net		32,002	30,568
Goodwill	8	25,909	27,548
Other intangible assets, net	8	13,466	12,380
Cash surrender value on life insurance		62,508	55,516
FDIC indemnification asset	2	2,294	5,532
Other assets		69,130	66,521
TOTAL ASSETS		$3,999,455	$4,012,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:	9
Demand		$580,589	$460,645
Savings		1,558,998	1,554,358
Time		894,461	1,035,386
Total deposits		3,034,048	3,050,389
Short-term borrowings	10	235,864	162,349
Other borrowings	11	362,527	451,429
Accrued expenses and other liabilities		35,232	33,767
TOTAL LIABILITIES		3,667,671	3,697,934
STOCKHOLDERS’ EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized, 102,302 shares; none issued or outstanding)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized, 16,000 shares; none issued or outstanding)		—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1,000 per share; authorized 81,698 shares; issued 81,698 shares)		78,483	77,224
Common stock (par value $1 per share; authorized, 25,000,000 shares at December 31, 2010 and December 31, 2009; issued 16,611,671 shares)		16,612	16,612
Capital surplus		44,628	44,284
Retained earnings		184,525	172,487
Accumulated other comprehensive income		8,517	7,107
Treasury stock at cost (186,616 shares at December 31, 2010 and 265,309 shares at December 31, 2009)		(3,674)	(5,433)
TOTAL STOCKHOLDERS’ EQUITY		329,091	312,281
Noncontrolling interest		2,693	2,776
TOTAL EQUITY		331,784	315,057
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,999,455	$4,012,991
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2010	2009	2008
INTEREST INCOME:
Interest and fees on loans and leases	5	$151,794	$154,887	$164,349
Interest on securities:
Taxable		34,507	39,782	31,231
Nontaxable		12,616	8,595	6,688
Interest on federal funds sold		1	2	299
Interest on interest bearing deposits in other financial institutions		14	27	18
TOTAL INTEREST INCOME		198,932	203,293	202,585
INTEREST EXPENSE:
Interest on deposits	9	38,272	52,744	64,104
Interest on short-term borrowings		1,160	733	4,571
Interest on other borrowings		16,448	17,053	18,224
TOTAL INTEREST EXPENSE		55,880	70,530	86,899
NET INTEREST INCOME		143,052	132,763	115,686
Provision for loan and lease losses	6	32,508	39,377	29,319
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		110,544	93,386	86,367
NONINTEREST INCOME:
Service charges and fees		13,900	12,541	11,654
Loan servicing income		7,232	9,666	4,600
Trust fees		9,206	7,773	7,906
Brokerage and insurance commissions		3,184	3,117	3,719
Securities gains, net		6,834	8,648	1,525
Gain (loss) on trading account securities		(91)	211	(998)
Impairment loss on equity securities		—	(40)	(5,151)
Gains on sale of loans		8,088	6,084	1,610
Income (loss) on bank-owned life insurance		1,466	1,002	(1,184)
Gain on acquisition		—	1,296	—
Gain on sale of merchant services		—	—	5,200
Other noninterest income		2,510	2,406	1,315
TOTAL NONINTEREST INCOME		52,329	52,704	30,196
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	63,391	60,465	56,752
Occupancy	15	9,121	8,992	9,019
Furniture and equipment	7	6,104	6,574	6,968
Professional fees		10,446	9,127	9,876
FDIC insurance assessments		5,441	6,578	1,446
Advertising		3,830	3,337	3,762
Goodwill impairment charge	8	1,639	12,659	—
Intangible assets amortization	8	591	866	943
Net loss on repossessed assets		15,264	10,847	827
Other noninterest expenses		13,412	13,075	12,646
TOTAL NONINTEREST EXPENSES		129,239	132,520	102,239
INCOME BEFORE INCOME TAXES		33,634	13,570	14,324
Income taxes	13	9,846	7,196	3,312
NET INCOME		23,788	6,374	11,012
Net income available to noncontrolling interest, net of tax		115	188	280
NET INCOME ATTRIBUTABLE TO HEARTLAND		23,903	6,562	11,292
Preferred dividends and discount		(5,344)	(5,344)	(178)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$18,559	$1,218	$11,114
EARNINGS PER COMMON SHARE – BASIC		$1.13	$0.07	$0.68
EARNINGS PER COMMON SHARE – DILUTED		$1.13	$0.07	$0.68
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.40	$0.40	$0.40
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$23,788	$6,374	$11,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,366	9,036	9,244
Goodwill impairment charge	1,639	12,659	—
Provision for loan and lease losses	32,508	39,377	29,319
Provision for deferred taxes	(2,736)	(2,599)	(3,311)
Net amortization (accretion) of premium/discount on securities	7,380	2,492	(397)
Securities gains, net	(6,834)	(8,648)	(1,525)
Decrease in trading account securities	451	795	194
Loss on impairment of equity securities	—	40	5,151
Stock based compensation	926	953	920
Loans originated for sale	(639,381)	(805,250)	(266,936)
Proceeds on sales of loans	654,063	808,949	261,531
Net gain on sales of loans	(8,088)	(6,084)	(1,610)
(Increase) decrease in accrued interest receivable	1,097	(933)	1,460
(Increase) decrease in prepaid expenses	2,459	(17,979)	(193)
Decrease in accrued interest payable	(1,056)	(2,564)	(3,182)
Gain on acquisition	—	(1,296)	—
Other, net	5,856	4,559	(312)
Net cash provided by operating activities	80,438	39,881	41,365
Cash Flows From Investing Activities:
Proceeds from the sale of securities available for sale	399,901	198,086	99,265
Proceeds from the sale on securities held to maturity	—	1,659	—
Proceeds from the maturity of and principal paydowns on securities available for sale	252,514	234,640	201,022
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,913	2,592	485
Purchase of securities available for sale	(715,164)	(670,493)	(506,254)
Purchase of securities held to maturity	(23,419)	(12,895)	(25,038)
Net (increase) decrease in loans and leases	(75,583)	8,156	(164,481)
Purchase of bank-owned life insurance policies	(5,676)	—	—
Capital expenditures	(9,605)	(6,596)	(9,503)
Net cash and cash equivalents received in acquisition, net of cash paid	—	7,193	—
Proceeds on sale of OREO and other repossessed assets	16,001	17,871	2,334
Net cash used by investing activities	(159,118)	(219,787)	(402,170)
Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	124,584	475,702	274,838
Net decrease in time deposit accounts	(140,925)	(115,192)	(10,905)
Net increase (decrease) in short-term borrowings	73,515	(53,663)	(143,962)
Proceeds from other borrowings	25,075	55,552	222,063
Repayments of other borrowings	(113,977)	(41,956)	(47,837)
Proceeds from issuance of preferred stock and warrant	—	—	81,698
Purchase of treasury stock	(212)	(236)	(6,978)
Proceeds from issuance of common stock	1,360	970	2,358
Excess tax benefits on exercised stock options	28	18	462
Dividends paid	(10,606)	(10,182)	(6,461)
Net cash provided (used) by financing activities	(41,158)	311,013	365,276
Net increase (decrease) in cash and cash equivalents	(119,838)	131,107	4,471
Cash and cash equivalents at beginning of year	182,410	51,303	46,832
CASH AND CASH EQUIVALENTS AT END OF YEAR	$62,572	$182,410	$51,303
Supplemental disclosure:
Cash paid for income/franchise taxes	$13,676	$7,269	$9,406
Cash paid for interest	$56,936	$73,094	$90,081
Acquisitions:
Net assets acquired	$—	$5,625	$—
Cash received for acquisition	$—	$3,995	$—
Cash acquired from acquisition	$—	$3,198	$—
Net cash received for acquisition	$—	$7,193	$—
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Acculumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at January 1, 2008	$—	$16,612	$37,269	$173,100	$6,506	$(3,678)	$—	$229,809
Net Income				11,292			(280)	11,012
Unrealized gain (loss) on securities available for sale					(16,967)			(16,967)
Unrealized gain (loss) on derivatives arising during the period					1,782			1,782
Reclassification adjustment for net security (gains)/losses realized in net income					3,626			3,626
Reclassification adjustment for net derivative gains realized in net income					(1,025)			(1,025)
Income taxes					4,737			4,737
Comprehensive income								3,165
Initial capital injection by noncontrolling interest							3,300	3,300
Issuance of 81,698 shares of preferred stock and warrant	75,400		6,298					81,698
Cumulative preferred dividends accrued and discount accretion	178			(178)				—
Cash dividends declared:
Common, $.40 per share				(6,461)				(6,461)
Purchase of 345,627 shares of common stock						(6,978)		(6,978)
Issuance of 193,101 shares of common stock			(660)			3,830		3,170
Commitments to issue common stock			920					920
Balance at December 31, 2008	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623

Balance at January 1, 2009	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623
Net Income				6,562			(188)	6,374
Unrealized gain (loss) on securities available for sale					21,868			21,868
Unrealized gain (loss) on derivatives arising during the period					(41)			(41)
Reclassification adjustment for net security (gains)/losses realized in net income					(8,608)			(8,608)
Reclassification adjustment for net derivative gains realized in net income					196			196
Income taxes					(4,967)			(4,967)
Comprehensive income								14,822
Purchase of noncontrolling interest							(56)	(56)
Cumulative preferred dividends accrued and discount accretion	1646			(1,646)				—
Cash dividends declared:
Preferred, $50.00 per share				(3,698)				(3,698)
Common, $.40 per share				(6,484)				(6,484)
Purchase of 16,021 shares of common stock						(236)		(236)
Issuance of 87,893 shares of common stock			(496)			1,629		1,133
Commitments to issue common stock			953					953
Balance at December 31, 2009	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
See accompanying Notes to Consolidated Financial Statements.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Acculumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Net Income				23,903			(115)	23,788
Unrealized gain (loss) on securities available for sale					12,923			12,923
Unrealized gain (loss) on derivatives arising during the period					(4,652)			(4,652)
Reclassification adjustment for net security (gains)/losses realized in net income					(6,834)			(6,834)
Reclassification adjustment for net derivative gains realized in net income					726			726
Income taxes					(753)			(753)
Comprehensive income								25,198
Sale of noncontrolling interest							32	32
Cumulative preferred dividends accrued and discount accretion	1,259			(1,259)				—
Cash dividends declared:
Preferred, $50.00 per share				(4,085)				(4,085)
Common, $.40 per share				(6,521)				(6,521)
Purchase of 14,420 shares of common stock						(211)		(211)
Issuance of 93,113 shares of common stock			(582)			1,970		1,388
Commitments to issue common stock			926					926
Balance at December 31, 2010	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service banking offices serving communities in and around Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan and Brown Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona;  Flathead, Gallatin, Jefferson, Ravalli, Sanders, Sheridan and Yellowstone Counties in Montana; Broomfield, Adams and Boulder Counties in Colorado; and Hennepin County in Minnesota. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank & Trust Co.; First Community Bank; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Minnesota  Bank & Trust; Citizens Finance Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; and Rocky Mountain Statutory Trust I. All of Heartland’s subsidiaries are wholly-owned except for Summit Bank & Trust, of which Heartland was an 87% owner on December 31, 2010, and Minnesota Bank & Trust, of which Heartland was an 80% owner on December 31, 2010. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest in the majority-owned subsidiaries is noted on the consolidated balance sheets and on the consolidated statements of income.

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

 Securities Available for Sale - Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Available for sale securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, Heartland considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Heartland to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Heartland has the intent to sell a security; (2) it is more likely than not that Heartland will be required to sell the security before recovery of its amortized cost basis; or (3) Heartland does not expect to recover the entire amortized cost basis of the security. If Heartland intends to sell a security or if it is more likely than not that Heartland will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Heartland does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other than temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

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

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated financial statements. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2010 and 2009, Heartland was servicing loans for others with aggregate unpaid principal balances of $1.40 billion and $1.15 billion, respectively.

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

Reserve for Unfunded Commitments - This reserve is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with Heartland’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses, and recoveries on loans previously charged off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

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

Goodwill and Intangible Assets - Intangible assets consist of goodwill, core deposit premiums, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at both the consolidated and the bank level. Goodwill impairment is determined using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed, where the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill. The implied fair value of goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. Heartland estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and discounted cash flow methodology. These methods incorporate assumptions specific to the entity, such as the use of financial forecasts.

Core deposit premiums are amortized over eight to eighteen years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the income statement as loan servicing income. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. No valuation allowance was required as of December 31, 2010 and 2009.

Bank-Owned Life Insurance - Heartland and its subsidiaries have purchased life insurance policies on the lives of certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income (loss). Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded as noninterest income.

Income Taxes - Heartland and its subsidiaries file a consolidated federal income tax return and separate or combined income or franchise tax returns as required by the various states. Heartland has a tax allocation agreement which provides that each subsidiary of the consolidated group pays a tax liability to, or receives a tax refund from Heartland, computed as if the subsidiary had filed a separate return.

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

Heartland had no fair value hedging relationships at December 31, 2010 or 2009. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the income statement through noninterest income.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2010, 2009, and 2008 are shown in the table below:

(Dollars and number of shares in thousands)
	2010	2009	2008
Net income	$23,788	$6,374	$11,012
Net income attributable to noncontrolling interest, net of tax	115	188	280
Net income attributable to Heartland	23,903	6,562	11,292
Preferred dividends and discount	(5,344)	(5,344)	(178)
Net income available to common stockholders	$18,559	$1,218	$11,114
Weighted average common shares outstanding for basic earnings per share	16,372	16,304	16,299
Assumed incremental common shares issued upon exercise of stock options	90	21	67
Weighted average common shares for diluted earnings per share	16,462	16,325	16,366
Earnings per common share-basic	$1.13	$0.07	$0.68
Earnings per common share-diluted	1.13	0.07	0.68
Number of antidilutive stock options excluded from diluted earnings per share computation	562	573	342

Effect of New Financial Accounting Standards - In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  This accounting standard was subsequently codified into ASC Topic 860, “Accounting for Transfers of Financial Assets”.  Heartland adopted this accounting standard at the beginning of 2010, with no material impact on Heartland’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard which requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes. This accounting standard requires an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This accounting standard was subsequently codified into ASC Topic 810, “Improvements for Financial Reporting by Enterprises Involved with Variable

Interest Entities”.  Heartland adopted this accounting standard at the beginning of 2010, with no material impact on Heartland’s consolidated financial statements.

In January 2010, the FASB issued an accounting standard which requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation. Additionally, the standard clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the changes. This accounting standard was subsequently codified into ASC Topic 820, “Improving Disclosures about Fair Value Measurements”.  Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reported period beginning after December 31, 2009. Heartland adopted this accounting standard at the beginning of 2010 except for the detailed Level 3 disclosures, with no material impact on Heartland’s consolidated financial statements.
The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010, and is not anticipated to have a material impact on Heartland’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the
Allowance for Credit Losses”, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. Heartland adopted the accounting standard, except for the activity-related disclosures, which are required to be adopted in 2011, as of December 31, 2010, with no material impact on the results of operations, financial position and liquidity. See Note 5 for additional disclosures regarding this accounting standard.

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

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank & Trust Co. based in Galena, Illinois, in a whole bank loss sharing transaction facilitated by the FDIC. Bank branches previously owned and operated by The Elizabeth State Bank reopened on Monday, July 6, 2009, as Galena State Bank & Trust Co. branches. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million and deposits of $49.3 million. In addition to assuming all of the deposits of the failed bank, Galena State Bank & Trust Co. agreed to purchase $53.6 million of assets. The FDIC retained the remaining assets for later disposition.

The acquired loans and other real estate owned are covered by two loss share agreements between the FDIC and Galena State Bank & Trust Co., which affords Galena State Bank & Trust Co. significant loss protection. Under the loss share agreements, the FDIC will cover 80% of the covered loan and other real estate owned losses (referred to as covered assets) up to $10 million and 95% of losses in excess of that amount. The term for loss sharing on non-residential real estate losses is five years with respect to losses and eight years with respect to recoveries, while the term for loss sharing on residential real estate loans is ten years with respect to losses and recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

Galena State Bank & Trust Co. received a $2.5 million discount on the assets acquired and paid a 1.0% deposit premium. The expected reimbursements under the loss share agreements were recorded as an indemnification asset at the estimated fair value of $4.4 million at the acquisition date. The estimated fair value of the loans acquired was $37.8 million and the estimated fair value of the deposits assumed was $49.5 million. In addition, a core deposit intangible of $200 thousand was recorded. A gain totaling $1.3 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of the liabilities assumed exceeded the fair value of the assets purchased.

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

The carrying amount of the covered loans at December 31, 2010, and December 31, 2009, consisted of impaired and nonimpaired loans purchased and are summarized in the following table:

(Dollars in thousands)
	December 31, 2010			December 31, 2009
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$4,256	$5,800	$10,056	$5,102	$9,966	$15,068
Residential real estate	—	5,792	5,792	407	8,577	8,984
Agricultural and agricultural real estate	379	2,344	2,723	594	3,032	3,626
Consumer loans	690	1,539	2,229	1,057	3,125	4,182
Total Covered Loans	$5,325	$15,475	$20,800	$7,160	$24,700	$31,860

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans were $9.0 million. At December 31, 2010, and December 31, 2009, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at December 31, 2010, and December 31, 2009.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2010 and 2009, were $7.3 million and $2.9 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2010 and 2009, are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2010
Securities available for sale:
U.S. government corporations and agencies	$316,758	$4,392	$(1,143)	$320,007
Mortgage-backed securities	586,796	17,455	(4,211)	600,040
Obligations of states and political subdivisions	244,368	4,235	(4,140)	244,463
Corporate debt securities	16,142	—	(1,168)	14,974
Total debt securities	1,164,064	26,082	(10,662)	1,179,484
Equity securities	24,743	472	—	25,215
Total	$1,188,807	$26,554	$(10,662)	$1,204,699
2009
Securities available for sale:
U.S. government corporations and agencies	$277,219	$2,503	$(281)	$279,441
Mortgage-backed securities	608,556	11,765	(8,383)	611,938
Obligations of states and political subdivisions	208,197	5,328	(1,675)	211,850
Corporate debt securities	1,942	—	(70)	1,872
Total debt securities	1,095,914	19,596	(10,409)	1,105,101
Equity securities	29,751	616	—	30,367
Total	$1,125,665	$20,212	$(10,409)	$1,135,468

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2010 and 2009, are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2010
Securities held to maturity:
Mortgage-backed securities	$9,825	$145	$(993)	$8,977
Obligations of states and political subdivisions	49,796	—	(163)	49,633
Total	$59,621	$145	$(1,156)	$58,610
2009
Securities held to maturity:
Mortgage-backed securities	$12,011	$35	$(1,596)	$10,450
Obligations of states and political subdivisions	27,043	—	(16)	27,027
Total	$39,054	$35	$(1,612)	$37,477

Nearly 80% of our mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2010 and 2009, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka at an amortized cost of $15.8 million for both years. There were no unrealized gains or losses recorded on these securities as they are not readily marketable. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. During 2009, certain FHLBs in the FHLB System suspended repurchases of excess capital stock. Heartland evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2010, did not consider the investment to be other than temporarily impaired.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2010, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$180,430	$182,173
Due in 1 to 5 years	682,119	696,581
Due in 5 to 10 years	146,235	145,013
Due after 10 years	155,280	155,717
Total	$1,164,064	$1,179,484

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2010, by estimated maturity, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities held to maturity:
Due in 1 year or less	$—	$—
Due in 1 to 5 years	7,987	7,110
Due in 5 to 10 years	3,125	3,140
Due after 10 years	48,509	48,360
Total	$59,621	$58,610

As of December 31, 2010, securities with a fair value of $556.3 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities for the years ended December 31, 2010, 2009, and 2008, are summarized as follows:

(Dollars in thousands)
	2010	2009	2008
Securities sold:
Proceeds from sales	$399,901	$199,745	$99,265
Gross security gains	8,575	9,012	1,525
Gross security losses	1,741	364	—

During the years ended December 31, 2010, 2009, and 2008, Heartland incurred other than temporary impairment losses of $0, $40,000 and $5.2 million, respectively, on equity securities available for sale.

The following tables summarize the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2010 and 2009. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2009 and 2008, respectively.

(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
U.S. government corporations and agencies	$107,583	$(1,143)	$—	$—	$107,583	$(1,143)
Mortgage-backed securities	104,724	(2,765)	11,984	(1,446)	116,708	(4,211)
Obligations of states and political subdivisions	109,387	(3,995)	763	(145)	110,150	(4,140)
Corporate debt securities	14,974	(1,168)	—	—	14,974	(1,168)
Total debt securities	336,668	(9,071)	12,747	(1,591)	349,415	(10,662)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$336,668	$(9,071)	$12,747	$(1,591)	$349,415	$(10,662)
December 31, 2009:
U.S. government corporations and agencies	$41,255	$(281)	$—	$—	$41,255	$(281)
Mortgage-backed securities	120,270	(4,120)	32,784	(4,263)	153,054	(8,383)
Obligations of states and political subdivisions	47,831	(1,510)	2,681	(165)	50,512	(1,675)
Corporate debt securities	1,872	(70)	—	—	1,872	(70)
Total debt securities	211,228	(5,981)	35,465	(4,428)	246,693	(10,409)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$211,228	$(5,981)	$35,465	$(4,428)	$246,693	$(10,409)

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

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 2010 and 2009, were as follows:

(Dollars in thousands)
	2010	2009
Loans and leases receivable held to maturity:
Commercial	$558,031	$420,021
Commercial real estate	1,160,962	1,250,087
Residential real estate	163,726	175,059
Agricultural and agricultural real estate	250,943	256,780
Consumer	214,515	231,709
Gross loans receivable held to maturity	2,348,177	2,333,656
Direct financing leases held to maturity:
Gross rents receivable	638	1,386
Estimated residual value	415	1,104
Unearned income	(72)	(164)
Net direct financing leases held to maturity	981	2,326
Gross loans and leases receivable held to maturity	2,349,158	2,335,982
Unearned discount	(2,581)	(2,491)
Deferred loan fees	(2,590)	(2,349)
Total net loans and leases receivable held to maturity	2,343,987	2,331,142
Loans covered under loss share agreements:
Commercial and commercial real estate	10,056	15,068
Residential real estate	5,792	8,984
Agricultural and agricultural real estate	2,723	3,626
Consumer	2,229	4,182
Total loans covered under loss share agreements	20,800	31,860
Allowance for loan and lease losses	(42,693)	(41,848)
Loans and leases receivable, net	$2,322,094	$2,321,154

Direct financing leases receivable are generally short-term equipment leases. Future minimum lease payments as of December 31, 2010, were as follows: $525,000 for 2011, $327,000 for 2012, $67,000 for 2013, $46,000 for 2014, $46,000 for 2015 and $42,000 thereafter.

Over 60% of the loan portfolio is concentrated in the Midwestern States of Iowa, Illinois, Wisconsin and Minnesota. The remaining portion of the loan portfolio is concentrated in the Western States of New Mexico, Arizona, Montana and Colorado.

The following table shows the balance in the allowance for loan and lease losses at December 31, 2010, and the related loan balances, disaggregated on the basis of impairment methodology. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20.

(Dollars in thousands)
	At December 31, 2010
	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
Commercial	$2,837	$7,688	$10,525	$16,598	$541,433	$558,031
Commercial real estate	7,127	13,189	20,316	105,341	1,055,621	1,160,962
Agricultural and agricultural real estate	512	1,635	2,147	16,255	234,688	250,943
Residential real estate	659	1,722	2,381	5,450	158,276	163,726
Consumer	1,026	5,289	6,315	3,540	210,975	214,515
Lease financing	—	9	9	—	981	981
Unallocated	—	1,000	1,000	—	—	—
Total	$12,161	$30,532	$42,693	$147,184	$2,201,974	$2,349,158

The following table presents nonaccrual loans, accruing loans past due 90 days or more and restructured loans not covered under loss share agreements at December 31, 2010, and December 31, 2009. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at December 31, 2010, and December 31, 2009.

(Dollars in thousands)
	2010	2009
Nonaccrual loans	$90,512	$78,118
Accruing loans past due 90 days or more	85	17
Restructured loans (accruing)	23,719	46,656

Heartland had $36.4 million of restructured loans at December 31, 2010, of which $12.7 million was classified as nonaccrual and $23.7 million was accruing according to the restructured terms. Heartland had $62.6 million of restructured loans at December 31, 2009, of which $15.9 million were classified as nonaccrual and $46.7 million was accruing according to the restructured terms.

The following table presents nonaccrual loans not covered by loss share agreements at December 31, 2010 and 2009:

(Dollars in thousands)
	2010	2009
Commercial	$9,114	$4,126
Commercial real estate	65,534	59,596
Total commercial and commercial real estate	74,648	63,722
Residential real estate	9,510	999
Agricultural and agricultural real estate	1,670	7,835
Consumer	4,684	5,562
Total nonaccrual loans held to maturity	$90,512	$78,118

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the "pass" category" is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard and nonaccrual loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on "nonaccrual" when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment as defined in Note 1. The nonpass category in the table below is comprised of approximately 37% special mention, 38% substandard and 25% nonaccrual loans as of December 31, 2010.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at December 31, 2010:

(Dollars in thousands)
	Pass	Nonpass	Total
Commercial	$504,207	$53,824	$558,031
Commercial real estate	912,897	248,065	1,160,962
Total commercial and commercial real estate	1,417,104	301,889	1,718,993
Residential real estate	146,392	17,334	163,726
Agricultural and agricultural real estate	220,096	30,847	250,943
Consumer	202,533	11,982	214,515
Lease financing	981	—	981
Total gross loans and leases receivable held to maturity	$1,987,106	$362,052	$2,349,158

The following tables sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at December 31, 2010:

(Dollars in thousands)
	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
Commercial	$895	$282	$—	$1,177	$547,740	$9,114	$558,031
Commercial real estate	5,328	2,940	85	8,353	1,087,075	65,534	1,160,962
Total commercial and commercial real estate	6,223	3,222	85	9,530	1,634,815	74,648	1,718,993
Residential real estate	2,482	—	—	2,482	151,734	9,510	163,726
Agricultural and agricultural real estate	283	292	—	575	248,698	1,670	250,943
Consumer	2,369	628	—	2,997	206,834	4,684	214,515
Lease financing		—	—	—	981	—	981
Total gross loans and leases receivable held to maturity	$11,357	$4,142	$85	$15,584	$2,243,062	$90,512	$2,349,158

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following table presents data on impaired loans not covered by loss share agreements as of  December 31, 2010 and 2009:

(Dollars in thousands)
	2010	2009
Impaired loans for which a valuation allowance has been provided	$58,975	$98,859
Impaired loans for which no valuation allowance has been provided	88,209	25,932
Total loans determined to be impaired	$147,184	$124,791
Allowance for loan losses related to impaired loans	$12,161	$12,956

The following table presents, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at December 31, 2010, the outstanding loan balance recorded on the consolidated balance sheet at December 31, 2010, any related allowance recorded for those loans as of December 31, 2010, the average outstanding loan balance recorded on the balance sheet during the year ended December 31, 2010, and the interest income recognized on the impaired loans during the year ended December 31, 2010:

(Dollars in thousands)
	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$14,936	$14,936	$2,837	$15,471	$481
Commercial real estate	35,365	35,282	7,127	36,545	1,394
Total commercial and commercial real estate	50,301	50,218	9,964	52,016	1,875
Residential real estate	2,577	2,415	659	1,390	7
Agricultural and agricultural real estate	3,911	3,911	512	3,707	181
Consumer	2,445	2,431	1,026	1,740	70
Lease financing	—	—	—	—	—
Total loans held to maturity	$59,234	$58,975	$12,161	$58,853	$2,133

Impaired loans without a related allowance
Commercial	$4,378	$1,662	$—	$1,722	$1
Commerical real estate	92,979	70,059	—	72,567	1,026
Total commercial and commercial real estate	97,357	71,721	—	74,289	1,027
Residential real estate	3,515	3,035	—	1,748	47
Agricultural and agricultural real estate	12,401	12,344	—	11,701	391
Consumer	1,458	1,109	—	793	2
Lease financing	—	—	—	—	—
Total loans held to maturity	$114,731	$88,209	$—	$88,531	$1,467

Total impaired loans held to maturity
Commercial	$19,314	$16,598	$2,837	$17,193	$482
Commercial real estate	128,344	105,341	7,127	109,112	2,420
Total commercial and commercial real estate	147,658	121,939	9,964	126,305	2,902
Residential real estate	6,092	5,450	659	3,138	54
Agricultural and agricultural real estate	16,312	16,255	512	15,408	572
Consumer	3,903	3,540	1,026	2,533	72
Lease financing	—	—	—	—	—
Total impaired loans held to maturity	$173,965	$147,184	$12,161	$147,384	$3,600

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the years ended December 31, 2010 and 2009, were as follows:

(Dollars in thousands)
	2010	2009
Balance at beginning of year	$86,850	$72,187
Advances	10,910	20,397
Repayments	(22,195)	(5,734)
Balance, end of year	$75,565	$86,850

SIX
ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2010, 2009 and 2008, were as follows:

(Dollars in thousands)
	2010	2009	2008
Balance at beginning of year	$41,848	$35,651	$32,993
Provision for loan and lease losses	32,508	39,377	29,319
Recoveries on loans and leases previously charged off	2,387	1,785	1,086
Loans and leases charged off	(34,050)	(34,965)	(27,747)
Balance at end of year	$42,693	$41,848	$35,651

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2010 and 2009, were as follows:

(Dollars in thousands)
	2010	2009
Land and land improvements	$35,262	$33,984
Buildings and building improvements	100,501	95,000
Furniture and equipment	45,412	44,014
Total	181,175	172,998
Less accumulated depreciation	(60,163)	(54,163)
Premises, furniture and equipment, net	$121,012	$118,835

Depreciation expense on premises, furniture and equipment was $7.1 million, $7.3 million and $7.6 million for 2010, 2009, and 2008, respectively.

EIGHT
GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in Heartland’s goodwill for 2010 and 2009:

(Dollars in thousands)

Goodwill balance at December 31, 2008	$40,207
Impairment charges in 2009	(12,659)
Goodwill balance at December 31, 2009	27,548
Impairment charge in 2010	(1,639)
Goodwill balance at December 31, 2010	$25,909

Correction of Prior Period Error
In the third quarter of 2010, Heartland identified a $1.6 million error in the independent third party valuation utilized by Heartland for the calculation of goodwill impairment recorded at Rocky Mountain Bank in the fourth quarter of 2009. After consideration of both quantitative and qualitative factors, management determined the amount was not material to the financial statements and thus recorded such amount in the third quarter of 2010, when it was discovered, as a reduction of "goodwill" in the assets section of the balance sheet by $1.6 million, with a corresponding $1.6 million recorded as a goodwill impairment charge in the statement of income. The correction of this error does not impact the statement of cash flows contained in this Form 10-K and this correction was not considered material to the prior period financial statements.
Goodwill impairment charges were recorded at Rocky Mountain Bank and Arizona Bank & Trust in 2009 of $7.5 million and $5.2 million, respectively. No impairment was recorded for the year ended December 31, 2008.

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2010 and 2009, are presented in the tables below:

(Dollars in thousands)
	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangibles	$9,957	$8,345	$9,957	$7,856
Mortgage servicing rights	15,297	4,087	13,021	3,488
Customer relationship intangible	1,177	533	1,177	431
Total	$26,431	$12,965	$24,155	$11,775
Unamortized intangible assets		$13,466		$12,380

The following table shows the estimated future amortization expense related to intangible assets:

(Dollars in thousands)
	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ended:
2011	$470	$5,711	$100	$6,281
2012	441	1,571	55	2,067
2013	423	1,309	44	1,776
2014	184	1,047	43	1,274
2015	15	786	42	843
Thereafter	79	786	360	1,225

The following table summarizes the changes in capitalized mortgage servicing rights:

(Dollars in thousands)
	2010	2009
Balance, beginning of year	$9,533	$4,566
Originations	5,778	8,614
Amortization	(4,101)	(3,647)
Balance, end of year	$11,210	$9,533

Mortgage loans serviced for others were $1.40 billion and $1.15 billion as of December 31, 2010 and 2009, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $6.2 million and $5.1 million as of December 31, 2010 and 2009, respectively. The fair value of Heartland’s mortgage servicing rights was estimated at $12.3 million and $10.0 million at December 31, 2010 and  2009, respectively.

NINE
DEPOSITS

At December 31, 2010, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)

2011	$445,677
2012	150,178
2013	96,427
2014	102,796
2015	54,592
Thereafter	44,791
$894,461

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2010 and 2009, were $274.9 million and $332.6 million, respectively.

Interest expense on deposits for the years ended December 31, 2010, 2009 and 2008, was as follows:

(Dollars in thousands)
	2010	2009	2008
Savings and money market accounts	$13,677	$18,407	$18,176
Time certificates of deposit in denominations of $100,000 or more	7,534	11,202	13,422
Other time deposits	17,061	23,135	32,506
Interest expense on deposits	$38,272	$52,744	$64,104

TEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2010 and 2009, were as follows:

(Dollars in thousands)
	2010	2009
Securities sold under agreement to repurchase	$212,740	$145,553
Federal funds purchased	9,575	4,300
U.S. Treasury demand note	3,966	5,596
Notes payable to unaffiliated banks	9,583	6,900
Total	$235,864	$162,349

On December 19, 2008, Heartland received $81.7 million of cash in conjunction with the participation in the United States Department of the Treasury TARP Capital Purchase Program (the “TARP”). Heartland initially utilized $34.0 million of the cash to repay its revolving credit line and terminate its credit agreement with three unaffiliated banks on the same date.

On September 28, 2009, Heartland established a $15.0 million revolving credit line with an unaffiliated bank, primarily to provide working capital to Heartland. This credit line, which was renewed for another year on September 28, 2010, may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. At December 31, 2010, $5.0 million was outstanding on this revolving credit line. The agreement on this credit line contains specific financial covenants, all of which Heartland was in compliance with as of December 31, 2010:

•	Heartland will maintain regulatory capital at well capitalized levels and Citizens Finance Co. will maintain a tangible net worth to total assets ratio of 14 percent, measured quarterly.

•	Citizens Finance Co. will maintain a net charge-off ratio not to exceed 5.00 percent based upon the trailing four quarters, measured quarterly.

•	Heartland will inform the lender of any material regulatory non-compliance or written agreement concerning Heartland or any of its subsidiaries.

•
Within thirty days after the end of each quarter, Heartland will provide a certificate signed by the chief financial officer certifying compliance with the covenants established under the credit agreement.

On November 12, 2010, Heartland established a $5.0 million revolving credit line with a second unaffiliated bank, primarily to provide an additional source of working capital to Heartland. At December 31, 2010, this revolving line of credit had not been utilized.

All retail repurchase agreements as of December 31, 2010 and 2009, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2010, 2009, and 2008, were as follows:

(Dollars in thousands)
	2010	2009	2008
Maximum month-end balance	$235,864	$205,747	$367,991
Average month-end balance	198,382	140,289	230,680
Weighted average interest rate for the year	0.58%	0.51%	1.95%
Weighted average interest rate at year-end	0.48%	0.58%	0.68%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $100.7 million at December 31, 2010, and $78.6 million at December 31, 2009. Dubuque Bank and Trust Company utilized $20.0 million of borrowings under the Discount Window Program in 2009. There were no borrowings under the Discount Window Program outstanding at year-end 2010 and 2009.

ELEVEN
OTHER BORROWINGS

Other borrowings at December 31, 2010 and 2009, were as follows:

(Dollars in thousands)
	2010	2009
Advances from the FHLB; weighted average call dates at December 31, 2010 and 2009 were July 2014 and October 2011, respectively; and weighted average interest rates were 3.29% and 3.26%, respectively	$135,709	$199,088
Wholesale repurchase agreements; weighted average call dates at December 31, 2010 and 2009 were February 2012 and May 2011, respectively; and weighted average interest rates were 3.12% and 2.89%, respectively	85,000	135,000
Trust preferred securities	113,405	113,405
Senior notes	24,500	—
Obligations to repurchase minority interest shares of Summit Bank & Trust	2,994	2,890
Contracts payable for purchase of real estate and other assets	919	1,046
Total	$362,527	$451,429

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka. The advances from the FHLB are collateralized by the Heartland banks' investments in FHLB stock of $8.7 million and $10.7 million at December 31, 2010 and 2009, respectively. Additional collateral provided by the Heartland banks to the FHLB was one-to-four family residential mortgages, commercial and agricultural mortgages and securities pledged totaling $989.4 million at December 31, 2010, and $958.3 million at December 31, 2009.

Heartland has entered into various wholesale repurchase agreements which had balances totaling $85.0 million and $135.0 million at December 31, 2010, and 2009, respectively. A schedule of Heartland's wholesale repurchase agreements outstanding as of December 31, 2010, were as follows:

(Dollars in thousands)
	Amount	Interest Rate as of 12/31/10(1)	Issue Date	Maturity Date	Callable Date
Counterparty:
JP Morgan Chase	$25,000	2.48%	1/17/2008	1/17/2013	1/17/2011
Citigroup Global Markets	15,000	3.32%	4/17/2008	4/17/2015	4/17/2012
Citigroup Global Markets	20,000	3.61%(2)	4/17/2008	4/17/2018	1/17/2011
Barclays Capital	10,000	4.07%	7/01/2008	7/01/2013	7/01/2013
Citigroup Global Markets	15,000	2.69%	1/23/2009	1/23/2014	-
	$85,000

(1) Interest rates are fixed with the exception of the interest rate on the $20.0 million transaction with Citigroup Global Markets.
(2) Interest rate resets quarterly on the 17th of January, April, July and October of each year until maturity. Embedded within the contract is a cap interest rate of 3.61%.

Heartland currently has six wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $255,000 as of December 31, 2010. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2010, were as follows:

(Dollars in thousands)
	Amount Issued	Interest Rate	Interest Rate as of 12/31/10 (1)		Maturity Date	Callable Date
Rocky Mountain Statutory Trust I	$5,155	10.60%	10.60%		09/07/2030	03/07/2011
Heartland Financial Statutory Trust III	20,619	8.25%	8.25%		10/10/2033	03/31/2011
Heartland Financial Statutory Trust IV	25,774	2.75% over Libor	3.05%	(2)	03/17/2034	03/17/2011
Heartland Financial Statutory Trust V	20,619	1.33% over Libor	1.62%	(3)	04/07/2036	04/07/2011
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%		09/15/2037	06/15/2012
Heartland Financial Statutory Trust VII	20,619	1.48% over Libor	1.78%	(4)	09/01/2037	09/01/2012
	$113,405

(1) Effective weighted average interest rate as of December 31, 2010, was 6.13% due to interest rate swap transactions on the variable rate securities as discussed in Note 12 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2010, was 5.33% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2010, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2010, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $106.9 million and $101.7 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2010 and 2009, respectively.

On December 3, 2010, Heartland completed a private debt offering of its senior notes. The notes were sold in a private placement to various accredited investors. A total of $24.5 million was issued in five private transactions beginning on October 25, 2010, and ending on December 3, 2010. The senior notes are unsecured, bear interest at 5% per annum payable quarterly, and mature on December 1, 2015. There are no covenants associated with the senior notes.

Heartland has an irrevocable obligation to repurchase the common shares of Summit Bank & Trust owned by minority shareholders on November 1, 2011. The minority shareholders are obligated to sell their shares to Heartland on that same date. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 7.66% on the original investment amount, whichever is greater. Heartland pays the 7.66% minimum return to the minority shareholders annually. The obligation to repay the original investment is payable in cash or Heartland common stock or a combination of cash and common stock at the option of the minority shareholder. The remainder of the obligation to the minority shareholders is payable in cash or Heartland common stock or a combination of cash and common stock at the option of Heartland. Additionally, the minority shareholders may put their shares to Heartland at any time prior to November 1, 2011, at an amount equal to the amount originally paid plus any interest accrued in the year of redemption. The amount of the obligation as of December 31, 2010, included in other borrowings is $3.0 million.

Future payments at December 31, 2010, for other borrowings follow in the table below. Callable FHLB advances and wholesale repurchase agreements are included in the table at their call date.

(Dollars in thousands)

2011	$61,533
2012	25,415
2013	22,130
2014	20,113
2015	117,103
Thereafter	116,233
$362,527

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

To reduce the potentially negative impact an upward movement in interest rates would have on its net interest income, Heartland entered into the following four cap transactions. For accounting purposes, these four cap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, above the cap strike rate associated with the interest payments made on $65.0 million of Heartland's subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the caps.

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

The third transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2010, and December 31, 2009, the fair market value of this cap transaction was recorded as an asset of $5,000 and $75,000, respectively. Upon the execution of the second swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During 2010 and 2009, the mark to market adjustment on this cap transaction was recorded as a loss of $70,000 and a gain of $39,000, respectively.

The fourth transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of December 31, 2010, this cap transaction had no fair market value. As of December 31, 2009, the fair market value of this cap transaction was recorded as an asset of $3,000. Upon the execution of the third swap transaction discussed below, this cap transaction was converted to a mark to market hedge. During 2010 and 2009, the mark to market adjustment for this cap transaction was recorded as a loss of $3,000 and a loss of $2,000, respectively.

In addition to the four cap transactions, Heartland entered into the following three forward-starting interest rate swap transactions to effectively convert $65.0 million of its variable interest rate subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) to fixed interest rate debt. For accounting purposes, these three swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $65.0 million of Heartland's subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $972,000 at December 31, 2010, and as an asset of $136,000 at December 31, 2009.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $333,000 at December 31, 2010, and an asset of $885,000 at December 31, 2009.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $823,000 at December 31, 2010, and as an asset of $403,000 at December 31, 2009.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in ASC 815-20-25, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments' change in fair value were included in the assessment of hedge effectiveness. Except as discussed below, no ineffectiveness was recognized for the cash flow hedge transactions for the years ended December 31, 2010 and 2009.

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

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. This hedge failure resulted in the recognition of a gain of $198,000 during the quarter ended March 31, 2008, which consists of the mark to market gain on this portion of the collar transaction of $212,000 and a reclass of unrealized losses out of other comprehensive income to earnings of $14,000. During 2010 and 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $293,000 and $304,000, respectively.

A portion of the September 19, 2005, collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank's prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During 2010 and 2009, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $290,000 and $292,000, respectively.

An additional portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6 million. This hedge failure resulted in the recognition of a gain of $68,000 during the first quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $64,000 and a reclass of unrealized gains out of other comprehensive income to earnings of $132,000. During 2010 and 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $290,000 and $226,000, respectively.

The final portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2009. The failure was on a portion of the $50.0 million notional amount. That portion, $7.2 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Wisconsin Community Bank's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $7.2 million to $4.8 million. This hedge failure resulted in the recognition of a loss of $68,000 during the second quarter of 2009, which consists of the mark to market loss on this portion of the collar transaction of $41,000 and a reclass of unrealized losses out of other comprehensive income to earnings of $27,000. During 2010 and 2009, the mark to market adjustment on this collar transaction was recorded as a loss of $148,000 and $69,000, respectively.

For the year ended December 31, 2010, the change in net unrealized losses of $4.7 million for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders' equity, before income taxes of $1.4 million. For the year ended December 31, 2009, the change in net unrealized losses of $41,000 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders' equity, before income taxes of $15,000.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland's variable-rate assets and liabilities. For 2010, the change in net unrealized losses on cash flow hedges reflects a reclassification of $1.5 million from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $1.7 million will be reclassified from accumulated other comprehensive income to interest income or interest expense.

Cash payments received on the collar transactions totaled $1.0 million during 2010 and $2.0 million during 2009.

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

THIRTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2010, 2009, and 2008, were as follows:

(Dollars in thousands)
	2010	2009	2008
Current:
Federal	$10,338	$8,086	$4,168
State	2,244	1,709	2,455
Total current	$12,582	$9,795	$6,623
Deferred:
Federal	$(2,121)	$(3,021)	$(2,069)
State	(615)	422	(1,242)
Total deferred	$(2,736)	$(2,599)	$(3,311)
Total income tax expense	$9,846	$7,196	$3,312

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $28,000, $18,000, and $462,000 in 2010, 2009 and 2008, respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2010 and 2009, were as follows:

(Dollars in thousands)
	2010	2009
Deferred tax assets:
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$797	$—
Securities	1,227	1,042
Allowance for loan and lease losses	16,042	15,747
Deferred compensation	2,032	1,851
Organization and acquisitions costs	541	647
Net operating loss carryforwards	1,673	1,606
Non-accrual loan interest	1,418	1,369
OREO writedowns	5,356	2,346
Other	237	262
Gross deferred tax assets	29,323	24,870
Valuation allowance	(1,242)	(1,191)
Total deferred tax assets	$28,081	$23,679

Deferred tax liabilities:
Tax effect of net unrealized gain on derivatives reflected in stockholders’ equity	$—	$(632)
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	(5,963)	(3,652)
Premises, furniture and equipment	(5,549)	(4,707)
Lease financing	(281)	(664)
Tax bad debt reserves	(424)	(489)
Purchase accounting	(3,450)	(3,991)
Prepaid expenses	(558)	(491)
Mortgage servicing rights	(4,546)	(3,560)
Deferred loan fees	(241)	(288)
Other	(233)	(224)
Gross deferred tax liabilities	$(21,245)	$(18,698)
Net deferred tax asset	$6,836	$4,981

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. Net operating loss carryforwards for state income tax purposes were approximately $35.0 million at December 31, 2010, and $34.7 million at December 31, 2009. The associated deferred tax asset, net of federal tax, was $1.7 million at December 31, 2010, and $1.6 million at December 31, 2009. These carryforwards expire beginning December 31, 2011, through December 31, 2030. A valuation allowance of $1.2 million existed at both December 31, 2010 and 2009, against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

(Dollars in thousands)
	2010	2009	2008
Computed “expected” tax on income from continuing operations	$11,812	$4,816	$5,111
Increase (decrease) resulting from:
Nontaxable interest income	(3,055)	(2,700)	(2,214)
State income taxes, net of federal tax benefit	1,059	1,385	1,032
Nondeductible goodwill and other intangibles	574	4,487	57
Tax credits	(554)	(212)	(643)
Other	10	(580)	(31)
Income taxes	$9,846	$7,196	$3,312
Effective tax rates	29.2%	52.3%	22.7%
Effective tax rates exclusive of goodwill impairment charge	27.8%	27.2%	22.7%

Heartland had investments in certain low-income housing projects totaling $8.4 million at December 31, 2010, $5.4 million as of December 31, 2009, and $4.5 million as of December 31, 2008, the majority of which have been fully consolidated in the consolidated financial statements. These investments generated federal low-income housing tax credits of $548,000 in 2010, $218,000 in 2009 and $218,000 in 2008. For each future year through 2013, these investments are expected to generate federal low-income housing tax credits of approximately $818,000. For each future year from 2014 through 2020, these investments are expected to generate federal low-income housing tax credits of approximately $600,000. During 2008, Dubuque Bank and Trust Company had acquired a 99.9% ownership interest in limited liability companies that provided federal historic rehabilitation credits that totaled $570,000.

On December 31, 2008, the amount of unrecognized tax benefits was $2.0 million, including $457,000 of accrued interest and penalties. On December 31, 2009, the amount of unrecognized tax benefits was $1.1 million, including $202,000 of accrued interest and penalties. On December 31, 2010, the amount of unrecognized tax benefits was $1.2 million, including $217,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2010 and 2009, follows:

(Dollars in thousands)
	2010	2009
Balance at January 1	$1,127	$2,020
Additions for tax positions related to the current year	315	69
Additions for tax positions related to prior years	63	266
Reductions for tax positions due to settlement with taxing authorities	—	(426)
Reductions for tax positions related to prior years	(307)	(802)
Balance at December 31	$1,198	$1,127

The tax years ended December 31, 2010, 2009, 2008 and 2007, remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2010, 2009, 2008, 2007 and 2006, remain open for examination. Wisconsin Community Bank, one of Heartland’s bank subsidiaries, has undergone a franchise tax review for the years ended December 31, 2002 and 2003. In dispute was $1.1 million of deducted expenditures. During the process of appealing the field audit report, a settlement agreement was reached, which included a payment of $260,000 in taxes and $90,000 in interest and penalties. In addition to the years initially under review, the settlement included the years ended December 31, 2004, 2005, 2006 and 2007. The settlement payment was made during the first quarter of 2009. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $1.8 million, $1.5 million, and $1.4 million for 2010, 2009, and 2008, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2010 and up to 2% of the participants' wages in 2009 and 2008. Costs charged to operating expenses with respect to the matching contributions were $1.1 million, $863,000, and $641,000, for 2010, 2009, and 2008, respectively.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2010, for all non-cancelable leases were as follows:

(Dollars in thousands)

2011	$680
2012	554
2013	413
2014	298
2015	272
Thereafter	2,718
$4,935

Rental expense for premises and equipment leased under operating leases was $1.4 million, $1.8 million, $1.9 million, for 2010, 2009, and 2008, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. In addition, DB&T Community Development Corp. leases properties it owns to third parties. Occupancy expense is presented net of rental income of $1.3 million, $1.4 million and $1.3 million for 2010, 2009, and 2008, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2010 and 2009, commitments to extend credit aggregated $623.2 million and $603.4 million, respectively, and standby letters of credit aggregated $48.7 million and $26.7 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments. At December 31, 2010 and 2009, Heartland had commitments to sell residential real estate loans totaling $52.6 million and $37.1 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2010 and 2009, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $182,000 and $327,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2010, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

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

On May 18, 2005, the Heartland 2005 Long-Term Incentive Plan was adopted, replacing the 2003 Stock Option Plan. Under the 2005 Long-Term Incentive Plan, 1,000,000 shares have been reserved for issuance. The 2005 Long-Term Incentive Plan is administered by the Nominating and Compensation Committee (the “Compensation Committee”) of the Board of Directors. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2005 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. The 2005 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. The Compensation Committee determines the specific employees who will be granted awards under the 2005 Long-Term Incentive Plan and the type and amount of any such awards. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2010, there were 377,960 shares available for issuance under new awards that may be granted in the future under the 2005 Long-Term Incentive Plan. At December 31, 2009, there were 469,910 shares available for issuance under new awards that may be granted in the future under the 2005 Stock Option Plan. Shares available for options forfeited under the 2003 Option Plan are transferable to shares available under the 2005 Long-Term Incentive Plan.

On January 19, 2010, restricted stock units (“RSUs”) totaling 98,200 were granted to key policy-making employees. These RSUs were granted at no cost to the employee. These RSUs represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the employee attains age 62 and has provided ten years of service to Heartland; and, if held by Heartland's five most highly compensated employees, are subject to TARP limitations that prohibit settlement until Heartland's TARP monies have been repaid to Treasury (subject to increments of 25%) and will continue to vest after retirement if retirement occurs after the second anniversary of the grant date.

In 2005, stock awards totaling 136,500 were granted to key policy-making employees. These stock awards were granted at no cost to the employees. These awards are contingent upon the achievement of performance objectives through December 31, 2011, and additional compensation expense is being recorded through 2011.

Options have been granted with an exercise price equal to the fair market value of Heartland common stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the 2005 Long-Term Incentive Plan, the 2003 Stock Option Plan and 1993 Stock Option Plans as of December 31, 2010, 2009, and 2008, and changes during the years ended follows:

	2010 Shares	2010 Weighted- Average Exercise Price	2009 Shares	2009 Weighted- Average Exercise Price	2008 Shares	2008 Weighted- Average Exercise Price
Outstanding at beginning of year	704,471	$20.02	743,363	$19.79	733,012	$18.61
Granted	—	—	—	—	164,400	18.60
Exercised	(20,500)	10.68	(22,875)	11.84	(137,299)	11.41
Forfeited	(11,250)	21.63	(16,017)	21.38	(16,750)	24.74
Outstanding at end of year	672,721	$20.27	704,471	$20.02	743,363	$19.79
Options exercisable at end of year	399,071	$18.80	311,771	$16.26	238,713	$14.01
Weighted-average fair value of options granted during the year	—		—		$4.81

At December 31, 2010, vested stock options totaled 399,071 shares with a weighted average exercise price of $18.80 per share and a weighted average remaining contractual life of 3.62 years. The intrinsic value for the vested stock options as of December 31, 2010, was $763,000. The intrinsic value for the total of all stock options exercised during the year ended December 31, 2010, was $139,000. The total fair value of shares under stock options and awards vested during the year ended December 31, 2010, was $926,000. As of December 31, 2010 and 2009, options outstanding under the 2005 Long-Term Incentive Plan and the 2003 and 1993 Stock Option Plans had exercise prices ranging from $8.67 to $29.65 per share and a weighted-average remaining contractual life of 4.80 and 5.67 years, respectively.

The fair value of stock options granted during 2008, the only year during the periods presented when options were granted, was determined utilizing the Black Scholes valuation model. Significant assumptions included a risk-free interest rate of 3.1%, an expected option life of 6 years, an expected volatility of 26.96% and expected dividends of 1.99%. The option term of each award granted was based upon Heartland’s historical experience of employees’ exercise behavior. Expected volatility was based upon historical volatility levels and future expected volatility of Heartland’s common stock. Expected dividend yield was based on a set dividend rate. The 2008 risk free interest rate reflects the average of the yields on the 5 year and 7 year zero coupon U.S. Treasury bond. Cash received from options exercised for the year ended December 31, 2010, was $219,000, with a related tax benefit of $28,000. Cash received from options exercised for the year ended December 31, 2009, was $271,000, with a related tax benefit of $18,000.

Total compensation costs recorded for RSUs, stock options and restricted stock awards were $926,000, $862,000, and $851,000 for 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $1.9 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for RSUs, stock options and restricted stock awards which is expected to be recognized through 2014. In addition, for the years ended December 31, 2010, 2009 and 2008, the shares of stock awarded to Heartland directors in return for services performed were 5,000, 5,000, and 5,917, respectively. The related compensation expense recorded was $87,000, $84,000, and $74,000 for the respective years.

At Heartland’s annual meeting of stockholders on May 18, 2005, the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), was adopted, effective January 1, 2006. The 2006 ESPP permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Compensation Committee). A maximum of 500,000 shares is available for sale under the 2006 ESPP. For the year ended December 31, 2010, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2009. For the year ended December 31, 2009, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2008. At December 31, 2010, 19,360 shares were purchased under the 2006 ESPP and at December 31, 2009, 433 shares were purchased under the 2006 ESPP. Under ASC Topic 718, compensation expense of $73,000 was recorded in 2010 and $93,000 was recorded in 2009, because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

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

EIGHTEEN
CAPITAL ISSUANCE

On December 19, 2008, Heartland issued $81.7 million of securities to Treasury under TARP, consisting of Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a common stock warrant, all of which were classified as Tier I capital for regulatory purposes. Of the $81.7 million purchase price, $75.4 million was assigned to the preferred stock and $6.3 million was assigned to the warrant based on relative fair values at date of issuance.

The preferred shares carry an aggregate liquidation preference of $81.7 million, plus any accrued and unpaid dividends, and cumulative dividends at a rate of 5% per year for the first five years, and at a rate of 9% per year after the fifth year and rank senior to the common stock. All preferred stock dividends were paid as scheduled in 2010 and 2009. The preferred shares may be redeemed at any time pending approval from the banking regulatory authorities. The warrant entitles Treasury to purchase 609,687 shares of Heartland common stock at an initial exercise per share price of $20.10 (based on the trailing 20 day average Heartland common stock price as of December 5, 2008, the date of Treasury approval.)

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2010 and 2009, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below:

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$465,666	16.23%	$229,521	8.00%	N/A
Dubuque Bank and Trust Company	110,860	13.26	66,867	8.00	83,584	10.00%
Galena State Bank & Trust Co.	25,194	14.47	13,929	8.00	17,411	10.00
First Community Bank	11,226	16.12	5,570	8.00	6,962	10.00
Riverside Community Bank	26,616	13.75	15,490	8.00	19,363	10.00
Wisconsin Community Bank	48,634	13.51	28,798	8.00	35,998	10.00
New Mexico Bank & Trust	80,422	12.87	50,006	8.00	62,507	10.00
Arizona Bank & Trust	24,562	15.67	12,543	8.00	15,679	10.00
Rocky Mountain Bank	46,474	15.68	23,706	8.00	29,632	10.00
Summit Bank & Trust	12,483	19.63	5,088	8.00	6,360	10.00
Minnesota Bank & Trust	13,926	31.51	3,536	8.00	4,420	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$403,357	14.06%	$114,760	4.00%	N/A
Dubuque Bank and Trust Company	100,408	12.01	33,433	4.00	50,150	6.00%
Galena State Bank & Trust Co.	23,370	13.42	6,965	4.00	10,447	6.00
First Community Bank	10,346	14.86	2,785	4.00	4,177	6.00
Riverside Community Bank	24,182	12.49	7,745	4.00	11,618	6.00
Wisconsin Community Bank	44,761	12.43	14,399	4.00	21,599	6.00
New Mexico Bank & Trust	72,676	11.63	25,003	4.00	37,504	6.00
Arizona Bank & Trust	22,539	14.38	6,272	4.00	9,407	6.00
Rocky Mountain Bank	42,769	14.43	11,853	4.00	17,779	6.00
Summit Bank & Trust	11,682	18.37	2,544	4.00	3,816	6.00
Minnesota Bank & Trust	13,373	30.26	1,768	4.00	2,652	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$403,357	9.92%	$162,580	4.00%	N/A
Dubuque Bank and Trust Company	100,408	8.33	48,209	4.00	60,261	5.00%
Galena State Bank & Trust Co.	23,370	8.27	11,302	4.00	14,128	5.00
First Community Bank	10,346	8.94	4,627	4.00	5,784	5.00
Riverside Community Bank	24,182	8.12	11,911	4.00	14,889	5.00
Wisconsin Community Bank	44,761	9.56	18,730	4.00	23,412	5.00
New Mexico Bank & Trust	72,676	8.01	36,290	4.00	45,362	5.00
Arizona Bank & Trust	22,539	9.45	9,539	4.00	11,923	5.00
Rocky Mountain Bank	42,769	10.02	17,065	4.00	21,332	5.00
Summit Bank & Trust	11,682	12.07	3,870	4.00	4,838	5.00
Minnesota Bank & Trust	13,373	23.59	2,267	4.00	2,834	5.00

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$427,523	15.20%	$224,943	8.00%	N/A
Dubuque Bank and Trust Company	103,687	12.76	64,992	8.00	81,240	10.00%
Galena State Bank & Trust Co.	23,436	13.33	14,062	8.00	17,577	10.00
First Community Bank	11,276	14.11	6,393	8.00	7,991	10.00
Riverside Community Bank	25,531	13.80	14,799	8.00	18,499	10.00
Wisconsin Community Bank	44,144	13.49	26,186	8.00	32,733	10.00
New Mexico Bank & Trust	70,706	11.78	48,023	8.00	60,029	10.00
Arizona Bank & Trust	20,820	11.54	14,435	8.00	18,043	10.00
Rocky Mountain Bank	43,619	13.12	26,593	8.00	33,241	10.00
Summit Bank & Trust	10,170	14.37	5,662	8.00	7,077	10.00
Minnesota Bank & Trust	14,236	45.21	2,519	8.00	3,149	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$380,334	13.53%	$112,471	4.00%	N/A
Dubuque Bank and Trust Company	93,512	11.51	32,496	4.00	48,744	6.00%
Galena State Bank & Trust Co.	21,408	12.18	7,031	4.00	10,546	6.00
First Community Bank	10,266	12.85	3,196	4.00	4,794	6.00
Riverside Community Bank	23,202	12.54	7,400	4.00	11,100	6.00
Wisconsin Community Bank	40,011	12.22	13,093	4.00	19,640	6.00
New Mexico Bank & Trust	63,186	10.53	24,011	4.00	36,017	6.00
Arizona Bank & Trust	18,512	10.26	7,217	4.00	10,826	6.00
Rocky Mountain Bank	39,426	11.86	13,296	4.00	19,945	6.00
Summit Bank & Trust	9,285	13.12	2,831	4.00	4,246	6.00
Minnesota Bank & Trust	13,924	44.22	1,260	4.00	1,889	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$380,334	9.64%	$157,831	4.00%	N/A
Dubuque Bank and Trust Company	93,512	7.88	47,446	4.00	59,308	5.00%
Galena State Bank & Trust Co.	21,408	7.40	11,574	4.00	14,467	5.00
First Community Bank	10,266	8.37	4,904	4.00	6,130	5.00
Riverside Community Bank	23,202	8.32	11,151	4.00	13,938	5.00
Wisconsin Community Bank	40,011	9.23	17,345	4.00	21,682	5.00
New Mexico Bank & Trust	63,186	7.79	32,441	4.00	40,551	5.00
Arizona Bank & Trust	18,512	6.98	10,602	4.00	13,252	5.00
Rocky Mountain Bank	39,426	8.38	18,816	4.00	23,520	5.00
Summit Bank & Trust	9,285	9.38	3,958	4.00	4,947	5.00
Minnesota Bank & Trust	13,924	34.05	1,636	4.00	2,045	5.00

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $122.3 million as of December 31, 2010, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $77.1 million as of December 31, 2010, under the capital requirements to remain well capitalized.

TWENTY
FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, Heartland adopted ASC 820 for fair value measurements of certain of its financial instruments. The provisions of ASC 825, which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective January 1, 2008. Heartland has not made any fair value elections under ASC 825 as of December 31, 2010, and December 31, 2009.

As discussed in Note 1, ASC 820 defines fair value, establishes a framework for measuring fair value and expands the required disclosure about fair value measurements. Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Assets

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of $4.6 million of Z tranche assets.

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

Loans Held to Maturity
Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan”. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Heartland’s allowance methodology requires specific reserves for all impaired loans. At December 31, 2010, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies its impaired loans as nonrecurring Level 3.

Derivative Financial Instruments
Periodically, Heartland uses interest rate caps, floors and collars to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, and December 31, 2009, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned
Other real estate ("OREO") represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Heartland considers third party appraisals as well as independent fair value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Heartland also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value of the property, less disposal costs. OREO is classified as nonrecurring Level 3.

The table below presents, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)
	Total Fair Value Dec. 31, 2010	Level 1	Level 2	Level 3
Trading securities	$244	$244	$—	$—
Available-for-sale securities	1,204,699	320,008	880,015	4,676
Total assets at fair value	$1,204,943	$320,252	$880,015	$4,676

	Total Fair Value Dec. 31, 2009	Level 1	Level 2	Level 3
Trading securities	$695	$695	$—	$—
Available-for-sale securities	1,135,468	279,441	854,492	1,535
Derivative assets	2,530	—	2,530	—
Total assets at fair value	$1,138,693	$280,136	$857,022	$1,535

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
	Fair Value	Fair Value
Balance at January 1,	$1,535	$120
Purchases	—	219
Assets acquired through acquisition	—	141
Redemptions	(45)	(72)
Impairment loss	—	(40)
Market value appreciation	3,186	1,167
Balance at December 31,	$4,676	$1,535

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis:

(Dollars in thousands)
	Carrying Value at December 31, 2010				Year Ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$147,184	$—	$—	$147,184	$27,492
OREO	32,002	—	—	32,002	11,711

	Carrying Value at December 31, 2009				Year Ended December 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$124,791	$—	$—	$124,791	$28,384
OREO	30,568	—	—	30,568	8,137

The table below is a summary of the estimated fair value of Heartland’s financial instruments as of December 31, 2010 and 2009 as defined by ASC 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

(Dollars in thousands)
	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$62,572	$62,572	$182,410	$182,410
Trading securities	244	244	695	695
Securities available for sale	1,204,699	1,204,699	1,135,468	1,135,468
Securities held to maturity	59,621	58,610	39,054	37,477
Loans and leases, net of unearned	2,388,691	2,394,837	2,380,312	2,408,506
Derivatives	—	—	2,530	2,530
Financial Liabilities:
Demand deposits	$580,589	$580,589	$460,645	$460,645
Savings deposits	1,558,998	1,558,998	1,554,358	1,554,358
Time deposits	894,461	894,461	1,035,386	1,035,386
Short-term borrowings	235,864	235,864	162,349	162,349
Other borrowings	362,527	347,749	451,429	438,102
Derivatives	2,122	2,122	—	—

Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

Securities - For securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases - The fair value of loans is estimated using a historical or replacement cost basis concept (i.e. an entrance price concept). The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of loans held for sale is estimated using quoted market prices.

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

TWENTY-ONE
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2010	2009
Assets:
Cash and interest bearing deposits	$17,365	$6,161
Trading securities	244	695
Securities available for sale	6,365	13,740
Investment in subsidiaries	435,224	399,734
Other assets	19,970	14,527
Due from subsidiaries	2,750	4,750
Total assets	$481,918	$439,607
Liabilities and stockholders’ equity:
Short-term borrowings	$5,000	$5,000
Other borrowings	140,899	116,295
Accrued expenses and other liabilities	6,928	6,031
Total liabilities	152,827	127,326
Stockholders’ equity:
Preferred stock	78,483	77,224
Common stock	16,612	16,612
Capital surplus	44,628	44,284
Retained earnings	184,525	172,487
Accumulated other comprehensive income	8,517	7,107
Treasury stock	(3,674)	(5,433)
Total stockholders’ equity	329,091	312,281
Total liabilities and stockholders’ equity	$481,918	$439,607

INCOME STATEMENTS
(Dollars in thousands)
	For the years ended December 31,
	2010	2009	2008
Operating revenues:
Dividends from subsidiaries	$19,700	$12,000	$18,500
Securities gains, net	101	2,405	—
Gain (loss) on trading account securities	(91)	211	(998)
Impairment loss on equity securities	—	(40)	(4,972)
Other	671	1,734	975
Total operating revenues	20,381	16,310	13,505
Operating expenses:
Interest	7,499	6,104	8,684
Salaries and benefits	2,800	957	740
Professional fees	694	547	784
Other operating expenses	3,075	717	852
Total operating expenses	14,068	8,325	11,060
Equity in undistributed earnings (loss)	12,605	(3,055)	3,002
Income before income tax benefit	18,918	4,930	5,447
Income tax benefit	4,985	1,632	5,845
Net income	23,903	6,562	11,292
Preferred dividends and discount	(5,344)	(5,344)	(178)
Net income available to common stockholders	$18,559	$1,218	$11,114

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$23,903	$6,562	$11,292
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed loss (earnings) of subsidiaries	(12,605)	3,055	(3,002)
Security gains, net	(101)	(2,405)	—
Impairment loss on securities	—	40	4,972
Decrease in due from subsidiaries	2,000	10,750	—
Increase in accrued expenses and other liabilities	897	9	548
(Increase) decrease in other assets	(5,443)	1,227	(373)
Decrease in trading account securities	451	997	194
Other, net	(2,354)	987	1,612
Net cash provided by operating activities	6,748	21,222	15,243
Cash flows from investing activities:
Capital contributions to subsidiaries	(21,047)	(43,720)	(19,700)
Purchases of available for sale securities	(8,101)	(2,919)	(45,428)
Proceeds from the maturity of and principal paydowns on securities available for sale	1,644	33,332	560
Proceeds from sales of available for sale securities	16,814	—	—
Net cash used by investing activities	(10,690)	(13,307)	(64,568)
Cash flows from financing activities:
Net change in short-term borrowings	—	5,000	(15,000)
Proceeds from other borrowings	24,844	—	563
Repayments of other borrowings	(240)	(792)	(4,195)
Proceeds from preferred stock and warrant	—	—	81,698
Cash dividends paid	(10,606)	(10,182)	(6,461)
Purchase of treasury stock	(212)	(236)	(6,978)
Proceeds from issuance of common stock	1,360	970	2,358
Net cash provided (used) by financing activities	15,146	(5,240)	51,985
Net increase in cash and cash equivalents	11,204	2,675	2,660
Cash and cash equivalents at beginning of year	6,161	3,486	826
Cash and cash equivalents at end of year	$17,365	$6,161	$3,486

TWENTY-TWO
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)

2010	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$35,846	$36,713	$35,809	$34,684
Provision for loan and lease losses	8,860	4,799	9,955	8,894
Net interest income after provision for loan and lease losses	26,986	31,914	25,854	25,790
Noninterest income	18,293	12,609	10,834	10,593
Noninterest expense	37,317	33,446	29,575	28,901
Income taxes	1,464	4,187	2,035	2,160
Net income	6,498	6,890	5,078	5,322
Net income available to noncontrolling interest, net of tax	35	30	25	25
Net income attributable to Heartland	6,533	6,920	5,103	5,347
Preferred stock dividends and discount	(1,336)	(1,336)	(1,336)	(1,336)
Net income available to common stockholders	5,197	5,584	3,767	4,011

Per share:
Earnings per share-basic	$0.32	$0.34	$0.23	$0.25
Earnings per share-diluted	0.31	0.34	0.23	0.24
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	15.26	15.58	15.08	14.40
Market price – high	18.11	17.81	20.78	16.75
Market price – low	15.04	13.88	15.85	13.37
Weighted average common shares outstanding	16,392,806	16,380,606	16,363,106	16,348,652
Weighted average diluted common shares outstanding	16,515,657	16,465,650	16,459,978	16,435,844

Ratios:
Return on average assets	0.50%	0.55%	0.37%	0.41%
Return on average equity	8.06	8.76	6.25	6.83
Net interest margin	4.05	4.18	4.09	4.14
Efficiency ratio	70.09	69.05	63.14	64.27

(Dollars in thousands, except per share data)

2009	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$34,726	$34,582	$32,378	$31,077
Provision for loan and lease losses	10,775	11,896	10,041	6,665
Net interest income after provision for loan and lease losses	23,951	22,686	22,337	24,412
Noninterest income	13,370	11,908	14,664	12,762
Noninterest expense	43,434	30,323	30,477	28,286
Income taxes	1,762	803	1,812	2,819
Net income (loss)	(7,875)	3,468	4,712	6,069
Net income available to noncontrolling interest, net of tax	41	44	44	59
Net income (loss) attributable to Heartland	(7,834)	3,512	4,756	6,128
Preferred stock dividends and discount	(1,336)	(1,336)	(1,336)	(1,336)
Net income (loss) available to common stockholders	(9,170)	2,176	3,420	4,792

Per share:
Earnings (loss) per share-basic	$(0.56)	$0.13	$0.21	$0.29
Earnings (loss) per share-diluted	(0.56)	0.13	0.21	0.29
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	14.38	15.23	14.62	14.50
Market price – high	15.29	16.98	15.93	20.81
Market price – low	12.04	12.56	11.51	8.51
Weighted average common shares outstanding	16,324,039	16,311,454	16,298,242	16,276,064
Weighted average diluted common shares outstanding	16,345,095	16,340,092	16,323,724	16,296,839

Ratios:
Return on average assets	(0.92)%	0.22%	0.36%	0.53%
Return on average equity	(14.76)%	3.54%	5.74%	8.26%
Net interest margin	4.04%	4.06%	3.92%	3.94%
Efficiency ratio	92.19%	65.55%	66.40%	67.48%

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa

March 16, 2011

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2010, included herein, has issued an attestation report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter of 2010, a new methodology, including the installation of new software, was implemented for the calculation of the allowance for loan and lease losses. Management monitored these transition activities, including periodic reporting to the Audit Committee. No material internal control issues were encountered. There were no other significant changes to Heartland's disclosure controls or internal controls over financial reporting during 2010 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2010, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heartland Financial USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Heartland Financial USA, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa

March 16, 2011

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2011 Annual Meeting of Stockholders to be held on May 18, 2011 (the "2011 Proxy Statement") under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our 2011 Proxy Statement, under the captions “Compensation Discussion and Analysis”, “Compensation/Nominating Committee Interlocks”, “Compensation/Nominating Committee Report On Executive Compensation” and "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2011 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The table below sets forth the following information as of December 31, 2010 for (i) all compensation plans previously approved by Heartland's shareholders and (ii) all compensation plans not previously approved by Heartland's shareholders:

a.	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

b.	the weighted-average exercise price of such outstanding options, warrants and rights;

c.	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance
Equity compensation plans approved by security holders	672,721	$20.27	819,784
Equity compensation plans not approved by security holders	—	—	—
Total	672,721	$20.27	819,784	(1)

(1) Includes 377,960 shares available for use under the Heartland 2005 Long-Term Incentive Plan and 441,824 shares available for use under the Heartland Employee Stock Purchase Plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2011 Proxy Statement under the captions "Transactions with Management" and "Corporate Governance and the Board of Directors - Our Board of Directors - Independence" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2011 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as a part of this report are listed below:
	1.	Financial Statements
The consolidated financial statements of Heartland Financial USA, Inc. are included in Item 8 of this Form 10-K.
	2.	Financial Statement Schedules
None
	3.	Exhibits
The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the “Index of Exhibits” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

Heartland Financial USA, Inc.

By:           /s/ Lynn B. Fuller                           /s/ John K. Schmidt
------------------------                       ------------------------
Lynn B. Fuller                          John K. Schmidt
Principal Executive Officer                    Executive Vice President
and Principal Financial and Accounting Officer

Date:        March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2011.

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

10.1
Heartland Financial USA, Inc. 1993 Stock Option Plan dated as of May 12, 1993 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed on March 10, 1994).

10.2	(1)	Heartland Financial USA, Inc. Dividend Reinvestment Plan dated as of January 24, 2002 (incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on January 25, 2002).

10.3	(1)	Heartland Financial USA, Inc. 2003 Stock Option Plan dated as of May 21, 2003 (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Form DEF14A filed on April 7, 2003).

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

10.7	(1)	Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.8
Heartland Financial USA, Inc. 2006 Employee Stock Purchase Plan effective January 1, 2006 (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.9	(1)
Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Non-Qualified Stock Option Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2006).

10.10	(1)
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

10.13	(1)
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

10.15	(1)
Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007).

10.16	(1)
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

10.17	(1)
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

10.18	(1)
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.19	(1)
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

10.22	(1)
Form of Consent, executed by each Messrs. Lynn B. Fuller, John K. Schmidt, Kenneth J. Erickson, Douglas J. Horstmann and Edward H. Everts as to adoption of amendments to Benefit Plans as required by Section 111(b) of EESA (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 22, 2008).

10.23	(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement with those individuals subject to settlement restrictions due to Heartland’s participation in the United States Treasury’s Troubled Asset Relief Program.(incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 16, 2010).

10.24	(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement with those individuals not subject to settlement restrictions due to Heartland’s participation in the United States Treasury’s Troubled Asset Relief Program (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed on March 16, 2010).

10.25	(2)	Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of September 28, 2010.

10.26	(2)	Form of Senior Notes of Heartland Financial USA, Inc. (issued in 2010 private placement offering).

10.27	(2)	Promissory Note between Heartland Financial USA, Inc. and Valley Bank dated as of November 12, 2010.

11	(2)	Statement re Computation of Per Share Earnings.

21.1	(2)	Subsidiaries of the Registrant.

23.1	(2)	Consent of KPMG LLP.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	(2)	First Fiscal Year Certification of Chief Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.

99.2	(2)	First Fiscal Year Certification of Chief Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008.

(1) Management contracts or compensatory plans or arrangements.
(2) Filed herewith.