Form 10-Q
period 2011-03-31
HEARTLAND FINANCIAL USA INC
filed 2011-05-10
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 9, 2011, the Registrant had outstanding 16,419,353 shares of common stock, $1.00 par value per share.

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
10.1 Promissory note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of April 20, 2011, including Loan Commitment Letter dated April 5, 2011.
10.2 ISDA Confirmation Letter between Heartland Financial USA, Inc. and Bankers Trust Company dated as of April 5, 2011.
10.3 Promissory note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of April 20, 2011.
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
Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2011
	(Unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$82,111	$58,960
Federal funds sold and other short-term investments	4,167	3,612
Cash and cash equivalents	86,278	62,572
Securities:
Trading, at fair value	460	244
Available for sale, at fair value (cost of $1,171,821 at March 31, 2011, and $1,188,807 at December 31, 2010)	1,184,559	1,204,699
Held to maturity, at cost (fair value of $58,370 at March 31, 2011, and $58,610 at December 31, 2010)	59,428	59,621
Loans held for sale	8,317	23,904
Loans and leases receivable:
Held to maturity	2,360,604	2,343,987
Loans covered by loss share agreements	19,201	20,800
Allowance for loan and lease losses	(43,271)	(42,693)
Loans and leases receivable, net	2,336,534	2,322,094
Premises, furniture and equipment, net	119,954	121,012
Other real estate, net	35,007	32,002
Goodwill, net	25,909	25,909
Other intangible assets, net	13,440	13,466
Cash surrender value on life insurance	66,073	62,508
FDIC indemnification asset	1,396	2,294
Other assets	66,019	69,130
TOTAL ASSETS	$4,003,374	$3,999,455
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$637,452	$580,589
Savings	1,569,993	1,558,998
Time	874,929	894,461
Total deposits	3,082,374	3,034,048
Short-term borrowings	194,934	235,864
Other borrowings	365,281	362,527
Accrued expenses and other liabilities	28,393	35,232
TOTAL LIABILITIES	3,670,982	3,667,671
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 102,302 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	78,798	78,483
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	44,586	44,628
Retained earnings	185,788	184,525
Accumulated other comprehensive income	6,989	8,517
Treasury stock at cost (193,443 shares at March 31, 2011, and 186,616 shares at December 31, 2010)	(3,058)	(3,674)
TOTAL STOCKHOLDERS' EQUITY	329,715	329,091
Noncontrolling interest	2,677	2,693
TOTAL EQUITY	332,392	331,784
TOTAL LIABILITIES AND EQUITY	$4,003,374	$3,999,455
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2011	March 31, 2010
INTEREST INCOME:
Interest and fees on loans and leases	$36,966	$37,328
Interest on securities:
Taxable	7,411	9,455
Nontaxable	3,564	2,849
Interest on interest bearing deposits in other financial institutions	1	5
TOTAL INTEREST INCOME	47,942	49,637
INTEREST EXPENSE:
Interest on deposits	8,026	10,760
Interest on short-term borrowings	259	234
Interest on other borrowings	3,936	3,959
TOTAL INTEREST EXPENSE	12,221	14,953
NET INTEREST INCOME	35,721	34,684
Provision for loan and lease losses	10,009	8,894
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	25,712	25,790
NONINTEREST INCOME:
Service charges and fees	3,361	3,204
Loan servicing income	1,549	1,427
Trust fees	2,479	2,181
Brokerage and insurance commissions	848	712
Securities gains, net	2,089	1,456
Gain on trading account securities	216	48
Gains on sale of loans	1,402	798
Income on bank owned life insurance	403	314
Other noninterest income	261	453
TOTAL NONINTEREST INCOME	12,608	10,593
NONINTEREST EXPENSES
Salaries and employee benefits	18,186	15,423
Occupancy	2,386	2,294
Furniture and equipment	1,409	1,447
Professional fees	3,019	2,211
FDIC insurance assessments	1,345	1,420
Advertising	850	814
Intangible assets amortization	146	151
Net loss on repossessed assets	1,632	2,064
Other noninterest expenses	3,914	3,077
TOTAL NONINTEREST EXPENSES	32,887	28,901
INCOME BEFORE INCOME TAXES	5,433	7,482
Income taxes	1,212	2,160
NET INCOME	4,221	5,322
Net income available to noncontrolling interest, net of tax	16	25
NET INCOME ATTRIBUTABLE TO HEARTLAND	4,237	5,347
Preferred dividends and discount	(1,336)	(1,336)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,901	$4,011

EARNINGS PER COMMON SHARE - BASIC	$0.18	$0.25
EARNINGS PER COMMON SHARE - DILUTED	$0.18	$0.24
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,221	$5,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,945	2,117
Provision for loan and lease losses	10,009	8,894
Net amortization of premium on securities	2,921	1,273
Securities gains, net	(2,089)	(1,456)
Increase in trading account securities	(216)	(571)
Stock based compensation	312	234
Loans originated for sale	(95,660)	(75,771)
Proceeds on sales of loans	81,475	75,261
Net gains on sales of loans	(1,402)	(798)
(Decrease) increase in accrued interest receivable	(268)	742
Decrease in prepaid expenses	1,090	1,231
Decrease in accrued interest payable	(901)	(1,099)
Other, net	(244)	(1,382)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,193	13,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	165,336	75,536
Proceeds from the maturity of and principal paydowns on securities available for sale	77,536	82,209
Proceeds from the maturity of and principal paydowns on securities held to maturity	220	319
Purchase of securities available for sale	(226,801)	(209,993)
Purchase of securities held to maturity	—	(8,880)
Net increase in loans and leases	(2,248)	(41,772)
Purchase of bank owned life insurance policies	(3,140)	(5,676)
Capital expenditures	(1,359)	(4,363)
Proceeds on sale of OREO and other repossessed assets	5,216	6,681
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	14,760	(105,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	67,858	46,685
Net decrease in time deposit accounts	(19,532)	(59,663)
Net (decrease) increase in short-term borrowings	(40,930)	28,383
Proceeds from other borrowings	3,054	401
Repayments of other borrowings	(300)	(25,791)
Purchase of treasury stock	(289)	(132)
Proceeds from issuance of common stock	485	302
Excess tax benefits on exercised stock options	66	6
Dividends paid	(2,659)	(2,649)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	7,753	(12,458)
Net increase (decrease) in cash and cash equivalents	23,706	(104,400)
Cash and cash equivalents at beginning of year	62,572	182,410
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,278	$78,010
Supplemental disclosures:
Cash paid for income/franchise taxes	$592	$2,720
Cash paid for interest	$13,122	$16,052
Loans transferred to OREO	$8,973	$5,514
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Net income				5,347			(25)	5,322
Unrealized gain (loss) on securities available for sale arising during the period					(985)			(985)
Unrealized gain (loss) on derivatives arising during the period					(1,554)			(1,554)
Reclassification adjustment for net security (gains)/losses realized in net income					(1,456)			(1,456)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					323			323
Income taxes					1,364			1,364
Comprehensive income								3,014
Cumulative preferred dividends accrued and discount accretion	315			(315)				—
Cash dividends declared:
Preferred, $12.50 per share				(1,021)				(1,021)
Common, $0.10 per share				(1,628)				(1,628)
Purchase of 9,776 shares of common stock						(132)		(132)
Issuance of 21,288 shares of common stock			(99)			408		309
Commitments to issue common stock			234					234
Balance at March 31, 2010	$77,539	$16,612	$44,419	$174,870	$4,799	$(5,157)	$2,751	$315,833
Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Net income				4,237			(16)	4,221
Unrealized gain (loss) on securities available for sale arising during the period					(1,065)			(1,065)
Unrealized gain (loss) on derivatives arising during the period					679			679
Reclassification adjustment for net security (gains)/losses realized in net income					(2,089)			(2,089)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					4			4
Income taxes					943			943
Comprehensive income								2,693
Cumulative preferred dividends accrued and discount accretion	315			(315)				—
Cash dividends declared:
Preferred, $12.50 per share				(1,021)				(1,021)
Common, $0.10 per share				(1,638)				(1,638)
Purchase of 48,215 shares of common stock						(289)		(289)
Issuance of 41,388 shares of common stock			(354)			905		551
Commitments to issue common stock			312					312
Balance at March 31, 2011	$78,798	$16,612	$44,586	$185,788	$6,989	$(3,058)	$2,677	$332,392
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2010, included in Heartland Financial USA, Inc.'s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 16, 2011. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2011, are not necessarily indicative of the results expected for the year ending December 31, 2011.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2011 and 2010, are shown in the table below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	March 31, 2011	March 31, 2010
Net income attributable to Heartland	$4,237	$5,347
Preferred dividends and discount	(1,336)	(1,336)
Net income available to common stockholders	$2,901	$4,011
Weighted average common shares outstanding for basic earnings per share	16,408	16,349
Assumed incremental common shares issued upon exercise of stock options	149	87
Weighted average common shares for diluted earnings per share	16,557	16,436
Earnings per common share — basic	$0.18	$0.25
Earnings per common share — diluted	$0.18	$0.24
Number of antidilutive stock options excluded from diluted earnings per share computation	562	573

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of March 31, 2011 and 2010, and changes during the three months ended March 31, 2011 and 2010, follows:

	2011		2010
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	672,721	$20.27	704,471	$20.02
Granted	—	—	—	—
Exercised	(30,250)	10.03	(10,500)	12.00
Forfeited	—	—	—	—
Outstanding at March 31	642,471	$20.76	693,971	$20.14
Options exercisable at March 31	499,370	$20.44	413,570	$18.61

At March 31, 2011, the vested options totaled 499,370 shares with a weighted average exercise price of $20.44 per share and a weighted average remaining contractual life of 4.15 years. The intrinsic value for the vested options as of March 31, 2011, was $501 thousand. The intrinsic value for the total of all options exercised during the three months ended March 31, 2011, was $211 thousand. The total fair value of shares under stock options and awards vested during the three months ended March 31, 2011, was $312 thousand. At March 31, 2011, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 279,760.

No options were granted during the first three months of 2011 and 2010. Cash received from options exercised for the three months ended March 31, 2011, was $303 thousand, with a related tax benefit of $66 thousand. Cash received from options exercised for the three months ended March 31, 2010, was $126 thousand, with a related tax benefit of $6 thousand.

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Heartland Compensation Committee. On January 18, 2011, restricted stock units (“RSUs”) totaling 101,150 were granted to key policy-making employees. On January 19, 2010, RSUs totaling 98,200 were granted to key policy-making employees. These RSUs were granted at no cost to the employee. These RSUs represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over five years in three equal installments on the 3rd, 4th and 5th anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the employee attains age 62 and has provided ten years of service to Heartland; and, if held by Heartland's five most highly compensated employees, are subject to TARP limitations that prohibit settlement until Heartland's TARP monies have been repaid to Treasury (subject to increments of 25%) and will continue to vest after retirement if retirement occurs after the second anniversary of the grant date.

Total compensation costs recorded for stock options, RSUs and shares to be issued under the 2006 Employee Stock Purchase Plan were $312 thousand and $234 thousand for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there were $3.3 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and restricted stock awards which is expected to be recognized through 2014.

Effect of New Financial Accounting Standards

In January 2010, the FASB issued an accounting standard which requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation. Additionally, the standard clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the changes. This accounting standard was subsequently codified into ASC Topic 820, “Improving Disclosures about Fair Value Measurements.”  Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reported period beginning after December 31, 2009. Heartland adopted this accounting standard at the beginning of 2010, except for the detailed Level 3 disclosures, with no material impact on the results of operations, financial position and liquidity. Heartland adopted the presentment of detailed Level 3 disclosures during the first quarter of 2011 with no material impact on the results of operations, financial position and liquidity.

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the
Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, the allowance for credit losses and fair value of financing receivables are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. Heartland adopted this accounting standard as of December 31, 2010, except for the activity-related disclosures, with no material impact on the results of operations, financial position and liquidity. Heartland adopted the activity-related disclosures during the first quarter of 2011 with no material impact on the results of operations, financial position and liquidity. See Note 4 for additional disclosures regarding this accounting standard.

NOTE 2: ACQUISITIONS

On July 9, 2009, through its subsidiary Galena State Bank & Trust Co., Heartland acquired substantially all of the assets of The Elizabeth State Bank in an FDIC assisted transition for which the FDIC provided loss share coverage. The carrying amount of loans covered under these loss share agreements with the FDIC consisted of impaired and nonimpaired purchased loans and are summarized in the following table:

(Dollars in thousands)
	March 31, 2011			December 31, 2010
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$4,238	$5,130	$9,368	$4,256	$5,800	$10,056
Residential real estate	—	5,291	5,291	—	5,792	5,792
Agricultural and agricultural real estate	379	2,249	2,628	379	2,344	2,723
Consumer loans	675	1,239	1,914	690	1,539	2,229
Total Covered Loans	$5,292	$13,909	$19,201	$5,325	$15,475	$20,800

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of March 31, 2011, and December 31, 2010, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Securities available for sale:
U.S. government corporations and agencies	$225,703	$2,057	$(919)	$226,841
Mortgage-backed securities	652,945	15,175	(5,775)	662,345
Obligations of states and political subdivisions	253,433	5,763	(3,092)	256,104
Corporate debt securities	16,147	—	(982)	15,165
Total debt securities	1,148,228	22,995	(10,768)	1,160,455
Equity securities	23,593	511	—	24,104
Total	$1,171,821	$23,506	$(10,768)	$1,184,559
December 31, 2010
Securities available for sale:
U.S. government corporations and agencies	$316,758	$4,392	$(1,143)	$320,007
Mortgage-backed securities	586,796	17,455	(4,211)	600,040
Obligations of states and political subdivisions	244,368	4,235	(4,140)	244,463
Corporate debt securities	16,142	—	(1,168)	14,974
Total debt securities	1,164,064	26,082	(10,662)	1,179,484
Equity securities	24,743	472	—	25,215
Total	$1,188,807	$26,554	$(10,662)	$1,204,699

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2011, and December 31, 2010, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Securities held to maturity:
Mortgage-backed securities	$9,633	$140	$(977)	$8,796
Obligations of states and political subdivisions	49,795	—	(221)	49,574
Total	$59,428	$140	$(1,198)	$58,370
December 31, 2010
Securities held to maturity:
Mortgage-backed securities	$9,825	$145	$(993)	$8,977
Obligations of states and political subdivisions	49,796	—	(163)	49,633
Total	$59,621	$145	$(1,156)	$58,610

Nearly 80% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2011, and December 31, 2010. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2010, and December 31, 2009, respectively.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
U.S. government corporations and agencies	$96,079	$(919)	$—	$—	$96,079	$(919)
Mortgage-backed securities	157,323	(5,055)	6,369	(720)	163,692	(5,775)
Obligations of states and political subdivisions	78,677	(2,836)	2,760	(256)	81,437	(3,092)
Corporate debt securities	15,165	(982)	—	—	15,165	(982)
Total debt securities	347,244	(9,792)	9,129	(976)	356,373	(10,768)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$347,244	$(9,792)	$9,129	$(976)	$356,373	$(10,768)
December 31, 2010
U.S. government corporations and agencies	$107,583	$(1,143)	$—	$—	$107,583	$(1,143)
Mortgage-backed securities	104,724	(2,765)	11,984	(1,446)	116,708	(4,211)
Obligations of states and political subdivisions	109,387	(3,995)	763	(145)	110,150	(4,140)
Corporate debt securities	14,974	(1,168)	—	—	14,974	(1,168)
Total debt securities	336,668	(9,071)	12,747	(1,591)	349,415	(10,662)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$336,668	$(9,071)	$12,747	$(1,591)	$349,415	$(10,662)

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

NOTE 4: LOANS AND LEASES

Loans and leases as of March 31, 2011, and December 31, 2010, were as follows:

(Dollars in thousands)
	March 31, 2011	December 31, 2010
Loans and leases receivable held to maturity:
Commercial	$605,654	$558,031
Commercial real estate	1,121,876	1,160,962
Residential real estate	169,513	163,726
Agricultural and agricultural real estate	253,189	250,943
Consumer	214,682	214,515
Gross loans receivable held to maturity	2,364,914	2,348,177
Net direct financing leases held to maturity	876	981
Gross loans and leases receivable held to maturity	2,365,790	2,349,158
Unearned discount	(2,409)	(2,581)
Deferred loan fees	(2,777)	(2,590)
Total net loans and leases receivable held to maturity	2,360,604	2,343,987
Loans covered under loss share agreements:
Commercial and commercial real estate	9,368	10,056
Residential real estate	5,291	5,792
Agricultural and agricultural real estate	2,628	2,723
Consumer	1,914	2,229
Total loans covered under loss share agreements	19,201	20,800
Allowance for loan and lease losses	(43,271)	(42,693)
Loans and leases receivable, net	$2,336,534	$2,322,094

The following table shows the balance in the allowance for loan and lease losses at March 31, 2011, and December 31, 2010, and the related loan balances, disaggregated on the basis of impairment methodology. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status which are individually evaluated for impairment and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20.

(Dollars in thousands)
	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2011
Commercial	$3,085	$7,559	$10,644	$14,546	$591,108	$605,654
Commercial real estate	8,425	13,362	21,787	93,927	1,027,949	1,121,876
Agricultural and agricultural real estate	324	1,658	1,982	16,616	236,573	253,189
Residential real estate	440	1,896	2,336	6,289	163,224	169,513
Consumer	1,176	5,326	6,502	4,285	210,397	214,682
Lease financing	—	20	20	—	876	876
Unallocated	—	—	—	—	—	—
Total	$13,450	$29,821	$43,271	$135,663	$2,230,127	$2,365,790
December 31, 2010
Commercial	$2,837	$7,688	$10,525	$16,598	$541,433	$558,031
Commercial real estate	7,127	13,189	20,316	105,341	1,055,621	1,160,962
Agricultural and agricultural real estate	512	1,635	2,147	16,255	234,688	250,943
Residential real estate	659	1,722	2,381	5,450	158,276	163,726
Consumer	1,026	5,289	6,315	3,540	210,975	214,515
Lease financing	—	9	9	—	981	981
Unallocated	—	1,000	1,000	—	—	—
Total	$12,161	$30,532	$42,693	$147,184	$2,201,974	$2,349,158

The following table presents nonaccrual loans, accruing loans past due 90 days or more and restructured loans not covered under loss share agreements at March 31, 2011, and December 31, 2010. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at March 31, 2011, and December 31, 2010.

(Dollars in thousands)
	March 31, 2011	December 31, 2010
Nonaccrual loans	$87,970	$90,512
Accruing loans past due 90 days or more	3,038	85
Restructured loans (accruing)	22,613	23,719

Heartland had $30.2 million of restructured loans at March 31, 2011, of which $7.6 million were classified as nonaccrual and $22.6 million were accruing according to the restructured terms. Heartland had $36.4 million of restructured loans at December 31, 2010, of which $12.7 million were classified as nonaccrual and $23.7 million were accruing according to the restructured terms.

The following table presents nonaccrual loans not covered by loss share agreements at March 31, 2011, and December 31, 2010:

(Dollars in thousands)
	March 31, 2011	December 31, 2010
Commercial	$7,265	$9,114
Commercial real estate	63,547	65,534
Total commercial and commercial real estate	70,812	74,648
Residential real estate	9,407	9,510
Agricultural and agricultural real estate	2,322	1,670
Consumer	5,429	4,684
Total nonaccrual loans held to maturity	$87,970	$90,512

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of March 31, 2011, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. The nonpass category in the table below is comprised of approximately 37% special mention and 63% substandard as of March 31, 2011. The percent of nonpass loans on nonaccrual status as of March 31, 2011, was 27%. As of December 31, 2010, the nonpass category in the table below was comprised of approximately 37% special mention and 63% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2010, was 25%.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at March 31, 2011, and December 31, 2010:

(Dollars in thousands)
	Pass	Nonpass	Total
March 31, 2011
Commercial	$547,107	$58,547	$605,654
Commercial real estate	915,702	206,174	1,121,876
Total commercial and commercial real estate	1,462,809	264,721	1,727,530
Residential real estate	150,756	18,757	169,513
Agricultural and agricultural real estate	223,795	29,394	253,189
Consumer	203,262	11,420	214,682
Lease financing	876	—	876
Total gross loans and leases receivable held to maturity	$2,041,498	$324,292	$2,365,790
December 31, 2010
Commercial	$504,207	$53,824	$558,031
Commercial real estate	912,897	248,065	1,160,962
Total commercial and commercial real estate	1,417,104	301,889	1,718,993
Residential real estate	146,392	17,334	163,726
Agricultural and agricultural real estate	220,096	30,847	250,943
Consumer	202,533	11,982	214,515
Lease financing	981	—	981
Total gross loans and leases receivable held to maturity	$1,987,106	$362,052	$2,349,158

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at March 31, 2011, and December 31, 2010:

(Dollars in thousands)
	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
March 31, 2011
Commercial	$1,162	$—	$—	$1,162	$597,227	$7,265	$605,654
Commercial real estate	3,219	176	3,038	6,433	1,051,896	63,547	1,121,876
Total commercial and commercial real estate	4,381	176	3,038	7,595	1,649,123	70,812	1,727,530
Residential real estate	1,308	—	—	1,308	158,798	9,407	169,513
Agricultural and agricultural real estate	550	445	—	995	249,872	2,322	253,189
Consumer	2,489	365	—	2,854	206,399	5,429	214,682
Lease financing		—	—	—	876	—	876
Total gross loans and leases receivable held to maturity	$8,728	$986	$3,038	$12,752	$2,265,068	$87,970	$2,365,790
December 31, 2010
Commercial	$895	$282	$—	$1,177	$547,740	$9,114	$558,031
Commercial real estate	5,328	2,940	85	8,353	1,087,075	65,534	1,160,962
Total commercial and commercial real estate	6,223	3,222	85	9,530	1,634,815	74,648	1,718,993
Residential real estate	2,482	—	—	2,482	151,734	9,510	163,726
Agricultural and agricultural real estate	283	292	—	575	248,698	1,670	250,943
Consumer	2,369	628	—	2,997	206,834	4,684	214,515
Lease financing		—	—	—	981	—	981
Total gross loans and leases receivable held to maturity	$11,357	$4,142	$85	$15,584	$2,243,062	$90,512	$2,349,158

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following table presents data on impaired loans not covered by loss share agreements as of March 31, 2011, and December 31, 2010:

(Dollars in thousands)
	March 31, 2011	December 31, 2010
Impaired loans for which a valuation allowance has been provided	$54,957	$58,975
Impaired loans for which no valuation allowance has been provided	80,706	88,209
Total loans determined to be impaired	$135,663	$147,184
Allowance for loan losses related to impaired loans	$13,450	$12,161

The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at March 31, 2011, and December 31, 2010, the outstanding loan balance recorded on the consolidated balance sheet at March 31, 2011, and December 31, 2010, any related allowance recorded for those loans as of March 31, 2011, and December 31, 2010, the average outstanding loan balance recorded on the balance sheet during the quarter ended March 31, 2011, and year ended December 31, 2010, and the interest income recognized on the impaired loans during the quarter ended March 31, 2011, and year ended December 31, 2010:

(Dollars in thousands)
March 31, 2011
	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to-Date Avg. Loan Balance	Quarter-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$8,964	$8,964	$3,085	$12,966	$110
Commercial real estate	37,030	36,842	8,425	36,112	169
Total commercial and commercial real estate	45,994	45,806	11,510	49,078	279
Residential real estate	1,873	1,754	440	1,980	17
Agricultural and agricultural real estate	4,624	4,616	324	4,143	65
Consumer	2,781	2,781	1,176	2,423	11
Total loans held to maturity	$55,272	$54,957	$13,450	$57,624	$372
Impaired loans without a related allowance
Commercial	$8,842	$5,582	$—	$2,944	$1
Commercial real estate	77,106	57,085	—	65,059	273
Total commercial and commercial real estate	85,948	62,667	—	68,003	274
Residential real estate	5,407	4,535	—	3,826	13
Agricultural and agricultural real estate	12,048	12,000	—	12,083	98
Consumer	1,569	1,504	—	1,266	1
Total loans held to maturity	$104,972	$80,706	$—	$85,178	$386
Total impaired loans held to maturity
Commercial	$17,806	$14,546	$3,085	$15,910	$111
Commercial real estate	114,136	93,927	8,425	101,171	442
Total commercial and commercial real estate	131,942	108,473	11,510	117,081	553
Residential real estate	7,280	6,289	440	5,806	30
Agricultural and agricultural real estate	16,672	16,616	324	16,226	163
Consumer	4,350	4,285	1,176	3,689	12
Total impaired loans held to maturity	$160,244	$135,663	$13,450	$142,802	$758

(Dollars in thousands)
December 31, 2010
	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$14,936	$14,936	$2,837	$15,471	$481
Commercial real estate	35,365	35,282	7,127	36,545	1,394
Total commercial and commercial real estate	50,301	50,218	9,964	52,016	1,875
Residential real estate	2,577	2,415	659	1,390	7
Agricultural and agricultural real estate	3,911	3,911	512	3,707	181
Consumer	2,445	2,431	1,026	1,740	70
Total loans held to maturity	$59,234	$58,975	$12,161	$58,853	$2,133
Impaired loans without a related allowance
Commercial	$4,378	$1,662	$—	$1,722	$1
Commercial real estate	92,979	70,059	—	72,567	1,026
Total commercial and commercial real estate	97,357	71,721	—	74,289	1,027
Residential real estate	3,515	3,035	—	1,748	47
Agricultural and agricultural real estate	12,401	12,344	—	11,701	391
Consumer	1,458	1,109	—	793	2
Total loans held to maturity	$114,731	$88,209	$—	$88,531	$1,467
Total impaired loans held to maturity
Commercial	$19,314	$16,598	$2,837	$17,193	$482
Commercial real estate	128,344	105,341	7,127	109,112	2,420
Total commercial and commercial real estate	147,658	121,939	9,964	126,305	2,902
Residential real estate	6,092	5,450	659	3,138	54
Agricultural and agricultural real estate	16,312	16,255	512	15,408	572
Consumer	3,903	3,540	1,026	2,533	72
Total impaired loans held to maturity	$173,965	$147,184	$12,161	$147,384	$3,600

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months ended March 31, 2011, were as follows:

(Dollars in thousands)
	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2010	$10,525	$20,316	$2,147	$2,381	$6,315	$9	$1,000	$42,693
Charge-offs	(1,387)	(7,104)	(72)	(613)	(847)	—	—	(10,023)
Recoveries	69	374	—	2	147	—	—	592
Provision	1,437	8,201	(93)	566	887	11	(1,000)	10,009
Balance at March 31, 2011	$10,644	$21,787	$1,982	$2,336	$6,502	$20	$—	43,271

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $25.9 million at March 31, 2011, and December 31, 2010. The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2011, and December 31, 2010, are presented in the table below, in thousands:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$9,957	$8,466	$9,957	$8,345
Mortgage servicing rights	15,869	4,539	15,297	4,087
Customer relationship intangible	1,177	558	1,177	533
Total	$27,003	$13,563	$26,431	$12,965
Unamortized intangible assets		$13,440		$13,466

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2011. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at March 31, 2011, or December 31, 2010. The fair value of Heartland's mortgage servicing rights was estimated at $15.2 million and $12.3 million at March 31, 2011, and December 31, 2010, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ending December 31, 2011	$349	$2,577	$74	$3,000
Year ending December 31,
2012	441	3,501	55	3,997
2013	423	2,626	45	3,094
2014	184	1,751	43	1,978
2015	15	875	42	932
2016	14	—	41	55
Thereafter	65	—	319	384

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2011	2010
Balance at January 1	$11,210	$9,533
Originations	984	5,778
Amortization	(864)	(4,101)
Balance at March 31	$11,330	$11,210

NOTE 7: BORROWINGS

On March 11, 2011, Heartland issued an additional $3.0 million of its senior notes to one additional accredited investor. The total senior notes outstanding was $27.5 million as of March 31, 2011, and $24.5 million as of December 31, 2010.

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

To reduce the potentially negative impact a downward movement in interest rates would have on its interest income, Heartland entered into the following transaction. On September 19, 2005, Heartland entered into a five-year interest rate collar transaction on a notional amount of $50.0 million. This collar transaction was effective on September 21, 2005, and matured on September 21, 2010. Heartland was the payer on prime at a cap strike rate of 9.00% and the counterparty was the payer on prime at a floor strike rate of 6.00%.

For accounting purposes, the collar transaction described above was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Heartland's prime-based loans that reset whenever prime changes. The hedged loan transactions for the hedging relationship was designated as the first prime-based interest payments received by Heartland each calendar month during the term of the collar that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the collar.

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

To reduce the potentially negative impact an upward movement in interest rates would have on its net interest income, Heartland entered into the following two cap transactions. For accounting purposes, these two cap transactions were originally designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, above the cap strike rate associated with the interest payments made on $40.0 million of Heartland's subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV and V) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the caps.

The first transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2011, and December 31, 2010, the fair market value of this cap transaction was recorded as an asset of $2 thousand and $5 thousand, respectively. Upon the execution of the second swap transaction discussed below, hedge accounting was discontinued and this cap transaction was converted to a mark to market hedge. During the first quarter of 2011 and 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $3 thousand and $50 thousand, respectively.

The second transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of March 31, 2011, and December 31, 2010, this cap transaction had no fair market value. Upon the execution of the third swap transaction discussed below, hedge accounting was discontinued and this cap transaction was converted to a mark to market hedge. During the first three months of 2011, there was no mark to market adjustment for this cap transaction. During the first quarter 2010, the mark to market adjustment for this cap transaction was recorded as a loss of $3 thousand.

In addition to the two cap transactions, Heartland entered into the following three forward-starting interest rate swap transactions to effectively convert $65.0 million of its variable interest rate subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) to fixed interest rate debt. For accounting purposes, these three swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $65.0 million of Heartland's subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $795 thousand at March 31, 2011, and as a liability of $972 thousand at December 31, 2010.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $61 thousand at March 31, 2011, and a liability of $333 thousand at December 31, 2010.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $589 thousand at March 31, 2011, and as a liability of $823 thousand at December 31, 2010.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in ASC 815-20-25, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments' change in fair value were included in the assessment of hedge effectiveness. Except as discussed below, no ineffectiveness was recognized for the cash flow hedge transactions for the quarters ended March 31, 2011 and 2010.

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

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. During the first quarter of 2010, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $91 thousand.

A portion of the September 19, 2005, collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank's prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During the first quarter of 2010, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $90 thousand.

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

Net unrealized gains on derivatives designated as cash flow hedges arising during the first three months of 2011 and separately disclosed in the statement of changes in stockholders' equity totaled $679 thousand, before income taxes of $253 thousand. Net unrealized losses on derivatives designated as cash flow hedges arising during the first three months of 2010 and separately disclosed in the statement of changes in shareholders' equity totaled $1.6 million, before income taxes of $577 thousand.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland's variable-rate assets and liabilities. For the three months ended March 31, 2011, the change in net unrealized losses on cash flow hedges reflects a reclassification of $463 thousand from accumulated other comprehensive income to interest income or interest expense. For the next twelve months, Heartland estimates that an additional $1.9 million will be reclassified from accumulated other comprehensive income to interest income or interest expense.

Cash payments received on the collar transactions totaled $344 thousand during the first three months of 2010.

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

NOTE 9: FAIR VALUE

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

Assets

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of $4.6 million of Z tranche mortgage-backed securities.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At March 31, 2011, all impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Mortgage Servicing Rights
Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type, note rate, prepayment trends and external market factors. If the valuation model reflects a fair value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. As such, Heartland classifies mortgage servicing rights subjected to nonrecurring fair value adjustments as Level 2.

Other Real Estate Owned
Other real estate owned ("OREO") represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Heartland considers third party appraisals, as well as independent fair value assessments from realtors or persons involved in selling OREO, in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Heartland also periodically reviews OREO to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. OREO is classified as nonrecurring Level 3.

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2011
Trading securities	$460	$460	$—	$—
Securities available for sale	1,184,559	226,841	953,060	4,658
Total assets at fair value	$1,185,019	$227,301	$953,060	$4,658
Derivative liabilities	$1,443	$—	$1,443	$—
Total liabilities at fair value	$1,443	$—	$1,443	$—
December 31, 2010
Trading securities	$244	$244	$—	$—
Securities available for sale	1,204,699	320,008	880,015	4,676
Total assets at fair value	$1,204,943	$320,252	$880,015	$4,676
Derivative liabilities	$2,122	$—	$2,122	$—
Total liabilities at fair value	$2,122	$—	$2,122	$—

There were no transfers between Levels 1, 2 or 3 during the three-month period ended March 31, 2011, or the year ended December 31, 2010.

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)

	For the Three Months Ended	For the Year Ended
	March 31, 2011	December 31, 2010
	Fair Value	Fair Value
Balance at January 1,	$4,676	$1,535
Redemptions	(1,397)	(45)
Market value appreciation	1,379	3,186
Balance at March 31,	$4,658	$4,676

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis:

(Dollars in thousands)

	Carrying Value at				Three Months Ended
	March 31, 2011				March 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$135,663	$—	$—	$135,663	$8,563
OREO	35,007	—	—	35,007	831

(Dollars in thousands)

	Carrying Value at				Year Ended
	December 31, 2010				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$147,184	$—	$—	$147,184	$27,492
OREO	32,002	—	—	32,002	11,711

The table below is a summary of the estimated fair value of Heartland's financial instruments as of March 31, 2011, and December 31, 2010, as defined by ASC 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

Heartland does not believe that the estimated information presented herein is representative of the earnings power or value of Heartland. The following analysis, which is inherently limited in depicting fair value, also does not consider any value associated with either existing customer relationships or the ability of Heartland to create value through loan origination, deposit gathering or fee generating activities. Many of the estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

(Dollars in thousands)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$86,278	$86,278	$62,572	$62,572
Trading securities	460	460	244	244
Securities available for sale	1,184,559	1,184,559	1,204,699	1,204,699
Securities held to maturity	59,428	58,370	59,621	58,610
Loans and leases, net of unearned	2,388,122	2,394,630	2,388,691	2,394,837
Financial Liabilities:
Demand deposits	$637,452	$637,452	$580,589	$580,589
Savings deposits	1,569,993	1,569,993	1,558,998	1,558,998
Time deposits	874,929	874,929	894,461	894,461
Short-term borrowings	194,934	194,534	235,864	235,864
Other borrowings	365,281	354,068	362,527	347,749
Derivatives	1,443	1,443	2,122	2,122

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

Derivatives — The fair value of all derivatives is estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates and, when appropriate, the current creditworthiness of the counter-party.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2010. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

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

Allowance For Loan And Lease Losses

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland's earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. Nonperforming loans and large non-homogeneous loans are specifically reviewed for impairment and the allowance is allocated on a loan-by-loan basis as deemed necessary. During the first quarter of 2010, Heartland implemented a new methodology, including the installation of new software, for the calculation of the allowance for loan and lease losses. The implementation of this new methodology included the establishment of a dual risk rating system, which allows the utilization of a probability of default and loss given default for commercial and agricultural loans in the calculation of the allowance for loan and lease losses. In addition to an enhanced allowance methodology, this software also has the ability to perform stress testing and migration analysis on various portfolio segments. Homogeneous loans and loans not specifically evaluated are grouped into pools to which a loss percentage, based on historical experience, is allocated. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each subsidiary bank. Specific factors considered by management in establishing the allowance included the following:

•	Heartland has experienced an increase in net charge-offs and nonperforming loans during the past three years.

•	The collateral securing many of Heartland's loans experienced rapid and significant devaluation with the recession starting in 2008.

•	Some of Heartland's borrowers experienced, and may be continuing to experience, financial hardship as a result of the recession.

•	Heartland has experienced growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at March 31, 2011. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate again deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require Heartland to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums and the provision for loan and lease losses. During the most recent years, Heartland's operating expenses have also been significantly impacted by net losses on repossessed assets.

Net income was $4.2 million for the quarter ended March 31, 2011, compared to $5.3 million for the first quarter of 2010. Net income available to common stockholders was $2.9 million, or $0.18 per diluted common share, for the quarter ended March 31, 2011, compared to $4.0 million, or $0.24 per diluted common share, for the first quarter of 2010. Return on average common equity was 4.67 percent and return on average assets was 0.29 percent for the first quarter of 2011, compared to 6.83 percent and 0.41 percent, respectively, for the same quarter in 2010.

The decrease in net income for the first quarter of 2011 compared to the first quarter of 2010 resulted primarily from an increased provision for loan and lease losses, combined with increases in salaries and employee benefits, professional fees and other noninterest expenses. Earnings during the first quarter of 2011 were positively affected by increases in net interest income, gains on sale of loans and securities gains, along with a reduction in losses on repossessed assets. For the three-month periods ended on March 31, Heartland's net interest margin was 4.19 percent during 2011 compared to 4.14 percent during 2010.

At March 31, 2011, total assets were $4.00 billion, consistent with total assets at December 31, 2010. Securities represented 31 percent of total assets at March 31, 2011, compared to 32 percent of total assets at December 31, 2010.

Total loans and leases, exclusive of those covered by loss share agreements, were $2.36 billion at March 31, 2011, compared to $2.34 billion at year-end 2010, an increase of $16.6 million or 3 percent annualized. Commercial and commercial real estate loans, which totaled $1.73 billion at March 31, 2011, increased $8.5 million or 2 percent annualized since year-end 2010. Residential mortgage loans, which totaled $169.5 million at March 31, 2011, increased $5.8 million or 14 percent annualized since year-end 2010. Agricultural and agricultural real estate loans, which totaled $253.2 million at March 31, 2011, increased $2.2 million or 4 percent annualized since year-end 2010.
Total deposits were $3.08 billion at March 31, 2011, compared to $3.03 billion at year-end 2010, an increase of $48.3 million or 6 percent annualized. The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to lower cost non-maturity deposits during the first quarter of 2011, as demand deposits increased $56.9 million or 39 percent annualized since year-end 2010 and savings deposits increased $11.0 million or 3 percent annualized since year-end 2010. Conversely, time deposits, exclusive of brokered deposits, experienced a decrease of $21.5 million or 10 percent annualized since year-end 2010.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.19 percent during the first quarter of 2011 compared to 4.14 percent for the first quarter of 2010. The continuation of a net interest margin above 4.00 percent has been a direct result of continued price discipline, the effect of which would have been more significant had it not been for the amount of foregone interest on Heartland's nonaccrual loans, which had balances of $92.5 million or 3.89 percent of total loans and leases at March 31, 2011, and $82.9 million or 3.46 percent of total loans and leases at March 31, 2010.
Net interest income on a tax-equivalent basis totaled $37.0 million during the first quarter of 2011, an increase of $1.2 million or 3 percent from the $35.8 million recorded during the first quarter of 2010. These increases reflect Heartland's success in optimizing the composition of its interest bearing liabilities by de-emphasizing higher cost time deposits, which decreased to 36 percent of total average interest bearing deposits during the first quarter of 2011 from 39 percent during the first quarter of 2010.

On a tax-equivalent basis, interest income in the first quarter of 2011 was $49.2 million compared to $50.8 million in the first quarter of 2010, a decrease of $1.5 million or 3 percent. The $73.9 million or 2 percent growth in average earning assets during the first quarter of 2011 was offset by the impact of a decrease in the average interest rate earned on these assets.

Interest expense for the first quarter of 2011 was $12.2 million, a decrease of $2.7 million or 18 percent from $14.9 million in the first quarter of 2010. Average interest bearing liabilities decreased $152.5 million or 5 percent for the quarter ended March 31, 2011, as compared to the same quarter in 2010, and the average interest rates paid on Heartland's deposits and borrowings declined 27 basis points to 1.65 percent in the first quarter of 2011 from 1.92 percent in 2010. The amount of certificates of deposit maturing over the next six months is $283.2 million, or 32 percent of total certificates of deposit, at a weighted average interest rate of 1.74 percent. For the next twelve months, the amount of certificates of deposit maturing is $444.7 million, or 51 percent of total certificates of deposit, at a weighted average interest rate of 1.81 percent. The weighted average interest rate for the renewal term on certificates of deposit maturing during the month of March 2011 was 0.80 percent. Additionally, Heartland believes that the rates currently paid on its non-maturity deposits are effectively approaching a floor and that it will have less flexibility to pay lower rates on these deposits in the future.
Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning asset and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40 percent of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate. Since a large portion of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive affect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 8 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES1 For the quarters ended March 31, 2011 and 2010 (Dollars in thousands)
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$923,713	$7,411	3.25%	$926,161	$9,455	4.14%
Nontaxable (1)	298,671	4,509	6.12	239,587	3,807	6.44
Total securities	1,222,384	11,920	3.95	1,165,748	13,262	4.61
Interest bearing deposits	4,381	1	0.09	2,848	5	0.71
Federal funds sold	332	—	—	617	—	—
Loans and leases:
Commercial and commercial real estate (1)	1,746,757	24,957	5.79	1,695,161	24,821	5.94
Residential mortgage	185,299	2,410	5.27	196,770	2,720	5.61
Agricultural and agricultural real estate (1)	252,999	3,840	6.16	258,770	3,984	6.24
Consumer	213,668	4,850	9.21	231,660	4,974	8.71
Direct financing leases, net	933	13	5.65	2,129	32	6.1
Fees on loans	—	1,254	—	—	986	—
Less: allowance for loan and lease losses	(42,870)	—	—	(43,688)	—	—
Net loans and leases	2,356,786	37,324	6.42	2,340,802	37,517	6.50
Total earning assets	3,583,883	$49,245	5.57%	3,510,015	$50,784	5.87%
NONEARNING ASSETS	425,980			474,779
TOTAL ASSETS	$4,009,863			$3,984,794
INTEREST BEARING LIABILITIES
Interest bearing deposits
Savings	$1,553,295	$2,547	0.67%	$1,549,140	$4,136	1.08%
Time, $100,000 and over	270,447	1,610	2.41	324,888	2,070	2.58
Other time deposits	613,682	3,869	2.56	683,859	4,554	2.7
Short-term borrowings	210,032	259	0.50	169,237	234	0.56
Other borrowings	363,173	3,936	4.40	436,037	3,959	3.68
Total interest bearing liabilities	3,010,629	12,221	1.65%	3,163,161	14,953	1.92%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	631,329			466,940
Accrued interest and other liabilities	34,889			36,666
Total noninterest bearing liabilities	666,218			503,606
STOCKHOLDERS' EQUITY	333,016			318,027
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,009,863			$3,984,794
Net interest income (1)		$37,024			$35,831
Net interest spread (1)			3.93%			3.95%
Net interest income to total earning assets (1)			4.19%			4.14%
Interest bearing liabilities to earning assets	84.00%			90.12%
(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was $10.0 million for the first quarter of 2011 compared to $8.9 million for the fourth quarter of 2010 and $8.9 million for the first quarter of 2010. Additions to the allowance for loan and lease losses continued during the first quarter of 2011 primarily as a result of the continuation of depressed economic conditions and the impact those conditions have on the appraised values of collateral. When updated appraisals have been obtained, many reflect a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of March 31, 2011, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The table below shows Heartland's noninterest income for the quarters indicated.

(Dollars in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,361	$3,204	$157	5%
Loan servicing income	1,549	1,427	122	9
Trust fees	2,479	2,181	298	14
Brokerage and insurance commissions	848	712	136	19
Securities gains, net	2,089	1,456	633	43
Gain on trading account securities, net	216	48	168	350
Gains on sale of loans	1,402	798	604	76
Income on bank owned life insurance	403	314	89	28
Other noninterest income	261	453	(192)	(42)
TOTAL NONINTEREST INCOME	$12,608	$10,593	$2,015	19%

Noninterest income was $12.6 million during the first quarter of 2011 compared to $10.6 million during the first quarter of 2010, an increase of $2.0 million or 19 percent. Noninterest income increased in virtually every category, with the largest contributions coming from growth in trust fees, securities gains and gains on sale of loans.

Service charges and fees increased $157 thousand or 5 percent during the quarters under comparison. Service charges on checking and savings accounts, including wire transfer fees, recorded during the first quarter of 2011 were $815 thousand compared to $695 thousand during the first quarter of 2010, an increase of $120 thousand or 17 percent. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts continued at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Overdraft fees were $1.2 million during the first quarter of 2011 compared to $1.4 million during the first quarter of 2010, a decrease of $146 thousand or 10 percent, due primarily to the implementation of the revisions to Regulation E effective August 15, 2010. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.1 million during the first quarter of 2011 compared to $990 thousand during the first quarter of 2010, an increase of $160 thousand or 16 percent.

Loan servicing income increased $122 thousand or 9 percent for the first quarter of 2011 as compared to the first quarter of 2010. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $984 thousand during the first quarter of 2011 compared to $694 thousand during the first quarter of 2010 and amortization of mortgage servicing rights was $864 thousand during the first quarter of 2011 compared to $603 thousand during the first quarter of 2010. Also included in loan servicing income are the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others was $873 thousand during the first quarter of 2011 compared to $722 thousand during the first quarter of 2010. The portfolio of mortgage loans serviced for others by Heartland totaled $1.44 billion at March 31, 2011, compared to $1.18 billion at March 31, 2010.

Trust fees increased $298 thousand or 14 percent during the first quarter of 2011 compared to the same quarter in 2010. A large portion of trust fees are based upon the market value of the trust assets, which was $2.07 billion at March 31, 2011, compared to $1.77 billion at March 31, 2010. The total number of trust accounts was 2,071 at March 31, 2011, compared to 2,030 at March 31, 2010.

Brokerage and insurance commissions increased $136 thousand or 19 percent during the first quarter of 2011 compared to the same quarter in 2010. During the first quarter of 2011, Heartland's customers continued to seek the higher rates offered in fixed income products and also overcame some of their hesitance to invest in equity securities with the improving stock market.

Securities gains totaled $2.1 million during the first quarter of 2011 compared to $1.5 million during the first quarter of 2010, an increase of $633 thousand or 43 percent. During the first quarter of 2011, a private label Z tranche security with a book value of $10 thousand was sold at a gain of $1.4 million. Seven of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $150 thousand and a market value of $4.6 million. Management has not determined when, or if, any future sales of these securities will occur during the remainder of 2011. The remaining $700 thousand of securities gains during the first quarter of 2011 were the result of a portfolio restructuring program as short-term U.S. government treasury and agency securities were sold and replaced with mortgage-backed securities that are expected to outperform as rates rise.

Trading securities contributed a net gain of $216 thousand during the first quarter of 2011 compared to a net gain of $48 thousand during the first quarter of 2010. These changes were driven by overall market conditions.

Gains on sale of loans totaled $1.4 million during the first quarter of 2011 compared to $798 thousand during the first quarter of 2010, an increase of $604 thousand or 76 percent. These gains increased during the first quarter of 2011 compared to the first quarter of 2010 as long-term mortgage loan rates fell to all-time lows during the fourth quarter of 2010 and resulted in increased refinancing activity on 15- and 30-year, fixed-rate mortgage loans which Heartland normally elects to sell into the secondary market and retain the servicing.

Income on bank owned life insurance increased $89 thousand or 28 percent during the first quarter of 2011 compared to the same quarter of 2010. A large portion of Heartland's bank owned life insurance is held in a separate account product that experienced lower yields during 2010.

Other noninterest income totaled $261 thousand during the first quarter of 2011 compared to $453 thousand during the first quarter of 2010. Affecting other noninterest income were payments due to or from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed on July 2, 2009. For the first quarter of 2011, payments due to the FDIC under loss share agreements totaled $37 thousand while payments due from the FDIC under loss share agreements totaled $182 thousand for the first quarter of 2010.

Noninterest Expenses

The table below shows Heartland's noninterest expense for the quarters indicated.

(Dollars in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$18,186	$15,423	$2,763	18%
Occupancy	2,386	2,294	92	4
Furniture and equipment	1,409	1,447	(38)	(3)
Professional fees	3,019	2,211	808	37
FDIC insurance assessments	1,345	1,420	(75)	(5)
Advertising	850	814	36	4
Intangible assets amortization	146	151	(5)	(3)
Net loss on repossessed assets	1,632	2,064	(432)	(21)
Other noninterest expenses	3,914	3,077	837	27
TOTAL NONINTEREST EXPENSES	$32,887	$28,901	$3,986	14%

For the first quarter of 2011, noninterest expense totaled $32.9 million, an increase of $4.0 million or 14 percent from the same quarter of 2010. Contributing to this growth in noninterest expense were increases in salaries and employee benefits, professional fees and other noninterest expenses.

The largest component of noninterest expense, salaries and employee benefits, increased $2.8 million or 18 percent during the first quarter of 2011 compared to the first quarter of 2010 as a result of the expansion of residential loan origination via the addition of National Residential Mortgage and increased staffing at Heartland, primarily in the special assets area. Full-time equivalent employees totaled 1,076 on March 31, 2011, compared to 1,015 on March 31, 2010.

Professional fees increased $808 thousand or 37 percent increase during the first quarter of 2011 compared to the first quarter of 2010, primarily associated with the workout and disposition of nonperforming assets and the services provided to Heartland by third-party consultants.

Other noninterest expenses increased $837 thousand or 27 percent during the first quarter of 2011 compared to the first quarter of 2010, half of which was associated with a writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale.

Income Taxes

Heartland's effective tax rate was 22.24 percent for the first quarter of 2011 compared to 28.77 percent for the first quarter of 2010. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $138 thousand during the first quarter of 2011 compared to $54 thousand during the first quarter of 2010. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 44.39 percent during the first quarter of 2011 compared to 28.37 percent during the first quarter of 2010. The tax-equivalent adjustment for this tax-exempt interest income was $1.3 million during the first quarter of 2011 compared to $1.1 million during the first quarter of 2010.

FINANCIAL CONDITION

At March 31, 2011, total assets were $4.00 billion, consistent with total assets at December 31, 2010.

Lending Activities

Total loans and leases, exclusive of those covered by loss share agreements, were $2.36 billion at March 31, 2011, compared to $2.34 billion at year-end 2010, an increase of $16.6 million or 3 percent annualized. Commercial and commercial real estate loans, which totaled $1.73 billion at March 31, 2011, increased $8.5 million or 2 percent annualized since year-end 2010. This growth occurred at Dubuque Bank and Trust Company, Arizona Bank & Trust and Minnesota Bank & Trust. Residential

mortgage loans, which totaled $169.5 million at March 31, 2011, increased $5.8 million or 14 percent annualized since year-end 2010. Agricultural and agricultural real estate loans, which totaled $253.2 million at March 31, 2011, increased $2.2 million or 4 percent annualized since year-end 2010.

The table below presents the composition of the loan portfolio as of March 31, 2011, and December 31, 2010:

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$605,654	25.60%	$558,031	23.75%
Commercial real estate	1,121,876	47.42	1,160,962	49.43
Residential mortgage	169,513	7.17	163,726	6.97
Agricultural and agricultural real estate	253,189	10.70	250,943	10.68
Consumer	214,682	9.07	214,515	9.13
Lease financing, net	876	0.04	981	0.04
Gross loans and leases receivable held to maturity	2,365,790	100.00%	2,349,158	100.00%
Unearned discount	(2,409)		(2,581)
Deferred loan fees	(2,777)		(2,590)
Total net loans and leases receivable held to maturity	2,360,604		2,343,987
Loans covered under loss share agreements:
Commercial and commercial real estate	$9,368	48.78%	$10,056	48.34%
Residential mortgage	5,291	27.56	5,792	27.85
Agricultural and agricultural real estate	2,628	13.69	2,723	13.09
Consumer	1,914	9.97	2,229	10.72
Total loans covered under loss share agreements	19,201	100.00%	20,800	100.00%
Allowance for loan and lease losses	(43,271)		(42,693)
Loans and leases receivable, net	$2,336,534		$2,322,094

Loans and leases secured by real estate, either fully or partially, totaled $1.67 billion or 71 percent of total loans and leases at March 31, 2011. Of the non-farm, nonresidential loans, 60 percent are owner occupied. The largest categories within Heartland's real estate secured loans at March 31, 2011, and December 31, 2010, are listed below:

LOANS SECURED BY REAL ESTATE (Dollars in thousands)
	March 31, 2011	December 31, 2010
Residential real estate, excluding residential construction and residential lot loans	$379,000	$389,790
Agriculture	199,981	201,750
Industrial, manufacturing, business and commercial	189,815	186,558
Land development and lots	145,619	152,658
Retail	160,031	168,916
Office	136,407	124,041
Hotel, resort and hospitality	93,174	97,442
Warehousing	63,354	65,196
Multi-family	58,413	62,886
Food and beverage	67,468	68,550
Residential construction	40,095	42,564
All other	137,176	137,216
Total loans secured by real estate	1,670,533	1,697,567

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

The allowance for loan and lease losses at March 31, 2011, was 1.83 percent of loans and leases and 47.55 percent of nonperforming loans compared to 1.82 percent of loans and leases and 47.12 percent of nonperforming loans at December 31, 2010, and 1.96 percent of loans and leases and 59.21 percent of nonperforming loans at March 31, 2010. Additions to the allowance for loan and lease losses continued during the first quarter of 2011 primarily as a result of the continuation of depressed economic conditions and the impact those conditions have on the appraised values of collateral. When updated appraisals have been obtained, many reflect a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $91.0 million or 3.86 percent of total loans and leases at March 31, 2011, compared to $90.6 million or 3.87 percent of total loans and leases at December 31, 2010, and $78.3 million or 3.30 percent of total loans and leases at March 31, 2010. Included in the March 31, 2011, nonperforming loans was a $3.0 million loan past due ninety days or more that has since returned to performing status. Approximately 58 percent, or $53.0 million, of Heartland's nonperforming loans where individual exposures are greater than $1.0 million are to 25 borrowers, with $12.9 million originated by Rocky Mountain Bank, $9.1 million originated by New Mexico Bank & Trust, $8.2 million originated by Wisconsin Community Bank, $6.2 million originated by Summit Bank & Trust, $4.0 million originated by Arizona Bank & Trust, $4.0 million originated by Minnesota Bank & Trust, $3.1 million originated by Galena State Bank & Trust Co., $3.0 million originated by Dubuque Bank and Trust Company and $2.5 million originated by Riverside Community Bank. The industry breakdown for these nonperforming loans as identified using the North American Industry Classification System (NAICS) was $12.8 million to lessors of real estate, $8.2 million for lot and land development, $7.7 million for construction and development, $6.0 million for manufacturing and $4.1 million for other activities related to real estate. The remaining $14.2 million was distributed among eight other industries. The portion of Heartland's nonperforming loans covered by government guarantees was $3.1 million at March 31, 2011.

Other real estate owned was $35.0 million at March 31, 2011, compared to $32.0 million at December 31, 2010, and $28.7 million at March 31, 2010. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues with its plans to market these properties through an orderly liquidation process instead of a quick liquidation process that would likely result in discounts greater than the projected carrying costs. During the first quarter of 2011, $5.3 million of other real estate owned was sold. As of this report date, an additional $3.6 million of other real estate owned has been sold or is under agreement to sell prior to the end of the second quarter of 2011.

Net charge-offs on loans during the first quarter of 2011 were $9.4 million compared to $4.4 million during the first quarter of 2010. A large portion of the net charge-offs in both years was related to nonfarm nonresidential real estate and construction, land development and other land loans.

No significant adverse trends have been identified in the delinquency ratios of each of Heartland's loan portfolios. Loans delinquent 30 to 89 days as a percent of total loans were 0.61 percent at March 31, 2011, compared to 0.67 percent at December 31, 2010, 1.65 percent at September 30, 2010, 0.61 percent at June 30, 2010, and 1.22 percent at March 31, 2010.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2011	2010

Balance at beginning of period	$42,693	$41,848
Provision for loan and lease losses	10,009	8,894
Recoveries on loans and leases previously charged off	592	377
Charge-offs on loans and leases not covered by loss share agreements	(9,785)	(4,505)
Charge-offs on loans and leases covered by loss share agreements	(238)	(264)
Balance at end of period	$43,271	$46,350
Annualized ratio of net charge offs to average loans and leases	1.59%	0.74%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	March 31,		December 31,
	2011	2010	2010	2009
Not covered under loss share agreements:
Nonaccrual loans and leases	$87,970	$78,239	$90,512	$78,118
Loan and leases contractually past due 90 days or more	3,038	47	85	17
Total nonperforming loans and leases	91,008	78,286	90,597	78,135
Other real estate	34,532	28,290	31,731	30,205
Other repossessed assets	223	528	302	501
Total nonperforming assets not covered under loss share agreements	$125,763	$107,104	$122,630	$108,841
Covered under loss share agreements:
Nonaccrual loans and leases	$4,564	4,621	$4,901	4,170
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	4,564	4,621	4,901	4,170
Other real estate	475	362	271	363
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$5,039	$4,983	$5,172	4,533
Restructured loans (1)	$22,613	21,637	$23,719	$46,656
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	3.86%	3.30%	3.86%	3.35%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	5.25%	4.47%	5.16%	4.61%
Nonperforming assets not covered under loss share agreements to total assets	3.14%	2.68%	3.07%	2.71%

(1) Represents accruing restructured loans performing according to their restructured terms.

The schedule below summarizes the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the first quarter of 2011:

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2010	$95,498	$32,002	$302	$127,802
Loan foreclosures	(8,973)	8,937	36	—
Net loan charge-offs	(9,431)	—	—	(9,431)
New nonperforming loans	26,259	—	—	26,259
Reduction of nonperforming loans(1)	(7,781)	—	—	(7,781)
OREO/Repossessed assets sale proceeds	—	(4,822)	(95)	(4,917)
OREO/Repossessed assets writedowns, net	—	(1,110)	—	(1,110)
Net activity at Citizens Finance Co.	—	—	(20)	(20)
March 31, 2011	$95,572	$35,007	$223	$130,802

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 31 percent of total assets at March 31, 2011, compared to 32 percent at December 31, 2010. Total available for sale securities as of March 31, 2011, were $1.18 billion, a decrease of $20.1 million or 7 percent annualized from $1.20 billion at December 31, 2010.

The composition of the securities portfolio shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities as the spread on mortgage-backed securities widened in comparison to government agency securities. The percentage of mortgage-backed securities was 54 percent at March 31, 2011, compared to 48 percent at year-end 2010. A portion of the new mortgage-backed securities were in reverse mortgage products. Nearly 80 percent of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises as of March 31, 2011.

The table below presents the composition of the securities portfolio, by major category, as of March 31, 2011, and December 31, 2010:

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$226,841	18.23%	$320,007	25.30%
Mortgage-backed securities	671,978	54.00	609,865	48.23
Obligation of states and political subdivisions	305,899	24.58	294,259	23.27
Other securities	39,729	3.19	40,433	3.20
Total securities	$1,244,447	100.00%	$1,264,564	100.00%

Deposits And Borrowed Funds

Total deposits were $3.08 billion at March 31, 2011, compared to $3.03 billion at year-end 2010, an increase of $48.3 million or 6 percent annualized. The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to lower cost non-maturity deposits during the first quarter of 2011, as demand deposits increased $56.9 million or 39 percent annualized since year-end 2010 and savings deposits increased $11.0 million or 3 percent annualized since year-end 2010. Conversely, time deposits, exclusive of brokered deposits, experienced a decrease of $21.5 million or 10 percent annualized since year-end 2010. At March 31, 2011, brokered time deposits totaled $39.2 million or 1 percent of total deposits compared to $37.3 million or 1 percent of total deposits at December 31, 2010.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of March 31, 2011, the amount of short-term borrowings was $194.9 million compared to $235.9 million at year-end 2010, a decrease of $41.0 million or 17 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $175.1 million at March 31, 2011, compared to $212.7 million at year-end 2010.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide working capital to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland, the primary purpose of which is to hold and manage certain nonperforming loans and assets to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $20.0 million at any one time. At March 31, 2011, and December 31, 2010, $5.0 million was outstanding on these revolving credit lines. On April 20, 2011, Heartland entered into a debt arrangement with the one unaffiliated bank to convert its $15.0 million revolving line of credit into a $15.0 million term loan with a maturity date of April 20, 2016, and add $5.0 million in borrowing capacity in the form of a revolving line of credit with a maturity date of April 20, 2013. At the same time, Heartland entered into an interest rate swap transaction, designated as a cash flow hedge, with the unaffiliated bank to fix the rate on the term loan at 5.14 percent for the full 5-year term.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of March 31, 2011, the amount of other borrowings was $365.3 million, an increase of $2.8 million or 1 percent since year-end 2010. On March 11, 2011, Heartland issued an additional $3.0 million of its senior notes to one additional accredited investor taking the total amount of senior notes outstanding at March 31, 2011, to $27.5 million. Other borrowings include structured wholesale repurchase agreements, which totaled $85.0 million at March 31, 2011, and December 31, 2010. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of March 31, 2011, is as follows:

(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of March 31, 2011(1)	Maturity Date	Callable Date
$5,000	8/7/2000	10.60%	10.60%	9/7/2030	6/7/2011
20,000	10/10/2003	8.25%	8.25%	10/10/2033	6/30/2011
25,000	3/17/2004	2.75% over Libor	3.06%(2)	3/17/2034	6/17/2011
20,000	1/31/2006	1.33% over Libor	1.63%(3)	4/7/2036	4/7/2011
20,000	6/21/2007	6.75%	6.75%	9/15/2037	6/15/2012
20,000	6/26/2007	1.48% over Libor	1.79%(4)	9/1/2037	9/1/2012
$110,000

(1)
Effective weighted average interest rate as of March 31, 2011, was 6.13% due to interest rate swap transactions on the variable rate securities as discussed in Note 8 to Heartland's consolidated financial statements.

(2)	Effective interest rate as of March 31, 2011, was 5.33% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

(3)	Effective interest rate as of March 31, 2011, was 4.69% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

(4)	Effective interest rate as of March 31, 2011, was 4.70% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

Also in other borrowings are the bank subsidiaries' borrowings from the FHLB. All of the bank subsidiaries, except for Heartland's most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings totaled $135.6 million at March 31, 2011, and $135.7 million at December 31, 2010. Total FHLB borrowings at March 31, 2011, had an average rate of 2.97 percent and an average maturity of 3.77 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 3.40 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2011, and December 31, 2010, commitments to extend credit aggregated $683.4 million and $623.2 million, and standby letters of credit aggregated $49.5 million and $48.7 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios (1)
Tier 1 capital	$406,470	14.14%	$403,357	14.06%
Tier 1 capital minimum requirement	115,022	4.00%	114,760	4.00%
Excess	$291,448	10.14%	$288,597	10.06%
Total capital	$470,567	16.36%	$465,666	16.23%
Total capital minimum requirement	230,045	8.00%	229,521	8.00%
Excess	$240,522.2	8.36%	$236,145	8.23%
Total risk-adjusted assets	$2,875,560		$2,869,010
Leverage Capital Ratios (2)
Tier 1 capital	$406,470	10.20%	$403,357	9.92%
Tier 1 capital minimum requirement (3)	159,334	4.00%	162,580	4.00%
Excess	$247,136	6.20%	$240,777	5.92%
Average adjusted assets (less goodwill and other intangible assets)	$3,983,355		$4,064,508

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

Commitments for capital expenditures are an important factor in evaluating capital adequacy. Summit Bank & Trust, Heartland's ninth bank, began operations on November 1, 2006, in the Denver, Colorado, suburban community of Broomfield. Heartland's initial investment in this de novo was $12.0 million, or 80 percent, of the $15.0 million initial capital. As of March 31, 2011, Heartland's ownership interest in Summit Bank & Trust was 87 percent. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Summit Bank & Trust and requires Heartland to repurchase the shares from investors five years from the date of opening. The stock will be valued by an independent third party appraiser with the required purchase by Heartland at the appraised value, not to exceed 18x earnings, or a minimum return of 7.66 percent on the original investment amount, whichever is greater. Heartland pays the 7.66 percent minimum return to the minority stockholders annually. The obligation to repay the original investment is payable in cash or Heartland stock or a combination of cash and stock at the option of the minority stockholders. The remainder of the obligation to the minority stockholders is payable in cash or Heartland stock or a combination of cash and stock at the option of Heartland.

Minnesota Bank & Trust, Heartland's tenth bank, began operations on April 15, 2008, in Edina, Minnesota, located in the Minneapolis, Minnesota metropolitan area. Heartland's initial investment in this de novo was $13.2 million, or 80 percent, of the $16.5 million initial capital. As of March 31, 2011, Heartland's ownership interest in Minnesota Bank & Trust continued at 80 percent. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, Heartland to repurchase the shares from investors.

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

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current issues in the banking industry, Heartland changed its strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets Heartland currently serves, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

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

Total cash provided by operating activities was $1.2 million during the first three months of 2011 compared to $14.0 million during the first three months of 2010.

Investing activities provided cash of $14.8 million during the first three months of 2011 compared to using cash of $105.9 million during the first three months of 2010. The proceeds from securities sales, paydowns and maturities was $243.1 million during the first three months of 2011 compared to $158.1 million during the first three months of 2010. Purchases of securities used cash of $226.8 million during the first three months of 2011 while $218.9 million was used for securities purchases during the first three months of 2010. Net loans and leases experienced an increase of $2.2 million during the first three months of 2011 compared to an increase of $41.8 million during the first three months of 2010.

Financing activities provided cash of $7.8 million during the first three months of 2011 compared to using cash of $12.5 million during the first three months of 2010. There was a net increase in deposit accounts of $48.3 million during the first three months of 2011 compared to a decrease of $13.0 million during the same three months of 2010. Activity in short-term borrowings used cash of $40.9 million during the first three months of 2011 compared to providing cash of $28.4 million during the first three months of 2010. Cash proceeds from other borrowings were $3.1 million during the first three months of 2011 compared to $401 thousand during the first three months of 2010. Repayment of other borrowings used cash of $300 thousand during the first three months of 2011 compared to $25.8 million during the first three months of 2010.

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

At March 31, 2011, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $20.0 million, of which $5.0 million had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on March 31, 2011.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first quarter of 2011.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2011, and 2010, provided the following results:

	2011		2010
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$140,539	0.40%	$137,933	0.12%
Base	$139,981		$137,765
Up 200 Basis Points	$136,452	(2.52)%	$134,791	(2.16)%
Year 2
Down 100 Basis Points	$135,283	(3.36)%	$131,430	(4.60)%
Base	$138,675	(0.93)%	$136,222	(1.12)%
Up 200 Basis Points	$139,121	(0.61)%	$138,406	0.46%

Heartland uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 8 to the consolidated financial statements.

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $460 thousand at March 31, 2011, and $244 thousand at December 31, 2010, and in both cases were less than 1 percent of total assets.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2011, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors”, in Heartland's 2010 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K for disclosures regarding the risks and uncertainties related to Heartland's business.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of April 20, 2011, including Loan Commitment Letter dated April 5, 2011.

10.2	ISDA Confirmation Letter between Heartland Financial USA, Inc. and Bankers Trust Company dated April 5, 2011.

10.3	Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated April 20, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 10, 2011