Form 10-Q
period 2011-06-30
HEARTLAND FINANCIAL USA INC
filed 2011-08-09
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 8, 2011, the Registrant had outstanding 16,442,437 shares of common stock, $1.00 par value per share.

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

101 Financial statements formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and Comprehensive Income, and (v) the Notes to Consolidated Financial Statements.

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2011
	(Unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$143,775	$58,960
Federal funds sold and other short-term investments	4,613	3,612
Cash and cash equivalents	148,388	62,572
Securities:
Trading, at fair value	541	244
Available for sale, at fair value (cost of $1,111,344 at June 30, 2011, and $1,188,807 at December 31, 2010)	1,133,869	1,204,699
Held to maturity, at cost (fair value of $57,728 at June 30, 2011, and $58,610 at December 31, 2010)	59,070	59,621
Loans held for sale	15,770	23,904
Loans and leases receivable:
Held to maturity	2,351,785	2,343,987
Loans covered by loss share agreements	16,190	20,800
Allowance for loan and lease losses	(40,602)	(42,693)
Loans and leases receivable, net	2,327,373	2,322,094
Premises, furniture and equipment, net	118,828	121,012
Other real estate, net	39,075	32,002
Goodwill, net	25,909	25,909
Other intangible assets, net	13,103	13,466
Cash surrender value on life insurance	66,425	62,508
FDIC indemnification asset	1,035	2,294
Other assets	61,231	69,130
TOTAL ASSETS	$4,010,617	$3,999,455
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$649,523	$580,589
Savings	1,557,053	1,558,998
Time	874,109	894,461
Total deposits	3,080,685	3,034,048
Short-term borrowings	168,021	235,864
Other borrowings	379,718	362,527
Accrued expenses and other liabilities	36,643	35,232
TOTAL LIABILITIES	3,665,067	3,667,671
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 102,302 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	79,113	78,483
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	44,728	44,628
Retained earnings	193,032	184,525
Accumulated other comprehensive income	11,995	8,517
Treasury stock at cost (169,234 shares at June 30, 2011, and 186,616 shares at December 31, 2010)	(2,598)	(3,674)
TOTAL STOCKHOLDERS' EQUITY	342,882	329,091
Noncontrolling interest	2,668	2,693
TOTAL EQUITY	345,550	331,784
TOTAL LIABILITIES AND EQUITY	$4,010,617	$3,999,455
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
INTEREST INCOME:
Interest and fees on loans and leases	$37,480	$38,270	$74,446	$75,598
Interest on securities:
Taxable	7,583	8,938	14,994	18,393
Nontaxable	3,518	3,047	7,082	5,896
Interest on federal funds sold	1	1	1	1
Interest on interest bearing deposits in other financial institutions	—	7	1	12
TOTAL INTEREST INCOME	48,582	50,263	96,524	99,900
INTEREST EXPENSE:
Interest on deposits	7,675	9,955	15,701	20,715
Interest on short-term borrowings	225	291	484	525
Interest on other borrowings	4,081	4,208	8,017	8,167
TOTAL INTEREST EXPENSE	11,981	14,454	24,202	29,407
NET INTEREST INCOME	36,601	35,809	72,322	70,493
Provision for loan and lease losses	3,845	9,955	13,854	18,849
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	32,756	25,854	58,468	51,644
NONINTEREST INCOME:
Service charges and fees	3,599	3,494	6,960	6,698
Loan servicing income	1,298	1,620	2,847	3,047
Trust fees	2,656	2,330	5,135	4,511
Brokerage and insurance commissions	856	785	1,704	1,497
Securities gains, net	4,756	1,050	6,845	2,506
Gain (loss) on trading account securities	81	(264)	297	(216)
Gains on sale of loans	1,308	1,083	2,710	1,881
Income on bank owned life insurance	331	293	734	607
Other noninterest income	(216)	443	45	896
TOTAL NONINTEREST INCOME	14,669	10,834	27,277	21,427
NONINTEREST EXPENSES:
Salaries and employee benefits	17,480	15,574	35,666	30,997
Occupancy	2,213	2,201	4,599	4,495
Furniture and equipment	1,360	1,599	2,769	3,046
Professional fees	3,053	2,549	6,072	4,760
FDIC insurance assessments	786	1,384	2,131	2,804
Advertising	1,113	1,052	1,963	1,866
Intangible assets amortization	144	145	290	296
Net loss on repossessed assets	2,511	1,636	4,143	3,700
Other noninterest expenses	3,683	3,435	7,597	6,512
TOTAL NONINTEREST EXPENSES	32,343	29,575	65,230	58,476
INCOME BEFORE INCOME TAXES	15,082	7,113	20,515	14,595
Income taxes	4,870	2,035	6,082	4,195
NET INCOME	10,212	5,078	14,433	10,400
Net income available to noncontrolling interest, net of tax	9	25	25	50
NET INCOME ATTRIBUTABLE TO HEARTLAND	10,221	5,103	14,458	10,450
Preferred dividends and discount	(1,336)	(1,336)	(2,672)	(2,672)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,885	$3,767	$11,786	$7,778

EARNINGS PER COMMON SHARE - BASIC	$0.54	$0.23	$0.72	$0.48
EARNINGS PER COMMON SHARE - DILUTED	$0.54	$0.23	$0.71	$0.47
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,433	$10,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,869	4,223
Provision for loan and lease losses	13,854	18,849
Net amortization of premium on securities	6,301	2,950
Securities gains, net	(6,845)	(2,506)
(Increase) decrease in trading account securities	(297)	571
Stock based compensation	620	522
Loans originated for sale	(153,574)	(160,969)
Proceeds on sales of loans	148,150	171,290
Net gains on sales of loans	(2,710)	(1,881)
Decrease in accrued interest receivable	956	661
Decrease (increase) in prepaid expenses	2,302	(58)
(Decrease) increase in accrued interest payable	(132)	709
Other, net	7,310	(5,166)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,237	39,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	321,053	193,186
Proceeds from the maturity of and principal paydowns on securities available for sale	165,237	168,174
Proceeds from the maturity of and principal paydowns on securities held to maturity	601	887
Purchase of securities available for sale	(408,333)	(378,625)
Purchase of securities held to maturity	—	(8,880)
Net increase in loans and leases	(22,805)	(93,686)
Purchase of bank owned life insurance policies	(3,140)	(5,676)
Capital expenditures	(2,352)	(6,831)
Proceeds on sale of OREO and other repossessed assets	10,098	11,572
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	60,359	(119,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	66,989	75,011
Net decrease in time deposit accounts	(20,352)	(109,254)
Net (decrease) increase in short-term borrowings	(67,843)	38,166
Proceeds from other borrowings	18,102	461
Repayments of other borrowings	(911)	(25,896)
Purchase of treasury stock	(305)	(181)
Proceeds from issuance of common stock	793	621
Excess tax benefits on exercised stock options	68	19
Dividends paid	(5,321)	(5,302)
NET CASH USED BY FINANCING ACTIVITIES	(8,780)	(26,355)
Net increase (decrease) in cash and cash equivalents	85,816	(106,639)
Cash and cash equivalents at beginning of year	62,572	182,410
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,388	$75,771
Supplemental disclosures:
Cash paid for income/franchise taxes	$1,067	$8,991
Cash paid for interest	$24,334	$30,116
Loans transferred to OREO	$19,940	$16,233
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Net income				10,450			(50)	10,400
Unrealized gain (loss) on securities available for sale arising during the period					16,920			16,920
Unrealized gain (loss) on derivatives arising during the period					(4,886)			(4,886)
Reclassification adjustment for net security (gains)/losses realized in net income					(2,506)			(2,506)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					633			633
Income taxes					(3,797)			(3,797)
Comprehensive income								16,764
Cumulative preferred dividends accrued and discount accretion	629			(629)				—
Cash dividends declared:
Preferred, $25.00 per share				(2,043)				(2,043)
Common, $0.20 per share				(3,259)				(3,259)
Purchase of 12,349 shares of common stock						(181)		(181)
Issuance of 41,447 shares of common stock			(164)			805		641
Commitments to issue common stock			522					522
Balance at June 30, 2010	$77,853	$16,612	$44,642	$177,006	$13,471	$(4,809)	$2,726	$327,501
Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Net income				14,458			(25)	14,433
Unrealized gain (loss) on securities available for sale arising during the period					13,479			13,479
Unrealized gain (loss) on derivatives arising during the period					(1,070)			(1,070)
Reclassification adjustment for net security (gains)/losses realized in net income					(6,845)			(6,845)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					5			5
Income taxes					(2,091)			(2,091)
Comprehensive income								17,911
Cumulative preferred dividends accrued and discount accretion	630			(630)				—
Cash dividends declared:
Preferred, $25.00 per share				(2,042)				(2,042)
Common, $0.20 per share				(3,279)				(3,279)
Purchase of 49,298 shares of common stock						(305)		(305)
Issuance of 66,680 shares of common stock			(520)			1,381		861
Commitments to issue common stock			620					620
Balance at June 30, 2011	$79,113	$16,612	$44,728	$193,032	$11,995	$(2,598)	$2,668	$345,550
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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2011, are not necessarily indicative of the results expected for the year ending December 31, 2011.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2011 and 2010, are shown in the table below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	June 30, 2011	June 30, 2010
Net income attributable to Heartland	$10,221	$5,103
Preferred dividends and discount	(1,336)	(1,336)
Net income available to common stockholders	$8,885	$3,767
Weighted average common shares outstanding for basic earnings per share	16,427	16,363
Assumed incremental common shares issued upon exercise of stock options	142	97
Weighted average common shares for diluted earnings per share	16,569	16,460
Earnings per common share — basic	$0.54	$0.23
Earnings per common share — diluted	$0.54	$0.23
Number of antidilutive stock options excluded from diluted earnings per share computation	537	683

	Six Months Ended
(Dollars and number of shares in thousands, except per share data)	June 30, 2011	June 30, 2010
Net income attributable to Heartland	$14,458	$10,450
Preferred dividends and discount	(2,672)	(2,672)
Net income available to common stockholders	$11,786	$7,778
Weighted average common shares outstanding for basic earnings per share	16,417	16,356
Assumed incremental common shares issued upon exercise of stock options	144	92
Weighted average common shares for diluted earnings per share	16,561	16,448
Earnings per common share — basic	$0.72	$0.48
Earnings per common share — diluted	$0.71	$0.47
Number of antidilutive stock options excluded from diluted earnings per share computation	537	683

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of June 30, 2011 and 2010, and changes during the six months ended June 30, 2011 and 2010, follows:

	2011		2010
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	672,721	$20.27	704,471	$20.02
Granted	—	—	—	—
Exercised	(38,125)	9.75	(14,500)	11.17
Forfeited	(25,334)	22.7	(6,750)	22.19
Outstanding at June 30	609,262	$20.83	683,221	$20.18
Options exercisable at June 30	470,078	$20.55	405,987	$18.67

At June 30, 2011, the vested options totaled 470,078 shares with a weighted average exercise price of $20.55 per share and a weighted average remaining contractual life of 3.96 years. The intrinsic value for the vested options as of June 30, 2011, was $258 thousand. The intrinsic value for the total of all options exercised during the six months ended June 30, 2011, was $183 thousand. The total fair value of shares under stock options and awards that vested during the six months ended June 30, 2011, was $620 thousand. At June 30, 2011, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 301,844.

No options were granted during the first six months of 2011 and 2010. Cash received from options exercised for the six months ended June 30, 2011, was $372 thousand, with a related tax benefit of $68 thousand. Cash received from options exercised for the six months ended June 30, 2010, was $162 thousand, with a related tax benefit of $19 thousand.

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

Total compensation costs recorded for stock options, RSUs and shares to be issued under the 2006 Employee Stock Purchase Plan were $620 thousand and $522 thousand for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there were $3.0 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options, RSUs and restricted stock awards which is expected to be recognized through 2014.

Effect of New Financial Accounting Standards

In January 2010, the FASB issued an accounting standard which requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation. Additionally, the standard clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the changes. This accounting standard was subsequently codified into ASC Topic 820, "Improving Disclosures about Fair Value Measurements."  Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reported period beginning after December 31, 2009. Heartland adopted this accounting standard at the beginning of 2010, except for the detailed Level 3 disclosures, with no material impact on the results of operations, financial position and liquidity.

Heartland adopted the presentment of detailed Level 3 disclosures during the first quarter of 2011 with no material impact on the results of operations, financial position and liquidity.

On July 21, 2010, the FASB issued ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, the activity in the allowance for credit losses and recorded investment in financing receivables are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings ("TDR's") will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. Heartland adopted this accounting standard as of December 31, 2010, except for the activity-related disclosures, with no material impact on the results of operations, financial position and liquidity. Heartland adopted the activity-related disclosures during the first quarter of 2011 with no material impact on the results of operations, financial position and liquidity. See Note 4 for additional disclosures regarding this accounting standard. Heartland will adopt the disclosure requirements related to the TDR's effective July 1, 2011.

On April 5, 2011, the FASB issued ASU No. 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring," which modifies guidance for identifying restructurings of receivables that constitute a TDR. This accounting standard was subsequently codified into ASC Topic 310. This standard requires retrospective application to all restructurings occurring during 2011, along with disclosure of certain additional information. As a result of the accounting standard, the increase to the restructurings that are considered TDRs and the related provision for loan losses required for these loans is not expected to be significant. Heartland will adopt this guidance effective July 1, 2011.

On April 29, 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements," which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this accounting standard will be required for Heartland's first quarter 2012 Form 10-Q and is not expected to have a material impact on the results of operations, financial position and liquidity.

On May 12, 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance. This accounting standard was subsequently codified into ASC Topic 820. This standard permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met. This standard also increases disclosure surrounding company determined market prices (Level 3) financial instruments and requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position, but are included in disclosures at fair value. The adoption of this accounting standard will be required for Heartland's first quarter 2012 Form 10-Q, and is not expected to have a material impact on the results of operations, financial position and liquidity.

On June 16, 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income," which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. This statement was subsequently codified into ASC Topic 220. The components of comprehensive income will not be changed, nor does the standard affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of this standard will be required for Heartland's first quarter 2012 Form 10-Q, and is not expected to have a material impact on the results of operations, financial position and liquidity.

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

(Dollars in thousands)
	June 30, 2011			December 31, 2010
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$2,782	$4,533	$7,315	$4,256	$5,800	$10,056
Residential real estate	—	4,747	4,747	—	5,792	5,792
Agricultural and agricultural real estate	379	1,919	2,298	379	2,344	2,723
Consumer loans	628	1,202	1,830	690	1,539	2,229
Total Covered Loans	$3,789	$12,401	$16,190	$5,325	$15,475	$20,800

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans were $9.0 million. At June 30, 2011, and December 31, 2010, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at June 30, 2011, and December 31, 2010.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of June 30, 2011, and December 31, 2010, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Securities available for sale:
U.S. government corporations and agencies	$118,844	$3,049	$(87)	$121,806
Mortgage-backed securities	707,283	17,377	(4,649)	720,011
Obligations of states and political subdivisions	245,666	8,639	(1,649)	252,656
Corporate debt securities	16,153	—	(640)	15,513
Total debt securities	1,087,946	29,065	(7,025)	1,109,986
Equity securities	23,398	485	—	23,883
Total	$1,111,344	$29,550	$(7,025)	$1,133,869

December 31, 2010
Securities available for sale:
U.S. government corporations and agencies	$316,758	$4,392	$(1,143)	$320,007
Mortgage-backed securities	586,796	17,455	(4,211)	600,040
Obligations of states and political subdivisions	244,368	4,235	(4,140)	244,463
Corporate debt securities	16,142	—	(1,168)	14,974
Total debt securities	1,164,064	26,082	(10,662)	1,179,484
Equity securities	24,743	472	—	25,215
Total	$1,188,807	$26,554	$(10,662)	$1,204,699

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2011, and December 31, 2010, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011
Securities held to maturity:
Mortgage-backed securities	$9,468	$34	$(1,268)	$8,234
Obligations of states and political subdivisions	49,602	—	(108)	49,494
Total	$59,070	$34	$(1,376)	$57,728

December 31, 2010
Securities held to maturity:
Mortgage-backed securities	$9,825	$145	$(993)	$8,977
Obligations of states and political subdivisions	49,796	—	(163)	49,633
Total	$59,621	$145	$(1,156)	$58,610

Nearly 80% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2011, and December 31, 2010. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2010, and December 31, 2009, respectively.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
U.S. government corporations and agencies	$15,350	$(87)	$—	$—	$15,350	$(87)
Mortgage-backed securities	152,045	(3,112)	13,376	(1,537)	165,421	(4,649)
Obligations of states and political subdivisions	39,082	(1,518)	2,399	(131)	41,481	(1,649)
Corporate debt securities	6,500	(384)	9,012	(256)	15,512	(640)
Total debt securities	212,977	(5,101)	24,787	(1,924)	237,764	(7,025)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$212,977	$(5,101)	$24,787	$(1,924)	$237,764	$(7,025)

December 31, 2010
U.S. government corporations and agencies	$107,583	$(1,143)	$—	$—	$107,583	$(1,143)
Mortgage-backed securities	104,724	(2,765)	11,984	(1,446)	116,708	(4,211)
Obligations of states and political subdivisions	109,387	(3,995)	763	(145)	110,150	(4,140)
Corporate debt securities	14,974	(1,168)	—	—	14,974	(1,168)
Total debt securities	336,668	(9,071)	12,747	(1,591)	349,415	(10,662)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$336,668	$(9,071)	$12,747	$(1,591)	$349,415	$(10,662)

Unrealized losses on Heartland's mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, these investments are not considered other-than-temporarily impaired.

Unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and has noted credit rating reductions in a number of these securities, primarily due to the downgrade in the credit ratings of the insurance companies providing credit enhancement to that of the issuing municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, these investments are not considered other-than-temporarily impaired.

NOTE 4: LOANS AND LEASES

Loans and leases as of June 30, 2011, and December 31, 2010, were as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Loans and leases receivable held to maturity:
Commercial	$559,814	$558,031
Commercial real estate	1,150,141	1,160,962
Residential real estate	173,808	163,726
Agricultural and agricultural real estate	255,257	250,943
Consumer	217,263	214,515
Gross loans receivable held to maturity	2,356,283	2,348,177
Net direct financing leases held to maturity	667	981
Gross loans and leases receivable held to maturity	2,356,950	2,349,158
Unearned discount	(2,412)	(2,581)
Deferred loan fees	(2,753)	(2,590)
Total net loans and leases receivable held to maturity	2,351,785	2,343,987
Loans covered under loss share agreements:
Commercial and commercial real estate	7,315	10,056
Residential real estate	4,747	5,792
Agricultural and agricultural real estate	2,298	2,723
Consumer	1,830	2,229
Total loans covered under loss share agreements	16,190	20,800
Allowance for loan and lease losses	(40,602)	(42,693)
Loans and leases receivable, net	$2,327,373	$2,322,094

Heartland has certain lending policies and procedures in place that are designed to provide for an acceptable level of credit risk. The board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing loans and potential problem loans. Diversification in the loan portfolio is also a means of managing risk associated with fluctuations in economic conditions.

The commercial and commercial real estate loan portfolio includes a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral for most of these loans and leases is based upon a discount from its market value. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value. Heartland seeks to minimize these risks in a variety of ways. The underwriting analysis includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. Heartland also utilizes government guaranteed lending through the U.S. Small Business Administration and the USDA Rural Development Business and Industry Program to assist customers with longer-term funding and to reduce risk.

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity. In underwriting agricultural loans, lending personnel work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. Lending personnel also work closely with governmental agencies to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term low rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Heartland’s policy is to discontinue the accrual of interest income on any loan or lease when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan or lease is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan and lease losses. Nonaccrual loans and leases are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of interest and principal.

Under Heartland’s credit policies, all nonaccrual and restructured loans are defined as impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The following table shows the balance in the allowance for loan and lease losses at June 30, 2011, and December 31, 2010, and the related loan balances, disaggregated on the basis of impairment methodology. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2011.

(Dollars in thousands)	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2011
Commercial	$2,320	$7,777	$10,097	$9,753	$550,061	$559,814
Commercial real estate	5,996	13,366	19,362	82,512	1,067,629	1,150,141
Agricultural and agricultural real estate	215	1,767	1,982	15,563	239,694	255,257
Residential real estate	460	2,048	2,508	6,240	167,568	173,808
Consumer	1,286	5,360	6,646	4,336	212,927	217,263
Lease financing	—	7	7	—	667	667
Unallocated	—	—	—	—	—	—
Total	$10,277	$30,325	$40,602	$118,404	$2,238,546	$2,356,950

December 31, 2010
Commercial	$2,837	$7,688	$10,525	$16,598	$541,433	$558,031
Commercial real estate	7,127	13,189	20,316	105,341	1,055,621	1,160,962
Agricultural and agricultural real estate	512	1,635	2,147	16,255	234,688	250,943
Residential real estate	659	1,722	2,381	5,450	158,276	163,726
Consumer	1,026	5,289	6,315	3,540	210,975	214,515
Lease financing	—	9	9	—	981	981
Unallocated	—	1,000	1,000	—	—	—
Total	$12,161	$30,532	$42,693	$147,184	$2,201,974	$2,349,158

The following table presents nonaccrual loans, accruing loans past due 90 days or more and restructured loans not covered under loss share agreements at June 30, 2011, and December 31, 2010. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at June 30, 2011, and December 31, 2010.

(Dollars in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans	$68,110	$90,512
Accruing loans past due 90 days or more	—	85
Restructured loans (accruing)	31,246	23,719

Heartland had $37.0 million of restructured loans at June 30, 2011, of which $5.8 million were classified as nonaccrual and $31.2 million were accruing according to the restructured terms. Heartland had $36.4 million of restructured loans at December 31, 2010, of which $12.7 million were classified as nonaccrual and $23.7 million were accruing according to the restructured terms.

The following table presents nonaccrual loans not covered by loss share agreements at June 30, 2011, and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial	$1,745	$9,114
Commercial real estate	51,875	65,534
Total commercial and commercial real estate	53,620	74,648
Residential real estate	7,062	9,510
Agricultural and agricultural real estate	2,097	1,670
Consumer	5,331	4,684
Total nonaccrual loans held to maturity	$68,110	$90,512

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of June 30, 2011, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at June 30, 2011, and December 31, 2010:

(Dollars in thousands	Pass	Nonpass	Total
June 30, 2011
Commercial	$510,534	$49,280	$559,814
Commercial real estate	952,686	197,455	1,150,141
Total commercial and commercial real estate	1,463,220	246,735	1,709,955
Residential real estate	156,796	17,012	173,808
Agricultural and agricultural real estate	227,094	28,163	255,257
Consumer	206,607	10,656	217,263
Lease financing	667	—	667
Total gross loans and leases receivable held to maturity	$2,054,384	$302,566	$2,356,950

December 31, 2010
Commercial	$504,207	$53,824	$558,031
Commercial real estate	912,897	248,065	1,160,962
Total commercial and commercial real estate	1,417,104	301,889	1,718,993
Residential real estate	146,392	17,334	163,726
Agricultural and agricultural real estate	220,096	30,847	250,943
Consumer	202,533	11,982	214,515
Lease financing	981	—	981
Total gross loans and leases receivable held to maturity	$1,987,106	$362,052	$2,349,158

The nonpass category in the table above is comprised of approximately 44% special mention and 56% substandard as of June 30, 2011. The percent of nonpass loans on nonaccrual status as of June 30, 2011, was 21%. As of December 31, 2010, the nonpass category in the table above was comprised of approximately 37% special mention and 63% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2010, was 25%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at June 30, 2011, and December 31, 2010:

(Dollars in thousands)	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
June 30, 2011
Commercial	$3,924	$75	$—	$3,999	$554,070	$1,745	$559,814
Commercial real estate	1,457	5,128	—	6,585	1,091,681	51,875	1,150,141
Total commercial and commercial real estate	5,381	5,203	—	10,584	1,645,751	53,620	1,709,955
Residential real estate	658	300	—	958	165,788	7,062	173,808
Agricultural and agricultural real estate	269	12	—	281	252,879	2,097	255,257
Consumer	2,052	510	—	2,562	209,370	5,331	217,263
Lease financing	—	—	—	—	667	—	667
Total gross loans and leases receivable held to maturity	$8,360	$6,025	$—	$14,385	$2,274,455	$68,110	$2,356,950

December 31, 2010
Commercial	$895	$282	$—	$1,177	$547,740	$9,114	$558,031
Commercial real estate	5,328	2,940	85	8,353	1,087,075	65,534	1,160,962
Total commercial and commercial real estate	6,223	3,222	85	9,530	1,634,815	74,648	1,718,993
Residential real estate	2,482	—	—	2,482	151,734	9,510	163,726
Agricultural and agricultural real estate	283	292	—	575	248,698	1,670	250,943
Consumer	2,369	628	—	2,997	206,834	4,684	214,515
Lease financing	—	—	—	—	981	—	981
Total gross loans and leases receivable held to maturity	$11,357	$4,142	$85	$15,584	$2,243,062	$90,512	$2,349,158

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following table presents data on impaired loans not covered by loss share agreements as of June 30, 2011, and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Impaired loans for which a valuation allowance has been provided	$49,539	$58,975
Impaired loans for which no valuation allowance has been provided	68,865	88,209
Total loans determined to be impaired	$118,404	$147,184
Allowance for loan losses related to impaired loans	$10,277	$12,161

The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at June 30, 2011, and December 31, 2010, the outstanding loan balance recorded on the consolidated balance sheet at June 30, 2011, and December 31, 2010, any related allowance recorded for those loans as of June 30, 2011, and December 31, 2010, the average outstanding loan balance recorded on the balance sheet during the six months ended June 30, 2011, and year ended December 31, 2010, and the interest income recognized on the impaired loans during the six months ended June 30, 2011, and year ended December 31, 2010:

(Dollars in thousands)
June 30, 2011	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$8,418	$8,380	$2,320	$10,806	$204
Commercial real estate	33,617	33,106	5,996	35,048	389
Total commercial and commercial real estate	42,035	41,486	8,316	45,854	593
Residential real estate	1,913	1,794	460	1,966	8
Agricultural and agricultural real estate	3,966	3,957	215	4,125	111
Consumer	2,302	2,302	1,286	2,471	20
Total loans held to maturity	$50,216	$49,539	$10,277	$54,416	$732
Impaired loans without a related allowance
Commercial	$1,862	$1,373	$—	$3,522	$24
Commercial real estate	66,301	49,406	—	57,505	496
Total commercial and commercial real estate	68,163	50,779	—	61,027	520
Residential real estate	5,293	4,446	—	4,278	27
Agricultural and agricultural real estate	11,733	11,606	—	11,974	173
Consumer	2,428	2,034	—	1,387	1
Total loans held to maturity	$87,617	$68,865	$—	$78,666	$721
Total impaired loans held to maturity
Commercial	$10,280	$9,753	$2,320	$14,328	$228
Commercial real estate	99,918	82,512	5,996	92,553	885
Total commercial and commercial real estate	110,198	92,265	8,316	106,881	1,113
Residential real estate	7,206	6,240	460	6,244	35
Agricultural and agricultural real estate	15,699	15,563	215	16,099	284
Consumer	4,730	4,336	1,286	3,858	21
Total impaired loans held to maturity	$137,833	$118,404	$10,277	$133,082	$1,453

(Dollars in thousands)
December 31, 2010	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$14,936	$14,936	$2,837	$15,471	$481
Commercial real estate	35,365	35,282	7,127	36,545	1,394
Total commercial and commercial real estate	50,301	50,218	9,964	52,016	1,875
Residential real estate	2,577	2,415	659	1,390	7
Agricultural and agricultural real estate	3,911	3,911	512	3,707	181
Consumer	2,445	2,431	1,026	1,740	70
Total loans held to maturity	$59,234	$58,975	$12,161	$58,853	$2,133
Impaired loans without a related allowance
Commercial	$4,378	$1,662	$—	$1,722	$1
Commercial real estate	92,979	70,059	—	72,567	1,026
Total commercial and commercial real estate	97,357	71,721	—	74,289	1,027
Residential real estate	3,515	3,035	—	1,748	47
Agricultural and agricultural real estate	12,401	12,344	—	11,701	391
Consumer	1,458	1,109	—	793	2
Total loans held to maturity	$114,731	$88,209	$—	$88,531	$1,467
Total impaired loans held to maturity
Commercial	$19,314	$16,598	$2,837	$17,193	$482
Commercial real estate	128,344	105,341	7,127	109,112	2,420
Total commercial and commercial real estate	147,658	121,939	9,964	126,305	2,902
Residential real estate	6,092	5,450	659	3,138	54
Agricultural and agricultural real estate	16,312	16,255	512	15,408	572
Consumer	3,903	3,540	1,026	2,533	72
Total impaired loans held to maturity	$173,965	$147,184	$12,161	$147,384	$3,600

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2011, were as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at March 31, 2011	$10,644	$21,787	$1,982	$2,336	$6,502	$20	$—	$43,271
Charge-offs	(617)	(5,480)	(95)	(616)	(1,375)	—	—	(8,183)
Recoveries	324	1,155	—	23	167	—	—	1,669
Provision	(254)	1,900	95	765	1,352	(13)	—	3,845
Balance at June 30, 2011	$10,097	$19,362	$1,982	$2,508	$6,646	$7	$—	$40,602

(Dollars in thousands)	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2010	$10,525	$20,316	$2,147	$2,381	$6,315	$9	$1,000	$42,693
Charge-offs	(2,004)	(12,584)	(167)	(1,229)	(2,222)	—	—	(18,206)
Recoveries	393	1,529	—	25	314	—	—	2,261
Provision	1,183	10,101	2	1,331	2,239	(2)	(1,000)	13,854
Balance at June 30, 2011	$10,097	$19,362	$1,982	$2,508	$6,646	$7	$—	$40,602

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $25.9 million at June 30, 2011, and December 31, 2010. The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2011, and December 31, 2010, are presented in the table below, in thousands:

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$9,957	$8,584	$9,957	$8,345
Mortgage servicing rights	16,291	5,154	15,297	4,087
Customer relationship intangible	1,177	584	1,177	533
Total	$27,425	$14,322	$26,431	$12,965
Unamortized intangible assets		$13,103		$13,466

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2011. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at June 30, 2011, or December 31, 2010. The fair value of Heartland's mortgage servicing rights was estimated at $14.1 million and $12.3 million at June 30, 2011, and December 31, 2010, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ending December 31, 2011	$231	$1,212	$48	$1,491
Year ending December 31,
2012	441	3,970	55	4,466
2013	423	2,977	45	3,445
2014	184	1,985	43	2,212
2015	15	993	42	1,050
2016	14	—	41	55
Thereafter	65	—	319	384

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2011	2010
Balance at January 1	$11,210	$9,533
Originations	1,599	5,778
Amortization	(1,672)	(4,101)
Balance at June 30	$11,137	$11,210

NOTE 7: BORROWINGS

On March 11, 2011, Heartland issued an additional $3.0 million of its senior notes to one additional accredited investor. The total senior notes outstanding was $27.5 million as of June 30, 2011, and $24.5 million as of December 31, 2010. Prior to April 2011, Heartland maintained credit lines with two unaffiliated banks, one of which provided borrowing authority for $15.0 million and one of which provided borrowing authority for $5.0 million. On April 20, 2011, Heartland entered into a debt arrangement with one of these banks to convert the $15.0 million revolving line of credit into a $15.0 million amortizing term loan with a maturity date of April 20, 2016, and to add $5.0 million in borrowing capacity in the form of a revolving line of credit with a maturity date of April 20, 2013. At the same time, Heartland entered into an interest rate swap transaction, designated as a cash flow hedge, with the bank to fix the rate on the term loan at 5.14 percent for the full 5-year term. Accordingly, after this debt arrangement, Heartland continues to have credit lines with two unaffiliated banks, both with revolving borrowing capacity of $5.0 million, and one with an additional $15.0 million amortizing term loan. At June 30, 2011, Heartland had no outstanding balance on either credit line.

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

Heartland executed an interest rate swap transaction on April 5, 2011, with an effective date of April 20, 2011, and an expiration date of April 20, 2016, to effectively convert $15.0 million of its newly issued variable rate amortizing debt to fixed rate debt. For accounting purposes, this swap transaction is designated as a cash flow hedge of the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of Heartland's debt principal equal to the then-outstanding swap notional amount. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swap. Under this contract, Heartland will pay a fixed interest rate of 5.14% and receive a variable rate equal to one-month LIBOR plus 2.75% based upon $14.8 million of indebtedness. Payments under this interest rate swap contract are made monthly. The fair value of this swap transaction was recorded as a liability of $396 thousand at June 30, 2011.

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

Prepayments in the hedged loan portfolios were treated in a manner consistent with the guidance in ASC 815-20-25, “Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans,” which allows the designated forecasted transactions to be the variable, prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations. Based on Heartland's assessments, both at inception and throughout the life of the hedging relationship, it was probable that sufficient prime-based interest receipts existed through the maturity dates of the collars.

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

The first transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2011, and December 31, 2010, the fair market value of this cap transaction was recorded as an asset of $0 and $5 thousand, respectively. Upon the execution of the second swap transaction discussed below, hedge accounting was discontinued and this cap transaction was converted to a mark to market hedge. During the first six months of 2011 and 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $5 thousand and $63 thousand, respectively.

The second transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of June 30, 2011, and December 31, 2010, this cap transaction had no fair market value. Upon the execution of the third swap transaction discussed below, hedge accounting was discontinued and this cap transaction was converted to a mark to market hedge. During the first six months of 2011, there was no mark to market adjustment for this cap transaction. During the six months of 2010, the mark to market adjustment for this cap transaction was recorded as a loss of $3 thousand.

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

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $1.1 million at June 30, 2011, and as a liability of $972 thousand at December 31, 2010.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $629 thousand at June 30, 2011, and a liability of $333 thousand at December 31, 2010.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $1.1 million at June 30, 2011, and as a liability of $823 thousand at December 31, 2010.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in ASC 815-20-25, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge,” for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments' change in fair value were included in the assessment of hedge effectiveness. Except as discussed below, no ineffectiveness was recognized for the cash flow hedge transactions for the six months ended June 30, 2011 and 2010.

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

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. Accordingly, hedge accounting ceased as of the last day the hedging relationship was highly effective. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. During the first six months of 2010, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $188 thousand.

A portion of the September 19, 2005, collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. Accordingly, hedge accounting ceased as of the last day the hedging relationship was highly effective. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank's prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. Accordingly, hedge accounting ceased as of the last day the hedging relationship was highly effective. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During the first six months of 2010, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $185 thousand.

An additional portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2009. Accordingly, hedge accounting ceased as of the last day the hedging relationship was highly effective. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of New Mexico Bank & Trust's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $11.6 million. During the first six months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $185 thousand.

The final portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at June 30, 2009. Accordingly, hedge accounting ceased as of the last day the hedging relationship was highly effective. The failure was on a portion of the $50.0 million notional amount. That portion, $7.2 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Wisconsin Community Bank's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $7.2 million to $4.8 million. During the first six months of 2010, the mark to market adjustment on this collar transaction was recorded as a loss of $95 thousand.

Net unrealized losses on derivatives designated as cash flow hedges arising during the first six months of 2011 and separately disclosed in the statement of changes in stockholders' equity totaled $1.1 million, before income taxes of $399 thousand. Net unrealized losses on derivatives designated as cash flow hedges arising during the first six months of 2010 and separately disclosed in the statement of changes in shareholders' equity totaled $4.9 million, before income taxes of $1.8 million.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland's variable-rate assets and liabilities. For the six months ended June 30, 2011, the change in net unrealized losses on cash flow hedges reflects cash payments and reclassification from accumulated other comprehensive income to interest income or interest expense totaling $919 thousand. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest income or interest expense will total $1.8 million.

Cash payments received on the collar transactions totaled $695 thousand during the first six months of 2010.

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

NOTE 9: FAIR VALUE

Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a non-recurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Assets

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of Z tranche mortgage-backed securities.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At June 30, 2011, all impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2011
Trading securities	$541	$541	$—	$—
Securities available for sale	1,133,869	121,806	1,008,321	3,742
Total assets at fair value	$1,134,410	$122,347	$1,008,321	$3,742
Derivative liabilities	$3,192	$—	$3,192	$—
Total liabilities at fair value	$3,192	$—	$3,192	$—

December 31, 2010
Trading securities	$244	$244	$—	$—
Securities available for sale	1,204,699	320,008	880,015	4,676
Total assets at fair value	$1,204,943	$320,252	$880,015	$4,676
Derivative liabilities	$2,122	$—	$2,122	$—
Total liabilities at fair value	$2,122	$—	$2,122	$—

There were no transfers between Levels 1, 2 or 3 during the six-month period ended June 30, 2011, or the year ended December 31, 2010.

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)	For the Six Months	For the Year
	Ended	Ended
	June 30, 2011	December 31, 2010
	Fair Value	Fair Value
Balance at January 1,	$4,658	$4,676
Redemptions	—	(1,397)
Market value appreciation	(916)	1,379
Balance at June 30,	$3,742	$4,658

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Carrying Value at				Six Months Ended
	June 30, 2011				June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$118,404	$—	$—	$118,404	$14,755
OREO	39,075	—	—	39,075	2,883

(Dollars in thousands)	Carrying Value at				Year Ended
	December 31, 2010				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$147,184	$—	$—	$147,184	$27,492
OREO	32,002	—	—	32,002	11,711

The table below is a summary of the estimated fair value of Heartland's financial instruments as of June 30, 2011, and December 31, 2010, as defined by ASC 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$148,388	$148,388	$62,572	$62,572
Trading securities	541	541	244	244
Securities available for sale	1,133,869	1,133,869	1,204,699	1,204,699
Securities held to maturity	59,070	57,728	59,621	58,610
Loans and leases, net of unearned	2,383,745	2,373,475	2,388,691	2,394,837
Financial Liabilities:
Demand deposits	$649,523	$649,523	$580,589	$580,589
Savings deposits	1,557,053	1,557,053	1,558,998	1,558,998
Time deposits	874,109	874,109	894,461	894,461
Short-term borrowings	168,021	168,021	235,864	235,864
Other borrowings	379,718	367,407	362,527	347,749
Derivatives	3,192	3,192	2,122	2,122

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described in Heartland's Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2010.

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

Net income was $10.2 million for the quarter ended June 30, 2011, compared to $5.1 million for the second quarter of 2010. Net income available to common stockholders was $8.9 million, or $0.54 per diluted common share, for the quarter ended June 30, 2011, compared to $3.8 million, or $0.23 per diluted common share, for the second quarter of 2010. Return on average common equity was 13.69 percent and return on average assets was 0.89 percent for the second quarter of 2011, compared to 6.25 percent and 0.37 percent, respectively, for the same quarter in 2010.

The improved earnings during the second quarter of 2011 compared to the second quarter of 2010 were primarily attributable to reduced provision for loan and lease losses, combined with increases in net interest income and securities gains. Heartland's net interest margin was 4.23 percent for the quarter ended June 30, 2011, compared to 4.09 percent for the quarter ended June 30, 2010.

Net income for the first six months of 2011 was $14.4 million, compared to $10.4 million for the first six months of 2010. Net income available to common stockholders was $11.8 million, or $0.71 per diluted common share, for the six months ended June 30, 2011, compared to $7.8 million, or $0.47 per diluted common share, for the six months ended June 30, 2010. Return on average common equity was 9.28 percent and return on average assets was 0.59 percent for the first six months of 2011, compared to 6.54 percent and 0.39 percent, respectively, for the same period in 2010.

Earnings for the first six months of 2011 compared to the first six months of 2010 were positively affected by a reduced provision for loan and lease losses, combined with increases in net interest income, gains on sale of loans and securities gains. The effect of these improvements was partially offset by increases in salaries and employee benefits, professional fees and other noninterest expenses. Heartland's net interest margin was 4.21 percent for the six months ended June 30, 2011, compared to 4.12 percent for the six months ended June 30, 2010.
At June 30, 2011, total assets were $4.01 billion, consistent with total assets of $4.00 billion at December 31, 2010. Securities represented 30 percent of total assets at June 30, 2011, compared to 32 percent of total assets at December 31, 2010.

Total loans and leases, exclusive of those covered by loss share agreements, were $2.35 billion at June 30, 2011, compared to $2.34 billion at year-end 2010, an increase of $7.8 million or 1 percent annualized. Commercial and commercial real estate loans decreased $9.0 million or 1 percent annualized since year-end 2010. Residential mortgage loans increased $10.1 million or 12 percent annualized since year-end 2010. Agricultural and agricultural real estate loans increased $4.3 million or 3 percent annualized since year-end 2010. Consumer loans increased $2.7 million or 3 percent annualized since year-end 2010.

Total deposits were $3.08 billion at June 30, 2011, compared to $3.03 billion at year-end 2010, an increase of $46.6 million or 3 percent annualized. The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to no cost demand deposits during the second quarter of 2011, as demand deposits increased $68.9 million or 24 percent annualized since year-end 2010.

On June 10, 2011, Heartland completed the charter consolidation of its First Community Bank subsidiary located in Keokuk, Iowa, with its flagship subsidiary bank, Dubuque Bank and Trust Company, located in Dubuque, Iowa. Through this charter consolidation, Heartland hopes to realize efficiencies in operating costs, audit fees, regulatory examinations and insurance premiums.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.23 percent during the second quarter of 2011 compared to 4.09 percent for the second quarter of 2010. Net interest margin was 4.21 percent for the six months ended June 30, 2011, and 4.12 percent for the six months ended June 30, 2010. The maintenance of a net interest margin exceeding 4.00 percent has been a direct result of continued price discipline, the effect of which would have been more significant had it not been for the amount of foregone interest on Heartland's nonaccrual loans not covered by loss share agreements. These nonaccrual loans had balances of $68.1 million or 2.90 percent of total loans and leases at June 30, 2011, and $84.9 million or 3.56 percent of total loans and leases at June 30, 2010.

Net interest income on a tax-equivalent basis totaled $38.0 million during the second quarter of 2011, an increase of $900 thousand or 2 percent from the $37.1 million recorded during the second quarter of 2010. For the first six months of 2011, net interest income on a tax-equivalent basis was $75.0 million, an increase of $2.1 million or 3 percent from the $72.9 million recorded during the first six months of 2010. These increases reflect Heartland's success in optimizing the composition of its interest bearing liabilities by de-emphasizing higher cost time deposits, which decreased to 36 percent of total average interest bearing deposits during the first half of 2011 from 39 percent during the first half of 2010.

On a tax-equivalent basis, interest income in the second quarter of 2011 was $50.0 million compared to $51.5 million in the second quarter of 2010, a decrease of $1.5 million or 3 percent. Average earning assets decreased $32.0 million or 1 percent during the second quarter of 2011 compared to the second quarter of 2010 and the average interest rate earned on these assets was 5.57 percent during 2011 compared to 5.69 percent during 2010. For the first six months of 2011, interest income on a tax-equivalent basis was $99.2 million compared to $102.3 million during the same period in 2010, a decrease of $3.1 million or 3 percent. The $21.0 million or 1 percent growth in average earning assets during the first six months of 2011 compared to the same period in 2010 was offset by the impact of a decrease in the average interest rate earned on these assets which was 5.57 percent during 2011 compared to 5.78 percent during 2010.

Interest expense for the second quarter of 2011 was $12.0 million, a decrease of $2.5 million or 17 percent from $14.5 million in the second quarter of 2010. On a six-month comparative basis, interest expense decreased $5.2 million or 18 percent. Average interest bearing liabilities decreased $160.9 million or 5 percent for the quarter ended June 30, 2011, as compared to the same quarter in 2010. For the six months ended June 30, 2011, average interest bearing liabilities decreased $156.7 million or 5 percent as compared to the first six months of 2010. These decreases resulted primarily from an outflow of higher cost certificates of deposit and a reduction in other borrowings. The average interest rates paid on Heartland's interest bearing deposits and borrowings declined 23 basis points to 1.60 percent in the second quarter of 2011 from 1.83 percent in the second quarter of 2010. On a six-month comparative basis, the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 25 basis points to 1.62 percent in 2011 from 1.87 percent in 2010. The amount of certificates of deposit maturing over the next six months is $305.8 million, or 35 percent of total certificates of deposit, at a weighted average interest rate of 1.61 percent. For the next twelve months, the amount of certificates of deposit maturing is $444.9 million, or 51 percent of total certificates of deposit, at a weighted average interest rate of 1.71 percent. The weighted average interest rate for the renewal term on certificates of deposit maturing during the month of June 2011 was 0.70 percent. Additionally, Heartland believes that the rates currently paid on its non-maturity deposits are effectively approaching a floor and that it will have less flexibility to pay lower rates on these deposits in the future.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40 percent of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate. Since a large portion of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive affect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 8 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

The tables below set forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances. Nonaccrual loans and loans held for sale are included in each respective loan category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the quarters ended June 30, 2011 and 2010 (Dollars in thousands)
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$951,332	$7,583	3.20%	$980,894	$8,938	3.65%
Nontaxable(1)	298,051	4,485	6.04	255,226	3,998	6.28
Total securities	1,249,383	12,068	3.87	1,236,120	12,936	4.20
Interest bearing deposits	4,402	—	—	4,555	7	0.62
Federal funds sold	1,104	1	0.36	349	1	1.15
Loans and leases:
Commercial and commercial real estate(1)	1,728,649	25,222	5.85	1,750,917	25,837	5.92
Residential mortgage	186,034	2,483	5.35	198,059	2,497	5.06
Agricultural and agricultural real estate(1)	256,962	4,059	6.34	260,301	4,098	6.31
Consumer	215,723	5,004	9.30	226,344	5,029	8.91
Direct financing leases, net	720	10	5.57	1,736	25	5.78
Fees on loans	—	1,116	—	—	1,082	—
Less: allowance for loan and lease losses	(42,882)	—	—	(46,325)	—	—
Net loans and leases	2,345,206	37,894	6.48	2,391,032	38,568	6.47
Total earning assets	3,600,095	$49,963	5.57%	3,632,056	$51,512	5.69%
NONEARNING ASSETS	414,195			401,294
TOTAL ASSETS	$4,014,290			$4,033,350
INTEREST BEARING LIABILITIES
Savings	$1,553,450	$2,406	0.62%	$1,576,820	$3,753	0.95%
Time, $100,000 and over	266,036	1,546	2.33	300,454	1,912	2.55
Other time deposits	606,384	3,723	2.46	649,680	4,290	2.65
Short-term borrowings	201,246	225	0.45	212,539	291	0.55
Other borrowings	377,812	4,081	4.33	426,369	4,208	3.96
Total interest bearing liabilities	3,004,928	11,981	1.60%	3,165,862	14,454	1.83%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	633,490			513,809
Accrued interest and other liabilities	34,075			31,569
Total noninterest bearing liabilities	667,565			545,378
STOCKHOLDERS' EQUITY	341,797			322,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,014,290			$4,033,350
Net interest income(1)		$37,982			$37,058
Net interest spread(1)			3.97%			3.86%
Net interest income to total earning assets(1)			4.23%			4.09%
Interest bearing liabilities to earning assets	83.47%			87.16%
(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the six months ended June 30, 2011 and 2010 (Dollars in thousands)
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$937,522	$14,994	3.23%	$953,528	$18,369	3.88%
Nontaxable(1)	298,361	8,994	6.08	247,406	7,829	6.38
Total securities	1,235,883	23,988	3.91	1,200,934	26,198	4.40
Interest bearing deposits	4,392	1	0.05	3,701	12	0.65
Federal funds sold	718	1	0.28	483	1	0.42
Loans and leases:
Commercial and commercial real estate(1)	1,737,703	50,179	5.82	1,723,039	50,658	5.93
Residential mortgage	185,667	4,893	5.31	197,415	5,217	5.33
Agricultural and agricultural real estate(1)	254,980	7,899	6.25	259,535	8,082	6.28
Consumer	214,695	9,854	9.26	229,002	10,003	8.81
Direct financing leases, net	827	23	5.61	1,932	57	5.95
Fees on loans	—	2,370		—	2,068	—
Less: allowance for loan and lease losses	(42,876)	—	—	(45,006)	—	—
Net loans and leases	2,350,996	75,218	6.45	2,365,917	76,085	6.49
Total earning assets	3,591,989	$99,208	5.57%	3,571,035	$102,296	5.78%
NONEARNING ASSETS	420,088			438,037
TOTAL ASSETS	$4,012,077			$4,009,072
INTEREST BEARING LIABILITIES
Savings	$1,553,372	$4,953	0.64%	$1,562,980	$7,889	1.02%
Time, $100,000 and over	268,242	3,156	2.37	312,671	3,982	2.57
Other time deposits	610,033	7,592	2.51	666,770	8,844	2.67
Short-term borrowings	205,639	484	0.47	190,888	525	0.55
Other borrowings	370,493	8,017	4.36	431,203	8,167	3.82
Total interest bearing liabilities	3,007,779	24,202	1.62%	3,164,512	29,407	1.87%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	632,410			490,374
Accrued interest and other liabilities	34,481			34,118
Total noninterest bearing liabilities	666,891			524,492
STOCKHOLDERS' EQUITY	337,407			320,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,012,077			$4,009,072
Net interest income(1)		$75,006			$72,889
Net interest spread(1)			3.95%			3.90%
Net interest income to total earning assets(1)			4.21%			4.12%
Interest bearing liabilities to earning assets	83.74%			88.62%
(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was $3.8 million for the second quarter of 2011 compared to $9.9 million for the second quarter of 2010, a $6.1 million or 61 percent decrease, primarily as a result of reductions in the level of nonperforming and substandard loans. For the first six months of 2011, the provision for loan losses was $13.9 million compared to $18.8 million for the first six months of 2010. Although additions to the allowance for loan and lease losses continued during the first quarter of 2011 at the higher rates experienced during most of 2010, the provision for loan and lease losses moderated significantly during the second quarter of 2011 as nonaccrual loans declined and the level of substandard credits began to decline. The larger provision expense during 2010 and the first quarter of 2011 were primarily as a result of the continuation of depressed economic conditions and the impact those conditions have on the appraised values of collateral. When updated appraisals have been obtained, many reflect a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods. These declines in collateral value appear to be reaching a floor, although further negative economic news could further impact collateral values.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of June 30, 2011, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the quarters and six months indicated.

(Dollars in thousands)	Three Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,599	$3,494	$105	3%
Loan servicing income	1,298	1,620	(322)	(20)
Trust fees	2,656	2,330	326	14
Brokerage and insurance commissions	856	785	71	9
Securities gains, net	4,756	1,050	3,706	353
Gain (loss) on trading account securities, net	81	(264)	345	131
Gains on sale of loans	1,308	1,083	225	21
Income on bank owned life insurance	331	293	38	13
Other noninterest income	(216)	443	(659)	(149)
TOTAL NONINTEREST INCOME	$14,669	$10,834	$3,835	35%

(Dollars in thousands)	Six Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$6,960	$6,698	$262	4%
Loan servicing income	2,847	3,047	(200)	(7)
Trust fees	5,135	4,511	624	14
Brokerage and insurance commissions	1,704	1,497	207	14
Securities gains, net	6,845	2,506	4,339	173
Gain (loss) on trading account securities, net	297	(216)	513	238
Gains on sale of loans	2,710	1,881	829	44
Income on bank owned life insurance	734	607	127	21
Other noninterest income	45	896	(851)	(95)
TOTAL NONINTEREST INCOME	$27,277	$21,427	$5,850	27%

Noninterest income was $14.7 million during the second quarter of 2011 compared to $10.8 million during the second quarter of 2010, an increase of $3.8 million or 35 percent, primarily as a result of increased securities gains and gains on trading account securities, which totaled $4.8 million during 2011 compared to $786 thousand during 2010. Other categories showing improvement were service charges and fees, trust fees, brokerage and insurance commissions, gains on sale of loans and income on bank owned life insurance. Improvements in these categories were offset by a reduction in loan servicing income and other noninterest income. For the six-month period ended June 30, noninterest income was $27.3 million in 2011 compared to $21.4 million in 2010, an increase of $5.9 million or 27 percent. Securities gains and gain on trading account securities totaled $7.1 million for the first six months of 2011 compared to $2.3 million for the first six months of 2010. Other categories contributing to the increase for the six-month comparative period were service charges and fees, trust fees, brokerage and insurance commissions, gains on sale of loans and income on bank owned life insurance.

Service charges and fees increased $105 thousand or 3 percent during the quarters under comparison and $262 thousand or 4 percent during the six-month periods under comparison. Service charges on checking and savings accounts recorded during the second quarter of 2011 were $805 thousand compared to $712 thousand during the second quarter of 2010, an increase of $93 thousand or 13 percent. For the six months ended June 30, service charges on checking and savings accounts totaled $1.6 million during 2011 compared to $1.4 million during 2010, an increase of $213 thousand or 15 percent. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts continued at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Overdraft fees were $1.4 million during the second quarter of 2011 compared to $1.5 million during the second quarter of 2010, a decrease of $155 thousand or 10 percent. For the six months ended June 30, overdraft fees totaled $2.6 million during 2011 compared to $2.9 million during 2010, an decrease of $301 thousand or 10 percent. The decreases in overdraft fees during both comparative periods were due primarily to the implementation of the revisions to Regulation E effective August 15, 2010. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.3 million during the second quarter of 2011 compared to $1.1 million during the second quarter of 2010, an increase of $147 thousand or 13 percent. These same fees were $2.4 million during the first six months of 2011 compared to $2.1 million during the first six months of 2010, an increase of $307 thousand or 15 percent.

Loan servicing income decreased $322 thousand or 20 percent for the second quarter of 2011 as compared to the second quarter of 2010 and $200 thousand or 7 percent for the first half of 2011 compared to the first half of 2010. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $616 thousand during the second quarter of 2011 compared to $957 thousand during the second quarter of 2010 and amortization of mortgage servicing rights was $808 thousand during the second quarter of 2011 compared to $707 thousand during the second quarter of 2010. Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $892 thousand during the second quarter of 2011 compared to $743 thousand during the second quarter of 2010. The portfolio of mortgage loans serviced for others by Heartland totaled $1.45 billion at June 30, 2011, compared to $1.22 billion at June 30, 2010.

Trust fees increased $326 thousand or 14 percent during the second quarter of 2011 compared to the same quarter in 2010 and

$624 thousand or 14 percent during the first six months of 2011 compared to the same six months in 2010. A large portion of trust fees are based upon the market value of the trust assets, which was $2.29 billion at June 30, 2011, compared to $1.83 billion at June 30, 2010. The total number of trust accounts was 2,059 at June 30, 2011, compared to 2,069 at June 30, 2010.

Brokerage and insurance commissions increased $71 thousand or 9 percent during the second quarter of 2011 compared to the same quarter in 2010 and $207 thousand or 14 percent during the first six months of 2011 compared to the same six months in 2010. During the first and second quarters of 2011, Heartland's customers continued to seek the higher rates offered in fixed income products and also overcame some of their hesitance to invest in equity securities with the improving stock market.

Securities gains totaled $4.8 million during the second quarter of 2011 compared to $1.1 million during the second quarter of 2010. For the six-month comparative period, securities gains totaled $6.8 million during 2011 compared to $2.5 million during 2010. During the second quarter of 2011, volatility in the bond market provided opportunities to sell taxable municipal bonds and reinvest in tax-exempt municipals without extending the duration of that portfolio. Another strategy was also initiated in the second quarter of 2011 to shift a portion of the securities portfolio from agencies to treasuries and shorter-term mortgage- backed securities to reduce the effect a flattening yield curve could have on the portfolio. Additionally, during the first quarter of 2011, a private label Z tranche security with a book value of $10 thousand was sold at a gain of $1.4 million. Seven of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $148 thousand and a market value of $3.6 million at June 30, 2011. Management has not determined when any future sales of these securities will occur.

Trading securities contributed a net gain of $81 thousand during the second quarter of 2011 compared to a net loss of $264 thousand during the second quarter of 2010. For the six-month period ended June 30, trading securities experienced a net gain of $297 thousand during 2011 compared to a net loss of $216 thousand during 2010. These changes were driven by overall market conditions.

Gains on sale of loans totaled $1.3 million during the second quarter of 2011 compared to $1.1 million during the second quarter of 2010, an increase of $225 thousand or 21 percent. For the first six months of 2011, gains on sale of loans totaled $2.7 million compared to $1.9 million during the first six months of 2010. Even though the origination of 15- and 30-year, fixed-rate residential mortgage loans was slower during the first half of 2011 compared to the first half of 2010, the gains on sale of loans increased as a result of better pricing received on the sale of these loans into the secondary market. Beginning in the second quarter of 2011, Heartland began selling a majority of these loans under a bulk delivery method instead on an individual delivery method.

Income on bank owned life insurance increased $38 thousand or 13 percent during the second quarter of 2011 compared to the same quarter of 2010 and $127 thousand or 21 percent during the first six months of 2011 compared to the first six months of 2010. A large portion of Heartland's bank owned life insurance is held in a separate account product that experienced lower yields during 2010.

Other noninterest income was a loss of $216 thousand during the second quarter of 2011 compared to income of $443 thousand during the second quarter of 2010. Affecting other noninterest income were payments due to or from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed on July 2, 2009. For the second quarter of 2011, payments due to the FDIC under loss share agreements totaled $525 thousand while payments due from the FDIC under loss share agreements totaled $236 thousand for the second quarter of 2010. Payments due to the FDIC for the first six months of 2011 totaled $562 thousand whereas payments due from the FDIC for the first six months of 2010 totaled $253 thousand. For the six-month period ended on June 30, other noninterest income totaled $45 thousand during 2011 compared to $896 thousand during 2010.

Noninterest Expenses

The tables below show Heartland's noninterest expense for the quarters and six months indicated.

(Dollars in thousands)	Three Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$17,480	$15,574	$1,906	12%
Occupancy	2,213	2,201	12	1
Furniture and equipment	1,360	1,599	(239)	(15)
Professional fees	3,053	2,549	504	20
FDIC insurance assessments	786	1,384	(598)	(43)
Advertising	1,113	1,052	61	6
Intangible assets amortization	144	145	(1)	(1)
Net loss on repossessed assets	2,511	1,636	875	53
Other noninterest expenses	3,683	3,435	248	7
TOTAL NONINTEREST EXPENSES	$32,343	$29,575	$2,768	9%

(Dollars in thousands)	Six Months Ended
	June 30, 2011	June 30, 2010	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$35,666	$30,997	$4,669	15%
Occupancy	4,599	4,495	104	2
Furniture and equipment	2,769	3,046	(277)	(9)
Professional fees	6,072	4,760	1,312	28
FDIC insurance assessments	2,131	2,804	(673)	(24)
Advertising	1,963	1,866	97	5
Intangible assets amortization	290	296	(6)	(2)
Net loss on repossessed assets	4,143	3,700	443	12
Other noninterest expenses	7,597	6,512	1,085	17
TOTAL NONINTEREST EXPENSES	$65,230	$58,476	$6,754	12%

For the second quarter of 2011, noninterest expense totaled $32.3 million, an increase of $2.8 million or 9 percent from the same quarter of 2010. For the six-month period ended June 30, noninterest expense totaled $65.2 million in 2011 compared to $58.5 million in 2010, a $6.7 million or 12 percent increase. Contributing to these increases in noninterest expense were increases in salaries and employee benefits, professional fees, net losses on repossessed assets and other noninterest expenses. The effect of these increases was moderated by a decrease in FDIC insurance assessments.
The largest component of noninterest expense, salaries and employee benefits, increased $1.9 million or 12 percent during the second quarter of 2011 compared to the second quarter of 2010 and $4.7 million or 15 percent during the first six months of 2011 compared to the first six months of 2010. These increases were primarily a result of the expansion of residential loan origination via the addition of National Residential Mortgage and increased staffing at Heartland, primarily in the special assets area. Full-time equivalent employees totaled 1,078 on June 30, 2011, compared to 1,020 on June 30, 2010.

Professional fees increased $504 thousand or 20 percent during the second quarter of 2011 compared to the second quarter of 2010 and $1.3 million or 28 percent during the first six months of 2011 compared to the same six months in 2010. These increases were primarily associated with the workout and disposition of nonperforming assets and the services provided to Heartland by third-party consultants.

FDIC assessments decreased $598 thousand or 43 percent during the second quarter of 2011 compared to the second quarter of 2010 and $673 thousand or 24 percent during the first six months of 2011 compared to the same six months in 2010, primarily associated with a change in the FDIC assessment rates that became effective April 1, 2011. These new rates are based upon total assets minus tangible equity of the insured bank instead of total deposits.

Net losses on repossessed assets totaled $2.5 million during the second quarter of 2011 compared to $1.6 million during the second quarter of 2010. For the six-month period ended on June 30, net losses on repossessed assets totaled $4.1 million during 2011 compared to $3.7 million during 2010. A majority of these losses resulted from valuation adjustments due to continued reductions in real estate values.

Other noninterest expenses increased $248 thousand or 7 percent during the second quarter of 2011 compared to the second quarter of 2010 and $1.1 million or 17 percent during the first six months of 2011 compared to the first six months of 2010. During the first quarter of 2011, a $403 thousand writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale, was recorded.

Income Taxes

Heartland's effective tax rate was 29.65 percent for the first half of 2011 compared to 28.74 percent for the first half of 2010. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $399,000 during the first half of 2011 compared to $109,000 during the first half of 2010. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 24.26 percent during the first half of 2011 compared to 30.37 percent during the first half of 2010. The tax-equivalent adjustment for this tax-exempt interest income was $2.7 million during the first half of 2011 compared to $2.4 million during the first half of 2010.

FINANCIAL CONDITION

At June 30, 2011, total assets were $4.01 billion, consistent with total assets of $4.00 billion at December 31, 2010.

Lending Activities

Total loans and leases, exclusive of those covered by loss share agreements, were $2.35 billion at June 30, 2011, compared to $2.34 billion at year-end 2010, an increase of $7.8 million or 1 percent annualized. Commercial and commercial real estate loans, which totaled $1.71 billion at June 30, 2011, decreased $9.0 million or 1 percent annualized since year-end 2010. Residential mortgage loans, which totaled $173.8 million at June 30, 2011, increased $10.1 million or 12 percent annualized since year-end 2010. Agricultural and agricultural real estate loans, which totaled $255.3 million at June 30, 2011, increased $4.3 million or 3 percent annualized since year-end 2010. Consumer loans, which totaled $217.3 million at June 30, 2011, increased $2.7 million or 3 percent annualized since year-end 2010. Loan growth has been difficult to achieve during the first half of 2011, although management is beginning to see pipeline improvement in some of Heartland's markets.

The table below presents the composition of the loan portfolio as of June 30, 2011, and December 31, 2010:

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$559,814	23.75%	$558,031	23.75%
Commercial real estate	1,150,141	48.80	1,160,962	49.43
Residential mortgage	173,808	7.37	163,726	6.97
Agricultural and agricultural real estate	255,257	10.83	250,943	10.68
Consumer	217,263	9.22	214,515	9.13
Lease financing, net	667	0.03	981	0.04
Gross loans and leases receivable held to maturity	2,356,950	100.00%	2,349,158	100.00%
Unearned discount	(2,412)		(2,581)
Deferred loan fees	(2,753)		(2,590)
Total net loans and leases receivable held to maturity	2,351,785		2,343,987
Loans covered under loss share agreements:
Commercial and commercial real estate	$7,315	45.19%	$10,056	48.34%
Residential mortgage	4,747	29.32	5,792	27.85
Agricultural and agricultural real estate	2,298	14.19	2,723	13.09
Consumer	1,830	11.30	2,229	10.72
Total loans covered under loss share agreements	16,190	100.00%	20,800	100.00%
Allowance for loan and lease losses	(40,602)		(42,693)
Loans and leases receivable, net	$2,327,373		$2,322,094

Loans and leases secured by real estate, either fully or partially, totaled $1.68 billion or 72 percent of total loans and leases at June 30, 2011. Of the non-farm, nonresidential loans, 61 percent are owner occupied. The largest categories within Heartland's real estate secured loans at June 30, 2011, and December 31, 2010, are listed below:

LOANS SECURED BY REAL ESTATE (Dollars in thousands)
	June 30,	December 31,
	2011	2010
Residential real estate, excluding residential construction and residential lot loans	$382,803	$389,790
Agriculture	198,997	201,750
Industrial, manufacturing, business and commercial	185,953	186,558
Land development and lots	142,510	152,658
Retail	156,044	168,916
Office	144,994	124,041
Hotel, resort and hospitality	92,550	97,442
Warehousing	57,630	65,196
Multi-family	60,793	62,886
Food and beverage	73,743	68,550
Residential construction	39,718	42,564
All other	140,391	137,216
Total loans secured by real estate	$1,676,126	$1,697,567

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

The allowance for loan and lease losses at June 30, 2011, was 1.73 percent of loans and leases and 59.61 percent of nonperforming loans compared to 1.82 percent of loans and leases and 47.12 percent of nonperforming loans at December 31, 2010, and 2.03 percent of loans and leases and 56.89 percent of nonperforming loans at June 30, 2010. Although additions to the allowance for loan and lease losses continued during the first quarter of 2011 at the higher rates experienced during most of 2010, the provision for loan and lease losses expense moderated significantly during the second quarter of 2011 as nonaccrual loans declined and the level of substandard credits began to decline. The larger provision during 2010 and the the first quarter of 2011 were primarily as a result of the continuation of depressed economic conditions and the impact those conditions have on the appraised values of collateral. When updated appraisals have been obtained, many reflect a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods. These declines in collateral values appear to be reaching a floor, although further negative economic news could lead to further declines in property values.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $68.1 million or 2.90 percent of total loans and leases at June 30, 2011, compared to $90.6 million or 3.86 percent of total loans and leases at December 31, 2010, and $84.9 million or 3.56 percent of total loans and leases at June 30, 2010. Approximately 56 percent, or $38.1 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 21 borrowers, are primarily concentrated in Heartland's banks serving the Western states, with $11.4 million originated by Rocky Mountain Bank, $8.9 million originated by New Mexico Bank & Trust, $5.5 million originated by Wisconsin Community Bank, $4.8 million originated by Summit Bank & Trust, $3.3 million originated by Arizona Bank & Trust, $3.1 million originated by Galena State Bank and Trust Co. and $1.1 million originated by Riverside Community Bank. The portion of Heartland's nonperforming loans covered by government guarantees was $3.5 million at June 30, 2011. The industry breakdown for nonperforming loans with individual balances exceeding $1.0 million, as identified using the North American Industry Classification System (NAICS), was $9.6 million for lot and land development, $4.8 million to lessors of real estate, $4.4 million for manufacturing, $3.7 million for construction and development, $3.8 million for other activities related to real estate and $2.7 million for personal residential real estate. The remaining $9.1 million was distributed among six other industries.

Other real estate owned was $39.1 million at June 30, 2011, compared to $32.0 million at December 31, 2010, and $32.9 million at June 30, 2010. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues with its plans to market these properties through an orderly liquidation process instead of a quick liquidation process that would likely result in discounts greater than the projected carrying costs. During the first half of 2011, $10.2 million of other real estate owned was sold, $4.9 million during the second quarter and $5.3 million during the first quarter.

Net charge-offs on loans during the second quarter of 2011 were $6.5 million compared to $8.0 million during the second quarter of 2010. A large portion of the net charge-offs in both years was related to nonfarm nonresidential real estate and construction, land development and other land loans.

Delinquencies in each of the loan portfolios continue to be well-managed and no significant adverse trends have been identified. Loans delinquent 30 to 89 days as a percent of total loans were 0.60 percent at June 30, 2011, compared to 0.61 percent at March 31, 2011, 0.67 percent at December 31, 2010, 1.65 percent at September 30, 2010, 0.61 percent at June 30, 2010, and 1.22 percent at March 31, 2010.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30,
	2011	2010

Balance at beginning of period	$42,693	$41,848
Provision for loan and lease losses	13,854	18,849
Recoveries on loans and leases previously charged off	2,261	1,311
Charge-offs on loans and leases not covered by loss share agreements	(17,861)	(13,384)
Charge-offs on loans and leases covered by loss share agreements	(345)	(310)
Balance at end of period	$40,602	$48,314
Annualized ratio of net charge offs to average loans and leases	1.34%	1.05%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	June 30,		December 31,
	2011	2010	2010	2009
Not covered under loss share agreements:
Nonaccrual loans and leases	$68,110	$84,925	$90,512	$78,118
Loan and leases contractually past due 90 days or more	—	—	85	17
Total nonperforming loans and leases	68,110	84,925	90,597	78,135
Other real estate	38,642	32,554	31,731	30,205
Other repossessed assets	188	486	302	501
Total nonperforming assets not covered under loss share agreements	$106,940	$117,965	$122,630	$108,841
Covered under loss share agreements:
Nonaccrual loans and leases	$4,480	$4,949	$4,901	4,170
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	4,480	4,949	4,901	4,170
Other real estate	433	328	271	363
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$4,913	$5,277	$5,172	4,533
Restructured loans (1)	$31,246	$30,818	$23,719	$46,656
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	2.90%	3.56%	3.86%	3.35%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	4.47%	4.88%	5.16%	4.61%
Nonperforming assets not covered under loss share agreements to total assets	2.67%	2.94%	3.07%	2.71%

(1) Represents accruing restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the second quarter of 2011 and the first six months of 2011:

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2011	$95,572	$35,007	$223	$130,802
Loan foreclosures	(10,967)	10,937	30	—
Net loan charge offs	(6,514)	—	—	(6,514)
New nonperforming loans	8,661	—	—	8,661
Reduction of nonperforming loans(1)	(14,162)	—	—	(14,162)
OREO/Repossessed sales proceeds	—	(4,808)	(50)	(4,858)
OREO/Repossessed assets writedowns, net	—	(2,061)	—	(2,061)
Net activity at Citizens Finance Co.	—	—	(15)	(15)
June 30, 2011	$72,590	$39,075	$188	$111,853
(1) Includes principal reductions and transfers to performing status.

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2010	$95,498	$32,002	$302	$127,802
Loan foreclosures	(19,940)	19,874	66	—
Net loan charge offs	(15,945)	—	—	(15,945)
New nonperforming loans	34,920	—	—	34,920
Reduction of nonperforming loans(1)	(21,943)	—	—	(21,943)
OREO/Repossessed sales proceeds	—	(9,630)	(145)	(9,775)
OREO/Repossessed assets writedowns, net	—	(3,171)	—	(3,171)
Net activity at Citizens Finance Co.	—	—	(35)	(35)
June 30, 2011	$72,590	$39,075	$188	$111,853
(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 30 percent of total assets at June 30, 2011, compared to 32 percent at December 31, 2010. Total available for sale securities as of June 30, 2011, were $1.13 billion, a decrease of $70.8 million or 12 percent annualized from $1.20 billion at December 31, 2010.

The composition of the securities portfolio shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities as the spread on mortgage-backed securities widened in comparison to government agency securities. The percentage of mortgage-backed securities was 61 percent at June 30, 2011, compared to 48 percent at year-end 2010. A portion of the new mortgage-backed securities were in reverse mortgage products. Nearly 80 percent of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises as of June 30, 2011.

The table below presents the composition of the securities portfolio, by major category, as of June 30, 2011, and December 31, 2010:

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$121,806	10.20%	$320,007	25.30%
Mortgage-backed securities	729,479	61.12	609,865	48.23
Obligation of states and political subdivisions	302,258	25.33	294,259	23.27
Other securities	39,937	3.35	40,433	3.20
Total securities	$1,193,480	100.00%	$1,264,564	100.00%

Deposits And Borrowed Funds

Total deposits were $3.08 billion at June 30, 2011, compared to $3.03 billion at year-end 2010, an increase of $46.6 million or 3 percent annualized. The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to no cost demand deposits during the second quarter of 2011, as demand deposits increased $68.9 million or 24 percent annualized since year-end 2010. Time deposits, exclusive of brokered deposits, experienced a decrease of $22.3 million or 5 percent annualized since year-end 2010. At June 30, 2011, brokered time deposits totaled $39.2 million or 1 percent of total deposits compared to $37.3 million or 1 percent of total deposits at December 31, 2010. At June 30, 2011, brokered time deposits totaled $39.2 million or 1 percent of total deposits compared to $37.3 million or 1 percent of total deposits at December 31, 2010.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of June 30, 2011, the amount of short-term borrowings was $168.0 million compared to $235.9 million at year-end 2010, a decrease of $67.8 million or 58 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements, nor does it create an expense relating to FDIC premiums on deposits. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $156.0 million at June 30, 2011, compared to $212.7 million at December 31, 2010.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide working capital to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland, the primary purpose of which is to hold and manage certain nonperforming loans and assets to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $10.0 million at any one time. There was no balance outstanding on these revolving credit lines at June 30, 2011, compared to a balance of $5.0 million outstanding at December 31, 2010.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of June 30, 2011, the amount of other borrowings was $379.7 million, an increase of $17.2 million or 2 percent since year-end 2010. On March 11, 2011, Heartland issued an additional $3.0 million of its senior notes to one additional accredited investor taking the total amount of senior notes outstanding at June 30, 2011, to $27.5 million. Prior to April 2011, Heartland maintained credit lines with two unaffiliated banks, one of which provided borrowing authority for $15.0 million and one of which provided borrowing authority for $5.0 million. On April 20, 2011, Heartland entered into a debt arrangement with one of these banks to convert the $15.0 million revolving line of credit into a $15.0 million amortizing term loan with a maturity date of April 20, 2016, and to add $5.0 million in borrowing capacity in the form of a revolving line of credit with a maturity date of April 20, 2013. At the same time, Heartland entered into an interest rate swap transaction, designated as a cash flow hedge, with the unaffiliated bank to fix the rate on the term loan at 5.14 percent for the full 5-year term. Accordingly, after this debt arrangement, Heartland continues to have credit lines with two unaffiliated banks, both with a revolving borrowing capacity of $5.0 million, and a $15.0 million amortizing term loan with one of these banks. At June 30, 2011, Heartland had no outstanding balance on either credit line.

Other borrowings include structured wholesale repurchase agreements, which totaled $85.0 million at June 30, 2011, and

December 31, 2010. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of June 30, 2011, is as follows:

(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of June 30, 2011(1)	Maturity Date	Callable Date
$5,000	8/7/2000	10.60%	10.60%	9/7/2030	9/7/2011
20,000	10/10/2003	8.25%	8.25%	10/10/2033	9/30/2011
25,000	3/17/2004	2.75% over Libor	3.00%(2)	3/17/2034	9/17/2011
20,000	1/31/2006	1.33% over Libor	1.61%(3)	4/7/2036	7/7/2011
20,000	6/21/2007	6.75%	6.75%	9/15/2037	6/15/2012
20,000	6/26/2007	1.48% over Libor	1.73%(4)	9/1/2037	9/1/2012
$110,000

(1)
Effective weighted average interest rate as of June 30, 2011, was 6.13% due to interest rate swap transactions on the variable rate securities as discussed in Note 8 to Heartland's consolidated financial statements.

(2)	Effective interest rate as of June 30, 2011, was 5.33% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

(3)	Effective interest rate as of June 30, 2011, was 4.69% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

(4)	Effective interest rate as of June 30, 2011, was 4.70% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

Also in other borrowings are the bank subsidiaries' borrowings from the FHLB. All of the bank subsidiaries, except for Heartland's most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings totaled $135.5 million at June 30, 2011, and $135.7 million at December 31, 2010. Total FHLB borrowings at June 30, 2011, had an average rate of 3.27 percent and an average maturity of 3.47 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 3.10 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2011, and December 31, 2010, commitments to extend credit aggregated $666.5 million and $623.2 million, and standby letters of credit aggregated $51.0 million and $48.7 million, respectively.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios (1)
Tier 1 capital	$417,489	15.25%	$403,357	14.06%
Tier 1 capital minimum requirement	109,511	4.00%	114,760	4.00%
Excess	$307,978	11.25%	$288,597	10.06%
Total capital	$477,120	17.43%	$465,666	16.23%
Total capital minimum requirement	219,023	8.00%	229,521	8.00%
Excess	$258,097	9.43%	$236,145	8.23%
Total risk-adjusted assets	$2,737,786		$2,869,010
Leverage Capital Ratios (2)
Tier 1 capital	$417,489	10.47%	$403,357	9.92%
Tier 1 capital minimum requirement (3)	159,517	4.00%	162,580	4.00%
Excess	$257,972	6.47%	$240,777	5.92%
Average adjusted assets (less goodwill and other intangible assets)	$3,987,928		$4,064,508

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

Total cash provided by operating activities was $34.2 million during the first six months of 2011 compared to $39.6 million during the first six months of 2010.

Investing activities provided cash of $60.4 million during the first six months of 2011 compared to using cash of $119.9 million during the first six months of 2010. The proceeds from securities sales, paydowns and maturities was $486.9 million during the first six months of 2011 compared to $362.2 million during the first six months of 2010. Purchases of securities used cash of $408.3 million during the first six months of 2011 while $387.5 million was used for securities purchases during the first six months of 2010. A net increase in loans and leases used cash of $22.8 million during the first six months of 2011 compared to $93.7 million during the first six months of 2010.

Financing activities used cash of $8.8 million during the first six months of 2011 compared to $26.4 million during the first six months of 2010. A net increase in deposit accounts provided cash of $46.6 million during the first six months of 2011 compared to cash used of $34.2 million during the same six months of 2010 due to a net decrease in deposit accounts. Activity in short-term borrowings used cash of $67.8 million during the first six months of 2011 compared to providing cash of $38.2 million during the first six months of 2010. Cash proceeds from other borrowings were $18.1 million during the first six months of 2011 compared to $461 thousand during the first six months of 2010. Repayment of other borrowings used cash of $911 thousand during the first six months of 2011 compared to $25.9 million during the first six months of 2010.

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

At June 30, 2011, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on June 30, 2011.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first six months of 2011.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2011, and 2010, provided the following results:

	2011		2010
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$140,692	0.46%	$141,346	0.16%
Base	$140,046		$141,123
Up 200 Basis Points	$136,281	(2.69)%	$137,931	(2.26)%
Year 2
Down 100 Basis Points	$132,057	(5.70)%	$134,350	(4.80)%
Base	$135,590	(3.18)%	$138,978	(1.52)%
Up 200 Basis Points	$137,230	(2.01)%	$141,891	0.54%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $541 thousand at June 30, 2011, and $244 thousand at December 31, 2010, and in both cases were less than 1 percent of total assets.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2011, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the first six months of 2011 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of April 20, 2011, including Loan Commitment Letter dated April 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.2
ISDA Confirmation Letter between Heartland Financial USA, Inc. and Bankers Trust Company dated April 5, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.3
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated April 20, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

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

101
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and Comprehensive Income, and (v) the Notes to Consolidated Financial Statements.

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

Dated: August 9, 2011