Form 10-Q
period 2011-09-30
HEARTLAND FINANCIAL USA INC
filed 2011-11-09
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 7, 2011, the Registrant had outstanding 16,460,088 shares of common stock, $1.00 par value per share.

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

Form 10-Q Signature Page

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2011
	(Unaudited)	December 31, 2010
ASSETS
Cash and due from banks	$79,879	$58,960
Federal funds sold and other short-term investments	1,726	3,612
Cash and cash equivalents	81,605	62,572
Securities:
Trading, at fair value	458	244
Available for sale, at fair value (cost of $1,232,287 at September 30, 2011, and $1,188,807 at December 31, 2010)	1,264,569	1,204,699
Held to maturity, at cost (fair value of $57,545 at September 30, 2011, and $58,610 at December 31, 2010)	58,437	59,621
Loans held for sale	36,529	23,904
Loans and leases receivable:
Held to maturity	2,374,186	2,343,987
Loans covered by loss share agreements	14,766	20,800
Allowance for loan and lease losses	(44,195)	(42,693)
Loans and leases receivable, net	2,344,757	2,322,094
Premises, furniture and equipment, net	110,127	121,012
Other real estate, net	39,188	32,002
Goodwill, net	25,909	25,909
Other intangible assets, net	12,601	13,466
Cash surrender value on life insurance	66,654	62,508
FDIC indemnification asset	992	2,294
Other assets	70,853	69,130
TOTAL ASSETS	$4,112,679	$3,999,455
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$692,893	$580,589
Savings	1,654,417	1,558,998
Time	826,304	894,461
Total deposits	3,173,614	3,034,048
Short-term borrowings	173,199	235,864
Other borrowings	375,976	362,527
Accrued expenses and other liabilities	36,667	35,232
TOTAL LIABILITIES	3,759,456	3,667,671
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 at September 30, 2011, and 102,302 shares at December 31, 2010; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; liquidation value none at September 30, 2011, and $81.7 million at December 31, 2010; authorized 81,698 shares; issued and outstanding none at September 30, 2011, and 81,698 shares at December 31, 2010)	—	78,483
Series C Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million at September 30, 2011, and none at December 31, 2010; authorized, issued and outstanding 81,698 shares at September 30, 2011, and none at December 31, 2010)	81,698	—
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	43,151	44,628
Retained earnings	194,780	184,525
Accumulated other comprehensive income	16,561	8,517
Treasury stock at cost (152,333 shares at September 30, 2011, and 186,616 shares at December 31, 2010)	(2,285)	(3,674)
TOTAL STOCKHOLDERS' EQUITY	350,517	329,091
Noncontrolling interest	2,706	2,693
TOTAL EQUITY	353,223	331,784
TOTAL LIABILITIES AND EQUITY	$4,112,679	$3,999,455

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
INTEREST INCOME:
Interest and fees on loans and leases	$37,393	$38,756	$111,839	$114,354
Interest on securities:
Taxable	6,826	8,225	21,820	26,618
Nontaxable	3,370	3,282	10,452	9,178
Interest on federal funds sold	2	—	3	1
Interest on interest bearing deposits in other financial institutions	—	1	1	13
TOTAL INTEREST INCOME	47,591	50,264	144,115	150,164
INTEREST EXPENSE:
Interest on deposits	7,028	9,033	22,729	29,748
Interest on short-term borrowings	205	305	689	830
Interest on other borrowings	4,123	4,213	12,140	12,380
TOTAL INTEREST EXPENSE	11,356	13,551	35,558	42,958
NET INTEREST INCOME	36,235	36,713	108,557	107,206
Provision for loan and lease losses	7,727	4,799	21,581	23,648
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	28,508	31,914	86,976	83,558
NONINTEREST INCOME:
Service charges and fees	3,657	3,665	10,617	10,363
Loan servicing income	1,081	1,862	3,928	4,909
Trust fees	2,384	2,267	7,519	6,778
Brokerage and insurance commissions	918	739	2,622	2,236
Securities gains, net	2,085	2,158	8,930	4,664
Gain (loss) on trading account securities	(83)	18	214	(198)
Gains on sale of loans	3,183	2,394	5,893	4,275
Valuation adjustment on mortgage servicing rights	—	(1,239)	—	(1,239)
Income on bank owned life insurance	208	396	942	1,003
Other noninterest income	(171)	349	(126)	1,245
TOTAL NONINTEREST INCOME	13,262	12,609	40,539	34,036
NONINTEREST EXPENSES:
Salaries and employee benefits	17,736	15,502	53,402	46,499
Occupancy	2,396	2,287	6,995	6,782
Furniture and equipment	1,392	1,515	4,161	4,561
Professional fees	3,110	2,621	9,182	7,381
FDIC insurance assessments	798	1,331	2,929	4,135
Advertising	1,191	906	3,154	2,772
Intangible assets amortization	141	149	431	445
Goodwill impairment charge	—	1,639	—	1,639
Net loss on repossessed assets	1,409	4,219	5,552	7,919
Other noninterest expenses	3,690	3,277	11,287	9,789
TOTAL NONINTEREST EXPENSES	31,863	33,446	97,093	91,922
INCOME BEFORE INCOME TAXES	9,907	11,077	30,422	25,672
Income taxes	2,549	4,187	8,631	8,382
NET INCOME	7,358	6,890	21,791	17,290
Net income available to noncontrolling interest, net of tax	(20)	30	5	80
NET INCOME ATTRIBUTABLE TO HEARTLAND	7,338	6,920	21,796	17,370
Preferred dividends and discount	(3,947)	(1,336)	(6,619)	(4,008)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$3,391	$5,584	$15,177	$13,362
EARNINGS PER COMMON SHARE - BASIC	$0.21	$0.34	$0.92	$0.82
EARNINGS PER COMMON SHARE - DILUTED	$0.20	$0.34	$0.92	$0.81
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,791	$17,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,712	6,302
Provision for loan and lease losses	21,581	23,648
Net amortization of premium on securities	10,555	4,767
Securities gains, net	(8,930)	(4,664)
(Increase) decrease in trading account securities	(214)	553
Stock based compensation	929	783
Loans originated for sale	(232,173)	(357,416)
Proceeds on sales of loans	250,691	385,428
Net gains on sales of loans	(5,893)	(4,275)
Increase in accrued interest receivable	(488)	(1,523)
Decrease in prepaid expenses	2,368	845
Decrease in accrued interest payable	(1,392)	(1,306)
Goodwill impairment charge	—	1,639
Valuation adjustment on mortgage servicing rights	—	1,239
Other, net	5,386	(489)
NET CASH PROVIDED BY OPERATING ACTIVITIES	69,923	72,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	412,609	304,482
Proceeds from the maturity of and principal paydowns on securities available for sale	224,404	214,932
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,256	1,676
Purchase of securities available for sale	(682,190)	(512,457)
Purchase of securities held to maturity	—	(22,331)
Net increase in loans and leases	(96,939)	(110,561)
Purchase of bank owned life insurance policies	(3,140)	(5,676)
Capital expenditures	(4,634)	(8,553)
Proceeds on sale of OREO and other repossessed assets	16,737	12,779
NET CASH USED BY INVESTING ACTIVITIES	(131,897)	(125,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	207,723	139,845
Net decrease in time deposit accounts	(68,157)	(116,591)
Net (decrease) increase in short-term borrowings	(62,665)	34,184
Proceeds from other borrowings	18,549	518
Repayments of other borrowings	(5,100)	(38,499)
Proceeds from issuance of preferred stock	81,698	—
Redemption of preferred stock	(81,698)	—
Redemption of warrant	(1,800)	—
Purchase of treasury stock	(305)	(201)
Proceeds from issuance of common stock	1,003	848
Excess tax benefits on exercised stock options	85	28
Dividends paid	(8,326)	(7,952)
NET CASH PROVIDED BY FINANCING ACTIVITIES	81,007	12,180
Net increase (decrease) in cash and cash equivalents	19,033	(40,708)
Cash and cash equivalents at beginning of year	62,572	182,410
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,605	$141,702
Supplemental disclosures:
Cash paid for income/franchise taxes	$3,298	$10,296
Cash paid for interest	$36,950	$44,264
Loans transferred to OREO	$27,445	$20,201

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Net income				17,370			(80)	17,290
Unrealized gain (loss) on securities available for sale arising during the period					27,702			27,702
Unrealized gain (loss) on derivatives arising during the period					(7,169)			(7,169)
Reclassification adjustment for net security (gains)/losses realized in net income					(4,664)			(4,664)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					729			729
Income taxes					(6,157)			(6,157)
Comprehensive income								27,731
Sale of noncontrolling interest							32	32
Cumulative preferred dividends accrued and discount accretion	944			(944)				—
Cash dividends declared:
Preferred, $37.50 per share				(3,064)				(3,064)
Common, $0.30 per share				(4,888)				(4,888)
Purchase of 13,789 shares of common stock						(201)		(201)
Issuance of 59,518 shares of common stock			(317)			1,193		876
Commitments to issue common stock			783					783
Balance at September 30, 2010	$78,168	$16,612	$44,750	$180,961	$17,548	$(4,441)	$2,728	$336,326
Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Net income				21,796			(5)	21,791
Unrealized gain (loss) on securities available for sale arising during the period					25,320			25,320
Unrealized gain (loss) on derivatives arising during the period					(3,487)			(3,487)
Reclassification adjustment for net security (gains)/losses realized in net income					(8,930)			(8,930)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					5			5
Income taxes					(4,864)			(4,864)
Comprehensive income								29,835
Sale of noncontrolling interest							18	18
Cumulative preferred dividends accrued and discount accretion	3,215			(3,215)				—
Repurchase of Series B preferred stock and warrant	(81,698)		(1,800)					(83,498)
Issuance of Series C preferred stock	81,698							81,698
Cash dividends declared:
Preferred, $37.50 per share				(3,404)				(3,404)
Common, $0.30 per share				(4,922)				(4,922)
Purchase of 49,298 shares of common stock						(305)		(305)
Issuance of 74,581 shares of common stock			(606)			1,694		1,088
Commitments to issue common stock			929					929
Balance at September 30, 2011	$81,698	$16,612	$43,151	$194,780	$16,561	$(2,285)	$2,706	$353,223

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2011, are not necessarily indicative of the results expected for the year ending December 31, 2011.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2011 and 2010, are shown in the table below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	September 30, 2011	September 30, 2010
Net income attributable to Heartland	$7,338	$6,920
Preferred dividends and discount	(3,947)	(1,336)
Net income available to common stockholders	$3,391	$5,584
Weighted average common shares outstanding for basic earnings per share	16,444	16,377
Assumed incremental common shares issued upon exercise of stock options	141	89
Weighted average common shares for diluted earnings per share	16,585	16,466
Earnings per common share — basic	$0.21	$0.34
Earnings per common share — diluted	$0.20	$0.34
Number of antidilutive stock options excluded from diluted earnings per share computation	522	567

	Nine Months Ended
(Dollars and number of shares in thousands, except per share data)	September 30, 2011	September 30, 2010
Net income attributable to Heartland	$21,796	$17,370
Preferred dividends and discount	(6,619)	(4,008)
Net income available to common stockholders	$15,177	$13,362
Weighted average common shares outstanding for basic earnings per share	16,428	16,364
Assumed incremental common shares issued upon exercise of stock options	141	90
Weighted average common shares for diluted earnings per share	16,569	16,454
Earnings per common share — basic	$0.92	$0.82
Earnings per common share — diluted	$0.92	$0.81
Number of antidilutive stock options excluded from diluted earnings per share computation	522	567

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of September 30, 2011 and 2010, and changes during the nine months ended September 30, 2011 and 2010, follows:

	2011		2010
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	672,721	$20.27	704,471	$20.02
Granted	—	—	—	—
Exercised	(44,375)	9.82	(20,500)	10.68
Forfeited	(39,834)	22.92	(6,750)	22.19
Outstanding at September 30	588,512	$20.88	677,221	$20.28
Options exercisable at September 30	452,495	$20.63	399,987	$18.81

At September 30, 2011, the vested options totaled 452,495 shares with a weighted average exercise price of $20.63 per share and a weighted average remaining contractual life of 3.73 years. The intrinsic value for the vested options as of September 30, 2011, was $207 thousand. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2011, was $193 thousand. The total fair value of shares under stock options and awards that vested during the nine months ended September 30, 2011, was $929 thousand. At September 30, 2011, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 316,344.

No options were granted during the first nine months of 2011 and 2010. Cash received from options exercised for the nine months ended September 30, 2011, was $436 thousand, with a related tax benefit of $85 thousand. Cash received from options exercised for the nine months ended September 30, 2010, was $219 thousand, with a related tax benefit of $28 thousand.

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

Total compensation costs recorded for stock options, RSUs and shares to be issued under the 2006 Employee Stock Purchase Plan were $929 thousand and $783 thousand for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there were $2.7 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options, RSUs and restricted stock awards which is expected to be recognized through 2015.

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

In July 2010, the FASB issued ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, the activity in the allowance for credit losses and recorded investment in financing receivables are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings ("TDRs") is also required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio's risk and performance. Heartland adopted this accounting standard as of December 31, 2010, except for the activity-related disclosures, with no material impact on the results of operations, financial position and liquidity. Heartland adopted the activity-related disclosures during the first quarter of 2011 with no material impact on the results of operations, financial position and liquidity. Heartland adopted the disclosure requirements related to the TDRs effective July 1, 2011, with no material impact on the results of operations, financial position and liquidity. See Note 4 for additional disclosures regarding this accounting standard.

In April 2011, the FASB issued ASU No. 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring," which modifies guidance for identifying restructurings of receivables that constitute a TDR. This accounting standard was subsequently codified into ASC Topic 310. This standard requires retrospective application to all restructurings occurring during 2011, along with disclosure of certain additional information. Heartland adopted this guidance effective July 1, 2011, with no significant impact to the restructurings that are considered TDRs and the related provision for loan losses required for these loans.

In April 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements," which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this accounting standard will be required for Heartland's first quarter 2012 Form 10-Q and is not expected to have a material impact on the results of operations, financial position and liquidity.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance. This accounting standard was subsequently codified into ASC Topic 820. This standard permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met. This standard also increases disclosure surrounding company-determined market prices (Level 3) financial instruments and requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position for which fair values are disclosed. The adoption of this accounting standard will be required for Heartland's first quarter 2012 Form 10-Q, and is not expected to have a material impact on the results of operations, financial position and liquidity.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income," which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. This statement was subsequently codified into ASC Topic 220. The components of comprehensive income will not be changed, nor does the standard affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of this standard will be required for Heartland's first quarter 2012 Form 10-Q, and is not expected to have a material impact on the results of operations, financial position and liquidity.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and other (Topic 350): Testing for Goodwill Impairment," which allows an entity to make an initial qualitative evaluation as to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine if it is necessary to perform the currently required two-step impairment test. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. Heartland anticipates that the adoption of this standard will not have a material impact on the results of operations, financial position and liquidity.

NOTE 2: ACQUISITIONS

On July 9, 2009, through its subsidiary Galena State Bank & Trust Co., Heartland acquired substantially all of the assets of The Elizabeth State Bank in an FDIC assisted transition for which the FDIC provided loss share coverage. The carrying amount of loans covered under these loss share agreements with the FDIC consisted of impaired and nonimpaired purchased loans and are summarized in the following table, in thousands:

	September 30, 2011			December 31, 2010
	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Nonimpaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$2,568	$4,220	$6,788	$4,256	$5,800	$10,056
Residential real estate	—	4,410	4,410	—	5,792	5,792
Agricultural and agricultural real estate	379	1,760	2,139	379	2,344	2,723
Consumer loans	523	906	1,429	690	1,539	2,229
Total Covered Loans	$3,470	$11,296	$14,766	$5,325	$15,475	$20,800

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At September 30, 2011, and December 31, 2010, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at September 30, 2011, and December 31, 2010.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of September 30, 2011, and December 31, 2010, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Securities available for sale:
U.S. government corporations and agencies	$164,039	$5,596	$(233)	$169,402
Mortgage-backed securities	756,652	17,298	(4,754)	769,196
Obligations of states and political subdivisions	261,968	15,597	(866)	276,699
Corporate debt securities	26,261	—	(801)	25,460
Total debt securities	1,208,920	38,491	(6,654)	1,240,757
Equity securities	23,367	445	—	23,812
Total	$1,232,287	$38,936	$(6,654)	$1,264,569

December 31, 2010
Securities available for sale:
U.S. government corporations and agencies	$316,758	$4,392	$(1,143)	$320,007
Mortgage-backed securities	586,796	17,455	(4,211)	600,040
Obligations of states and political subdivisions	244,368	4,235	(4,140)	244,463
Corporate debt securities	16,142	—	(1,168)	14,974
Total debt securities	1,164,064	26,082	(10,662)	1,179,484
Equity securities	24,743	472	—	25,215
Total	$1,188,807	$26,554	$(10,662)	$1,204,699

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2011, and December 31, 2010, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011
Securities held to maturity:
Mortgage-backed securities	$9,307	$119	$(1,179)	$8,247
Obligations of states and political subdivisions	49,130	181	(13)	49,298
Total	$58,437	$300	$(1,192)	$57,545

December 31, 2010
Securities held to maturity:
Mortgage-backed securities	$9,825	$145	$(993)	$8,977
Obligations of states and political subdivisions	49,796	—	(163)	49,633
Total	$59,621	$145	$(1,156)	$58,610

Nearly 82% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2011, and December 31, 2010. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2010, and December 31, 2009, respectively.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
U.S. government corporations and agencies	$50,231	$(233)	$—	$—	$50,231	$(233)
Mortgage-backed securities	168,537	(2,617)	49,460	(2,137)	217,997	(4,754)
Obligations of states and political subdivisions	5,171	(162)	4,094	(704)	9,265	(866)
Corporate debt securities	14,562	(445)	10,897	(356)	25,459	(801)
Total debt securities	238,501	(3,457)	64,451	(3,197)	302,952	(6,654)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$238,501	$(3,457)	$64,451	$(3,197)	$302,952	$(6,654)

December 31, 2010
U.S. government corporations and agencies	$107,583	$(1,143)	$—	$—	$107,583	$(1,143)
Mortgage-backed securities	104,724	(2,765)	11,984	(1,446)	116,708	(4,211)
Obligations of states and political subdivisions	109,387	(3,995)	763	(145)	110,150	(4,140)
Corporate debt securities	14,974	(1,168)	—	—	14,974	(1,168)
Total debt securities	336,668	(9,071)	12,747	(1,591)	349,415	(10,662)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$336,668	$(9,071)	$12,747	$(1,591)	$349,415	$(10,662)

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

NOTE 4: LOANS AND LEASES

Loans and leases as of September 30, 2011, and December 31, 2010, were as follows, in thousands:

	September 30, 2011	December 31, 2010
Loans and leases receivable held to maturity:
Commercial	$561,063	$558,031
Commercial real estate	1,164,523	1,160,962
Residential real estate	179,628	163,726
Agricultural and agricultural real estate	256,857	250,943
Consumer	217,007	214,515
Gross loans receivable held to maturity	2,379,078	2,348,177
Net direct financing leases held to maturity	604	981
Gross loans and leases receivable held to maturity	2,379,682	2,349,158
Unearned discount	(2,466)	(2,581)
Deferred loan fees	(3,030)	(2,590)
Total net loans and leases receivable held to maturity	2,374,186	2,343,987
Loans covered under loss share agreements:
Commercial and commercial real estate	6,788	10,056
Residential real estate	4,410	5,792
Agricultural and agricultural real estate	2,139	2,723
Consumer	1,429	2,229
Total loans covered under loss share agreements	14,766	20,800
Allowance for loan and lease losses	(44,195)	(42,693)
Loans and leases receivable, net	$2,344,757	$2,322,094

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

Under Heartland’s credit policies, all nonaccrual and troubled debt restructured loans meeting the criteria of a troubled debt restructuring are defined as impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The following table shows the balance in the allowance for loan and lease losses at September 30, 2011, and December 31, 2010, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2011.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
September 30, 2011
Commercial	$1,724	$8,105	$9,829	$8,670	$552,393	$561,063
Commercial real estate	10,244	12,575	22,819	87,812	1,076,711	1,164,523
Agricultural and agricultural real estate	5	1,688	1,693	19,440	237,417	256,857
Residential real estate	493	2,261	2,754	6,041	173,587	179,628
Consumer	1,612	5,482	7,094	4,381	212,626	217,007
Lease financing	—	6	6	—	604	604
Unallocated	—	—	—	—	—	—
Total	$14,078	$30,117	$44,195	$126,344	$2,253,338	$2,379,682

December 31, 2010
Commercial	$2,837	$7,688	$10,525	$16,598	$541,433	$558,031
Commercial real estate	7,127	13,189	20,316	105,341	1,055,621	1,160,962
Agricultural and agricultural real estate	512	1,635	2,147	16,255	234,688	250,943
Residential real estate	659	1,722	2,381	5,450	158,276	163,726
Consumer	1,026	5,289	6,315	3,540	210,975	214,515
Lease financing	—	9	9	—	981	981
Unallocated	—	1,000	1,000	—	—	—
Total	$12,161	$30,532	$42,693	$147,184	$2,201,974	$2,349,158

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at September 30, 2011, and December 31, 2010, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
Nonaccrual loans	$60,088	$77,875
Nonaccrual troubled debt restructured loans	12,541	12,637
Total nonaccrual loans	$72,629	$90,512
Accruing loans past due 90 days or more	—	85
Performing troubled debt restructured loans	$24,853	$23,719

Heartland had $37.4 million of troubled debt restructured loans at September 30, 2011, of which $12.5 million were classified as nonaccrual and $24.9 million were accruing according to the restructured terms. Heartland had $36.4 million of troubled debt restructured loans at December 31, 2010, of which $12.7 million were classified as nonaccrual and $23.7 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the three and nine months ended September 30, 2011:

(Dollars in thousands)	Three Months Ended Sept. 30, 2011			Nine Months Ended Sept. 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	1	$298	$298	4	$424	$424
Commercial real estate	—	—	—	21	13,383	13,383
Total commercial and commercial real estate	1	298	298	25	13,807	13,807
Residential real estate	4	342	342	8	1,165	1,165
Agricultural and agricultural real estate	7	3,014	3,014	7	3,014	3,014
Consumer	1	41	41	1	41	41
Total	13	$3,695	$3,695	41	$18,027	$18,027

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following table provides information on troubled debt restructured loans for which there was a payment default during the three and nine months ended September 30, 2011, that had been modified during the 12-month period prior to the default:

(Dollars in thousands)	With Payment Defaults During the Following Periods
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	1	6,605	1	6,605
Total commercial and commercial real estate	1	6,605	1	6,605
Residential real estate	—	—	3	295
Agricultural and agricultural real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$6,605	4	$6,900

The following table presents nonaccrual loans not covered by loss share agreements at September 30, 2011, and December 31, 2010, in thousands:

	September 30, 2011	December 31, 2010
Commercial	$1,808	$9,114
Commercial real estate	58,307	65,534
Total commercial and commercial real estate	60,115	74,648
Residential real estate	5,974	9,510
Agricultural and agricultural real estate	1,957	1,670
Consumer	4,583	4,684
Total nonaccrual loans held to maturity	$72,629	$90,512

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of September 30, 2011, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at September 30, 2011, and December 31, 2010, in thousands:

	Pass	Nonpass	Total
September 30, 2011
Commercial	$509,323	$51,740	$561,063
Commercial real estate	964,964	199,559	1,164,523
Total commercial and commercial real estate	1,474,287	251,299	1,725,586
Residential real estate	163,138	16,490	179,628
Agricultural and agricultural real estate	215,797	41,060	256,857
Consumer	207,244	9,763	217,007
Lease financing	604	—	604
Total gross loans and leases receivable held to maturity	$2,061,070	$318,612	$2,379,682

December 31, 2010
Commercial	$504,207	$53,824	$558,031
Commercial real estate	912,897	248,065	1,160,962
Total commercial and commercial real estate	1,417,104	301,889	1,718,993
Residential real estate	146,392	17,334	163,726
Agricultural and agricultural real estate	220,096	30,847	250,943
Consumer	202,533	11,982	214,515
Lease financing	981	—	981
Total gross loans and leases receivable held to maturity	$1,987,106	$362,052	$2,349,158

The nonpass category in the table above is comprised of approximately 41% special mention and 59% substandard as of September 30, 2011. The percent of nonpass loans on nonaccrual status as of September 30, 2011, was 23%. As of December 31, 2010, the nonpass category in the table above was comprised of approximately 37% special mention and 63% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2010, was 25%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at September 30, 2011, and December 31, 2010, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
September 30, 2011
Commercial	$1,097	$54	$—	$1,151	$558,104	$1,808	$561,063
Commercial real estate	5,107	1,253	—	6,360	1,099,856	58,307	1,164,523
Total commercial and commercial real estate	6,204	1,307	—	7,511	1,657,960	60,115	1,725,586
Residential real estate	1,204	—	—	1,204	172,450	5,974	179,628
Agricultural and agricultural real estate	169	655	—	824	254,076	1,957	256,857
Consumer	2,046	1,256	—	3,302	209,122	4,583	217,007
Lease financing	—	—	—	—	604	—	604
Total gross loans and leases receivable held to maturity	$9,623	$3,218	$—	$12,841	$2,294,212	$72,629	$2,379,682

December 31, 2010
Commercial	$895	$282	$—	$1,177	$547,740	$9,114	$558,031
Commercial real estate	5,328	2,940	85	8,353	1,087,075	65,534	1,160,962
Total commercial and commercial real estate	6,223	3,222	85	9,530	1,634,815	74,648	1,718,993
Residential real estate	2,482	—	—	2,482	151,734	9,510	163,726
Agricultural and agricultural real estate	283	292	—	575	248,698	1,670	250,943
Consumer	2,369	628	—	2,997	206,834	4,684	214,515
Lease financing	—	—	—	—	981	—	981
Total gross loans and leases receivable held to maturity	$11,357	$4,142	$85	$15,584	$2,243,062	$90,512	$2,349,158

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following table presents data on impaired loans not covered by loss share agreements as of September 30, 2011, and December 31, 2010, in thousands:

	September 30, 2011	December 31, 2010
Impaired loans for which a valuation allowance has been provided	$47,933	$58,975
Impaired loans for which no valuation allowance has been provided	78,411	88,209
Total loans determined to be impaired	$126,344	$147,184
Allowance for loan losses related to impaired loans	$14,078	$12,161

The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at September 30, 2011, and December 31, 2010, the outstanding loan balance recorded on the consolidated balance sheet at September 30, 2011, and December 31, 2010, any related allowance recorded for those loans as of September 30, 2011, and December 31, 2010, the average outstanding loan balance recorded on the balance sheet during the nine months ended September 30, 2011, and year ended December 31, 2010, and the interest income recognized on the impaired loans during the nine months ended September 30, 2011, and year ended December 31, 2010, in thousands:

September 30, 2011	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$7,783	$7,745	$1,724	$9,838	$281
Commercial real estate	35,623	34,862	10,244	34,267	706
Total commercial and commercial real estate	43,406	42,607	11,968	44,105	987
Residential real estate	1,999	1,999	493	1,883	41
Agricultural and agricultural real estate	10	1	5	3,630	—
Consumer	3,326	3,326	1,612	2,524	31
Total loans held to maturity	$48,741	$47,933	$14,078	$52,142	$1,059
Impaired loans without a related allowance
Commercial	$1,436	$925	$—	$2,635	$3
Commercial real estate	73,748	52,950	—	55,260	396
Total commercial and commercial real estate	75,184	53,875	—	57,895	399
Residential real estate	4,564	4,042	—	4,330	38
Agricultural and agricultural real estate	19,555	19,439	—	13,119	629
Consumer	1,363	1,055	—	1,483	2
Total loans held to maturity	$100,666	$78,411	$—	$76,827	$1,068
Total impaired loans held to maturity
Commercial	$9,219	$8,670	$1,724	$12,473	$284
Commercial real estate	109,371	87,812	10,244	89,527	1,102
Total commercial and commercial real estate	118,590	96,482	11,968	102,000	1,386
Residential real estate	6,563	6,041	493	6,213	80
Agricultural and agricultural real estate	19,565	19,440	5	16,749	629
Consumer	4,689	4,381	1,612	4,007	33
Total impaired loans held to maturity	$149,407	$126,344	$14,078	$128,969	$2,128

December 31, 2010	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$14,936	$14,936	$2,837	$15,471	$481
Commercial real estate	35,365	35,282	7,127	36,545	1,394
Total commercial and commercial real estate	50,301	50,218	9,964	52,016	1,875
Residential real estate	2,577	2,415	659	1,390	7
Agricultural and agricultural real estate	3,911	3,911	512	3,707	181
Consumer	2,445	2,431	1,026	1,740	70
Total loans held to maturity	$59,234	$58,975	$12,161	$58,853	$2,133
Impaired loans without a related allowance
Commercial	$4,378	$1,662	$—	$1,722	$1
Commercial real estate	92,979	70,059	—	72,567	1,026
Total commercial and commercial real estate	97,357	71,721	—	74,289	1,027
Residential real estate	3,515	3,035	—	1,748	47
Agricultural and agricultural real estate	12,401	12,344	—	11,701	391
Consumer	1,458	1,109	—	793	2
Total loans held to maturity	$114,731	$88,209	$—	$88,531	$1,467
Total impaired loans held to maturity
Commercial	$19,314	$16,598	$2,837	$17,193	$482
Commercial real estate	128,344	105,341	7,127	109,112	2,420
Total commercial and commercial real estate	147,658	121,939	9,964	126,305	2,902
Residential real estate	6,092	5,450	659	3,138	54
Agricultural and agricultural real estate	16,312	16,255	512	15,408	572
Consumer	3,903	3,540	1,026	2,533	72
Total impaired loans held to maturity	$173,965	$147,184	$12,161	$147,384	$3,600

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2011, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at June 30, 2011	$10,097	$19,362	$1,982	$2,508	$6,646	$7	$—	$40,602
Charge-offs	(487)	(4,038)	—	(248)	(1,380)	—	—	(6,153)
Recoveries	581	1,213	—	12	213	—	—	2,019
Provision	(362)	6,282	(289)	482	1,615	(1)	—	7,727
Balance at September 30, 2011	$9,829	$22,819	$1,693	$2,754	$7,094	$6	$—	$44,195

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2010	$10,525	$20,316	$2,147	$2,381	$6,315	$9	$1,000	$42,693
Charge-offs	(2,491)	(16,622)	(167)	(1,477)	(3,602)	—	—	(24,359)
Recoveries	974	2,742	—	37	527	—	—	4,280
Provision	821	16,383	(287)	1,813	3,854	(3)	(1,000)	21,581
Balance at September 30, 2011	$9,829	$22,819	$1,693	$2,754	$7,094	$6	$—	$44,195

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $25.9 million at September 30, 2011, and December 31, 2010. The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2011, and December 31, 2010, are presented in the table below, in thousands:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$9,957	$8,700	$9,957	$8,345
Mortgage servicing rights	16,456	5,680	15,297	4,087
Customer relationship intangible	1,177	609	1,177	533
Total	$27,590	$14,989	$26,431	$12,965
Unamortized intangible assets		$12,601		$13,466

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2011. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. There was no valuation allowance on mortgage servicing rights at September 30, 2011, or December 31, 2010. The fair value of Heartland's mortgage servicing rights was estimated at $12.0 million and $12.3 million at September 30, 2011, and December 31, 2010, respectively.

The following table shows the estimated future amortization expense for amortized intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ending December 31, 2011	$115	$1,273	$23	$1,411
Year ending December 31,
2012	441	3,801	55	4,297
2013	423	2,851	45	3,319
2014	184	1,901	43	2,128
2015	15	950	42	1,007
2016	14	—	41	55
Thereafter	65	—	319	384

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2011	2010
Balance at January 1	$11,210	$9,533
Originations	2,341	3,444
Amortization	(2,775)	(2,630)
Valuation adjustment	$—	$(1,239)
Balance at September 30	$10,776	$9,108

NOTE 7: BORROWINGS

On March 11, 2011, Heartland issued an additional $3.0 million of its senior notes to one additional accredited investor. The total senior notes outstanding was $27.5 million as of September 30, 2011, and $24.5 million as of December 31, 2010. Prior to April 2011, Heartland maintained credit lines with two unaffiliated banks, one of which provided borrowing authority for $15.0 million and one of which provided borrowing authority for $5.0 million. On April 20, 2011, Heartland entered into a debt arrangement with one of these banks to convert the $15.0 million revolving line of credit into a $15.0 million amortizing term loan with a maturity date of April 20, 2016, and to add $5.0 million in borrowing capacity in the form of a revolving line of credit with a maturity date of April 20, 2013. At the same time, Heartland entered into an interest rate swap transaction, designated as a cash flow hedge, with the bank to fix the rate on the term loan at 5.14 percent for the full 5-year term. Accordingly, after this debt arrangement, Heartland continues to have credit lines with two unaffiliated banks, both with revolving borrowing capacity of $5.0 million, and one with an additional $15.0 million amortizing term loan. At September 30, 2011, Heartland had no outstanding balance on either credit line.

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

On occasion, Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors and collars. Heartland’s objectives in using derivatives are to add stability to its net interest margin and to manage its exposure to movements in interest rates.

Heartland executed an interest rate swap transaction on April 5, 2011, with an effective date of April 20, 2011, and an expiration date of April 20, 2016, to effectively convert $15.0 million of its newly issued variable rate amortizing debt to fixed rate debt. For accounting purposes, this swap transaction is designated as a cash flow hedge of the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of Heartland's debt principal equal to the then-outstanding swap notional amount. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swap. Under this contract, Heartland will pay a fixed interest rate of 5.14% and receive a variable rate equal to one-month LIBOR plus 2.75% based upon $14.5 million of indebtedness. Payments under this interest rate swap contract are made monthly. The fair value of this swap transaction was recorded as a liability of $733 thousand at September 30, 2011.

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

The first transaction executed on January 15, 2008, was a fifty-five month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 15, 2008, and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2011, and December 31, 2010, the fair market value of this cap transaction was recorded as an asset of $0 and $5 thousand, respectively. Upon the execution of the second swap transaction discussed below, hedge accounting was discontinued and this cap transaction was converted to an economic hedge. During the first nine months of 2011 and 2010, the mark to market adjustment on this cap transaction was recorded as a loss of $5 thousand and $73 thousand, respectively.

The second transaction executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million to reduce the potentially negative impact an upward movement in interest rates would have on its net interest income. The cap has an effective date of January 7, 2009, and a maturity date of April 7, 2011. Should 3-month LIBOR exceed 5.5% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating-rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. As of September 30, 2011, and December 31, 2010, this cap transaction had no fair market value. Upon the execution of the third swap transaction discussed below, hedge accounting was discontinued and this cap transaction was converted to an economic hedge. During the first nine months of 2011, there was no mark to market adjustment for this cap transaction. During the nine months of 2010, the mark to market adjustment for this cap transaction was recorded as a loss of $3 thousand.

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

The first swap transaction was executed on January 28, 2009, on a notional amount of $25.0 million with an effective date of March 17, 2010, and an expiration date of March 17, 2014. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 2.58% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $1.2 million at September 30, 2011, and as a liability of $972 thousand at December 31, 2010.

The second swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of January 7, 2010, and an expiration date of January 7, 2020. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.35% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $2.4 million at September 30, 2011, and a liability of $333 thousand at December 31, 2010.

The third swap transaction was executed on February 4, 2009, on a notional amount of $20.0 million with an effective date of March 1, 2010, and an expiration date of March 1, 2017. Under this interest rate swap contract, Heartland will pay a fixed interest rate of 3.22% and receive a variable interest rate equal to 3-month LIBOR. The fair value of this swap transaction was recorded as a liability of $2.0 million at September 30, 2011, and as a liability of $823 thousand at December 31, 2010.

For the collar, cap and swap transactions described above, the effective portion of changes in the fair values of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (interest income on loans or interest expense on borrowings) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedging relationship, if any, is recorded as a gain or loss in earnings as part of noninterest income. Heartland uses the “Hypothetical Derivative Method” described in ASC 815-20-25, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge,” for its quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. All components of the derivative instruments' change in fair value were included in the assessment of hedge effectiveness. Except as discussed below, no ineffectiveness was recognized for the cash flow hedge transactions for the nine months ended September 30, 2011 and 2010.

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

A portion of the September 19, 2005, collar transaction did not meet the retrospective hedge effectiveness test at March 31, 2008. Accordingly, hedge accounting ceased as of the last day the hedging relationship was highly effective. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Dubuque Bank and Trust Company's prime-based loans. The failure of this hedge relationship was caused by paydowns, which reduced the designated loan pool from $14.3 million to $9.6 million. During the first nine months of 2010, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $293 thousand.

A portion of the September 19, 2005, collar transaction also did not meet the retrospective hedge effectiveness test at June 30, 2007. Accordingly, hedge accounting ceased as of the last day the hedging relationship was highly effective. The failure was on a portion of the $50.0 million notional amount. That portion, $14.3 million, was designated as a cash flow hedge of the overall changes in the cash flows above and below the collar strike rates associated with interest payments on certain of Rocky Mountain Bank's prime-based loans. The failure of this hedge relationship was caused by the sale of its Broadus branch, which reduced the designated loan pool from $14.3 million to $7.5 million. On August 17, 2007, the $14.3 million portion of the September 19, 2005, collar transaction was redesignated and met the requirements for hedge accounting treatment. The fair value of this portion of the collar transaction was zero on the redesignation date. The redesignated collar transaction did not meet the retrospective hedge effectiveness test at December 31, 2008. Accordingly, hedge accounting ceased as of the last day the hedging relationship was highly effective. The failure of the redesignated hedge was caused by paydowns, which reduced the redesignated loan pool from $14.3 million to $10.4 million. During the first nine months of 2010, the mark to market adjustment on this portion of the collar transaction was recorded as a loss of $290 thousand.

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

Net unrealized losses on derivatives designated as cash flow hedges arising during the first nine months of 2011 and separately disclosed in the statement of changes in stockholders' equity totaled $3.5 million, before income taxes of $1.3 million. Net unrealized losses on derivatives designated as cash flow hedges arising during the first nine months of 2010 and separately disclosed in the statement of changes in shareholders' equity totaled $7.2 million, before income taxes of $2.7 million.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received or made on Heartland's variable-rate assets and liabilities. For the nine months ended September 30, 2011, the change in net unrealized losses on cash flow hedges reflects cash payments and reclassification from accumulated other comprehensive income to interest income or interest expense totaling $1.4 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest income or interest expense will total $1.8 million.

Cash payments received on the collar transactions totaled $695 thousand during the first nine months of 2010.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan.” Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At September 30, 2011, all impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, and December 31, 2010, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2011
Trading securities	$458	$458	$—	$—
Securities available for sale	1,264,569	169,402	1,091,601	3,566
Total assets at fair value	$1,265,027	$169,860	$1,091,601	$3,566
Derivative liabilities	$5,609	$—	$5,609	$—
Total liabilities at fair value	$5,609	$—	$5,609	$—

December 31, 2010
Trading securities	$244	$244	$—	$—
Securities available for sale	1,204,699	320,008	880,015	4,676
Total assets at fair value	$1,204,943	$320,252	$880,015	$4,676
Derivative liabilities	$2,122	$—	$2,122	$—
Total liabilities at fair value	$2,122	$—	$2,122	$—

There were no transfers between Levels 1, 2 or 3 during the nine-month period ended September 30, 2011, or the year ended December 31, 2010.

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

	For the Nine Months	For the Year
	Ended	Ended
	September 30, 2011	December 31, 2010
	Fair Value	Fair Value
Balance at January 1,	$4,676	$1,535
Redemptions	(1,397)	(45)
Market value appreciation	287	3,186
Balance at period end,	$3,566	$4,676

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Carrying Value at				Nine Months Ended
	September 30, 2011				September 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$78,386	$—	$—	$78,386	$19,280
OREO	39,188	—	—	39,188	3,824

(Dollars in thousands)	Carrying Value at				Year Ended
	December 31, 2010				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$110,422	$—	$—	$110,422	$27,492
OREO	32,002	—	—	32,002	11,711

The table below is a summary of the estimated fair value of Heartland's financial instruments as of September 30, 2011, and December 31, 2010, as defined by ASC 825, in thousands. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$81,605	$81,605	$62,572	$62,572
Trading securities	458	458	244	244
Securities available for sale	1,264,569	1,264,569	1,204,699	1,204,699
Securities held to maturity	58,437	57,545	59,621	58,610
Loans and leases, net of unearned	2,425,481	2,411,197	2,388,691	2,394,837
Financial Liabilities:
Demand deposits	$692,893	$692,893	$580,589	$580,589
Savings deposits	1,654,417	1,654,417	1,558,998	1,558,998
Time deposits	826,304	826,304	894,461	894,461
Short-term borrowings	173,199	173,199	235,864	235,864
Other borrowings	375,976	362,923	362,527	347,749
Derivatives	5,609	5,609	2,122	2,122

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

NOTE 10: CAPITAL ISSUANCE AND REDEMPTION

On September 15, 2011, Heartland entered into a Securities Purchase Agreement ("Purchase Agreement") with the Secretary of the Treasury ("Treasury"), pursuant to which Heartland issued and sold to Treasury 81,698 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C ("Series C Preferred Stock"), having a liquidation preference of $1,000 per share ("Liquidation Amount"), for aggregate proceeds of $81.7 million. The issuance was made pursuant to the Small Business Lending Fund ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

The Series C Preferred Stock qualifies as Tier 1 capital for Heartland. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of Qualified Small Business Lending or “QSBL” (as defined in the Purchase Agreement). Based upon Heartland's level of QSBL compared to the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, has been set at 5%. For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in Heartland's level of QSBL. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the increase in QSBL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The Series C Preferred Stock is non-voting, except in limited circumstances. In the event that Heartland misses five dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on Heartland's Board of Directors. In the event that Heartland misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate Liquidation Amount of the Series C Preferred Stock is at least $25.0 million, then the holder of the Series C Preferred Stock will have the right to designate two directors to the Board of Directors of Heartland. Heartland may redeem the shares of Series C Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per share amount of any unpaid dividends for the then-current period, subject to any required prior approval by Heartland's primary federal banking regulator.

The terms of the Series C Preferred Stock impose limits on Heartland's ability to pay dividends on and repurchase shares of its common stock and other securities. In general, Heartland may declare and pay dividends on its common stock or any other stock junior to the Series C Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares Heartland's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital (as defined and set forth in the Certificate of Designation), excluding any subsequent net charge-offs and any redemption of the Series C Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the 2nd anniversary and ending on the 10th anniversary of issuance of the Series C Preferred Stock, by 10% for each one percent increase in Heartland's QSBL over the baseline level. If, however Heartland fails to declare and pay dividends on the Series C Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment Heartland may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the Series C Preferred Stock, except in very limited circumstances. If any Series C Preferred Stock remains outstanding on the 10th anniversary of issuance, Heartland may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

On September 15, 2011, Heartland entered into a letter agreement (“Repurchase Document”) with Treasury, pursuant to which, Heartland redeemed from Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 81,698 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"), for a redemption price of $82.0 million, including accrued but unpaid dividends to the date of redemption. As a result of its redemption of the Series B Preferred Stock, Heartland is no longer subject to the limits provided for under the TARP Capital Purchase Program with respect to future executive compensation decisions and other matters. When the Series B Preferred Stock was issued, $6.3 million of the $81.7 million purchase price was assigned to the associated warrant and the remaining $75.4 million was assigned to the carrying value of the Series B Preferred Stock. The $6.3 million discount was being amortized over five years, the anticipated life of the Series B Preferred Stock. Upon redemption of the Series B Preferred Stock, $2.6 million of the remaining unamortized discount was recognized.

On September 28, 2011, Heartland repurchased from Treasury a warrant to purchase 609,687 shares of Heartland common stock, $1.00 par value per share, at an exercise price of $20.10 per share (“Warrant”), issued to Treasury on December 19, 2008, in connection with participation in the TARP Capital Purchase Program. Heartland paid an aggregate purchase price of $1.8 million for the repurchase of the Warrant, which has been cancelled.

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

Net income was $7.4 million for the quarter ended September 30, 2011, compared to $6.9 million for the third quarter of 2010, an increase of $468 thousand or 7 percent. Net income available to common stockholders was $3.4 million, or $0.20 per diluted common share, for the quarter ended September 30, 2011, compared to $5.6 million, or $0.34 per diluted common share, for the third quarter of 2010. Return on average common equity was 4.97 percent and return on average assets was 0.33 percent for the third quarter of 2011, compared to 8.76 percent and 0.55 percent, respectively, for the same quarter in 2010.

Net income for the third quarter of 2011 remained higher than net income for the third quarter of 2010 despite a $2.9 million or 61 percent increase in provision for loan losses, which resulted primarily from weaknesses recently identified in one significant loan relationship. Earnings for the third quarter of 2011 in comparison to the third quarter of 2010 were positively affected by increased gains on sale of loans, decreased losses on repossessed assets and a smaller provision for income taxes. Net income available to common stockholders decreased significantly during the third quarter of 2011 primarily due to the recognition of $2.6 million in remaining unamortized discount on preferred stock. On September 15, 2011, Heartland joined the Small Business Lending Fund ("SBLF"). Simultaneous with receipt of the SBLF funds, Heartland redeemed the $81.7 million of preferred stock issued to the U.S. Treasury in December 2008 under the Capital Purchase Program, a part of the Troubled Asset Relief Program ("TARP"). Exclusive of this one-time event, net income available to common stockholders for the third quarter of 2011 would have been $6.0 million or $0.36 per diluted common share. Heartland's net interest margin was 4.14 percent for the quarter ended September 30, 2011, compared to 4.18 percent for the quarter ended September 30, 2010.

Net income recorded for the first nine months of 2011 was $21.8 million, compared to $17.3 million recorded during the first nine months of 2010, an increase of $4.5 million or 26 percent. Net income available to common stockholders was $15.2 million, or $0.92 per diluted common share, for the nine months ended September 30, 2011, compared to $13.4 million, or $0.81 per diluted common share, earned during the first nine months of 2010. Return on average common equity was 7.77 percent and return on average assets was 0.50 percent for the first nine months of 2011, compared to 7.32 percent and 0.45 percent, respectively, for the same period in 2010.

Earnings for the first nine months of 2011 compared to the first nine months of 2010 were positively affected by increased securities gains, gains on sale of loans and net interest income, combined with reductions in net losses on repossessed assets, FDIC insurance assessments and provision for loan and lease losses. The effect of these improvements was partially offset by increases in salaries and employee benefits, professional fees and other noninterest expenses. Heartland's net interest margin was 4.18 percent for the nine months ended September 30, 2011, compared to 4.14 percent for the nine months ended September 30, 2010.

At September 30, 2011, total assets were $4.11 billion, an increase of $113.2 million or 3 percent, over total assets of $4.00 billion at December 31, 2010. Securities represented 32 percent of total assets at both September 30, 2011, and December 31, 2010.

Total loans and leases, exclusive of those covered by loss share agreements, were $2.37 billion at September 30, 2011, compared to $2.34 billion at year-end 2010, an increase of $30.2 million or 2 percent annualized. Commercial and commercial real estate loans increased $6.6 million or 1 percent annualized since year-end 2010. Residential mortgage loans increased $15.9 million or 13 percent annualized since year-end 2010. Agricultural and agricultural real estate loans increased $5.9 million or 3 percent annualized since year-end 2010. Consumer loans increased $2.5 million or 1 percent annualized since year-end 2010.

Total deposits were $3.17 billion at September 30, 2011, compared to $3.03 billion at year-end 2010, an increase of $139.6 million or 6 percent annualized. The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to no cost demand deposits during the third quarter of 2011, as demand deposits increased $112.3 million or 26 percent annualized since year-end 2010. The increase in demand deposits was effectively matched with a corresponding decrease in time deposits. The result is an improving mix of total deposits, with demand deposits representing 22 percent, savings representing 52 percent and time deposits representing 26 percent.

On June 10, 2011, Heartland completed the charter consolidation of its First Community Bank subsidiary located in Keokuk, Iowa, with its flagship subsidiary bank, Dubuque Bank and Trust Company, located in Dubuque, Iowa. Through this charter consolidation, Heartland hopes to realize efficiencies in operating costs, audit fees, regulatory examinations and insurance premiums.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.14 percent during the third quarter of 2011 compared to 4.18 percent for the third quarter of 2010. For the nine-month periods ended September 30, net interest margin was 4.18 percent during 2011 and 4.14 percent during 2010. The continuation of a net interest margin above 4.00 percent has been a direct result of Heartland's price discipline, the effect of which would have been more significant had it not been for the amount of foregone interest on nonaccrual loans not covered by loss share agreements, which had balances of $72.6 million or 3.06 percent of total loans and leases at September 30, 2011, and $85.2 million or 3.61 percent of total loans and leases at September 30, 2010. Heartland's net interest margin has been relatively stable throughout 2011 with a slight decline during the third quarter from 4.23 percent realized during the second quarter and 4.19 percent realized during the first quarter. Because deposit rates have been set at close to the bottom of their manageable range, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are presently impacted by competition for new loans, management anticipates that it will be increasingly difficult to maintain net interest margin above 4.00 percent during the coming year.

Net interest income on a tax-equivalent basis totaled $37.8 million during the third quarter of 2011, a decrease of $194 thousand or 1 percent from $38.0 million recorded during the third quarter of 2010. For the first nine months of 2011, net interest income on a tax-equivalent basis was $112.8 million, an increase of $1.9 million or 2 percent from $110.9 million recorded during the first nine months of 2010.

On a tax-equivalent basis, interest income in the third quarter of 2011 was $49.1 million compared to $51.5 million in the third quarter of 2010, a decrease of $2.4 million or 5 percent. The $21.6 million or 1 percent growth in average earning assets during the third quarter of 2011 compared to the same period in 2010 was not enough to compensate for the decrease in the average interest rate earned on these assets which was 5.38 percent during the third quarter of 2011 compared to 5.67 percent during the third quarter of 2010. A majority of the reduction in the average interest rate earned was in the securities portfolio which earned 3.56 percent during the third quarter of 2011 compared to 4.05 percent during the third quarter of 2010. Additionally, average total securities as a percent of total earning assets was 35 percent for the third quarter of 2011 compared to 34 percent during the third quarter of 2010. For the first nine months of 2011, interest income on a tax-equivalent basis was $148.4 million compared to $153.8 million during the same period in 2010, a decrease of $5.4 million or 4 percent. The $25.7 million or 1 percent growth in average earning assets during the first nine months of 2011 compared to the same period in 2010 was offset by the impact of a decrease in the average interest rate earned on these assets which was 5.50 percent during the first nine months of 2011 compared to 5.74 percent during the first nine months of 2010, primarily due to the decrease in the average interest rate earned on total securities which was 3.79 percent in 2011 compared to 4.28 percent in 2010.

Interest expense for the third quarter of 2011 was $11.4 million, a decrease of $2.2 million or 16 percent from $13.6 million in the third quarter of 2010. On a nine-month comparative basis, interest expense decreased $7.4 million or 17 percent. Average interest bearing liabilities decreased $81.9 million or 3 percent for the quarter ended September 30, 2011, as compared to the same quarter in 2010. For the nine months ended September 30, 2011, average interest bearing liabilities decreased $128.1 million or 4 percent as compared to the first nine months of 2010. These decreases resulted primarily from an outflow of higher cost certificates of deposit and a reduction in other borrowings. The average interest rates paid on Heartland's interest bearing deposits and borrowings declined 24 basis points to 1.50 percent in the third quarter of 2011 from 1.74 percent in the third quarter of 2010. On a nine-month comparative basis, the average interest rate paid on Heartland's deposits and borrowings declined 25 basis points to 1.58 percent in 2011 from 1.83 percent in 2010. The amount of certificates of deposit maturing over the next six months is $253.2 million, or 31 percent of total certificates of deposit, at a weighted average interest rate of 1.36 percent. For the next twelve months, the amount of certificates of deposit maturing is $385.4 million, or 47 percent of total certificates of deposit, at a weighted average interest rate of 1.46 percent. The weighted average interest rate for the renewal term on certificates of deposit maturing during the month of September 2011 was 0.53 percent. Additionally, Heartland believes that the rates currently paid on its non-maturity deposits are effectively approaching a floor and that it will have less flexibility to pay lower rates on these deposits in the future.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40 percent of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate. Since a large portion of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 8 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the quarters ended September 30, 2011 and 2010 (Dollars in thousands)
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$971,156	$6,826	2.79%	$945,261	$8,225	3.45%
Nontaxable(1)	293,585	4,525	6.11	274,819	4,228	6.10
Total securities	1,264,741	11,351	3.56	1,220,080	12,453	4.05
Interest bearing deposits	1,896	2	0.42	3,584	1	0.11
Federal funds sold	217	—	—	960	—	—
Loans and leases:
Commercial and commercial real estate(1)	1,727,100	24,980	5.74	1,733,120	26,195	6.00
Residential mortgage	195,847	2,649	5.37	209,400	2,777	5.26
Agricultural and agricultural real estate(1)	257,934	3,821	5.88	261,640	4,022	6.10
Consumer	217,534	5,325	9.71	221,661	5,051	9.04
Direct financing leases, net	632	8	5.02	1,320	19	5.71
Fees on loans	—	1,009		—	1,016	—
Less: allowance for loan and lease losses	(41,342)	—	—	(48,812)	—	—
Net loans and leases	2,357,705	37,792	6.36	2,378,329	39,080	6.52
Total earning assets	3,624,559	$49,145	5.38%	3,602,953	$51,534	5.67%
NONEARNING ASSETS	438,768			409,154
TOTAL ASSETS	$4,063,327			$4,012,107
INTEREST BEARING LIABILITIES
Savings	$1,588,958	$2,165	0.54%	$1,546,129	$3,041	0.78%
Time, $100,000 and over	269,069	1,436	2.12	282,587	1,808	2.54
Other time deposits	585,589	3,427	2.32	637,516	4,184	2.60
Short-term borrowings	181,794	205	0.45	195,298	305	0.62
Other borrowings	377,458	4,123	4.33	423,212	4,213	3.95
Total interest bearing liabilities	3,002,868	11,356	1.50%	3,084,742	13,551	1.74%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	667,362			552,696
Accrued interest and other liabilities	40,094			41,323
Total noninterest bearing liabilities	707,456			594,019
STOCKHOLDERS' EQUITY	353,003			333,346
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,063,327			$4,012,107
Net interest income(1)		$37,789			$37,983
Net interest spread(1)			3.88%			3.93%
Net interest income to total earning assets(1)			4.14%			4.18%
Interest bearing liabilities to earning assets	82.85%			85.62%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the nine months ended September 30, 2011 and 2010 (Dollars in thousands)
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$949,952	$21,820	3.07%	$950,772	$26,618	3.74%
Nontaxable(1)	297,141	13,519	6.08	256,544	12,033	6.27
Total securities	1,247,093	35,339	3.79	1,207,316	38,651	4.28
Interest bearing deposits	3,559	3	0.11	3,662	13	0.47
Federal funds sold	551	1	0.24	642	1	0.21
Loans and leases:
Commercial and commercial real estate(1)	1,736,296	75,159	5.79	1,726,399	76,853	5.95
Residential mortgage	189,310	7,542	5.33	201,410	7,994	5.31
Agricultural and agricultural real estate(1)	256,284	11,720	6.11	260,237	12,104	6.22
Consumer	215,908	15,179	9.40	226,555	15,054	8.88
Direct financing leases, net	763	31	5.43	1,729	76	5.88
Fees on loans	—	3,379		—	3,084	—
Less: allowance for loan and lease losses	(42,416)	—	—	(46,275)	—	—
Net loans and leases	2,356,145	113,010	6.41	2,370,055	115,165	6.50
Total earning assets	3,607,348	$148,353	5.50%	3,581,675	$153,830	5.74%
NONEARNING ASSETS	426,867			428,409
TOTAL ASSETS	$4,034,215			$4,010,084
INTEREST BEARING LIABILITIES
Savings	$1,567,209	$7,118	0.61%	$1,557,363	$10,930	0.94%
Time, $100,000 and over	268,849	4,592	2.28	302,643	5,790	2.56
Other time deposits	602,574	11,019	2.44	657,019	13,028	0.27
Short-term borrowings	197,691	689	0.47	192,357	830	0.58
Other borrowings	373,518	12,140	4.35	428,540	12,380	3.86
Total interest bearing liabilities	3,009,841	35,558	1.58%	3,137,922	42,958	1.83%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	644,916			511,148
Accrued interest and other liabilities	36,410			36,520
Total noninterest bearing liabilities	681,326			547,668
STOCKHOLDERS' EQUITY	343,048			324,494
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,034,215			$4,010,084
Net interest income(1)		$112,795			$110,872
Net interest spread(1)			3.92%			3.91%
Net interest income to total earning assets(1)			4.18%			4.14%
Interest bearing liabilities to earning assets	83.44%			87.61%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was $7.7 million for the third quarter of 2011 compared to $4.8 million for the third quarter of 2010, a $2.9 million or 61 percent increase. A majority of the increase in provision for loan losses during the third quarter of 2011 was due to the establishment of an impairment reserve against a credit relationship in the Midwest due to concerns regarding continued repayment ability. While payments have remained current, future cash flows to service all debt under this relationship are beginning to come into question. For the first nine months of 2011, provision for loan losses was $21.6 million compared to $23.6 million for the first nine months of 2010. Additions to the allowance for loan and lease losses continued during 2011 because of the prolonged depressed economic conditions that impact individual credits and the impact those conditions have on the appraised values of collateral. When updated appraisals have been obtained, many reflect a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of September 30, 2011, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the quarters and nine months indicated.

(Dollars in thousands)	Three Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,657	$3,665	$(8)	—%
Loan servicing income	1,081	1,862	(781)	(42)
Trust fees	2,384	2,267	117	5
Brokerage and insurance commissions	918	739	179	24
Securities gains, net	2,085	2,158	(73)	(3)
Gain (loss) on trading account securities, net	(83)	18	(101)	(561)
Gains on sale of loans	3,183	2,394	789	33
Valuation adjustment on mortgage servicing rights	—	(1,239)	1,239	100
Income on bank owned life insurance	208	396	(188)	(47)
Other noninterest income	(171)	349	(520)	(149)
TOTAL NONINTEREST INCOME	$13,262	$12,609	$653	5%

(Dollars in thousands)	Nine Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$10,617	$10,363	$254	2%
Loan servicing income	3,928	4,909	(981)	(20)
Trust fees	7,519	6,778	741	11
Brokerage and insurance commissions	2,622	2,236	386	17
Securities gains, net	8,930	4,664	4,266	91
Gain (loss) on trading account securities, net	214	(198)	412	208
Gains on sale of loans	5,893	4,275	1,618	38
Valuation adjustment on mortgage servicing rights	—	(1,239)	1,239	100
Income on bank owned life insurance	942	1,003	(61)	(6)
Other noninterest income	(126)	1,245	(1,371)	(110)
TOTAL NONINTEREST INCOME	$40,539	$34,036	$6,503	19%

Noninterest income was $13.3 million during the third quarter of 2011 compared to $12.6 million during the third quarter of 2010, an increase of $653,000 or 5 percent. Included in noninterest income for the third quarter of 2010 was a $1.2 million valuation adjustment on mortgage servicing rights that did not recur in 2011. The category contributing most significantly to this improvement was gains on sale of loans. The improvement in gains on sale of loans was offset by reduced loan servicing income and a decrease in other noninterest income, primarily attributable to payment to the FDIC for recoveries on loans covered under loss share agreements. For the nine-month period ended September 30, noninterest income was $40.5 million in 2011 compared to $34.0 million in 2010, an increase of $6.5 million or 19 percent. Securities gains totaled $8.9 million for the first nine months of 2011 compared to $4.7 million for the first nine months of 2010. Other categories contributing to the increase for the nine-month comparative period were gains on sale of loans, service charges and fees, trust fees and brokerage and insurance commissions.

Service charges and fees remained relatively flat at $3.7 million during the quarters under comparison. During the nine-month periods under comparison, service charges and fees increased $254 thousand or 2 percent. Service charges on checking and savings accounts recorded during the third quarter of 2011 were $781 thousand compared to $711 thousand during the third quarter of 2010, an increase of $71 thousand or 10 percent. For the nine months ended September 30, service charges on checking and savings accounts totaled $2.4 million during 2011 compared to $2.1 million during 2010, an increase of $284 thousand or 13 percent. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts continued at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Overdraft fees were $1.4 million during the third quarter of 2011 compared to $1.6 million during the third quarter of 2010, a decrease of $227 thousand or 14 percent. For the nine months ended September 30, overdraft fees totaled $4.0 million during 2011 compared to $4.6 million during 2010, a decrease of $528 thousand or 12 percent. The decreases in overdraft fees during both comparative periods were due primarily to the implementation of the revisions to Regulation E effective August 15, 2010, and the impact of changes initiated to comply with FDIC guidance related to overdraft privilege programs. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.3 million during the third quarter of 2011 compared to $1.2 million during the third quarter of 2010, an increase of $146 thousand or 13 percent. These same fees were $3.7 million during the first nine months of 2011 compared to $3.3 million during the first nine months of 2010, an increase of $454 thousand or 14 percent.

Loan servicing income decreased $781 thousand or 42 percent for the third quarter of 2011 compared to the third quarter of 2010 and $981 thousand or 20 percent for the first nine months of 2011 compared to the first nine months of 2010. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $743 thousand during the third quarter of 2011 compared to $1.8 million during the third quarter of 2010 and amortization of mortgage servicing rights was $1.1 million during the third quarter of 2011 compared to $1.3 million during the third quarter of 2010. Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $908 thousand during the third quarter of 2011 compared to $778 thousand during the third quarter of 2010. The portfolio of mortgage loans serviced for others by Heartland totaled $1.47 billion at September 30, 2011, compared to $1.29 billion at September 30, 2010.

Trust fees increased $117 thousand or 5 percent during the third quarter of 2011 compared to the same quarter in 2010 and $741 thousand or 11 percent during the first nine months of 2011 compared to the same nine months in 2010. A large portion of trust fees are based upon the market value of the trust assets, which was $2.20 billion at September 30, 2011, compared to $1.88 billion at September 30, 2010. The total number of trust accounts was 2,052 at September 30, 2011, compared to 2,073 at September 30, 2010.

Brokerage and insurance commissions increased $179 thousand or 24 percent during the third quarter of 2011 compared to the same quarter in 2010 and $386 thousand or 17 percent during the first nine months of 2011 compared to the same nine months in 2010. During 2011, Heartland's customers continued to seek the higher rates offered in fixed income products and also overcame some of their reluctance to invest in equity securities.

Securities gains totaled $2.1 million during the third quarter of 2011 compared to $2.2 million during the third quarter of 2010. For the nine-month comparative period, securities gains totaled $8.9 million during 2011 compared to $4.7 million during 2010. Volatility in the bond market provided opportunities in 2011 to swap securities from one sector of the portfolio to another without significantly changing the duration of the portfolio. One such strategy was the sale of taxable municipal bonds and the reinvestment into tax-exempt municipal bonds. Another strategy initiated in the second quarter of 2011 shifted a portion of the securities portfolio from agencies to treasuries and shorter-term mortgage-backed securities. Additionally, during the first quarter of 2011, a private label Z tranche security with a book value of $10 thousand was sold at a gain of $1.4 million. Seven of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $145 thousand and a market value of $3.5 million at September 30, 2011. Management has not determined when any future sales of these securities will occur.

Trading securities contributed a net loss of $83 thousand during the third quarter of 2011 compared to a net gain of $18 thousand during the third quarter of 2010. For the nine-month period ended September 30, trading securities experienced a net gain of $214 thousand during 2011 compared to a net loss of $198 thousand during 2010. These changes were driven by overall market conditions.

Gains on sale of loans totaled $3.2 million during the third quarter of 2011 compared to $2.4 million during the third quarter of 2010, an increase of $789 thousand or 33 percent. For the first nine months of 2011, gains on sale of loans totaled $5.9 million compared to $4.3 million during the first nine months of 2010. Even though the origination of 15- and 30-year, fixed-rate residential mortgage loans was slower during the first half of 2011 compared to the first half of 2010, the gains on sale of loans increased as a result of better pricing received on the sale of these loans into the secondary market. Beginning in the second quarter of 2011, Heartland began selling a majority of these loans under a bulk delivery method instead of on an individual delivery method. Refinancing activity increased during the third quarter of 2011 as long-term mortgage loan rates fell to all-time lows, combined with the recent opening of loan production offices, operating under the National Residential Mortgage name, in Reno, Nevada; Austin, Texas; and San Diego, California. New residential mortgage loans are originated under the Heartland subsidiary bank brands in current banking markets or under the National Residential Mortgage brand in non-footprint locations. National Residential and its team of mortgage banking professionals were acquired by Heartland in late 2010. This unit has implemented a highly efficient loan origination process at all Heartland locations. As this unit expands both within and outside the Heartland footprint, management expects to see continued increases in mortgage loan originations from both new purchases and refinancing activity.

Income on bank owned life insurance decreased $188 thousand or 47 percent during the third quarter of 2011 compared to the same quarter of 2010 and $61 thousand or 6 percent during the first nine months of 2011 compared to the first nine months of 2010. A large portion of Heartland's bank owned life insurance is held in a separate account product that experienced lower yields during 2011.

Other noninterest income was a loss of $171 thousand during the third quarter of 2011 compared to income of $349 thousand during the third quarter of 2010. Affecting other noninterest income were payments due to or from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed on July 2, 2009. For the third quarter of 2011, payments due to the FDIC under loss share agreements totaled $390 thousand while payments due from the FDIC under loss share agreements totaled $64 thousand for the third quarter of 2010. Payments due to the FDIC for the first nine months of 2011 totaled $952 thousand whereas payments due from the FDIC for the first nine months of 2010 totaled $316 thousand. For the nine-month period ended on September 30, other noninterest income totaled a loss of $126 thousand during 2011 compared to income of $1.2 million during 2010.

Noninterest Expenses

The tables below show Heartland's noninterest expense for the quarters and nine months indicated.

(Dollars in thousands)	Three Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$17,736	$15,502	$2,234	14%
Occupancy	2,396	2,287	109	5
Furniture and equipment	1,392	1,515	(123)	(8)
Professional fees	3,110	2,621	489	19
FDIC insurance assessments	798	1,331	(533)	(40)
Advertising	1,191	906	285	31
Intangible assets amortization	141	149	(8)	(5)
Goodwill impairment charge	—	1,639	(1,639)	(100)
Net loss on repossessed assets	1,409	4,219	(2,810)	(67)
Other noninterest expenses	3,690	3,277	413	13
TOTAL NONINTEREST EXPENSES	$31,863	$33,446	$(1,583)	(5)%

(Dollars in thousands)	Nine Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$53,402	$46,499	$6,903	15%
Occupancy	6,995	6,782	213	3
Furniture and equipment	4,161	4,561	(400)	(9)
Professional fees	9,182	7,381	1,801	24
FDIC insurance assessments	2,929	4,135	(1,206)	(29)
Advertising	3,154	2,772	382	14
Intangible assets amortization	431	445	(14)	(3)
Goodwill impairment charge	—	1,639	(1,639)	(100)
Net loss on repossessed assets	5,552	7,919	(2,367)	(30)
Other noninterest expenses	11,287	9,789	1,498	15
TOTAL NONINTEREST EXPENSES	$97,093	$91,922	$5,171	6%

For the third quarter of 2011, noninterest expense totaled $31.9 million, a decrease of $1.6 million or 5 percent from the same quarter of 2010. Included in noninterest expense during the third quarter of 2010 was a $1.6 million goodwill impairment charge. The effect of reductions in FDIC insurance assessments and net losses on repossessed assets was partially offset by an increase in salaries and employee benefits. For the nine-month period ended September 30, noninterest expense totaled $97.1 million in 2011 compared to $91.9 million in 2010, a $5.2 million or 6 percent increase. Contributing to this increase was an increase in salaries and employee benefits, additional professional fees and an increase in other noninterest expenses. The effect of these increases was mitigated by a reduction in FDIC insurance assessments and a decrease in net losses on repossessed assets.

The largest component of noninterest expense, salaries and employee benefits, increased $2.2 million or 14 percent during the third quarter of 2011 compared to the third quarter of 2010 and $6.9 million or 15 percent during the first nine months of 2011 compared to the first nine months of 2010. These increases were primarily a result of the expansion of residential loan origination and the addition of personnel in the Heartland Mortgage and National Residential Mortgage units. Full-time equivalent employees totaled 1,105 on September 30, 2011, compared to 1,027 on September 30, 2010.

Professional fees increased $489 thousand or 19 percent during the third quarter of 2011 compared to the third quarter of 2010 and $1.8 million or 24 percent during the first nine months of 2011 compared to the same nine months in 2010. These increases were primarily associated with the workout and disposition of nonperforming assets and the services provided to Heartland by third-party consultants.

FDIC assessments decreased $533 thousand or 40 percent during the third quarter of 2011 compared to the third quarter of 2010 and $1.2 million or 29 percent during the first nine months of 2011 compared to the same nine months in 2010, primarily associated with a change in the FDIC assessment rates that became effective April 1, 2011. These new rates are based upon total assets minus tangible equity of the insured bank instead of total deposits.

Net losses on repossessed assets totaled $1.4 million during the third quarter of 2011 compared to $4.2 million during the third quarter of 2010. For the nine-month period ended on September 30, net losses on repossessed assets totaled $5.6 million during 2011 compared to $7.9 million during 2010. A majority of these losses resulted from valuation adjustments due to reductions in real estate values.

Other noninterest expenses increased $413 thousand or 13 percent during the third quarter of 2011 compared to the third quarter of 2010 and $1.5 million or 15 percent during the first nine months of 2011 compared to the first nine months of 2010. During the first quarter of 2011, a $403 thousand writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale, was recorded.

Income Taxes

Heartland's effective tax rate was 28.37 percent for the first nine months of 2011 compared to 32.65 percent for the first nine months of 2010. Excluding the non-deductible goodwill impairment charge, Heartland's effective tax rate was 30.69 percent for the first nine months of 2010. During the third quarter of 2011, Heartland's income taxes included a $404 thousand refund for state taxes attributable to the 2007 and 2008 tax years. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $599 thousand during the first nine months of 2011 compared to $163 thousand during the first nine months of 2010. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 25.87 percent during the first nine months of 2011 compared to 26.44 percent during the first nine months of 2010. The tax-equivalent adjustment for this tax-exempt interest income was $4.2 million during the first nine months of 2011 compared to $3.7 million during the first nine months of 2010.

FINANCIAL CONDITION

At September 30, 2011, total assets were $4.11 billion, an increase of $113.2 million or 3 percent, over total assets of $4.00 billion at December 31, 2010.

Lending Activities

Total loans and leases, exclusive of those covered by loss share agreements, were $2.37 billion at September 30, 2011, compared to $2.34 billion at year-end 2010, an increase of $30.2 million or 2 percent annualized. Commercial and commercial real estate loans, which totaled $1.73 billion at September 30, 2011, increased $6.6 million or 1 percent annualized since year-end 2010. Residential mortgage loans, which totaled $179.6 million at September 30, 2011, increased $15.9 million or 13 percent annualized since year-end 2010. Agricultural and agricultural real estate loans, which totaled $256.9 million at September 30, 2011, increased $5.9 million or 3 percent annualized since year-end 2010. Consumer loans, which totaled $217.0 million at September 30, 2011, increased $2.5 million or 1 percent annualized since year-end 2010. Loan growth has been difficult to achieve during the first nine months of 2011, although management has begun to see pipeline improvement in some of Heartland's markets.

The table below presents the composition of the loan portfolio as of September 30, 2011, and December 31, 2010:

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$561,063	23.57%	$558,031	23.75%
Commercial real estate	1,164,523	48.94	1,160,962	49.43
Residential mortgage	179,628	7.55	163,726	6.97
Agricultural and agricultural real estate	256,857	10.79	250,943	10.68
Consumer	217,007	9.12	214,515	9.13
Lease financing, net	604	0.03	981	0.04
Gross loans and leases receivable held to maturity	2,379,682	100.00%	2,349,158	100.00%
Unearned discount	(2,466)		(2,581)
Deferred loan fees	(3,030)		(2,590)
Total net loans and leases receivable held to maturity	2,374,186		2,343,987
Loans covered under loss share agreements:
Commercial and commercial real estate	$6,788	45.97%	$10,056	48.34%
Residential mortgage	4,410	29.86	5,792	27.85
Agricultural and agricultural real estate	2,139	14.49	2,723	13.09
Consumer	1,429	9.68	2,229	10.72
Total loans covered under loss share agreements	14,766	100.00%	20,800	100.00%
Allowance for loan and lease losses	(44,195)		(42,693)
Loans and leases receivable, net	$2,344,757		$2,322,094

Loans and leases secured by real estate, either fully or partially, totaled $1.71 billion or 72 percent of total loans and leases at September 30, 2011. Of the non-farm, nonresidential loans, 60 percent are owner occupied. The largest categories within Heartland's real estate secured loans at September 30, 2011, and December 31, 2010, are listed below:

LOANS SECURED BY REAL ESTATE (Dollars in thousands)
	September 30,	December 31,
	2011	2010
Residential real estate, excluding residential construction and residential lot loans	$407,030	$389,790
Agriculture	199,388	201,750
Industrial, manufacturing, business and commercial	186,121	186,558
Land development and lots	141,003	152,658
Retail	158,190	168,916
Office	148,097	124,041
Hotel, resort and hospitality	94,335	97,442
Warehousing	60,763	65,196
Multi-family	65,784	62,886
Food and beverage	71,172	68,550
Residential construction	40,595	42,564
All other	139,553	137,216
Total loans secured by real estate	$1,712,031	$1,697,567

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

The allowance for loan and lease losses at September 30, 2011, was 1.86 percent of loans and leases and 60.85 percent of nonperforming loans compared to 1.82 percent of loans and leases and 47.12 percent of nonperforming loans at December 31, 2010, and 1.89 percent of loans and leases and 52.51 percent of nonperforming loans at September 30, 2010. Additions to the allowance for loan and lease losses continued during 2011 because of the continued depressed economic conditions that impact individual credits and the impact those conditions have on the appraised values of collateral. When updated appraisals have been obtained, many reflect a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $72.6 million or 3.06 percent of total loans and leases at September 30, 2011, compared to $90.6 million or 3.87 percent of total loans and leases at December 31, 2010, and $85.2 million or 3.61 percent of total loans and leases at September 30, 2010. Approximately 62 percent, or $44.8 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 18 borrowers, are primarily concentrated in Heartland's banks serving the Western states, with $12.1 million originated by Summit Bank & Trust, $10.2 million originated by Arizona Bank & Trust, $9.5 million originated by Rocky Mountain Bank, $5.1 million originated by Wisconsin Community Bank, $4.9 million originated by New Mexico Bank & Trust and $3.0 million originated by Galena State Bank and Trust Company. The portion of Heartland's nonperforming loans covered by government guarantees was $3.1 million at September 30, 2011. The industry breakdown for nonperforming loans with individual balances exceeding $1.0 million, as identified using the North American Industry Classification System (NAICS), was $16.5 million for lot and land development, $11.5 million to lessors of real estate, $3.4 million for other activities related to real estate and $2.3 million for construction and development. The remaining $11.1 million was distributed among six other industries.

Other real estate owned was $39.2 million at September 30, 2011, compared to $32.0 million at December 31, 2010, and $32.4 million at September 30, 2010. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During the first nine months of 2011, $16.4 million of other real estate owned was sold, $6.2 million during the third quarter, $4.9 million during the second quarter and $5.3 million during the first quarter.

Net charge-offs on loans during the third quarter of 2011 were $4.1 million compared to $8.4 million during the third quarter of 2010. A large portion of the net charge-offs in both years was related to nonfarm nonresidential real estate and construction, land development and other land loans.

Delinquencies in each of the loan portfolios continue to be well-managed and no significant adverse trends have been identified. Loans delinquent 30 to 89 days as a percent of total loans were 0.54 percent at September 30, 2011, compared to 0.60 percent at June 30, 2011, 0.61 percent at March 31, 2011, 0.67 percent at December 31, 2010, and 1.65 percent at September 30, 2010.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2011	2010

Balance at beginning of period	$42,693	$41,848
Provision for loan and lease losses	21,581	23,648
Recoveries on loans and leases previously charged off	4,280	1,708
Charge-offs on loans and leases not covered by loss share agreements	(23,846)	(22,119)
Charge-offs on loans and leases covered by loss share agreements	(513)	(353)
Balance at end of period	$44,195	$44,732
Annualized ratio of net charge offs to average loans and leases	1.12%	1.15%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	September 30,		December 31,
	2011	2010	2010	2009
Not covered under loss share agreements:
Nonaccrual loans and leases	$72,629	$85,190	$90,512	$78,118
Loan and leases contractually past due 90 days or more	—	—	85	17
Total nonperforming loans and leases	72,629	85,190	90,597	78,135
Other real estate	38,640	32,129	31,731	30,205
Other repossessed assets	398	492	302	501
Total nonperforming assets not covered under loss share agreements	$111,667	$117,811	$122,630	$108,841
Covered under loss share agreements:
Nonaccrual loans and leases	$3,886	$5,330	$4,901	4,170
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	3,886	5,330	4,901	4,170
Other real estate	548	279	271	363
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$4,434	$5,609	$5,172	4,533
Performing troubled debt restructured loans (1)	$24,853	$29,244	$23,719	$21,637
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	3.06%	3.61%	3.86%	3.35%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	4.63%	4.92%	5.16%	4.61%
Nonperforming assets not covered under loss share agreements to total assets	2.72%	2.90%	3.07%	2.71%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the third quarter of 2011 and the first nine months of 2011:

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2011	$72,590	$39,075	$188	$111,853
Loan foreclosures	(7,505)	7,326	179	—
Net loan charge offs	(4,134)	—	—	(4,134)
New nonperforming loans	19,122	—	—	19,122
Reduction of nonperforming loans(1)	(3,558)	—	—	(3,558)
OREO/Repossessed sales proceeds	—	(6,459)	(25)	(6,484)
OREO/Repossessed assets writedowns, net	—	(754)	(32)	(786)
Net activity at Citizens Finance Co.	—	—	88	88
September 30, 2011	$76,515	$39,188	$398	$116,101

(1) Includes principal reductions and transfers to performing status.

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2010	$95,498	$32,002	$302	$127,802
Loan foreclosures	(27,445)	27,200	245	—
Net loan charge offs	(20,079)	—	—	(20,079)
New nonperforming loans	54,042	—	—	54,042
Reduction of nonperforming loans(1)	(25,501)	—	—	(25,501)
OREO/Repossessed sales proceeds	—	(16,089)	(170)	(16,259)
OREO/Repossessed assets writedowns, net	—	(3,925)	(32)	(3,957)
Net activity at Citizens Finance Co.	—	—	53	53
September 30, 2011	$76,515	$39,188	$398	$116,101

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 32 percent of total assets at both September 30, 2011, and December 31, 2010. Total available for sale securities as of September 30, 2011, were $1.26 billion, an increase of $59.9 million or 7 percent annualized from $1.20 billion at December 31, 2010.

The composition of the securities portfolio shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities as the spread on mortgage-backed securities widened in comparison to government agency securities. The percentage of mortgage-backed securities was 59 percent at September 30, 2011, compared to 48 percent at year-end 2010. A portion of the new mortgage-backed securities was in reverse mortgage products. Nearly 82 percent of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises as of September 30, 2011.

The table below presents the composition of the securities portfolio, by major category, as of September 30, 2011, and December 31, 2010:

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$169,402	12.80%	$320,007	25.30%
Mortgage-backed securities	778,503	58.82	609,865	48.23
Obligation of states and political subdivisions	325,829	24.62	294,259	23.27
Other securities	49,730	3.76	40,433	3.20
Total securities	$1,323,464	100.00%	$1,264,564	100.00%

Deposits And Borrowed Funds

Total deposits were $3.17 billion at September 30, 2011, compared to $3.03 billion at year-end 2010, an increase of $139.6 million or 6 percent annualized. The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to no cost demand deposits during the third quarter of 2011, as demand deposits increased $112.3 million or 26 percent annualized since year-end 2010. Time deposits, exclusive of brokered deposits, experienced a decrease of $75.1 million or 12 percent annualized since year-end 2010. The increase in demand deposits was effectively matched with a corresponding decrease in time deposits. The result is an improving mix of total deposits, with demand deposits representing 22 percent, savings representing 52 percent and time deposits representing 26 percent. At year-end 2010, demand deposits represented 19 percent of total deposits, savings represented 51 percent and time deposits represented 30 percent.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of September 30, 2011, the amount of short-term borrowings was $173.2 million compared to $235.9 million at year-end 2010, a decrease of $62.7 million or 27 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. These balances were $154.9 million at September 30, 2011, compared to $212.7 million at December 31, 2010.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide working capital to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $10.0 million at any one time. There was no balance outstanding on these revolving credit lines at September 30, 2011, compared to a balance of $5.0 million outstanding at December 31, 2010.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of September 30, 2011, the amount of other borrowings was $376.0 million, an increase of $13.4 million or 4 percent since year-end 2010. On March 11, 2011, Heartland issued an additional $3.0 million of its senior notes to one additional accredited investor taking the total amount of senior notes outstanding at September 30, 2011, to $27.5 million. Prior to April 2011, Heartland maintained credit lines with two unaffiliated banks, one of which provided borrowing authority for $15.0 million and one of which provided borrowing authority for $5.0 million. On April 20, 2011, Heartland entered into a debt arrangement with one of these banks to convert the $15.0 million revolving line of credit into a $15.0 million amortizing term loan with a maturity date of April 20, 2016, and to add $5.0 million in borrowing capacity in the form of a revolving line of credit with a maturity date of April 20, 2013. At the same time, Heartland entered into an interest rate swap transaction, designated as a cash flow hedge, with the unaffiliated bank to fix the rate on the term loan at 5.14 percent for the full 5-year term. Accordingly, after this debt arrangement, Heartland continues to have credit lines with two unaffiliated banks, both with a revolving borrowing capacity of $5.0 million, and a $15.0 million amortizing term loan with one of these banks. At September 30, 2011, Heartland had no outstanding balance on either credit line.

Other borrowings include structured wholesale repurchase agreements, which totaled $85.0 million at September 30, 2011, and December 31, 2010. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of September 30, 2011, is as follows:

(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of Sept. 30, 2011(1)	Maturity Date	Callable Date
$5,000	8/7/2000	10.60%	10.60%	9/7/2030	12/7/2011
20,000	10/10/2003	8.25%	8.25%	10/10/2033	12/30/2011
25,000	3/17/2004	2.75% over Libor	3.06%(2)	3/17/2034	12/17/2011
20,000	1/31/2006	1.33% over Libor	1.58%(3)	4/7/2036	10/7/2011
20,000	6/21/2007	6.75%	6.75%	9/15/2037	6/15/2012
20,000	6/26/2007	1.48% over Libor	1.81%(4)	9/1/2037	9/1/2012
$110,000

(1)
Effective weighted average interest rate as of September 30, 2011, was 6.13% due to interest rate swap transactions on the variable rate securities as discussed in Note 8 to Heartland's consolidated financial statements.

(2)	Effective interest rate as of September 30, 2011, was 5.33% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

(3)	Effective interest rate as of September 30, 2011, was 4.69% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

(4)	Effective interest rate as of September 30, 2011, was 4.70% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

Also in other borrowings are the bank subsidiaries' borrowings from the FHLB. All of the bank subsidiaries, except for Heartland's most recent de novo bank, Minnesota Bank & Trust, own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings totaled $132.4 million at September 30, 2011, and $135.7 million at December 31, 2010. Total FHLB borrowings at September 30, 2011, had an average rate of 3.24 percent and an average maturity of 3.29 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 3.08 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2011, and December 31, 2010, commitments to extend credit aggregated $734.0 million and $623.2 million, and standby letters of credit aggregated $49.3 million and $48.7 million, respectively.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios (1)
Tier 1 capital	$422,234	14.35%	$403,357	14.06%
Tier 1 capital minimum requirement	117,713	4.00%	114,760	4.00%
Excess	$304,521	10.35%	$288,597	10.06%
Total capital	$483,401	16.43%	$465,666	16.23%
Total capital minimum requirement	235,427	8.00%	229,521	8.00%
Excess	$247,974	8.43%	$236,145	8.23%
Total risk-adjusted assets	$2,942,832		$2,869,010
Leverage Capital Ratios (2)
Tier 1 capital	$422,234	10.46%	$403,357	9.92%
Tier 1 capital minimum requirement (3)	161,503	4.00%	162,580	4.00%
Excess	$260,731	6.46%	$240,777	5.92%
Average adjusted assets (less goodwill and other intangible assets)	$4,037,581		$4,064,508

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

On September 15, 2011, Heartland joined the SBLF with an issuance of $81.7 million of preferred stock to the U.S. Treasury. Simultaneous with receipt of the SBLF funds, Heartland redeemed the $81.7 million of preferred stock issued to the U.S. Treasury in December 2008 under the Capital Purchase Program. On September 28, 2011, Heartland repurchased a warrant to purchase 609,687 shares of Heartland common stock from the U.S. Treasury at a purchase price of $1.8 million. The warrant had been issued in connection with participation in the Capital Purchase Program. Note 10 to the quarterly financial statements contains a detailed discussion about of the capital issuance and redemptions.

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

Total cash provided by operating activities was $69.9 million during the first nine months of 2011 compared to $72.8 million during the first nine months of 2010.

Investing activities used cash of $131.9 million during the first nine months of 2011 compared to using cash of $125.7 million during the first nine months of 2010. The proceeds from securities sales, paydowns and maturities was $638.3 million during the first nine months of 2011 compared to $521.1 million during the first nine months of 2010. Purchases of securities used cash of $682.2 million during the first nine months of 2011 while $534.8 million was used for securities purchases during the first nine months of 2010. A net increase in loans and leases used cash of $96.9 million during the first nine months of 2011 compared to $110.6 million during the first nine months of 2010.

Financing activities provided cash of $81.0 million during the first nine months of 2011 compared to $12.2 million during the first nine months of 2010. A net increase in deposit accounts provided cash of $139.6 million during the first nine months of 2011 compared to providing cash of $23.3 million during the same nine months of 2010. Activity in short-term borrowings used cash of $62.7 million during the first nine months of 2011 compared to providing cash of $34.2 million during the first nine months of 2010. Cash proceeds from other borrowings were $18.5 million during the first nine months of 2011 compared to $518 thousand during the first nine months of 2010. Repayment of other borrowings used cash of $5.1 million during the first nine months of 2011 compared to $38.5 million during the first nine months of 2010.

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

At September 30, 2011, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on September 30, 2011.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first nine months of 2011.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2011, and 2010, provided the following results:

	2011		2010
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$137,826	0.15%	$136,246	0.43%
Base	$137,613		$135,669
Up 200 Basis Points	$134,704	(2.11)%	$131,866	(2.80)%
Year 2
Down 100 Basis Points	$129,052	(6.22)%	$131,894	(2.78)%
Base	$132,622	(3.63)%	$134,526	(0.84)%
Up 200 Basis Points	$136,239	(1.00)%	$133,993	(1.24)%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $458 thousand at September 30, 2011, and $244 thousand at December 31, 2010, and in both cases were less than 1 percent of total assets.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) under the Securities Exchange Act of 1934, Heartland's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Heartland's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heartland's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2011, in ensuring that information required to be disclosed by Heartland in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the first nine months of 2011 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

3.1
Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series C, as filed with the Secretary of State of the State of Delaware on September 12, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on September 15, 2011).

4.1	Form of Stock Certificate for Fixed Senior Non-Cumulative Perpetual Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on September 15, 2011).

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

10.4
Securities Purchase Agreement between Heartland Financial USA, Inc. and the Secretary of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 15, 2011).

10.5
Repurchase Document between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 15, 2011).

10.6
Warrant Letter Agreement between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 28, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 28, 2011).

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

Dated: November 9, 2011