Form 10-K
period 2011-12-31
HEARTLAND FINANCIAL USA INC
filed 2012-03-15
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No *

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. *

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer * Accelerated filer ☑ Non-accelerated filer * Smaller reporting company *
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes *  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $214,440,628.

As of March 14, 2012, the Registrant had issued and outstanding 16,501,560 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report

PART I

ITEM 1.

BUSINESS

A.  GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA") that was originally formed in the State of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Headquartered in Dubuque, Iowa, Heartland has nine bank subsidiaries in the States of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota, (collectively, the "Bank Subsidiaries"). All nine Bank Subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank Subsidiaries listed below operate a total of 61 banking locations:

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

Heartland’s subsidiaries are wholly owned, except for Minnesota Bank & Trust, of which Heartland owned 80% of the capital stock on December 31, 2011.

At December 31, 2011, Heartland had total assets of $4.3 billion, total loans of $2.5 billion and total deposits of $3.2 billion. Heartland’s total capital as of December 31, 2011, was $350.2 million. Net income available to common stockholders for 2011 was $20.4 million.

The principal business of our Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. Our Bank Subsidiaries provide full service commercial and retail banking in their communities. Both our loans and our deposits are generated primarily through strong banking and community relationships, and through management that is locally active. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, market pricing, convenience and high-touch service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. Loans include commercial and industrial, agricultural, real estate mortgage, consumer, home equity and lines of credit.

We supplement the local services of our Bank Subsidiaries with a full complement of ancillary services, including trust and wealth management services, investment services and insurance services. We provide convenient electronic banking services and client access to account information through business and personal online banking, bill payment, remote deposit capture, treasury management services, VISA debit cards and automated teller machines.

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

We believe the personal and professional service offered to customers provides an appealing alternative to the "megabanks" resulting from mergers and acquisitions in the financial services industry. While we employ a community banking philosophy, we believe our size, combined with our complete line of financial products and services, is sufficient to effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. Although each of our Bank Subsidiaries operates under the direction of its own board of directors, we have standard operating policies regarding asset/liability management, liquidity management, investment management, lending and deposit structure management.

Another component of the operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. We have established ownership guidelines for executive management and have made an employee stock purchase plan available to employees since 1996. As of December 31, 2011, approximately 21% of Heartland’s outstanding common stock was directly registered in the name of our employees, officers, and directors.

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

In recent years, we have focused on markets with growth potential in the Midwestern and Western regions of the United States. In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation, followed with a second location in 2004 and a third location in 2005. In 2006, Arizona Bank & Trust expanded by acquiring Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona. A sixth location was opened in 2007.

We acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank in June 2004. Headquartered in Billings, Montana, Rocky Mountain Bank has nine branch locations throughout the state.

In November 2006, we opened Summit Bank & Trust, a de novo banking operation in Broomfield, Colorado. In 2007, Summit Bank & Trust opened two additional locations.

One of Heartland’s strategic goals is to expand its presence in the Western markets to 50% of its total assets, thereby balancing the growth in its Western markets with the stability of the Midwestern markets. As of December 31, 2011, Heartland had approximately 40% of its assets in Western markets.

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

The Bank Subsidiaries market their services to qualified lending customers. Lending officers actively solicit the business of new companies entering their market areas as well as long-standing members of the Bank Subsidiaries' respective business communities. We believe that our Bank Subsidiaries are successful in attracting new lending customers in their markets through professional service, competitive pricing, innovative structures, convenient locations and customer communications.

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

Our commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. We value the collateral for most of these loans and leases based upon its liquidation value and require personal guarantees in most instances. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value.

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

Agricultural Loans

Agricultural loans are emphasized by those Bank Subsidiaries with operations in and around rural markets, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Community Bank’s Monroe banking center and New Mexico Bank & Trust’s Clovis banking offices. Dubuque Bank and Trust Company is one of the largest agricultural lenders in the State of Iowa. Agricultural loans constituted approximately 11% of our total loan portfolio at December 31, 2011. In making agricultural loans, we have policies designating a primary lending area for each Bank Subsidiary, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for Heartland as we continue to build our residential real estate lending business. As long-term interest rates have remained at relatively low levels during the past several years, many customers elected mortgage loans that are fixed rate with fifteen or thirty year maturities. We usually sell these loans into the secondary market and retain servicing on the loans sold to Fannie Mae. We believe that mortgage servicing on sold loans provides a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing provides an opportunity to maintain regular contact with mortgage loan customers. At December 31, 2011, total residential real estate mortgage loans serviced for others totaled $1.54 billion.

As with agricultural and commercial loans, we encourage participation in lending programs sponsored by U.S. government agencies when justified by market conditions. Loans insured or guaranteed under programs through the Veterans Administration (the "VA") and the Federal Home Administration (the "FHA") are offered at all of the Bank Subsidiaries.

Late in 2010, we announced a significant addition to our residential mortgage lending capabilities with the hiring of a mortgage banking team of professionals and executives in the Phoenix, Arizona market. Operating under the brand, National Residential Mortgage, the unit had previously operated as a profitable division of a recently-failed thrift. The unit now provides residential mortgage lending services at all Bank Subsidiaries and serves the non-Heartland markets of metro San Diego, California; Austin, Texas; Reno, Nevada; and Buffalo, Wyoming. Administrative and back office support for these operations is performed by "Heartland Mortgage," a division of our lead bank, Dubuque Bank and Trust Company.

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

Our consumer finance subsidiary, Citizens Finance Co., specializes in consumer lending and currently serves the consumer credit needs of nearly 10,000 customers from ten locations in Iowa, Illinois and Wisconsin. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust and Minnesota Bank & Trust offer trust and investment services in their respective communities. In those markets that do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2011, total Heartland trust assets were $2.2 billion, $1.4 billion of which were assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations.

Dubuque Bank and Trust Company is nationally recognized as a provider of socially responsible investment services, and it manages investment portfolios for religious and other non-profit organizations located throughout the United States. Dubuque Bank and Trust Company is also Heartland’s lead bank in providing daily valuation 401(k) plans and other retirement services, including Heartland’s retirement plan for its employees.

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

B.      MARKET AREAS

Dubuque Bank and Trust Company

Dubuque Bank and Trust Company is primarily located in Dubuque County, Iowa, which encompasses the city of Dubuque and a number of surrounding rural communities. The city of Dubuque is located in northeastern Iowa, on the Mississippi River, approximately 175 miles west of Chicago, Illinois, and approximately 200 miles northeast of Des Moines, Iowa. It is strategically situated at the intersection of the state borders of Iowa, Illinois and Wisconsin. Based upon the results of the 2010 census, the city of Dubuque had a total population of 57,637 and Dubuque County had a total population of 93,653.

The principal office of Heartland and Dubuque Bank and Trust Company’s main office currently occupy the same building. Heartland’s operations center is located directly across the street from Dubuque Bank and Trust Company’s main office. In addition to its main banking office, Dubuque Bank and Trust Company operates seven branch offices in Dubuque County, two branch offices in Keokuk, Iowa and one branch office in Carthage, Illinois. In June 2011, Heartland combined its First Community Bank charter with its Dubuque Bank and Trust Company charter. The consolidation of charters was designed to realize efficiencies in operating costs, audits, regulatory examinations and insurance premiums. The First Community Bank offices serve customers in the tri-county region of Lee County, Iowa; Hancock County, Illinois; and Clark County, Missouri. According to the 2010 census, the population of Keokuk, primarily an industrial community, is 10,780 and the population of Lee County is 35,862.

As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization.

The administrative and back office support for National Residential Mortgage, the brand name used for residential mortgage lending services at our Bank Subsidiaries, operates as a division of Dubuque Bank and Trust Company from an office facility in

Phoenix, Arizona. During 2011, Dubuque Bank and Trust Company opened residential mortgage loan production offices in metro San Diego, California; Austin, Texas; and Reno, Nevada.

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

Wisconsin Community Bank

Wisconsin Community Bank’s main office is located in Madison, Wisconsin, in Dane County. The bank operates three branch offices in the Madison suburbs as well as one branch office in Monroe, Illinois. Based on the 2010 census, the Madison Metropolitan Statistical Area has a population of 568,593 and the population of the City of Madison is 233,209. The city of Monroe is approximately 50 miles southwest of Madison in Green County. Wisconsin Community Bank also has an office in the cities of Sheboygan and De Pere, Wisconsin, which operate under the name of Heartland Business Bank. Sheboygan and De Pere are located in the northeastern Wisconsin counties of Sheboygan and Brown, respectively.

New Mexico Bank & Trust

New Mexico Bank & Trust operates ten offices in or around Albuquerque, New Mexico, four offices in and around Clovis, New Mexico, and two offices in Santa Fe, New Mexico. Located in Bernalillo County, the Albuquerque Metropolitan Statistical Area has a 2010 population of 907,775 and the City of Albuquerque has a 2010 population of 545,852. Clovis, the county seat for Curry County, is located approximately 220 miles east of Albuquerque, 100 miles northwest of Lubbock, Texas, and 105 miles southwest of Amarillo, Texas, and has a population of 37,775. Santa Fe, located in Santa Fe County, has a population of 67,947.

Arizona Bank & Trust

Arizona Bank & Trust currently operates six offices in Arizona, including the main office in Phoenix, one in Mesa, one in Tempe, one in Gilbert and two in Chandler. These cities are all located in the Phoenix metropolitan area within Maricopa County. Based on the 2010 Census, Phoenix metro area is the 14th largest metro area by population in the United States with approximately 4.2 million people.

Rocky Mountain Bank

Rocky Mountain Bank operates from nine locations throughout the State of Montana. Rocky Mountain Bank’s main office and a second office operate in Billings, which is the state’s largest city and an agricultural, retail and business center. Billings is also the county seat of Yellowstone County, which has a 2010 Census population of 147,972 and the city has a population of 104,170. The bank has one office in northeastern Montana in the city of Plentywood. Its remaining six offices are spread throughout the western corridor of Montana in the cities of Bozeman, Bigfork, Kalispell, Plains, Stevensville and Whitehall. Rocky Mountain Bank recently opened a residential mortgage loan production office in Buffalo, Wyoming and is scheduled to open a second such office in Boise, Idaho in March 2012.

Summit Bank & Trust

The main facility for Summit Bank & Trust is in Broomfield, Colorado. The city and county of Broomfield are located in the northwestern tier of the Denver-Aurora Metropolitan Area. The population of Broomfield, according to the 2010 Census, is 55,889. Broomfield is the sixteenth most populous city in the State of Colorado. A second location was opened in June 2007 in Thornton, just west of the Denver International Airport and a third location was added in October of 2007 in the town of Erie, Colorado, which is approximately 25 miles north of Denver.

Minnesota Bank & Trust

Minnesota Bank & Trust currently operates from a leased facility in Edina, Minnesota, a first tier suburb of Minneapolis. The population of Edina was 47,941 in 2010 according to the U.S. Census Bureau.

Citizens Finance Co.

Citizens Finance Co. is headquartered in Dubuque, Iowa, with additional offices in Davenport and Cedar Rapids, Iowa; Madison and Appleton, Wisconsin; and the Illinois cities of Loves Park, Tinley Park, Crystal Lake, Aurora and Peoria.

The following table sets forth certain information concerning the Bank Subsidiaries as of December 31, 2011:

Heartland Bank Subsidiaries (Dollars in thousands)
Bank Subsidiaries	Charter Location	Year Acquired or Opened	Number Of Bank Offices	Total Portfolio Loans	Total Deposits
Dubuque Bank and Trust Company	Dubuque, IA	1935	11	$778,467	$938,000
Galena State Bank & Trust Co.	Galena, IL	1992	4	$157,398	$243,639
Riverside Community Bank	Rockford, IL	1995	4	$155,320	$264,699
Wisconsin Community Bank	Madison, WI	1997	7	$333,112	$429,062
New Mexico Bank & Trust	Albuquerque, NM	1998	16	$508,874	$690,293
Arizona Bank & Trust	Phoenix, AZ	2003	6	$146,346	$177,457
Rocky Mountain Bank	Billings, MT	2004	9	$256,704	$365,373
Summit Bank & Trust	Broomfield, CO	2006	3	$62,422	$81,224
Minnesota Bank & Trust	Edina, MN	2008	1	$58,058	$66,875

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

We compete for loans principally through the range and quality of the services we provide, with an emphasis on building long-lasting relationships. Our strategy is to serve our customers above and beyond their expectations through excellence in customer service and needs-based selling. We believe that our long-standing presence in the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-oriented clients and compete for deposits by offering personal attention, combined with online banking convenience, professional service and competitive interest rates.

D.      EMPLOYEES

At December 31, 2011, Heartland employed 1,195 full-time equivalent employees. We place a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. We offer a variety of employee benefits, and we consider our employee relations to be excellent. Predictive Index software is utilized to assist with placing potential employees in new positions and with evaluating current positions.

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

As a recipient of Capital Purchase Program (the "CPP") funds under the Troubled Asset Relief Program (the “TARP ”) established by the Emergency Economic Stabilization Act of 2008 (the “EESA”) until September 15, 2011, and a participant in the Small Business Lending Fund (the "SBLF") established by the Small Business Jobs Act of 2010, Heartland is also subject to direct supervision by the United States Department of the Treasury (the “U.S. Treasury”).

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

Dodd-Frank Act

The Dodd-Frank Act, which was enacted into law on July 21, 2010, significantly changed the regulatory framework for banks and bank holding companies, and required significant rulemaking and numerous studies and reports. Among other things, the Dodd-Frank Act:

•	established the Bureau of Consumer Financial Protection (the "BCFP"), with broad authority to regulate providers of credit, savings, payment and other consumer financial products and services;

•	significantly reduced interchange fees on debit card transactions;

•	made permanent the $250,000 deposit insurance limit on insured deposits, and revised the assessment base for the calculation of the FDIC insurance assessments for financial institutions;

•	requires federal banking agencies to adopt regulations relating to compensation practices of covered institutions; and

•	requires risk retention on mortgage originations.

Regulations implementing many of the above requirements have been finalized or proposed, and additional regulations or guidelines from the BCFP are expected to significantly change the format of many consumer offerings. The Dodd-Frank Act also requires more far-reaching changes in the regulation of banks and bank holding companies by:

•	restricting securities trading activities and support for and investments in private funds;

•
creating a new structure for anticipating and resolving troubled or failed financial institutions with enhanced prudential standards, early remediation of financial distress, and enhanced liquidity requirements; and

•	requiring the federal banking agencies to adopt new capital requirements.

Most of the regulations implementing, or proposing changes to implement, these requirements are designed to apply to larger institutions: primarily institutions or holding companies with more than $50 billion of assets. In 2011, the Federal Reserve issued a final rule requiring the filing of annual capital plans by banks and bank holding companies with more than $50 billion in assets, that demonstrate projected compliance with capital requirements. In December 2011, the Federal Reserve issued a proposed rule relating to enhanced prudential standards for bank holding companies with over $50 billion in consolidated assets that would include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits and stress tests. Further, in June 2011 the Basel Committee on Banking Supervision agreed to revised bank capital adequacy, stress testing and market liquidity risk standards (“Basel III”). In December 2011, the Federal Reserve indicated that it intended to implement substantially all of the Basel III rules for banks with more than $50 billion in assets and would issue proposed regulations to do so in early 2012. Although none of these regulations would initially apply to Heartland, the financial regulatory agencies often expand application once they have experience with a regulatory regime.

In addition to the Dodd-Frank Act, other legislative proposals have been made both domestically and internationally. Among other things, these proposals include additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Community Bank, Galena State Bank & Trust Co., Riverside Community Bank, Arizona Bank & Trust and Summit Bank & Trust, and the controlling shareholder of Minnesota Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

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

As of December 31, 2011, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements.

Treasury Regulation-the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Tax Act of 2009 and the Small Business Jobs Act of 2010

Bank holding companies that receive funding under the TARP CPP or the SBLF are subject to direct regulation by the U.S. Treasury. The TARP CPP under EESA was created by the U.S. Treasury in 2008 to invest in the senior preferred stock of qualifying U.S. banks and savings associations or their holding companies. Under the CPP, qualifying financial institutions issued to the U.S. Treasury senior preferred stock that was non-voting, carried dividends and could be included as capital, as well as warrants to purchase common stock based upon the amount of senior preferred stock the U.S. Treasury acquired.

On December 19, 2008, Heartland issued and sold to the U.S. Treasury pursuant to the CPP $81.7 million of its senior preferred stock together with a 10-year warrant to purchase 609,687 shares of Heartland's common stock at $20.10 per share. The senior preferred stock qualified as Tier 1 capital under the Federal Reserve's capital guidelines and provided Heartland with considerable regulatory flexibility during 2009 and 2010. Consistent with terms that were set by the U.S. Treasury uniformly among all publicly held banks participating in the program, the senior preferred stock required the payment of dividends to the U.S. Treasury at a rate of 5% per year, increasing to 9% after the fifth year. The senior preferred stock, the agreements under which it and the warrant were issued, and regulations issued under EESA and the American Recovery and Reinvestment Act of 2009, contained a number of restrictions on the payment by Heartland of dividends and on compensation paid to executive officers and highly paid employees while Heartland participated in the CPP.

In an effort to encourage more small business lending by community banks, and as mandated by the Small Business Jobs Act of 2010, in early 2011 the U.S. Treasury started making available up to $30.0 billion of capital under the SBLF to qualifying banks with less than $10.0 billion of assets. Under the SBLF, the U.S. Treasury purchased from qualifying financial institutions senior perpetual non-cumulative preferred stock with a liquidation preference of $1,000 per share. Like the preferred stock issued under TARP, the preferred stock issued under the SBLF is non-voting (except in limited circumstances) and qualifies as Tier 1 capital under the Federal Reserve's guidelines.

SBLF funding was made available to participants in the TARP CPP as a method to refinance the senior preferred stock issued under the CPP, and Heartland applied for SBLF Funding in March 2011. Heartland's application was accepted in August, and on September 15, 2011, Heartland issued 81,698 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), to the U.S. Treasury under the SBLF, and simultaneously used the $81.7 million received under the SBLF to redeem the 81,698 shares of senior preferred stock it had issued under the TARP CPP program. As part of this transaction, Heartland recorded a charge of $2.6 million representing the unamortized discount on the TARP senior preferred stock that was redeemed. Further, on September 28, 2011, Heartland repurchased the warrant to purchase 609,687 shares of its common stock that it issued to the U.S. Treasury under the TARP CPP program for $1.8 million.

The Series C Preferred Stock issued under the SBLF requires quarterly dividends payable to the U.S. Treasury initially equal to 5.00% of the liquidation value of the Preferred Stock. The dividend rate payable under the Series C Preferred Stock is subject to reduction during the second to tenth quarters after issuance (through December 31, 2013, for Heartland) based upon increases in Heartland's qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00% if QSBL increases by ten percent or more over that period. If Heartland's QSBL does not increase by the tenth quarter, the rate will increase to 7.00%. In addition, if there is no increase in Heartland's small business lending by January 1, 2014, (the fifth annual anniversary of receipt of CPP funds) Heartland will be required to pay a special lending incentive fee of 2.00% per year (a total rate of 9.00%) through March 31, 2016. From the eleventh quarter through March 16, 2016, the rate remains fixed at the rate determined at the end of the tenth quarter and will increase to 9.00% if the SBLF funding has not been repaid by March 16, 2016.

Although Heartland is no longer subject to the significant restrictions imposed under the TARP CPP program, it does have ongoing quarterly reporting obligations to the U.S. Treasury under the SBLF that will be used by the U.S. Treasury to determine the dividend rate. The terms of the Series C Preferred Stock also prohibit Heartland from paying dividends on its common stock, or repurchasing shares, to the extent that, after payment of such dividends or repurchases, Heartland's Tier 1 Capital would be less than the difference between (i) 90% of its Tier 1 Capital on September 15, 2011 ($281.2 million), and (ii) net charge-offs and any redemptions of the Series C Preferred Stock. This limitation is reduced by 10% for each one percent increase in Heartland's QSBL over the baseline level. If, however Heartland fails to declare and pay dividends on the Series C Preferred Stock in a given quarter, then Heartland may not pay dividends on or repurchase any common stock for the next three quarters, except in very limited circumstances. If any Series C Preferred Stock remains outstanding on the tenth anniversary of issuance, Heartland may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

Dividend Payments
In addition to the restrictions imposed under the SBLF, Heartland's ability to pay dividends to its stockholders may be affected by both general corporate law considerations, and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Dubuque Bank and Trust Company is an Iowa-chartered bank. As an Iowa-chartered bank, Dubuque Bank and Trust Company is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Superintendent, the chartering authority for Iowa banks.

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

Deposit Insurance
The FDIC is an independent federal agency that insures the deposits, up to $250,000, of federally insured banks and savings institutions and safeguards the safety and soundness of the commercial banking and thrift industries.

As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC based upon a risk-based assessment system. Under this system, each institution is assigned a risk classification based upon its capital levels and the level of supervisory concern it poses. The rate of insurance premium the institution pays was based on this risk classification and the amount of its deposits until April 1, 2011. Currently, FDIC insurance assessments are based upon average total consolidated assets minus tangible equity of the insured bank.

The aggregate level of assessments levied by the FDIC on depository institutions is dependent upon the reserve ratio of insurance funds available to the FDIC. Due to bank failures during 2008, the reserve ratio fell below the statutory minimum and the FDIC adopted a plan to restore the ratio to its 1.15% minimum. On February 27, 2009, the FDIC announced that it was increasing the quarterly deposit insurance assessment for most insured institutions to a range of 12 to 16 basis points (0.12% to 0.16%) per quarter for the second quarter of 2009. The FDIC also imposed a special emergency assessment of an additional 5 basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009, which was due and paid by Heartland on September 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of each institution's estimated FDIC premiums for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Heartland prepaid the required $19.0 million in December 2009 and had a $9.5 million remaining prepaid balance on December 31, 2011. The expense related to this prepayment is expected to be recognized during 2012 based on the calculation of actual quarterly assessments.

The Dodd-Frank Act directed that the minimum deposit insurance fund reserve ratio would increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.50% of insured deposits. The FDIC adopted a final rule on February 7, 2011, that implements these provisions of the Dodd-Frank Act.

The FDIC established a Temporary Liquidity Guarantee Program on October 23, 2008, under which the FDIC fully guaranteed all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008, and October 31, 2009. Heartland did not opt out of the program and as such, was assessed ten basis points during the first quarter of 2010 and fifteen basis points for the remainder of 2010 for transaction account balances in excess of $250,000 and, since it did not issue any senior unsecured debt during the designated time period, was not assessed the applicable rate of 75 basis points on the amount of debt issued. The guarantee of non-interest-bearing transaction accounts was twice extended by the FDIC, and under the Dodd-Frank Act was extended to December 31, 2012, and made applicable to all institutions, without further assessment. The total assessments paid by Heartland during 2010 and 2011 for participation in the Temporary Liquidity Guarantee Program totaled $235,000 and $84,000, respectively.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. During 2011, the assessment rate was 0.0102% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2011, the Bank Subsidiaries paid supervisory assessments totaling $554,000.

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

As of December 31, 2011: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations; and (iv) each of the Bank Subsidiaries subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under “Safety and Soundness Standards,” complied with the directive.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011. Minnesota Bank & Trust is subject to the FDIC's further prohibition on the payment of dividends during the first seven years of a bank's operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. Pursuant to agreements with the FDIC and the state banking agencies described below under “Safety and Soundness Standards,” Arizona Bank &

Trust, Summit Bank & Trust and Rocky Mountain Bank may not pay any dividends without prior notice to, and consent from, the FDIC and the state banking regulator.

As of December 31, 2011, approximately $77.9 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.

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

During their regular scheduled joint examinations of the Bank Subsidiaries, the FDIC and state banking commissioners cited four of the Bank Subsidiaries for certain deficiencies, including asset quality. In January of 2009, the boards of directors of Summit Bank & Trust and Arizona Bank & Trust, and in the fall of 2009, the board of directors of Rocky Mountain Bank, entered into informal agreements with the FDIC and their respective state banking commissioners, agreeing to submit plans for improvement in the risks associated with any classified asset with a balance of more than $250,000, agreeing not to extend or renew credit to borrowers under loans that are classified, agreeing to review and ensure the sufficiency of the allowance for loan and lease losses and agreeing to submit a business plan outlining the plans to accomplish these measures as well as periodic progress reports against that plan. As noted above, these Bank Subsidiaries also agreed to maintain higher levels of regulatory capital and to refrain from paying dividends without regulatory approval. Each of these Bank Subsidiaries remains well capitalized and has complied with its agreement with its regulators. In November of 2011, the board of directors of Wisconsin Community Bank entered into an informal agreement with the FDIC and its state banking commissioner, agreeing to correct certain consumer compliance violations.

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

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of a bank's Tier 1 Capital in private equity and hedge funds. The Federal Reserve released a final rule on February 9, 2011, (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like Heartland, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve.

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

Our business activities and earnings are affected by general business conditions in the United States and particularly in the states in which our Bank Subsidiaries operate. Like most financial institutions, the 2008-2009 recession, and the declines in the housing market and real estate values, increased credit defaults, increased foreclosures, and write-downs of asset values, negatively impacted our business and results of operations. Although financial markets have stabilized, the global economies have improved and there has been some recovery in 2010 and 2011, certain segments of the economy continue to be depressed. Further, the economic outlook is clouded by the credit crisis in Europe, and consumer confidence has been periodically shaken by political gridlock, increased energy prices and other events. Further economic deterioration that affects household and/or corporate incomes could result in renewed credit deterioration and reduced demand for credit or fee-based products and services, negatively impacting our performance. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

Recent legislation has impacted our operations, and additional legislation and rulemaking could impact us adversely.

The recent recession spawned a number of significant new laws that impact financial institutions, including the EESA, ARRA and Dodd-Frank Act. The Dodd-Frank Act is particularly far reaching, establishing the BCFP with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, changing the base for deposit insurance assessments, introducing regulatory rate-setting for interchange fees charged to merchants for debit card transactions, enhancing the regulation of consumer mortgage banking, changing the methods and standards for resolution of troubled institutions, and changing the Tier 1 regulatory capital ratio calculations for bank holding companies. The liquidity, capital and stress testing requirements of Basel III in particular, if applied to mid-sized institutions such as Heartland, could negatively impact our operations. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require additional rulemaking by various regulatory agencies, and many could have far reaching implications on our operations. Accordingly, Heartland cannot currently quantify the ultimate impact of this legislation and the related future rulemaking, but expects that the legislation may have a detrimental impact on revenues and expenses, require Heartland to change certain of its business practices, increase Heartland's capital requirements and otherwise adversely affect its business.

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

Our expansion into new markets through National Residential Mortgage could subject us to economic risks in markets with which we are less familiar.

We have expanded our residential real estate mortgage production capability by adding personnel and capacity in our Heartland Mortgage and National Residential unit, and have added residential loan production offices with new personnel in several new geographies. Although we have generally sold the mortgages we originate through National Residential Mortgage into the secondary market, we may elect to retain mortgages in our portfolio in the future, and regardless of such retention have some liability as the originator and servicer of the mortgages. If we inaccurately monitor credit risk in these markets, or retain personnel for National Mortgage who do not accurately report and monitor credit risk, our operations could be negatively affected.

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

Commercial loans were $1.81 billion (including $1.16 billion of commercial real estate loans), or approximately 73% of our total loan portfolio as of December 31, 2011. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.16 billion, or approximately 64%, of our total commercial loan portfolio as of December 31, 2011. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in a few of our markets have negatively affected some of our commercial real estate loans, and further developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the problems that have occurred in the commercial real estate markets continue, particularly within our Western market areas, the value of collateral securing our commercial real estate loans may decline and we may not be able to realize the collateral value that we anticipated at the time of originating the loan, causing us to increase our provision for loan losses and adversely affect our operating results and financial condition. Declining real estate values resulting from the recent recession, particularly in our Western markets in Arizona, Colorado and Montana, caused a decline in credit performance by our commercial real estate loan customers and caused us to significantly increase our provision for loan losses during 2008, 2009, 2010 and a portion of 2011, negatively impacting our financial performance. In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience recurring deterioration in such performance.

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

One- to four-family residential mortgage loans comprised $194.4 million or 8% of our loan and lease portfolio at December 31, 2011, and are secured primarily by properties located in the Midwest. These loans generally result in lower yields and lower profitability for us than other loans in Heartland’s portfolio and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.

Revenue from our mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our profits.

Our mortgage banking division, Heartland Mortgage, will potentially provide a significant portion of our consolidated revenue and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, reduce our income from mortgage lending activities. In addition, new legislation could adversely affect operations.

Deteriorating economic conditions may also cause home buyers to default on their mortgages. In certain of these cases where Heartland Mortgage has originated loans and sold them to investors, it may be required to repurchase loans or provide a financial settlement to investors if it is proven that the borrower failed to provide full and accurate information on or related to their loan application or for which appraisals have not been acceptable or when the loan was not underwritten in accordance with the loan program specified by the loan investor. Such repurchases or settlements would also adversely affect our net income.

Periods of rising interest rates will adversely affect income from mortgage banking activities

In periods of rising interest rates, consumer demand for new mortgages and re-financings decreases which in turn, adversely impacts our mortgage banking division. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2011, consumer loans totaled $220.1 million or 9% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2011, agricultural real estate loans totaled $178.8  million or 7% of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2011, these loans totaled $84.1 million or 3% of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We establish our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. Throughout 2008, 2009, 2010 and 2011, we were required to record provisions for loan losses in excess of our pre-2008 historical experience because of the impact of the economy and real estate values on some of our borrowers, resulting in charge-offs and an increased level of nonperforming assets. At December 31, 2011, our allowance for loan losses as a percentage of total loans, exclusive of loans covered by loss share agreements, was 1.48% and as a percentage of total nonperforming loans was approximately 64%. Although we believe that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

We maintained a balance of $1.33 billion, or nearly 31% of our assets, in investment securities at December 31, 2011, and must periodically test our investment securities for impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. During 2009, we recorded $12.7 million in goodwill impairment charges at Arizona Bank & Trust and Rocky Mountain Bank. An additional $1.6 million goodwill impairment charge was recorded at Rocky Mountain Bank in 2010. Although we do not presently anticipate additional impairment charges, if we conclude that additional amounts of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. At December 31, 2011, we had goodwill of $25.9 million, representing approximately 7% of stockholders’ equity.

Further, our balance sheet reflected approximately $25.9 million of deferred tax assets at December 31, 2011, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Our mortgage banking revenue can be volatile from quarter to quarter, including as a result of changes in interest rates and the value of our mortgage servicing rights and our loans held for sale, and we rely on Government Sponsored Entities ("GSE") to purchase our conforming loans to reduce our credit risk and provide liquidity to fund new liquidity mortgage loans.

A mortgage servicing right ("MSR") is the right to service a mortgage loan for a fee. We acquire MSRs when we originate mortgage loans and keep the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value. If temporary impairment exists, we establish a valuation allowance through a charge to earnings for the amount by which the carrying amount exceeds fair value.

We typically use derivatives and other instruments to hedge changes in the value of loans held for sale. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk.

We sell most of the mortgage loans we originate in order to reduce our credit risk and provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements - referred to as “nonconforming” loans. During the past few years investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity for those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans. When we retain a loan, not only do we keep the credit risk of the loan, but we also do not receive any sale proceeds that could be used to generate new loans. Continued lack of liquidity could limit our ability to fund - and thus originate - new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot assure that GSEs will not materially limit their purchases of conforming loans, including because of capital constraints or changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Each of the GSEs is currently in conservatorship, with its primary regulator, the Federal Housing Agency acting as conservator. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. As noted above, there are various proposals to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, including whether the GSEs will continue to exist in their current form, as well as any effect on Heartland's business and financial results, are uncertain.

We may be required to repurchase mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

We sell residential mortgage loans to various parties, including GSEs and other financial institutions that purchase mortgage loans for investment or private label securitization. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with the FHA and VA contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and compliance with applicable origination laws. We may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. We establish a mortgage repurchase liability related to the various representations and warranties that reflect management's estimate of losses for loans which we have a repurchase obligation. Our mortgage repurchase liability represents management's best estimate of the probable loss that we may expect to incur for the representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. If economic conditions and the housing market do not improve or future investor repurchase demand and our success at appealing repurchase requests differ from past experience, we could continue to have increased repurchase obligations and increased loss severity on repurchases, requiring additions to the repurchase liability.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, and the various state agencies where we have a bank presence. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law deemed to be unfair, abusive and deceptive acts and practices. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

Four of our Bank Subsidiaries have entered into informal written agreements with the FDIC and state regulators, which relate primarily to financial performance and credit quality. These Bank Subsidiaries have submitted three to five year business plans to their regulators and must operate within the parameters of these business plans and submit periodic reports on compliance with these plans. The agreements also require these Bank Subsidiaries to develop plans and take action to address nonperforming assets and watch-list credits. If these Bank Subsidiaries fail to comply with the terms of their respective agreements, the regulators could take enforcement action against them, including the imposition of monetary penalties or the issuance of cease and desist orders requiring corrective action.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As of December 31, 2011, Heartland had no unresolved staff comments.

ITEM 2.

PROPERTIES

The following table is a listing of Heartland’s principal operating facilities:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations
Heartland Financial USA, Inc. 1301 Central Avenue Dubuque, IA 52001	60,000	Owned	2
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	12
Galena State Bank & Trust Co. 971 Gear Street Galena, IL 61036	18,000	Owned	4
Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4
Wisconsin Community Bank 8240 Mineral Point Rd. Madison, WI 53719	19,000	Owned	7
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2016	16
Arizona Bank & Trust 2036 E. Camelback Rd. Phoenix, AZ 85016	14,000	Owned	6
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9
Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	3
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2013	1
Citizens Finance Co. 1275 Main Street Dubuque, IA 52001	5,600	Owned	10

The corporate office of Heartland is located in Dubuque Bank and Trust Company's main office. A majority of the support functions provided to the Bank Subsidiaries by Heartland are performed in the facility located at 1301 Central Avenue in Dubuque, Iowa, which is leased from Dubuque Bank and Trust Company.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2011, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland as of December 31, 2011, position held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation

Lynn B. Fuller	62
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Summit Bank & Trust and Minnesota Bank & Trust; Chairman of Citizens Finance Co.

John K. Schmidt	52
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank & Trust Co. and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.

Kenneth J. Erickson	60	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co.
Douglas J. Horstmann	58	Senior Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company
Melvin E. Miller	62	Executive Vice President, Chief Investment Officer of Heartland
John J. Berg	60	Executive Vice President, Marketing and Sales of Heartland
Brian J. Fox	63	Executive Vice President, Operations of Heartland

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. Until 2004, Mr. Fuller had been a Director of Galena State Bank & Trust Co. since 1992 and Riverside Community Bank since 1995. He has been a Director of Wisconsin Community Bank since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Summit Bank & Trust since 2006 and Minnesota Bank & Trust since 2008. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland.

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

Douglas J. Horstmann has served as Senior Vice President of Heartland since 1999. He has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989, Executive Vice President, Lending in 2000 and Director, President and Chief Executive Officer in 2004. Mr. Horstmann also served as Vice Chairman of First Community Bank from 2007 until its merger with Dubuque Bank and Trust Company in 2011. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking.

Melvin E. Miller was named Executive Vice President, Chief Investment Officer, of Heartland, in 2008. Prior to this promotion, he served as Senior Vice President, Chief Investment Officer, of Heartland since 2000. He joined Dubuque Bank and Trust Company in 1984 as a part-time Investment Officer and came on board full time in 1985 as Assistant Vice President and later was promoted to Senior Vice President and Chief Investment Officer. A Chartered Financial Analyst, Mr. Miller received his MBA degree in Finance from Ball State University in 1973. Prior to joining Dubuque Bank and Trust Company, he had 12 years of college teaching experience in the areas of investments and portfolio management. He was chair of the Department of Accounting and Business at Loras College. Mr. Miller announced his retirement on February 3, 2012. His retirement will be effective on August 1, 2012.

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

Brian J. Fox joined Heartland in 2010 as Executive Vice President, Operations. From 2008 until joining Heartland, Mr. Fox served as Chief Information Officer of First Olathe Bancshares in Overland Park, Kansas. One year after joining First Olathe Bancshares, he was asked to help its principal subsidiary, First National Bank of Olathe, comply with a formal agreement it had entered with the Office of the Comptroller of the Currency (the "OCC") and served as its Chief Risk Officer. In October 2011, First National Bank of Olathe was placed in receivership by the OCC. For the eight years prior to joining First Olathe Bancshares, Mr. Fox drew on his 30 years experience at various banking organizations to provide consulting services to over 100 community banks as Senior Consultant at Vitex, Inc. His areas of responsibility have included strategic planning, credit administration, loan workouts, information technology, project management, mortgage banking, deposit operations and loan operations.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 1,500 stockholders of record as of March 14, 2012, and approximately 1,600 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol “HTLF” and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Heartland Common Stock
Calendar Quarter	High	Low
2011:
First	$18.38	$14.55
Second	17.75	13.20
Third	16.47	12.65
Fourth	17.25	12.81
2010:
First	$16.75	$13.37
Second	20.78	15.85
Third	17.81	13.88
Fourth	18.11	15.04

Cash dividends have been declared by Heartland quarterly during the two years ending December 31, 2011. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2011	2010
First	$0.10	$0.10
Second	0.10	0.10
Third	0.10	0.10
Fourth	0.10	0.10

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank Subsidiaries, and the Bank Subsidiaries are subject to regulatory limitations on the amount of cash dividends they may pay. Heartland is also subject to direct regulatory limitations on the amount of dividends it may pay under the terms of its Series C Preferred Stock issued under the SBLF. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Bank Subsidiaries – Dividend Payments" and "Note 17 Capital Issuance and Redemption to Consolidated Financial Statements" for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

There were no unregistered sales of equity securities made during the fourth quarter of Heartland’s fiscal year 2011.

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

Cumulative Total Return Performance
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Heartland Financial USA, Inc.	$100.00	$65.43	$73.95	$53.04	$66.22	$59.79
NASDAQ Composite	$100.00	$110.66	$66.42	$96.54	$114.06	$113.16
NASDAQ Bank	$100.00	$80.09	$62.84	$52.60	$60.04	$53.74

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2006

125
100
75
50
25
0
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Heartland Financial USA, Inc.
NASDAQ Composite
NASDAQ Bank

*Total return assumes reinvestment of dividends

ITEM 6.

SELECTED FINANCIAL DATA
For the years ended December 31, 2011, 2010, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2011	2010	2009	2008	2007
STATEMENT OF INCOME DATA
Interest income	$191,737	$198,932	$203,293	$202,585	$215,231
Interest expense	46,343	55,880	70,530	86,899	105,891
Net interest income	145,394	143,052	132,763	115,686	109,340
Provision for loan and lease losses	29,365	32,508	39,377	29,319	10,073
Net interest income after provision for loan and lease losses	116,029	110,544	93,386	86,367	99,267
Noninterest income	59,577	52,329	52,704	30,196	31,710
Noninterest expenses	137,296	129,239	132,520	102,239	97,606
Income taxes	10,302	9,846	7,196	3,312	9,409
Income from continuing operations	28,008	23,788	6,374	11,012	23,962
Discontinued operations:
Income from discontinued operations (including gain on sale of $2,242 in 2007)	—	—	—	—	2,756
Income taxes	—	—	—	—	1,085
Income from discontinued operations	—	—	—	—	1,671
Net income	28,008	23,788	6,374	11,012	25,633
Net income available to noncontrolling interest, net of tax	36	115	188	280	—
Net income attributable to Heartland	28,044	23,903	6,562	11,292	25,633
Preferred dividends and discount	(7,640)	(5,344)	(5,344)	(178)	—
Net income available to common stockholders	$20,404	$18,559	$1,218	$11,114	$25,633

PER COMMON SHARE DATA
Net income – diluted	$1.23	$1.13	$0.07	$0.68	$1.54
Income from continuing operations – diluted(1)	1.23	1.13	0.07	0.68	1.44
Cash dividends	0.40	0.40	0.40	0.40	0.37
Dividend payout ratio	32.52%	35.14%	53.24%	58.13%	23.60%
Book value	$16.29	$15.26	$14.38	$14.13	$14.04
Weighted average shares outstanding-diluted	16,575,506	16,461,679	16,325,320	16,365,815	16,596,806

(1) Excludes the discontinued operations of our Broadus branch and the related gain on sale in 2007.

*
The selected historical consolidated financial information set forth above is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL DATA (Continued)
For the years ended December 31, 2011, 2010, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2011	2010	2009	2008	2007
BALANCE SHEET DATA
Investments and federal funds sold	$1,326,794	$1,264,564	$1,175,217	$903,705	$689,949
Loans held for sale	53,528	23,904	17,310	19,695	12,679
Total loans and leases receivable	2,494,631	2,364,787	2,363,002	2,405,001	2,280,167
Allowance for loan and lease losses	36,808	42,693	41,848	35,651	32,993
Total assets	4,305,058	3,999,455	4,012,991	3,630,268	3,264,126
Total deposits	3,210,113	3,034,048	3,050,389	2,640,232	2,376,299
Long-term obligations	372,820	362,527	451,429	437,833	263,607
Preferred equity	81,698	78,483	77,224	75,578	—
Common stockholders’ equity	268,520	250,608	235,057	230,025	230,600

EARNINGS PERFORMANCE DATA
Return on average total assets	0.50%	0.46%	0.03%	0.33%	0.81%
Return on average stockholders’ equity	7.77	7.51	0.51	4.84	11.88
Net interest margin ratio(1)(2)	4.16	4.12	3.99	3.89	3.95
Earnings to fixed charges:
Excluding interest on deposits	2.51x	2.43x	1.58x	1.63x	2.26x
Including interest on deposits	1.70	1.55	1.18	1.17	1.34

ASSET QUALITY RATIOS
Nonperforming assets to total assets	2.39%	3.07%	2.71%	2.51%	1.06%
Nonperforming loans and leases to total loans and leases	2.31	3.87	3.35	3.24	1.40
Net loan and lease charge-offs to average loans and leases	1.46	1.31	1.38	1.15	0.30
Allowance for loan and lease losses to total loans and leases	1.48	1.82	1.80	1.48	1.45
Allowance for loan and lease losses to nonperforming loans and leases	64.09	47.12	53.56	45.73	103.66

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	8.47%	8.13%	8.4%	6.88%	6.84%
Average common equity to average assets	6.45	6.13	6.32	6.80	6.84
Total capital to risk-adjusted assets	15.87	16.23	15.20	14.92	12.48
Tier 1 leverage	14.08	14.06	13.53	10.68	8.01

(1) Excludes the discontinued operations of our Broadus branch and the related gain on sale in 2007.
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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The Consolidated Financial Statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned except for Minnesota Bank & Trust, of which Heartland is an 80% owner.

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

Allowance For Loan And Lease Losses

The process utilized by Heartland to estimate the adequacy of the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Thus, the accuracy of this estimate could have a material impact on Heartland’s earnings. The adequacy of the allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits. For loans individually evaluated and determined to be impaired, the allowance is allocated on a loan-by-loan basis as deemed necessary. These estimates reflect consideration of one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future cash flows discounted at the loan's effective interest rate; (2) the loan's observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. All other loans, including individually evaluated loans determined not to be impaired, are segmented into groups of loans with similar risk characteristics for evaluation and analysis. Loss rates for various collateral types of commercial and agricultural loans are established through assigned discount factors based upon the realizable value historically received on the various types of collateral. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a historic loss rate is established for each group of loans based upon a twelve-quarter weighted moving average loss rate. The adequacy of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each Bank Subsidiary.

Specific factors considered by management in establishing the allowance included the following:

•	Heartland has experienced an increase in net charge-offs during the past four years.

•	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

•	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2011. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

The table below estimates the theoretical range of the 2011 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality:

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

Allowance for loan and lease losses at December 31, 2011	$36,808
Assuming deterioration in credit quality:
Addition to provision	1,638
Resultant allowance for loan and lease losses	$38,446
Assuming improvement in credit quality:
Reduction in provision	(1,851)
Resultant allowance for loan and lease losses	$34,957

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

Goodwill And Other Intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value. Goodwill and indefinite-lived assets are not amortized but are subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods including discounted cash flow analysis. Additionally, estimated cash flows may extend beyond five years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, Heartland reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

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

We engaged a third-party valuation consultant to determine the fair value of goodwill recorded in connection with two of our Bank Subsidiaries at the end of 2009. Based on this valuation, we determined that the fair value of the goodwill associated with these two subsidiaries was less than the carrying amount previously used for this goodwill and that the goodwill was impaired. Accordingly, we recorded an impairment charge of $12.7 million in the fourth quarter of 2009 to reduce the carrying value to fair value at Arizona Bank & Trust and Rocky Mountain Bank. During the third quarter of 2010, a calculation error was discovered in the valuation performed by the independent third party consultant and resulted in the recording of an additional goodwill impairment charge totaling $1.6 million at Rocky Mountain Bank. After consideration of both quantitative and qualitative factors, we determined the amount was not material to the financial statements for 2009 and thus recorded such amount in the third quarter of 2010. A different third party consultant was engaged during the fourth quarter of 2010 to perform another valuation of the remaining goodwill recorded at Rocky Mountain Bank. Based upon the updated valuation, we determined that no further goodwill impairment charges were required. Heartland conducted an internal assessment of the goodwill both collectively and at its subsidiaries in 2011 and determined no further goodwill impairment charges were required.

OVERVIEW

Heartland is a diversified financial services holding company providing full-service community banking through nine banking subsidiaries with a total of 61 banking locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota. In addition, Heartland has separate subsidiaries in the consumer finance, insurance and property management businesses. Our primary strategy is to balance our focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings within existing market areas.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans, also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums and the provision for loan and lease losses. During the most recent years, our operating expenses have also been significantly impacted by net losses on repossessed assets.

Net income recorded for 2011 was $28.0 million, compared to $23.8 million recorded during 2010, an increase of $4.2 million or 18%. Net income available to common stockholders was $20.4 million, or $1.23 per diluted common share, for 2011, compared to $18.6 million, or $1.13 per diluted common share, earned during 2010. Return on average common equity was 7.77% and return on average assets was 0.50% for 2011, compared to 7.51% and 0.46%, respectively, for 2010.

Earnings for 2011 in comparison to 2010 were positively affected by increases in securities gains, which were $13.1 million during 2011 compared to $6.8 million during 2010, gains on sale of loans, which were $11.4 million during 2011 compared to $8.1 million during 2010, and net interest income, which was $145.4 million during 2011 compared to $143.1 million during 2010. Also positively affecting net income for 2011 were reductions in provision for loan losses, which were $29.4 million in 2011 compared to $32.5 million in 2010, net losses on repossessed assets, which were $9.8 million during 2011 compared to $15.3 million during 2010, and FDIC insurance assessments, which were $3.8 million during 2011 compared to $5.4 million during 2010. Net interest margin, expressed as a percentage of average earning assets, was 4.16% during 2011 compared to 4.12% during 2010. The effect of these positive factors was offset somewhat by a decrease in loan servicing income, which was $5.9 million during 2011 compared to $7.2 million during 2010, an increase in salaries and employee benefits, which totaled $75.5 million during 2011 compared to $63.4 million during 2010, an increase in professional fees, which totaled $12.6 million during 2011 compared to $10.4 million during 2010, and an increase in other noninterest expenses, which totaled $15.7 million during 2011 compared to $13.4 million during 2010.

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

At December 31, 2011, total assets were $4.31 billion, an increase of $305.6 million or 8%, over total assets of $4.00 billion at December 31, 2010. Securities represented 31% of total assets at year-end 2011 compared to 32% at year-end 2010. Total loans and leases, exclusive of those covered by loss share agreements, were $2.48 billion at December 31, 2011, compared to $2.34 billion at year-end 2010, an increase of $137.3 million or 6%. Commercial and commercial real estate loans, which totaled $1.81 billion at December 31, 2011, increased $90.5 million or 5% since year-end 2010. Residential mortgage loans, which totaled $194.4 million at December 31, 2011, increased $30.7 million or 19% since year-end 2010. Agricultural and agricultural real estate loans, which totaled $263.0 million at December 31, 2011, increased $12.0 million or 5% since year-end 2010. Consumer loans, which totaled $220.1 million at December 30, 2011, increased $5.6 million or 3% since year-end 2010. Total deposits were $3.21 billion at December 31, 2011, compared to $3.03 billion at year-end 2010, an increase of $176.1 million or

6%. The composition of Heartland's deposits shifted from higher cost certificates of deposit to no cost demand deposits during 2011, as demand deposits increased $156.7 million or 27% since year-end 2010. Certificates of deposit, exclusive of brokered deposits, experienced a decrease of $103.8 million or 12% since year-end 2010. At December 31, 2011, brokered time deposits totaled $41.2 million or 1% of total deposits compared to $37.3 million or 1% of total deposits at December 31, 2010.

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

On September 15, 2011, Heartland joined the Small Business Lending Fund ("SBLF"). Simultaneous with receipt of the SBLF funds, Heartland redeemed the $81.7 million of preferred stock issued to the U.S. Treasury in December 2008 under the Capital Purchase Program, a part of the Troubled Asset Relief Program ("TARP"). As a result of this redemption, $2.6 million in remaining unamortized discount on preferred stock was recognized during the third quarter of 2011. Exclusive of this one-time event, net income available to common stockholders for 2011 would have been $23.0 million or $1.39 per diluted common share.

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

Net interest margin, expressed as a percentage of average earning assets, was 4.16% during 2011 compared to 4.12% during 2010 and 3.99% during 2009. The continuation of a net interest margin above 4.00% has been a direct result of Heartland's pricing discipline. Also positively affecting net interest margin during 2011 was improvement in the level of nonaccrual loans not covered by loss share agreements, which had balances of $57.4 million or 2.31% of total loans and leases at December 31, 2011, compared to $90.6 million or 3.87% of total loans and leases at December 31, 2010, and $78.1 million or 3.35% of total loans and leases at December 31, 2009. Because deposit rates have been set at close to the bottom of their manageable range, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are presently impacted by competition for new loans, management anticipates that it will be increasingly difficult to maintain net interest margin above 4.00% during the coming year.

On a tax-equivalent basis, interest income decreased $6.2 million or 3% to $197.7 million during 2011 compared to $203.9 million during 2010. The positive effect of a $44.2 million or 1% growth in average earning assets during 2011 compared to 2010 on interest income, was more than offset by the impact of a decrease in the average interest rate earned on these assets which was 5.43% during 2011 compared to 5.67% during 2010, primarily due to the decrease in the average interest rate earned on total securities which was 3.69% during 2011 compared to 4.17% during 2010. The composition of average earning assets changed as the percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 65% during 2011 compared to 66% during 2010. On a tax-equivalent basis, interest income decreased $3.9 million or 2% to $203.9 million during 2010 compared to $207.8 million during 2009. Growth in average earning assets during 2010 was $157.7 million or 5% over 2009. The percentage of average loans to total average earning assets was 66% during 2010 compared to 69% during 2009.

Interest expense for 2011 was $46.3 million compared to $55.9 million during 2010, a decrease of $9.6 million or 17%. During 2010, interest expense decreased $14.6 million or 21% from $70.5 million paid during 2009. Interest rates paid on our deposits and borrowings decreased significantly during 2011 and 2010. These decreases resulted primarily from an outflow of higher cost certificates of deposit and a reduction in other borrowings. The average interest rates paid on Heartland's interest bearing deposits and borrowings was 1.53% in 2011 compared to from 1.79% in 2010 and 2.34% in 2009. The opportunity for continued downward repricing of maturing certificates of deposit has begun to diminish. For the next twelve months, the amount of certificates of deposit maturing is $347.0 million, or 44% of total certificates of deposit, at a weighted average rate of 1.41%. Additionally, we believe that the rates currently paid on our non-maturity deposits are effectively approaching a floor and that we will have less flexibility to pay lower rates on these deposits in the future.

Net interest income on a tax-equivalent basis increased $3.3 million or 2% during 2011 and $10.7 million or 8% during 2010. These increases reflect Heartland's success in optimizing the composition of its interest bearing liabilities by de-emphasizing higher cost time deposits, which decreased to 35% of total average interest bearing deposits during 2011 compared to 38% during 2010 and 47% during 2009.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest margin. We plan to continue to work toward improving both our earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40% of our commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate. Since a large portion of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive affect on our interest income. Item 7A of this Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 11 to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
(Dollars in thousands)
	For the year ended Dec. 31, 2011			For the year ended Dec. 31, 2010			For the year ended Dec. 31, 2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$959,953	$28,195	2.94%	$956,976	$34,507	3.61%	$873,276	$39,782	4.56%
Municipals(1)(2)	300,193	18,262	6.08	264,307	16,408	6.21	186,716	12,307	6.59
Total securities	1,260,146	46,457	3.69	1,221,283	50,915	4.17	1,059,992	52,089	4.91
Interest bearing deposits	3,179	3	0.09	3,541	14	0.40	2,943	27	0.92
Federal funds sold	430	1	0.23	667	1	0.15	835	2	0.24
Loans and leases:
Commercial and commercial real estate(1)(3)	1,747,968	99,986	5.72	1,727,548	101,720	5.89	1,696,794	101,854	6.00
Residential real estate	198,312	10,172	5.13	203,596	10,663	5.24	219,303	12,596	5.74
Agricultural and agricultural real estate(1)(3)	255,615	15,553	6.08	258,943	15,966	6.17	259,700	16,633	6.40
Consumer	216,268	20,526	9.49	224,288	20,052	8.94	232,475	20,325	8.74
Direct financing leases, net	701	38	5.42	1,572	92	5.85	3,927	213	5.42
Fees on loans	—	4,939	—	—	4,452	—	—	4,085	—
Less: allowance for loan and lease losses	(42,693)	—	—	(45,748)	—	—	(37,964)	—	—
Net loans and leases	2,376,171	151,214	6.36	2,370,199	152,945	6.45	2,374,235	155,706	6.56
Total earning assets	3,639,926	$197,675	5.43%	3,595,690	$203,875	5.67%	3,438,005	$207,824	6.04%
NONEARNING ASSETS
Total nonearning assets	431,885			434,692			374,738
TOTAL ASSETS	$4,071,811			$4,030,382			$3,812,743
INTEREST BEARING LIABILITIES
Interest bearing deposits:
Savings	$1,589,697	$9,090	0.57%	$1,557,658	$13,677	0.88%	$1,282,212	$18,407	1.44%
Time, $100,000 and over	265,664	5,928	2.23	296,325	7,534	2.54	373,159	11,202	3.00
Other time deposits	590,767	14,206	2.40	649,892	17,061	2.63	754,814	23,135	3.06
Short-term borrowings	202,183	893	0.44	200,389	1,160	0.58	143,239	733	0.51
Other borrowings	373,119	16,226	4.35	423,125	16,448	3.89	464,816	17,053	3.67
Total interest bearing liabilities	3,021,430	46,343	1.53	3,127,389	55,880	1.79	3,018,240	70,530	2.34
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	667,952			536,053			437,468
Accrued interest and other liabilities	37,551			39,363			36,700
Total noninterest bearing liabilities	705,503			575,416			474,168
STOCKHOLDERS’ EQUITY	344,878			327,577			320,335
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,071,811			$4,030,382			$3,812,743
Net interest income(1)		$151,332			$147,995			$137,294
Net interest spread			3.90%			3.88%			3.70%
Net interest income to total earning assets(1)			4.16%			4.12%			3.99%
Interest bearing liabilities to earning assets	83.01%			86.98%			87.79%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.
(2) Includes taxable municipal securities of $109.8 million, $101.2 million and $31.9 million for 2011, 2010 and 2009, respectively.
(3) Nonaccrual loans are included in average loans outstanding.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest bearing liabilities. It quantifies the changes in interest income and interest expense related to changes in the average outstanding balances (volume) and those changes caused by fluctuating interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume, calculated by multiplying the difference between the average balance for the current period and the average balance for the prior period by the rate for the prior period, and (ii) changes in rate, calculated by multiplying the difference between the rate for the current period and the rate for the prior period by the average balance for the prior period. The unallocated change has been allocated pro rata to volume and rate variances.

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)
(Dollars in thousands)
	For the years ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$2,743	$(9,055)	$(6,312)	$3,813	$(9,088)	$(5,275)
Municipals(1)(2)	(2,910)	4,764	1,854	5,114	(1,013)	4,101
Interest bearing deposits	(1)	(10)	(11)	5	(18)	(13)
Federal funds sold	—	—	—	—	(1)	(1)
Loans and leases(1)(3)	385	(2,116)	(1,731)	(265)	(2,496)	(2,761)
TOTAL EARNING ASSETS	217	(6,417)	(6,200)	8,667	(12,616)	(3,949)
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	276	(4,863)	(4,587)	3,954	(8,684)	(4,730)
Time, $100,000 and over	(736)	(870)	(1,606)	(2,307)	(1,361)	(3,668)
Other time deposits	(1,484)	(1,371)	(2,855)	(3,216)	(2,858)	(6,074)
Short-term borrowings	10	(277)	(267)	292	135	427
Other borrowings	(2,059)	1,837	(222)	(1,530)	925	(605)
TOTAL INTEREST BEARING LIABILITIES	(3,993)	(5,544)	(9,537)	(2,807)	(11,843)	(14,650)
NET INTEREST INCOME	$4,210	$(873)	$3,337	$11,474	$(773)	$10,701

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.
(2) Includes taxable municipal securities of $109.8 million, $101.2 million and $31.9 million for 2011, 2010 and 2009, respectively.
(3) Nonaccrual loans are included in average loans outstanding.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. We believe the allowance for loan and lease losses as of December 31, 2011, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

The allowance for loan and lease losses at December 31, 2011, was 1.48% of loans and leases and 64.09% of nonperforming loans compared to 1.82% of loans and leases and 47.12% of nonperforming loans at December 31, 2010, and 1.80% of loans and leases and 53.56% of nonperforming loans at December 31, 2009. The provision for loan losses totaled $29.4 million for

2011 compared to $32.5 million for 2010 and $39.4 million for 2009. Additions to the allowance for loan and lease losses began increasing with the recession in 2008 as depressed economic conditions resulted in increased delinquencies. Particularly affected were our Western markets in Arizona and Montana. The increased, although moderated, provisions continued during 2011 as some individual credits continued to be impacted and updated appraised values of collateral reflected a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods.

Noninterest Income

The table below shows our noninterest income for the years indicated:

NONINTEREST INCOME
(Dollars in thousands)
	For the years ended December 31,			% Change
	2011	2010	2009	2011/ 2010	2010/ 2009
Service charges and fees, net	$14,303	$13,900	$12,541	3%	11%
Loan servicing income	5,932	7,232	9,666	(18)	(25)
Trust fees	9,856	9,206	7,773	7	18
Brokerage and insurance commissions	3,511	3,184	3,117	10	2
Securities gains, net	13,104	6,834	8,648	92	(21)
Gain (loss) on trading account securities	89	(91)	211	198	(143)
Impairment loss on equity securities	—	—	(40)	—	(100)
Gains on sale of loans held for sale	11,366	8,088	6,084	41	33
Income (loss) on bank-owned life insurance	1,349	1,466	1,002	(8)	46
Gain on acquisition	—	—	1,296	—	(100)
Valuation adjustment on mortgage servicing rights	(19)	—	—	—	—
Other noninterest income	86	2,510	2,406	(97)	4
Total noninterest income	$59,577	$52,329	$52,704	14%	(1)%

Noninterest income was $59.6 million in 2011 compared to $52.3 million in 2010, an increase of $7.3 million or 14%. Categories contributing to the increase during 2011 compared to 2010 were securities gains, gains on sale of loans held for sale, service charges and fees, trust fees and brokerage and insurance commissions. Noninterest income was $52.3 million during 2010 compared to $52.7 million during 2009, a decrease of $375,000 or 1%. Positively affecting noninterest income during 2010 were increases in service charges and fees, trust fees, gains on sale of loans held for sale and income on bank-owned life insurance. A portion of these increases were offset by decreases in loan servicing income and securities gains. Additionally, noninterest income during 2009 included a $1.3 million gain on acquisition.

During 2011, service charges and fees increased $403,000 or 3% from 2010 to 2011, and increased $1.4 million or 11% from 2009 to 2010. Service charges on checking and savings accounts increased $444,000 or 15% during 2011 to $3.3 million and increased $360,000 or 14% to $2.9 million during 2010 from $2.5 million during 2009. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts were at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Overdraft fees totaled $5.4 million during 2011, $6.1 million during 2010 and $5.9 million in 2009. The $630,000 or 10% decrease in 2011 was primarily due to the implementation of the revisions to Regulation E that were effective August 15, 2010, and the impact of changes initiated to comply with FDIC guidance related to overdraft privilege programs. The Regulation E revisions had minimal impact during the last two quarters of 2010 as our Bank Subsidiaries were able to add 7,000 accounts to their overdraft protection service. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, increased $563,000 or 13% from $4.4 million during 2010 to $5.0 million during 2011, and increased $836,000 or 23% from $3.6 million during 2009 to $4.4 million during 2010.

Loan servicing income decreased $1.3 million or 18% during 2011 and $2.4 million or 25% during 2010. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $3.7 million during 2011 compared to $5.8 million during 2010 and $8.6 million during 2009. The amortization of mortgage servicing rights was $3.6 million during 2011 compared to $4.1 million during 2010 and $3.6 million during 2009. Note 7 to the consolidated financial statements contains a discussion about our mortgage servicing rights. Long-term mortgage loan rates were at all-time lows during all of 2011 and much of 2010, which resulted in increased residential mortgage loan refinancing activity. Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $3.6 million during 2011 compared to $3.1 million during 2010 and $2.4 million during 2009. The portfolio of mortgage loans serviced for others by Heartland totaled $1.54 billion at December 31, 2011, compared to $1.40 billion at December 31, 2010, and $1.15 billion at December 31, 2009. We intend to continue to emphasize residential mortgage loan origination and expand this line of business during 2012.

Trust fees increased $650,000 or 7% during 2011 and $1.4 million or 18% during 2010. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.36 billion at December 31, 2011, compared to $1.38 billion at December 31, 2010, and $1.16 billion at December 31, 2009. Those values fluctuate throughout the year as market conditions improve or decline. During 2010, market conditions had stabilized in comparison to 2009. The total number of trust accounts was 1,987 at December 31, 2011, compared to 1,970 at December 31, 2010, and 1,897 at December 31, 2009.

Brokerage and insurance commissions increased $327,000 or 10% during 2011 and $67,000 or 2% during 2010. During 2011, Heartland's customers continued to seek the higher rates offered in fixed income products and also overcame some of their reluctance to invest in equity securities. Consistent with the national market, these commissions were low in 2009 as clients were uncertain about the condition of the financial markets and unwilling to make investments that could result in further losses in their portfolios.

Securities gains totaled $13.1 million during 2011 compared to $6.8 million during 2010 and $8.6 million during 2009. Volatility in the bond market provided opportunities in both 2011 and 2010 to swap securities from one sector of the portfolio to another without significantly changing the duration of the portfolio. One such strategy was the sale of taxable municipal bonds and the reinvestment into tax-exempt municipal bonds in 2011. Another strategy initiated in the second quarter of 2011 shifted a portion of the securities portfolio from agencies to treasuries and shorter-term mortgage-backed securities. Additionally, during the first quarter of 2011, a private label Z tranche security with a book value of $10,000 was sold at a gain of $1.4 million. Seven of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $141,000 and a market value of $3.1 million at December 31, 2011. Management has not determined when any future sales of these securities will occur.

The equity securities trading portfolio recorded gains of $89,000 during 2011 compared to losses of $91,000 during 2010 and gains of $211,000 during 2009. The gains and losses recorded on this portfolio were generally reflective of the overall activity in the stock market.

Gains on sale of loans held for sale totaled $11.4 million during 2011 compared to $8.1 million during 2010, an increase of $3.3 million or 41%. Even though the origination of 15- and 30-year, fixed-rate residential mortgage loans was slower during the first half of 2011 compared to the first half of 2010, the gains on sale of loans increased as a result of better pricing received on the sale of these loans into the secondary market. Beginning in the second quarter of 2011, Heartland began selling a majority of these loans under a bulk delivery method instead of on an individual delivery method. Refinancing activity increased during the third quarter of 2011 as long-term mortgage loan rates again fell to all-time lows, combined with the recent opening of loan production offices, operating under the National Residential Mortgage name, in metro San Diego, California; Austin, Texas; and Reno, Nevada. New residential mortgage loans are originated under the Heartland subsidiary bank brands in current banking markets or under the National Residential Mortgage brand in non-footprint locations. A team of mortgage banking professionals and executives in the Phoenix, Arizona market were hired by Heartland in late 2010. This unit has implemented a highly efficient loan origination process at all Heartland locations. As this unit expands both within and outside the Heartland footprint, management expects to see continued increases in mortgage loan originations from both new purchases and refinancing activity. Gains on sale of loans held for sale totaled $8.1 million during 2010 compared to $6.1 million during 2009, an increase of $2.0 million or 33%. These gains increased during 2010 compared to 2009 as long-term mortgage loan rates fell to historical lows during the last half of 2010 and resulted in increased refinancing activity on 15- and 30-year, fixed-rate mortgage loans which we normally elect to sell into the secondary market and retain the servicing. During 2011, we originated $537.8 million in new and refinanced loans to 2,830 borrowers as compared to $694.3 million to 3,982 borrowers in 2010 and $825.2 million to 4,560 borrowers in 2009. Even though the volume of these types of loans declined year to year, the gains on sale were sequentially higher as a result of more effective pricing on these loans.

Income on bank owned life insurance decreased $117,000 or 8% during 2011 compared to 2010. A large portion of Heartland's bank owned life insurance is held in a separate account product that experienced lower yields during 2011. The change in cash surrender value on bank-owned life insurance resulted in income of $1.5 million during 2010 compared to income of $1.0 million during 2009, as the separate account product experienced improvement in market values during 2010.

Other noninterest income was $86,000 during 2011 compared to $2.5 million during 2010 and $2.4 million during 2009. Affecting other noninterest income were payments due to or from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed on July 2, 2009. Payments due to the FDIC totaled $913,000 during 2011, whereas payments due from the FDIC totaled $652,000 during 2010 and $1.1 million during 2009. During 2010, Heartland recorded other noninterest income for life insurance proceeds of $502,000.

Noninterest Expense

The table below shows our noninterest expense for the years indicated:

NONINTEREST EXPENSE
(Dollars in thousands)
	For the years ended December 31,			% Change
	2011	2010	2009	2011/ 2010	2010/ 2009
Salaries and employee benefits	$75,537	$63,391	$60,465	19%	5%
Occupancy	9,363	9,121	8,992	3	1
Furniture and equipment	5,636	6,104	6,574	(8)	(7)
Professional fees	12,567	10,446	9,127	20	14
FDIC insurance assessments	3,777	5,441	6,578	(31)	(17)
Advertising	4,292	3,830	3,337	12	15
Goodwill impairment charge	—	1,639	12,659	(100)	(87)
Intangible assets amortization	572	591	866	(3)	(32)
Net loss on repossessed assets	9,807	15,264	10,847	(36)	41
Other noninterest expenses	15,745	13,412	13,075	17	3
Total noninterest expense	$137,296	$129,239	$132,520	6%	(2)%
Efficiency ratio(1)	69.41%	66.79%	73.07%

(1) Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

Noninterest expense totaled $137.3 million in 2011 compared to $129.2 million in 2010, an $8.1 million or 6% increase. Contributing to this increase in noninterest expense were increases in salaries and employee benefits, professional fees and other noninterest expenses. The effect of these increases was partially mitigated by a decrease in FDIC insurance assessments and a decrease in net losses on repossessed assets. For 2010, noninterest expense decreased $3.3 million or 2% when compared to 2009, primarily because of the impact of goodwill impairment charges which totaled $1.6 million during 2010 and $12.7 million during 2009. Exclusive of these goodwill impairment charges, noninterest expense increased $7.7 million or 6% in 2010. The primary contributors to this increase were increases in salaries and employee benefits, professional fees and net losses on repossessed assets. The effect of these increases was partially mitigated by a decrease in FDIC insurance assessments.

The largest component of noninterest expense, salaries and employee benefits, increased $12.1 million or 19% during 2011 compared to 2010, and increased $2.9 million or 5% during 2010 compared to 2009. Most of the increase in 2011 and a portion of the increase in 2010 was a result of the expansion of residential loan origination and the addition of personnel in the Heartland Mortgage and National Residential Mortgage units. The increase in 2010 also reflects increased compensation rates as salaries that were frozen during the height of the recession were increased. Total average full-time equivalent employees were 1,114 during 2011 compared to 1,027 during 2010 and 1,024 during 2009.

Professional fees increased $2.1 million or 20% during 2011 and $1.3 million or 14% during 2010. These increases were primarily associated with the workout and disposition of nonperforming assets and the services provided to Heartland by third-party consultants.

FDIC assessments decreased $1.7 million or 31% during 2011 and $1.1 million or 17% during 2010, primarily associated with a change in the FDIC assessment rates that became effective April 1, 2011. These new rates are based upon total assets minus tangible equity of the insured bank instead of total deposits. Included in the FDIC assessments recorded during 2009 was $1.7 million for the emergency special assessment.

Advertising expense was $4.3 million during 2011 compared to $3.8 million during 2010 and $3.3 million during 2009. During 2010, we engaged a third party service provider to redesign the websites for our bank subsidiaries. In 2011, two additional websites were designed for significant product lines. Promotional expenses also increased commensurate with the development of our residential mortgage expansion, increased media advertising for retail checking accounts and television and radio production expense for a branding campaign.

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

Net losses on repossessed assets totaled $9.8 million during 2011 compared to $15.3 million during 2010 and $10.8 million during 2009. A majority of these losses resulted from valuation adjustments due to reductions in commercial real estate values.

Other noninterest expenses increased increased $2.3 million or 17% during 2011. During the first quarter of 2011, a $403,000 writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale, was recorded. In addition, Heartland established a repurchase reserve for the potential buyback of residential mortgage loans totaling $613,000 during the fourth quarter of 2011. The remaining increase in other noninterest expenses during 2011 resulted primarily from expenses associated with the ramp up of our mortgage origination operations.

Income Taxes

Heartland's effective tax rate was 26.9% for 2011 compared to 29.2% for 2010 and 52.3% for 2009. Excluding a non-deductible goodwill impairment charge, our effective tax rate was 27.8% for 2010 and 27.2% for 2009. During the third quarter of 2011, Heartland's income taxes included a $404,000 refund for state taxes attributable to the 2007 and 2008 tax years. The effective tax rate included federal low-income housing tax credits of $798,000 in 2011, $554,000 in 2010 and $212,000 in 2009. The additional credits in 2011 and 2010 were associated with Dubuque Bank and Trust Company’s ownership interest in a new low-income housing project for seniors located in Dubuque, Iowa. The effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 28.8% during 2011, 27.3% during 2010 and 32.1% during 2009. The tax-equivalent adjustment for this tax-exempt interest income was $5.9 million during 2011, $4.9 million during 2010 and $4.5 million during 2009.
FINANCIAL CONDITION

At December 31, 2011, total assets had increased $305.6 million or 8% since year-end 2010. Securities represented 31% of total assets at December 31, 2011, compared to 32% at December 31, 2010. At December 31, 2010, total assets had decreased $13.5 million or less than 1% since year-end 2009. Securities represented 32% of total assets at December 31, 2010, compared to 29% at December 31, 2009. Additional securities were purchased during both 2011 and 2010 as deposit growth outpaced loan growth.

Lending Activities

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan and lease portfolio at the end of the years indicated:

LOAN AND LEASE PORTFOLIO
(Dollars in thousands)
	As of December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans and leases receivable held to maturity:
Commercial	$645,666	25.95%	$558,031	23.75%	$420,021	17.98%	$434,444	18.03%	$400,788	17.55%
Commercial real estate	1,163,784	46.79	1,160,962	49.43	1,250,087	53.52	1,283,627	53.27	1,231,809	53.93
Residential real estate	194,436	7.82	163,726	6.97	175,059	7.49	203,921	8.46	217,044	9.50
Agricultural and agricultural real estate	262,975	10.57	250,943	10.68	256,780	10.99	247,664	10.28	225,663	9.88
Consumer	220,099	8.85	214,515	9.13	231,709	9.92	234,061	9.72	199,518	8.74
Lease financing, net	450	0.02	981	0.04	2,326	0.10	5,829	0.24	9,158	0.40
Gross loans and leases receivable held to maturity	2,487,410	100.00%	2,349,158	100.00%	2,335,982	100.00%	2,409,546	100.00%	2,283,980	100.00%
Unearned discount	(2,463)		(2,581)		(2,491)		(2,443)		(2,107)
Deferred loan fees	(3,663)		(2,590)		(2,349)		(2,102)		(1,706)
Total net loans and leases receivable held to maturity	2,481,284		2,343,987		2,331,142		2,405,001		2,280,167
Loans covered under loss share agreements:
Commercial and commercial real estate	$6,380	47.80%	$10,056	48.34%	$15,068	47.29%	$—	—%	$—	—%
Residential mortgage	4,158	31.15	5,792	27.85	8,984	28.20	—	—	—	—
Agricultural and agricultural real estate	1,659	12.43	2,723	13.09	3,626	11.38	—	—	—	—
Consumer	1,150	8.62	2,229	10.72	4,182	13.13	—	—	—	—
Total loans covered under loss share agreements	13,347	100.00%	20,800	100.00%	31,860	100.00%	—	—%	—	—%
Allowance for loan and lease losses	(36,808)		(42,693)		(41,848)		(35,651)		(32,993)
Loans and leases receivable, net	$2,457,823		$2,322,094		$2,321,154		$2,369,350		$2,247,174

The table below sets forth the remaining maturities by loan and lease category, including loans held for sale and loans covered by loss share agreements, and excluding unearned discount and deferred loan fees, as of December 31, 2011:

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES(1)
(Dollars in thousands)
		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$289,669	$118,214	$81,932	$87,164	$71,311	$648,290
Commercial real estate	362,100	381,493	237,994	43,774	142,179	1,167,540
Residential real estate	27,313	36,521	13,302	111,468	62,425	251,029
Agricultural and agricultural real estate	128,530	63,803	37,034	11,381	24,979	265,727
Consumer	51,972	63,151	8,755	13,385	83,986	221,249
Lease financing, net	297	153	—	—	—	450
Total	$859,881	$663,335	$379,017	$267,172	$384,880	$2,554,285

(1) Maturities based upon contractual dates

Total loans and leases, exclusive of those covered by loss share agreements, were $2.48 billion at December 31, 2011, compared to $2.34 billion at year-end 2010, an increase of $137.3 million or 6%, with $107.1 million occurring during the fourth quarter. The loan category experiencing the majority of the growth during 2011 was commercial and commercial real estate loans. During 2010, total loans and leases, exclusive of those covered by the FDIC loss share agreements, experienced an increase of $12.8 million or 1%. The loan category experiencing the majority of the growth during 2010 was commercial and commercial real estate loans.

The commercial and commercial real estate loan category continues to be the primary focus for all the Bank Subsidiaries. These loans comprised 73% of the loan portfolio at both year-end 2011 and 2010 compared to 72% at year-end 2009. These loans increased $90.5 million or 5% during 2011 compared to an increase of $48.9 million or 3% during 2010. Nearly 65% of the 2011 growth occurred at our banks in the Midwest. The banks contributing most significantly to the 2011 growth were Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Wisconsin Community Bank, Arizona Bank & Trust, Summit Bank & Trust and Minnesota Bank & Trust. Most of the 2010 growth occurred at Dubuque Bank and Trust Company, Wisconsin Community Bank, New Mexico Bank & Trust and Minnesota Bank & Trust.

The dividend rate payable on the preferred stock issued to the U.S. Treasury under the SBLF is subject to reduction during the second to tenth quarters after issuance (through December 31, 2013) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00% if QSBL increases by ten percent or more over that period. If Heartland's QSBL does not increase by the tenth quarter, the rate will increase to 7.00%. In addition, if there is no increase in our QSBL by January 1, 2014, we will be required to pay a special lending incentive fee of 2.00% per year through March 31, 2016. From the eleventh quarter through March 16, 2016, the rate remains fixed at the rate determined at the end of the tenth quarter and will increase to 9.00% if the SBLF funding has not been repaid by March 16, 2016. Heartland's baseline amount was determined to be $923.0 million, which would require us to grow our QSBL by $92.3 million to have the dividend rate paid to the U.S. Treasury reduced to 1.00%. Any reduction in the dividend rate paid to the U.S. Treasury does not begin until QSBL has grown by more than 2.5% over the baseline. Through December 31, 2011, Heartland's QSBL had grown by $17.3 million, approximately $5.8 million short of the growth necessary to begin receiving any dividend rate reductions.

Residential mortgage loans experienced an increase of $30.7 million or 19% during 2011, primarily during the last quarter of year as we ramped up this line of business. In 2010, residential mortgage loans decreased $11.3 million or 6%. Management anticipates that growth in our residential mortgage loan portfolio will be slower in low interest rate environments when consumers are more apt to choose 15- and 30-year fixed-rate mortgage loans which are usually sold into the secondary market. Servicing is retained on a portion of these loans so that the Bank Subsidiaries have an opportunity to continue providing their customers the excellent service they expect.

Agricultural and agricultural real estate loans outstanding increased $12.0 million or 5% during 2011, compared to a decrease of $5.8 million or 2% during 2010. Of the $263.0 million in agricultural loans at year-end 2011, 75% were originated by our banks in the Midwest. Of the $250.9 million in agricultural loans at year-end 2010, 70% were originated at our Midwestern banks. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle, with approximately 32% being in grain production.

Consumer loans increased $5.6 million or 3% during 2011 compared to a decrease of $17.2 million or 7% during 2010. Consumer loans at Citizens Finance Co. comprised 27% of our total consumer loan portfolio at December 31, 2011, 24% at December 31, 2010, and 21% at December 31, 2009. Expansion of Citizens Finance Co. was put on hold until December of 2010, when its ninth office was opened in Aurora, Illinois. A tenth office was opened in Peoria, Illinois in September 2011.

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

Loans and leases secured by real estate, either fully or partially, totaled $1.7 billion or 70% of total loans and leases at December 31, 2011, and $1.7 billion or 71% of total loans and leases at December 31, 2010. Approximately 60% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below:

LOANS SECURED BY REAL ESTATE
(Dollars in thousands)	As of December 31,
	2011	2010
Residential real estate, excluding residential construction and residential lot loans	$426,736	$389,790
Industrial, manufacturing, business and commercial	199,487	186,558
Agriculture	200,204	201,750
Land development and lots	129,783	152,658
Retail	161,795	168,916
Office	136,826	124,041
Hotel, resort and hospitality	111,550	97,442
Warehousing	62,973	65,196
Food and beverage	73,196	68,550
Multi-family	66,063	62,886
Residential construction	37,685	42,564
All other	135,802	137,216
Total loans secured by real estate	$1,742,100	$1,697,567

The table below sets forth the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS
(Dollars in thousands)
	As of December 31,
	2011	2010	2009	2008	2007
Not covered under loss share agreements:
Nonaccrual loans and leases	$57,435	$90,512	$78,118	$76,953	$30,694
Loans and leases contractually past due 90 days or more	—	85	17	1,005	1,134
Total nonperforming loans and leases	57,435	90,597	78,135	77,958	31,828
Other real estate	43,506	31,731	30,205	11,750	2,195
Other repossessed assets	648	302	501	1,484	438
Total nonperforming assets not covered under loss share agreements	$101,589	$122,630	$108,841	$91,192	$34,461
Covered under loss share agreements:
Nonaccrual loans and leases	$3,345	$4,901	$4,170	$—	$—
Loans and leases contractually past due 90 days or more	—	—	—	—	—
Total nonperforming loans and leases	3,345	4,901	4,170	—	—
Other real estate	881	271	363	—	—
Other repossessed assets	—	—	—	—	—
Total nonperforming assets covered under loss share agreements	$4,226	$5,172	$4,533	$—	$—
Restructured loans(1)	$25,704	$23,719	$46,656	$—	$—
Nonperforming loans and leases not covered under loss share agreements to total loans and leases receivable	2.31%	3.87%	3.35%	3.24%	1.40%
Nonperforming assets not covered under loss share agreements to total loans and leases receivable plus repossessed property	4.02%	5.16%	4.61%	3.77%	1.51%
Nonperforming assets not covered under loss share agreements to total assets	2.39%	3.07%	2.71%	2.51%	1.06%

(1) Represents accruing restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during 2011:

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2010	$95,498	$32,002	$302	$127,802
Loan foreclosures	(41,933)	41,272	661	—
Net loan charge offs	(35,250)	—	—	(35,250)
New nonperforming loans	75,676	—	—	75,676
Reduction of nonperforming loans(1)	(33,211)	—	—	(33,211)
OREO/Repossessed sales proceeds	—	(21,635)	(234)	(21,869)
OREO/Repossessed assets writedowns, net	—	(7,252)	(52)	(7,304)
Net activity at Citizens Finance Co.	—	—	(29)	(29)
December 31, 2011	$60,780	$44,387	$648	$105,815

(1) Includes principal reductions and transfers to performing status.

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

Nonperforming loans and leases, exclusive of those covered under the loss sharing agreements, were $57.4 million or 2.31% of total loans and leases receivable at December 31, 2011, compared to $90.6 million or 3.87% of total loans and leases receivable at December 31, 2010, and $78.1 million or 3.35% of total loans and leases receivable at December 31, 2009. Approximately 57%, or $32.7 million, of our nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate 15 borrowers, are primarily concentrated in our banks serving the Western states, with $8.8 million originated by Arizona Bank & Trust, $8.2 million originated by New Mexico Bank & Trust, $4.5 million originated by Wisconsin Community Bank, $4.5 million originated by Rocky Mountain Bank, $3.9 million originated by Riverside Community Bank and $2.8 million originated by Galena State Bank & Trust Co. At December 31, 2010, approximately 62%, or $56.0 million, had individual loan balances exceeding $1.0 million. These nonperforming loans were to 25 borrowers, with $17.9 million originated by Rocky Mountain Bank, $11.8 million originated by Summit Bank & Trust, $8.9 million originated by Wisconsin Community Bank, $8.8 million originated by New Mexico Bank & Trust, $5.2 million originated by Arizona Bank & Trust, $1.8 million originated by Galena State Bank & Trust Co. and $1.6 million originated by Riverside Community Bank. The portion of our nonperforming loans covered by government guarantees was $2.7 million at December 31, 2011, $3.7 million at December 31, 2010, and $3.3 million at December 31, 2009.

The industry breakdown for nonperforming loans with individual balances exceeding $1.0 million at December 31, 2011, as identified using the North American Industry Classification System (NAICS), was $14.4 million for lot and land development and $6.7 million for construction and development. The remaining $11.6 million was distributed among seven other industries. At December 31, 2010, the industry breakdown for nonperforming loans with individual balances exceeding $1.0 million was $13.1 million to lessors of real estate, $11.6 million for lot and land development, $6.6 million for other activities related to real estate and $3.8 million for construction and development. The remaining $20.9 million was distributed among 9 other industries.

Delinquencies in each of the loan portfolios continues to be well managed and no significant adverse trends have been identified. Loans delinquent between 30 and 89 days as a percentage of total loans were 0.23% at December 31, 2011, compared to 0.54% at September 30, 2011, 0.60% at June 30, 2011, 0.61% at March 31, 2011, and 0.67% at December 31, 2010.

Other real estate owned, exclusive of assets covered under loss sharing agreements, was $44.4 million at December 31, 2011, compared to $32.0 million at December 31, 2010. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues with its plans to market these properties through an orderly liquidation process instead of under a quick liquidation process that would likely result in discounts greater than the projected carrying costs. During 2011, $21.8 million of other real estate owned was sold, $5.4 million during the fourth quarter, $6.2 million during the third quarter, $4.9 million during the second quarter and $5.3 million during the first quarter.

In certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Although many of our loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes, we have also participated in certain restructuring programs for residential real estate borrowers. In general, certain residential real estate borrowers facing an interest rate reset that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. In addition, during 2009, our Bank Subsidiaries began participating in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”) for loans in its servicing portfolio. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program. We also utilize a similar mortgage loan restructuring program for certain borrowers within our portfolio loans.

We had an aggregate balance of $34.6 million in restructured loans at December 31, 2011, of which $8.9 million was classified as nonaccrual and $25.7 million was accruing interest according to the restructured terms. At December 31, 2010, we had an aggregate balance of $36.4 million in restructured loans, of which $12.7 million was classified as nonaccrual and $23.7 million was accruing interest according to the restructured terms.

At December 31, 2011, $90.6 million or 56% of the consumer loans originated by the Bank Subsidiaries were in home equity lines of credit ("HELOC's") compared to $94.9 million or 58% at December 31, 2010, and $104.4 million or 56% at December 31, 2009. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, HELOC’s are established at an 80% loan to value.

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

The allowance for loan and lease losses at December 31, 2011, was 1.48% of loans and leases and 64.09% of nonperforming loans compared to 1.82% of loans and leases and 47.12% of nonperforming loans at December 31, 2010, and 1.80% of loans and leases and 53.56% of nonperforming loans at December 31, 2009. The allowance for loan and lease losses as a percentage of loans and leases declined by year-end 2011 as several credit relationships considered impaired, for which specific reserves had been provided, were charged-off or transitioned to other real estate owned. The provision for loan losses was $29.4 million in 2011 compared to $32.5 million in 2010 and $39.4 million in 2009. Although the aggregate annual provision for loan losses has moderated, additions to the allowance for loan and lease losses continued during 2011 as the lack of significant economic recovery and the long-term affect of adverse economic conditions impacted individual credits and continued to impact the value of collateral when appraisals were obtained. The allowance for loan and lease losses related to total impaired loans was $5.5 million at December 31, 2011, $12.2 million at December 31, 2010, and $13.0 million at December 31, 2009.

The amount of net charge-offs not covered by loss share agreements recorded by us was $36.3 million during 2011 compared to $30.9 million during 2010. As a percentage of average loans and leases, net charge-offs were 1.46% during 2011 and 1.31% during 2010. A large portion of the net charge-offs during both years was related to nonfarm nonresidential real estate and construction, land development and other land loans, including residential lot loans. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. Citizens Finance Co., our consumer finance subsidiary, experienced net charge-offs of $1.6 million during both 2011 and 2010. Net losses as a percentage of average loans, net of unearned, at Citizens were 2.99% for 2011 compared to 3.35% for 2010 and 4.27% for 2009. Loans with payments past due for more than thirty days at Citizens were 3.79% of gross loans at year-end 2011 compared to 4.39% at year-end 2010 and 5.41% at year-end 2009. Although we may periodically experience a charge-off of more significance on an individual credit, we feel our credit culture remains solid.

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

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
	As of December 31,
	2011	2010	2009	2008	2007
Allowance at beginning of year	$42,693	$41,848	$35,651	$32,993	$29,981
Charge-offs:
Commercial and commercial real estate	32,474	27,191	26,883	22,487	5,226
Residential real estate	1,878	1,641	1,869	1,010	237
Agricultural and agricultural real estate	167	301	496	33	—
Consumer	5,461	4,917	4,712	4,217	3,101
Lease financing	—	—	1,005	—	—
Total charge-offs	39,980	34,050	34,965	27,747	8,564
Recoveries:
Commercial and commercial real estate	3,919	1,585	1,073	226	983
Residential real estate	46	19	79	18	4
Agricultural and agricultural real estate	33	152	32	177	—
Consumer	732	631	601	665	654
Lease financing	—	—	—	—	—
Total recoveries	4,730	2,387	1,785	1,086	1,641
Net charge-offs(1)(2)	35,250	31,663	33,180	26,661	6,923
Provision for loan and lease losses	29,365	32,508	39,377	29,319	10,073
Reduction related to discontinued operations	—	—	—	—	(138)
Allowance at end of year	$36,808	$42,693	$41,848	$35,651	$32,993
Net charge-offs to average loans and leases	1.46%	1.31%	1.38%	1.15%	0.30%

(1) Includes net charge-offs at Citizens Finance Co. of $1,608 for 2011, $1,605 for 2010, $1,942 for 2009, $2,012 for 2008 and $1,646 for 2007.
(2) Includes net charge-offs on loans covered under loss share agreements of ($1,065) for 2011, $798 for 2010 and $1,344 for 2009.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)
	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable
Commercial and commercial real estate(1)	$25,168	72.74%	$30,841	73.18%	$33,585	71.50%	$23,133	71.30%	$22,564	71.48%
Residential real estate	3,001	7.82	2,381	6.97	1,691	7.49	2,007	8.46	2,345	9.50
Agricultural and agricultural real estate	1,763	10.57	2,147	10.68	2,852	10.99	2,013	10.28	1,868	9.88
Consumer	6,874	8.85	6,315	9.13	3,566	9.92	3,322	9.72	2,954	8.74
Lease financing	2	0.02	9	0.04	17	0.10	97	0.24	128	0.40
Unallocated	—		1,000		137		5,079		3,134
Total allowance for loan and lease losses	$36,808		$42,693		$41,848		$35,651		$32,993

(1) For 2011, the amount allocated to commercial was $10,547 and the amount allocated to commercial real estate was $14,621. For 2010, the amount allocated to commercial was $10,525 and the amount allocated to commercial real estate was $20,316.

Securities

The composition of our securities portfolio is managed to maximize the total return on the portfolio while considering the impact it has on our asset/liability position and liquidity needs. Securities represented 31% of total assets at December 31, 2011, and 32% of total assets at December 31, 2010. Total available for sale securities as of December 31, 2011, were $1.27 billion, an increase of $63.3 million or 5% from year-end 2010. Total available for sale securities as of December 31, 2010, were $1.20 billion, an increase of $69.2 million or 6% from year-end 2009. Additional securities were purchased during both years as loan growth slowed.

The composition of the securities portfolio shifted from an emphasis in U.S. government corporations and agencies to mortgage-backed securities as the spread on mortgage-backed securities widened in comparison to government agency securities. The percentage of mortgage-backed securities was 63% at December 31, 2011, compared to 48% at year-end 2010. A portion of the new mortgage-backed securities was in reverse mortgage products. Nearly 80% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises as of December 31, 2011.

During 2010, the composition of the securities portfolio shifted from an emphasis in mortgage-backed securities to U.S. government corporations and agencies as the spread on mortgage-backed securities narrowed in comparison to government agency securities. The percentage of mortgage-backed securities was 48% at year-end 2010 compared to 53% at year-end 2009.

The table below presents the composition of the securities portfolio including trading, available for sale and held to maturity, by major category:

SECURITIES PORTFOLIO COMPOSITION
(Dollars in thousands)
	As of December 31,
	2011		2010		2009
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$107,147	8.08%	$320,007	25.30%	$279,441	23.78%
Mortgage-backed securities	834,185	62.88	609,865	48.23	623,949	53.09
Obligations of states and political subdivisions	335,799	25.31	294,259	23.27	238,893	20.33
Other securities	49,461	3.73	40,433	3.20	32,934	2.80
Total	$1,326,592	100.00%	$1,264,564	100.00%	$1,175,217	100.00%

At December 31, 2011, we had $23.9 million of equity securities, including capital stock in the various Federal Home Loan Banks of which the Bank Subsidiaries are members and all of which were classified as available for sale. The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2011, by major category and classification as available for sale or held to maturity, using estimated prepayment speeds for mortgage-backed securities:

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$1,002	0.92%	$86,992	1.35%	$16,125	2.71%	$3,028	0.87%	$107,147	1.54%
Mortgage-backed securities	171,438	3.30	417,566	3.31	38,548	4.22	197,502	4.22	825,054	3.77
Obligations of states and political subdivisions(1)	2,805	6.50	32,776	5.46	61,544	5.07	189,545	5.47	286,670	5.39
Corporate debt securities	—	—	5,123	2.12	4,784	4.00	15,346	9.75	25,253	7.11
Total	$175,245	3.34%	$542,457	3.11%	$121,001	4.45%	$405,421	4.99%	$1,244,124	4.03%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES
(Dollars in thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-backed securities	$1,259	6.30%	$6,952	8.31%	$920	5.75%	$—	—%	$9,131	7.75%
Obligations of states and political subdivisions(1)	—	—	512	6.15	773	9.70	47,844	7.37	49,129	7.39
Total	$1,259	6.30%	$7,464	8.16%	$1,693	7.55%	$47,844	7.37%	$58,260	7.45%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

Although there remains a net unrealized aggregate gain on the debt securities held in our available for sale portfolio, some of those securities had market values below their amortized cost basis at December 31, 2011. Because the majority of the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2011. See Note 3 to our consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated:

AVERAGE DEPOSITS
(Dollars in thousands)
	For the years ended December 31,
	2011			2010			2009
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$667,952	21.45%	—%	$536,053	17.63%	—%	$437,468	15.36%	—%
Savings	1,589,697	51.05	0.57	1,557,658	51.24	0.88	1,282,212	45.03	1.44
Time deposits less than $100,000	590,767	18.97	2.40	649,892	21.38	2.63	754,814	26.51	3.06
Time deposits of $100,000 or more	265,664	8.53	2.23	296,325	9.75	2.54	373,159	13.10	3.00
Total deposits	$3,114,080	100.00%		$3,039,928	100.00%		$2,847,653	100.00%

Total average deposits experienced an increase of $74.2 million or 2% during 2011 and $192.3 million or 7% during 2010. Exclusive of brokered deposits, total average deposits increased $71.0 million or 2% during 2011 and $199.7 million or 7% during 2010. For 2011, the Bank Subsidiaries experiencing growth were Dubuque Bank and Trust Company, Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust and Minnesota Bank & Trust. For 2010, all of the Bank Subsidiaries except for Rocky Mountain Bank and First Community Bank experienced growth in nonbrokered deposits. During both years, this growth was weighted more heavily in our Midwestern markets, which were responsible for 86% of the growth during 2011 and 53% of the growth during 2010. The percentage of our total average deposit balances attributable to branch banking offices in our Western markets was 41% during 2011, 42% during 2010 and 41% during 2009.

The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to no cost demand deposits during both years, as average demand deposits increased $131.9 million or 25% during 2011 and $98.6 million or 23% during 2010. The result is an improving mix of total deposits, with demand deposits representing 22%, savings representing 52% and time deposits representing 26%. At year-end 2010, demand deposits represented 19% of total deposits, savings represented 51% and time deposits represented 30%. Additionally, commercial and retail customers have continued to build cash reserves. The percentage of our total average demand deposit balances attributable to branch banking offices in our Western markets was 47% during 2011 and 53% during both 2010 and 2009.

Average savings deposit balances increased by $32.0 million or 2% during 2011 and $275.4 million or 21% during 2010. The percentage of our total average savings deposit balances attributable to branch banking offices in our Western markets was 38% in 2011 and 39% in both 2010 and 2009.

Average time deposits, excluding brokered time deposits, decreased $92.9 million or 10% during 2011 and $174.4 million or 16% during 2010. The decrease in time deposits during both years was attributable to an increased emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Bank Subsidiaries priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers. Additionally, due to the low interest rates, many certificate of deposit customers elected to place their maturing balances in checking or savings accounts while waiting for interest rates to improve. The percentage of our total average time deposit balances attributable to branch banking offices in our Western markets was 41% during 2011, 35% during 2010 and 38% during 2009.

Average brokered time deposits as a percentage of total average deposits were 1% during both 2011 and 2010 compared to 2% during 2009. The reliance on brokered time deposits has decreased during more recent years as the Bank Subsidiaries were able to grow deposits in their own markets at comparable or lower interest rates.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2011:

TIME DEPOSITS $100,000 AND OVER
(Dollars in thousands)
December 31, 2011
3 months or less	$40,842
Over 3 months through 6 months	24,945
Over 6 months through 12 months	47,731
Over 12 months	133,973
$247,491

Borrowed Funds

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreement to repurchase, short-term Federal Home Loan Bank ("FHLB") advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. The amount of short-term borrowings was $270.1 million at year-end 2011, an increase of 14% from $235.9 million at year-end 2010, which in turn represented a 45% increase from $162.4 million at year-end 2009. The increases in both years were primarily due to activity in retail repurchase agreements which totaled $253.5 million at December 31, 2011, $212.7 million at December 31, 2010, and $145.6 million at December 31, 2009. All of the Bank Subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the reserve requirements of the Bank Subsidiaries. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide working capital to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $10.0 million at any one time. There was no balance outstanding on these revolving credit lines at December 31, 2011, compared to a balance of $5.0 million outstanding at December 31, 2010.

The following table reflects information regarding our short-term borrowings as of December 31, 2011, 2010 and 2009:

SHORT-TERM BORROWINGS
(Dollars in thousands)
	As of or for the years ended December 31,
	2011	2010	2009
Balance at end of period	$270,081	$235,864	$162,349
Maximum month-end amount outstanding	270,081	235,864	205,747
Average month-end amount outstanding	197,527	198,382	140,289
Weighted average interest rate at year-end	0.35%	0.48%	0.58%
Weighted average interest rate for the year	0.44%	0.58%	0.51%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of December 31, 2011, the amount of other borrowings was $372.8 million, an increase of $10.3 million or 3% since year-end 2010. On December 3, 2010, we completed a private debt offering of our senior notes. The notes were sold in a private placement to various accredited investors. A total of $24.5 million was issued in five private transactions beginning on October 25, 2010, and ending on December 3, 2010. The senior notes are unsecured, bear interest at 5% per annum payable quarterly and mature on December 1, 2015. An additional $3.0 million of our senior notes was issued to one additional accredited investor on March 11, 2011, increasing the total amount of senior notes outstanding to $27.5 million, all of which was outstanding at December 31, 2011. Prior to April 2011, Heartland maintained credit lines with two unaffiliated banks, one of which provided borrowing authority for $15.0 million and one of which provided borrowing authority for $5.0 million. On April 20, 2011, Heartland entered into a debt arrangement with one of these banks to convert the $15.0 million revolving line of credit into a $15.0 million amortizing term loan with a maturity date of April 20, 2016, and to add $5.0 million in borrowing capacity in the form of a revolving line of credit with a maturity date of April 20, 2013. At the same time, Heartland entered into an interest rate swap transaction, designated as a cash flow hedge, with the unaffiliated bank to fix the rate on the term loan at 5.14% for the full 5-year term. Accordingly, after this debt arrangement, Heartland continues to have credit lines with two unaffiliated banks, both with a revolving borrowing capacity of $5.0 million, and a $15.0 million amortizing term loan with one of these banks. At December 31, 2011, Heartland had no outstanding balance on either credit line.

Other borrowings include wholesale repurchase agreements which totaled $85.0 million at both December 31, 2011, and December 31, 2010. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of our trust preferred offerings outstanding as of December 31, 2011, is as follows:

TRUST PREFERRED OFFERINGS
(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/11 (1)		Maturity Date	Callable Date
$5,000	08/07/2000	10.60%	10.60%		09/07/2030	03/07/2012
20,000	10/10/2003	8.25%	8.25%		10/10/2033	03/31/2012
25,000	03/17/2004	2.75% over Libor	3.30%	(2)	03/17/2034	03/17/2012
20,000	01/31/2006	1.33% over Libor	1.73%	(3)	04/07/2036	04/07/2012
20,000	06/21/2007	6.75%	6.75%		09/15/2037	06/15/2012
20,000	06/26/2007	1.48% over Libor	2.01%	(4)	09/01/2037	09/01/2012
$110,000

(1) Effective weighted average interest rate as of December 31, 2011, was 6.13% due to interest rate swap transactions on the variable rate securities as discussed in Note 11 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2011, was 5.33% due to an interest rate swap transaction as discussed in Note 11 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2011, was 4.69% due to an interest rate swap transaction as discussed in Note 11 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2011, was 4.70% due to an interest rate swap transaction as discussed in Note 11 to Heartland's consolidated financial statements.

Also in other borrowings are the bank subsidiaries' borrowings from the FHLB. All of the bank subsidiaries own FHLB stock in either Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings at December 31, 2011, totaled $132.3 million compared to $135.7 million at December 31, 2010, and $199.1 million at December 31, 2009. Total FHLB borrowings at December 31, 2011, had an average rate of 3.33% and an average maturity of 2.75 years when considering the earliest possible call date on these advances. For additional information regarding these borrowings see Note 10 to our consolidated financial statements.

In January 2012, we issued an additional $10.0 million of our senior notes to two of the initial accredited investors. Additionally, we extended the maturities on a portion of the existing senior notes such that $17.5 million remained at the original maturity date of December 1, 2015, $7.0 million will mature on each of February 1, 2017, and February 1, 2018, and $6.0 million will mature on February 1, 2019. The senior notes continue to be unsecured and bear interest at 5.00% per annum payable quarterly. A portion of the additional senior notes was used to redeem the $5.0 million trust preferred capital securities callable on March 7, 2012, that were at a fixed interest rate of 10.60%. The remaining unamortized issuance costs of $302,000 were expensed under the noninterest expense category upon redemption.

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 14.08% and 15.87%, respectively, on December 31, 2011, compared to 14.06% and 16.23%, respectively, on December 31, 2010, and 13.53% and 15.20%, respectively, on December 31, 2009. At December 31, 2011, our leverage ratio, the ratio of Tier 1 capital to total average assets, was 10.24% compared to 9.92% and 9.64% at December 31, 2010 and 2009, respectively. Heartland and our Bank Subsidiaries have been, and will continue to be, managed to meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized us and each of our Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the table below:

RISK-BASED CAPITAL RATIOS(1)
(Dollars in thousands)
	As of and for the year ended December 31,
	2011		2010		2009
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$427,145	14.08%	$403,357	14.06%	$380,334	13.53%
Tier 1 capital minimum requirement	121,357	4.00%	114,760	4.00%	112,471	4.00%
Excess	$305,788	10.08%	$288,597	10.06%	$267,863	9.53%
Total capital	$481,513	15.87%	$465,666	16.23%	$427,523	15.20%
Total capital minimum requirement	242,715	8.00%	229,521	8.00%	224,943	8.00%
Excess	$238,798	7.87%	$236,145	8.23%	$202,580	7.20%
Total risk-adjusted assets	$3,033,935		$2,869,010		$2,811,782

(1) Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1)
(Dollars in thousands)
	As of and for the year ended December 31,
	2011		2010		2009
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$427,145	10.24%	$403,357	9.92%	$380,334	9.64%
Tier 1 capital minimum requirement(2)	166,865	4.00%	162,580	4.00%	157,830	4.00%
Excess	$260,280	6.24%	$240,777	5.92%	$222,504	5.64%
Average adjusted assets	$4,171,625		$4,064,508		$3,945,757

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
(2) We have established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. During 2011, 2010 and 2009, we invested capital of $6.0 million, $10.0 million and $26.0 million, respectively, into Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. The primary purpose of Heartland Community Development Inc. is to hold and manage certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous. Heartland Community Development Inc. purchased other real estate with a fair value of $14.6 million, $7.0 million and $26.0 million from our Bank Subsidiaries during 2011, 2010 and 2009, respectively. In addition, Heartland Community Development Inc. purchased loans with a fair value of $3.7 million from a Bank Subsidiary during 2010.

Summit Bank & Trust began operations on November 1, 2006, in the Denver, Colorado suburban community of Broomfield. Our initial investment in this de novo was $12.0 million, which represented 80%, of the $15.0 million initial capital. The balance was held by minority stockholders under agreements requiring us to repurchase their shares five years from the date of opening at an appraised value, not to exceed 18x earnings, and at a price that represented not less than a 7.66% return on their original investment amount. Rather than accumulate this return, we paid the 7.66% to the minority stockholders annually. Consistent with this agreement, we redeemed the remaining minority interest on October 31, 2011, for $2.6 million, the initial investment amount contributed by the remaining minority stockholders.

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

On December 19, 2008, Heartland received $81.7 million through participation in the CPP. On September 15, 2011, Heartland sold to the U.S. Treasury $81.7 million of its Series C Preferred Stock under the SBLF. Simultaneous with receipt of the SBLF funds, Heartland redeemed the $81.7 million of preferred stock issued to the U.S. Treasury in December 2008 under the CPP. On September 28, 2011, Heartland repurchased a warrant to purchase 609,687 shares of Heartland common stock from the U.S. Treasury that had been issued under the CPP at a purchase price of $1.8 million. Note 17 to the financial statements contains a detailed discussion about of the capital issuance and redemptions.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-

case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2011, and December 31, 2010, commitments to extend credit aggregated $765.8 million and $623.2 million, and standby letters of credit aggregated $49.1 million and $48.7 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2011:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
(Dollars in thousands)
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$794,636	$346,977	$288,621	$128,137	$30,901
Long-term debt obligations	372,820	66,651	44,914	145,914	115,341
Operating lease obligations	11,934	1,440	2,842	1,881	5,771
Purchase obligations	5,073	2,286	1,980	807	—
Other long-term liabilities	2,732	138	304	304	1,986
Total contractual obligations	$1,187,195	$417,492	$338,661	$277,043	$153,999

Other commitments:
Lines of credit	$765,815	$645,279	$83,264	$22,904	$14,368
Standby letters of credit	49,098	35,933	12,587	578	—
Total other commitments	$814,913	$681,212	$95,851	$23,482	$14,368

On a consolidated basis, we maintain a large balance of short-term securities that, when combined with cash from operations, we believe are adequate to meet our funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury under the SBLF, debt service on our revolving credit arrangements and our trust preferred securities issuances, and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from the Bank Subsidiaries and the issuance of debt securities. At December 31, 2011, Heartland’s revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, none of which had been borrowed. One of these credit agreements contains specific financial covenants which are listed in Note 10 to the consolidated financial statements. At December 31, 2011, Heartland was in compliance with these covenants.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Bank Subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $77.9 million as of December 31, 2011.

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

Investing activities used cash of $192.9 million during 2011 compared to $159.1 million during 2010 and $219.8 million during 2009. The proceeds from securities sales, paydowns and maturities were $789.8 million during 2011 compared to $654.3 million during 2010 and $437.0 million during 2009. Purchases of securities used cash of $788.5 million during 2011 compared to $738.6 million during 2010 and $683.4 million during 2009. The net increase in loans and leases used cash of $207.0 million in 2011 and $75.6 million in 2010 while the net decrease in loans and leases generated $8.2 million of cash during 2009.

Financing activities provided cash of $208.8 million in 2011, used cash of $41.2 million in 2010 and provided cash of $311.0 million during 2009. A net increase in deposit accounts provided cash of $176.1 million in 2011 and a decrease in deposit accounts used cash of $16.3 million in 2010 whereas an increase in deposit accounts generated $360.5 million of cash during 2009. Activity in short-term borrowings provided cash of $34.2 million in 2011, $73.5 million in 2010 and used cash of $53.7 million during 2009. Cash proceeds from other borrowings were $18.6 million during 2011 and $25.1 million during 2010 as compared to $55.6 million during 2009. Repayments on other borrowings used cash of $8.2 million during 2011 as compared to $114.0 million during 2010 and $42.0 million during 2009.

Total cash provided by operating activities was $51.4 million in 2011 compared to $80.4 million in 2010 and $39.9 million during 2009. Cash used for the payment of income taxes was $7.1 million during 2011 compared to $13.7 million during 2010 and $7.3 million during 2009.

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

In the event of short-term liquidity needs, the Bank Subsidiaries may purchase federal funds from each other or from correspondent banks and Dubuque Bank and Trust Company may also borrow from the Federal Reserve Bank. Additionally, the Bank Subsidiaries’ FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

At December 31, 2011, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on December 31, 2011.

EFFECTS OF INFLATION

Consolidated financial data included in this report has been prepared in accordance with U.S. generally accepted accounting principles. Presently, these principles require reporting of financial position and operating results in terms of historical dollars, except for available for sale securities, trading securities, derivative instruments, certain impaired loans and other real estate which require reporting at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in 2011 when compared to 2010.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2011, and 2010, provided the following results:

	2011		2010
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$140,530	0.01%	$136,979	0.14%
Base	$140,520		$136,786
Up 200 Basis Points	$137,316	(2.28)%	$134,078	(1.98)%
Year 2
Down 100 Basis Points	$132,758	(5.52)%	$130,300	(4.74)%
Base	$136,158	(3.10)%	$134,115	(1.95)%
Up 200 Basis Points	$138,484	(1.45)%	$136,107	(0.50)%

We use derivative financial instruments to manage the impact of changes in interest rates on our future interest income or interest expense. We are exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believe we have minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 11 to the consolidated financial statements.

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

We hold a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $333,000 at December 31, 2011, and $244,000 at December 31, 2010, and in both cases were less than 1% of total assets.

ITEM 8.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		December 31,	December 31,
	Notes	2011	2010
ASSETS
Cash and due from banks		$126,680	$58,960
Federal funds sold and other short-term investments	2	3,154	3,612
Cash and cash equivalents		129,834	62,572
Securities:
Trading, at fair value		333	244
Available for sale, at fair value (cost of $1,242,460 at December 31, 2011, and $1,188,807 at December 31, 2010)	3	1,267,999	1,204,699
Held to maturity, at cost (fair value of $57,486 at December 31, 2011, and $58,610 at December 31, 2010)	3	58,260	59,621
Loans held for sale, net		53,528	23,904
Loans and leases receivable:	4
Held to maturity		2,481,284	2,343,987
Loans covered by loss share agreements		13,347	20,800
Allowance for loan and lease losses	5	(36,808)	(42,693)
Loans and leases receivable, net		2,457,823	2,322,094
Premises, furniture and equipment, net	6	110,206	121,012
Other real estate, net		44,387	32,002
Goodwill	7	25,909	25,909
Other intangible assets, net	7	12,960	13,466
Cash surrender value on life insurance		67,084	62,508
FDIC indemnification asset		1,343	2,294
Other assets		75,392	69,130
TOTAL ASSETS		$4,305,058	$3,999,455
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	8
Demand		$737,323	$580,589
Savings		1,678,154	1,558,998
Time		794,636	894,461
Total deposits		3,210,113	3,034,048
Short-term borrowings	9	270,081	235,864
Other borrowings	10	372,820	362,527
Accrued expenses and other liabilities		99,151	35,232
TOTAL LIABILITIES		3,952,165	3,667,671
STOCKHOLDERS' EQUITY:	15, 16, 17
Preferred stock (par value $1 per share; authorized 20,604 at December 31, 2011, and 102,302 shares at December 31, 2010; none issued or outstanding)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)		—	—
Series B Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; liquidation value none at December 31, 2011, and $81.7 million at December 31, 2010; authorized 81,698 shares; issued and outstanding none at December 31, 2011, and 81,698 shares at December 31, 2010)		—	78,483
Series C Fixed Rate Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million at December 31, 2011, and none at December 31, 2010; authorized, issued and outstanding 81,698 shares at December 31, 2011, and none at December 31, 2010)		81,698	—
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)		16,612	16,612
Capital surplus		43,333	44,628
Retained earnings		198,182	184,525
Accumulated other comprehensive income		12,147	8,517
Treasury stock at cost (126,881 shares at December 31, 2011, and 186,616 shares at December 31, 2010)		(1,754)	(3,674)
TOTAL STOCKHOLDERS' EQUITY		350,218	329,091
Noncontrolling interest		2,675	2,693
TOTAL EQUITY		352,893	331,784
TOTAL LIABILITIES AND EQUITY		$4,305,058	$3,999,455

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)

		For the Years Ended December 31,
	Notes	2011	2010	2009
INTEREST INCOME:
Interest and fees on loans and leases	4	$149,603	$151,794	$154,887
Interest on securities:
Taxable		28,195	34,507	39,782
Nontaxable		13,935	12,616	8,595
Interest on federal funds sold		3	1	2
Interest on interest bearing deposits in other financial institutions		1	14	27
TOTAL INTEREST INCOME		191,737	198,932	203,293
INTEREST EXPENSE:
Interest on deposits	8	29,224	38,272	52,744
Interest on short-term borrowings		893	1,160	733
Interest on other borrowings		16,226	16,448	17,053
TOTAL INTEREST EXPENSE		46,343	55,880	70,530
NET INTEREST INCOME		145,394	143,052	132,763
Provision for loan and lease losses	5	29,365	32,508	39,377
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		116,029	110,544	93,386
NONINTEREST INCOME:
Service charges and fees		14,303	13,900	12,541
Loan servicing income		5,932	7,232	9,666
Trust fees		9,856	9,206	7,773
Brokerage and insurance commissions		3,511	3,184	3,117
Securities gains, net		13,104	6,834	8,648
Gain (loss) on trading account securities		89	(91)	211
Impairment loss on equity securities		—	—	(40)
Gains on sale of loans held for sale		11,366	8,088	6,084
Valuation adjustment on mortgage servicing rights		(19)	—	—
Income on bank owned life insurance		1,349	1,466	1,002
Gain on acquisition		—	—	1,296
Other noninterest income		86	2,510	2,406
TOTAL NONINTEREST INCOME		59,577	52,329	52,704
NONINTEREST EXPENSES:
Salaries and employee benefits	13, 15	75,537	63,391	60,465
Occupancy	14	9,363	9,121	8,992
Furniture and equipment	6	5,636	6,104	6,574
Professional fees		12,567	10,446	9,127
FDIC insurance assessments		3,777	5,441	6,578
Advertising		4,292	3,830	3,337
Intangible assets amortization	7	572	591	866
Goodwill impairment charge	7	—	1,639	12,659
Net loss on repossessed assets		9,807	15,264	10,847
Other noninterest expenses		15,745	13,412	13,075
TOTAL NONINTEREST EXPENSES		137,296	129,239	132,520
INCOME BEFORE INCOME TAXES		38,310	33,634	13,570
Income taxes	12	10,302	9,846	7,196
NET INCOME		28,008	23,788	6,374
Net income available to noncontrolling interest, net of tax		36	115	188
NET INCOME ATTRIBUTABLE TO HEARTLAND		28,044	23,903	6,562
Preferred dividends and discount		(7,640)	(5,344)	(5,344)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$20,404	$18,559	$1,218
EARNINGS PER COMMON SHARE - BASIC		$1.24	$1.13	$0.07
EARNINGS PER COMMON SHARE - DILUTED		$1.23	$1.13	$0.07
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.40	$0.40	$0.40

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,008	$23,788	$6,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,546	8,366	9,036
Provision for loan and lease losses	29,365	32,508	39,377
Net amortization of premium on securities	14,939	7,380	2,492
Provision for deferred taxes	4,363	(2,736)	(2,599)
Securities gains, net	(13,104)	(6,834)	(8,648)
(Increase) decrease in trading account securities	(89)	451	795
Loss on impairment of equity securities	—	—	40
Stock based compensation	1,278	926	953
Loans originated for sale	(479,221)	(639,381)	(805,250)
Proceeds on sales of loans	460,963	654,063	808,949
Net gains on sales of loans	(11,366)	(8,088)	(6,084)
(Increase) decrease in accrued interest receivable	1,397	1,097	(933)
(Increase) decrease in prepaid expenses	2,969	2,459	(17,979)
Decrease in accrued interest payable	(701)	(1,056)	(2,564)
Goodwill impairment charge	—	1,639	12,659
Valuation adjustment on mortgage servicing rights	19	—	—
Gain on acquisition	—	—	(1,296)
Other, net	5,039	5,856	4,559
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,405	80,438	39,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	493,167	399,901	198,086
Proceeds from the sale of securities held to maturity	—	—	1,659
Proceeds from the maturity of and principal paydowns on securities available for sale	295,137	252,514	234,640
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,461	1,913	2,592
Purchase of securities available for sale	(788,543)	(715,164)	(670,493)
Purchase of securities held to maturity	—	(23,419)	(12,895)
Net (increase) decrease in loans and leases	(207,027)	(75,583)	8,156
Purchase of bank owned life insurance policies	(3,140)	(5,676)	—
Capital expenditures	(6,719)	(9,605)	(6,596)
Net cash and cash equivalents received in acquisition, net of cash paid	—	—	7,193
Proceeds on sale of OREO and other repossessed assets	22,771	16,001	17,871
NET CASH USED BY INVESTING ACTIVITIES	(192,893)	(159,118)	(219,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	275,890	124,584	475,702
Net decrease in time deposit accounts	(99,825)	(140,925)	(115,192)
Net increase (decrease) in short-term borrowings	34,217	73,515	(53,663)
Proceeds from other borrowings	18,565	25,075	55,552
Repayments of other borrowings	(8,272)	(113,977)	(41,956)
Proceeds from issuance of preferred stock	81,698	—	—
Redemption of preferred stock	(81,698)	—	—
Redemption of Warrant	(1,800)	—	—
Purchase of treasury stock	(389)	(212)	(236)
Proceeds from issuance of common stock	1,428	1,360	970
Excess tax benefits on exercised stock options	108	28	18
Dividends paid	(11,172)	(10,606)	(10,182)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	208,750	(41,158)	311,013
Net increase (decrease) in cash and cash equivalents	67,262	(119,838)	131,107
Cash and cash equivalents at beginning of year	62,572	182,410	51,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,834	$62,572	$182,410
Supplemental disclosures:
Cash paid for income/franchise taxes	$7,133	$13,676	$7,269
Cash paid for interest	$47,044	$56,936	$73,094
Loans transferred to OREO and other repossessed assets	$41,933	$28,947	$43,231
Purchases of securities available for sale, accrued, not paid	$55,349	$—	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2009	$75,578	$16,612	$43,827	$177,753	$(1,341)	$(6,826)	$3,020	$308,623
Net income				6,562			(188)	6,374
Unrealized gain (loss) on securities available for sale arising during the period					21,868			21,868
Unrealized gain (loss) on derivatives arising during the period					(41)			(41)
Reclassification adjustment for net security (gains)/losses realized in net income					(8,608)			(8,608)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					196			196
Income taxes					(4,967)			(4,967)
Comprehensive income								14,822
Purchase of noncontrolling interest							(56)	(56)
Cumulative preferred dividends accrued and discount accretion	1,646			(1,646)				—
Cash dividends declared:
Preferred, $50.00 per share				(3,698)				(3,698)
Common, $0.40 per share				(6,484)				(6,484)
Purchase of 16,021 shares of common stock						(236)		(236)
Issuance of 87,893 shares of common stock			(496)			1,629		1,133
Commitments to issue common stock			953					953
Balance at December 31, 2009	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057

Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Net income				23,903			(115)	23,788
Unrealized gain (loss) on securities available for sale arising during the period					12,923			12,923
Unrealized gain (loss) on derivatives arising during the period					(4,652)			(4,652)
Reclassification adjustment for net security (gains)/losses realized in net income					(6,834)			(6,834)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					726			726
Income taxes					(753)			(753)
Comprehensive income								25,198
Sale of noncontrolling interest							32	32
Cumulative preferred dividends accrued and discount accretion	1,259			(1,259)				—
Cash dividends declared:
Preferred, $50.00 per share				(4,085)				(4,085)
Common, $0.40 per share				(6,521)				(6,521)
Purchase of 14,420 shares of common stock						(211)		(211)
Issuance of 93,113 shares of common stock			(582)			1,970		1,388
Commitments to issue common stock			926					926
Balance at December 31, 2010	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Net income				28,044			(36)	28,008
Unrealized gain (loss) on securities available for sale arising during the period					22,751			22,751
Unrealized gain (loss) on derivatives arising during the period					(5,827)			(5,827)
Reclassification adjustment for net security (gains)/losses realized in net income					(13,104)			(13,104)
Reclassification adjustment for net derivatives (gains)/losses realized in net income					1,996			1,996
Income taxes					(2,186)			(2,186)
Comprehensive income								31,638
Sale of noncontrolling interest							18	18
Cumulative preferred dividends accrued and discount accretion	3,215			(3,215)				—
Repurchase of Series B preferred stock and Warrant	(81,698)		(1,800)					(83,498)
Issuance of Series C preferred stock	81,698							81,698
Cash dividends declared:
Preferred, $50.00 per share				(4,606)				(4,606)
Common, $0.40 per share				(6,566)				(6,566)
Purchase of 54,723 shares of common stock						(389)		(389)
Issuance of 114,458 shares of common stock			(773)			2,309		1,536
Commitments to issue common stock			1,278					1,278
Balance at December 31, 2011	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893

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

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank & Trust Co.; Riverside Community Bank; Wisconsin Community Bank; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Minnesota  Bank & Trust; Citizens Finance Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; and Rocky Mountain Statutory Trust I. All of Heartland’s subsidiaries are wholly-owned except for Minnesota Bank & Trust, of which Heartland was an 80% owner on December 31, 2011. Heartland combined its First Community Bank charter with its Dubuque Bank and Trust Company charter in 2011. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest in the majority-owned subsidiaries is noted on the consolidated balance sheets and on the consolidated statements of income.

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

 Securities Available for Sale - Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Available for sale securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, Heartland considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Heartland to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Heartland has the intent to sell a security; (2) it is more likely than not that Heartland will be required to sell the security before recovery of its amortized cost basis; or (3) Heartland does not expect to recover the entire amortized cost basis of the security. If Heartland intends to sell a security or if it is more likely than not that Heartland will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Heartland does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other than temporary are included in investment securities gains, net, in the consolidated statements of income.

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

Under Heartland’s credit policies, all nonaccrual and restructured loans meeting the criteria of a troubled debt restructuring are defined as impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Net nonrefundable loan and lease origination fees and certain direct costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan or lease.

Loans Held for Sale - Loans held for sale are stated at the lower of cost or fair value on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain or loss on sales of loans upon sale of the loan.

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2011 and 2010, Heartland was servicing loans for others with aggregate unpaid principal balances of $1.54 billion and $1.40 billion, respectively.

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

Reserve for Unfunded Commitments - This reserve is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with Heartland’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of delinquencies, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the consolidated balance sheets.

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

Goodwill and Intangible Assets - Intangible assets consist of goodwill, core deposit premiums, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at the reporting unit level, also giving consideration to overall enterprise value as part of that assessment. Goodwill impairment is determined using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed. In step two, the implied fair value of goodwill is compared to the carrying value of the reporting units’ goodwill. The implied fair value of goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. Heartland estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and discounted cash flow methodology. These methods incorporate assumptions specific to the entity, such as the use of financial forecasts.

Core deposit premiums are amortized over eight to eighteen years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the consolidated statements of income as loan servicing income. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. A valuation allowance of $19,000 was required as of December 31, 2011 and no valuation allowance was required as of December 31, 2010.

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

Derivative Financial Instruments - Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors, collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. FASB Accounting Standards Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, Heartland records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Heartland must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

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

Heartland had no fair value hedging relationships at December 31, 2011 or 2010. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the income statement through noninterest income.

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

Earnings Per Share - Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 are shown in the table below:

(Dollars and number of shares in thousands)
	2011	2010	2009
Net income	$28,008	$23,788	$6,374
Net income attributable to noncontrolling interest, net of tax	36	115	188
Net income attributable to Heartland	28,044	23,903	6,562
Preferred dividends and discount	(7,640)	(5,344)	(5,344)
Net income available to common stockholders	$20,404	$18,559	$1,218
Weighted average common shares outstanding for basic earnings per share	16,437	16,372	16,304
Assumed incremental common shares issued upon exercise of stock options	139	90	21
Weighted average common shares for diluted earnings per share	16,576	16,462	16,325
Earnings per common share-basic	$1.24	$1.13	$0.07
Earnings per common share-diluted	1.23	1.13	0.07
Number of antidilutive stock options excluded from diluted earnings per share computation	514	562	573

Effect of New Financial Accounting Standards - In January 2010, the FASB issued an accounting standard which requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances and settlements in the Level 3 recurring measurement reconciliation. Additionally, the standard clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the changes. Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reporting period beginning after December 31, 2009. Heartland adopted this accounting standard at the beginning of 2010, except for the detailed Level 3 disclosures, with no material impact on the results of operations, financial position and liquidity. Heartland adopted the presentment of detailed Level 3 disclosures during the first quarter of 2011 with no material impact on the results of operations, financial position and liquidity.

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

In April 2011, the FASB issued ASU No. 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring," which modifies guidance for identifying restructurings of receivables that constitute a TDR. This standard requires retrospective application to all restructurings occurring during 2011, along with disclosure of certain additional information. Heartland adopted this guidance effective July 1, 2011, with no significant impact to the restructurings that are considered TDRs and the related allowance for loan losses required for these loans.

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

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income," which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the standard affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of this standard will be required for Heartland's first quarter 2012 Form 10-Q, and is not expected to have a material impact on the results of operations, financial position and liquidity. In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This standard indefinitely defers the requirements of ASU No. 2011-05 that relate to the presentation of classification adjustments. This ASU does not affect any other requirements of ASU No. 2011-05.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which allows an entity to make an initial qualitative evaluation as to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine if it is necessary to perform the currently required two-step impairment test. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. Heartland anticipates that the adoption of this standard will not have a material impact on the results of operations, financial position and liquidity.

TWO
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2011 and 2010, were $7.7 million and $7.3 million, respectively.

THREE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of available for sale securities as of December 31, 2011 and 2010, are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2011
Securities available for sale:
U.S. government corporations and agencies	$104,719	$2,428	$—	$107,147
Mortgage-backed securities	815,408	14,643	(4,997)	825,054
Obligations of states and political subdivisions	272,660	14,983	(973)	286,670
Corporate debt securities	26,284	29	(1,060)	25,253
Total debt securities	1,219,071	32,083	(7,030)	1,244,124
Equity securities	23,389	486	—	23,875
Total	$1,242,460	$32,569	$(7,030)	$1,267,999
2010
Securities available for sale:
U.S. government corporations and agencies	$316,758	$4,392	$(1,143)	$320,007
Mortgage-backed securities	586,796	17,455	(4,211)	600,040
Obligations of states and political subdivisions	244,368	4,235	(4,140)	244,463
Corporate debt securities	16,142	—	(1,168)	14,974
Total debt securities	1,164,064	26,082	(10,662)	1,179,484
Equity securities	24,743	472	—	25,215
Total	$1,188,807	$26,554	$(10,662)	$1,204,699

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2011 and 2010, are summarized as follows:

(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2011
Securities held to maturity:
Mortgage-backed securities	$9,131	$40	$(1,532)	$7,639
Obligations of states and political subdivisions	49,129	730	(12)	49,847
Total	$58,260	$770	$(1,544)	$57,486
2010
Securities held to maturity:
Mortgage-backed securities	$9,825	$145	$(993)	$8,977
Obligations of states and political subdivisions	49,796	—	(163)	49,633
Total	$59,621	$145	$(1,156)	$58,610

Nearly 80% of our mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2011 and 2010, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka at an amortized cost of $14.4 million and $15.8 million, respectively. There were no unrealized gains or losses recorded on these securities as they are not readily marketable. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. During 2009, certain FHLBs in the FHLB System suspended repurchases of excess capital stock. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2011, did not consider the investments to be other than temporarily impaired.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2011, by contractual maturity using estimated prepayment speeds on mortgage-backed securities, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$174,266	$175,245
Due in 1 to 5 years	534,848	542,457
Due in 5 to 10 years	117,289	121,001
Due after 10 years	392,668	405,421
Total	$1,219,071	$1,244,124

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2011, by contractual maturity using estimated prepayment speeds on mortgage-backed securities, are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Dollars in thousands)
	Amortized Cost	Estimated Fair Value
Securities held to maturity:
Due in 1 year or less	$1,259	$946
Due in 1 to 5 years	7,464	6,254
Due in 5 to 10 years	1,693	1,711
Due after 10 years	47,844	48,575
Total	$58,260	$57,486

As of December 31, 2011, securities with a fair value of $557.0 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities for the years ended December 31, 2011, 2010, and 2009, are summarized as follows:

(Dollars in thousands)
	2011	2010	2009
Securities sold:
Proceeds from sales	$493,167	$399,901	$199,745
Gross security gains	15,302	8,575	9,012
Gross security losses	2,198	1,741	364

During the years ended December 31, 2011, 2010, and 2009, Heartland incurred other than temporary impairment losses of $0, $0 and $40,000, respectively, on equity securities available for sale. No other than temporary impairment losses were recorded on debt securities during the years ended December 31, 2011, 2010 and 2009.

The following tables summarize the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland’s securities portfolio as of December 31, 2011 and 2010. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2010 and 2009, respectively.

(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	133,538	(1,794)	71,231	(3,203)	204,769	(4,997)
Obligations of states and political subdivisions	13,139	(284)	4,010	(689)	17,149	(973)
Corporate debt securities	5,147	(243)	15,346	(817)	20,493	(1,060)
Total debt securities	151,824	(2,321)	90,587	(4,709)	242,411	(7,030)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$151,824	$(2,321)	$90,587	$(4,709)	$242,411	$(7,030)
December 31, 2010:
U.S. government corporations and agencies	$107,583	$(1,143)	$—	$—	$107,583	$(1,143)
Mortgage-backed securities	104,724	(2,765)	11,984	(1,446)	116,708	(4,211)
Obligations of states and political subdivisions	109,387	(3,995)	763	(145)	110,150	(4,140)
Corporate debt securities	14,974	(1,168)	—	—	14,974	(1,168)
Total debt securities	336,668	(9,071)	12,747	(1,591)	349,415	(10,662)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$336,668	$(9,071)	$12,747	$(1,591)	$349,415	$(10,662)

Unrealized losses on Heartland’s mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity, and does not believe it will be required to see the securities before maturity, these investments are not considered other-than-temporarily impaired.

Unrealized losses on Heartland’s obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and has noted credit rating reductions in a number of these securities, primarily due to the downgrade in the credit ratings of the insurance companies providing credit enhancement to that of the issuing municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to see the securities before maturity, these investments are not considered other-than-temporarily impaired.

FOUR
LOANS AND LEASES

Loans and leases as of December 31, 2011 and 2010, were as follows:

(Dollars in thousands)
	2011	2010
Loans and leases receivable held to maturity:
Commercial	$645,666	$558,031
Commercial real estate	1,163,784	1,160,962
Residential real estate	194,436	163,726
Agricultural and agricultural real estate	262,975	250,943
Consumer	220,099	214,515
Gross loans receivable held to maturity	2,486,960	2,348,177
Direct financing leases held to maturity:
Gross rents receivable	313	638
Estimated residual value	169	415
Unearned income	(32)	(72)
Net direct financing leases held to maturity	450	981
Gross loans and leases receivable held to maturity	2,487,410	2,349,158
Unearned discount	(2,463)	(2,581)
Deferred loan fees	(3,663)	(2,590)
Total net loans and leases receivable held to maturity	2,481,284	2,343,987
Loans covered under loss share agreements:
Commercial and commercial real estate	6,380	10,056
Residential real estate	4,158	5,792
Agricultural and agricultural real estate	1,659	2,723
Consumer	1,150	2,229
Total loans covered under loss share agreements	13,347	20,800
Allowance for loan and lease losses	(36,808)	(42,693)
Loans and leases receivable, net	$2,457,823	$2,322,094

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

Under Heartland’s credit policies, all nonaccrual and restructured loans meeting the criteria of a troubled debt restructuring are defined as impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The following table shows the balance in the allowance for loan and lease losses at December 31, 2011, and December 31, 2010, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2011.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2011
Commercial	$1,990	$8,557	$10,547	$9,293	$636,373	$645,666
Commercial real estate	1,929	12,692	14,621	66,467	1,097,317	1,163,784
Agricultural and agricultural real estate	—	1,763	1,763	14,385	248,590	262,975
Residential real estate	464	2,537	3,001	5,905	188,531	194,436
Consumer	1,097	5,777	6,874	4,391	215,708	220,099
Lease financing	—	2	2	—	450	450
Unallocated	—	—	—	—	—	—
Total	$5,480	$31,328	$36,808	$100,441	$2,386,969	$2,487,410

December 31, 2010
Commercial	$2,837	$7,688	$10,525	$16,598	$541,433	$558,031
Commercial real estate	7,127	13,189	20,316	105,341	1,055,621	1,160,962
Agricultural and agricultural real estate	512	1,635	2,147	16,255	234,688	250,943
Residential real estate	659	1,722	2,381	5,450	158,276	163,726
Consumer	1,026	5,289	6,315	3,540	210,975	214,515
Lease financing	—	9	9	—	981	981
Unallocated	—	1,000	1,000	—	—	—
Total	$12,161	$30,532	$42,693	$147,184	$2,201,974	$2,349,158

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at December 31, 2011, and December 31, 2010, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at December 31, 2011, and December 31, 2010.

	December 31, 2011	December 31, 2010
Nonaccrual loans	$48,587	$77,875
Nonaccrual troubled debt restructured loans	8,848	12,637
Total nonaccrual loans	$57,435	$90,512
Accruing loans past due 90 days or more	—	85
Performing troubled debt restructured loans	$25,704	$23,719

Heartland had $34.6 million of troubled debt restructured loans at December 31, 2011, of which $8.9 million were classified as nonaccrual and $25.7 million were accruing according to the restructured terms. Heartland had $36.4 million of troubled debt restructured loans at December 31, 2010, of which $12.7 million were classified as nonaccrual and $23.7 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the year ended December 31, 2011:

(Dollars in thousands)	Year Ended December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	3	$124	$124
Commercial real estate	13	5,664	5,664
Total commercial and commercial real estate	16	5,788	5,788
Residential real estate	9	1,182	1,182
Agricultural and agricultural real estate	7	2,994	2,994
Consumer	—	—	—
Total	32	$9,964	$9,964

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following table provides information on troubled debt restructured loans for which there was a payment default during the year ended December 31, 2011, that had been modified during the 12-month period prior to the default:

(Dollars in thousands)
Year Ended December 31, 2011
	Number of Loans	Recorded Investment
Commercial	—	$—
Commercial real estate	—	—
Total commercial and commercial real estate	—	—
Residential real estate	3	287
Agricultural and agricultural real estate	—	—
Consumer	—	—
Total	3	$287

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2011 and December 31, 2010, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at December 31, 2011, and December 31, 2010, in thousands:

	Pass	Nonpass	Total
December 31, 2011
Commercial	$596,759	$48,907	$645,666
Commercial real estate	988,906	174,878	1,163,784
Total commercial and commercial real estate	1,585,665	223,785	1,809,450
Residential real estate	177,128	17,308	194,436
Agricultural and agricultural real estate	223,247	39,728	262,975
Consumer	211,073	9,026	220,099
Lease financing	450	—	450
Total gross loans and leases receivable held to maturity	$2,197,563	$289,847	$2,487,410

December 31, 2010
Commercial	$504,207	$53,824	$558,031
Commercial real estate	912,897	248,065	1,160,962
Total commercial and commercial real estate	1,417,104	301,889	1,718,993
Residential real estate	146,392	17,334	163,726
Agricultural and agricultural real estate	220,096	30,847	250,943
Consumer	202,533	11,982	214,515
Lease financing	981	—	981
Total gross loans and leases receivable held to maturity	$1,987,106	$362,052	$2,349,158

The nonpass category in the table above is comprised of approximately 43% special mention and 57% substandard as of December 31, 2011. The percent of nonpass loans on nonaccrual status as of December 31, 2011 was 20%. As of December 31, 2010, the nonpass category in the table above was comprised of approximately 37% special mention and 63% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2010 was 25%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at December 31, 2011, and December 31, 2010, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
December 31, 2011
Commercial	$220	$479	$—	$699	$643,273	$1,694	$645,666
Commercial real estate	668	—	—	668	1,117,274	45,842	1,163,784
Total commercial and commercial real estate	888	479	—	1,367	1,760,547	47,536	1,809,450
Residential real estate	940	93	—	1,033	188,865	4,538	194,436
Agricultural and agricultural real estate	32	—	—	32	262,409	534	262,975
Consumer	2,176	555	—	2,731	212,541	4,827	220,099
Lease financing	—	—	—	—	450	—	450
Total gross loans and leases receivable held to maturity	$4,036	$1,127	$—	$5,163	$2,424,812	$57,435	$2,487,410

December 31, 2010
Commercial	$895	$282	$—	$1,177	$547,740	$9,114	$558,031
Commercial real estate	5,328	2,940	85	8,353	1,087,075	65,534	1,160,962
Total commercial and commercial real estate	6,223	3,222	85	9,530	1,634,815	74,648	1,718,993
Residential real estate	2,482	—	—	2,482	151,734	9,510	163,726
Agricultural and agricultural real estate	283	292	—	575	248,698	1,670	250,943
Consumer	2,369	628	—	2,997	206,834	4,684	214,515
Lease financing	—	—	—	—	981	—	981
Total gross loans and leases receivable held to maturity	$11,357	$4,142	$85	$15,584	$2,243,062	$90,512	$2,349,158

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at December 31, 2011, and December 31, 2010, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2011, and December 31, 2010, any related allowance recorded for those loans as of December 31, 2011, and December 31, 2010, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2011 and 2010, and the interest income recognized on the impaired loans during the years ended December 31, 2011 and 2010, in thousands:

December 31, 2011	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$8,433	$8,397	$1,990	$9,395	$434
Commercial real estate	13,558	13,558	1,929	32,471	412
Total commercial and commercial real estate	21,991	21,955	3,919	41,866	846
Residential real estate	1,776	1,775	464	1,854	57
Agricultural and agricultural real estate	—	—	—	2,722	—
Consumer	2,764	2,764	1,097	2,688	32
Total loans held to maturity	$26,531	$26,494	$5,480	$49,130	$935
Impaired loans without a related allowance
Commercial	$1,737	$896	$—	$2,221	$2
Commercial real estate	79,876	52,909	—	54,657	804
Total commercial and commercial real estate	81,613	53,805	—	56,878	806
Residential real estate	4,324	4,130	—	4,293	46
Agricultural and agricultural real estate	14,428	14,385	—	14,302	557
Consumer	2,226	1,627	—	1,470	5
Total loans held to maturity	$102,591	$73,947	$—	$76,943	$1,414
Total impaired loans held to maturity
Commercial	$10,170	$9,293	$1,990	$11,616	$436
Commercial real estate	93,434	66,467	1,929	87,128	1,216
Total commercial and commercial real estate	103,604	75,760	3,919	98,744	1,652
Residential real estate	6,100	5,905	464	6,147	103
Agricultural and agricultural real estate	14,428	14,385	—	17,024	557
Consumer	4,990	4,391	1,097	4,158	37
Total impaired loans held to maturity	$129,122	$100,441	$5,480	$126,073	$2,349

December 31, 2010	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$14,936	$14,936	$2,837	$15,471	$481
Commercial real estate	35,365	35,282	7,127	36,545	1,394
Total commercial and commercial real estate	50,301	50,218	9,964	52,016	1,875
Residential real estate	2,577	2,415	659	1,390	7
Agricultural and agricultural real estate	3,911	3,911	512	3,707	181
Consumer	2,445	2,431	1,026	1,740	70
Total loans held to maturity	$59,234	$58,975	$12,161	$58,853	$2,133
Impaired loans without a related allowance
Commercial	$4,378	$1,662	$—	$1,722	$1
Commercial real estate	92,979	70,059	—	72,567	1,026
Total commercial and commercial real estate	97,357	71,721	—	74,289	1,027
Residential real estate	3,515	3,035	—	1,748	47
Agricultural and agricultural real estate	12,401	12,344	—	11,701	391
Consumer	1,458	1,109	—	793	2
Total loans held to maturity	$114,731	$88,209	$—	$88,531	$1,467
Total impaired loans held to maturity
Commercial	$19,314	$16,598	$2,837	$17,193	$482
Commercial real estate	128,344	105,341	7,127	109,112	2,420
Total commercial and commercial real estate	147,658	121,939	9,964	126,305	2,902
Residential real estate	6,092	5,450	659	3,138	54
Agricultural and agricultural real estate	16,312	16,255	512	15,408	572
Consumer	3,903	3,540	1,026	2,533	72
Total impaired loans held to maturity	$173,965	$147,184	$12,161	$147,384	$3,600

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank & Trust Co. based in Galena, Illinois, in a whole bank loss sharing transaction facilitated by the FDIC. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million. The estimated fair value of the loans acquired was $37.8 million.

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

The carrying amount of the covered loans at December 31, 2011, and December 31, 2010, consisted of impaired and nonimpaired loans purchased and are summarized in the following table:

(Dollars in thousands)
	December 31, 2011			December 31, 2010
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$2,553	$3,827	$6,380	$4,256	$5,800	$10,056
Residential real estate	—	4,158	4,158	—	5,792	5,792
Agricultural and agricultural real estate	—	1,659	1,659	379	2,344	2,723
Consumer loans	503	647	1,150	690	1,539	2,229
Total Covered Loans	$3,056	$10,291	$13,347	$5,325	$15,475	$20,800

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans were $9.0 million. At December 31, 2011, and December 31, 2010, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at December 31, 2011, and December 31, 2010.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the years ended December 31, 2011 and 2010, were as follows:

(Dollars in thousands)
	2011	2010
Balance at beginning of year	$75,565	$86,850
Advances	15,606	10,910
Repayments	(22,422)	(22,195)
Balance, end of year	$68,749	$75,565

FIVE
ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2011, 2010 and 2009, were as follows:

(Dollars in thousands)
	2011	2010	2009
Balance at beginning of year	$42,693	$41,848	$35,651
Provision for loan and lease losses	29,365	32,508	39,377
Recoveries on loans and leases previously charged-off	4,730	2,387	1,785
Loans and leases charged-off	(39,980)	(34,050)	(34,965)
Balance at end of year	$36,808	$42,693	$41,848

Changes in the allowance for loan and lease losses for the year ended December 31, 2011, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2010	$10,525	$20,316	$2,147	$2,381	$6,315	$9	$1,000	$42,693
Provision	1,941	20,941	(250)	2,452	5,288	(7)	(1,000)	29,365
Recoveries	1,051	2,868	33	46	732	—	—	4,730
Charge-offs	(2,970)	(29,504)	(167)	(1,878)	(5,461)	—	—	(39,980)
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808

SIX
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2011 and 2010, were as follows:

(Dollars in thousands)
	2011	2010
Land and land improvements	$33,092	$35,262
Buildings and building improvements	92,125	100,501
Furniture and equipment	45,128	45,412
Total	170,345	181,175
Less accumulated depreciation	(60,139)	(60,163)
Premises, furniture and equipment, net	$110,206	$121,012

Depreciation expense on premises, furniture and equipment was $6.3 million, $7.1 million and $7.3 million for 2011, 2010, and 2009, respectively.

SEVEN
GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in Heartland’s goodwill for 2011 and 2010:

(Dollars in thousands)

Goodwill balance at December 31, 2009	$27,548
Impairment charges in 2010	(1,639)
Goodwill balance at December 31, 2010	25,909
Impairment charge in 2011	—
Goodwill balance at December 31, 2011	$25,909

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

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2011 and 2010, are presented in the tables below:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$9,957	$8,815	$9,957	$8,345
Mortgage servicing rights	16,779	5,503	15,297	4,087
Customer relationship intangible	1,177	635	1,177	533
Total	$27,913	$14,953	$26,431	$12,965
Unamortized intangible assets		$12,960		$13,466

The following table shows the estimated future amortization expense related to intangible assets:

(Dollars in thousands)
	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ending:
2012	$441	$3,759	$55	$4,255
2013	423	3,007	45	3,475
2014	184	2,255	43	2,482
2015	15	1,503	42	1,560
2016	14	752	41	807
Thereafter	65	—	316	381

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2011. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions.

The following table summarizes the changes in capitalized mortgage servicing rights:

(Dollars in thousands)
	2011	2010
Balance, beginning of year	$11,210	$9,533
Originations	3,723	5,778
Amortization	(3,638)	(4,101)
Valuation adjustment	(19)	—
Balance, end of year	$11,276	$11,210

Mortgage loans serviced for others were $1.54 billion and $1.40 billion as of December 31, 2011 and 2010, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $7.0 million and $6.2 million as of December 31, 2011 and 2010, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $11.5 million and $12.3 million at December 31, 2011, and December 31, 2010, respectively. Heartland's mortgage servicing rights are separated into 15- and 30-year tranches. The 15-year tranche had a fair value of $2.41 million in comparison with the book value of $2.43 million. Accordingly, a valuation allowance of $19,000 was required as of December 31, 2011 and there was no valuation allowance on mortgage servicing rights at December 31, 2010.

EIGHT
DEPOSITS

At December 31, 2011, the scheduled maturities of time certificates of deposit were as follows:

(Dollars in thousands)

2012	$346,977
2013	143,428
2014	145,193
2015	55,739
2016	72,398
Thereafter	30,901
$794,636

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2011 and 2010, were $247.5 million and $274.9 million, respectively.

Interest expense on deposits for the years ended December 31, 2011, 2010 and 2009, was as follows:

(Dollars in thousands)
	2011	2010	2009
Savings and money market accounts	$9,090	$13,677	$18,407
Time certificates of deposit in denominations of $100,000 or more	5,928	7,534	11,202
Other time deposits	14,206	17,061	23,135
Interest expense on deposits	$29,224	$38,272	$52,744

NINE
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2011 and 2010, were as follows:

(Dollars in thousands)
	2011	2010
Securities sold under agreement to repurchase	$253,496	$212,740
Federal funds purchased	10,800	9,575
U.S. Treasury demand note	—	3,966
Notes payable to unaffiliated banks	5,785	9,583
Total	$270,081	$235,864

Prior to April 2011, Heartland maintained credit lines with two unaffiliated banks, one of which provided borrowing authority for $15.0 million and one of which provided borrowing authority of $5.0 million. On April 20, 2011, Heartland entered into a debt arrangement with one of these banks to convert the $15.0 million revolving line of credit into a $15.0 million amortizing term loan with a maturity date of April 20, 2016, and to add $5.0 million in borrowing capacity in the form of a revolving line of credit with a maturity date of April 20, 2013. At the same time, Heartland entered into an interest rate swap transaction designated as a cash flow hedge, with the bank to fix the term loan at 5.14% for the full five-year term. Accordingly after this debt arrangement, Heartland has two credit lines with two unaffiliated banks, both with revolving borrowing capacity of $5.0 million and one with an additional $15.0 million amortizing term loan. At December 31, 2011, Heartland had no outstanding balance on either line of credit. The agreement with the revolving credit line and term loan contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2011:

•	Heartland will maintain regulatory capital at well capitalized levels on a consolidated basis.

•	Heartland will maintain on a consolidated basis a minimum return on average assets of at least .50% tested quarterly on a rolling four-quarter basis.

•	On a consolidated basis, Heartland's nonperforming assets to Tier 1 capital and allowance for loan and lease losses will not exceed 35%, measured continuously.

•	Heartland will maintain on a consolidated basis a minimum allowance for loan and lease losses to gross loans and leases ratio of 1.25%.

•	Heartland will inform the lender of any material regulatory non-compliance or written agreement concerning Heartland or any of its subsidiaries.

•	A senior officer of Heartland will submit a written quarterly statement of compliance with the financial covenants established under the credit agreement.

All retail repurchase agreements as of December 31, 2011 and 2010 were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2011, 2010, and 2009, were as follows:

(Dollars in thousands)
	2011	2010	2009
Maximum month-end balance	$270,081	$235,864	$205,747
Average month-end balance	197,527	198,382	140,289
Weighted average interest rate for the year	0.44%	0.58%	0.51%
Weighted average interest rate at year-end	0.35%	0.48%	0.58%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $82.8 million at December 31, 2011, and $100.7 million at December 31, 2010. There were no borrowings under the Discount Window Program outstanding at year-end 2011 and 2010.

TEN
OTHER BORROWINGS

Other borrowings at December 31, 2011 and 2010, were as follows:

(Dollars in thousands)
	2011	2010
Advances from the FHLB; weighted average call dates at December 31, 2011 and 2010 were September 2014 and July 2014, respectively; and weighted average interest rates were 3.33% and 3.29%, respectively	$132,297	$135,709
Wholesale repurchase agreements; weighted average call dates at December 31, 2011 and 2010 were August 2012 and February 2012, respectively; and weighted average interest rates were 3.22% and 3.12%, respectively	85,000	85,000
Trust preferred securities	113,405	113,405
Senior notes	27,500	24,500
Note payable to unaffiliated bank	14,221	—
Obligations to repurchase minority interest shares of Summit Bank & Trust	—	2,994
Contracts payable for purchase of real estate and other assets	397	919
Total	$372,820	$362,527

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka. The advances from the FHLB are collateralized by the Heartland banks' investments in FHLB stock of $8.8 million and $8.7 million at December 31, 2011 and 2010, respectively. Additional collateral provided by the Heartland banks to the FHLB was one-to-four family residential mortgages, commercial and agricultural mortgages and securities pledged totaling $1.01 billion at December 31, 2011, and $989.4 million at December 31, 2010.

Heartland has entered into various wholesale repurchase agreements which had balances totaling $85.0 million at December 31, 2011, and 2010. A schedule of Heartland's wholesale repurchase agreements outstanding as of December 31, 2011, were as follows:

(Dollars in thousands)
	Amount	Interest Rate as of 12/31/11(1)	Issue Date	Maturity Date	Callable Date
Counterparty:
JP Morgan Chase	$25,000	2.48%	1/17/2008	1/17/2013	1/17/2012
Citigroup Global Markets	15,000	3.32%	4/17/2008	4/17/2015	4/17/2012
Citigroup Global Markets	20,000	3.61%(2)	4/17/2008	4/17/2018	1/17/2012
Barclays Capital	10,000	4.07%	7/01/2008	7/01/2013	7/01/2013
Citigroup Global Markets	15,000	2.69%	1/23/2009	1/23/2014	-
	$85,000

(1) Interest rates are fixed with the exception of the interest rate on the $20.0 million transaction with Citigroup Global Markets.
(2) Interest rate resets quarterly on the 17th of January, April, July and October of each year until maturity. Embedded within the contract is a cap interest rate of 3.61%.

Heartland currently has six wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $240,000 as of December 31, 2011. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2011, were as follows:

(Dollars in thousands)
	Amount Issued	Interest Rate	Interest Rate as of 12/31/11 (1)		Maturity Date	Callable Date
Rocky Mountain Statutory Trust I	$5,155	10.60%	10.60%		09/07/2030	03/07/2012
Heartland Financial Statutory Trust III	20,619	8.25%	8.25%		10/10/2033	03/31/2012
Heartland Financial Statutory Trust IV	25,774	2.75% over Libor	3.30%	(2)	03/17/2034	03/17/2012
Heartland Financial Statutory Trust V	20,619	1.33% over Libor	1.73%	(3)	04/07/2036	04/07/2012
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%		09/15/2037	06/15/2012
Heartland Financial Statutory Trust VII	20,619	1.48% over Libor	2.01%	(4)	09/01/2037	09/01/2012
	$113,405

(1) Effective weighted average interest rate as of December 31, 2011, was 6.13% due to interest rate swap transactions on the variable rate securities as discussed in Note 11 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2011, was 5.33% due to an interest rate swap transaction as discussed in Note 11 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2011, was 4.69% due to an interest rate swap transaction as discussed in Note 11 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2011, was 4.70% due to an interest rate swap transaction as discussed in Note 11 to Heartland's consolidated financial statements.

For regulatory purposes, $112.7 million and $106.9 million of the capital securities qualified as Tier 1 capital for regulatory purposes as of December 31, 2011 and 2010, respectively.

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

Heartland repurchased the common shares of Summit Bank & Trust owned by minority shareholders on October 31, 2011 for $2.6 million in cash. Heartland had an agreement with the minority shareholders of Summit Bank & Trust that required Heartland to repurchase the common shares five years from the date of opening at a minimum return of 7.66% on the original investment amount.

Future payments at December 31, 2011, for other borrowings follow in the table below. Callable FHLB advances and wholesale repurchase agreements are included in the table at their call date.

(Dollars in thousands)

2012	$66,651
2013	28,431
2014	16,483
2015	136,545
2016	9,369
Thereafter	115,341
$372,820

ELEVEN
DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy, including interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions and Heartland has not experienced any losses from counterparty nonperformance on derivative instruments. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $6.3 million and $4.6 million of cash as collateral at December 31, 2011 and 2010, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balances sheets. See Note 19, “Fair Value Measurements,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the year ended December 31, 2011, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $2.0 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.1 million.

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

During the first quarter of 2009, Heartland entered into three forward-starting interest rate swap transactions to effectively convert $65.0 million of its variable interest rate subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) to fixed interest rate debt. For accounting purposes, these three swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $65.0 million of Heartland's subordinated debentures (issued in connection with the trust preferred securities of Heartland Financial Statutory Trust IV, V and VII) that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges:

(Dollars in thousands)
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2011
Interest rate swap	$14,221	$(725)	Other Liabilities	3.035%	5.140%	4/20/2016
Interest rate swap	25,000	(1,032)	Other Liabilities	0.559%	2.580%	3/17/2014
Interest rate swap	20,000	(2,064)	Other Liabilities	0.527%	3.220%	3/01/2017
Interest rate swap	20,000	(2,584)	Other Liabilities	0.384%	3.355%	1/07/2020

December 31, 2010
Interest rate swap	$25,000	$(996)	Other Liabilities	0.302%	2.580%	3/17/2014
Interest rate swap	20,000	(873)	Other Liabilities	0.296%	3.220%	3/01/2017
Interest rate swap	20,000	(479)	Other Liabilities	0.290%	3.355%	1/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges:

(Dollars in thousands)
	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
December 31, 2011
Interest rate swap	$(488)	Interest Expense	$(216)	Other Income	$(227)
Interest rate swap	(39)	Interest Expense	(573)	Other Income	—
Interest rate swap	(1,195)	Interest Expense	(589)	Other Income	—
Interest rate swap	(2,109)	Interest Expense	(618)	Other Income	—

December 31, 2010
Interest rate swap	$(1,108)	Interest Expense	$(447)	Other Income	$—
Interest rate swap	(1,225)	Interest Expense	(487)	Other Income	—
Interest rate swap	(1,218)	Interest Expense	(615)	Other Income	—

Economic Hedges

Heartland has certain derivative contracts which are accounted for as economic hedges. These contracts do not qualify for hedge accounting. These contracts are carried on the balance sheet at fair value with changes in fair value recorded as a component of other noninterest income on the consolidated statements of income.

To reduce the potentially negative impact a change in interest rates would have on interest income, Heartland entered into a five year interest rate collar transaction on a notional amount of $50 million on September 19, 2005. For accounting purposes, the collar transaction was designated as a cash flow hedge and was deemed effective on September 21, 2005 and matured on September 21, 2010. Heartland was the payer on prime at a cap strike rate of 9.0% and the counterparty was the payer on prime at a floor strike rate of 6.0%. The collar was split into four separately identified hedging relationships. These hedging relationships were associated with interest payments on certain prime rate loans (loan pools) specifically identified at each of four subsidiary banks. At various times between June 30, 2007 and June 30, 2009 the collar transactions did not meet the retrospective hedge effectiveness test for each of the four separately identified hedging relationships caused by paydowns to the loans which reduced the designated loan pools below the notional amount. Accordingly, hedge accounting ceased as of the last day the hedging relationships were deemed highly effective. During 2010, the mark to market adjustment on the total collar transaction was a loss of $1,029,000. Cash payments received on the collar transaction during 2010 totaled $1,047,000.

To reduce the potentially negative impact an upward movement in interest rates would have on its net interest income, Heartland entered into two cap transactions. For accounting purposes, these two cap transactions were designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, above the cap strike rate associated with the hedged interest payments made on $40 million of Heartland's subordinated debentures that reset quarterly on a specified reset date.

The first transaction executed on January 15, 2008 was a fifty-five month interest rate cap on a notional amount of $20 million. The cap had an effective date of January 15, 2008 and a maturity date of September 1, 2012. Should 3 month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. Heartland executed an interest rate swap transaction on February 4, 2009 and converted this cap transaction into an economic hedge and hedge accounting for the cap transaction was ceased.

he second transaction executed on March 27, 2008 was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million. The cap had an effective date of January 7, 2009, and a maturity date of April 7, 2011. When 3-month LIBOR exceeded 5.5% on a reset date, the counterparty paid Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction.

Mortgage Derivatives

Heartland also has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and therefore do not qualify for hedge accounting treatment.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments:

(Dollars in thousands)
	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2011
Interest rate lock commitments (mortgage)	$113,438	$3,697	Other Assets
Interest rate cap	20,000	—	Other Assets
Forward commitments	91,750	(869)	Other Assets

December 31, 2010
Interest rate cap	$20,000	$5	Other Liabilities
Interest rate cap	20,000	—	Other Liabilities

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments:

(Dollars in thousands)
	Income Statement Category	Amount of Gain(Loss) Recognized
December 31, 2011
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$3,697
Interest rate cap	Other Income	(5)
Forward commitments	Gains on Sale of Loans Held for Sale	(869)

December 31, 2010
Interest rate cap	Other Income	$(70)
Interest rate cap	Other Income	(3)
Interest rate cap	Other Income	(1,021)

TWELVE
INCOME TAXES

Income taxes for the years ended December 31, 2011, 2010, and 2009, were as follows:

(Dollars in thousands)
	2011	2010	2009
Current:
Federal	$4,639	$10,338	$8,086
State	1,300	2,244	1,709
Total current	$5,939	$12,582	$9,795
Deferred:
Federal	$2,905	$(2,121)	$(3,021)
State	1,458	(615)	422
Total deferred	$4,363	$(2,736)	$(2,599)
Total income tax expense	$10,302	$9,846	$7,196

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $108,000, $28,000, and $18,000 in 2011, 2010 and 2009, respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2011 and 2010, were as follows:

(Dollars in thousands)
	2011	2010
Deferred tax assets:
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$2,211	$797
Securities	1,225	1,227
Allowance for loan and lease losses	13,754	16,042
Deferred compensation	2,330	2,032
Organization and acquisitions costs	467	541
Net operating loss carryforwards	2,026	1,673
Non-accrual loan interest	1,326	1,418
OREO writedowns	4,444	5,356
Other	64	237
Gross deferred tax assets	27,847	29,323
Valuation allowance	(1,964)	(1,242)
Total deferred tax assets	$25,883	$28,081

Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	(9,603)	(5,963)
Premises, furniture and equipment	(6,402)	(5,549)
Lease financing	(93)	(281)
Tax bad debt reserves	(326)	(424)
Purchase accounting	(3,434)	(3,450)
Prepaid expenses	(664)	(558)
Mortgage servicing rights	(4,599)	(4,546)
Deferred loan fees	(194)	(241)
Other	(325)	(233)
Gross deferred tax liabilities	$(25,640)	$(21,245)
Net deferred tax asset	$243	$6,836

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. Net operating loss carryforwards for state income tax purposes were approximately $40.0 million at December 31, 2011, and $35.0 million at December 31, 2010. The associated deferred tax asset, net of federal tax, was $2.0 million at December 31, 2011, and $1.7 million at December 31, 2010. These carryforwards expire beginning December 31, 2013, through December 31, 2031. A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $2.0 million at December 31, 2011, and $1.2 million at December 31, 2010. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

(Dollars in thousands)
	2011	2010	2009
Computed “expected” tax on net income	$13,421	$11,812	$4,816
Increase (decrease) resulting from:
Nontaxable interest income	(3,725)	(3,055)	(2,700)
State income taxes, net of federal tax benefit	2,056	1,059	1,385
Nondeductible goodwill and other intangibles	—	574	4,487
Tax credits	(798)	(554)	(212)
Other	(652)	10	(580)
Income taxes	$10,302	$9,846	$7,196
Effective tax rates	26.9%	29.2%	52.3%
Effective tax rates exclusive of goodwill impairment charge	26.9%	27.8%	27.2%

Heartland had investments in certain low-income housing projects totaling $7.6 million at December 31, 2011, $8.4 million as of December 31, 2010, and $5.4 million as of December 31, 2009. These investments generated federal low-income housing tax credits of $798,000 in 2011, $554,000 in 2010 and $212,000 in 2009. These investments are expected to generate federal low-income housing tax credits of approximately $798,000 for 2013 and 2014, $755,000 for 2015, $581,000 for 2016 through 2019 and $241,000 for 2020.

On December 31, 2011, the amount of unrecognized tax benefits was $751,000, including $113,000 of accrued interest and penalties. On December 31, 2010, the amount of unrecognized tax benefits was $1.2 million, including $217,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2011 and 2010, follows:

(Dollars in thousands)
	2011	2010
Balance at January 1	$1,198	$1,127
Additions for tax positions related to the current year	104	315
Additions for tax positions related to prior years	31	63
Reductions for tax positions due to settlement with taxing authorities	—	—
Reductions for tax positions related to prior years	(582)	(307)
Balance at December 31	$751	$1,198

The tax years ended December 31, 2008, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2007, and later remain open for examination. A income tax review is currently underway with the Illinois Department of Revenue for the years 2007 and 2008. Wisconsin Community Bank, one of Heartland’s bank subsidiaries, has undergone a franchise tax review for the years ended December 31, 2002 and 2003. In dispute was $1.1 million of deducted expenditures. During the process of appealing the field audit report, a settlement agreement was reached, which included a payment of $260,000 in taxes and $90,000 in interest and penalties. In addition to the years initially under review, the settlement included the years ended December 31, 2004, 2005, 2006 and 2007. The settlement payment was made during the first quarter of 2009. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

THIRTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $2.2 million, $1.8 million, and $1.5 million for 2011, 2010, and 2009, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2011 and 2010 and up to 2% of the participants' wages in 2009. Costs charged to operating expenses with respect to the matching contributions were $1.3 million, $1.1 million and $863,000, for 2011, 2010, and 2009, respectively.

FOURTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2011, for all non-cancelable leases were as follows:

(Dollars in thousands)

2012	$1,440
2013	1,521
2014	1,321
2015	982
2016	899
Thereafter	5,771
$11,934

Rental expense for premises and equipment leased under operating leases was $2.0 million, $1.4 million, $1.8 million, for 2011, 2010, and 2009, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. In addition, DB&T Community Development Corp. leases properties it owns to third parties. Occupancy expense is presented net of rental income of $1.3 million, $1.3 million and $1.4 million for 2011, 2010, and 2009, respectively.

In the normal course of business, the Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2011 and 2010, commitments to extend credit aggregated $765.8 million and $623.2 million, respectively, and standby letters of credit aggregated $49.1 million and $48.7 million, respectively. Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments which were recorded in the consolidated balance sheets at their fair values. At December 31, 2011 and 2010, Heartland had commitments to sell residential real estate loans totaling $83.5 million and $52.6 million, respectively. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. Heartland had a recorded repurchase obligation of $613,000 at December 31, 2011, and had no repurchase obligation recorded at December 31, 2010.
Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2011 and 2010, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $127,000 and $182,000, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2011, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

FIFTEEN
STOCK PLANS

ASC Topic 718, “Compensation-Stock Compensation” requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award.

On May 18, 2005, the Heartland 2005 Long-Term Incentive Plan was adopted, replacing the 2003 Stock Option Plan. Under the 2005 Long-Term Incentive Plan, 1,000,000 shares have been reserved for issuance. The 2005 Long-Term Incentive Plan is administered by the Nominating and Compensation Committee (the “Compensation Committee”) of the Board of Directors. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2005 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. The 2005 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. The Compensation Committee determines the specific employees who will be granted awards under the 2005 Long-Term Incentive Plan and the type and amount of any such awards. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. At December 31, 2011, there were 321,894 shares available for issuance under new awards that may be granted in the future under the 2005 Long-Term Incentive Plan. At December 31, 2010, there were 377,960 shares available for issuance under new awards that may be granted in the future under the 2005 Stock Option Plan. Shares available for options forfeited under the 2003 Option Plan are transferable to shares available under the 2005 Long-Term Incentive Plan.

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Heartland Compensation Committee. On January 18, 2011, restricted stock units (“RSUs”) totaling 101,150 were granted to key policy-making employees. On January 19, 2010, RSUs totaling 98,200 were granted to key policy-making employees. These RSUs were granted at no cost to the employee. These RSUs represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the employee attains age 62 and has provided ten years of service to Heartland and will continue to vest after retirement if retirement occurs after the second anniversary of the grant date.

On October 11, 2011, performance-based RSUs totaling 21,200 were granted to key policy-making employees. These RSUs were granted at no cost to the employee. These RSUs represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over three years in three equal installments on the first, second and third anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the employee attains age 62 and has provided five years of service to Heartland.

In 2005, stock awards totaling 136,500 were granted to key policy-making employees. These stock awards were granted at no cost to the employees. These awards were contingent upon the achievement of performance objectives through December 31, 2011, and additional compensation expense was recorded through 2011.

Options have been granted with an exercise price equal to the fair market value of Heartland common stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the stock option activity under equity incentive plans for the years ending December 31, 2011, 2010, and 2009 follows:

	2011 Shares	2011 Weighted- Average Exercise Price	2010 Shares	2010 Weighted- Average Exercise Price	2009 Shares	2009 Weighted- Average Exercise Price
Outstanding at beginning of year	672,721	$20.27	704,471	$20.02	743,363	$19.79
Granted	—	—	—	—	—	—
Exercised	(53,625)	9.65	(20,500)	10.68	(22,875)	11.84
Forfeited	(48,334)	22.73	(11,250)	21.63	(16,017)	21.38
Outstanding at end of year	570,762	$21.06	672,721	$20.27	704,471	$20.02
Options exercisable at end of year	436,245	$20.86	399,071	$18.80	311,771	$16.26

At December 31, 2011, vested stock options totaled 436,245 shares with a weighted average exercise price of $20.86 per share and a weighted average remaining contractual life of 3.55 years. The intrinsic value for the vested stock options as of December 31, 2011, was $223,000. The intrinsic value for the total of all stock options exercised during the year ended December 31, 2011, was $305,000. The total fair value of shares under stock options and awards vested during the year ended December 31, 2011, was $1.3 million. As of December 31, 2011 and 2010, options outstanding under equity incentive plans had exercise prices ranging from $8.80 to $29.65 per share and a weighted-average remaining contractual life of 4.07 and 4.80 years, respectively.

No options were granted in 2011, 2010 and 2009. Cash received from options exercised for the year ended December 31, 2011 was $517,000, with a related tax benefit of $108,000. Cash received from options exercised for the year ended December 31, 2010 was $219,000, with a related tax benefit of $28,000.

Total compensation costs recorded for RSUs, stock options and restricted stock awards were $1.3 million, $926,000, and $862,000 for 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $2.6 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for RSUs and stock options which is expected to be recognized through 2015. In addition, for the years ended December 31, 2011, 2010 and 2009, the shares of stock awarded to Heartland directors in return for services performed were 5,200, 5,000, and 5,000, respectively. The related compensation expense recorded was $83,000, $87,000, and $84,000 for the respective years.

At Heartland’s annual meeting of stockholders on May 18, 2005, the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), was adopted, effective January 1, 2006. The 2006 ESPP permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Compensation Committee). A maximum of 500,000 shares is available for sale under the 2006 ESPP. For the year ended December 31, 2011, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2010. For the year ended December 31, 2010, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2009. At December 31, 2011, 3,500 shares were purchased under the 2006 ESPP and at December 31, 2010, 19,360 shares were purchased under the 2006 ESPP. Under ASC Topic 718, compensation expense of $39,000 was recorded in 2011 and $73,000 was recorded in 2010, because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

SIXTEEN
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

SEVENTEEN
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

The Series C Preferred Stock qualifies as Tier 1 capital for Heartland. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of Qualified Small Business Lending or (“QSBL”). Based upon Heartland's level of QSBL compared to the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, has been set at 5%. For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1.00% and 5.00%, to reflect the amount of change in Heartland's level of QSBL. For the 11th calendar quarter (starting January 1, 2014) through 4.5 years after issuance (March 15, 2016), the dividend rate will be fixed at between 1.00% and 7.00% based upon the increase in QSBL as compared to the baseline. In addition, if there has been no increase in QSBL, then Heartland will be obligated to pay a quarterly lending incentive fee starting on the fifth annual anniversary after it received CPP funds (January 1, 2014) and ending on March 31, 2016, of 0.50% per quarter, or 2.00% per year (aggregate dividends and fees of 9.00%). After 4.5 years from issuance (March 15, 2016), the dividend rate will increase to 9.00%.

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

The terms of the Series C Preferred Stock impose limits on Heartland's ability to pay dividends on and repurchase shares of its common stock and other securities. In general, Heartland may declare and pay dividends on its common stock or any other stock junior to the Series C Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares Heartland's Tier 1 Capital would be at least 90% of the difference between $312.5 million (the Tier 1 Capital on the signing date) and any subsequent net charge-offs (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction on or after January 1, 2014 by 10% for each one percent increase in Heartland's QSBL over the baseline level through September 30, 2013. If, however Heartland fails to declare and pay dividends on the Series C Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment Heartland may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the Series C Preferred Stock, except in very limited circumstances. If any Series C Preferred Stock remains outstanding on the 10th anniversary of issuance, Heartland may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2011 and 2010, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the table below:

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$481,513	15.87%	$242,715	8.00%	N/A
Dubuque Bank and Trust Company	125,478	12.55	79,962	8.00	99,953	10.00%
Galena State Bank & Trust Co.	26,354	13.34	15,804	8.00	19,755	10.00
Riverside Community Bank	27,636	13.83	15,982	8.00	19,978	10.00
Wisconsin Community Bank	50,475	14.77	27,348	8.00	34,185	10.00
New Mexico Bank & Trust	85,006	13.45	50,560	8.00	63,200	10.00
Arizona Bank & Trust	21,045	12.10	13,913	8.00	17,392	10.00
Rocky Mountain Bank	48,182	16.16	23,859	8.00	29,823	10.00
Summit Bank & Trust	12,170	16.03	6,075	8.00	7,594	10.00
Minnesota Bank & Trust	13,878	20.63	5,381	8.00	6,726	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$427,145	14.08%	$121,357	4.00%	N/A
Dubuque Bank and Trust Company	116,103	11.62	39,981	4.00	59,972	6.00%
Galena State Bank & Trust Co.	24,511	12.41	7,902	4.00	11,853	6.00
Riverside Community Bank	25,134	12.58	7,991	4.00	11,987	6.00
Wisconsin Community Bank	46,989	13.75	13,674	4.00	20,511	6.00
New Mexico Bank & Trust	78,345	12.40	25,280	4.00	37,920	6.00
Arizona Bank & Trust	18,814	10.82	6,957	4.00	10,435	6.00
Rocky Mountain Bank	44,452	14.91	11,929	4.00	17,894	6.00
Summit Bank & Trust	11,220	14.78	3,038	4.00	4,556	6.00
Minnesota Bank & Trust	13,290	19.76	2,690	4.00	4,036	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$427,145	10.24%	$166,865	4.00%	N/A
Dubuque Bank and Trust Company	116,103	8.77	52,961	4.00	66,201	5.00%
Galena State Bank & Trust Co.	24,511	8.41	11,654	4.00	14,568	5.00
Riverside Community Bank	25,134	7.78	12,922	4.00	16,152	5.00
Wisconsin Community Bank	46,989	9.57	19,634	4.00	24,542	5.00
New Mexico Bank & Trust	78,345	8.47	37,010	4.00	46,263	5.00
Arizona Bank & Trust	18,814	8.50	8,849	4.00	11,062	5.00
Rocky Mountain Bank	44,452	10.50	16,938	4.00	21,173	5.00
Summit Bank & Trust	11,220	11.72	3,830	4.00	4,787	5.00
Minnesota Bank & Trust	13,290	16.53	3,215	4.00	4,019	5.00

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$465,666	16.23%	$229,521	8.00%	N/A
Dubuque Bank and Trust Company	110,860	13.26	66,867	8.00	83,584	10.00%
Galena State Bank & Trust Co.	25,194	14.47	13,929	8.00	17,411	10.00
First Community Bank	11,226	16.12	5,570	8.00	6,962	10.00
Riverside Community Bank	26,616	13.75	15,490	8.00	19,363	10.00
Wisconsin Community Bank	48,634	13.51	28,798	8.00	35,998	10.00
New Mexico Bank & Trust	80,422	12.87	50,006	8.00	62,507	10.00
Arizona Bank & Trust	24,562	15.67	12,543	8.00	15,679	10.00
Rocky Mountain Bank	46,474	15.68	23,706	8.00	29,632	10.00
Summit Bank & Trust	12,483	19.63	5,088	8.00	6,360	10.00
Minnesota Bank & Trust	13,926	31.51	3,536	8.00	4,420	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$403,357	14.06%	$114,760	4.00%	N/A
Dubuque Bank and Trust Company	100,408	12.01	33,433	4.00	50,150	6.00%
Galena State Bank & Trust Co.	23,370	13.42	6,965	4.00	10,447	6.00
First Community Bank	10,346	14.86	2,785	4.00	4,177	6.00
Riverside Community Bank	24,182	12.49	7,745	4.00	11,618	6.00
Wisconsin Community Bank	44,761	12.43	14,399	4.00	21,599	6.00
New Mexico Bank & Trust	72,676	11.63	25,003	4.00	37,504	6.00
Arizona Bank & Trust	22,539	14.38	6,272	4.00	9,407	6.00
Rocky Mountain Bank	42,769	14.43	11,853	4.00	17,779	6.00
Summit Bank & Trust	11,682	18.37	2,544	4.00	3,816	6.00
Minnesota Bank & Trust	13,373	30.26	1,768	4.00	2,652	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$403,357	9.92%	$162,580	4.00%	N/A
Dubuque Bank and Trust Company	100,408	8.33	48,209	4.00	60,261	5.00%
Galena State Bank & Trust Co.	23,370	8.27	11,302	4.00	14,128	5.00
First Community Bank	10,346	8.94	4,627	4.00	5,784	5.00
Riverside Community Bank	24,182	8.12	11,911	4.00	14,889	5.00
Wisconsin Community Bank	44,761	9.56	18,730	4.00	23,412	5.00
New Mexico Bank & Trust	72,676	8.01	36,290	4.00	45,362	5.00
Arizona Bank & Trust	22,539	9.45	9,539	4.00	11,923	5.00
Rocky Mountain Bank	42,769	10.02	17,065	4.00	21,332	5.00
Summit Bank & Trust	11,682	12.07	3,870	4.00	4,838	5.00
Minnesota Bank & Trust	13,373	23.59	2,267	4.00	2,834	5.00

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $125.3 million as of December 31, 2011, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $77.9 million as of December 31, 2011, under the capital requirements to remain well capitalized.

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

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, or similar instruments in markets that are not active, and model-based valuation techniques where all significant assumptions are observable in the market.

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

Assets

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of $3.1 million of Z tranche assets.

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

Loans Held to Maturity
Heartland does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan”. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At December 31, 2011, substantially all of the total impaired loans were based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies its impaired loans as nonrecurring Level 3.

Derivative Financial Instruments
Currently, Heartland uses interest rate caps, floors, collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities to manage its interest rate risk. The valuation of interest rate-related instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its interest-rate related derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, and December 31, 2010, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. Heartland relies on an internal valuation model to estimate the fair value of interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment group based on interest rate, term, and rate lock expiration dates of the loan commitment groups.

Heartland also relies on an internal valuation model to estimate the fair value of forward commitments to sell residential mortgage loans. The model includes inputs such as the estimate of what Heartland would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments. This also includes matching specific terms and maturities of the forward commitments against applicable investor pricing when available. While there are both Level 2 and 3 inputs used in the valuation models, Heartland feels that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within the Level 3 category of the fair value hierarchy. See Note 11 for additional disclosure regarding mortgage derivatives.

Other Real Estate
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

The table below presents, Heartland’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011, and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in thousands)
	Total Fair Value Dec. 31, 2011	Level 1	Level 2	Level 3
Trading securities	$333	$333	$—	$—
Available-for-sale securities	1,267,999	107,147	1,157,609	3,243
Total assets at fair value	$1,268,332	$107,480	$1,157,609	$3,243

	Total Fair Value Dec. 31, 2010	Level 1	Level 2	Level 3
Trading securities	$244	$244	$—	$—
Available-for-sale securities	1,204,699	320,008	880,015	4,676
Total assets at fair value	$1,204,943	$320,252	$880,015	$4,676

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table:

(Dollars in thousands)
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
	Fair Value	Fair Value
Balance at January 1,	$4,676	$1,535
Purchases	—	—
Redemptions	(1,406)	(45)
Market value appreciation (depreciation)	(27)	3,186
Balance at December 31,	$3,243	$4,676

The table below presents Heartland’s assets measured at fair value on a nonrecurring basis:

(Dollars in thousands)
	Carrying Value at December 31, 2011				Year Ended December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$94,961	$—	$—	$94,961	$32,640
OREO	44,387	—	—	44,387	7,079

	Carrying Value at December 31, 2010				Year Ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$147,184	$—	$—	$147,184	$27,492
OREO	32,002	—	—	32,002	11,711

The table below is a summary of the estimated fair value of Heartland’s financial instruments as of December 31, 2011 and 2010 as defined by ASC 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

(Dollars in thousands)
	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$129,834	$129,834	$62,572	$62,572
Trading securities	333	333	244	244
Securities available for sale	1,267,999	1,267,999	1,204,699	1,204,699
Securities held to maturity	58,260	57,486	59,621	58,610
Loans held for sale	53,528	53,999	23,904	23,904
Loans and leases held to maturity, net of unearned	2,494,631	2,488,881	2,364,787	2,370,933
Mortgage derivatives	2,828	2,828	—	—
Financial Liabilities:
Demand deposits	$737,323	$737,323	$580,589	$580,589
Savings deposits	1,678,154	1,678,154	1,558,998	1,558,998
Time deposits	794,636	794,636	894,461	894,461
Short-term borrowings	270,081	270,081	235,864	235,864
Other borrowings	372,820	352,847	362,527	347,749
Derivatives	6,185	6,185	2,122	2,122

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

TWENTY
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2011	2010
Assets:
Cash and interest bearing deposits	$26,960	$17,365
Trading securities	333	244
Securities available for sale	4,858	6,365
Investment in subsidiaries	460,946	435,224
Other assets	22,140	19,970
Due from subsidiaries	2,750	2,750
Total assets	$517,987	$481,918
Liabilities and stockholders’ equity:
Short-term borrowings	$—	$5,000
Other borrowings	155,126	140,899
Accrued expenses and other liabilities	12,643	6,928
Total liabilities	167,769	152,827
Stockholders’ equity:
Preferred stock	81,698	78,483
Common stock	16,612	16,612
Capital surplus	43,333	44,628
Retained earnings	198,182	184,525
Accumulated other comprehensive income	12,147	8,517
Treasury stock	(1,754)	(3,674)
Total stockholders’ equity	350,218	329,091
Total liabilities and stockholders’ equity	$517,987	$481,918

INCOME STATEMENTS
(Dollars in thousands)
	For the years ended December 31,
	2011	2010	2009
Operating revenues:
Dividends from subsidiaries	$26,400	$19,700	$12,000
Securities gains, net	1,424	101	2,405
Gain (loss) on trading account securities	89	(91)	211
Impairment loss on equity securities	—	—	(40)
Other	476	671	1,734
Total operating revenues	28,389	20,381	16,310
Operating expenses:
Interest	9,113	7,499	6,104
Salaries and benefits	5,741	2,800	957
Professional fees	2,498	694	547
Other operating expenses	3,146	3,075	717
Total operating expenses	20,498	14,068	8,325
Equity in undistributed earnings (loss)	12,852	12,605	(3,055)
Income before income tax benefit	20,743	18,918	4,930
Income tax benefit	7,301	4,985	1,632
Net income	28,044	23,903	6,562
Preferred dividends and discount	(7,640)	(5,344)	(5,344)
Net income available to common stockholders	$20,404	$18,559	$1,218

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$28,044	$23,903	$6,562
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed loss (earnings) of subsidiaries	(12,852)	(12,605)	3,055
Security gains, net	(1,424)	(101)	(2,405)
Impairment loss on securities	—	—	40
Decrease in due from subsidiaries	—	2,000	10,750
Increase in accrued expenses and other liabilities	5,714	897	9
(Increase) decrease in other assets	(2,157)	(5,443)	1,227
(Increase) decrease in trading account securities	(89)	451	997
Other, net	(442)	(2,354)	987
Net cash provided by operating activities	16,794	6,748	21,222
Cash flows from investing activities:
Capital contributions to subsidiaries	(6,000)	(21,047)	(43,720)
Purchases of available for sale securities	—	(8,101)	(2,919)
Proceeds from the maturity of and principal paydowns on securities available for sale	—	1,644	33,332
Proceeds from sales of available for sale securities	1,507	16,814	—
Net cash used by investing activities	(4,493)	(10,690)	(13,307)
Cash flows from financing activities:
Net change in short-term borrowings	(5,000)	—	5,000
Proceeds from other borrowings	18,165	24,844	—
Repayments of other borrowings	(3,938)	(240)	(792)
Proceeds from issuance of preferred stock	81,698	—	—
Payment for the repurchase of preferred stock	(81,698)	—	—
Redemption of warrant	(1,800)	—	—
Cash dividends paid	(11,172)	(10,606)	(10,182)
Purchase of treasury stock	(389)	(212)	(236)
Proceeds from issuance of common stock	1,428	1,360	970
Net cash provided (used) by financing activities	(2,706)	15,146	(5,240)
Net increase in cash and cash equivalents	9,595	11,204	2,675
Cash and cash equivalents at beginning of year	17,365	6,161	3,486
Cash and cash equivalents at end of year	$26,960	$17,365	$6,161

TWENTY-ONE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)

2011	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$36,837	$36,235	$36,601	$35,721
Provision for loan and lease losses	7,784	7,727	3,845	10,009
Net interest income after provision for loan and lease losses	29,053	28,508	32,756	25,712
Noninterest income	19,038	13,262	14,669	12,608
Noninterest expense	40,203	31,863	32,343	32,887
Income taxes	1,671	2,549	4,870	1,212
Net income	6,217	7,358	10,212	4,221
Net income available to noncontrolling interest, net of tax	31	(20)	9	16
Net income attributable to Heartland	6,248	7,338	10,221	4,237
Preferred stock dividends and discount	(1,021)	(3,947)	(1,336)	(1,336)
Net income available to common stockholders	5,227	3,391	8,885	2,901

Per share:
Earnings per share-basic	$0.32	$0.21	$0.54	$0.18
Earnings per share-diluted	0.31	0.20	0.54	0.18
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	16.29	16.33	16.04	15.28
Weighted average common shares outstanding	16,460,613	16,444,369	16,426,741	16,407,845
Weighted average diluted common shares outstanding	16,599,741	16,585,021	16,568,701	16,557,353

(Dollars in thousands, except per share data)

2010	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$35,846	$36,713	$35,809	$34,684
Provision for loan and lease losses	8,860	4,799	9,955	8,894
Net interest income after provision for loan and lease losses	26,986	31,914	25,854	25,790
Noninterest income	18,293	12,609	10,834	10,593
Noninterest expense	37,317	33,446	29,575	28,901
Income taxes	1,464	4,187	2,035	2,160
Net income	6,498	6,890	5,078	5,322
Net income available to noncontrolling interest, net of tax	35	30	25	25
Net income attributable to Heartland	6,533	6,920	5,103	5,347
Preferred stock dividends and discount	(1,336)	(1,336)	(1,336)	(1,336)
Net income available to common stockholders	5,197	5,584	3,767	4,011

Per share:
Earnings per share-basic	$0.32	$0.34	$0.23	$0.25
Earnings per share-diluted	0.31	0.34	0.23	0.24
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	15.26	15.58	15.08	14.40
Weighted average common shares outstanding	16,392,806	16,380,606	16,363,106	16,348,652
Weighted average diluted common shares outstanding	16,515,657	16,465,650	16,459,978	16,435,844

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa

March 15, 2012

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2011, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter of 2011, a new methodology, including the installation of new software, was implemented to assist in the management of  interest rate risk in our mortgage loan origination operation. Management monitored these transition activities, including periodic reporting to the Audit Committee. No material internal control issues were encountered. There were no other significant changes to Heartland's disclosure controls or internal controls over financial reporting during 2011 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heartland Financial USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Heartland Financial USA, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa

March 15, 2012

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2012 Annual Meeting of Stockholders to be held on May 16, 2012 (the "2012 Proxy Statement") under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11.

EXECUTIVE COMPENSATION

The information in our 2012 Proxy Statement, under the captions “Compensation Discussion and Analysis”, "Corporate Governance and the Board of Directors - Committees of the Board - Compensation/Nominating Committee”, “Compensation/Nominating Committee Report On Executive Compensation” and "Executive Compensation" is incorporated by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2012 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Discussion" is incorporated by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2012 Proxy Statement under the captions "Transactions with Management" and "Corporate Governance and the Board of Directors - Our Board of Directors - Independence" is incorporated by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2012 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

Heartland Financial USA, Inc.

By:	/s/ Lynn B. Fuller	/s/ John K. Schmidt
	Lynn B. Fuller	John K. Schmidt
	Principal Executive Officer	Executive Vice President
and Principal Financial and Accounting Officer

Date:    March 14, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2012.

By:	/s/ Lynn B. Fuller	/s/ John K. Schmidt
	Lynn B. Fuller	John K. Schmidt
	President, CEO, Chairman and Director	Executive Vice President, CFO and Director
	/s/ James. F. Conlan	/s/ Mark C. Falb

	James F. Conlan	Mark C. Falb
	Director	Director
	/s/ Thomas L. Flynn	/s/ John W. Cox, Jr.

	Thomas L. Flynn	John W. Cox, Jr.
	Director	Director
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

3.5
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

4.4
Form of Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association, as Trustee, to be used in connection with the issuance of subordinated debt securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 filed on May 15, 2009).

4.5		Form of Stock Certificate for Fixed Senior Non-Cumulative Perpetual Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on September 15, 2011).

10.1		Heartland Financial USA, Inc. Dividend Reinvestment Plan dated as of January 24, 2002 (incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on January 25, 2002).

10.2	(1)	Heartland Financial USA, Inc. 2003 Stock Option Plan dated as of May 21, 2003 (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Form DEF14A filed on April 7, 2003).

10.3
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

10.5
Indenture by and between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of January 31, 2006 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2006).

10.6	(1)	Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.7
Heartland Financial USA, Inc. 2006 Employee Stock Purchase Plan effective January 1, 2006 (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.8	(1)
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

10.10
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

10.12	(1)
Change of Control Agreements between Heartland Financial USA, Inc. and Executive Officers dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007).

10.13
Subscription and Shareholder Agreement between Heartland Financial USA, Inc. and Investors in Minnesota Bank & Trust dated as of September 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.14	(1)
Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007).

10.15	(1)
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including four subsequent amendments effective January 1, 2002, May 1, 2002, September 16, 2003 and December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.16	(1)
Form of Executive Supplemental Life Insurance Plan effective January 1, 2005, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including a subsequent amendment effective December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Community Bank and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.17	(1)
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.18	(1)
Form of Split-Dollar Agreement effective November 1, 2008, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Community Bank, New Mexico Bank & Trust, Arizona Bank & Trust, Summit Bank & Trust, Minnesota Bank & Trust and Citizens Finance Co. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

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

10.20	(1)
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

10.21		Form of Senior Notes of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

10.22		Promissory Note between Heartland Financial USA, Inc. and Valley Bank dated as of November 12, 2010 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

10.23
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of April 20, 2011, including Loan Commitment Letter dated April 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.24
ISDA Confirmation Letter between Heartland Financial USA, Inc. and Bankers Trust Company dated April 5, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.25
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated April 20, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.26
Securities Purchase Agreement between Heartland Financial USA, Inc. and the Secretary of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 15, 2011).

10.27
Repurchase Document between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 15, 2011).

10.28
Warrant Letter Agreement between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 28, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 28, 2011).

11	(2)	Statement re Computation of Per Share Earnings.

21.1	(2)	Subsidiaries of the Registrant.

23.1	(2)	Consent of KPMG LLP.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	(2)	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	(2)	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	(2)
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and Comprehensive Income, and (v) the Notes to Consolidated Financial Statements.

(1) Management contracts or compensatory plans or arrangements.
(2) Filed herewith.