Form 10-Q
period 2012-03-31
HEARTLAND FINANCIAL USA INC
filed 2012-05-10
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period __________ to __________

Commission File Number: 001-15393

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 8, 2012, the Registrant had outstanding 16,487,731 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

Part I
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Issuer Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits
10.1 Form of Agreement for 2005 Long-Term Incentive Plan Restricted Stock Unit Agreement for awards granted in January 2012
10.2 Form of Agreement for 2005 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in January 2012
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Financial statements formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2012
	(Unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$144,632	$126,680
Federal funds sold and other short-term investments	5,490	3,154
Cash and cash equivalents	150,122	129,834
Securities:
Trading, at fair value	330	333
Available for sale, at fair value (cost of $1,135,679 at March 31, 2012, and $1,242,460 at December 31, 2011)	1,165,108	1,267,999
Held to maturity, at cost (fair value of $57,441 at March 31, 2012, and $57,486 at December 31, 2011)	56,471	58,260
Loans held for sale	103,460	53,528
Loans and leases receivable:
Held to maturity	2,532,419	2,481,284
Loans covered by loss share agreements	11,360	13,347
Allowance for loan and lease losses	(39,362)	(36,808)
Loans and leases receivable, net	2,504,417	2,457,823
Premises, furniture and equipment, net	111,946	110,206
Other real estate, net	38,934	44,387
Goodwill, net	25,909	25,909
Other intangible assets, net	13,109	12,960
Cash surrender value on life insurance	72,159	67,084
FDIC indemnification asset	1,270	1,343
Other assets	69,616	75,392
TOTAL ASSETS	$4,312,851	$4,305,058
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$771,421	$737,323
Savings	1,731,399	1,678,154
Time	772,939	794,636
Total deposits	3,275,759	3,210,113
Short-term borrowings	229,533	270,081
Other borrowings	377,362	372,820
Accrued expenses and other liabilities	64,154	99,151
TOTAL LIABILITIES	3,946,808	3,952,165
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 at March 31, 2012 and December 31, 2011; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million at March 31, 2012 and December 31, 2011; authorized, issued and outstanding 81,698 shares at March 31, 2012 and December 31, 2011)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	43,885	43,333
Retained earnings	208,353	198,182
Accumulated other comprehensive income	14,418	12,147
Treasury stock at cost (125,132 shares at March 31, 2012, and 126,881 shares at December 31, 2011)	(1,572)	(1,754)
TOTAL STOCKHOLDERS' EQUITY	363,394	350,218
Noncontrolling interest	2,649	2,675
TOTAL EQUITY	366,043	352,893
TOTAL LIABILITIES AND EQUITY	$4,312,851	$4,305,058

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
INTEREST INCOME:
Interest and fees on loans and leases	$38,399	$36,966
Interest on securities:
Taxable	7,572	7,411
Nontaxable	2,271	3,564
Interest on interest bearing deposits in other financial institutions	—	1
TOTAL INTEREST INCOME	48,242	47,942
INTEREST EXPENSE:
Interest on deposits	5,775	8,026
Interest on short-term borrowings	213	259
Interest on other borrowings	4,061	3,936
TOTAL INTEREST EXPENSE	10,049	12,221
NET INTEREST INCOME	38,193	35,721
Provision for loan and lease losses	2,354	10,009
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	35,839	25,712
NONINTEREST INCOME:
Service charges and fees	3,584	3,361
Loan servicing income	1,760	1,549
Trust fees	2,613	2,479
Brokerage and insurance commissions	910	848
Securities gains, net	3,943	2,089
Gain (loss) on trading account securities	(3)	216
Impairment loss on securities	(981)	—
Gains on sale of loans	8,502	1,402
Valuation adjustment on mortgage servicing rights	13	—
Income on bank owned life insurance	482	403
Other noninterest income	2,565	261
TOTAL NONINTEREST INCOME	23,388	12,608
NONINTEREST EXPENSES:
Salaries and employee benefits	23,996	18,186
Occupancy	2,482	2,386
Furniture and equipment	1,446	1,409
Professional fees	2,760	3,019
FDIC insurance assessments	864	1,345
Advertising	1,071	850
Intangible assets amortization	131	146
Net loss on repossessed assets	2,904	1,632
Other noninterest expenses	4,486	3,914
TOTAL NONINTEREST EXPENSES	40,140	32,887
INCOME BEFORE INCOME TAXES	19,087	5,433
Income taxes	6,272	1,212
NET INCOME	12,815	4,221
Net income available to noncontrolling interest, net of tax	26	16
NET INCOME ATTRIBUTABLE TO HEARTLAND	12,841	4,237
Preferred dividends and discount	(1,021)	(1,336)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,820	$2,901
EARNINGS PER COMMON SHARE - BASIC	$0.72	$0.18
EARNINGS PER COMMON SHARE - DILUTED	$0.71	$0.18
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
NET INCOME	$12,815	$4,221
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities available for sale	6,852	(1,065)
Reclassification adjustment for net gains realized in net income	(2,962)	(2,089)
Net change in non-credit related other than temporary impairment	(683)	—
Income taxes	(1,200)	1,176
Other comprehensive income on securities available for sale	2,007	(1,978)
Derivatives used in cash flow hedging relationships:
Unrealized gain on derivatives	(73)	238
Reclassification adjustment for net losses on derivatives realized in net income	494	445
Income taxes	(157)	(233)
Other comprehensive income on cash flow hedges	264	450
Other comprehensive income	2,271	(1,528)
Comprehensive income	15,086	2,693
Less: comprehensive income attributable to noncontrolling interest	26	16
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$15,112	$2,709

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,815	$4,221
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,753	1,945
Provision for loan and lease losses	2,354	10,009
Net amortization of premium on securities	3,413	2,921
Securities gains, net	(3,943)	(2,089)
(Increase) decrease in trading account securities	3	(216)
Impairment loss on securities	981	—
Stock based compensation	759	312
Loans originated for sale	(273,974)	(95,660)
Proceeds on sales of loans held for sale	232,544	81,475
Net gains on sales of loans held for sale	(8,502)	(1,402)
(Increase) decrease in accrued interest receivable	779	(268)
Decrease in prepaid expenses	707	1,090
Decrease in accrued interest payable	(634)	(901)
Valuation adjustment on mortgage servicing rights	(13)	—
Other, net	953	(244)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(30,005)	1,193
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	124,364	165,336
Proceeds from the maturity of and principal paydowns on securities available for sale	76,453	77,536
Proceeds from the maturity of and principal paydowns on securities held to maturity	371	220
Purchase of securities available for sale	(124,246)	(226,801)
Net increase in loans and leases	(57,734)	(2,248)
Purchase of bank owned life insurance policies	(4,571)	(3,140)
Capital expenditures	(3,403)	(1,359)
Proceeds on sale of OREO and other repossessed assets	12,114	5,216
NET CASH PROVIDED BY INVESTING ACTIVITIES	23,348	14,760
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	87,343	67,858
Net decrease in time deposit accounts	(21,697)	(19,532)
Net decrease in short-term borrowings	(40,548)	(40,930)
Proceeds from other borrowings	10,126	3,054
Repayments of other borrowings	(5,584)	(300)
Purchase of treasury stock	(308)	(289)
Proceeds from issuance of common stock	260	485
Excess tax benefits on exercised stock options	23	66
Dividends paid	(2,670)	(2,659)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,945	7,753
Net increase in cash and cash equivalents	20,288	23,706
Cash and cash equivalents at beginning of year	129,834	62,572
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,122	$86,278
Supplemental disclosures:
Cash paid for income/franchise taxes	$290	$592
Cash paid for interest	$10,683	$13,122
Loans transferred to OREO	$8,722	$8,973
Purchases of securities available for sale, accrued, not paid	$24,871	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Comprehensive income				4,237	(1,528)		(16)	2,693
Cumulative preferred dividends accrued and discount accretion	315			(315)				—
Cash dividends declared:
Preferred, $12.50 per share				(1,021)				(1,021)
Common, $0.10 per share				(1,638)				(1,638)
Purchase of 48,215 shares of common stock						(289)		(289)
Issuance of 41,388 shares of common stock			(354)			905		551
Commitments to issue common stock			312					312
Balance at March 31, 2011	$78,798	$16,612	$44,586	$185,788	$6,989	$(3,058)	$2,677	$332,392
Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				12,841	2,271		(26)	15,086
Cash dividends declared:
Preferred, $12.50 per share				(1,021)				(1,021)
Common, $0.10 per share				(1,649)				(1,649)
Purchase of 19,805 shares of common stock						(308)		(308)
Issuance of 21,554 shares of common stock			(207)			490		283
Commitments to issue common stock			759					759
Balance at March 31, 2012	$81,698	$16,612	$43,885	$208,353	$14,418	$(1,572)	$2,649	$366,043

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2011, included in Heartland Financial USA, Inc.'s ("Heartland") Form 10-K filed with the Securities and Exchange Commission on March 15, 2012. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2012, are not necessarily indicative of the results expected for the year ending December 31, 2012.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2012 and 2011, are shown in the table below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	March 31, 2012	March 31, 2011
Net income attributable to Heartland	$12,841	$4,237
Preferred dividends and discount	(1,021)	(1,336)
Net income available to common stockholders	$11,820	$2,901
Weighted average common shares outstanding for basic earnings per share	16,490	16,408
Assumed incremental common shares issued upon exercise of stock options	240	149
Weighted average common shares for diluted earnings per share	16,730	16,557
Earnings per common share — basic	$0.72	$0.18
Earnings per common share — diluted	$0.71	$0.18
Number of antidilutive stock options excluded from diluted earnings per share computation	509	562

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of March 31, 2012 and 2011, and changes during the three months ended March 31, 2012 and 2011, follows:

	2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	570,762	$21.06	672,721	$20.27
Granted	—	—	—	—
Exercised	(12,500)	9.89	(30,250)	10.03
Forfeited	(5,250)	20.62	—	—
Outstanding at March 31	553,012	$21.32	642,471	$20.76
Options exercisable at March 31	505,295	$21.58	499,370	$20.44

At March 31, 2012, the vested options totaled 505,295 shares with a weighted average exercise price of $21.58 per share and a weighted average remaining contractual life of 3.73 years. The intrinsic value for the vested options as of March 31, 2012, was $240 thousand. The intrinsic value for the total of all options exercised during the three months ended March 31, 2012, was $93 thousand. The total fair value of shares under stock options and awards that vested during the three months ended March 31, 2012, was $759 thousand. At March 31, 2012, shares available for issuance under the 2005 Long-Term Incentive Plan totaled 168,263.

No options were granted during the first three months of 2012 and 2011. Cash received from options exercised for the three months ended March 31, 2012, was $124 thousand, with a related tax benefit of $23 thousand. Cash received from options exercised for the three months ended March 31, 2011, was $303 thousand, with a related tax benefit of $66 thousand.

Under the 2005 Long-Term Incentive Plan, stock awards may be granted as determined by the Heartland Compensation Committee. On January 17, 2012, restricted stock units (“RSUs”) totaling 94,001 were granted to key policy-making employees. On January 18, 2011, RSUs totaling 101,150 were granted to key policy-making employees. The RSUs were granted at no cost to the employee. The RSUs granted in 2012 represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the second anniversary of the grant date and the employee has attained age 62 and provided five years of service to Heartland. The RSUs granted in 2011 contain the same terms as the RSUs granted in 2012 except that vesting after retirement is conditioned on ten years of service to Heartland.

In addition to the RSUs referenced in the preceding paragraph, performance-based RSUs totaling 49,801 were granted to key policy-making employees on January 17, 2012, and 21,200 on October 11, 2011. These RSUs were granted at no cost to the employee and represent the right to receive shares of Heartland common stock at a specified date in the future based first on performance measures tied to Heartland's earnings and assets on December 31 of the grant year, and then on time-based vesting conditions. For the grants in 2011, vesting occurs on December 31, 2013, and for the grants in 2012, vesting occurs on December 31, 2014. The performance-based RSUs will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if the employee has attained age 62 and has provided ten years of service to Heartland for those granted in 2011 and five years of service for those granted in 2012.

Total compensation costs recorded for stock options, RSUs and restricted stock awards were $759 thousand and $312 thousand for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there were $4.3 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options, RSUs and restricted stock awards which are expected to be recognized through 2016.

Effect of New Financial Accounting Standards

In April 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements," which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing. This accounting standard was subsequently codified into ASC Topic 860. Heartland adopted this standard on January 1, 2012, and the adoption did not have an impact on the results of operations, financial position and liquidity.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance. This accounting standard was subsequently codified into ASC Topic 820. This standard permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met. This standard also increases disclosure surrounding company-determined market prices (Level 3) financial instruments and requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position for which fair values are disclosed. Heartland adopted this standard on January 1, 2012, and the adoption did not have a material impact on the results of operations, financial position and liquidity. See Note 8 for the fair value of financial instruments disclosure.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income," which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. This statement was subsequently codified into ASC Topic 220. The components of comprehensive income were not changed, nor did the standard affect how earnings per share is calculated or reported. The adoption of this standard was required for Heartland's first quarter 2012 Form 10-Q, and did not have an impact on the results of operations, financial position and liquidity.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill For Impairment," which allows an entity to make an initial qualitative evaluation as to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine if it is necessary to perform the currently required two-step impairment test. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Heartland adopted this standard on January 1, 2012, and the adoption did not have a material impact on the results of operations, financial position and liquidity.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of March 31, 2012, and December 31, 2011, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Securities available for sale:
U.S. government corporations and agencies	$47,133	$1,048	$(65)	$48,116
Mortgage-backed securities	777,611	17,712	(3,658)	791,665
Obligations of states and political subdivisions	263,524	16,259	(958)	278,825
Corporate debt securities	26,307	129	(1,642)	24,794
Total debt securities	1,114,575	35,148	(6,323)	1,143,400
Equity securities	21,104	604	—	21,708
Total	$1,135,679	$35,752	$(6,323)	$1,165,108
December 31, 2011
Securities available for sale:
U.S. government corporations and agencies	$104,719	$2,428	$—	$107,147
Mortgage-backed securities	815,408	14,643	(4,997)	825,054
Obligations of states and political subdivisions	272,660	14,983	(973)	286,670
Corporate debt securities	26,284	29	(1,060)	25,253
Total debt securities	1,219,071	32,083	(7,030)	1,244,124
Equity securities	23,389	486	—	23,875
Total	$1,242,460	$32,569	$(7,030)	$1,267,999

At March 31, 2012, the amortized cost of the available for sale securities is net of $184 thousand of credit related other-than temporary impairment. At December 31, 2011, no other-than-temporary impairment was recorded.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2012, and December 31, 2011, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
Securities held to maturity:
Mortgage-backed securities	$7,342	$260	$—	$7,602
Obligations of states and political subdivisions	49,129	721	(11)	49,839
Total	$56,471	$981	$(11)	$57,441
December 31, 2011
Securities held to maturity:
Mortgage-backed securities	$9,131	$40	$(1,532)	$7,639
Obligations of states and political subdivisions	49,129	730	(12)	49,847
Total	$58,260	$770	$(1,544)	$57,486

At March 31, 2012, the amortized cost of the held to maturity securities is net of $797 thousand of credit related other-than temporary impairment and $683 thousand of non-credit related other-than-temporary impairments. At December 31, 2011, no other-than-temporary impairment was recorded.

Nearly 83% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2012, and December 31, 2011. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2011, and December 31, 2010, respectively.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
U.S. government corporations and agencies	$22,119	$(65)	$—	$—	$22,119	$(65)
Mortgage-backed securities	78,858	(878)	80,729	(2,780)	159,587	(3,658)
Obligations of states and political subdivisions	27,423	(430)	2,867	(528)	30,290	(958)
Corporate debt securities	5,164	(226)	14,753	(1,416)	19,917	(1,642)
Total debt securities	133,564	(1,599)	98,349	(4,724)	231,913	(6,323)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$133,564	$(1,599)	$98,349	$(4,724)	$231,913	$(6,323)
December 31, 2011
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	133,538	(1,794)	71,231	(3,203)	204,769	(4,997)
Obligations of states and political subdivisions	13,139	(284)	4,010	(689)	17,149	(973)
Corporate debt securities	5,147	(243)	15,346	(817)	20,493	(1,060)
Total debt securities	151,824	(2,321)	90,587	(4,709)	242,411	(7,030)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$151,824	$(2,321)	$90,587	$(4,709)	$242,411	$(7,030)

Heartland reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security's decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors Heartland may consider in the other-than-temporary impairment analysis include, the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regard to debt securities, Heartland may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, Heartland prepares cash flow analysis to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. During the first quarter of 2012, Heartland experienced deterioration in the credit support on three private label mortgage-backed securities which resulted in a credit-related other-than-temporary impairment loss. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. Based on Heartland's evaluation, a $981 thousand other-than-temporary impairment on three private label mortgage-backed securities attributable to credit-related losses was recorded in March 2012. The other-than-temporary credit-related losses were $797 thousand in the held to maturity category and $184 thousand in the available for sale category. Heartland has not previously recorded an other-than-temporary impairment loss on debt securities.

The remaining unrealized losses on Heartland's mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, these investments are not considered other-than-temporarily impaired.

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

NOTE 3: LOANS AND LEASES

Loans and leases as of March 31, 2012, and December 31, 2011, were as follows, in thousands:

	March 31, 2012	December 31, 2011
Loans and leases receivable held to maturity:
Commercial	$634,655	$645,666
Commercial real estate	1,207,911	1,163,784
Agricultural and agricultural real estate	270,687	262,975
Residential real estate	202,883	194,436
Consumer	222,387	220,099
Gross loans receivable held to maturity	2,538,523	2,486,960
Net direct financing leases held to maturity	323	450
Gross loans and leases receivable held to maturity	2,538,846	2,487,410
Unearned discount	(1,984)	(2,463)
Deferred loan fees	(4,443)	(3,663)
Total net loans and leases receivable held to maturity	2,532,419	2,481,284
Loans covered under loss share agreements:
Commercial and commercial real estate	5,730	6,380
Agricultural and agricultural real estate	934	1,659
Residential real estate	3,734	4,158
Consumer	962	1,150
Total loans covered under loss share agreements	11,360	13,347
Allowance for loan and lease losses	(39,362)	(36,808)
Loans and leases receivable, net	$2,504,417	$2,457,823

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions.

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

The following table shows the balance in the allowance for loan and lease losses at March 31, 2012, and December 31, 2011, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2012.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2012
Commercial	$2,285	$8,734	$11,019	$9,116	$625,539	$634,655
Commercial real estate	1,747	13,653	15,400	58,852	1,149,059	1,207,911
Agricultural and agricultural real estate	12	1,835	1,847	14,240	256,447	270,687
Residential real estate	881	2,659	3,540	6,465	196,418	202,883
Consumer	1,518	6,037	7,555	5,053	217,334	222,387
Lease financing	—	1	1	—	323	323
Total	$6,443	$32,919	$39,362	$93,726	$2,445,120	$2,538,846
December 31, 2011
Commercial	$1,990	$8,557	$10,547	$9,293	$636,373	$645,666
Commercial real estate	1,929	12,692	14,621	66,467	1,097,317	1,163,784
Agricultural and agricultural real estate	—	1,763	1,763	14,385	248,590	262,975
Residential real estate	464	2,537	3,001	5,905	188,531	194,436
Consumer	1,097	5,777	6,874	4,391	215,708	220,099
Lease financing	—	2	2	—	450	450
Total	$5,480	$31,328	$36,808	$100,441	$2,386,969	$2,487,410

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at March 31, 2012, and December 31, 2011, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at March 31, 2012, and December 31, 2011.

	March 31, 2012	December 31, 2011
Nonaccrual loans	$40,091	$48,587
Nonaccrual troubled debt restructured loans	9,849	8,848
Total nonaccrual loans	$49,940	$57,435
Accruing loans past due 90 days or more	—	—
Performing troubled debt restructured loans	$21,379	$25,704

Heartland had $31.2 million of troubled debt restructured loans at March 31, 2012, of which $9.8 million were classified as nonaccrual and $21.4 million were accruing according to the restructured terms. Heartland had $34.6 million of troubled debt restructured loans at December 31, 2011, of which $8.8 million were classified as nonaccrual and $25.7 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the three months ended March 31, 2012, and March 31, 2011, in thousands:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	1,152	1,152
Total commercial and commercial real estate	—	—	—	—	1,152	1,152
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	1	19	19	3	499	499
Consumer	—	—	—	—
Total Troubled Debt Restructured Loans	1	$19	$19	$3	$1,651	$1,651

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following table provides information on troubled debt restructured loans for which there was a payment default during the three months ended March 31, 2012, and March 31, 2011, in thousands, that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	$—	$—
Commercial real estate	1	640	3	345
Total commercial and commercial real estate	1	640	3	345
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$640	$3	$345

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of March 31, 2012, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual"

when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at March 31, 2012, and December 31, 2011, in thousands:

	Pass	Nonpass	Total
March 31, 2012
Commercial	$590,360	$44,295	$634,655
Commercial real estate	1,036,472	171,439	1,207,911
Total commercial and commercial real estate	1,626,832	215,734	1,842,566
Agricultural and agricultural real estate	233,410	37,277	270,687
Residential real estate	185,961	16,922	202,883
Consumer	212,774	9,613	222,387
Lease financing	323	—	323
Total gross loans and leases receivable held to maturity	$2,259,300	$279,546	$2,538,846
December 31, 2011
Commercial	$596,759	$48,907	$645,666
Commercial real estate	988,906	174,878	1,163,784
Total commercial and commercial real estate	1,585,665	223,785	1,809,450
Agricultural and agricultural real estate	223,247	39,728	262,975
Residential real estate	177,128	17,308	194,436
Consumer	211,073	9,026	220,099
Lease financing	450	—	450
Total gross loans and leases receivable held to maturity	$2,197,563	$289,847	$2,487,410

The nonpass category in the table above is comprised of approximately 45% special mention and 55% substandard as of March 31, 2012. The percent of nonpass loans on nonaccrual status as of March 31, 2012, was 18%. As of December 31, 2011, the nonpass category in the table above was comprised of approximately 43% special mention and 57% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2011, was 20%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at March 31, 2012, and December 31, 2011, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
March 31, 2012
Commercial	$6,830	$157	$—	$6,987	$626,095	$1,573	$634,655
Commercial real estate	2,232	57	—	2,289	1,167,872	37,750	1,207,911
Total commercial and commercial real estate	9,062	214	—	9,276	1,793,967	39,323	1,842,566
Agricultural and agricultural real estate	890	104	—	994	269,286	407	270,687
Residential real estate	1,456	28	—	1,484	195,859	5,540	202,883
Consumer	1,952	365	—	2,317	215,400	4,670	222,387
Lease financing	—	—	—	—	323	—	323
Total gross loans and leases receivable held to maturity	$13,360	$711	$—	$14,071	$2,474,835	$49,940	$2,538,846
December 31, 2011
Commercial	$220	$479	$—	$699	$643,273	$1,694	$645,666
Commercial real estate	668	—	—	668	1,117,274	45,842	1,163,784
Total commercial and commercial real estate	888	479	—	1,367	1,760,547	47,536	1,809,450
Agricultural and agricultural real estate	32	—	—	32	262,409	534	262,975
Residential real estate	940	93	—	1,033	188,865	4,538	194,436
Consumer	2,176	555	—	2,731	212,541	4,827	220,099
Lease financing	—	—	—	—	450	—	450
Total gross loans and leases receivable held to maturity	$4,036	$1,127	$—	$5,163	$2,424,812	$57,435	$2,487,410

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at March 31, 2012, and December 31, 2011, the outstanding loan balance recorded on the consolidated balance sheets at March 31, 2012, and December 31, 2011, any related allowance recorded for those loans as of March 31, 2012, and December 31, 2011, the average outstanding loan balance recorded on the consolidated balance sheets during the three months ended March 31, 2012, and year ended December 31, 2011, and the interest income recognized on the impaired loans during the three months ended March 31, 2012, and year ended December 31, 2011, in thousands:

March 31, 2012	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$8,589	$8,539	$2,285	$8,233	$103
Commercial real estate	16,333	14,140	1,747	13,470	92
Total commercial and commercial real estate	24,922	22,679	4,032	21,703	195
Agricultural and agricultural real estate	131	131	12	44	3
Residential real estate	2,694	2,694	881	2,079	23
Consumer	3,112	3,112	1,518	2,901	9
Total loans held to maturity	$30,859	$28,616	$6,443	$26,727	$230
Impaired loans without a related allowance
Commercial	$890	$577	$—	$1,117	$—
Commercial real estate	59,687	44,712	—	50,090	211
Total commercial and commercial real estate	60,577	45,289	—	51,207	211
Agricultural and agricultural real estate	14,128	14,109	—	14,141	157
Residential real estate	3,941	3,771	—	4,031	6
Consumer	2,508	1,941	—	2,030	6
Total loans held to maturity	$81,154	$65,110	$—	$71,409	$380
Total impaired loans held to maturity
Commercial	$9,479	$9,116	$2,285	$9,350	$103
Commercial real estate	76,020	58,852	1,747	63,560	303
Total commercial and commercial real estate	85,499	67,968	4,032	72,910	406
Agricultural and agricultural real estate	14,259	14,240	12	14,185	160
Residential real estate	6,635	6,465	881	6,110	29
Consumer	5,620	5,053	1,518	4,931	15
Total impaired loans held to maturity	$112,013	$93,726	$6,443	$98,136	$610

December 31, 2011	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance
Commercial	$8,433	$8,397	$1,990	$9,395	$434
Commercial real estate	13,558	13,558	1,929	32,471	412
Total commercial and commercial real estate	21,991	21,955	3,919	41,866	846
Agricultural and agricultural real estate	—	—	—	2,722	—
Residential real estate	1,776	1,775	464	1,854	57
Consumer	2,764	2,764	1,097	2,688	32
Total loans held to maturity	$26,531	$26,494	$5,480	$49,130	$935
Impaired loans without a related allowance
Commercial	$1,737	$896	$—	$2,221	$2
Commercial real estate	79,876	52,909	—	54,657	804
Total commercial and commercial real estate	81,613	53,805	—	56,878	806
Agricultural and agricultural real estate	14,428	14,385	—	14,302	557
Residential real estate	4,324	4,130	—	4,293	46
Consumer	2,226	1,627	—	1,470	5
Total loans held to maturity	$102,591	$73,947	$—	$76,943	$1,414
Total impaired loans held to maturity
Commercial	$10,170	$9,293	$1,990	$11,616	$436
Commercial real estate	93,434	66,467	1,929	87,128	1,216
Total commercial and commercial real estate	103,604	75,760	3,919	98,744	1,652
Agricultural and agricultural real estate	14,428	14,385	—	17,024	557
Residential real estate	6,100	5,905	464	6,147	103
Consumer	4,990	4,391	1,097	4,158	37
Total impaired loans held to maturity	$129,122	$100,441	$5,480	$126,073	$2,349

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank & Trust Co. based in Galena, Illinois, in a whole bank loss sharing transaction facilitated by the FDIC. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million. The estimated fair value of the loans acquired was $37.8 million.

The acquired loans and other real estate owned are covered by two loss share agreements between the FDIC and Galena State Bank & Trust Co., which affords Galena State Bank & Trust Co. significant loss protection. Under the loss share agreements, the FDIC covers 80% of the covered loan and other real estate owned losses (referred to as covered assets) up to $10 million and 95% of losses in excess of that amount. The term for loss sharing on non-residential real estate losses is five years with respect to losses and eight years with respect to recoveries, while the term for loss sharing on residential real estate loans is ten years with respect to losses and recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after the acquisition are not covered by the loss share agreements.

The Elizabeth State Bank acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Purchased loans acquired in a business combination, which include loans purchased in The Elizabeth State Bank acquisition, are recorded at estimated fair value on their purchase date, but the purchaser can not carry over the related allowance for loan and lease losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality,” when the loans have evidence of credit deterioration since origination and it is probable at the date of the acquisition that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date included statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the loans covered by these loss share agreements at March 31, 2012, and December 31, 2011, consisted of purchased impaired and nonimpaired loans is summarized in the following table:

(Dollars in thousands)
	March 31, 2012			December 31, 2011
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$1,958	$3,772	$5,730	$2,553	$3,827	$6,380
Agricultural and agricultural real estate	—	934	934	—	1,659	1,659
Residential real estate	—	3,734	3,734	—	4,158	4,158
Consumer loans	271	691	962	503	647	1,150
Total Covered Loans	$2,229	$9,131	$11,360	$3,056	$10,291	$13,347

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans were $9.0 million. At March 31, 2012, and December 31, 2011, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at March 31, 2012, and December 31, 2011.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 4: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months ended March 31, 2012 and March 31, 2011, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808
Charge-offs	(502)	(286)	—	(63)	(757)	—	—	(1,608)
Recoveries	33	1,430	78	33	234	—	—	1,808
Provision	941	(365)	6	569	1,204	(1)	—	2,354
Balance at March 31, 2012	$11,019	$15,400	$1,847	$3,540	$7,555	$1	$—	$39,362

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2010	$10,525	$20,316	$2,147	$2,381	$6,315	$9	$1,000	$42,693
Charge-offs	(1,387)	(7,104)	(72)	(613)	(847)	—	—	(10,023)
Recoveries	69	374	—	2	147	—	—	592
Provision	1,437	8,201	(93)	566	887	11	(1,000)	10,009
Balance at March 31, 2011	$10,644	$21,787	$1,982	$2,336	$6,502	$20	$—	$43,271

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $25.9 million at March 31, 2012, and December 31, 2011. The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2012, and December 31, 2011, are presented in the table below, in thousands:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets:
Core deposit intangibles	$9,957	$8,925	$9,957	$8,815
Mortgage servicing rights	17,329	5,773	16,779	5,503
Customer relationship intangible	1,177	656	1,177	635
Total	$28,463	$15,354	$27,913	$14,953
Unamortized intangible assets		$13,109		$12,960

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ending December 31, 2012	$331	$2,889	$33	$3,253
Year ending December 31,
2013	423	2,889	45	3,357
2014	184	2,311	43	2,538
2015	15	1,733	42	1,790
2016	14	1,156	41	1,211
2017	12	578	40	630
Thereafter	53	—	277	330

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2012. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $1.63 billion and $1.54 billion as of March 31, 2012 and December 31, 2011, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $12.1 million and $11.5 million at March 31, 2012, and December 31, 2011, respectively. Heartland's mortgage servicing rights are separated into 15- and 30-year tranches. At March 31, 2012, the 15-year tranche had a fair value of $2.52 million in comparison with the book value of $2.53 million. At December 31, 2011, the 15-year tranche had a fair value of $2.41 million in comparison with the book value of $2.43 million. Accordingly, valuation allowances of $6 thousand and $19 thousand, were required as of March 31, 2012 and December 31, 2011, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2012	2011
Balance at January 1	$11,276	$11,210
Originations	1,986	984
Amortization	(1,719)	(864)
Valuation adjustment	13	—
Balance at March 31	$11,556	$11,330

NOTE 6: BORROWINGS

On January 31, 2012, Heartland issued an additional $10.0 million of its senior notes to two of the accredited investors that had purchased senior notes in 2011. Additionally, Heartland extended the maturities on a portion of the existing senior notes such that $17.5 million remained at the original maturity date of December 1, 2015; $7.0 million will mature on each of February 1, 2017, and February 1, 2018; and $6.0 million will mature on February 1, 2019. Total senior notes outstanding were $37.5 million as of March 31, 2012, and $27.5 million as of December 31, 2011.

On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60%. The prepayment obligation of $238 thousand and the remaining unamortized issuance costs of $64 thousand were expensed upon redemption.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy, including interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $6.1 million and $6.3 million of cash as collateral at March 31, 2012 and December 31, 2011 respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balances sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2012, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $494 thousand. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.0 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges:

(Dollars in thousands)
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2012
Interest rate swap	$13,922	$(703)	Other Liabilities	2.992%	5.140%	4/20/2016
Interest rate swap	25,000	(1,003)	Other Liabilities	0.474%	2.580%	3/17/2014
Interest rate swap	20,000	(1,976)	Other Liabilities	0.488%	3.220%	3/01/2017
Interest rate swap	20,000	(2,302)	Other Liabilities	0.583%	3.355%	1/07/2020
December 31, 2011
Interest rate swap	$14,221	$(725)	Other Liabilities	3.035%	5.140%	4/20/2016
Interest rate swap	$25,000	(1,032)	Other Liabilities	0.559%	2.580%	3/17/2014
Interest rate swap	20,000	(2,064)	Other Liabilities	0.527%	3.220%	3/01/2017
Interest rate swap	20,000	(2,584)	Other Liabilities	0.384%	3.355%	1/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges:

(Dollars in thousands)
	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
March 31, 2012
Interest rate swap	$22	Interest Expense	$(75)	Other Income	$—
Interest rate swap	29	Interest Expense	(128)	Other Income	—
Interest rate swap	88	Interest Expense	(136)	Other Income	—
Interest rate swap	282	Interest Expense	(155)	Other Income	—
March 31, 2011
Interest rate swap	$177	Interest Expense	$(142)	Other Income	$—
Interest rate swap	234	Interest Expense	(146)	Other Income	—
Interest rate swap	271	Interest Expense	(157)	Other Income	—

Economic Hedges

Heartland has certain derivative contracts which are accounted for as economic hedges. These contracts do not qualify for hedge accounting. These contracts are carried on the balance sheet at fair value with changes in fair value recorded as a component of other noninterest expense on the consolidated statements of income.

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

The first transaction, executed on January 15, 2008, was a fifty-five month interest rate cap on a notional amount of $20 million. The cap had an effective date of January 15, 2008 and a maturity date of September 1, 2012. Should 3 month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. Heartland executed an interest rate swap transaction on February 4, 2009, and converted this cap transaction into an economic hedge and hedge accounting for the cap transaction was ceased.

The second transaction, executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million. The cap had an effective date of January 7, 2009, and a maturity date of April 7, 2011. When 3-month LIBOR exceeded 5.5% on a reset date, the counterparty paid Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.5%. The floating rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments:

(Dollars in thousands)
	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2012
Interest rate lock commitments (mortgage)	$193,483	$5,238	Other Assets
Interest rate cap	20,000	—	Other Assets
Forward commitments	145,673	40	Other Assets
December 31, 2011
Interest rate lock commitments (mortgage)	$113,438	$3,697	Other Assets
Interest rate cap	$20,000	$—	Other Assets
Forward commitments	91,750	(869)	Other Assets

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments:

(Dollars in thousands)
	Income Statement Category	Amount of Gain(Loss) Recognized
March 31, 2012
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$5,238
Interest rate cap	Other Income	—
Forward commitments	Gains on Sale of Loans Held for Sale	40
March 31, 2011
Interest rate cap	Other Income	—
Interest rate cap	Other Income	(3)

NOTE 8: FAIR VALUE

Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis.

Assets

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. government and agency securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include agency mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of Z tranche mortgage-backed securities. On a quarterly basis, a secondary independent pricing service is used for a sample of securities to validate the pricing from our primary pricing service.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At March 31, 2012, all impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

Derivative Financial Instruments
Currently, Heartland uses interest rate swaps, caps, floors, collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps). The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, and December 31, 2011, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012, and December 31, 2011, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Trading securities	$330	$330	$—	$—
Securities available for sale	1,165,108	48,116	1,113,607	3,385
Derivative assets	5,278	—	5,278	—
Total assets at fair value	$1,170,716	$48,446	$1,118,885	$3,385
Derivative liabilities	$5,984	$—	$5,984	$—
Total liabilities at fair value	$5,984	$—	$5,984	$—
December 31, 2011
Trading securities	$333	$333	$—	$—
Securities available for sale	1,267,999	107,147	1,157,609	3,243
Derivative assets	2,828	—	2,828	—
Total assets at fair value	$1,271,160	$107,480	$1,160,437	$3,243
Derivative liabilities	$6,405	$—	$6,405	$—
Total liabilities at fair value	$6,405	$—	$6,405	$—

There were no transfers between Levels 1, 2 or 3 during the three-month period ended March 31, 2012, or the year ended December 31, 2011.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans:
Commercial	$6,831	$—	$—	$6,831	$502
Commercial real estate	57,105	—	—	57,105	286
Agricultural and agricultural real estate	14,228	—	—	14,228	63
Residential real estate	5,584	—	—	5,584	—
Consumer	3,535	—	—	3,535	757
Total collateral dependent impaired loans	$87,283	$—	$—	$87,283	$1,608
Other real estate owned	$38,934	$—	$—	$38,934	$2,063

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans	$94,961	$—	$—	$94,961	$32,640
Other real estate owned	$44,387	$—	$—	$44,387	$7,079

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 3/31/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-Tranche Securities	$3,385	Discounted cash flows	Pretax discount rate	15.00%
			Actual defaults	13.94-20.94% (15.52%)
			Actual deferrals	6.30-23.71% (11.32%)
Collateral dependent impaired loans:
Commercial real estate	$57,105	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial	$6,831	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	$14,228	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	$5,584	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	$3,535	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	$38,934	Modified appraised value	Disposal costs	NM*

* Not Meaningful. Third party appraisals are obtained as to the value of the underlying asset, but disclosure of this information would not provide meaningful information, as the range will vary widely from loan to loan. Types of discounts considered included age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, thus providing range would not be meaningful.

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

	For the Three Months Ended	For the Year Ended
	March 31, 2012	December 31, 2011
	Fair Value	Fair Value
Balance at January 1,	$3,243	$4,676
Total gains:
Included in earnings	—	(1,424)
Included in other comprehensive income	156	12
Purchases, issuances, sales and settlements:
Sales	—	(11)
Settlements	(14)	(10)
Balance at period end,	$3,385	$3,243

The table below is a summary of the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of March 31, 2012, and December 31, 2011, in thousands. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurement at March 31, 2012			December 31, 2011
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$150,122	$150,122	$150,122	$—	$—	$129,834	$129,834
Securities:
Trading	330	330	330	—	—	333	333
Available for sale	1,165,108	1,165,108	48,116	1,113,607	3,385	1,267,999	1,267,999
Held to maturity	56,471	57,441	—	57,441	—	58,260	57,486
Total securities	1,221,579	1,222,549	48,116	1,171,048	3,385	1,326,259	1,325,485
Loans held for sale	103,460	103,490	—	103,490	—	53,528	53,999
Loans, net:
Commercial	635,828	635,474	—	—	635,474
Commercial real estate	1,209,628	1,217,094	—	—	1,217,094
Agricultural and agricultural real estate	271,556	274,282	—	—	274,282
Residential real estate	205,077	200,343	—	—	200,343
Consumer	221,367	224,564	—	—	224,564
Total Loans, net	2,543,456	2,551,757	—	—	2,551,757	2,494,631	2,488,881
Mortgage derivatives	$5,278	$5,278	$—	$5,278	$—	$2,828	$2,828
Financial liabilities
Deposits
Demand deposits	771,421	771,421	—	—	771,421	737,323	737,323
Savings deposits	1,731,399	1,731,399	—	—	1,731,399	1,678,154	1,678,154
Time deposits	772,939	772,939	—	—	772,939	794,636	794,636
Short term borrowings	229,533	229,533	—	—	229,533	270,081	270,081
Other borrowings	377,362	367,405	—	—	367,405	372,820	352,847
Derivatives	5,984	5,984	—	5,984	—	6,405	6,405

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2011. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2011.

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

Net income was $12.8 million for the quarter ended March 31, 2012, more than triple the $4.2 million recorded for the first quarter of 2011. Net income available to common stockholders was $11.8 million, or $0.71 per diluted common share, for the quarter ended March 31, 2012, compared to $2.9 million, or $0.18 per diluted common share, for the first quarter of 2011. Return on average common equity was 17.27 percent and return on average assets was 1.12 percent for the first quarter of 2012, compared to 4.67 percent and 0.29 percent, respectively, for the same quarter in 2011.

Earnings for the first quarter of 2012, in comparison to the first quarter of 2011, were positively affected by increases in net interest income, gains on sale of loans, securities gains and other noninterest income along with a lower provision for loan and lease losses. The effect of these improvements was offset by a significant increase in salaries and employee benefits due to the continued expansion of mortgage operations in both new and existing markets. Heartland's net interest margin was 4.23 percent for the quarter ended March 31, 2012, compared to 4.19 percent for the quarter ended March 31, 2011.

Total assets were $4.31 billion at March 31, 2012, an increase of $7.8 million since December 31, 2011. Securities represented 28 percent of total assets at March 31, 2012, compared to 31 percent at year-end 2011.

Total loans and leases held to maturity were $2.53 billion at March 31, 2012, compared to $2.48 billion at year-end 2011, an increase of $51.1 million or 8 percent annualized. Nearly 65 percent or $33.1 million of the growth was in the commercial and commercial real estate loan portfolio.

Total deposits were $3.28 billion at March 31, 2012, compared to $3.21 billion at year-end 2011, an increase of $65.6 million or 8 percent annualized. The composition of Heartland's deposits continued shifting from higher cost certificates of deposit to no cost demand deposits during the first quarter of 2012, as demand deposits increased $34.1 million or 18 percent annualized since year-end 2011 and certificates of deposit, exclusive of brokered deposits, decreased $21.9 million or 12 percent annualized since year-end 2011.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.23 percent during the first quarter of 2012 compared to 4.19 percent for the first quarter of 2011. The ability to maintain a net interest margin above 4.00 percent has been a direct result of Heartland's price discipline. Also positively affecting net interest margin was improvement in the level of nonperforming loans not covered under loss share agreements, which had balances of $49.9 million or 1.97 percent of total loans and leases at March 31, 2012, compared to $91.0 million or 3.86 percent of total loans and leases at March 31, 2011.

On a tax-equivalent basis, interest income in the first quarter of 2012 was $49.9 million compared to $49.2 million in the first quarter of 2011, an increase of $637,000 or 1 percent. The $200.8 million or 6 percent growth in average earning assets during the first quarter of 2012, compared to the same period in 2011, more than compensated for the decrease in the average interest rate earned on these assets which was 5.30 percent during the first quarter of 2012 compared to 5.57 percent during the first quarter of 2011. The average interest rate earned in the securities portfolio was 3.59 percent during the first quarter of 2012 compared to 3.95 percent during the first quarter of 2011 and the average interest rate earned in the loan portfolio was 6.15 percent during the first quarter of 2012 compared to 6.42 percent during the first quarter of 2011.

Interest expense for the first quarter of 2012 was $10.0 million, a decrease of $2.2 million or 18 percent from $12.2 million in the first quarter of 2011. Even though average interest bearing liabilities increased $70.7 million or 2 percent for the quarter ended March 31, 2012, as compared to the same quarter in 2011, the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 34 basis points to 1.31 percent in the first quarter of 2012 from 1.65 percent in the first quarter of 2011. Contributing to this improvement in interest expense was a change in the mix of deposits as average savings balances, the lowest cost interest-bearing deposits, as a percentage of total average interest bearing deposits increased to 68 percent during the first quarter of 2012 compared to 64 percent during the first quarter of 2011. Additionally, the average interest rate paid on savings deposits was 0.40 percent during the first quarter of 2012 compared to 0.67 percent during the first quarter of 2011 and the average interest rate paid on time deposits was 2.12 percent during the first quarter of 2012 compared to 2.49 percent during the first quarter of 2011. For the next nine months, the amount of certificates of deposit maturing is $274.5 million at a weighted-average rate of 1.45 percent, of which $130.4 million are maturing within the next three months at a weighted-average rate of 1.46 percent. We would expect a 50-60 basis point reduction in the rates paid on these maturing certificates of deposit.

Net interest income on a tax-equivalent basis totaled $39.8 million during the first quarter of 2012, an increase of $2.8 million or 8 percent from the $37.0 million recorded during the first quarter of 2011.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40 percent of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice immediately upon a change in the national prime interest rate. Since a large portion of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the quarters ended March 31, 2012 and 2011 (Dollars in thousands)
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$1,021,228	$7,572	2.98%	$1,060,943	$9,221	3.52%
Nontaxable(1)	219,283	3,494	6.41	161,441	2,699	6.78
Total securities	1,240,511	11,066	3.59	1,222,384	11,920	3.95
Interest bearing deposits	3,823	—	—	4,381	1	0.09
Federal funds sold	148	—	—	332	—	—
Loans and leases:
Commercial and commercial real estate(1)	1,827,353	24,990	5.50	1,746,757	24,957	5.79
Residential mortgage	264,596	3,116	4.74	185,299	2,410	5.27
Agricultural and agricultural real estate(1)	266,763	3,933	5.93	252,999	3,840	6.16
Consumer	218,337	5,377	9.90	213,668	4,850	9.21
Direct financing leases, net	380	5	5.29	933	13	5.65
Fees on loans	—	1,395		—	1,254
Less: allowance for loan and lease losses	(37,202)	—	—	(42,870)	—	—
Net loans and leases	2,540,227	38,816	6.15	2,356,786	37,324	6.42
Total earning assets	3,784,709	$49,882	5.30%	3,583,883	$49,245	5.57%
NONEARNING ASSETS	441,106			425,980
TOTAL ASSETS	$4,225,815			$4,009,863
INTEREST BEARING LIABILITIES
Savings	$1,679,651	$1,663	0.40%	$1,553,295	$2,547	0.67%
Time, $100,000 and over	247,396	1,228	2.00	270,447	1,610	2.41
Other time deposits	533,153	2,884	2.18	613,682	3,869	2.56
Short-term borrowings	247,090	213	0.35	210,032	259	0.50
Other borrowings	374,050	4,061	4.37	363,173	3,936	4.40
Total interest bearing liabilities	3,081,340	10,049	1.31%	3,010,629	12,221	1.65%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	740,873			631,329
Accrued interest and other liabilities	43,958			34,889
Total noninterest bearing liabilities	784,831			666,218
STOCKHOLDERS' EQUITY	359,644			333,016
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,225,815			$4,009,863
Net interest income(1)		$39,833			$37,024
Net interest spread(1)			3.99%			3.92%
Net interest income to total earning assets(1)			4.23%			4.19%
Interest bearing liabilities to earning assets	81.42%				84.00%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was $2.4 million for the first quarter of 2012 compared to $10.0 million for the first quarter of 2011, a $7.6 million or 76 percent decrease.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of March 31, 2012, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the quarters indicated.

(Dollars in thousands)	Three Months Ended
	March 31, 2012	March 31, 2011	Change	% Change
NONINTEREST INCOME:
Service charges and fees, net	$3,584	$3,361	$223	7%
Loan servicing income	1,760	1,549	211	14
Trust fees	2,613	2,479	134	5
Brokerage and insurance commissions	910	848	62	7
Securities gains, net	3,943	2,089	1,854	89
Gain (loss) on trading account securities, net	(3)	216	(219)	(101)
Impairment loss on securities	(981)	—	(981)	—
Gains on sale of loans	8,502	1,402	7,100	506
Valuation adjustment on mortgage servicing rights	13	—	13	—
Income on bank owned life insurance	482	403	79	20
Other noninterest income	2,565	261	2,304	883
TOTAL NONINTEREST INCOME	$23,388	$12,608	$10,780	86%

Noninterest income was $23.4 million during the first quarter of 2012 compared to $12.6 million during the first quarter of 2011, an increase of $10.8 million or 86 percent. The categories contributing most significantly to the improvement in noninterest income were gains on sale of loans, securities gains and other noninterest income. Offsetting, in part, the securities gains was an impairment loss on securities recorded during the first quarter of 2012.

Service charges and fees increased $223 thousand or 7 percent during the quarters under comparison. Service charges on checking and savings accounts recorded during the first quarter of 2012 were $908 thousand compared to $815 thousand during the first quarter of 2011, an increase of $93 thousand or 11 percent. Overdraft fees were $1.3 million during the first quarter of 2012 compared to $1.2 million during the first quarter of 2011, an increase of $30 thousand or 2 percent. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.2 million during the first quarter of 2012 compared to $1.1 million during the first quarter of 2011, an increase of $99 thousand or 9 percent.

Loan servicing income increased $211 thousand or 14 percent for the first quarter of 2012 as compared to the first quarter of 2011. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $2.0 million during the first quarter of 2012 compared to $984 thousand during the first quarter of 2011. Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $967 thousand during the first quarter of 2012 compared to $873 thousand during the first quarter of 2011. The portfolio of mortgage loans serviced for others by Heartland totaled $1.63 billion at March 31, 2012, compared to $1.44 billion at March 31, 2011.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters:

	As Of and For the Quarter Ended
(Dollars in thousands)	03/31/2012	12/31/2011	09/30/2011	06/30/2011	03/31/2011
Mortgage Service Fees	$967	$932	$908	$892	$873
Mortgage Servicing Rights Income	1,986	1,380	743	616	984
Mortgage Servicing Rights Amortization	(1,718)	(862)	(1,103)	(808)	(864)
Total Residential Mortgage Loan Servicing Income	$1,235	$1,450	$548	$700	$993
Valuation Adjustment on Mortgage Servicing Rights	$13	$(19)	$—	$—	$—
Gains On Sale of Loans	$8,502	$5,473	$3,183	$1,308	$1,402
Residential Mortgage Loans Originated	$293,724	$253,468	$143,317	$111,575	$99,876
Residential Mortgage Loans Sold	$224,042	$208,494	$97,591	$65,812	$81,033
Residential Mortgage Loan Servicing Portfolio	$1,626,129	$1,541,417	$1,467,127	$1,446,527	$1,435,977

Trust fees increased $134 thousand or 5 percent during the first quarter of 2012 compared to the same quarter in 2011. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.44 billion at March 31, 2012, compared to $1.41 billion at March 31, 2011. Those values fluctuate throughout the year as market conditions improve or decline.

Brokerage and insurance commissions increased $62 thousand or 7 percent during the first quarter of 2012 compared to the same quarter in 2011.

Securities gains totaled $3.9 million during the first quarter of 2012 compared to $2.1 million during the first quarter of 2011, as volatility in the bond market continued to provide opportunities to swap securities from one sector of the portfolio to another without significantly changing the duration of the portfolio. Offsetting, in part, the securities gains was an impairment loss on three securities totaling $981 thousand recorded during the first quarter of 2012. The charge related to a decline in the credit quality of these securities. Management does not anticipate further declines on these or any other securities within the portfolio due to credit quality, but will continue to monitor the portfolio for any further declines. Based on their analysis, management believes it is prudent to continue to hold these securities as their economic value exceeds their market value.

Trading securities contributed a net loss of $3 thousand during the first quarter of 2012 compared to a net gain of $216 thousand during the first quarter of 2011. These changes were driven by overall market conditions.

Gains on sale of loans totaled $8.5 million during the first quarter of 2012 compared to $1.4 million during the first quarter of 2011. The volume of loans sold totaled $224.0 million during the first quarter of 2012, more than three times the $81.0 million sold during the first quarter of 2011. Pricing received on the sale of fixed rate residential mortgage loans into the secondary market improved through a bulk delivery method that was implemented during the second quarter of 2011, instead of an individual delivery method that had been used previously. At the same time, secondary market pricing began to be matched with origination pricing through the use of a software tool that assists in hedging the locked rate pipeline position.

Income on bank owned life insurance increased $79 thousand or 20 percent during the first quarter of 2012 compared to the same quarter of 2011. A large portion of Heartland's bank owned life insurance is held in a separate account product that experienced lower yields during 2011.

Other noninterest income totaled $2.6 million during the first quarter of 2012 compared to $261 thousand during the first quarter of 2011. Included in the other noninterest income during the first quarter of 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member.

Noninterest Expenses

The tables below show Heartland's noninterest expense for the quarters indicated.

(Dollars in thousands)	Three Months Ended
	March 31, 2012	March 31, 2011	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$23,996	$18,186	$5,810	32%
Occupancy	2,482	2,386	96	4
Furniture and equipment	1,446	1,409	37	3
Professional fees	2,760	3,019	(259)	(9)
FDIC insurance assessments	864	1,345	(481)	(36)
Advertising	1,071	850	221	26
Intangible assets amortization	131	146	(15)	(10)
Net loss on repossessed assets	2,904	1,632	1,272	78
Other noninterest expenses	4,486	3,914	572	15
TOTAL NONINTEREST EXPENSES	$40,140	$32,887	$7,253	22%

For the first quarter of 2012, noninterest expense totaled $40.1 million, an increase of $7.3 million or 22 percent from the same quarter of 2011. The primary contributors to this increase were salaries and employee benefits and net losses on repossessed assets.

The largest component of noninterest expense, salaries and employee benefits, increased $5.8 million or 32 percent during the first quarter of 2012 compared to the first quarter of 2011, a large portion of which resulted from the expansion of residential loan origination and the addition of personnel in the Heartland Mortgage and National Residential Mortgage unit. Full-time equivalent employees totaled 1,253 on March 31, 2012, compared to 1,076 on March 31, 2011.

Professional fees decreased $259 thousand or 9 percent during the first quarter of 2012 compared to the first quarter of 2011.

FDIC assessments decreased $481 thousand or 36 percent during the first quarter of 2012 compared to the first quarter of 2011, primarily associated with a change in the FDIC assessment rates that became effective April 1, 2011. These new rates are based upon total assets minus tangible equity of the insured bank instead of total deposits.

Net losses on repossessed assets totaled $2.9 million during the first quarter of 2012 compared to $1.6 million during the first quarter of 2011. A majority of these losses resulted from valuation adjustments due to reductions in real estate values.

Other noninterest expenses increased $572 thousand or 15 percent during the first quarter of 2012 compared to the first quarter of 2011, a portion of which was attributable to the ramp up of our mortgage origination operations. Included in noninterest expenses during the first quarter of 2012 was a $300 thousand provision to a reserve for the potential buyback of residential mortgage loans and a $302 thousand charge for an early payment obligation ($238 thousand) and remaining unamortized issuance costs ($64 thousand) due to the early redemption of $5.0 million of trust preferred securities. The first quarter of 2011 noninterest expenses included a $403 thousand writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale.

Income Taxes

Heartland's effective tax rate was 32.82 percent for the first quarter of 2012 compared to 22.24 percent for the first quarter of 2011. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $200 thousand during the first quarter of 2012 compared to $138 thousand during the first quarter of 2011. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 15.93 percent during the first quarter of 2012 compared to 44.39 percent during the first quarter of 2011. The tax-equivalent adjustment for this tax-exempt interest income was $2.3 million during the first quarter of 2012 compared to $1.3 million during the first quarter of 2011.

FINANCIAL CONDITION

Total assets were $4.31 billion at March 31, 2012, an increase of $7.8 million since December 31, 2011.

Lending Activities

Total loans and leases held to maturity were $2.53 billion at March 31, 2012, compared to $2.48 billion at year-end 2011, an increase of $51.1 million or 8 percent annualized. Commercial and commercial real estate loans, which totaled $1.84 billion at March 31, 2012, increased $33.1 million or 7 percent annualized since year-end 2011. Residential mortgage loans, which totaled $202.9 million at March 31, 2012, increased $8.4 million or 17 percent annualized since year-end 2011. Agricultural and agricultural real estate loans, which totaled $270.7 million at March 31, 2012, increased $7.7 million or 12 percent annualized since year-end 2011. Consumer loans, which totaled $222.4 million at March 31, 2012, increased $2.3 million or 4 percent annualized since year-end 2011.

Heartland is focused on providing affordable credit to small commercial and agricultural clients, and participation in the Small Business Lending Fund ("SBLF") provides an additional incentive to employ these funds to support expansion of programs for small businesses at all of Heartland's subsidiary banks. The initial 5.00 percent dividend rate payable on the preferred stock issued to the U.S. Treasury under the SBLF is subject to reduction during the second to tenth quarter after issuance (through December 31, 2013) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00 percent if QSBL increases by ten percent or more over that period. Heartland's baseline amount was determined to be $923.0 million, which would require growth in QSBL of $92.3 million to have the dividend rate paid to the U.S. Treasury reduced to 1.00 percent. Any reduction in the dividend rate paid to the U.S. Treasury does not begin until QSBL has grown by more than 2.5 percent over the baseline. Through March 31, 2012, Heartland's QSBL had grown by $29.3 million or 3.2 percent, qualifying Heartland for a 1.00 percent reduction in the dividend rate on $29.3 million of the $81.7 million preferred stock issued to the U.S. Treasury, resulting in a weighted average dividend rate of approximately 4.64 percent for the third quarter of 2012.

The table below presents the composition of the loan portfolio as of March 31, 2012, and December 31, 2011:

LOAN PORTFOLIO (Dollars in thousands)
	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$634,655	25.00%	$645,666	25.95%
Commercial real estate	1,207,911	47.58	1,163,784	46.79
Agricultural and agricultural real estate	270,687	10.66	262,975	10.57
Residential mortgage	202,883	7.99	194,436	7.82
Consumer	222,387	8.76	220,099	8.85
Lease financing, net	323	0.01	450	0.02
Gross loans and leases receivable held to maturity	2,538,846	100.00%	2,487,410	100.00%
Unearned discount	(1,984)		(2,463)
Deferred loan fees	(4,443)		(3,663)
Total net loans and leases receivable held to maturity	2,532,419		2,481,284
Loans covered under loss share agreements:
Commercial and commercial real estate	$5,730	50.44%	$6,380	47.80%
Agricultural and agricultural real estate	934	8.22	1,659	12.43
Residential mortgage	3,734	32.87	4,158	31.15
Consumer	962	8.47	1,150	8.62
Total loans covered under loss share agreements	11,360	100.00%	13,347	100.00%
Allowance for loan and lease losses	(39,362)		(36,808)
Loans and leases receivable, net	$2,504,417		$2,457,823

Loans and leases secured by real estate, either fully or partially, totaled $1.80 billion or 72 percent of total loans and leases at March 31, 2012. Of the non-farm, nonresidential loans, 59 percent are owner occupied. The largest categories within Heartland's real estate secured loans at March 31, 2012, and December 31, 2011, are listed below:

LOANS SECURED BY REAL ESTATE (Dollars in thousands)
	March 31,	December 31,
	2012	2011
Residential real estate, excluding residential construction and residential lot loans	$472,176	$426,736
Industrial, manufacturing, business and commercial	210,615	199,487
Agriculture	189,710	200,204
Retail	168,970	161,795
Office	146,943	136,826
Land development and lots	123,283	129,783
Hotel, resort and hospitality	102,026	111,550
Food and beverage	75,458	73,196
Multi-family	71,231	66,063
Warehousing	64,092	62,973
Residential construction	37,369	37,685
Health services	36,590	23,803
All other	101,904	111,999
Total loans secured by real estate	$1,800,367	$1,742,100

The process utilized by Heartland to determine the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of our Annual Report on Form 10-K for the year ended December 31, 2011.

The allowance for loan and lease losses at March 31, 2012, was 1.55 percent of loans and leases and 78.82 percent of nonperforming loans compared to 1.48 percent of loans and leases and 64.09 percent of nonperforming loans at December 31, 2011.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $49.9 million or 1.97 percent of total loans and leases at March 31, 2012, compared to $57.4 million or 2.31 percent of total loans and leases at December 31, 2011. Approximately 54 percent, or $26.6 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 13 borrowers, are primarily concentrated in Heartland's banks serving the Western states, with $8.2 million originated by New Mexico Bank & Trust, $6.8 million originated by Arizona Bank & Trust, $4.4 million originated by Rocky Mountain Bank, $4.4 million originated by Wisconsin Community Bank and $2.8 million originated by Galena State Bank and Trust Company. The portion of Heartland's nonperforming loans covered by government guarantees was $2.4 million at March 31, 2012. The industry breakdown for nonperforming loans with individual balances exceeding $1.0 million, as identified using the North American Industry Classification System (NAICS), was $8.4 million for lot and land development and $6.7 million for construction and development. The remaining $11.5 million was distributed among seven other industry categories.

Other real estate owned was $38.9 million at March 31, 2012, compared to $44.4 million at December 31, 2011. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During the first quarter of 2012, $11.7 million of other real estate owned was sold.

During the first quarter of 2012, recoveries on loans exceeded charge-offs on loans by $200 thousand compared to net charge-offs of $15.2 million during the fourth quarter of 2011. Included in the fourth quarter 2011 net charge-offs was a $6.1 million charge-off on one credit relationship in the Midwest, which had been identified as impaired and fully reserved for in the third quarter of 2011.

Delinquencies in each of the loan portfolios continue to be well-managed and no significant adverse trends were identified during the first quarter of 2012. Loans delinquent 30 to 89 days as a percent of total loans were 0.55 percent at March 31, 2012, compared to 0.23 percent at December 31, 2011, 0.54 percent at September 30, 2011, 0.60 percent at June 30, 2011, and 0.61 percent at March 31, 2011. Nearly half, or $6.6 million, of the delinquencies at March 31, 2012, was related to two borrowers whose renewal did not occur before the accounts went thirty days past due. The delay in renewals on these credits was not related to credit quality.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Three Months Ended March 31,
	2012	2011

Balance at beginning of period	$36,808	$42,693
Provision for loan and lease losses	2,354	10,009
Recoveries on loans and leases previously charged off	1,808	592
Charge-offs on loans and leases not covered by loss share agreements	(1,608)	(9,785)
Charge-offs on loans and leases covered by loss share agreements	—	(238)
Balance at end of period	$39,362	$43,271
Annualized ratio of net charge offs to average loans and leases	(0.03)%	1.58%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	March 31,		December 31,
	2012	2011	2011	2010
Not covered under loss share agreements:
Nonaccrual loans and leases	$49,940	$87,970	$57,435	$90,512
Loan and leases contractually past due 90 days or more	—	3,038	—	85
Total nonperforming loans and leases	49,940	91,008	57,435	90,597
Other real estate	38,693	34,532	43,506	31,731
Other repossessed assets	710	223	648	302
Total nonperforming assets not covered under loss share agreements	$89,343	$125,763	$101,589	$122,630
Covered under loss share agreements:
Nonaccrual loans and leases	$3,189	$4,564	$3,345	4,901
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	3,189	4,564	3,345	4,901
Other real estate	241	475	881	271
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$3,430	$5,039	$4,226	5,172
Performing troubled debt restructured loans (1)	$21,379	$22,613	$25,704	$23,719
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	1.97%	3.86%	2.31%	3.86%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	3.47%	5.25%	4.02%	5.16%
Nonperforming assets not covered under loss share agreements to total assets	2.07%	3.14%	2.36%	3.07%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the first quarter of 2012:

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2011	$60,780	$44,387	$648	$105,815
Loan foreclosures	(8,786)	8,722	64	—
Net loan recoveries	200	—	—	200
New nonperforming loans	3,355	—	—	3,355
Reduction of nonperforming loans(1)	(2,420)	—	—	(2,420)
OREO/Repossessed sales proceeds	—	(12,066)	(65)	(12,131)
OREO/Repossessed assets writedowns, net	—	(2,109)	(8)	(2,117)
Net activity at Citizens Finance Co.	—	—	71	71
March 31, 2012	$53,129	$38,934	$710	$92,773

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 28 percent of total assets at March 31, 2012, compared to 31 percent at year-end 2011. Total available for sale securities as of March 31, 2012, were $1.17 billion, a decrease of $102.9 million or 8 percent from $1.27 billion at December 31, 2011, as sales were made to fund growth in both loans held for sale in loans held to maturity.

The composition of the securities portfolio changed slightly as a larger portion of the securities sales were in the lower-yielding U.S. government corporations and agency securities versus the mortgage-backed and municipal securities. The percentage of mortgage-backed securities was 65 percent at March 31, 2012, compared to 63 percent at year-end 2011. Nearly 83 percent of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at March 31, 2012. Heartland's securities portfolio had an expected duration of 4.16 years as of March 31, 2012.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of March 31, 2012, and December 31, 2011:

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$48,116	3.94%	$107,147	8.08%
Mortgage-backed securities	799,007	65.39	834,185	62.88
Obligation of states and political subdivisions	327,954	26.84	335,799	25.31
Other securities	46,832	3.83	49,461	3.73
Total securities	$1,221,909	100.00%	$1,326,592	100.00%

Deposits And Borrowed Funds

Total deposits were $3.28 billion at March 31, 2012, compared to $3.21 billion at year-end 2011, an increase of $65.6 million or 8 percent annualized. The composition of Heartland's deposits continued shifting from higher cost certificates of deposit to no cost demand deposits during the first quarter of 2012, as demand deposits increased $34.1 million or 18 percent annualized since year-end 2011. Certificates of deposit, exclusive of brokered deposits, experienced a decrease of $21.9 million or 12 percent annualized since year-end 2011. Savings deposits also experienced an increase, growing to $1.73 billion at March 31, 2012, an increase of $53.2 million or 13 percent annualized, from $1.68 billion at December 31, 2011. As a percentage of total deposits, demand deposits were 23 percent, savings deposits were 53 percent and time deposits were 24 percent at March 31, 2012. At year-end 2011, demand deposits represented 23 percent of total deposits, savings deposits represented 53 percent and time deposits represented 24 percent.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of March 31, 2012, the amount of short-term borrowings was $229.5 million compared to $270.1 million at year-end 2011, a decrease of $40.6 million or 15 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $207.9 million at March 31, 2012, compared to $253.5 million at December 31, 2011, a decrease of $45.6 million or 18 percent.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide working capital to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $10.0 million at any one time. There was no balance outstanding on these revolving credit lines at both March 31, 2012, and December 31, 2011.

As of March 31, 2012, the amount of other borrowings was $377.4 million, an increase of $4.5 million or 1 percent since year-end 2011. Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. Heartland continues to have a $15.0 million amortizing term loan with an unaffiliated bank. In January 2012, Heartland issued an additional $10.0 million of its senior notes to two of the accredited investors that had purchased senior notes in 2011. Additionally, maturities on a portion of the existing senior notes were extended such that $17.5 million remained at the original maturity date of December 1, 2015, $7.0 million will mature on each of February 1, 2017, and February 1, 2018, and $6.0 million will mature on February 1, 2019. The senior notes are unsecured and bear interest at 5.00 percent per annum payable quarterly. A portion of the additional senior notes was used to redeem $5.0 million of trust preferred securities.

Other borrowings also include structured wholesale repurchase agreements, which totaled $85.0 million at March 31, 2012, and December 31, 2011. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60 percent. The prepayment obligation of $238 thousand and the remaining unamortized issuance costs of $64 thousand were expensed upon redemption. A schedule of Heartland's trust preferred offerings outstanding as of March 31, 2012, is as follows:

(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of March 31, 2012(1)	Maturity Date	Callable Date
20,000	10/10/2003	8.25%	8.25%	10/10/2033	6/30/2012
25,000	3/17/2004	2.75% over Libor	3.22%(2)	3/17/2034	6/17/2012
20,000	1/31/2006	1.33% over Libor	1.90%(3)	4/7/2036	4/7/2012
20,000	6/21/2007	6.75%	6.75%	9/15/2037	6/15/2012
20,000	6/26/2007	1.48% over Libor	1.97%(4)	9/1/2037	9/1/2012
$105,000

(1)
Effective weighted average interest rate as of March 31, 2012, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2)	Effective interest rate as of March 31, 2012, was 5.33% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

(3)	Effective interest rate as of March 31, 2012, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

(4)	Effective interest rate as of March 31, 2012, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

Also in other borrowings are the borrowings by the bank subsidiaries from the Federal Home Loan Bank ("FHLB") of which they are a member. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings totaled $142.2 million at March 31, 2012, and $132.3 million at December 31, 2011. Total FHLB borrowings at March 31, 2012, had an average rate of 3.05 percent and an average maturity of 2.88 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.77 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2012, and December 31, 2011, commitments to extend credit aggregated $780.5 million and $765.8 million, and standby letters of credit aggregated $43.5 million and $49.1 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	March 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios (1)
Tier 1 capital	$433,688	14.20%	$427,145	14.08%
Tier 1 capital minimum requirement	122,184	4.00%	121,357	4.00%
Excess	$311,504	10.20%	$305,788	10.08%
Total capital	$502,158	16.44%	$481,513	15.87%
Total capital minimum requirement	244,368	8.00%	242,715	8.00%
Excess	$257,790	8.44%	$238,798	7.87%
Total risk-adjusted assets	$3,054,597		$3,033,935
Leverage Capital Ratios (2)
Tier 1 capital	$433,688	10.33%	$427,145	10.24%
Tier 1 capital minimum requirement (3)	167,985	4.00%	166,865	4.00%
Excess	$265,703	6.33%	$260,280	6.24%
Average adjusted assets (less goodwill and other intangible assets)	$4,199,628		$4,171,625

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

Operating activities used cash of $30.0 million during the first three months of 2012 compared to providing cash of $1.2 million during the first three months of 2011. The biggest contributor to this change was activity in loans originated for sale which used cash of $49.9 million during the first three months of 2012 compared to $15.6 million during the first three months of 2011.

Investing activities provided cash of $23.3 million during the first three months of 2012 compared to $14.8 million during the first three months of 2011. The proceeds from securities sales, paydowns and maturities was $201.2 million during the first three months of 2012 compared to $243.1 million during the first three months of 2011. Purchases of securities used cash of $124.2 million during the first three months of 2012 while $226.8 million was used for securities purchases during the first three months of 2011. A net increase in loans and leases used cash of $57.7 million during the first three months of 2012 compared to $2.2 million during the first three months of 2011.

Financing activities provided cash of $26.9 million during the first three months of 2012 compared to $7.8 million during the first three months of 2011. A net increase in deposit accounts provided cash of $65.6 million during the first three months of 2012 compared to providing cash of $48.3 million during the same three months of 2011. Activity in short-term borrowings used cash of $40.5 million during the first three months of 2012 compared to $40.9 million during the first three months of 2011. Cash proceeds from other borrowings were $10.1 million during the first three months of 2012 compared to $3.1 million during the first three months of 2011. Repayment of other borrowings used cash of $5.6 million during the first three months of 2012 compared to $300 thousand during the first three months of 2011.

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

At March 31, 2012, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on March 31, 2012.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. This analysis considers current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first three months of 2012.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2012, and March 31, 2011, provided the following results:

	2012		2011
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$145,641	(0.06)%	$140,539	0.40%
Base	$145,724		$139,981
Up 200 Basis Points	$142,990	(1.88)%	$136,452	(2.52)%
Year 2
Down 100 Basis Points	$141,729	(2.74)%	$135,283	(3.36)%
Base	$145,160	(0.39)%	$138,675	(0.93)%
Up 200 Basis Points	$146,965	0.85%	$139,121	(0.61)%

Heartland uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 7 to the consolidated financial statements.

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $330 thousand at March 31, 2012, and $333 thousand at December 31, 2011, and in both cases were less than 1 percent of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the first three months of 2012 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors”, in Heartland's 2011 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K for disclosures regarding the risks and uncertainties related to Heartland's business.

Our ability to obtain reimbursement from the FDIC under loss share agreements depends on our compliance with the terms of those loss share agreements.

Under loss share agreements we have with the FDIC relating to assets of The Elizabeth State Bank that we purchased, we are obligated to certify to the FDIC on a quarterly basis our compliance with the terms of the loss share agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on the covered assets. These agreements have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and other real estate owned under the requirements of the agreements may cause a specific asset or group of assets to lose eligibility for loss share payments from the FDIC.
Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of those assets. As of March 31, 2012, Heartland had $11.4 million of loans and $241 thousand of other real estate owned, or a total of $11.6 million (0.3 percent of total assets), covered by loss share agreements with the FDIC.

Our participation in the SBLF does subject us to certain reporting obligations and imposes restrictions on the payment of dividends on our common stock and the repurchase of shares of our common stock.

Under the SBLF, we have quarterly reporting obligations to the U. S. Treasury that will be used to determine the dividend rate to be paid on the Series C Preferred Stock issued to the U.S. Treasury. If we fail to grow our small business lending by December 31, 2013, the interest rate on the $81.7 million of SBLF funds we received will increase to 9.00 percent, which includes a special lending incentive fee of 2.00 percent due to our previous participation in the CPP, and if we do not repay the SBLF funds by March 16, 2016, will increase to 9.00 percent.

The terms of the securities purchase agreement between us and the Treasury in connection with the SBLF transaction also prohibit us from paying dividends on our common stock, or repurchasing shares, to the extent that, after payment of such dividends or repurchases, our Tier 1 Capital would generally fall below 90 percent of our $281.2 million of Tier 1 Capital on September 15, 2011, our SBLF closing date. Additionally, if we fail to pay an SBLF dividend in a given quarter, we may not pay dividends on or repurchase any common stock for the next three quarters, except in very limited circumstances. If any of the Series C Preferred Stock issued to the U.S. Treasury has not been redeemed by September 15, 2021, the tenth anniversary of issuance, we may not pay any further dividends on our common stock until the Series C Preferred Stock is redeemed in full.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

In April 2012, Rocky Mountain Bank was released from the informal agreements it had entered into with the FDIC in the fall of 2009.

On May 4, 2012, Heartland announced that it had entered into a definitive purchase and assumption agreement to acquire, through its subsidiary Dubuque Bank and Trust Company, three retail banking offices of Liberty Bank, FSB located in Dubuque, Iowa and East Dubuque, Illinois. The transaction is subject to approvals by bank regulatory authorities, and is expected to close during the third quarter of 2012. Deposits in the three branch locations to be acquired from Liberty Bank totaled approximately $55 million at March 31, 2012. Additionally, loans approximating $10 million will be acquired as part of the agreement.

ITEM 6. EXHIBITS

Exhibits

10.1(1)	Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Restricted Stock Unit Agreement for awards granted in January 2012.

10.2(1)	Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in January 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

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

Dated: May 10, 2012