Form 10-Q
period 2012-06-30
HEARTLAND FINANCIAL USA INC
filed 2012-08-09
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 8, 2012, the Registrant had outstanding 16,485,576 shares of common stock, $1.00 par value per share.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2012
	(Unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$75,116	$126,680
Federal funds sold and other short-term investments	7,715	3,154
Cash and cash equivalents	82,831	129,834
Securities:
Trading, at fair value	379	333
Available for sale, at fair value (cost of $1,247,961 at June 30, 2012, and $1,242,460 at December 31, 2011)	1,274,552	1,267,999
Held to maturity, at cost (fair value of $56,120 at June 30, 2012, and $57,486 at December 31, 2011)	56,157	58,260
Loans held for sale	73,284	53,528
Loans and leases receivable:
Held to maturity	2,629,597	2,481,284
Loans covered by loss share agreements	9,567	13,347
Allowance for loan and lease losses	(41,439)	(36,808)
Loans and leases receivable, net	2,597,725	2,457,823
Premises, furniture and equipment, net	114,823	110,206
Other real estate, net	37,941	44,387
Goodwill	25,909	25,909
Other intangible assets, net	14,295	12,960
Cash surrender value on life insurance	72,448	67,084
FDIC indemnification asset	1,148	1,343
Other assets	76,192	75,392
TOTAL ASSETS	$4,427,684	$4,305,058
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$799,548	$737,323
Savings	1,734,155	1,678,154
Time	801,204	794,636
Total deposits	3,334,907	3,210,113
Short-term borrowings	249,485	270,081
Other borrowings	377,543	372,820
Accrued expenses and other liabilities	90,755	99,151
TOTAL LIABILITIES	4,052,690	3,952,165
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 at June 30, 2012 and December 31, 2011; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million at June 30, 2012 and December 31, 2011; authorized, issued and outstanding 81,698 shares at June 30, 2012 and December 31, 2011)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	44,223	43,333
Retained earnings	219,643	198,182
Accumulated other comprehensive income	12,101	12,147
Treasury stock at cost (143,782 shares at June 30, 2012, and 126,881 shares at December 31, 2011)	(1,939)	(1,754)
TOTAL STOCKHOLDERS' EQUITY	372,338	350,218
Noncontrolling interest	2,656	2,675
TOTAL EQUITY	374,994	352,893
TOTAL LIABILITIES AND EQUITY	$4,427,684	$4,305,058

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
INTEREST INCOME:
Interest and fees on loans and leases	$39,382	$37,480	$77,781	$74,446
Interest on securities:
Taxable	5,026	9,305	12,598	18,526
Nontaxable	2,619	1,796	4,890	3,550
Interest on federal funds sold	1	—	1	1
Interest on interest bearing deposits in other financial institutions	2	1	2	1
TOTAL INTEREST INCOME	47,030	48,582	95,272	96,524
INTEREST EXPENSE:
Interest on deposits	5,604	7,675	11,379	15,701
Interest on short-term borrowings	224	225	437	484
Interest on other borrowings	4,025	4,081	8,086	8,017
TOTAL INTEREST EXPENSE	9,853	11,981	19,902	24,202
NET INTEREST INCOME	37,177	36,601	75,370	72,322
Provision for loan and lease losses	3,000	3,845	5,354	13,854
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	34,177	32,756	70,016	58,468
NONINTEREST INCOME:
Service charges and fees	3,712	3,599	7,296	6,960
Loan servicing income	3,056	1,298	4,816	2,847
Trust fees	2,660	2,656	5,273	5,135
Brokerage and insurance commissions	939	856	1,849	1,704
Securities gains, net	4,951	4,756	8,894	6,845
Gain on trading account securities	49	81	46	297
Impairment loss on securities	—	—	(981)	—
Gains on sale of loans	12,689	1,308	21,191	2,710
Valuation adjustment on mortgage servicing rights	(194)	—	(181)	—
Income on bank owned life insurance	267	331	749	734
Other noninterest income	149	(216)	2,714	45
TOTAL NONINTEREST INCOME	28,278	14,669	51,666	27,277
NONINTEREST EXPENSES:
Salaries and employee benefits	25,384	17,480	49,380	35,666
Occupancy	2,534	2,213	5,016	4,599
Furniture and equipment	1,517	1,360	2,963	2,769
Professional fees	3,961	3,053	6,721	6,072
FDIC insurance assessments	807	786	1,671	2,131
Advertising	1,304	1,113	2,375	1,963
Intangible assets amortization	122	144	253	290
Net loss on repossessed assets	1,307	2,511	4,211	4,143
Other noninterest expenses	4,523	3,683	9,009	7,597
TOTAL NONINTEREST EXPENSES	41,459	32,343	81,599	65,230
INCOME BEFORE INCOME TAXES	20,996	15,082	40,083	20,515
Income taxes	7,032	4,870	13,304	6,082
NET INCOME	13,964	10,212	26,779	14,433
Net (income) loss available to noncontrolling interest, net of tax	(7)	9	19	25
NET INCOME ATTRIBUTABLE TO HEARTLAND	13,957	10,221	26,798	14,458
Preferred dividends and discount	(1,021)	(1,336)	(2,042)	(2,672)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,936	$8,885	$24,756	$11,786
EARNINGS PER COMMON SHARE - BASIC	$0.79	$0.54	$1.50	$0.72
EARNINGS PER COMMON SHARE - DILUTED	$0.77	$0.54	$1.48	$0.71
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)

	Three Months Ended		Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
NET INCOME	$13,964	$10,212	$26,779	$14,433
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities available for sale	2,113	14,544	8,965	13,479
Reclassification adjustment for net gains realized in net income	(4,951)	(4,756)	(7,913)	(6,845)
Net change in non-credit related other than temporary impairment	23	—	(660)	—
Income taxes	1,039	(3,679)	(161)	(2,503)
Other comprehensive income on securities available for sale	(1,776)	6,109	231	4,131
Derivatives used in cash flow hedging relationships:
Unrealized gain on derivatives	(1,380)	(2,206)	(1,453)	(1,968)
Reclassification adjustment for net losses on derivatives realized in net income	491	447	985	892
Income taxes	329	631	172	398
Other comprehensive income on cash flow hedges	(560)	(1,128)	(296)	(678)
Other comprehensive income	(2,336)	4,981	(65)	3,453
Comprehensive income	11,628	15,193	26,714	17,886
Less: comprehensive (income) loss attributable to noncontrolling interest	(7)	9	19	25
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$11,621	$15,202	$26,733	$17,911

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,779	$14,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,533	3,869
Provision for loan and lease losses	5,354	13,854
Net amortization of premium on securities	9,576	6,301
Securities gains, net	(8,894)	(6,845)
Increase in trading account securities	(46)	(297)
Impairment loss on securities	981	—
Stock based compensation	1,184	620
Loss on sale of OREO and other repossessed property	2,683	2,883
Loans originated for sale	(625,194)	(153,574)
Proceeds on sales of loans held for sale	626,629	148,150
Net gains on sales of loans held for sale	(21,191)	(2,710)
(Increase) decrease in accrued interest receivable	(661)	956
(Increase) decrease in prepaid expenses	2,572	2,302
Decrease in accrued interest payable	(1,305)	(132)
Valuation adjustment on mortgage servicing rights	181	—
Other, net	(3,883)	7,310
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,298	37,120
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	341,151	321,053
Proceeds from the maturity of and principal paydowns on securities available for sale	161,109	165,237
Proceeds from the maturity of and principal paydowns on securities held to maturity	764	601
Purchase of securities available for sale	(517,773)	(408,333)
Net increase in loans and leases	(159,895)	(22,805)
Purchase of bank owned life insurance policies	(4,571)	(3,140)
Capital expenditures	(7,776)	(2,352)
Proceeds on sale of OREO and other repossessed assets	18,585	7,215
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(168,406)	57,476
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	118,226	66,989
Net increase (decrease) in time deposit accounts	6,568	(20,352)
Net decrease in short-term borrowings	(20,596)	(67,843)
Proceeds from other borrowings	10,695	18,102
Repayments of other borrowings	(5,972)	(911)
Purchase of treasury stock	(1,222)	(305)
Proceeds from issuance of common stock	667	793
Excess tax benefits on exercised stock options	76	68
Dividends paid	(5,337)	(5,321)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	103,105	(8,780)
Net increase (decrease) in cash and cash equivalents	(47,003)	85,816
Cash and cash equivalents at beginning of year	129,834	62,572
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,831	$148,388
Supplemental disclosures:
Cash paid for income/franchise taxes	$4,090	$1,067
Cash paid for interest	$20,284	$24,334
Loans transferred to OREO	$14,562	$19,940
Purchases of securities available for sale, accrued, not paid	$46,338	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Comprehensive income				14,458	3,478		(25)	17,911
Cumulative preferred dividends accrued and discount accretion	630			(630)				—
Cash dividends declared:
Preferred, $25.00 per share				(2,042)				(2,042)
Common, $0.20 per share				(3,279)				(3,279)
Purchase of 49,298 shares of common stock						(305)		(305)
Issuance of 66,680 shares of common stock			(520)			1,381		861
Commitments to issue common stock			620					620
Balance at June 30, 2011	$79,113	$16,612	$44,728	$193,032	$11,995	$(2,598)	$2,668	$345,550
Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				26,798	(46)		(19)	26,733
Cash dividends declared:
Preferred, $25.00 per share				(2,042)				(2,042)
Common, $0.20 per share				(3,295)				(3,295)
Purchase of 66,415 shares of common stock						(1,222)		(1,222)
Issuance of 49,514 shares of common stock			(294)			1,037		743
Commitments to issue common stock			1,184					1,184
Balance at June 30, 2012	$81,698	$16,612	$44,223	$219,643	$12,101	$(1,939)	$2,656	$374,994

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2011, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission on March 15, 2012. Accordingly, footnote disclosures, which would substantially duplicate the disclosure contained in the audited consolidated financial statements, have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2012, are not necessarily indicative of the results expected for the year ending December 31, 2012.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2012 and 2011, are shown in the table below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	June 30, 2012	June 30, 2011
Net income attributable to Heartland	$13,957	$10,221
Preferred dividends and discount	(1,021)	(1,336)
Net income available to common stockholders	$12,936	$8,885
Weighted average common shares outstanding for basic earnings per share	16,474	16,427
Assumed incremental common shares issued upon exercise of stock options	244	142
Weighted average common shares for diluted earnings per share	16,718	16,569
Earnings per common share — basic	$0.79	$0.54
Earnings per common share — diluted	$0.77	$0.54
Number of antidilutive stock options excluded from diluted earnings per share computation	500	537

	Six Months Ended
(Dollars and number of shares in thousands, except per share data)	June 30, 2012	June 30, 2011
Net income attributable to Heartland	$26,798	$14,458
Preferred dividends and discount	(2,042)	(2,672)
Net income available to common stockholders	$24,756	$11,786
Weighted average common shares outstanding for basic earnings per share	16,482	16,417
Assumed incremental common shares issued upon exercise of stock options	240	144
Weighted average common shares for diluted earnings per share	16,722	16,561
Earnings per common share — basic	$1.50	$0.72
Earnings per common share — diluted	$1.48	$0.71
Number of antidilutive stock options excluded from diluted earnings per share computation	$500	537

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of June 30, 2012 and 2011, and changes during the six months ended June 30, 2012 and 2011, follows:

	2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	570,762	$21.06	672,721	$20.27
Granted	—	—	—	—
Exercised	(33,333)	11.38	(38,125)	9.75
Forfeited	(7,667)	21.72	(25,334)	22.7
Outstanding at June 30	529,762	$21.66	609,262	$20.83
Options exercisable at June 30	482,712	$21.96	470,078	$20.55

At June 30, 2012, the vested options totaled 482,712 shares with a weighted average exercise price of $21.96 per share and a weighted average remaining contractual life of 3.76 years. The intrinsic value for the vested options as of June 30, 2012, was $1.9 million. The intrinsic value for the total of all options exercised during the six months ended June 30, 2012, was $421 thousand. The total fair value of shares under stock options and awards that vested during the six months ended June 30, 2012, was $1.2 million.

On May 16, 2012, Heartland stockholders approved adoption of the 2012 Long-Term Incentive Plan. The maximum number of shares of Heartland common stock that may be delivered to participants under the 2012 Long-Term Incentive Plan is 500,000 shares, subject to permitted adjustments for certain corporate transactions and for forfeited shares. Effective May 16, 2012, no additional awards will be granted under the 2005 Long-Term Incentive Plan. At June 30, 2012, shares available for issuance under the 2012 Long-Term Incentive Plan totaled 496,550.

No options were granted during the first six months of 2012 and 2011. Cash received from options exercised for the six months ended June 30, 2012, was $379 thousand, with a related tax benefit of $76 thousand. Cash received from options exercised for the six months ended June 30, 2011, was $372 thousand, with a related tax benefit of $68 thousand.

Under both the 2005 Long-Term Incentive Plan and the 2012 Long-Term Incentive Plan, stock awards may be granted as determined by the Heartland Compensation Committee. On January 17, 2012, restricted stock units (“RSUs”) totaling 94,001 were granted to key policy-making employees. On January 18, 2011, RSUs totaling 101,150 were granted to key policy-making employees. The RSUs were granted at no cost to the employee. The RSUs granted in 2012 represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the second anniversary of the grant date and the employee has attained age 62 and provided five years of service to Heartland. The RSUs granted in 2011 contain the same terms as the RSUs granted in 2012 except that vesting after retirement is conditioned on ten years of service to Heartland.

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

Total compensation costs recorded for stock options, RSUs and restricted stock awards were $1.2 million and $620 thousand for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there were $3.9 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options, RSUs and restricted stock awards which are expected to be recognized through 2016.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This accounting standard was subsequently codified into ASC Topic 350. Currently, entities are required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under the new standard, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted, and is not expected to have a material impact on the consolidated financial statements.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of June 30, 2012, and December 31, 2011, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Securities available for sale:
U.S. government corporations and agencies	$47,100	$1,557	$—	$48,657
Mortgage-backed securities	809,040	12,455	(3,925)	817,570
Obligations of states and political subdivisions	344,564	19,247	(1,346)	362,465
Corporate debt securities	26,330	129	(2,146)	24,313
Total debt securities	1,227,034	33,388	(7,417)	1,253,005
Equity securities	20,927	620	—	21,547
Total	$1,247,961	$34,008	$(7,417)	$1,274,552
December 31, 2011
Securities available for sale:
U.S. government corporations and agencies	$104,719	$2,428	$—	$107,147
Mortgage-backed securities	815,408	14,643	(4,997)	825,054
Obligations of states and political subdivisions	272,660	14,983	(973)	286,670
Corporate debt securities	26,284	29	(1,060)	25,253
Total debt securities	1,219,071	32,083	(7,030)	1,244,124
Equity securities	23,389	486	—	23,875
Total	$1,242,460	$32,569	$(7,030)	$1,267,999

At June 30, 2012, the amortized cost of the available for sale securities is net of $184 thousand of credit related other-than temporary impairment ("OTTI"). At December 31, 2011, no other-than-temporary impairment was recorded.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2012, and December 31, 2011, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
Securities held to maturity:
Mortgage-backed securities	$7,222	$99	$(125)	$7,196
Obligations of states and political subdivisions	48,935	—	(11)	48,924
Total	$56,157	$99	$(136)	$56,120
December 31, 2011
Securities held to maturity:
Mortgage-backed securities	$9,131	$40	$(1,532)	$7,639
Obligations of states and political subdivisions	49,129	730	(12)	49,847
Total	$58,260	$770	$(1,544)	$57,486

At June 30, 2012, the amortized cost of the held to maturity securities is net of $797 thousand of credit related other-than temporary impairment and $660 thousand of non-credit related other-than-temporary impairments. At December 31, 2011, no other-than-temporary impairment was recorded.

Approximately 84% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2012, and December 31, 2011. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2011, and December 31, 2010, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	266,527	(2,007)	41,396	(1,918)	307,923	(3,925)
Obligations of states and political subdivisions	78,889	(923)	2,906	(423)	81,795	(1,346)
Corporate debt securities	4,876	(514)	14,542	(1,632)	19,418	(2,146)
Total debt securities	350,292	(3,444)	58,844	(3,973)	409,136	(7,417)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$350,292	$(3,444)	$58,844	$(3,973)	$409,136	$(7,417)
December 31, 2011
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	133,538	(1,794)	71,231	(3,203)	204,769	(4,997)
Obligations of states and political subdivisions	13,139	(284)	4,010	(689)	17,149	(973)
Corporate debt securities	5,147	(243)	15,346	(817)	20,493	(1,060)
Total debt securities	151,824	(2,321)	90,587	(4,709)	242,411	(7,030)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$151,824	$(2,321)	$90,587	$(4,709)	$242,411	$(7,030)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended June 30, 2012 or December 31, 2011.

The following table shows the detail of total OTTI write-downs included in earnings for debt securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OTTI write-downs included in earnings:
Available for sale debt securities:
Mortgage backed securities	$—	$—	$184	$—
Held to maturity debt securities:
Mortgage backed securities	—	—	797	—
Total debt security OTTI write-downs included in earnings	$—	$—	$981	$—

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income (AOCI) for the same securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$981	$—
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	981	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	683	—
Accretion of non-credit related impairment	(23)	—	(23)	—
Total recorded directly to AOCI for increase in non-credit related impairment	(23)	—	660	—
Total OTTI losses recorded on debt securities	$(23)	$—	$1,641	$—

The following table presents a rollforward of the credit loss component of OTTI recognized in earnings for debt securities still owned by Heartland. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows discounted using the security's current effective interest rate and the amortized cost basis of the security prior to considering credit losses. OTTI recognized in earnings for credit impaired debt securities is presented as additions and is classified into one of two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or if the debt security was previously credit impaired (subsequent credit impairments). The credit loss component is reduced if Heartland sells, intends to sell, or if management believes they will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if Heartland receives, expects to receive cash flows in excess of what was previously expected to be received over the remaining life of the credit impaired debt security, the security matures or is fully written down.

Changes in the credit loss component of the credit impaired debt securities that Heartland does not intend to sell were, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Credit loss component, beginning of period	$981	$—	$—	$—
Additions:
Initial credit impairments	—	—	981	—
Subsequent credit impairments	—	—	—	—
Total additions	—	—	981	—
Reductions:
For securities sold	—	—	—	—
Due to change in intent to sell or requirement to sell	—	—	—	—
For recoveries of previous credit impairments	—	—	—	—
Total reductions	—	—	—	—
Credit loss component, end of period	$981	$—	$981	$—

NOTE 3: LOANS AND LEASES

Loans and leases as of June 30, 2012, and December 31, 2011, were as follows, in thousands:

	June 30, 2012	December 31, 2011
Loans and leases receivable held to maturity:
Commercial	$667,251	$645,666
Commercial real estate	1,236,745	1,163,784
Agricultural and agricultural real estate	279,285	262,975
Residential real estate	220,084	194,436
Consumer	230,594	220,099
Gross loans receivable held to maturity	2,633,959	2,486,960
Net direct financing leases held to maturity	290	450
Gross loans and leases receivable held to maturity	2,634,249	2,487,410
Unearned discount	(1,382)	(2,463)
Deferred loan fees	(3,270)	(3,663)
Total net loans and leases receivable held to maturity	2,629,597	2,481,284
Loans covered under loss share agreements:
Commercial and commercial real estate	4,497	6,380
Agricultural and agricultural real estate	858	1,659
Residential real estate	3,309	4,158
Consumer	903	1,150
Total loans covered under loss share agreements	9,567	13,347
Allowance for loan and lease losses	(41,439)	(36,808)
Loans and leases receivable, net	$2,597,725	$2,457,823

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions.

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

Under Heartland’s credit practices, all nonaccrual and loans meeting the criteria of a troubled debt restructuring are defined as impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The following table shows the balance in the allowance for loan and lease losses at June 30, 2012, and December 31, 2011, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2012.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2012
Commercial	$1,241	$9,046	$10,287	$8,220	$659,031	$667,251
Commercial real estate	3,513	13,544	17,057	54,109	1,182,636	1,236,745
Agricultural and agricultural real estate	10	1,992	2,002	13,447	265,838	279,285
Residential real estate	720	3,179	3,899	6,594	213,490	220,084
Consumer	2,152	6,041	8,193	5,474	225,120	230,594
Lease financing	—	1	1	—	290	290
Total	$7,636	$33,803	$41,439	$87,844	$2,546,405	$2,634,249
December 31, 2011
Commercial	$1,990	$8,557	$10,547	$9,293	$636,373	$645,666
Commercial real estate	1,929	12,692	14,621	66,467	1,097,317	1,163,784
Agricultural and agricultural real estate	—	1,763	1,763	14,385	248,590	262,975
Residential real estate	464	2,537	3,001	5,905	188,531	194,436
Consumer	1,097	5,777	6,874	4,391	215,708	220,099
Lease financing	—	2	2	—	450	450
Total	$5,480	$31,328	$36,808	$100,441	$2,386,969	$2,487,410

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at June 30, 2012, and December 31, 2011, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011
Nonaccrual loans	$37,529	$48,587
Nonaccrual troubled debt restructured loans	7,316	8,848
Total nonaccrual loans	$44,845	$57,435
Accruing loans past due 90 days or more	—	—
Performing troubled debt restructured loans	$24,715	$25,704

Heartland had $32.0 million of troubled debt restructured loans at June 30, 2012, of which $7.3 million were classified as nonaccrual and $24.7 million were accruing according to the restructured terms. Heartland had $34.6 million of troubled debt restructured loans at December 31, 2011, of which $8.8 million were classified as nonaccrual and $25.7 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three and six months ended June 30, 2012, and June 30, 2011, in thousands:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	3	$129	$129
Commercial real estate	1	1,380	1,380	15	8,510	8,510
Total commercial and commercial real estate	1	1,380	1,380	18	8,639	8,639
Agricultural and agricultural real estate	3	1,014	1,014	—	—	—
Residential real estate	1	1,005	1,005	1	323	323
Consumer	—	—	—	—	—	—
Total Troubled Debt Restructured Loans	5	$3,399	$3,399	19	$8,962	$8,962

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	3	$129	$129
Commercial real estate	2	1,398	1,398	18	9,662	9,662
Total commercial and commercial real estate	2	1,398	1,398	21	9,791	9,791
Agricultural and agricultural real estate	3	1,014	1,014	—	—	—
Residential real estate	1	1,005	1,005	4	821	821
Consumer	—	—	—	—	—	—
Total Troubled Debt Restructured Loans	6	$3,417	$3,417	25	$10,612	$10,612

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following tables provide information on troubled debt restructured loans for which there was a payment default during the three and six months ended June 30, 2012, and June 30, 2011, in thousands, that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	2	$64
Commercial real estate	—	—	1	329
Total commercial and commercial real estate	—	—	3	393
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	3	$393

	With Payment Defaults During the Following Periods
	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	$2	$64
Commercial real estate	1	640	1	329
Total commercial and commercial real estate	1	640	3	393
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	4	444
Consumer	—	—	—	—
Total	1	$640	$7	$837

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of June 30, 2012, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at June 30, 2012, and December 31, 2011, in thousands:

	Pass	Nonpass	Total
June 30, 2012
Commercial	$620,320	$46,931	$667,251
Commercial real estate	1,056,864	179,881	1,236,745
Total commercial and commercial real estate	1,677,184	226,812	1,903,996
Agricultural and agricultural real estate	243,092	36,193	279,285
Residential real estate	201,274	18,810	220,084
Consumer	220,512	10,082	230,594
Lease financing	290	—	290
Total gross loans and leases receivable held to maturity	$2,342,352	$291,897	$2,634,249
December 31, 2011
Commercial	$596,759	$48,907	$645,666
Commercial real estate	988,906	174,878	1,163,784
Total commercial and commercial real estate	1,585,665	223,785	1,809,450
Agricultural and agricultural real estate	223,247	39,728	262,975
Residential real estate	177,128	17,308	194,436
Consumer	211,073	9,026	220,099
Lease financing	450	—	450
Total gross loans and leases receivable held to maturity	$2,197,563	$289,847	$2,487,410

The nonpass category in the table above is comprised of approximately 51% special mention and 49% substandard as of June 30, 2012. The percent of nonpass loans on nonaccrual status as of June 30, 2012, was 15%. As of December 31, 2011, the nonpass category in the table above was comprised of approximately 43% special mention and 57% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2011, was 20%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at June 30, 2012, and December 31, 2011, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
June 30, 2012
Commercial	$3,929	$396	$—	$4,325	$661,135	$1,791	$667,251
Commercial real estate	3,026	744	—	3,770	1,200,561	32,414	1,236,745
Total commercial and commercial real estate	6,955	1,140	—	8,095	1,861,696	34,205	1,903,996
Agricultural and agricultural real estate	912	136	—	1,048	277,838	399	279,285
Residential real estate	635	22	—	657	213,448	5,979	220,084
Consumer	2,047	628	—	2,675	223,657	4,262	230,594
Lease financing	—	—	—	—	290	—	290
Total gross loans and leases receivable held to maturity	$10,549	$1,926	$—	$12,475	$2,576,929	$44,845	$2,634,249
December 31, 2011
Commercial	$220	$479	$—	$699	$643,273	$1,694	$645,666
Commercial real estate	668	—	—	668	1,117,274	45,842	1,163,784
Total commercial and commercial real estate	888	479	—	1,367	1,760,547	47,536	1,809,450
Agricultural and agricultural real estate	32	—	—	32	262,409	534	262,975
Residential real estate	940	93	—	1,033	188,865	4,538	194,436
Consumer	2,176	555	—	2,731	212,541	4,827	220,099
Lease financing	—	—	—	—	450	—	450
Total gross loans and leases receivable held to maturity	$4,036	$1,127	$—	$5,163	$2,424,812	$57,435	$2,487,410

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at June 30, 2012, and December 31, 2011, the outstanding loan balance recorded on the consolidated balance sheets at June 30, 2012, and December 31, 2011, any related allowance recorded for those loans as of June 30, 2012, and December 31, 2011, the average outstanding loan balance recorded on the consolidated balance sheets during the three and six months ended June 30, 2012, and year ended December 31, 2011, and the interest income recognized on the impaired loans during the three and six months ended June 30, 2012, and year ended December 31, 2011, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to-Date Avg. Loan Balance	Quarter-to-Date Interest Income Recognized	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
June 30, 2012
Impaired loans with a related allowance:
Commercial	$2,224	$2,174	$1,241	6,467	$14	$7,338	$32
Commercial real estate	20,371	18,038	3,513	16,554	94	15,006	186
Total commercial and commercial real estate	22,595	20,212	4,754	23,021	108	22,344	218
Agricultural and agricultural real estate	100	100	10	2,506	24	80	5
Residential real estate	2,627	2,627	720	116	1	2,291	47
Consumer	4,245	3,986	2,152	3,891	7	3,396	16
Total loans held to maturity	$29,567	$26,925	$7,636	29,534	$140	$28,111	$286
Impaired loans without a related allowance:
Commercial	$6,397	$6,046	$—	2,393	$61	$1,765	$62
Commercial real estate	46,433	36,071	—	40,387	185	45,229	396
Total commercial and commercial real estate	52,830	42,117	—	42,780	246	46,994	458
Agricultural and agricultural real estate	13,366	13,347	—	4,037	13	13,865	291
Residential real estate	4,136	3,967	—	13,587	135	4,034	20
Consumer	1,779	1,488	—	1,755	(4)	1,892	2
Total loans held to maturity	$72,111	$60,919	$—	62,159	$390	$66,785	$771
Total impaired loans held to maturity:
Commercial	$8,621	$8,220	$1,241	8,860	$75	$9,103	$94
Commercial real estate	66,804	54,109	3,513	56,941	279	60,235	582
Total commercial and commercial real estate	75,425	62,329	4,754	65,801	354	69,338	676
Agricultural and agricultural real estate	13,466	13,447	10	6,543	37	13,945	296
Residential real estate	6,763	6,594	720	13,703	136	6,325	67
Consumer	6,024	5,474	2,152	5,646	3	5,288	18
Total impaired loans held to maturity	$101,678	$87,844	$7,636	91,693	$530	$94,896	$1,057

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2011
Impaired loans with a related allowance:
Commercial	$8,433	$8,397	$1,990	$9,395	$434
Commercial real estate	13,558	13,558	1,929	32,471	412
Total commercial and commercial real estate	21,991	21,955	3,919	41,866	846
Agricultural and agricultural real estate	—	—	—	2,722	—
Residential real estate	1,776	1,775	464	1,854	57
Consumer	2,764	2,764	1,097	2,688	32
Total loans held to maturity	$26,531	$26,494	$5,480	$49,130	$935
Impaired loans without a related allowance:
Commercial	$1,737	$896	$—	$2,221	$2
Commercial real estate	79,876	52,909	—	54,657	804
Total commercial and commercial real estate	81,613	53,805	—	56,878	806
Agricultural and agricultural real estate	14,428	14,385	—	14,302	557
Residential real estate	4,324	4,130	—	4,293	46
Consumer	2,226	1,627	—	1,470	5
Total loans held to maturity	$102,591	$73,947	$—	$76,943	$1,414
Total impaired loans held to maturity:
Commercial	$10,170	$9,293	$1,990	$11,616	$436
Commercial real estate	93,434	66,467	1,929	87,128	1,216
Total commercial and commercial real estate	103,604	75,760	3,919	98,744	1,652
Agricultural and agricultural real estate	14,428	14,385	—	17,024	557
Residential real estate	6,100	5,905	464	6,147	103
Consumer	4,990	4,391	1,097	4,158	37
Total impaired loans held to maturity	$129,122	$100,441	$5,480	$126,073	$2,349

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

The carrying amount of the loans covered by these loss share agreements at June 30, 2012, and December 31, 2011, consisted of purchased impaired and nonimpaired loans as summarized in the following table:

(Dollars in thousands)
	June 30, 2012			December 31, 2011
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$1,663	$2,834	$4,497	$2,553	$3,827	$6,380
Agricultural and agricultural real estate	—	858	858	—	1,659	1,659
Residential real estate	—	3,309	3,309	—	4,158	4,158
Consumer loans	307	596	903	503	647	1,150
Total Covered Loans	$1,970	$7,597	$9,567	$3,056	$10,291	$13,347

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At June 30, 2012, and December 31, 2011, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at June 30, 2012, and December 31, 2011.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 4: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months and six months ended June 30, 2012 and June 30, 2011, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at March 31, 2012	$11,019	$15,400	$1,847	$3,540	$7,555	$1	$—	$39,362
Charge-offs	(205)	(808)	—	(213)	(1,028)	—	—	(2,254)
Recoveries	216	849	3	33	230	—	—	1,331
Provision	(743)	1,616	152	539	1,436	—	—	3,000
Balance at June 30, 2012	$10,287	$17,057	$2,002	$3,899	$8,193	$1	$—	$41,439

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808
Charge-offs	(707)	(1,094)	—	(276)	(1,785)	—	—	(3,862)
Recoveries	249	2,279	81	66	464	—	—	3,139
Provision	198	1,251	158	1,108	2,640	(1)	—	5,354
Balance at June 30, 2012	$10,287	$17,057	$2,002	$3,899	$8,193	$1	$—	$41,439

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at March 31, 2011	$10,644	$21,787	$1,982	$2,336	$6,502	$20	$—	$43,271
Charge-offs	(617)	(5,480)	(95)	(616)	(1,375)	—	—	(8,183)
Recoveries	324	1,155	—	23	167	—	—	1,669
Provision	(254)	1,900	95	765	1,352	(13)	—	3,845
Balance at June 30, 2011	$10,097	$19,362	$1,982	$2,508	$6,646	$7	$—	$40,602

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2010	10,525	20,316	2,147	2,381	6,315	9	1,000	42,693
Charge-offs	(2,004)	(12,584)	(167)	(1,229)	(2,222)	—	—	(18,206)
Recoveries	393	1,529	—	25	314	—	—	2,261
Provision	1,183	10,101	2	1,331	2,239	(2)	(1,000)	13,854
Balance at June 30, 2011	$10,097	$19,362	$1,982	$2,508	$6,646	$7	$—	$40,602

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $25.9 million at June 30, 2012 and December 31, 2011. The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2012, and December 31, 2011, are presented in the table below, in thousands:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$9,957	$9,034	$923	$9,957	$8,815	$1,142
Mortgage servicing rights	19,114	6,250	12,864	16,779	5,503	11,276
Customer relationship intangible	1,177	669	508	1,177	635	542
Total	$30,248	$15,953	$14,295	$27,913	$14,953	$12,960

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ending December 31, 2012	$223	$2,740	$21	$2,984
Year ending December 31,
2013	423	3,374	45	3,842
2014	184	2,700	43	2,927
2015	15	2,025	42	2,082
2016	14	1,350	41	1,405
2017	12	675	40	727
Thereafter	52	—	276	328

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2012. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $1.78 billion and $1.54 billion as of June 30, 2012 and December 31, 2011, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $12.9 million and $11.5 million at June 30, 2012, and December 31, 2011, respectively. Heartland's mortgage servicing rights are separated into 15- and 30-year tranches. At June 30, 2012, the 30-year tranche had a fair value of $10.3 million in comparison with the book value of $10.3 million. At December 31, 2011, the 30-year tranche had a fair value of $9.1 million in comparison with the book value of $8.9 million. At June 30, 2012, the 15-year tranche had a fair value of $2.6 million in comparison with the book value of $2.8 million. At December 31, 2011, the 15-year tranche had a fair value of $2.4 million in comparison with the book value of $2.4 million. Accordingly, valuation allowances of $200 thousand and $19 thousand, were required as of June 30, 2012, and December 31, 2011, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2012	2011
Balance at January 1	$11,276	$11,210
Originations	4,600	1,599
Amortization	(2,831)	(1,672)
Valuation adjustment	(181)	—
Balance at June 30	$12,864	$11,137

NOTE 6: BORROWINGS

On January 31, 2012, Heartland issued an additional $10.0 million of its senior notes to two of the accredited investors that had purchased senior notes in 2011. Additionally, Heartland extended the maturities on a portion of the existing senior notes such that $17.5 million remained at the original maturity date of December 1, 2015; $7.0 million will mature on each of February 1, 2017, and February 1, 2018; and $6.0 million will mature on February 1, 2019. Total senior notes outstanding were $37.5 million as of June 30, 2012, and $27.5 million as of December 31, 2011.

On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60%. The prepayment obligation of $238 thousand and the remaining unamortized issuance costs of $64 thousand were expensed upon redemption.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy, including interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $7.7 million and $6.3 million of cash as collateral at June 30, 2012, and December 31, 2011, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2012, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $985 thousand. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.0 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2012, and December 31, 2011, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2012
Interest rate swap	$13,620	$(769)	Other Liabilities	2.993%	5.140%	4/20/2016
Interest rate swap	25,000	(900)	Other Liabilities	0.468%	2.580%	3/17/2014
Interest rate swap	20,000	(2,214)	Other Liabilities	0.467%	3.220%	3/1/2017
Interest rate swap	20,000	(2,990)	Other Liabilities	0.469%	3.355%	1/7/2020
December 31, 2011
Interest rate swap	$14,221	$(725)	Other Liabilities	3.035%	5.140%	4/20/2016
Interest rate swap	25,000	(1,032)	Other Liabilities	0.559%	2.580%	3/17/2014
Interest rate swap	20,000	(2,064)	Other Liabilities	0.527%	3.220%	3/1/2017
Interest rate swap	20,000	(2,584)	Other Liabilities	0.384%	3.355%	1/7/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the six months ended June 30, 2012, and June 30, 2011, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
June 30, 2012
Interest rate swap	$(44)	Interest Expense	$(151)	Other Income	$—
Interest rate swap	132	Interest Expense	(262)	Other Income	—
Interest rate swap	(150)	Interest Expense	(276)	Other Income	—
Interest rate swap	(406)	Interest Expense	(296)	Other Income	—
June 30, 2011
Interest rate swap	$(98)	Interest Expense	$(287)	Other Income	$—
Interest rate swap	(272)	Interest Expense	(295)	Other Income	—
Interest rate swap	(295)	Interest Expense	(309)	Other Income	—

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

The first transaction, executed on January 15, 2008, was a fifty-five month interest rate cap on a notional amount of $20.0 million. The cap had an effective date of January 15, 2008 and a maturity date of September 1, 2012. Should 3-month LIBOR exceed 5.12% on a reset date, the counterparty will pay Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating rate subordinated debentures contain an interest rate deferral feature that is mirrored in the cap transaction. Heartland executed an interest rate swap transaction on February 4, 2009, and converted this cap transaction into an economic hedge and hedge accounting for the cap transaction was ceased.

The second transaction, executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million. The cap had an effective date of January 7, 2009, and a maturity date of April 7, 2011. When 3-month LIBOR exceeded 5.50% on a reset date, the counterparty paid Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.50%. The floating rate subordinated debentures contain an interest rate deferral feature that was mirrored in the cap transaction.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at June 30, 2012, and December 31, 2011, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2012
Interest rate lock commitments (mortgage)	$316,351	$11,011	Other Assets
Interest rate cap	20,000	—	Other Assets
Forward commitments	53,326	214	Other Assets
Forward commitments	316,571	(3,217)	Other Liabilities
December 31, 2011
Interest rate lock commitments (mortgage)	$113,438	$3,697	Other Assets
Interest rate cap	20,000	—	Other Assets
Forward commitments	91,750	(869)	Other Assets

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the six months ended June 30, 2012, and June 30, 2011, in thousands :

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
June 30, 2012
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$11,011
Interest rate cap	Other Income	—
Forward commitments	Gains on Sale of Loans Held for Sale	(3,003)
June 30, 2011
Interest rate cap	Other Income	—
Interest rate cap	Other Income	(4)

NOTE 8: FAIR VALUE

Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded in the consolidated balance sheets at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At June 30, 2012, all impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, and December 31, 2011, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2012
Trading securities	$379	$379	$—	$—
Securities available for sale	1,274,552	48,657	1,222,761	3,134
Derivative assets	11,225	—	11,225	—
Total assets at fair value	$1,286,156	$49,036	$1,233,986	$3,134
Derivative liabilities	$10,090	$—	$10,090	$—
Total liabilities at fair value	$10,090	$—	$10,090	$—
December 31, 2011
Trading securities	$333	$333	$—	$—
Securities available for sale	1,267,999	107,147	1,157,609	3,243
Derivative assets	2,828	—	2,828	—
Total assets at fair value	$1,271,160	$107,480	$1,160,437	$3,243
Derivative liabilities	$6,405	$—	$6,405	$—
Total liabilities at fair value	$6,405	$—	$6,405	$—

There were no transfers between Levels 1, 2 or 3 during the three- and six-month periods ended June 30, 2012, or the year ended December 31, 2011.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans:
Commercial	$6,979	$—	$—	$6,979	$707
Commercial real estate	50,596	—	—	50,596	1,094
Agricultural and agricultural real estate	13,437	—	—	13,437	—
Residential real estate	5,874	—	—	5,874	276
Consumer	3,322	—	—	3,322	1,785
Total collateral dependent impaired loans	$80,208	$—	$—	$80,208	$3,862
Other real estate owned	$37,941	$—	$—	$37,941	$2,683

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans	94,961	—	—	94,961	$32,640
Other real estate owned	44,387	—	—	44,387	$7,079

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 6/30/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-Tranche Securities	$3,134	Discounted cash flows	Pretax discount rate	15.00%
			Actual defaults	13.94-20.94% (15.52%)
			Actual deferrals	6.30-23.71% (11.32%)
Collateral dependent impaired loans:
Commercial real estate	50,596	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial	6,979	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	13,437	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	5,874	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	3,322	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	37,941	Modified appraised value	Disposal costs	NM*

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

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

	For the Six Months Ended	For the Year Ended
	June 30, 2012	December 31, 2011
	Fair Value	Fair Value
Balance at January 1,	$3,243	$4,676
Total gains:
Included in earnings	—	(1,424)
Included in other comprehensive income	(95)	12
Purchases, issuances, sales and settlements:
Sales	—	(11)
Settlements	(14)	(10)
Balance at period end,	$3,134	$3,243

The table below is a summary of the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of June 30, 2012, and December 31, 2011, in thousands. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurement at June 30, 2012			December 31, 2011
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$82,831	$82,831	$82,831	$—	$—	$129,834	$129,834
Securities:
Trading	379	379	379	—	—	333	333
Available for sale	1,274,552	1,274,552	48,657	1,222,761	3,134	1,267,999	1,267,999
Held to maturity	56,157	56,120	—	56,120	—	58,260	57,486
Total securities	1,331,088	1,331,051	49,036	1,278,881	3,134	1,326,592	1,325,818
Loans held for sale	73,284	73,331	—	73,331	—	53,528	53,999
Loans, net:
Commercial	657,942	655,969	—	648,990	6,979
Commercial real estate	1,223,207	1,227,403	—	1,176,807	50,596
Agricultural and agricultural real estate	278,141	280,534	—	267,097	13,437
Residential real estate	219,494	211,572	—	205,698	5,874
Consumer	223,304	225,210	—	221,888	3,322
Total Loans, net	2,602,088	2,600,688	—	2,520,480	80,208	2,494,631	2,488,881
Mortgage derivatives	$11,225	$11,225	$—	$11,225	$—	$2,828	$2,828
Financial liabilities
Deposits
Demand deposits	799,548	799,548	—	799,548	—	737,323	737,323
Savings deposits	1,734,155	1,734,155	—	1,734,155	—	1,678,154	1,678,154
Time deposits	801,204	801,204	—	801,204	—	794,636	794,636
Short term borrowings	249,485	249,485	—	249,485	—	270,081	270,081
Other borrowings	377,543	366,206	—	366,206	—	372,820	352,847
Derivatives	10,090	10,090	—	10,090	—	6,405	6,405

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

Securities — For securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For Level 3 securities, Heartland utilizes independent pricing provided by third party vendors or brokers.

Loans and Leases — The fair value of loans is estimated using an entrance price concept, except for impaired loans which are measured using the fair value of the underlying collateral. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, except for the impaired loans which are measured using the fair value of the underlying collateral. The fair value of loans held for sale is estimated using quoted market prices.

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

NOTE 9: SUBSEQUENT EVENTS

Heartland evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q filed with the SEC.

On July 13, 2012, Heartland completed the purchase of three retail banking offices from Liberty Bank, FSB in its Dubuque, Iowa market. The purchase was completed through Heartland's Dubuque Bank and Trust Company subsidiary. It included deposits of approximately $54 million and loans of $10 million.

Effective July 31, 2012, Heartland executed a Merger Agreement with First Shares, Inc. ("FSI"), the bank holding company for the First National Bank of Platteville in Platteville, Wisconsin. Under the terms of the agreement, the outstanding shares of FSI will be converted into a combination of cash and shares of Heartland common stock, with the aggregate purchase price, estimated at $11.0 million, to be based upon the financial position of FSI prior to closing. The stock consideration is expected to be approximately 60 percent of the purchase price. Simultaneous with the closing of the transacti on, First National Bank will be merged into Heartland's Wisconsin Bank & Trust subsidiary. The First National Bank of Platteville had total assets of approximately $130 million and deposits of approximately $114 million at June 30, 2012. The merger, which is subject to regulatory approval and approval of the shareholders of FSI, is expected to be completed in the fourth quarter of 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2011, and under Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2011.

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

Net income was $14.0 million for the quarter ended June 30, 2012, an increase of $3.8 million or 37 percent from the $10.2 million recorded for the second quarter of 2011. Net income available to common stockholders was $12.9 million, or $0.77 per diluted common share, for the quarter ended June 30, 2012, compared to $8.9 million, or $0.54 per diluted common share, for the second quarter of 2011. Return on average common equity was 18.28 percent and return on average assets was 1.20 percent for the second quarter of 2012, compared to 13.69 percent and 0.89 percent, respectively, for the same quarter in 2011.

Earnings for the second quarter of 2012, in comparison to the second quarter of 2011, were most significantly affected by the continued expansion of mortgage operations in both new and existing markets, and the noninterest income generated from those operations. Solid loan growth also contributed to the maintenance of a net interest margin above 4.00 percent for the 12th consecutive quarter.

Net income recorded for the first six months of 2012 was $26.8 million, compared to $14.4 million recorded during the first six months of 2011. Net income available to common stockholders was $24.8 million, or $1.48 per diluted common share, for the six months ended June 30, 2012, compared to $11.8 million, or $0.71 per diluted common share, earned during the first six months of 2011. Return on average common equity was 17.78 percent and return on average assets was 1.16 percent for the first six months of 2012, compared to 9.28 percent and 0.59 percent, respectively, for the same period in 2011.

Earnings for the first six months of 2012 compared to the first six months of 2011 were positively affected by reduced provision for loan and lease losses, combined with increases in net interest income, gains on sale of loans and securities gains.

The effect of these improvements was partially offset by increases in salaries and employee benefits, professional fees and other noninterest expenses.

Total assets were $4.43 billion at June 30, 2012, an increase of $122.6 million since December 31, 2011, with $114.8 million of this growth occurring in the second quarter. Securities represented 30 percent of total assets at June 30, 2012, compared to 31 percent at year-end 2011.

Total loans and leases held to maturity were $2.63 billion at June 30, 2012, compared to $2.48 billion at year-end 2011, an increase of $148.3 million or 12 percent annualized, with $97.2 million or 66 percent of this growth occurring during the second quarter. Growth in the commercial and commercial real estate loan portfolio made up $94.5 million or 64 percent of this increase, with $61.4 million occurring in the second quarter.

Total deposits were $3.33 billion at June 30, 2012, compared to $3.21 billion at year-end 2011, an increase of $124.8 million or 8 percent annualized, with $59.1 million or 47 percent of the growth occurring during the second quarter. The composition of Heartland's deposits continues to improve as no cost demand deposits as a percentage of total deposits was 24 percent at June 30, 2012, compared to 23 percent at year-end 2011. Demand deposits increased $62.2 million or 17 percent annualized since year-end 2011, with $28.1 million or 45 percent of this growth occurring during the second quarter.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.05 percent during the second quarter of 2012 compared to 4.23 percent for the second quarter of 2011. For the six-month periods ended June 30, net interest margin was 4.14 percent during 2012 and 4.21 percent during 2011. The ability to maintain a net interest margin above 4.00 percent has been a direct result of Heartland's pricing discipline. Also, positively affecting net interest margin was improvement in the level of nonperforming loans not covered under loss share agreements, which had balances of $44.8 million or 1.71 percent of total loans and leases at June 30, 2012, and $68.1 million or 2.90 percent of total loans and leases at June 30, 2011.

On a tax-equivalent basis, interest income in the second quarter of 2012 was $48.8 million compared to $49.9 million in the second quarter of 2011, a decrease of $1.1 million or 2 percent. For the first six months of 2012, interest income on a tax-equivalent basis was $98.7 million compared to $99.2 million during the same period in 2011, a decrease of $511 thousand or 1 percent. Even though average earning assets increased $270.3 million or 8 percent during the second quarter of 2012 compared to the second quarter of 2011 and $235.5 million or 7 percent during the first six months of 2012 compared to the same period in 2011, this growth did not cover the decline in interest income due to a decrease in the rates earned on these assets. The average interest rate earned on these assets was 5.07 percent during the second quarter of 2012 compared to 5.57 percent during the second quarter of 2011. For the first six months of the year, the average interest rate earned on these assets was 5.19 percent during 2012 compared to 5.57 percent during 2011. The declines in interest income were a result of the interest rates earned on the securities portfolio, which decreased 90 basis points during the quarter ended June 30, 2012, compared to the same quarter in 2011 and 63 basis points during the six months ended June 30, 2012, compared to the same six months in 2011.

Interest expense for the second quarter of 2012 was $9.9 million, a decrease of $2.1 million or 18 percent from $12.0 million in the second quarter of 2011. On a six-month comparative basis, interest expense decreased $4.3 million or 18 percent. Even though average interest bearing liabilities increased $135.1 million or 4 percent for the quarter ended June 30, 2012, as compared to the same quarter in 2011, and $102.9 million or 3 percent for the six-month period ended on June 30, 2012, as compared to the same six-month period in 2011, the total interest paid decreased as the average interest rate paid on Heartland's deposits and borrowings declined 34 basis points during the quarterly period under comparison and 33 basis points during the six-month period under comparison. Contributing to this improvement in interest expense was a change in the mix of deposits as average savings balances, the lowest cost interest bearing deposits, as a percentage of total average interest bearing deposits was 69 percent during both the second quarter and first six months of 2012 compared to 64 percent for both the second quarter and first six months of 2011. Additionally, the average interest rate paid on savings deposits was 0.40 percent during both the second quarter and first six months of 2012 compared to 0.62 percent during the second quarter and 0.64 percent during the first six months of 2011. Management continues to look for opportunities to reduce Heartland's funding costs. Certificates of deposit maturing within the next six months total $181.0 million at an average interest rate of 1.19 percent. Renewal rates have generally been ranging between 35 and 50 basis points.

Net interest income on a tax-equivalent basis totaled $39.0 million during the second quarter of 2012, an increase of $980 thousand or 3 percent from the $38.0 million recorded during the second quarter of 2011. For the first six months of 2012, net interest income on a tax-equivalent basis was $78.8 million, an increase of $3.8 million or 5 percent from the $75.0 million recorded during the first six months of 2011.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the quarters ended June 30, 2012 and 2011 (Dollars in thousands)
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$954,684	$5,026	2.12%	$1,081,753	$9,305	3.45%
Nontaxable(1)	272,561	4,029	5.95	167,630	2,763	6.61
Total securities	1,227,245	9,055	2.97	1,249,383	12,068	3.87
Interest bearing deposits	6,587	1	0.06	4,402	—	—
Federal funds sold	1,433	2	0.56	1,104	1	0.36
Loans and leases:
Commercial and commercial real estate(1)	1,881,836	25,199	5.39	1,728,649	25,222	5.85
Residential mortgage	290,702	3,322	4.60	186,034	2,483	5.35
Agricultural and agricultural real estate(1)	276,557	3,929	5.71	256,962	4,059	6.34
Consumer	226,295	5,793	10.30	215,723	5,004	9.30
Direct financing leases, net	304	4	5.29	720	10	5.57
Fees on loans	—	1,510	—	—	1,116	—
Less: allowance for loan and lease losses	(40,599)	—	—	(42,882)	—	—
Net loans and leases	2,635,095	39,757	6.07	2,345,206	37,894	6.48
Total earning assets	3,870,360	$48,815	5.07%	3,600,095	$49,963	5.57%
NONEARNING ASSETS	480,556			414,195
TOTAL ASSETS	$4,350,916			$4,014,290
INTEREST BEARING LIABILITIES
Savings	$1,726,357	$1,718	0.40%	$1,553,450	$2,406	0.62%
Time, $100,000 and over	255,701	1,195	1.88	266,036	1,546	2.33
Other time deposits	520,140	2,691	2.08	606,384	3,723	2.46
Short-term borrowings	260,523	224	0.35	201,246	225	0.45
Other borrowings	377,342	4,025	4.29	377,812	4,081	4.33
Total interest bearing liabilities	3,140,063	9,853	1.26%	3,004,928	11,981	1.60%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	789,095			633,490
Accrued interest and other liabilities	52,798			34,075
Total noninterest bearing liabilities	841,893			667,565
STOCKHOLDERS' EQUITY	368,960			341,797
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,350,916			$4,014,290
Net interest income(1)		$38,962			$37,982
Net interest spread(1)			3.81%			3.97%
Net interest income to total earning assets(1)			4.05%			4.23%
Interest bearing liabilities to earning assets	81.13%			83.47%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the six months ended June 30, 2012 and 2011 (Dollars in thousands)
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$987,956	$12,598	2.56%	$1,071,347	$18,526	3.49%
Nontaxable(1)	245,922	7,523	6.15	164,536	5,462	6.69
Total securities	1,233,878	20,121	3.28	1,235,883	23,988	3.91
Interest bearing deposits	5,205	1	0.04	4,392	1	0.05
Federal funds sold	790	2	0.51	718	1	0.28
Loans and leases:
Commercial and commercial real estate(1)	1,854,595	50,189	5.44	1,737,703	50,179	5.82
Residential mortgage	277,649	6,438	4.66	185,667	4,893	5.31
Agricultural and agricultural real estate(1)	271,660	7,862	5.82	254,980	7,899	6.25
Consumer	222,316	11,170	10.10	214,695	9,854	9.26
Direct financing leases, net	342	9	5.29	827	23	5.61
Fees on loans	—	2,905	—	—	2,370	—
Less: allowance for loan and lease losses	(38,901)	—	—	(42,876)	—	—
Net loans and leases	2,587,661	78,573	6.11	2,350,996	75,218	6.45
Total earning assets	3,827,534	$98,697	5.19%	3,591,989	$99,208	5.57%
NONEARNING ASSETS	461,807			420,088
TOTAL ASSETS	$4,289,341			$4,012,077
INTEREST BEARING LIABILITIES
Savings	$1,703,004	$3,381	0.40%	$1,553,372	$4,953	0.64%
Time, $100,000 and over	251,548	2,423	1.94	268,242	3,156	2.37
Other time deposits	526,647	5,575	2.13	610,033	7,592	2.51
Short-term borrowings	253,807	437	0.35	205,639	484	0.47
Other borrowings	375,696	8,086	4.33	370,493	8,017	4.36
Total interest bearing liabilities	3,110,702	19,902	1.29%	3,007,779	24,202	1.62%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	764,984			632,410
Accrued interest and other liabilities	49,353			34,481
Total noninterest bearing liabilities	814,337			666,891
STOCKHOLDERS' EQUITY	364,302			337,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,289,341			$4,012,077
Net interest income(1)		$78,795			$75,006
Net interest spread(1)			3.90%			3.95%
Net interest income to total earning assets(1)			4.14%			4.21%
Interest bearing liabilities to earning assets	81.27%			83.74%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was $3.0 million for the second quarter of 2012 compared to $3.8 million for the second quarter of 2011, an $845 thousand or 22 percent decrease, primarily as a result of reduced charge-offs and reductions in the level of nonperforming and substandard loans. For the first six months of 2012, provision for loan losses was $5.4 million compared to $13.9 million for the first six months of 2011, an $8.5 million or 61 percent reduction.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections in Heartland's Annual Report on Form 10-K for the year ended December 31, 2011, and this Quarterly Report on Form 10-Q. Heartland believes the allowance for loan and lease losses as of June 30, 2012, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the quarters and the six-month periods indicated.

(Dollars in thousands)	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$3,712	$3,599	$113	3%
Loan servicing income	3,056	1,298	1,758	135
Trust fees	2,660	2,656	4	—
Brokerage and insurance commissions	939	856	83	10
Securities gains, net	4,951	4,756	195	4
Gain on trading account securities, net	49	81	(32)	(40)
Impairment loss on securities	—	—	—	—
Gains on sale of loans	12,689	1,308	11,381	870
Valuation adjustment on mortgage servicing rights	(194)	—	(194)	—
Income on bank owned life insurance	267	331	(64)	(19)
Other noninterest income	149	(216)	365	(169)
TOTAL NONINTEREST INCOME	$28,278	$14,669	$13,609	93%

(Dollars in thousands)	Six Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$7,296	$6,960	$336	5%
Loan servicing income	4,816	2,847	1,969	69
Trust fees	5,273	5,135	138	3
Brokerage and insurance commissions	1,849	1,704	145	9
Securities gains, net	8,894	6,845	2,049	30
Gain on trading account securities, net	46	297	(251)	(85)
Impairment loss on securities	(981)	—	(981)	—
Gains on sale of loans	21,191	2,710	18,481	682
Valuation adjustment on mortgage servicing rights	(181)	—	(181)	—
Income on bank owned life insurance	749	734	15	2
Other noninterest income	2,714	45	2,669	5,931
TOTAL NONINTEREST INCOME	$51,666	$27,277	$24,389	89%

Noninterest income was $28.3 million during the second quarter of 2012 compared to $14.7 million during the second quarter of 2011, an increase of $13.6 million or 93 percent. For the six-month period ended June 30, noninterest income was $51.7 million in 2012 compared to $27.3 million in 2011, an increase of $24.4 million or 89 percent. The categories contributing most significantly to the improvement in noninterest income during both periods were loan servicing income and gains on sale of loans. Offsetting, in part, the increased securities gains was an impairment loss on securities recorded during the first quarter of 2012.

Service charges and fees increased $113 thousand or 3 percent during the quarters under comparison and $336 thousand or 5 percent during the six-month periods under comparison. Service charges on checking and savings accounts recorded during the second quarter of 2012 were $988 thousand compared to $805 thousand during the second quarter of 2011, an increase of $183 thousand or 23 percent. For the six months ended June 30, service charges on checking and savings accounts totaled $1.9 million during 2012 compared to $1.6 million during 2011, an increase of $276 thousand or 17 percent. Overdraft fees were $1.3 million during the second quarter of 2012 compared to $1.4 million during the second quarter of 2011, a decrease of $120 thousand or 9 percent. For the six months ended June 30, overdraft fees totaled $2.5 million during 2012 compared to $2.6 million during 2011, a decrease of $90 thousand or 3 percent. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.3 million during both the second quarter of 2012 and the second quarter of 2011. These same fees were $2.6 million during the first six months of 2012 compared to $2.4 million during the first six months of 2011, an increase of $141 thousand or 6 percent.

Loan servicing income increased $1.8 million or 135 percent for the second quarter of 2012 as compared to the second quarter of 2011 and $2.0 million or 69 percent for the first half of 2012 compared to the first half of 2011. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans and by the size of our residential mortgage origination operations. Mortgage servicing rights income was $2.6 million during the second quarter of 2012 compared to $616 thousand during the second quarter of 2011 and $4.6 million during the first six months of 2012 compared to $1.6 million during the first six months of 2011. Amortization of mortgage servicing rights was $1.1 million during the second quarter of 2012 compared to $808 thousand during the second quarter of 2011 and $2.8 million during the first six months of 2012 compared to $1.7 million during the first six months of 2011. Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $1.0 million during the second quarter of 2012 compared to $892 thousand during the second quarter of 2011. The portfolio of mortgage loans serviced for others by Heartland totaled $1.78 billion at June 30, 2012, compared to $1.45 billion at June 30, 2011.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters:

	As Of and For the Quarter Ended
(Dollars in thousands)	06/30/2012	03/31/2012	12/31/2011	09/30/2011	06/30/2011
Mortgage Servicing Fees	$1,037	$967	$932	$908	$892
Mortgage Servicing Rights Income	2,614	1,986	1,380	743	616
Mortgage Servicing Rights Amortization	(1,112)	(1,718)	(862)	(1,103)	(808)
Total Residential Mortgage Loan Servicing Income	$2,539	$1,235	$1,450	$548	$700
Valuation Adjustment on Mortgage Servicing Rights	$(194)	$13	$(19)	$—	$—
Gains On Sale of Loans	$12,689	$8,502	$5,473	$3,183	$1,308
Residential Mortgage Loans Originated	$374,743	$293,724	$253,468	$143,317	$111,575
Residential Mortgage Loans Sold	$360,743	$243,836	$208,494	$97,591	$65,812
Residential Mortgage Loan Servicing Portfolio	$1,776,912	$1,626,129	$1,541,417	$1,467,127	$1,446,527

Securities gains totaled $5.0 million during the second quarter of 2012 compared to $4.8 million during the second quarter of 2011. For the six-month comparative period, securities gains totaled $8.9 million during 2012 compared to $6.8 million during 2011. Volatility in the bond market provided opportunities to swap securities from one sector of the portfolio to another without significantly changing the duration of the portfolio. Offsetting, in part, the securities gains was an impairment loss on securities totaling $981 thousand recorded during the first quarter of 2012. The charge related to a decline in the credit quality of these securities. Management does not anticipate further declines on these or any other securities within the portfolio due to credit quality, but will continue to monitor the portfolio for any further declines. Based on its analysis, management believes it is prudent to continue to hold these securities as their economic value exceeds their market value.

Trading securities contributed a net gain of $49 thousand during the second quarter of 2012 compared to a net gain of $81 thousand during the second quarter of 2011. For the six-month period ended June 30, trading securities experienced a net gain of $46 thousand during 2012 compared to a net gain of $297 thousand during 2011. These changes were driven by overall market conditions.

Gains on sale of loans totaled $12.7 million during the second quarter of 2012 compared to $1.3 million during the second quarter of 2011. For the six-month period ended June 30, gains on sale of loans totaled $21.2 million during 2012 compared to $2.7 million during 2011. The volume of loans sold totaled $360.7 million during the second quarter of 2012, more than five times the $65.8 million sold during the second quarter of 2011. For the six months ended June 30, the volume of loans sold totaled $604.6 million during 2012 compared to $146.8 million during 2011. Most of the increase in volume was due to improved interest rates on home mortgages and to the expansion of Heartland's mortgage banking operations through its Heartland Mortgage and National Residential Mortgage operations. Pricing received on the sale of fixed rate residential mortgage loans into the secondary market improved through a bulk delivery method that was implemented during the second quarter of 2011, instead of an individual delivery method that had been used previously. At the same time, secondary market pricing began to be matched with origination pricing through the use of a software tool that assists in hedging the locked rate pipeline position. Heartland believes long term success in the mortgage banking business will depend on its ability to shift toward purchase originations, which will drive revenue when the refinance boom comes to an end. For the second quarter of 2012, refinancing activity represented 58 percent of the total mortgage originations.

Other noninterest income totaled $2.7 million during the first six months of 2012 compared to $45 thousand during the first six months of 2011. Included in other noninterest income during the first quarter of 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member.

Noninterest Expenses

The tables below show Heartland's noninterest expense for the quarters and six-month periods indicated.

(Dollars in thousands)	Three Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$25,384	$17,480	$7,904	45%
Occupancy	2,534	2,213	321	15
Furniture and equipment	1,517	1,360	157	12
Professional fees	3,961	3,053	908	30
FDIC insurance assessments	807	786	21	3
Advertising	1,304	1,113	191	17
Intangible assets amortization	122	144	(22)	(15)
Net loss on repossessed assets	1,307	2,511	(1,204)	(48)
Other noninterest expenses	4,523	3,683	840	23
TOTAL NONINTEREST EXPENSES	$41,459	$32,343	$9,116	28%

(Dollars in thousands)	Six Months Ended
	June 30, 2012	June 30, 2011	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$49,380	$35,666	$13,714	38%
Occupancy	5,016	4,599	417	9
Furniture and equipment	2,963	2,769	194	7
Professional fees	6,721	6,072	649	11
FDIC insurance assessments	1,671	2,131	(460)	(22)
Advertising	2,375	1,963	412	21
Intangible assets amortization	253	290	(37)	(13)
Net loss on repossessed assets	4,211	4,143	68	2
Other noninterest expenses	9,009	7,597	1,412	19
TOTAL NONINTEREST EXPENSES	$81,599	$65,230	$16,369	25%

For the second quarter of 2012, noninterest expense totaled $41.5 million, an increase of $9.1 million or 28 percent from the same quarter of 2011. For the six-month period ended June 30, noninterest expense totaled $81.6 million in 2012 compared to $65.2 million in 2011, a $16.4 million or 25 percent increase.

The largest component of noninterest expense, salaries and employee benefits, increased $7.9 million or 45 percent during the second quarter of 2012 compared to the second quarter of 2011 and $13.7 million or 38 percent during the first six months of 2012 compared to the first six months of 2011. A large portion of these increases resulted from the expansion of residential loan origination and the addition of personnel in the Heartland Mortgage and National Residential Mortgage unit. Full-time equivalent employees totaled 1,321 on June 30, 2012, compared to 1,078 on June 30, 2011.

Professional fees increased $908 thousand or 30 percent during the second quarter of 2012 compared to the second quarter of 2011 and $649 thousand or 11 percent during the first six months of 2012 compared to the same six months in 2011. These increases were primarily associated with the workout and disposition of nonperforming assets and the services provided to Heartland by third-party consultants.

FDIC insurance assessments decreased $460 thousand or 22 percent during the first six months of 2012 compared to the first six months of 2011, primarily associated with a change in the FDIC assessment rates that became effective April 1, 2011. These new rates are based upon total assets minus tangible equity of the insured bank instead of total deposits.

Net losses on repossessed assets totaled $1.3 million during the second quarter of 2012 compared to $2.5 million during the second quarter of 2011. For the six-month period ended on June 30, net losses on repossessed assets totaled $4.2 million during 2012 compared to $4.1 million during 2011. A majority of these losses resulted from valuation adjustments due to reductions in real estate values.

Other noninterest expenses increased $840 thousand or 23 percent during the second quarter of 2012 compared to the second quarter of 2011 and $1.4 million or 19 percent during the first six months of 2012 compared to the first six months of 2011.
A portion of these increases was attributable to the ramp up of our mortgage origination operations. Included in noninterest expenses are provisions to a reserve for the potential buyback of residential mortgage loans which amounted to $363 thousand during the second quarter of 2012 and $663 thousand during the first six months of 2012. Also included in the first quarter 2012 other noninterest expenses was a $302 thousand charge for an early payment obligation ($238 thousand) and remaining unamortized issuance costs ($64 thousand) due to the early redemption of $5.0 million of trust preferred securities. The first quarter of 2011 noninterest expenses included a $403 thousand writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale.

Income Taxes

Heartland's effective tax rate was 33.19 percent for the first six months of 2012 compared to 29.65 percent for the first six months of 2011. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $399 thousand during the first six months of both 2012 and 2011. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 15.86 percent during the first six months of 2012 compared to 24.26 percent during the first six months of 2011. The tax-equivalent adjustment for this tax-exempt interest income was $3.4 million during the first six months of 2012 compared to $2.7 million during the first six months of 2011.

FINANCIAL CONDITION

Total assets were $4.43 billion at June 30, 2012, an increase of $122.6 million since December 31, 2011, with $114.8 million of this growth occurring in the second quarter.

Lending Activities

Total loans and leases held to maturity were $2.63 billion at June 30, 2012, compared to $2.48 billion at year-end 2011, an increase of $148.3 million or 12 percent annualized, with $97.2 million or 66 percent of this growth occurring during the second quarter. Commercial and commercial real estate loans, which totaled $1.90 billion at June 30, 2012, increased $94.5 million or 10 percent annualized since year-end 2011, with $61.4 million or 65 percent of this growth occurring in the second quarter. Residential mortgage loans, which totaled $220.1 million at June 30, 2012, increased $25.6 million or 26 percent annualized since year-end 2011, with $17.2 million of this growth occurring in the second quarter. Agricultural and agricultural real estate loans, which totaled $279.3 million at June 30, 2012, increased $16.3 million or 12 percent annualized since year-end 2011, with $8.6 million of this growth occurring in the second quarter. Consumer loans, which totaled $230.6 million at June 30, 2012, increased $10.5 million or 10 percent annualized since year-end 2011, with $8.2 million of the growth occurring during the second quarter.

Heartland is focused on providing affordable credit to small commercial and agricultural clients, and participation in the Small Business Lending Fund ("SBLF") provides an additional incentive to employ these funds to support expansion of programs for small businesses at all of Heartland's subsidiary banks. The initial 5.00 percent dividend rate payable on the preferred stock issued to the U.S. Treasury under the SBLF is subject to reduction during the second to tenth quarter after issuance (through December 31, 2013) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00 percent if QSBL increases by ten percent or more over that period. Heartland's baseline amount was determined to be $923.0 million, which would require growth in QSBL of $92.3 million to have the dividend rate paid to the U.S. Treasury reduced to 1.00 percent. Any reduction in the dividend rate paid to the U.S. Treasury does not begin until QSBL has grown by more than 2.5 percent over the baseline. Through June 30, 2012, Heartland's QSBL had grown by $86.2 million or 9.3 percent, qualifying Heartland for a 2.00 percent dividend rate on the $81.7 million preferred stock issued to the U.S. Treasury, for the fourth quarter of 2012.

The table below presents the composition of the loan portfolio as of June 30, 2012, and December 31, 2011:

LOAN PORTFOLIO (Dollars in thousands)
	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$667,251	25.33%	$645,666	25.95%
Commercial real estate	1,236,745	46.95	1,163,784	46.79
Agricultural and agricultural real estate	279,285	10.60	262,975	10.57
Residential mortgage	220,084	8.36	194,436	7.82
Consumer	230,594	8.75	220,099	8.85
Lease financing, net	290	0.01	450	0.02
Gross loans and leases receivable held to maturity	2,634,249	100.00%	2,487,410	100.00%
Unearned discount	(1,382)		(2,463)
Deferred loan fees	(3,270)		(3,663)
Total net loans and leases receivable held to maturity	2,629,597		2,481,284
Loans covered under loss share agreements:
Commercial and commercial real estate	$4,497	47.00%	$6,380	47.80%
Agricultural and agricultural real estate	858	8.97	1,659	12.43
Residential mortgage	3,309	34.59	4,158	31.15
Consumer	903	9.44	1,150	8.62
Total loans covered under loss share agreements	9,567	100.00%	13,347	100.00%
Allowance for loan and lease losses	(41,439)		(36,808)
Loans and leases receivable, net	$2,597,725		$2,457,823

Loans and leases secured by real estate, either fully or partially, totaled $1.83 billion or 72 percent of total loans and leases at June 30, 2012. Of the non-farm, nonresidential loans, 59 percent are owner occupied. The largest categories within Heartland's real estate secured loans at June 30, 2012, and December 31, 2011, are listed below:

LOANS SECURED BY REAL ESTATE (Dollars in thousands)
	June 30, 2012	December 31, 2011
Residential real estate, excluding residential construction and residential lot loans	$481,423	$426,736
Industrial, manufacturing, business and commercial	199,487	199,487
Agriculture	187,862	200,204
Retail	172,489	161,795
Office	145,650	136,826
Land development and lots	115,079	129,783
Hotel, resort and hospitality	109,057	111,550
Food and beverage	75,700	73,196
Multi-family	81,902	66,063
Warehousing	67,145	62,973
Residential construction	38,151	37,685
Health services	34,558	23,803
All other	119,633	111,999
Total loans secured by real estate	$1,828,136	$1,742,100

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

The allowance for loan and lease losses at June 30, 2012, was 1.58 percent of loans and leases and 92.40 percent of nonperforming loans compared to 1.48 percent of loans and leases and 64.09 percent of nonperforming loans at December 31, 2011, and 1.73 percent of loans and leases and 59.61 percent of nonperforming loans at June 30, 2011.

Nonperforming loans, exclusive of those covered under loss sharing agreements, were $44.8 million or 1.71 percent of total loans and leases at June 30, 2012, compared to $57.4 million or 2.31 percent of total loans and leases at December 31, 2011, and $68.1 million or 2.90 percent of total loans and leases at June 30, 2011. Approximately 42 percent, or $18.7 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 9 borrowers, are primarily concentrated in Heartland's banks serving the Western states, with $6.8 million originated by Arizona Bank & Trust, $3.4 million originated by Rocky Mountain Bank, $4.2 million originated by Wisconsin Bank & Trust (formerly known as Wisconsin Community Bank), $2.5 million originated by New Mexico Bank & Trust and $1.8 million originated by Galena State Bank and Trust Company. The portion of Heartland's nonperforming loans covered by government guarantees was $2.0 million at June 30, 2012. As identified using the North American Industry Classification System (NAICS), $8.4 million of nonperforming loans with individual balances exceeding $1.0 million was for lot and land development and the remaining $10.3 million was distributed among seven other industry categories.

Other real estate owned was $37.9 million at June 30, 2012, compared to $38.9 million at March 31, 2012, and $44.4 million at December 31, 2011. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During 2012, $5.9 million of other real estate owned was sold during the second quarter and $18.3 million during the first six months.

Net charge-offs on loans during the second quarter of 2012 were $923 thousand compared to $6.5 million during the second quarter of 2011.

Delinquencies in each of the loan portfolios continue to be well-managed and no significant adverse trends were identified during the second quarter of 2012. Loans delinquent 30 to 89 days were 0.46 percent of total loans at June 30, 2012, compared to 0.55 percent at March 31, 2012, 0.23 percent at December 31, 2011, 0.54 percent at September 30, 2011, and 0.60 percent at

June 30, 2011.

It is too early to estimate the impact this year's drought will have on Heartland's agricultural loan portfolio, which totaled $279.3 million at June 30, 2012. While well diversified within this portfolio, a drought-damaged crop will impact most agricultural segments. Grain operations will see reduced income from lower yields, livestock producers will see increased costs for feed, and dairy operations wil not only see increased costs for feed but also may suffer reduced income due to the heat stress on their dairy herds. Most of our grain producers carry crop insurance that will protect them from a catastrophic loss, but will not be sufficient to protect their expected profit. Most of our larger livestock operations also forward contract feed costs to protect from rising costs. Recent rains in the Midwest have been beneficial, but not sufficient to ward off the damage that has already occurred.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$36,808	$42,693
Provision for loan and lease losses	5,354	13,854
Recoveries on loans and leases previously charged off	3,139	2,261
Charge-offs on loans and leases not covered by loss share agreements	(3,827)	(17,861)
Charge-offs on loans and leases covered by loss share agreements	(35)	(345)
Balance at end of period	$41,439	$40,602
Annualized ratio of net charge offs to average loans and leases	0.11%	2.69%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	June 30,		December 31,
	2012	2011	2011	2010
Not covered under loss share agreements:
Nonaccrual loans and leases	$44,845	$68,110	$57,435	$90,512
Loan and leases contractually past due 90 days or more	—	—	—	85
Total nonperforming loans and leases	44,845	68,110	57,435	90,597
Other real estate	37,709	38,642	43,506	31,731
Other repossessed assets	465	188	648	302
Total nonperforming assets not covered under loss share agreements	$83,019	$106,940	$101,589	$122,630
Covered under loss share agreements:
Nonaccrual loans and leases	$2,862	$4,480	$3,345	$4,901
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	2,862	4,480	3,345	4,901
Other real estate	232	433	881	271
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$3,094	$4,913	$4,226	5,172
Performing troubled debt restructured loans (1)	$24,715	$31,246	$25,704	$23,719
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	1.71%	2.90%	2.31%	3.86%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	3.11%	4.47%	4.02%	5.16%
Nonperforming assets not covered under loss share agreements to total assets	1.87%	2.67%	2.36%	3.07%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the second quarter of 2012 and the first six months of 2012:

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2012	$53,129	$38,934	$710	$92,773
Loan foreclosures	(5,853)	5,840	13	—
Net loan recoveries	(923)	—	—	(923)
New nonperforming loans	5,600	—	—	5,600
Reduction of nonperforming loans(1)	(4,246)	—	—	(4,246)
OREO/Repossessed sales proceeds	—	(6,175)	(279)	(6,454)
OREO/Repossessed assets writedowns, net	—	(658)	(104)	(762)
Net activity at Citizens Finance Co.	—	—	125	125
June 30, 2012	$47,707	$37,941	$465	$86,113

(1) Includes principal reductions and transfers to performing status.

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2011	$60,780	$44,387	$648	$105,815
Loan foreclosures	(14,639)	14,562	77	—
Net loan recoveries	(723)	—	—	(723)
New nonperforming loans	8,955	—	—	8,955
Reduction of nonperforming loans(1)	(6,666)	—	—	(6,666)
OREO/Repossessed sales proceeds	—	(18,241)	(344)	(18,585)
OREO/Repossessed assets writedowns, net	—	(2,767)	(112)	(2,879)
Net activity at Citizens Finance Co.	—	—	196	196
June 30, 2012	$47,707	$37,941	$465	$86,113

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 30 percent of total assets at June 30, 2012, compared to 31 percent at December 31, 2011. Total available for sale securities as of June 30, 2012, were $1.27 billion, an increase of $6.6 million or less than 1 percent since December 31, 2011.

The composition of the securities portfolio changed slightly as a larger portion of the securities sales were in the lower-yielding U.S. government corporations and agency securities. The percentage of mortgage-backed securities to total securities was 62 percent at June 30, 2012, compared to 63 percent at year-end 2011. Approximately 84 percent of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at June 30, 2012. Heartland's securities portfolio had an expected duration of 3.88 years as of June 30, 2012.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of June 30, 2012, and December 31, 2011:

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$48,657	3.66%	$107,147	8.08%
Mortgage-backed securities	824,792	61.96	834,185	62.88
Obligation of states and political subdivisions	411,400	30.91	335,799	25.31
Other securities	46,239	3.47	49,461	3.73
Total securities	$1,331,088	100.00%	$1,326,592	100.00%

Deposits And Borrowed Funds

Total deposits were $3.33 billion at June 30, 2012, compared to $3.21 billion at year-end 2011, an increase of $124.8 million or 8 percent annualized, with $59.1 million or 47 percent of the growth occurring during the second quarter. The composition of Heartland's deposits continues to improve as no cost demand deposits as a percentage of total deposits were 24 percent at June 30, 2012, compared to 23 percent at year-end 2011. Demand deposits increased $62.2 million or 17 percent annualized since year-end 2011, with $28.1 million or 45 percent of this growth occurring during the second quarter. Savings deposits increased $56.0 million or 7 percent annualized since December 31, 2011, with $2.8 million or 5 percent of this growth occurring during the second quarter. Certificates of deposit, exclusive of brokered deposits, decreased $3.8 million or 1 percent annualized since year-end 2011, although, during the second quarter of 2012, certificates of deposit increased $18.2 million, due primarily to additional deposits from a few public entities in the Dubuque, Iowa market. As a percentage of total deposits, certificates of deposit remained below 25 percent at June 30, 2012.

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term

FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of June 30, 2012, the amount of short-term borrowings was $249.5 million compared to $270.1 million at year-end 2011, a decrease of $20.6 million or 8 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $209.6 million at June 30, 2012, compared to $253.5 million at December 31, 2011, a decrease of $43.9 million or 17 percent.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide working capital to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $10.0 million at any one time. There was no balance outstanding on these revolving credit lines at both June 30, 2012, and December 31, 2011.

As of June 30, 2012, the amount of other borrowings was $377.5 million, an increase of $4.7 million or 1 percent since year-end 2011. Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. Heartland continues to have a $15.0 million amortizing term loan with an unaffiliated bank. In January 2012, Heartland issued an additional $10.0 million of senior notes to two of the accredited investors that had purchased senior notes in 2011. Additionally, maturities on a portion of the existing senior notes were extended such that $17.5 million remained at the original maturity date of December 1, 2015, $7.0 million will mature on each of February 1, 2017, and February 1, 2018, and $6.0 million will mature on February 1, 2019. The senior notes are unsecured and bear interest at 5.00 percent per annum payable quarterly. A portion of the additional senior notes was used to redeem $5.0 million of trust preferred securities.

Other borrowings also include structured wholesale repurchase agreements, which totaled $85.0 million at both June 30, 2012, and December 31, 2011. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60 percent. The prepayment obligation of $238 thousand and the remaining unamortized issuance costs of $64 thousand were expensed upon redemption. A schedule of Heartland's trust preferred offerings outstanding as of June 30, 2012, is as follows:

(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of June 30, 2012(1)	Maturity Date	Callable Date
20,000	10/10/2003	8.25%	8.25%	10/10/2033	9/30/2012
25,000	3/17/2004	2.75% over Libor	3.22%(2)	3/17/2034	9/17/2012
20,000	1/31/2006	1.33% over Libor	1.80%(3)	4/7/2036	7/7/2012
20,000	6/21/2007	6.75%	6.75%	9/15/2037	9/15/2012
20,000	6/26/2007	1.48% over Libor	1.95%(4)	9/1/2037	9/1/2012
$105,000

(1) Effective weighted average interest rate as of June 30, 2012, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2) Effective interest rate as of June 30, 2012, was 5.33% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

(3) Effective interest rate as of June 30, 2012, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

(4) Effective interest rate as of June 30, 2012, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

Also in other borrowings are the borrowings by the bank subsidiaries from the Federal Home Loan Bank ("FHLB") of which they are a member. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings totaled $142.1 million at June 30, 2012, and $132.3 million at December 31, 2011. Total FHLB borrowings at June 30, 2012, had an average rate of 3.02 percent and an average maturity of 2.63 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.49 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2012, and December 31, 2011, commitments to extend credit aggregated $810.5 million and $765.8 million, and standby letters of credit aggregated $38.2 million and $49.1 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2011. Except for the funding obligations under the merger agreement referenced below, there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On August 2, 2012, Heartland announced that it had entered into a definitive merger agreement with First Shares, Inc. ("FSI"), the parent company of First National Bank of Platteville in Platteville, Wisconsin. Under the terms of the agreement, the outstanding shares of FSI will be converted into a combination of cash and shares of Heartland common stock, with the aggregate purchase price, estimated at $11.0 million, to be based upon the financial position of FSI prior to closing. The stock consideration is expected to be approximately 60 percent of the purchase price. Simultaneous with the closing of the transaction, First National Bank will be merged into Heartland's Wisconsin Bank & Trust subsidiary. Heartland expects to close on this transaction during the fourth quarter of 2012.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	June 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios (1)
Tier 1 capital	$444,754	13.95%	$427,145	14.08%
Tier 1 capital minimum requirement	127,516	4.00%	121,357	4.00%
Excess	$317,238	9.95%	$305,788	10.08%
Total capital	$514,880	16.15%	$481,513	15.87%
Total capital minimum requirement	255,032	8.00%	242,715	8.00%
Excess	$259,848	8.15%	$238,798	7.87%
Total risk-adjusted assets	$3,187,904		$3,033,935
Leverage Capital Ratios (2)
Tier 1 capital	$444,754	10.28%	$427,145	10.24%
Tier 1 capital minimum requirement (3)	172,981	4.00%	166,865	4.00%
Excess	$271,773	6.28%	$260,280	6.24%
Average adjusted assets (less goodwill and other intangible assets)	$4,324,526		$4,171,625

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

Operating activities provided cash of $18.3 million during the first six months of 2012 compared to $37.1 million during the first six months of 2011. The biggest contributor to this change was activity in loans originated for sale which used cash of $19.8 million during the first six months of 2012 compared to $8.1 million during the first six months of 2011.

Investing activities used cash of $168.4 million during the first six months of 2012 compared to providing cash of $57.5 million during the first six months of 2011. A net increase in loans and leases used cash of $159.9 million during the first six months of 2012 compared to $22.8 million during the first six months of 2011. Additionally, purchases of securities used cash of $517.8 million during the first six months of 2012 compared to $408.3 million during the first six months of 2011 while the proceeds from securities sales, paydowns and maturities was $503.0 million during the first six months of 2012 compared to $487.0 million during the first six months of 2011.

Financing activities provided cash of $103.1 million during the first six months of 2012 compared to using cash of $8.8 million during the first six months of 2011. A net increase in deposit accounts provided cash of $124.8 million during the first six months of 2012 compared to $46.6 million during the same six months of 2011. Activity in short-term borrowings used cash of $20.6 million during the first six months of 2012 compared to $67.8 million during the first six months of 2011. Cash proceeds from other borrowings were $10.7 million during the first six months of 2012 compared to $18.1 million during the first six months of 2011. Repayment of other borrowings used cash of $6.0 million during the first six months of 2012 compared to $1 million during the first six months of 2011.

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

At June 30, 2012, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on June 30, 2012.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first six months of 2012.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2012, and June 30, 2011, provided the following results:

	2012		2011
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$145,282	(0.27)%	$140,692	0.46%
Base	$145,669		$140,046
Up 200 Basis Points	$143,769	(1.30)%	$136,281	(2.69)%
Year 2
Down 100 Basis Points	$141,730	(2.70)%	$132,057	(5.70)%
Base	$145,504	(0.11)%	$135,590	(3.18)%
Up 200 Basis Points	$149,863	2.88%	$137,230	(2.01)%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $379 thousand at June 30, 2012, and $333 thousand at December 31, 2011, and in both cases were less than 1 percent of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the first six months of 2012 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2011 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K for disclosures regarding the risks and uncertainties related to Heartland's business.

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
Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of those assets. As of June 30, 2012, Heartland had $9.6 million of loans and $232 thousand of other real estate owned, or a total of $9.8 million (0.2 percent of total assets), covered by loss share agreements with the FDIC.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended June 30, 2012, of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
04/01/12-04/30/12	0	$—	0	$6,942,555
05/01/12-05/31/12	31,254	$19.34	31,254	$6,565,925
06/01/12-06/30/12	0	—	0	$8,549,232
Total:	31,254	$19.34	31,254	N/A

(1)
Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. During participation in the Treasury's Capital Purchase Program, which was terminated on September 15, 2011, Heartland was prohibited from any repurchase, redemption, or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

In April 2012, Rocky Mountain Bank was released from the informal agreements it had entered into with the FDIC in the fall of 2009.

On July 13, 2012, Heartland completed the purchase of three retail banking offices from Liberty Bank, FSB in its Dubuque, Iowa market. The purchase was completed through Heartland's Dubuque Bank and Trust Company subsidiary. It included deposits of approximately $54 million and loans of $10 million.

On August 2, 2012, Heartland announced that it had entered into a definitive merger agreement with First Shares, Inc. ("FSI"), the parent company of First National Bank of Platteville in Platteville, Wisconsin. Under the terms of the agreement, the outstanding shares of FSI will be converted into a combination of cash and shares of Heartland common stock, with the aggregate purchase price, estimated at $11.0 million, to be based upon the financial position of FSI prior to closing. The stock consideration is expected to be approximately 60 percent of the purchase price. Simultaneous with the closing of the transaction, First National Bank will be merged into Heartland's Wisconsin Bank & Trust subsidiary. The First National Bank of Platteville had total assets of approximately $130 million and deposits of approximately $114 million at June 30, 2012. Heartland expects to close on this transaction during the fourth quarter of 2012. In connection with the transaction, Heartland will file a registration statement with the SEC that will include a proxy statement/prospectus to be used by FSI at the special meeting it will call to approve the merger.

ITEM 6. EXHIBITS

Exhibits

4.1
Amended and Restated Rights Agreement, dated January 17, 2012, between Heartland Financial USA, Inc. and Dubuque Bank and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement of Form 8-A filed on May 17, 2012).

10.1(1)
Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Restricted Stock Unit Agreement for awards granted in January 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2012).

10.2(1)
Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in January 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2012).

10.3(1)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on May 17, 2012).

10.4(1)
Form of Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on May 17, 2012).

10.5(1)
Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 21, 2012).

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

Dated: August 9, 2012