Form 10-Q/A
period 2012-03-31
HEARTLAND FINANCIAL USA INC
filed 2012-08-15
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Heartland Financial USA, Inc. (the Registrant) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 9, 2012, solely to amend Item 2 of Part II. The table providing information about purchases by the Registrant during the quarter ended March 31, 2012, of its common stock was inadvertently excluded from the original filing.

This Form 10-Q/A includes only the Cover Page to this Form 10-Q/A, this Explanatory Note, Part II Item 2, as amended, the Signature Page and Exhibits 31.1, 31.2, 32.1 and 32.2. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

PART II

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended March 31, 2012, of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
01/01/12-01/31/12	0	$—	0	$6,209,692
02/01/12-02/29/12	0	$—	0	$5,943,344
03/01/12-03/31/12	15,021	$16.05	15,021	$6,500,211
Total:	15,021	$16.05	15,021	N/A

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

Dated: August 15, 2012