Form 10-Q
period 2012-09-30
HEARTLAND FINANCIAL USA INC
filed 2012-11-09
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 7, 2012, the Registrant had outstanding 16,510,097 shares of common stock, $1.00 par value per share.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2012
	(Unaudited)	December 31, 2011
ASSETS
Cash and due from banks	$185,412	$126,680
Federal funds sold and other short-term investments	5,714	3,154
Cash and cash equivalents	191,126	129,834
Securities:
Trading, at fair value	216	333
Available for sale, at fair value (cost of $1,237,015 at September 30, 2012, and $1,242,460 at December 31, 2011)	1,276,302	1,267,999
Held to maturity, at cost (fair value of $55,588 at September 30, 2012, and $57,486 at December 31, 2011)	55,564	58,260
Loans held for sale	99,429	53,528
Loans and leases receivable:
Held to maturity	2,647,959	2,481,284
Loans covered by loss share agreements	8,511	13,347
Allowance for loan and lease losses	(40,401)	(36,808)
Loans and leases receivable, net	2,616,069	2,457,823
Premises, furniture and equipment, net	120,334	110,206
Other real estate, net	36,139	44,387
Goodwill	26,590	25,909
Other intangible assets, net	15,612	12,960
Cash surrender value on life insurance	72,853	67,084
FDIC indemnification asset	1,238	1,343
Other assets	81,725	75,392
TOTAL ASSETS	$4,593,197	$4,305,058
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$877,790	$737,323
Savings	1,809,776	1,678,154
Time	815,470	794,636
Total deposits	3,503,036	3,210,113
Short-term borrowings	245,308	270,081
Other borrowings	377,536	372,820
Accrued expenses and other liabilities	72,571	99,151
TOTAL LIABILITIES	4,198,451	3,952,165
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,611,671 shares)	16,612	16,612
Capital surplus	45,630	43,333
Retained earnings	230,633	198,182
Accumulated other comprehensive income	19,871	12,147
Treasury stock at cost (106,430 shares at September 30, 2012, and 126,881 shares at December 31, 2011)	(2,350)	(1,754)
TOTAL STOCKHOLDERS' EQUITY	392,094	350,218
Noncontrolling interest	2,652	2,675
TOTAL EQUITY	394,746	352,893
TOTAL LIABILITIES AND EQUITY	$4,593,197	$4,305,058

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
INTEREST INCOME:
Interest and fees on loans and leases	$39,208	$37,393	$116,989	$111,839
Interest on securities:
Taxable	4,452	8,051	17,050	26,577
Nontaxable	2,896	2,145	7,786	5,695
Interest on federal funds sold	—	2	1	3
Interest on interest bearing deposits in other financial institutions	3	—	5	1
TOTAL INTEREST INCOME	46,559	47,591	141,831	144,115
INTEREST EXPENSE:
Interest on deposits	5,504	7,028	16,883	22,729
Interest on short-term borrowings	215	205	652	689
Interest on other borrowings	4,028	4,123	12,114	12,140
TOTAL INTEREST EXPENSE	9,747	11,356	29,649	35,558
NET INTEREST INCOME	36,812	36,235	112,182	108,557
Provision for loan and lease losses	(502)	7,727	4,852	21,581
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	37,314	28,508	107,330	86,976
NONINTEREST INCOME:
Service charges and fees	3,944	3,657	11,240	10,617
Loan servicing income	3,016	1,081	7,832	3,928
Trust fees	2,667	2,384	7,940	7,519
Brokerage and insurance commissions	908	918	2,757	2,622
Securities gains, net	5,212	2,085	14,106	8,930
Gain (loss) on trading account securities	(163)	(83)	(117)	214
Impairment loss on securities	—	—	(981)	—
Gains on sale of loans	13,750	3,183	34,941	5,893
Valuation adjustment on mortgage servicing rights	(493)	—	(674)	—
Income on bank owned life insurance	382	208	1,131	942
Other noninterest income	543	(171)	3,257	(126)
TOTAL NONINTEREST INCOME	29,766	13,262	81,432	40,539
NONINTEREST EXPENSES:
Salaries and employee benefits	27,064	17,736	76,444	53,402
Occupancy	2,596	2,396	7,612	6,995
Furniture and equipment	1,541	1,392	4,504	4,161
Professional fees	4,217	3,110	10,938	9,182
FDIC insurance assessments	811	798	2,482	2,929
Advertising	1,183	1,191	3,558	3,154
Intangible assets amortization	146	141	399	431
Net loss on repossessed assets	3,775	1,409	7,986	5,552
Other noninterest expenses	5,826	3,690	14,835	11,287
TOTAL NONINTEREST EXPENSES	47,159	31,863	128,758	97,093
INCOME BEFORE INCOME TAXES	19,921	9,907	60,004	30,422
Income taxes	6,338	2,549	19,642	8,631
NET INCOME	13,583	7,358	40,362	21,791
Net (income) loss available to noncontrolling interest, net of tax	4	(20)	23	5
NET INCOME ATTRIBUTABLE TO HEARTLAND	13,587	7,338	40,385	21,796
Preferred dividends and discount	(949)	(3,947)	(2,991)	(6,619)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,638	$3,391	$37,394	$15,177
EARNINGS PER COMMON SHARE - BASIC	$0.77	$0.21	$2.27	$0.92
EARNINGS PER COMMON SHARE - DILUTED	$0.75	$0.20	$2.24	$0.92
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
NET INCOME	$13,583	$7,358	$40,362	$21,791
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities available for sale	17,908	11,841	26,873	25,320
Reclassification adjustment for net gains realized in net income	(5,212)	(2,085)	(13,125)	(8,930)
Net change in non-credit related other than temporary impairment	24	—	(636)	—
Income taxes	(4,788)	(3,662)	(4,949)	(6,165)
Other comprehensive income on securities available for sale	7,932	6,094	8,163	10,225
Derivatives used in cash flow hedging relationships:
Unrealized loss on derivatives	(770)	(3,004)	(2,223)	(4,972)
Reclassification adjustment for net losses on derivatives realized in net income	501	593	1,486	1,485
Income taxes	103	903	275	1,301
Other comprehensive income (loss) on cash flow hedges	(166)	(1,508)	(462)	(2,186)
Other comprehensive income	7,766	4,586	7,701	8,039
Comprehensive income	21,349	11,944	48,063	29,830
Less: comprehensive (income) loss attributable to noncontrolling interest	4	(20)	23	5
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$21,353	$11,924	$48,086	$29,835

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,362	$21,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,401	5,712
Provision for loan and lease losses	4,852	21,581
Net amortization of premium on securities	16,348	10,555
Securities gains, net	(14,106)	(8,930)
(Increase) decrease in trading account securities	117	(214)
Impairment loss on securities	981	—
Stock based compensation	1,611	929
Loss on sale of OREO and other repossessed property	5,862	3,824
Loans originated for sale	(1,103,278)	(232,173)
Proceeds on sales of loans held for sale	1,092,318	250,691
Net gains on sales of loans held for sale	(34,941)	(5,893)
Increase in accrued interest receivable	(2,298)	(488)
Decrease in prepaid expenses	3,037	2,368
Decrease in accrued interest payable	(626)	(1,392)
Valuation adjustment on mortgage servicing rights	674	—
Other, net	122	5,386
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,436	73,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	488,350	412,609
Proceeds from the maturity of and principal paydowns on securities available for sale	230,868	224,404
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,414	1,256
Purchase of securities available for sale	(760,281)	(682,190)
Net increase in loans and leases	(173,818)	(96,939)
Purchase of bank owned life insurance policies	(4,571)	(3,140)
Capital expenditures	(13,817)	(4,634)
Net cash and cash equivalents received in acquisition	41,939	—
Proceeds on sale of OREO and other repossessed assets	23,143	12,913
NET CASH USED BY INVESTING ACTIVITIES	(166,773)	(135,721)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	250,433	207,723
Net decrease in time deposit accounts	(10,903)	(68,157)
Net decrease in short-term borrowings	(24,773)	(62,665)
Proceeds from other borrowings	11,103	18,549
Repayments of other borrowings	(6,387)	(5,100)
Proceeds from issuance of preferred stock	—	81,698
Redemption of preferred stock	—	(81,698)
Redemption of warrants	—	(1,800)
Purchase of treasury stock	(2,485)	(305)
Proceeds from issuance of common stock	2,401	1,003
Excess tax benefits on exercised stock options	174	85
Dividends paid	(7,934)	(8,326)
NET CASH PROVIDED BY FINANCING ACTIVITIES	211,629	81,007
Net increase in cash and cash equivalents	61,292	19,033
Cash and cash equivalents at beginning of year	129,834	62,572
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$191,126	$81,605
Supplemental disclosures:
Cash paid for income/franchise taxes	$8,136	$3,298
Cash paid for interest	$30,275	$36,950
Loans transferred to OREO	$20,192	$27,445
Purchases of securities available for sale, accrued, not paid	$11,435	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Comprehensive income				21,796	8,044		(5)	29,835
Sale of noncontrolling interest							18	18
Cumulative preferred dividends accrued and discount accretion	3,215			(3,215)				—
Repurchase of Series B preferred stock and warrants	(81,698)		(1,800)					(83,498)
Issuance of Series C preferred stock	81,698							81,698
Cash dividends declared:
Preferred, $37.50 per share				(3,404)				(3,404)
Common, $0.30 per share				(4,922)				(4,922)
Purchase of 49,298 shares of common stock						(305)		(305)
Issuance of 66,680 shares of common stock			(606)			1,694		1,088
Commitments to issue common stock			929					929
Balance at September 30, 2011	$81,698	$16,612	$43,151	$194,780	$16,561	$(2,285)	$2,706	$353,223
Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				40,385	7,724		(23)	48,086
Cash dividends declared:
Preferred, $36.60 per share				(2,989)				(2,989)
Common, $0.30 per share				(4,945)				(4,945)
Purchase of 113,438 shares of common stock						(2,485)		(2,485)
Issuance of 133,889 shares of common stock			686			1,889		2,575
Commitments to issue common stock			1,611					1,611
Balance at September 30, 2012	$81,698	$16,612	$45,630	$230,633	$19,871	$(2,350)	$2,652	$394,746

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2012, are not necessarily indicative of the results expected for the year ending December 31, 2012.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2012 and 2011, are shown in the table below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	September 30, 2012	September 30, 2011
Net income attributable to Heartland	$13,587	$7,338
Preferred dividends and discount	(949)	(3,947)
Net income available to common stockholders	$12,638	$3,391
Weighted average common shares outstanding for basic earnings per share	16,474	16,444
Assumed incremental common shares issued upon exercise of stock options	272	141
Weighted average common shares for diluted earnings per share	16,746	16,585
Earnings per common share — basic	$0.77	$0.21
Earnings per common share — diluted	$0.75	$0.20
Number of antidilutive stock options excluded from diluted earnings per share computation	446	522

	Nine Months Ended
(Dollars and number of shares in thousands, except per share data)	September 30, 2012	September 30, 2011
Net income attributable to Heartland	$40,385	$21,796
Preferred dividends and discount	(2,991)	(6,619)
Net income available to common stockholders	$37,394	$15,177
Weighted average common shares outstanding for basic earnings per share	16,484	16,428
Assumed incremental common shares issued upon exercise of stock options	246	141
Weighted average common shares for diluted earnings per share	16,730	16,569
Earnings per common share — basic	$2.27	$0.92
Earnings per common share — diluted	$2.24	$0.92
Number of antidilutive stock options excluded from diluted earnings per share computation	446	522

Stock-Based Compensation

Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of September 30, 2012 and 2011, and changes during the nine months ended September 30, 2012 and 2011, follows:

	2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	570,762	$21.06	672,721	$20.27
Granted	—	—	—	—
Exercised	(112,699)	17.07	(44,375)	9.82
Forfeited	(12,334)	23.68	(39,834)	22.92
Outstanding at September 30	445,729	$22.00	588,512	$20.88
Options exercisable at September 30	399,846	$22.39	452,495	$20.63

At September 30, 2012, the vested options totaled 399,846 shares with a weighted average exercise price of $22.39 per share and a weighted average remaining contractual life of 3.68 years. The intrinsic value for the vested options as of September 30, 2012, was $2.6 million. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2012, was $1.2 million. The total fair value of shares under stock options and awards that vested during the nine months ended September 30, 2012, was $1.6 million.

On May 16, 2012, Heartland stockholders approved adoption of the 2012 Long-Term Incentive Plan. The maximum number of shares of Heartland common stock that may be delivered to participants under the 2012 Long-Term Incentive Plan is 500,000 shares, subject to permitted adjustments for certain corporate transactions and for forfeited shares. Effective May 16, 2012, no additional awards will be granted under the 2005 Long-Term Incentive Plan. At September 30, 2012, shares available for issuance under the 2012 Long-Term Incentive Plan totaled 501,884.

No options were granted during the first nine months of 2012 and 2011. Cash received from options exercised for the nine months ended September 30, 2012, was $1.9 million, with a related tax benefit of $174 thousand. Cash received from options exercised for the nine months ended September 30, 2011, was $436 thousand, with a related tax benefit of $85 thousand.

Both the 2005 Long-Term Incentive Plan and the 2012 Long-Term Incentive Plan also authorized the grant of stock awards and restricted stock units ("RSUs") as determined by the Heartland Compensation Committee. On January 17, 2012, RSUs with respect to 94,001 shares of common stock were granted to key policy-making employees. On January 18, 2011, RSUs with respect to 101,150 shares of common stock were granted to key policy-making employees. The RSUs were granted at no cost to the employee. The RSUs granted in 2012 represent the right to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions; vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date; will be settled in common stock upon vesting; will not be entitled to dividends until vested; and will terminate upon termination of employment, but will continue to vest after retirement if retirement occurs after the second anniversary of the grant date and the employee has attained age 62 and has provided five years of service to Heartland. The RSUs granted in 2011 contain the same terms as the RSUs granted in 2012 except that vesting after retirement is conditioned on ten years of service to Heartland.

In addition to the RSUs referenced in the preceding paragraph, performance-based RSUs with respect to 49,801 shares of common stock were granted to key policy-making employees on January 17, 2012, and performance-based RSUs with respect to 21,200 shares of common stock were granted on October 11, 2011. These RSUs were granted at no cost to the employee and represent the right to receive shares of Heartland common stock at a specified date in the future based first on performance measures tied to Heartland's earnings and assets on December 31 of the grant year, and then on time-based vesting conditions. For the grants in 2011, vesting occurs on December 31, 2013, and for the grants in 2012, vesting occurs on December 31, 2014. The performance-based RSUs will be settled in common stock upon vesting; will not be entitled to dividends until vested; and will terminate upon termination of employment, but will continue to vest after retirement if the employee has attained age 62 and has provided ten years of service to Heartland for those granted in 2011 and five years of service for those granted in 2012.

Total compensation costs recorded for stock options, RSUs and restricted stock awards were $1.6 million and $929 thousand for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there were $3.5 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options, RSUs and restricted stock awards which are expected to be recognized through 2016.

Effect of New Financial Accounting Standards

In April 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements," which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing. This accounting standard was subsequently codified into ASC Topic 860. Heartland adopted this standard on January 1, 2012, and the adoption did not have an impact on the results of operations, financial position or liquidity.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance. This accounting standard was subsequently codified into ASC Topic 820. This standard permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met. This standard also increases disclosure surrounding company-determined market prices (Level 3) financial instruments and requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the statement of financial position for which fair values are disclosed. Heartland adopted this standard on January 1, 2012, and the adoption did not have a material impact on the results of operations, financial position or liquidity. See Note 9 for the fair value of financial instruments disclosure.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income," which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. This statement was subsequently codified into ASC Topic 220. The components of comprehensive income were not changed, nor did the standard affect how earnings per share is calculated or reported. The adoption of this standard was required for Heartland's first quarter 2012 Form 10-Q and did not have an impact on the results of operations, financial position or liquidity.

In September 2011, the FASB issued ASU No. 2011-08, "Testing Goodwill For Impairment," which allows an entity to make an initial qualitative evaluation as to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine if it is necessary to perform the currently required two-step impairment test. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Heartland adopted this standard on January 1, 2012, and the adoption did not have a material impact on the results of operations, financial position or liquidity.

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

In September 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” to address diversity in practice about how to subsequently measure an indemnification asset for a government-assisted acquisition that includes a loss-sharing agreement. This accounting standard was subsequently codified into ASC Topic 805. This accounting standards update requires a reporting entity to account for a change in the subsequent measurement of the indemnification asset on the same basis as the changes in the asset subject to indemnification. The provisions of ASU 2012-06 will be applied prospectively for years beginning on or after December 15, 2012, with early adoption permitted. Heartland does not expect that the provisions of ASU 2012-06 will have a material impact on the accounting for its loss share receivable from the FDIC under its various loss share agreements.

NOTE 2: ACQUISITIONS

On July 13, 2012, Heartland completed the purchase of three retail banking offices from Liberty Bank, FSB in its Dubuque, Iowa market. The purchase was completed through Heartland's Dubuque Bank and Trust Company subsidiary. It included deposits of approximately $54 million and loans of $10 million.

Effective July 31, 2012, Heartland executed a Merger Agreement with First Shares, Inc. ("FSI"), the bank holding company for the First National Bank of Platteville in Platteville, Wisconsin. Under the terms of the agreement, the outstanding shares of FSI will be converted into a combination of cash and shares of Heartland common stock, with the aggregate purchase price, estimated at $11.0 million, to be based upon the financial position of FSI prior to closing. The stock consideration is expected to be approximately 60 percent of the purchase price. Simultaneous with the closing of the transaction, First National Bank will be merged into Heartland's Wisconsin Bank & Trust subsidiary. The First National Bank of Platteville had total assets of approximately $128 million and deposits of approximately $112 million at September 30, 2012. The merger has received the FSI board and shareholder approval and regulatory approvals and is expected to be completed on November 16, 2012.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of September 30, 2012, and December 31, 2011, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Securities available for sale:
U.S. government corporations and agencies	$17,008	$490	$—	$17,498
Mortgage-backed securities	834,271	18,816	(2,253)	850,834
Obligations of states and political subdivisions	339,110	22,887	(259)	361,738
Corporate debt securities	26,353	155	(1,238)	25,270
Total debt securities	1,216,742	42,348	(3,750)	1,255,340
Equity securities	20,273	689	—	20,962
Total	$1,237,015	$43,037	$(3,750)	$1,276,302
December 31, 2011
Securities available for sale:
U.S. government corporations and agencies	$104,719	$2,428	$—	$107,147
Mortgage-backed securities	815,408	14,643	(4,997)	825,054
Obligations of states and political subdivisions	272,660	14,983	(973)	286,670
Corporate debt securities	26,284	29	(1,060)	25,253
Total debt securities	1,219,071	32,083	(7,030)	1,244,124
Equity securities	23,389	486	—	23,875
Total	$1,242,460	$32,569	$(7,030)	$1,267,999

At September 30, 2012, the amortized cost of the available for sale securities is net of $184 thousand of credit related other-than-temporary impairment ("OTTI"). At December 31, 2011, no OTTI was recorded.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2012, and December 31, 2011, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012
Securities held to maturity:
Mortgage-backed securities	$7,101	$159	$(125)	$7,135
Obligations of states and political subdivisions	48,463	—	(10)	48,453
Total	$55,564	$159	$(135)	$55,588
December 31, 2011
Securities held to maturity:
Mortgage-backed securities	$9,131	$40	$(1,532)	$7,639
Obligations of states and political subdivisions	49,129	730	(12)	49,847
Total	$58,260	$770	$(1,544)	$57,486

At September 30, 2012, the amortized cost of the held to maturity securities is net of $797 thousand of credit related OTTI and $636 thousand of non-credit related OTTI. At December 31, 2011, no OTTI was recorded.

Approximately 85% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2012, and December 31, 2011. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2011, and December 31, 2010, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	140,410	(1,230)	24,693	(1,023)	165,103	(2,253)
Obligations of states and political subdivisions	8,914	(30)	2,694	(229)	11,608	(259)
Corporate debt securities	—	—	15,479	(1,238)	15,479	(1,238)
Total debt securities	149,324	(1,260)	42,866	(2,490)	192,190	(3,750)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$149,324	$(1,260)	$42,866	$(2,490)	$192,190	$(3,750)
December 31, 2011
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	133,538	(1,794)	71,231	(3,203)	204,769	(4,997)
Obligations of states and political subdivisions	13,139	(284)	4,010	(689)	17,149	(973)
Corporate debt securities	5,147	(243)	15,346	(817)	20,493	(1,060)
Total debt securities	151,824	(2,321)	90,587	(4,709)	242,411	(7,030)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$151,824	$(2,321)	$90,587	$(4,709)	$242,411	$(7,030)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Mortgage-backed securities	$—	$—	$2,185	$(125)	$2,185	$(125)
Obligations of states and political subdivisions	—	—	500	(10)	500	(10)
Total temporarily impaired securities	$—	$—	$2,685	$(135)	$2,685	$(135)
December 31, 2011
Mortgage-backed securities	$2,350	$(54)	$3,515	$(1,478)	$5,865	$(1,532)
Obligations of states and political subdivisions	—	—	500	(12)	500	(12)
Total temporarily impaired securities	$2,350	$(54)	$4,015	$(1,490)	$6,365	$(1,544)

Heartland reviews the investment securities portfolio on a quarterly basis to monitor its exposure to OTTI. A determination as to whether a security's decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors Heartland may consider in the OTTI analysis include the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regard to debt securities, Heartland may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, Heartland prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. During the first quarter of 2012, Heartland experienced deterioration in the credit support on three private label mortgage-backed securities which resulted in a credit-related OTTI loss. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. Based on Heartland's evaluation, a $981 thousand OTTI on three private label mortgage-backed securities attributable to credit-related losses was recorded in March 2012. The other-than-temporary credit-related losses were $797 thousand in the held to maturity category and $184 thousand in the available for sale category. Heartland had not previously recorded an OTTI loss on debt securities.

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

Unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, these investments are not considered other-than-temporarily impaired.

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended September 30, 2012 or December 31, 2011.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OTTI write-downs included in earnings:
Available for sale debt securities:
Mortgage backed securities	$—	$—	$184	$—
Held to maturity debt securities:
Mortgage backed securities	—	—	797	—
Total debt security OTTI write-downs included in earnings	$—	$—	$981	$—

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income (AOCI) for the same securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$981	$—
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	981	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	683	—
Accretion of non-credit related impairment	(24)	—	(47)	—
Total recorded directly to AOCI for increase in non-credit related impairment	(24)	—	636	—
Total OTTI losses recorded on debt securities	$(24)	$—	$1,617	$—

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

Changes in the credit loss component of the credit impaired debt securities that Heartland does not intend to sell were, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Credit loss component, beginning of period	$981	$—	$—	$—
Additions:
Initial credit impairments	—	—	981	—
Subsequent credit impairments	—	—	—	—
Total additions	—	—	981	—
Reductions:
For securities sold	—	—	—	—
Due to change in intent to sell or requirement to sell	—	—	—	—
For recoveries of previous credit impairments	—	—	—	—
Total reductions	—	—	—	—
Credit loss component, end of period	$981	$—	$981	$—

NOTE 4: LOANS AND LEASES

Loans and leases as of September 30, 2012, and December 31, 2011, were as follows, in thousands:

	September 30, 2012	December 31, 2011
Loans and leases receivable held to maturity:
Commercial	$664,659	$645,666
Commercial real estate	1,237,724	1,163,784
Agricultural and agricultural real estate	283,697	262,975
Residential real estate	228,972	194,436
Consumer	236,619	220,099
Gross loans receivable held to maturity	2,651,671	2,486,960
Net direct financing leases held to maturity	205	450
Gross loans and leases receivable held to maturity	2,651,876	2,487,410
Unearned discount	(962)	(2,463)
Deferred loan fees	(2,955)	(3,663)
Total net loans and leases receivable held to maturity	2,647,959	2,481,284
Loans covered under loss share agreements:
Commercial and commercial real estate	3,772	6,380
Agricultural and agricultural real estate	863	1,659
Residential real estate	3,099	4,158
Consumer	777	1,150
Total loans covered under loss share agreements	8,511	13,347
Allowance for loan and lease losses	(40,401)	(36,808)
Loans and leases receivable, net	$2,616,069	$2,457,823

Heartland has certain lending policies and procedures in place that are designed to provide for an acceptable level of credit risk. The board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans. Diversification in the loan portfolio is also a means of managing risk associated with fluctuations in economic conditions.

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

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity. In underwriting agricultural loans, lending personnel work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. Lending personnel also work closely with governmental agencies, including the Farm Service Agency, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiary, Citizens Finance Co., typically lends to borrowers with past credit problems or limited credit histories, which comprise approximately 28% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at September 30, 2012, and December 31, 2011, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2012.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 10-10-35	Ending Balance Under ASC 50-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
September 30, 2012
Commercial	$1,762	$9,506	$11,268	$8,967	$655,692	$664,659
Commercial real estate	1,870	13,430	15,300	49,241	1,188,483	1,237,724
Agricultural and agricultural real estate	10	2,047	2,057	13,416	270,281	283,697
Residential real estate	1,076	2,792	3,868	7,369	221,603	228,972
Consumer	1,950	5,958	7,908	5,600	231,019	236,619
Lease financing	—	—	—	—	205	205
Total	$6,668	$33,733	$40,401	$84,593	$2,567,283	$2,651,876
December 31, 2011
Commercial	$1,990	$8,557	$10,547	$9,293	$636,373	$645,666
Commercial real estate	1,929	12,692	14,621	66,467	1,097,317	1,163,784
Agricultural and agricultural real estate	—	1,763	1,763	14,385	248,590	262,975
Residential real estate	464	2,537	3,001	5,905	188,531	194,436
Consumer	1,097	5,777	6,874	4,391	215,708	220,099
Lease financing	—	2	2	—	450	450
Total	$5,480	$31,328	$36,808	$100,441	$2,386,969	$2,487,410

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at September 30, 2012, and December 31, 2011, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at September 30, 2012, and December 31, 2011.

	September 30, 2012	December 31, 2011
Nonaccrual loans	$33,616	$48,587
Nonaccrual troubled debt restructured loans	7,127	8,848
Total nonaccrual loans	$40,743	$57,435
Accruing loans past due 90 days or more	—	—
Performing troubled debt restructured loans	$22,385	$25,704

Heartland had $29.5 million of troubled debt restructured loans at September 30, 2012, of which $7.1 million were classified as nonaccrual and $22.4 million were accruing according to the restructured terms. Heartland had $34.6 million of troubled debt restructured loans at December 31, 2011, of which $8.8 million were classified as nonaccrual and $25.7 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three and nine months ended September 30, 2012, and September 30, 2011, in thousands:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	1	$298	$298
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	1	298	298
Agricultural and agricultural real estate	—	—	—	7	3,014	3,014
Residential real estate	1	87	87	4	342	342
Consumer	—	—	—	1	41	41
Total	1	$87	$87	13	$3,695	$3,695

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	4	$424	$424
Commercial real estate	2	1,396	1,396	21	13,383	13,383
Total commercial and commercial real estate	2	1,396	1,396	25	13,807	13,807
Agricultural and agricultural real estate	2	276	276	7	3,014	3,014
Residential real estate	1	87	87	8	1,165	1,165
Consumer	1	1,152	1,152	1	41	41
Total	6	$2,911	$2,911	41	$18,027	$18,027

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following tables provide information on troubled debt restructured loans for which there was a payment default during the three and nine months ended September 30, 2012, and September 30, 2011, in thousands, that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	1	1,380	1	6,605
Total commercial and commercial real estate	1	1,380	1	6,605
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	59	—	—
Consumer	—	—	—	—
Total	3	$1,439	1	$6,605

	With Payment Defaults During the Following Periods
	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	1	1,380	1	6,605
Total commercial and commercial real estate	1	1,380	1	6,605
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	59	3	295
Consumer	—	—	—	—
Total	3	$1,439	4	$6,900

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of September 30, 2012, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at September 30, 2012, and December 31, 2011, in thousands:

	Pass	Nonpass	Total
September 30, 2012
Commercial	$615,875	$48,784	$664,659
Commercial real estate	1,071,506	166,218	1,237,724
Total commercial and commercial real estate	1,687,381	215,002	1,902,383
Agricultural and agricultural real estate	244,977	38,720	283,697
Residential real estate	209,952	19,020	228,972
Consumer	226,682	9,937	236,619
Lease financing	205	—	205
Total gross loans and leases receivable held to maturity	$2,369,197	$282,679	$2,651,876
December 31, 2011
Commercial	$596,759	$48,907	$645,666
Commercial real estate	988,906	174,878	1,163,784
Total commercial and commercial real estate	1,585,665	223,785	1,809,450
Agricultural and agricultural real estate	223,247	39,728	262,975
Residential real estate	177,128	17,308	194,436
Consumer	211,073	9,026	220,099
Lease financing	450	—	450
Total gross loans and leases receivable held to maturity	$2,197,563	$289,847	$2,487,410

The nonpass category in the table above is comprised of approximately 49% special mention and 51% substandard as of September 30, 2012. The percent of nonpass loans on nonaccrual status as of September 30, 2012, was 14%. As of December 31, 2011, the nonpass category in the table above was comprised of approximately 43% special mention and 57% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2011, was 20%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at September 30, 2012, and December 31, 2011, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
September 30, 2012
Commercial	$836	$271	$—	$1,107	$660,483	$3,069	$664,659
Commercial real estate	7,143	1,395	—	8,538	1,202,018	27,168	1,237,724
Total commercial and commercial real estate	7,979	1,666	—	9,645	1,862,501	30,237	1,902,383
Agricultural and agricultural real estate	605	120	—	725	282,736	236	283,697
Residential real estate	1,266	92	—	1,358	221,307	6,307	228,972
Consumer	2,242	723	—	2,965	229,691	3,963	236,619
Lease financing	—	—	—	—	205	—	205
Total gross loans and leases receivable held to maturity	$12,092	$2,601	$—	$14,693	$2,596,440	$40,743	$2,651,876
December 31, 2011
Commercial	$220	$479	$—	$699	$643,273	$1,694	$645,666
Commercial real estate	668	—	—	668	1,117,274	45,842	1,163,784
Total commercial and commercial real estate	888	479	—	1,367	1,760,547	47,536	1,809,450
Agricultural and agricultural real estate	32	—	—	32	262,409	534	262,975
Residential real estate	940	93	—	1,033	188,865	4,538	194,436
Consumer	2,176	555	—	2,731	212,541	4,827	220,099
Lease financing	—	—	—	—	450	—	450
Total gross loans and leases receivable held to maturity	$4,036	$1,127	$—	$5,163	$2,424,812	$57,435	$2,487,410

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at September 30, 2012, and December 31, 2011, the outstanding loan balance recorded on the consolidated balance sheets at September 30, 2012, and December 31, 2011, any related allowance recorded for those loans as of September 30, 2012, and December 31, 2011, the average outstanding loan balance recorded on the consolidated balance sheets during the three and nine months ended September 30, 2012, and year ended December 31, 2011, and the interest income recognized on the impaired loans during the three and nine months ended September 30, 2012, and year ended December 31, 2011, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to-Date Avg. Loan Balance	Quarter-to-Date Interest Income Recognized	Year-to-Date Avg. Loan Balance	Year-to-ate Interest Income Recognized
September 30, 2012
Impaired loans with a related allowance:
Commercial	$3,340	$3,290	$1,762	$2,377	$12	$5,688	$44
Commercial real estate	10,217	10,139	1,870	13,568	112	14,515	298
Total commercial and commercial real estate	13,557	13,429	3,632	15,945	124	20,203	342
Agricultural and agricultural real estate	95	95	10	98	2	86	6
Residential real estate	3,345	3,344	1,076	2,759	63	2,449	109
Consumer	4,679	4,413	1,950	4,141	168	3,645	184
Total loans held to maturity	$21,676	$21,281	$6,668	$22,943	$357	$26,383	$641
Impaired loans without a related allowance:
Commercial	$5,974	$5,677	$—	$5,849	$70	$3,126	$132
Commercial real estate	49,926	39,102	—	36,373	230	42,287	625
Total commercial and commercial real estate	55,900	44,779	—	42,222	300	45,413	757
Agricultural and agricultural real estate	13,339	13,321	—	13,350	170	13,693	462
Residential real estate	4,025	4,025	—	3,926	17	3,998	36
Consumer	1,217	1,187	—	1,359	3	1,714	6
Total loans held to maturity	$74,481	$63,312	$—	$60,857	$490	$64,818	$1,261
Total impaired loans held to maturity:
Commercial	$9,314	$8,967	$1,762	$8,226	$82	$8,814	$176
Commercial real estate	60,143	49,241	1,870	49,941	342	56,802	923
Total commercial and commercial real estate	69,457	58,208	3,632	58,167	424	65,616	1,099
Agricultural and agricultural real estate	13,434	13,416	10	13,448	172	13,779	468
Residential real estate	7,370	7,369	1,076	6,685	80	6,447	145
Consumer	5,896	5,600	1,950	5,500	171	5,359	190
Total impaired loans held to maturity	$96,157	$84,593	$6,668	$83,800	$847	$91,201	$1,902

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2011
Impaired loans with a related allowance:
Commercial	$8,433	$8,397	$1,990	$9,395	$434
Commercial real estate	13,558	13,558	1,929	32,471	412
Total commercial and commercial real estate	21,991	21,955	3,919	41,866	846
Agricultural and agricultural real estate	—	—	—	2,722	—
Residential real estate	1,776	1,775	464	1,854	57
Consumer	2,764	2,764	1,097	2,688	32
Total loans held to maturity	$26,531	$26,494	$5,480	$49,130	$935
Impaired loans without a related allowance:
Commercial	$1,737	$896	$—	$2,221	$2
Commercial real estate	79,876	52,909	—	54,657	804
Total commercial and commercial real estate	81,613	53,805	—	56,878	806
Agricultural and agricultural real estate	14,428	14,385	—	14,302	557
Residential real estate	4,324	4,130	—	4,293	46
Consumer	2,226	1,627	—	1,470	5
Total loans held to maturity	$102,591	$73,947	$—	$76,943	$1,414
Total impaired loans held to maturity:
Commercial	$10,170	$9,293	$1,990	$11,616	$436
Commercial real estate	93,434	66,467	1,929	87,128	1,216
Total commercial and commercial real estate	103,604	75,760	3,919	98,744	1,652
Agricultural and agricultural real estate	14,428	14,385	—	17,024	557
Residential real estate	6,100	5,905	464	6,147	103
Consumer	4,990	4,391	1,097	4,158	37
Total impaired loans held to maturity	$129,122	$100,441	$5,480	$126,073	$2,349

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

The carrying amount of the loans covered by these loss share agreements at September 30, 2012, and December 31, 2011, consisted of purchased impaired and nonimpaired loans as summarized in the following table:

(Dollars in thousands)
	September 30, 2012			December 31, 2011
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$962	$2,810	$3,772	$2,553	$3,827	$6,380
Agricultural and agricultural real estate	—	863	863	—	1,659	1,659
Residential real estate	—	3,099	3,099	—	4,158	4,158
Consumer loans	343	434	777	503	647	1,150
Total Covered Loans	$1,305	$7,206	$8,511	$3,056	$10,291	$13,347

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At September 30, 2012, and December 31, 2011, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at September 30, 2012, and December 31, 2011.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months and nine months ended September 30, 2012 and September 30, 2011, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at June 30, 2012	$10,287	$17,057	$2,002	$3,899	$8,193	$1	$—	$41,439
Charge-offs	(107)	(1,668)	(1)	(100)	(1,174)	—	—	(3,050)
Recoveries	1,550	717	1	95	151	—	—	2,514
Provision	(462)	(806)	55	(26)	738	(1)	—	(502)
Balance at September 30, 2012	$11,268	$15,300	$2,057	$3,868	$7,908	$—	$—	$40,401

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808
Charge-offs	(814)	(2,762)	(1)	(376)	(2,959)	—	—	(6,912)
Recoveries	1,799	2,996	82	161	615	—	—	5,653
Provision	(264)	445	213	1,082	3,378	(2)	—	4,852
Balance at September 30, 2012	$11,268	$15,300	$2,057	$3,868	$7,908	$—	$—	$40,401

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at June 30, 2011	$10,097	$19,362	$1,982	$2,508	$6,646	$7	$—	$40,602
Charge-offs	(487)	(4,038)	—	(248)	(1,380)	—	—	(6,153)
Recoveries	581	1,213	—	12	213	—	—	2,019
Provision	(362)	6,282	(289)	482	1,615	(1)	—	7,727
Balance at September 30, 2011	$9,829	$22,819	$1,693	$2,754	$7,094	$6	$—	$44,195

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2010	$10,525	$20,316	$2,147	$2,381	$6,315	$9	$1,000	$42,693
Charge-offs	(2,491)	(16,622)	(167)	(1,477)	(3,602)	—	—	(24,359)
Recoveries	974	2,742	—	37	527	—	—	4,280
Provision	821	16,383	(287)	1,813	3,854	(3)	(1,000)	21,581
Balance at September 30, 2011	$9,829	$22,819	$1,693	$2,754	$7,094	$6	$—	$44,195

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $26.6 million and $25.9 million at September 30, 2012, and December 31, 2011, respectively. Heartland recorded $681 thousand of goodwill in connection with the acquisition of the three branches from Liberty Bank, FSB on July 13, 2012.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2012, and December 31, 2011, are presented in the table below, in thousands:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$10,493	$9,168	$1,325	$9,957	$8,815	$1,142
Mortgage servicing rights	20,816	7,025	13,791	16,779	5,503	11,276
Customer relationship intangible	1,177	681	496	1,177	635	542
Total	$32,486	$16,874	$15,612	$27,913	$14,953	$12,960

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ending December 31, 2012	$141	$2,146	$9	$2,296
Year ending December 31,
2013	521	3,882	45	4,448
2014	273	3,105	43	3,421
2015	94	2,329	42	2,465
2016	85	1,553	41	1,679
2017	76	776	40	892
Thereafter	135	—	276	411

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2012. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $1.96 billion and $1.54 billion as of September 30, 2012, and December 31, 2011, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $13.9 million and $11.5 million at September 30, 2012, and December 31, 2011, respectively. Valuation allowances of $693 thousand and $19 thousand, were required as of September 30, 2012, and December 31, 2011, respectively.
Heartland's mortgage servicing rights are separated into 15- and 30-year tranches. At September 30, 2012, the 30-year tranche had a fair value of $10.9 million in comparison with the book value of $10.9 million, which is net of the related valuation allowance of $693 thousand. At December 31, 2011, the 30-year tranche had a fair value of $9.1 million in comparison with the book value of $8.9 million. At September 30, 2012, the 15-year tranche had a fair value of $3.0 million in comparison with the book value of $2.9 million. At December 31, 2011, the 15-year tranche had a fair value of $2.4 million in comparison with the book value of $2.4 million, which was net of the related valuation allowance of $19 thousand.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2012	2011
Balance at January 1	$11,276	$11,210
Originations	7,916	2,341
Amortization	(4,727)	(2,775)
Valuation adjustment	(674)	—
Balance at September 30	$13,791	$10,776

NOTE 7: BORROWINGS

On January 31, 2012, Heartland issued an additional $10.0 million of its senior notes to two of the accredited investors that had purchased senior notes in 2011. Additionally, Heartland extended the maturities on a portion of the existing senior notes such that $17.5 million remained at the original maturity date of December 1, 2015; $7.0 million will mature on each of February 1, 2017, and February 1, 2018; and $6.0 million will mature on February 1, 2019. Total senior notes outstanding were $37.5 million as of September 30, 2012, and $27.5 million as of December 31, 2011.

On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60%. The prepayment fee of $238 thousand and the remaining unamortized issuance costs of $64 thousand were expensed upon redemption.

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy, including interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $8.9 million and $6.3 million of cash as collateral at September 30, 2012, and December 31, 2011, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 9, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the nine months ended September 30, 2012, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $737 thousand. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.0 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at September 30, 2012, and December 31, 2011, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2012
Interest rate swap	$13,313	$(783)	Other Liabilities	2.987%	5.140%	4/20/2016
Interest rate swap	25,000	(843)	Other Liabilities	0.389%	2.580%	3/17/2014
Interest rate swap	20,000	(2,326)	Other Liabilities	0.418%	3.220%	3/1/2017
Interest rate swap	20,000	(3,190)	Other Liabilities	0.460%	3.355%	1/7/2020
December 31, 2011
Interest rate swap	$14,221	$(725)	Other Liabilities	3.035%	5.140%	4/20/2016
Interest rate swap	25,000	(1,032)	Other Liabilities	0.559%	2.580%	3/17/2014
Interest rate swap	20,000	(2,064)	Other Liabilities	0.527%	3.220%	3/1/2017
Interest rate swap	20,000	(2,584)	Other Liabilities	0.384%	3.355%	1/7/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2012, and September 30, 2011, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
September 30, 2012
Interest rate swap	$(58)	Interest Expense	$(226)	Other Income	$—
Interest rate swap	189	Interest Expense	(397)	Other Income	—
Interest rate swap	(262)	Interest Expense	(421)	Other Income	—
Interest rate swap	(606)	Interest Expense	(442)	Other Income	—
September 30, 2011
Interest rate swap	$(743)	Interest Expense	$(138)	Other Income	$(227)
Interest rate swap	(217)	Interest Expense	(437)	Other Income	—
Interest rate swap	(1,206)	Interest Expense	(446)	Other Income	—
Interest rate swap	(2,057)	Interest Expense	(464)	Other Income	—

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

The first transaction, executed on January 15, 2008, was a fifty-five month interest rate cap on a notional amount of $20.0 million. The cap had an effective date of January 15, 2008 and matured on September 1, 2012. When 3-month LIBOR exceeded 5.12% on a reset date, the counterparty paid Heartland the amount of interest that exceeded the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating rate subordinated debentures contain an interest rate deferral feature that was mirrored in the cap transaction. Heartland executed an interest rate swap transaction on February 4, 2009, and converted this cap transaction into an economic hedge and hedge accounting for the cap transaction was ceased.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at September 30, 2012, and December 31, 2011, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2012
Interest rate lock commitments (mortgage)	$316,363	$13,191	Other Assets
Forward commitments	113,741	1,672	Other Assets
Forward commitments	424,818	(6,412)	Other Liabilities
December 31, 2011
Interest rate lock commitments (mortgage)	$113,438	$3,697	Other Assets
Interest rate cap	20,000	—	Other Assets
Forward commitments	91,750	(869)	Other Assets

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the nine months ended September 30, 2012, and September 30, 2011, in thousands:

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
September 30, 2012
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$13,191
Interest rate cap	Other Income	—
Forward commitments	Gains on Sale of Loans Held for Sale	(4,740)
September 30, 2011
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	3,025
Interest rate cap	Other Income	—
Interest rate cap	Other Income	(5)
Forward commitments	Gains on Sale of Loans Held for Sale	(981)

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At September 30, 2012, all impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

Mortgage Servicing Rights
Mortgage servicing rights assets represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type, note rate, prepayment trends and external market factors. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. Heartland classifies mortgage servicing rights as nonrecurring with Level 3 measurement inputs.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012, and December 31, 2011, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Trading securities	$216	$216	$—	$—
Securities available for sale	1,276,302	17,498	1,254,833	3,971
Derivative assets	14,863	—	14,863	—
Total assets at fair value	$1,291,381	$17,714	$1,269,696	$3,971
Derivative liabilities	$13,554	$—	$13,554	$—
Total liabilities at fair value	$13,554	$—	$13,554	$—
December 31, 2011
Trading securities	$333	$333	$—	$—
Securities available for sale	1,267,999	107,147	1,157,609	3,243
Derivative assets	2,828	—	2,828	—
Total assets at fair value	$1,271,160	$107,480	$1,160,437	$3,243
Derivative liabilities	$6,405	$—	$6,405	$—
Total liabilities at fair value	$6,405	$—	$6,405	$—

There were no transfers between Levels 1, 2 or 3 during the three- and nine-month periods ended September 30, 2012, or the year ended December 31, 2011.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans:
Commercial	$7,205	$—	$—	$7,205	$814
Commercial real estate	47,371	—	—	47,371	2,762
Agricultural and agricultural real estate	13,406	—	—	13,406	1
Residential real estate	6,293	—	—	6,293	376
Consumer	3,650	—	—	3,650	2,959
Total collateral dependent impaired loans	$77,925	$—	$—	$77,925	$6,912
Other real estate owned	$36,139	$—	$—	$36,139	$5,862
Mortgage servicing rights	$13,926	$—	$—	$13,926	$674

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans	$94,961	$—	$—	$94,961	$32,640
Other real estate owned	44,387	—	—	44,387	7,079
Mortgage servicing rights	11,505	—	—	11,505	19

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 9/30/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-Tranche Securities	$3,971	Discounted cash flows	Pretax discount rate	8 - 10%
			Actual defaults	13.94-20.94% (15.52%)
			Actual deferrals	6.30-23.71% (11.32%)
Collateral dependent impaired loans:
Commercial	7,205	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	47,371	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	13,406	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	6,293	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	3,650	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	36,139	Modified appraised value	Disposal costs	NM*
Mortgage servicing rights	13,926	Discounted cash flows	Prepayment speeds, servicing costs and escrow analysis	Average CPR Life 14.03 - 23.73% (18.73%)

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

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

	For the Nine Months Ended	For the Year Ended
	September 30, 2012	December 31, 2011
	Fair Value	Fair Value
Balance at January 1,	$3,243	$4,676
Total gains (losses):
Included in earnings	—	(1,424)
Included in other comprehensive income	742	12
Purchases, issuances, sales and settlements:
Sales	—	(11)
Settlements	(14)	(10)
Balance at period end,	$3,971	$3,243

The table below is a summary of the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of September 30, 2012, and December 31, 2011, in thousands. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2012			December 31, 2011
(in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$191,126	$191,126	$191,126	$—	$—	$129,834	$129,834
Securities:
Trading	216	216	216	—	—	333	333
Available for sale	1,276,302	1,276,302	17,498	1,254,833	3,971	1,267,999	1,267,999
Held to maturity	55,564	55,588	—	55,588	—	58,260	57,486
Total securities	1,332,082	1,332,106	17,714	1,310,421	3,971	1,326,592	1,325,818
Loans held for sale	99,429	99,750	—	99,750	—	53,528	53,999
Loans, net:
Commercial	653,356	651,896	—	644,691	7,205
Commercial real estate	1,223,579	1,231,973	—	1,184,602	47,371
Agricultural and agricultural real estate	282,447	285,096	—	271,690	13,406
Residential real estate	227,955	218,907	—	212,614	6,293
Consumer	228,527	232,614	—	228,964	3,650
Leases	205	209	—	209	—
Total Loans, net	2,616,069	2,620,695	—	2,542,770	77,925	2,494,631	2,488,881
Mortgage servicing rights	13,791	13,926	—	—	13,926	11,276	11,505
Mortgage derivatives	14,863	14,863	—	14,863	—	2,828	2,828
Financial liabilities
Deposits
Demand deposits	877,790	877,790	—	877,790	—	737,323	737,323
Savings deposits	1,809,776	1,809,776	—	1,809,776	—	1,678,154	1,678,154
Time deposits	815,470	815,470	—	815,470	—	794,636	794,636
Short term borrowings	245,308	245,308	—	245,308	—	270,081	270,081
Other borrowings	377,536	365,897	—	365,897	—	372,820	352,847
Derivatives	13,554	13,554	—	13,554	—	6,405	6,405

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

On October 11, 2012, Heartland entered into a definitive agreement to acquire Heritage Bank, National Association, a Phoenix-based commercial bank. Heritage is a subsidiary of AmeriNational Corporation of Overland Park, Kansas. According to terms of the agreement, Heartland will acquire Heritage in an all-cash transaction valued at approximately $15.4 million. Heritage had assets of approximately $107 million, loans of $75 million and deposits of $84 million as of September 30, 2012.

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

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan and lease losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums and net losses on repossessed assets.

Net income was $13.6 million for the quarter ended September 30, 2012, an increase of $6.2 million or 85 percent from the $7.4 million recorded for the third quarter of 2011. Net income available to common stockholders was $12.6 million, or $0.75 per diluted common share, for the quarter ended September 30, 2012, compared to $3.4 million, or $0.20 per diluted common share, for the third quarter of 2011. Return on average common equity was 16.79 percent and return on average assets was 1.11 percent for the third quarter of 2012, compared to 4.97 percent and 0.33 percent, respectively, for the same quarter in 2011.

Net income recorded for the first nine months of 2012 was $40.4 million, compared to $21.8 million recorded during the first nine months of 2011. Net income available to common stockholders was $37.4 million, or $2.24 per diluted common share, for the nine months ended September 30, 2012, compared to $15.2 million, or $0.92 per diluted common share, earned during the first nine months of 2011. Return on average common equity was 17.44 percent and return on average assets was 1.14 percent for the first nine months of 2012, compared to 7.77 percent and 0.50 percent, respectively, for the same period in 2011.

Earnings for both the third quarter and first nine months of 2012, in comparison to the same periods in 2011, were most significantly affected by the continued expansion of mortgage operations in both new and existing markets, coupled with increased net interest income, reductions in provision for loan and lease losses and increased securities gains. The effect of these improvements was partially offset by increases in salaries and employee benefits, professional fees, net losses on repossessed assets and other noninterest expenses.

On July 13, 2012, Heartland completed the purchase of three retail banking offices from Liberty Bank, FSB in its Dubuque, Iowa market. The purchase was completed through Dubuque Bank and Trust Company. It included loans of $9.6 million and deposits of $53.4 million.

Total assets were $4.59 billion at September 30, 2012, an increase of $288.1 million since December 31, 2011, with $165.5 million of this growth occurring in the third quarter and $114.8 million in the second quarter. Included in the asset growth for the third quarter of 2012 were the $53.5 million in assets acquired from Liberty Bank, FSB. Securities represented 29 percent of total assets at September 30, 2012, compared to 31 percent at year-end 2011.

Total loans and leases held to maturity were $2.65 billion at September 30, 2012, compared to $2.48 billion at year-end 2011, an increase of $166.7 million or 9 percent annualized, with $18.4 million occurring during the third quarter and $97.2 million during the second quarter. Included in the loan growth for the third quarter of 2012 were the $9.6 million in loans acquired from Liberty Bank, FSB.

Total deposits were $3.50 billion at September 30, 2012, compared to $3.21 billion at year-end 2011, an increase of $292.9 million or 12 percent annualized, with $168.1 million of the growth occurring during the third quarter and $59.1 million during the second quarter. Included in the deposit growth for the third quarter of 2012 were the $53.4 million in deposits acquired from Liberty Bank, FSB. The composition of Heartland's deposits continues to improve as no-cost demand deposits as a percentage of total deposits was 25 percent at September 30, 2012, compared to 23 percent at year-end 2011.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.84 percent during the third quarter of 2012 compared to 4.05 percent for the second quarter of 2012 and 4.14 percent for the third quarter of 2011. For the nine-month periods ended September 30, net interest margin was 4.03 percent during 2012 and 4.18 percent during 2011. These declines are a result of the sustained low interest rate environment where yields on the securities and loan portfolios are declining at a greater pace than rates paid on deposits and other borrowings.

On a tax-equivalent basis, interest income in the third quarter of 2012 was $48.5 million compared to $49.1 million in the third quarter of 2011, a decrease of $629 thousand or 1 percent. For the first nine months of 2012, interest income on a tax-equivalent basis was $147.2 million compared to $148.4 million during the same period in 2011, a decrease of $1.2 million or 1 percent. Even though average earning assets increased $395.0 million or 11 percent during the third quarter of 2012 compared to the third quarter of 2011 and $284.7 million or 8 percent during the first nine months of 2012 compared to the same period in 2011, this growth did not cover the decline in interest income due to a decrease in the rates earned on these assets. The average interest rate earned on these assets was 4.80 percent during the third quarter of 2012 compared to 5.38 percent during the third quarter of 2011. For the first nine months of the year, the average interest rate earned on these assets was 5.05 percent during 2012 compared to 5.50 percent during 2011. The most significant contributor to these declines was the overall yield earned on the securities portfolio, which decreased 89 basis points during the quarter ended September 30, 2012, compared to the same quarter in 2011 and 72 basis points during the nine months ended September 30, 2012, compared to the same nine months in 2011.

Interest expense for the third quarter of 2012 was $9.7 million, a decrease of $1.6 million or 14 percent from $11.4 million in the third quarter of 2011. On a nine-month comparative basis, interest expense decreased $5.9 million or 17 percent. Even though average interest bearing liabilities increased $232.6 million or 8 percent for the quarter ended September 30, 2012, as compared to the same quarter in 2011, and $142.7 million or 5 percent for the nine month period ended on September 30, 2012, as compared to the same nine month period in 2011, the average interest rate paid on Heartland's deposits and borrowings declined 30 basis points during the quarterly period under comparison and 32 basis points during the nine-month period under comparison. Contributing to this improvement in interest expense was a change in the mix of deposits. Average savings balances, the lowest cost interest-bearing deposits, as a percentage of total average interest bearing deposits was 68 percent during both the third quarter and first nine month periods of 2012 compared to 65 percent for the third quarter of 2011 and 64 percent for the first nine months of 2011. Additionally, the average interest rate paid on savings deposits was 0.38 percent during the third quarter of 2012 and 0.39 percent during the first nine months of 2012 compared to 0.54 percent during the third quarter of 2011 and 0.61 percent during the first nine months of 2011. Management continues to look for opportunities to reduce Heartland's funding costs. Certificates of deposit maturing within the next six months total $121.0 million at an average interest rate of 1.07 percent. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.40 and 0.50 percent.

Net interest income on a tax-equivalent basis totaled $38.8 million during the third quarter of 2012, an increase of $980 thousand or 3 percent from the $37.8 million recorded during the third quarter of 2011. For the first nine months of 2012, net interest income on a tax-equivalent basis was $117.6 million, an increase of $4.8 million or 4 percent from the $112.8 million recorded during the first nine months of 2011.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40 percent of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 80 percent of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 8 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the quarters ended September 30, 2012 and 2011 (Dollars in thousands)
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$1,008,820	$4,452	1.76%	$1,060,502	$8,051	3.01%
Nontaxable(1)	316,409	4,455	5.60	204,239	3,300	6.41
Total securities	1,325,229	8,907	2.67	1,264,741	11,351	3.56
Interest bearing deposits	6,631	3	0.18	1,896	2	0.42
Federal funds sold	220	—	—	217	—	—
Loans and leases:
Commercial and commercial real estate(1)	1,906,912	25,207	5.26	1,727,100	24,980	5.74
Residential mortgage	301,166	3,324	4.39	195,847	2,649	5.37
Agricultural and agricultural real estate(1)	285,018	3,940	5.50	257,934	3,821	5.88
Consumer	234,494	5,798	9.84	217,534	5,325	9.71
Direct financing leases, net	216	3	5.53	632	8	5.02
Fees on loans	—	1,334	—	—	1,009	—
Less: allowance for loan and lease losses	(40,285)	—	—	(41,342)	—	—
Net loans and leases	2,687,521	39,606	5.86	2,357,705	37,792	6.36
Total earning assets	4,019,601	$48,516	4.80%	3,624,559	$49,145	5.38%
NONEARNING ASSETS	512,701			438,768
TOTAL ASSETS	$4,532,302			$4,063,327
INTEREST BEARING LIABILITIES
Savings	$1,745,324	$1,683	0.38%	$1,588,958	$2,165	0.54%
Time, $100,000 and over	290,236	1,179	1.62	269,069	1,436	2.12
Other time deposits	533,177	2,642	1.97	585,589	3,427	2.32
Short-term borrowings	289,213	215	0.30	181,794	205	0.45
Other borrowings	377,490	4,028	4.24	377,458	4,123	4.33
Total interest bearing liabilities	3,235,440	9,747	1.20%	3,002,868	11,356	1.50%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	847,073			667,362
Accrued interest and other liabilities	66,026			40,094
Total noninterest bearing liabilities	913,099			707,456
STOCKHOLDERS' EQUITY	383,763			353,003
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,532,302			$4,063,327
Net interest income(1)		$38,769			$37,789
Net interest spread(1)			3.60%			3.88%
Net interest income to total earning assets(1)			3.84%			4.14%
Interest bearing liabilities to earning assets	80.49%			82.85%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the nine months ended September 30, 2012 and 2011 (Dollars in thousands)
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$994,961	$17,050	2.29%	$1,068,776	$26,577	3.32%
Nontaxable(1)	269,589	11,978	5.93	178,317	8,762	6.57
Total securities	1,264,550	29,028	3.07	1,247,093	35,339	3.79
Interest bearing deposits	5,684	5	0.12	3,559	3	0.11
Federal funds sold	599	1	0.22	551	1	0.24
Loans and leases:
Commercial and commercial real estate(1)	1,872,161	75,396	5.38	1,736,296	75,159	5.79
Residential mortgage	285,545	9,762	4.57	189,310	7,542	5.33
Agricultural and agricultural real estate(1)	276,145	11,802	5.71	256,284	11,720	6.11
Consumer	226,405	16,968	10.01	215,908	15,179	9.40
Direct financing leases, net	300	12	5.34	763	31	5.43
Fees on loans	—	4,239	—	—	3,379	—
Less: allowance for loan and lease losses	(39,365)	—	—	(42,416)	—	—
Net loans and leases	2,621,191	118,179	6.02	2,356,145	113,010	6.41
Total earning assets	3,892,024	$147,213	5.05%	3,607,348	$148,353	5.50%
NONEARNING ASSETS	478,895			426,867
TOTAL ASSETS	$4,370,919			$4,034,215
INTEREST BEARING LIABILITIES
Savings	$1,717,213	$5,064	0.39%	$1,567,209	$7,118	0.61%
Time, $100,000 and over	264,539	3,602	1.82	268,849	4,592	2.28
Other time deposits	528,839	8,217	2.08	602,574	11,019	2.44
Short-term borrowings	265,695	652	0.33	197,691	689	0.47
Other borrowings	376,298	12,114	4.30	373,518	12,140	4.35
Total interest bearing liabilities	3,152,584	29,649	1.26%	3,009,841	35,558	1.58%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	792,547			644,916
Accrued interest and other liabilities	54,951			36,410
Total noninterest bearing liabilities	847,498			681,326
STOCKHOLDERS' EQUITY	370,837			343,048
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,370,919			$4,034,215
Net interest income(1)		$117,564			$112,795
Net interest spread(1)			3.79%			3.92%
Net interest income to total earning assets(1)			4.03%			4.18%
Interest bearing liabilities to earning assets	81.00%			83.44%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was a negative $502 thousand for the third quarter of 2012 compared to expense of $7.7 million for the third quarter of 2011, an $8.2 million or 106 percent decrease, primarily as a result of the collection in full of a loan against which an impairment reserve of $1.3 million had been established through the provision for loan losses in a previous quarter. For the first nine months of 2012, the provision for loan losses was $4.9 million compared to $21.6 million for the first nine months of 2011, a $16.7 million or 78 percent decrease. A reduction in the level of the allowance for loan and lease losses maintained for impaired loans was the primary contributor to the lower provision during the first nine months of 2012. The portion of the allowance for loan and lease losses maintained for impaired loans has decreased $7.4 million since September 30, 2011, leaving the allowance on non-impaired loans relatively stable at 1.33 percent of loans and leases at September 30, 2012, compared to 1.34 percent at September 30, 2011.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections in Heartland's Annual Report on Form 10-K for the year ended December 31, 2011, and this Quarterly Report on Form 10-Q. Heartland believes the allowance for loan and lease losses as of September 30, 2012, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the quarters and the nine-month periods indicated.

(Dollars in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$3,944	$3,657	$287	8%
Loan servicing income	3,016	1,081	1,935	179
Trust fees	2,667	2,384	283	12
Brokerage and insurance commissions	908	918	(10)	(1)
Securities gains, net	5,212	2,085	3,127	150
Gain (loss) on trading account securities, net	(163)	(83)	(80)	96
Impairment loss on securities	—	—	—	—
Gains on sale of loans	13,750	3,183	10,567	332
Valuation adjustment on mortgage servicing rights	(493)	—	(493)	—
Income on bank owned life insurance	382	208	174	84
Other noninterest income	543	(171)	714	(418)
TOTAL NONINTEREST INCOME	$29,766	$13,262	$16,504	124%

(Dollars in thousands)	Nine Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
NONINTEREST INCOME:
Service charges and fees	$11,240	$10,617	$623	6%
Loan servicing income	7,832	3,928	3,904	99
Trust fees	7,940	7,519	421	6
Brokerage and insurance commissions	2,757	2,622	135	5
Securities gains, net	14,106	8,930	5,176	58
Gain (loss) on trading account securities, net	(117)	214	(331)	(155)
Impairment loss on securities	(981)	—	(981)	—
Gains on sale of loans	34,941	5,893	29,048	493
Valuation adjustment on mortgage servicing rights	(674)	—	(674)	—
Income on bank owned life insurance	1,131	942	189	20
Other noninterest income	3,257	(126)	3,383	(2,685)
TOTAL NONINTEREST INCOME	$81,432	$40,539	$40,893	101%

Noninterest income during the third quarter of 2012 hit a quarterly high in Heartland's 31-year history at $29.8 million, an increase of $16.5 million or 124 percent over the $13.3 million recorded during the third quarter of 2011 and an increase of $1.5 million or 5 percent over the previous quarterly record set in the second quarter of 2012. For the nine-month period ended September 30, noninterest income was $81.4 million in 2012 compared to $40.5 million in 2011, an increase of $40.9 million or 101 percent. The categories contributing most significantly to the improvement in noninterest income during both periods were loan servicing income and gains on sale of loans. Other major contributors to the increase in noninterest income for the nine-month comparative period were securities gains and other noninterest income.

Service charges and fees increased $287 thousand or 8 percent during the quarters under comparison and $623 thousand or 6 percent during the nine-month periods under comparison. Service charges on checking and savings accounts recorded during the third quarter of 2012 were $1.0 million compared to $781 thousand during the third quarter of 2011, an increase of $237 thousand or 30 percent. For the nine months ended September 30, service charges on checking and savings accounts totaled $2.9 million during 2012 compared to $2.4 million during 2011, an increase of $513 thousand or 21 percent. Overdraft fees were $1.5 million during the third quarter of 2012 compared to $1.4 million during the third quarter of 2011, an increase of $44 thousand or 3 percent. For the nine months ended September 30, overdraft fees totaled $4.0 million during 2012 compared to $4.0 million during 2011, a decrease of $46 thousand or 1 percent. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.3 million during both the third quarter of 2012 and the third quarter of 2011. These same fees were $3.9 million during the first nine months of 2012 compared to $3.7 million during the first nine months of 2011, an increase of $131 thousand or 4 percent.

Loan servicing income increased $1.9 million or 179 percent for the third quarter of 2012 as compared to the third quarter of 2011 and $3.9 million or 99 percent for the first nine months of 2012 compared to the first nine months of 2011. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $3.3 million during the third quarter of 2012 compared to $743 thousand during the third quarter of 2011 and amortization of mortgage servicing rights was $1.9 million during the third quarter of 2012 compared to $1.1 million during the third quarter of 2011. Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $1.1 million during the third quarter of 2012 compared to $908 thousand during the third quarter of 2011. The portfolio of mortgage loans serviced for others by Heartland totaled $1.96 billion at September 30, 2012, compared to $1.47 billion at September 30, 2011. Heartland believes long term success in the mortgage banking business will depend on its ability to shift toward purchase originations, which will drive revenue when the refinance boom comes to an end. For the third quarter of 2012, refinancing activity represented 64 percent of total mortgage originations compared to 58 percent during the second quarter of 2012.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters:

	As Of and For the Quarter Ended
(Dollars in thousands)	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
Mortgage Servicing Fees	$1,123	$1,037	$967	$932	$908
Mortgage Servicing Rights Income	3,316	2,614	1,986	1,380	743
Mortgage Servicing Rights Amortization	(1,896)	(1,112)	(1,718)	(862)	(1,103)
Total Residential Mortgage Loan Servicing Income	$2,543	$2,539	$1,235	$1,450	$548
Valuation Adjustment on Mortgage Servicing Rights	$(493)	$(194)	$13	$(19)	$—
Gains On Sale of Loans	$13,750	$12,689	$8,502	$5,473	$3,183
Total Residential Mortgage Loan Applications	$672,382	$638,595	$549,315	$301,551	$262,952
Residential Mortgage Loans Originated	$488,658	$374,743	$293,724	$253,468	$143,317
Residential Mortgage Loans Sold	$448,704	$360,743	$243,836	$208,494	$97,591
Residential Mortgage Loan Servicing Portfolio	$1,963,567	$1,776,912	$1,626,129	$1,541,417	$1,467,127

Securities gains totaled $5.2 million during the third quarter of 2012 compared to $2.1 million during the third quarter of 2011. For the nine-month comparative period, securities gains totaled $14.1 million during 2012 compared to $8.9 million during 2011. Volatility in the bond market provided opportunities to swap securities from one sector of the portfolio to another without significantly changing the duration of the portfolio. Offsetting, in part, the securities gains was an impairment loss on securities totaling $981 thousand recorded during the first quarter of 2012. This impairment charge related to a decline in the credit quality of these securities. Management does not anticipate further declines on these or any other securities within the portfolio due to credit quality, but will continue to monitor the portfolio for any further declines. Based on its analysis, management believes it is prudent to continue to hold these securities as their economic value exceeds their market value.

Trading securities contributed a net loss of $163 thousand during the third quarter of 2012 compared to a net loss of $83 thousand during the third quarter of 2011. For the nine-month period ended September 30, trading securities experienced a net loss of $117 thousand during 2012 compared to a net gain of $214 thousand during 2011. These changes were driven by overall market conditions.

Gains on sale of loans totaled $13.8 million during the third quarter of 2012 compared to $3.2 million during the third quarter of 2011 and $12.7 million during the second quarter of 2012. For the nine-month period ended September 30, gains on sale of loans totaled $34.9 million during 2012 compared to $5.9 million during 2011. The volume of loans sold totaled $448.7 million during the third quarter of 2012, more than four times the $97.6 million sold during the third quarter of 2011. For the nine months ended September 30, the volume of loans sold totaled $1.1 billion during 2012 compared to $244.4 million during 2011. Pricing received on the sale of fixed rate residential mortgage loans into the secondary market improved through a bulk delivery method that was implemented during the second quarter of 2011, instead of an individual delivery method that had been used previously. At the same time, secondary market pricing began to be matched with origination pricing through the use of a software tool that assists in hedging the locked rate pipeline position. Beginning in the fourth quarter of 2012, Heartland plans to begin the pooling of certain newly originated mortgage loans into mortgage-backed securities prior to delivery into the secondary market.

Other noninterest income totaled $3.3 million during the first nine months of 2012 compared to a loss of $126 thousand during the first nine months of 2011. Included in other noninterest income during the first quarter of 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member.

Noninterest Expenses

The tables below show Heartland's noninterest expense for the quarters and nine-month periods indicated.

(Dollars in thousands)	Three Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$27,064	$17,736	$9,328	53%
Occupancy	2,596	2,396	200	8
Furniture and equipment	1,541	1,392	149	11
Professional fees	4,217	3,110	1,107	36
FDIC insurance assessments	811	798	13	2
Advertising	1,183	1,191	(8)	(1)
Intangible assets amortization	146	141	5	4
Net loss on repossessed assets	3,775	1,409	2,366	168
Other noninterest expenses	5,826	3,690	2,136	58
TOTAL NONINTEREST EXPENSES	$47,159	$31,863	$15,296	48%

(Dollars in thousands)	Nine Months Ended
	September 30, 2012	September 30, 2011	Change	% Change
NONINTEREST EXPENSES:
Salaries and employee benefits	$76,444	$53,402	$23,042	43%
Occupancy	7,612	6,995	617	9
Furniture and equipment	4,504	4,161	343	8
Professional fees	10,938	9,182	1,756	19
FDIC insurance assessments	2,482	2,929	(447)	(15)
Advertising	3,558	3,154	404	13
Intangible assets amortization	399	431	(32)	(7)
Net loss on repossessed assets	7,986	5,552	2,434	44
Other noninterest expenses	14,835	11,287	3,548	31
TOTAL NONINTEREST EXPENSES	$128,758	$97,093	$31,665	33%

For the third quarter of 2012, noninterest expense totaled $47.2 million, an increase of $15.3 million or 48 percent from the same quarter of 2011. For the nine-month period ended September 30, noninterest expense totaled $128.8 million in 2012 compared to $97.1 million in 2011, a $31.7 million or 33 percent increase.

The largest component of noninterest expense, salaries and employee benefits, increased $9.3 million or 53 percent during the third quarter of 2012 compared to the third quarter of 2011 and $23.0 million or 43 percent during the first nine months of 2012 compared to the first nine months of 2011. A large portion of these increases resulted from the expansion of residential loan origination and the addition of personnel in the Heartland Mortgage and National Residential Mortgage unit. Commission expense was $5.7 million during the third quarter of 2012 compared to $1.3 million during the third quarter of 2011. For the nine-month comparative period ended on September 30, commission expense totaled $14.0 million during 2012 and $3.3 million during 2011. The increases in commission expense are a direct result of the increased mortgage loan origination activity. Additionally, the accrual for incentive plan compensation payouts was significantly higher in 2012, in direct correlation with the higher period-to-date earnings and the reinstatement of incentive compensation for Heartland's executive officers after the repayment of TARP (Troubled Asset Relief Program) funds. Full-time equivalent employees totaled 1,391 on September 30, 2012, compared to 1,105 on September 30, 2011.

Professional fees increased $1.1 million or 36 percent during the third quarter of 2012 compared to the third quarter of 2011 and $1.8 million or 19 percent during the first nine months of 2012 compared to the same nine months in 2011. These increases were primarily associated with the workout and disposition of nonperforming assets and the services provided to Heartland by third-party consultants.

FDIC insurance assessments decreased $447 thousand or 15 percent during the first nine months of 2012 compared to the first nine months of 2011, primarily associated with a change in the FDIC assessment rates that became effective April 1, 2011. These new rates are based upon total assets minus tangible equity of the insured bank instead of total deposits.

Net losses on repossessed assets totaled $3.8 million during the third quarter of 2012 compared to $1.4 million during the third quarter of 2011. For the nine-month period ended on September 30, net losses on repossessed assets totaled $8.0 million during 2012 compared to $5.6 million during 2011. The majority of these losses resulted from valuation adjustments due to reductions in real estate values.

Other noninterest expenses increased $2.1 million or 58 percent during the third quarter of 2012 compared to the third quarter of 2011 and $3.5 million or 31 percent during the first nine months of 2012 compared to the first nine months of 2011.
A portion of these increases was attributable to the ramp up of our mortgage origination operations. Included in noninterest expenses are provisions to a reserve for the potential buyback of residential mortgage loans which amounted to $1.5 million during the third quarter of 2012 and $2.1 million during the first nine months of 2012. Also included in the first quarter 2012 other noninterest expenses was a $302 thousand charge for an early payment fee ($238 thousand) and remaining unamortized issuance costs ($64 thousand) due to the early redemption of $5.0 million of trust preferred securities. The first quarter of 2011 noninterest expenses included a $403 thousand writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale.

Income Taxes

Heartland's effective tax rate was 32.73 percent for the first nine months of 2012 compared to 28.37 percent for the first nine months of 2011. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $599 thousand during the first nine months of both 2012 and 2011. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 16.65 percent during the first nine months of 2012 compared to 25.87 percent during the first nine months of 2011. The tax-equivalent adjustment for this tax-exempt interest income was $5.4 million during the first nine months of 2012 compared to $4.2 million during the first nine months of 2011.

FINANCIAL CONDITION

Total assets were $4.59 billion at September 30, 2012, an increase of $288.1 million since December 31, 2011, with $165.5 million of this growth occurring in the third quarter and $114.8 million in the second quarter. Included in the asset growth for the third quarter of 2012 were the $53.5 million in assets acquired from Liberty Bank, FSB.

Lending Activities

Total loans and leases held to maturity were $2.65 billion at September 30, 2012, compared to $2.48 billion at year-end 2011, an increase of $166.7 million or 9 percent annualized, with $18.4 million occurring during the third quarter and $97.2 million during the second quarter. Included in the loan growth for the third quarter of 2012 were the $9.6 million in loans acquired from Liberty Bank, FSB. Commercial and commercial real estate loans, which totaled $1.90 billion at September 30, 2012, increased $92.9 million or 7 percent annualized since year-end 2011, with a decrease of $1.6 million during the third quarter and $61.4 million in growth occurring in the second quarter. Two larger relationships with outstanding balances totaling $10.8 million were repaid during the third quarter of 2012 when the businesses were sold. Additionally, payoffs totaling $9.6 million were received on a few credits as part of exit strategies related to the increased credit risk identified in these relationships. Excluding these nonrecurring events, loan production continues its positive trend over the past several quarters. Residential mortgage loans, which totaled $229.0 million at September 30, 2012, increased $34.5 million or 24 percent annualized since year-end 2011, with $8.9 million of this growth occurring during the third quarter and $17.2 million in the second quarter. Agricultural and agricultural real estate loans, which totaled $283.7 million at September 30, 2012, increased $20.7 million or 11 percent annualized since year-end 2011, with $4.4 million of this growth occurring in the third quarter and $8.6 million in the second quarter. Consumer loans, which totaled $236.6 million at September 30, 2012, increased $16.5 million or 10 percent annualized since year-end 2011, with $6.0 million of the growth occurring during the third quarter and $8.2 million during the second quarter.

Heartland is focused on providing affordable credit to small commercial and agricultural clients, and participation in the Small Business Lending Fund ("SBLF") provides an additional incentive to employ these funds to support expansion of programs for small businesses at all of Heartland's subsidiary banks. The initial 5.00 percent dividend rate payable on the preferred stock issued to the U.S. Treasury under the SBLF is subject to reduction during the second to tenth quarter after issuance (through December 31, 2013) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00 percent if QSBL increases by ten percent or more over that period. Heartland's baseline amount was determined to be $923.0 million, which would require growth in QSBL of $92.3 million to have the dividend rate paid to the U.S. Treasury reduced to 1.00 percent. Any reduction in the dividend rate paid to the U.S. Treasury does not begin until QSBL has grown by more than 2.5 percent over the baseline. Through September 30, 2012, Heartland's QSBL had grown by $86.7 million or 9.3 percent. The dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury is 2.00 percent for both the fourth quarter of 2012 and first quarter of 2013.

The table below presents the composition of the loan portfolio as of September 30, 2012, and December 31, 2011:

LOAN PORTFOLIO (Dollars in thousands)
	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$664,659	25.06%	$645,666	25.95%
Commercial real estate	1,237,724	46.67	1,163,784	46.79
Agricultural and agricultural real estate	283,697	10.70	262,975	10.57
Residential mortgage	228,972	8.64	194,436	7.82
Consumer	236,619	8.92	220,099	8.85
Lease financing, net	205	0.01	450	0.02
Gross loans and leases receivable held to maturity	2,651,876	100.00%	2,487,410	100.00%
Unearned discount	(962)		(2,463)
Deferred loan fees	(2,955)		(3,663)
Total net loans and leases receivable held to maturity	2,647,959		2,481,284
Loans covered under loss share agreements:
Commercial and commercial real estate	$3,772	44.32%	$6,380	47.80%
Agricultural and agricultural real estate	863	10.14	1,659	12.43
Residential mortgage	3,099	36.41	4,158	31.15
Consumer	777	9.13	1,150	8.62
Total loans covered under loss share agreements	8,511	100.00%	13,347	100.00%
Allowance for loan and lease losses	(40,401)		(36,808)
Loans and leases receivable, net	$2,616,069		$2,457,823

Loans and leases secured by real estate, either fully or partially, totaled $1.86 billion or 70 percent of total loans and leases at September 30, 2012. Of the non-farm, nonresidential loans, 58 percent are owner occupied. The largest categories within Heartland's real estate secured loans at September 30, 2012, and December 31, 2011, are listed below:

LOANS SECURED BY REAL ESTATE (Dollars in thousands)
	September 30, 2012	December 31, 2011
Residential real estate, excluding residential construction and residential lot loans	$521,418	$426,736
Industrial, manufacturing, business and commercial	218,944	199,487
Agriculture	190,950	200,204
Retail	171,261	161,795
Office	140,949	136,826
Land development and lots	113,676	129,783
Hotel, resort and hospitality	106,332	111,550
Multi-family	83,359	66,063
Food and beverage	78,500	73,196
Warehousing	66,347	62,973
Health services	39,150	23,803
Residential construction	33,652	37,685
All other	98,931	111,999
Total loans secured by real estate	$1,863,469	$1,742,100

Loans held for sale totaled $99.4 million at September 30, 2012, an increase of $45.9 million or 86 percent since year-end 2011. Heartland expects these balances to increase by as much as $75.0 million during the fourth quarter of 2012 as management begins the pooling of certain newly originated mortgage loans into mortgage-backed securities prior to delivery into the secondary market.

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

The allowance for loan and lease losses at September 30, 2012, was 1.53 percent of loans and leases and 99.16 percent of nonperforming loans compared to 1.48 percent of loans and leases and 64.09 percent of nonperforming loans at December 31, 2011, and 1.86 percent of loans and leases and 60.85 percent of nonperforming loans at September 30, 2011. A reduction in the level of impaired loans against which an allowance for loan and lease losses is maintained was the primary contributor to the lower provision during the first nine months of 2012. The portion of the allowance for loan and lease losses maintained for impaired loans has decreased $7.4 million since September 30, 2011, leaving the allowance on non-impaired loans relatively stable at 1.33 percent of loans and leases at September 30, 2012, compared to 1.34 percent at September 30, 2011.

Nonperforming loans, exclusive of those covered under loss sharing agreements, were $40.7 million or 1.54 percent of total loans and leases at September 30, 2012, compared to $57.4 million or 2.31 percent of total loans and leases at December 31, 2011, and $72.6 million or 3.06 percent of total loans and leases at September 30, 2011. Approximately 44 percent, or $17.9 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 9 borrowers, are primarily concentrated in Heartland's banks serving the Western states, with $6.7 million originated by Arizona Bank & Trust, $3.4 million originated by Rocky Mountain Bank, $3.1 million originated by Wisconsin Bank & Trust (formerly known as Wisconsin Community Bank), $1.8 million originated by Galena State Bank & Trust Company, $1.5 million originated by New Mexico Bank & Trust and $1.4 million originated by Riverside Community Bank. The portion of Heartland's nonperforming loans covered by government guarantees was $650 thousand at September 30, 2012. As identified using the North American Industry Classification System (NAICS), $9.9 million of nonperforming loans with individual balances exceeding $1.0 million were for lot and land development and the remaining $8.0 million was distributed among five other industry categories.

Other real estate owned was $36.1 million at September 30, 2012, compared to $37.9 million at June 30, 2012, $38.9 million at March 31, 2012, and $44.4 million at December 31, 2011. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During 2012, $4.2 million of other real estate owned was sold during the third quarter, $5.9 million during the second quarter and $12.4 million during the first quarter.

Net charge-offs on loans during the third quarter of 2012 were $536 thousand compared to $4.1 million during the third quarter of 2011.

Delinquencies in each of the loan portfolios continue to be relatively stable and no significant adverse trends were identified during the third quarter of 2012. Loans delinquent 30 to 89 days were 0.53 percent of total loans at September 30, 2012, compared to 0.46 percent at June 30, 2012, 0.55 percent at March 31, 2012, 0.23 percent at December 31, 2011, and 0.54 percent at September 30, 2011.

It is too early to fully estimate the impact this year's drought will have on Heartland's agricultural loan portfolio, which totaled $283.7 million at September 30, 2012. While Heartland is well diversified within this portfolio, a drought-damaged crop will impact most agricultural segments. Grain operations will experience reduced income from lower yields, while livestock producers and dairy operations will incur increased costs for feed. Yields so far from this fall's harvest are mixed, with some being surprisingly better than expected. Most of our grain producers carry crop insurance that will protect them from a catastrophic loss and most of our larger livestock operations also forward contract feed costs to protect from rising costs. Our agricultural lenders have reviewed their portfolios and expect limited increased risk exposure due to the drought of 2012.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Dollars in thousands)
	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$36,808	$42,693
Provision for loan and lease losses	4,852	21,581
Recoveries on loans and leases previously charged off	5,653	4,280
Charge-offs on loans and leases not covered by loss share agreements	(6,612)	(23,846)
Charge-offs on loans and leases covered by loss share agreements	(300)	(513)
Balance at end of period	$40,401	$44,195
Annualized ratio of net charge offs to average loans and leases	0.06%	1.12%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated:

NONPERFORMING ASSETS (Dollars in thousands)
	September 30,		December 31,
	2012	2011	2011	2010
Not covered under loss share agreements:
Nonaccrual loans and leases	$40,743	$72,629	$57,435	$90,512
Loan and leases contractually past due 90 days or more	—	—	—	85
Total nonperforming loans and leases	40,743	72,629	57,435	90,597
Other real estate	35,994	38,640	43,506	31,731
Other repossessed assets	496	398	648	302
Total nonperforming assets not covered under loss share agreements	$77,233	$111,667	$101,589	$122,630
Covered under loss share agreements:
Nonaccrual loans and leases	$2,236	$3,886	$3,345	$4,901
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	2,236	3,886	3,345	4,901
Other real estate	145	548	881	271
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$2,381	$4,434	$4,226	5,172
Performing troubled debt restructured loans (1)	$22,385	$24,853	$25,704	$23,719
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	1.54%	3.06%	2.31%	3.86%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	2.88%	4.63%	4.02%	5.16%
Nonperforming assets not covered under loss share agreements to total assets	1.68%	2.72%	2.36%	3.07%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the third quarter of 2012 and the first nine months of 2012:

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2012	$47,707	$37,941	$465	$86,113
Loan foreclosures	(5,553)	5,546	7	—
Net loan recoveries	(536)	—	—	(536)
New nonperforming loans	6,211	—	—	6,211
Reduction of nonperforming loans(1)	(4,850)	—	—	(4,850)
OREO/Repossessed sales proceeds	—	(3,941)	(11)	(3,952)
OREO/Repossessed assets writedowns, net	—	(3,407)	(43)	(3,450)
Net activity at Citizens Finance Co.	—	—	78	78
September 30, 2012	$42,979	$36,139	$496	$79,614

(1) Includes principal reductions and transfers to performing status.

(Dollars in thousands)	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2011	$60,780	$44,387	$648	$105,815
Loan foreclosures	(20,192)	20,108	84	—
Net loan recoveries	(1,259)	—	—	(1,259)
New nonperforming loans	15,166	—	—	15,166
Reduction of nonperforming loans(1)	(11,516)	—	—	(11,516)
OREO/Repossessed sales proceeds	—	(22,182)	(355)	(22,537)
OREO/Repossessed assets writedowns, net	—	(6,174)	(155)	(6,329)
Net activity at Citizens Finance Co.	—	—	274	274
September 30, 2012	$42,979	$36,139	$496	$79,614

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 29 percent of total assets at September 30, 2012, compared to 31 percent at year-end 2011. Total available for sale securities as of September 30, 2012, were $1.28 billion, an increase of $8.3 million or less than 1 percent since December 31, 2011.

The composition of the securities portfolio changed slightly during the nine months ended September 30, 2012, as a larger portion of the securities sales were in lower-yielding U.S. government corporate and agency securities. The percentage of mortgage-backed securities to total securities was 64 percent at September 30, 2012, compared to 63 percent at year-end 2011. Approximately 85 percent of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at September 30, 2012. Heartland's securities portfolio had an expected duration of 4.16 years as of September 30, 2012.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of September 30, 2012, and December 31, 2011:

SECURITIES PORTFOLIO COMPOSITION (Dollars in thousands)
	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$17,498	1.31%	$107,147	8.08%
Mortgage-backed securities	857,935	64.41	834,185	62.88
Obligation of states and political subdivisions	410,201	30.79	335,799	25.31
Other securities	46,448	3.49	49,461	3.73
Total securities	$1,332,082	100.00%	$1,326,592	100.00%

Deposits And Borrowed Funds

Total deposits were $3.50 billion at September 30, 2012, compared to $3.21 billion at year-end 2011, an increase of $292.9 million or 12 percent annualized, with $168.1 million of the growth occurring during the third quarter and $59.1 million during the second quarter. Included in the deposit growth for the third quarter of 2012 were the $53.4 million in deposits acquired from Liberty Bank, FSB. The composition of Heartland's deposits continues to improve as no-cost demand deposits as a percentage of total deposits was 25 percent at September 30, 2012, compared to 23 percent at year-end 2011. Demand deposits increased $140.5 million or 25 percent annualized since year-end 2011, with $78.2 million of this growth occurring during the third quarter and $28.1 million during the second quarter. Savings deposits increased $131.2 million or 10 percent annualized since December 31, 2011, with $75.6 million of this growth occurring during the third quarter and $2.8 million during the second quarter. Certificates of deposit, exclusive of brokered deposits, increased $5.4 million or 1 percent annualized since year-end 2011, with $9.2 million during the third quarter and $18.2 million during the second quarter, due primarily to additional deposits from a few public entities in the Dubuque, Iowa market. As a percentage of total deposits, certificates of deposit remained below 25 percent at September 30, 2012.

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of September 30, 2012, the amount of short-term borrowings was $245.3 million compared to $270.1 million at year-end 2011, a decrease of $24.8 million or 9 percent, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $218.6 million at September 30, 2012, compared to $253.5 million at December 31, 2011, a decrease of $34.9 million or 14 percent.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide working capital to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $10.0 million at any one time. There was no balance outstanding on these revolving credit lines at both September 30, 2012, and December 31, 2011.

As of September 30, 2012, the amount of other borrowings was $377.5 million, an increase of $4.7 million or 1 percent since year-end 2011. Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. Heartland continues to have a $15.0 million amortizing term loan with an unaffiliated bank. In January 2012, Heartland issued an additional $10.0 million of senior notes to two of the accredited investors that had purchased senior notes in 2011. Additionally, maturities on a portion of the existing senior notes were extended such that $17.5 million remained at the original maturity date of December 1, 2015, $7.0 million will mature on each of February 1, 2017, and February 1, 2018, and $6.0 million will mature on February 1, 2019. The senior notes are unsecured and bear interest at 5.00 percent per annum payable quarterly. A portion of the additional senior notes was used to redeem $5.0 million of trust preferred securities.

Other borrowings also include structured wholesale repurchase agreements, which totaled $85.0 million at both September 30, 2012, and December 31, 2011. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60 percent. The prepayment fee of $238 thousand and the remaining unamortized issuance costs of $64 thousand were expensed upon redemption. A schedule of Heartland's trust preferred offerings outstanding as of September 30, 2012, is as follows:

(Dollars in thousands)
Amount Issued	Issuance Date	Interest Rate	Interest Rate as of September 30, 2012(1)	Maturity Date	Callable Date
$20,000	10/10/2003	8.25%	8.25%	10/10/2033	12/30/2012
25,000	3/17/2004	2.75% over Libor	3.14%(2)	3/17/2034	12/17/2012
20,000	1/31/2006	1.33% over Libor	1.79%(3)	4/7/2036	10/7/2012
20,000	6/21/2007	6.75%	6.75%	9/15/2037	12/15/2012
20,000	6/26/2007	1.48% over Libor	1.90%(4)	9/1/2037	12/1/2012
$105,000

(1) Effective weighted average interest rate as of September 30, 2012, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 8 to Heartland's consolidated financial statements.

(2) Effective interest rate as of September 30, 2012, was 5.33% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

(3) Effective interest rate as of September 30, 2012, was 4.69% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

(4) Effective interest rate as of September 30, 2012, was 4.70% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

Also in other borrowings are the borrowings by the bank subsidiaries from the Federal Home Loan Bank ("FHLB") of which they are a member. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings totaled $142.0 million at September 30, 2012, and $132.3 million at December 31, 2011. Total FHLB borrowings at September 30, 2012, had an average rate of 3.02 percent and an average maturity of 2.37 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.25 years.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2012, and December 31, 2011, commitments to extend credit aggregated $900.3 million and $765.8 million, and standby letters of credit aggregated $25.4 million and $49.1 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2011. Except for the funding obligations under the merger agreement referenced below, there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On August 2, 2012, Heartland announced that it had entered into a definitive merger agreement with First Shares, Inc. ("FSI"), the parent company of First National Bank of Platteville in Platteville, Wisconsin. Under the terms of the agreement, the outstanding shares of FSI will be converted into a combination of cash and shares of Heartland common stock, with the aggregate purchase price, estimated at $11.0 million, to be based upon the financial position of FSI prior to closing. The stock consideration is expected to be approximately 60 percent of the purchase price. Simultaneous with the closing of the transaction, First National Bank will be merged into Heartland's Wisconsin Bank & Trust subsidiary. Heartland expects to close on this transaction on November 16, 2012.

On October 11, 2012, Heartland announced that it had entered into a definitive agreement to acquire Heritage Bank, National Association, a Phoenix-based commercial bank. Heritage is a subsidiary of AmeriNational Corporation of Overland Park, Kansas. According to terms of the agreement, Heartland will acquire Heritage in an all-cash transaction valued at approximately $15.4 million. Heartland expects to close on this transaction in December of 2012.

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

Heartland's capital ratios were as follows for the dates indicated:

CAPITAL RATIOS (Dollars in thousands)
	September 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios (1)
Tier 1 capital	$455,764	13.71%	$427,145	14.08%
Tier 1 capital minimum requirement	132,960	4.00%	121,357	4.00%
Excess	$322,804	9.71%	$305,788	10.08%
Total capital	$526,589	15.84%	$481,513	15.87%
Total capital minimum requirement	265,920	8.00%	242,715	8.00%
Excess	$260,669	7.84%	$238,798	7.87%
Total risk-adjusted assets	$3,324,003		$3,033,935
Leverage Capital Ratios (2)
Tier 1 capital	$455,764	10.12%	$427,145	10.24%
Tier 1 capital minimum requirement (3)	180,198	4.00%	166,865	4.00%
Excess	$275,566	6.12%	$260,280	6.24%
Average adjusted assets (less goodwill and other intangible assets)	$4,504,941		$4,171,625

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

Operating activities provided cash of $16.4 million during the first nine months of 2012 compared to $73.7 million during the first nine months of 2011. The biggest contributor to this change was activity in loans originated for sale which used cash of $45.9 million during the first nine months of 2012 compared to $12.6 million during the first nine months of 2011.

Investing activities used cash of $166.8 million during the first nine months of 2012 compared to using cash of $135.7 million during the first nine months of 2011. A net increase in loans and leases used cash of $173.8 million during the first nine months of 2012 compared to $96.9 million during the first nine months of 2011. Additionally, purchases of securities used cash of $760.3 million during the first nine months of 2012 compared to $682.2 million during the first nine months of 2011 while the proceeds from securities sales, paydowns and maturities were $720.6 million during the first nine months of 2012 compared to $638.3 million during the first nine months of 2011.

Financing activities provided cash of $211.6 million during the first nine months of 2012 compared to providing cash of $81.0 million during the first nine months of 2011. A net increase in deposit accounts provided cash of $239.5 million during the first nine months of 2012 compared to $139.6 million during the same nine months of 2011. Activity in short-term borrowings used cash of $24.8 million during the first nine months of 2012 compared to $62.7 million during the first nine months of 2011. Cash proceeds from other borrowings were $11.1 million during the first nine months of 2012 compared to $18.5 million during the first nine months of 2011. Repayment of other borrowings used cash of $6.4 million during the first nine months of 2012 compared to $5.1 million during the first nine months of 2011.

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

At September 30, 2012, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on September 30, 2012.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first nine months of 2012.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2012, and September 30, 2011, provided the following results:

	2012		2011
	Net Interest Margin (in thousands)	% Change From Base	Net Interest Margin (in thousands)	% Change From Base

Year 1
Down 100 Basis Points	$145,019	(0.56)%	$137,826	0.15%
Base	$145,838		$137,613
Up 200 Basis Points	$145,502	(0.23)%	$134,704	(2.11)%
Year 2
Down 100 Basis Points	$140,653	(3.56)%	$129,052	(6.22)%
Base	$144,585	(0.86)%	$132,622	(3.63)%
Up 200 Basis Points	$151,398	3.81%	$136,239	(1.00)%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $216 thousand at September 30, 2012, and $333 thousand at December 31, 2011, and in both cases were less than 1 percent of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the first nine months of 2012 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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
Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of those assets. As of September 30, 2012, Heartland had $8.5 million of loans and $145 thousand of other real estate owned, or a total of $8.6 million (0.2 percent of total assets), covered by loss share agreements with the FDIC.

Our participation in the SBLF subjects us to certain reporting obligations and imposes restrictions on the payment of dividends on our common stock and the repurchase of shares of our common stock.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Heartland and its affiliated purchasers during the quarter ended September 30, 2012, of its common stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
07/01/12-07/31/12	0	$—	0	$9,307,976
08/01/12-08/31/12	29,944	25.47	29,944	$10,019,168
09/01/12-09/30/12	17,079	27.43	17,079	$10,732,654
Total:	47,023	$26.18	47,023	N/A

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

On October 11, 2012, Heartland entered into a definitive agreement to acquire Heritage Bank, National Association, a Phoenix-based commercial bank. Heritage is a subsidiary of AmeriNational Corporation of Overland Park, Kansas. According to terms of the agreement, Heartland will acquire Heritage in an all-cash transaction valued at approximately $15.4 million. Heritage had assets of approximately $107 million, loans of $75 million and deposits of $84 million as of September 30, 2012. Heartland expects to close on this transaction in December of 2012. Goodwill associated with this transaction is estimated to be approximately $4.0 million.

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

Dated: November 9, 2012