Form 10-K
period 2012-12-31
HEARTLAND FINANCIAL USA INC
filed 2013-03-15
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes *  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $344,095,539.

As of March 14, 2013, the Registrant had issued and outstanding 16,857,828 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report

PART I

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA") that was originally formed in the State of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website, or at the Commission's website at www.sec.gov. Proxy materials for our upcoming 2013 annual shareholders meeting to be held on May 22, 2013, will be available electronically via a link on our website at www.htlf.com.

As of December 31, 2012, Heartland had ten bank subsidiaries in the States of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota, (collectively, the "Bank Subsidiaries"). On December 7, 2012, Heartland acquired Heritage Bank, N.A., a national banking association located in Phoenix, Arizona, for which we have obtained regulatory approvals to merge into our Arizona Bank & Trust bank subsidiary on March 15, 2013. Exclusive of Heritage Bank, all Bank Subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are our Bank Subsidiaries, which operate a total of 68 banking locations after the merger:

•
Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the State of Iowa. Dubuque Bank and Trust Company has two wholly-owned subsidiaries: DB&T Insurance, Inc., a multi-line insurance agency and DB&T Community Development Corp., a partner in low-income housing and historic rehabilitation projects.

•	Galena State Bank & Trust Co., Galena, Illinois, is chartered under the laws of the State of Illinois.

•	Riverside Community Bank, Rockford, Illinois, is chartered under the laws of the State of Illinois.

•	Wisconsin Bank & Trust (formerly known as Wisconsin Community Bank), Madison, Wisconsin, is chartered under the laws of the State of Wisconsin.

•	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the State of New Mexico.

•	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the State of Montana.

•	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the State of Arizona.

•	Summit Bank & Trust, Broomfield, Colorado, is chartered under the laws of the State of Colorado.

•	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the State of Minnesota.

Heartland has two active non-bank subsidiaries as listed below:

•	Citizens Finance Co. is a consumer finance company with offices in Iowa, Illinois and Wisconsin.

•	Heartland Community Development Inc. is a property management company with a primary purpose of holding and managing certain nonperforming assets acquired from the Bank Subsidiaries.

In addition, Heartland has issued trust preferred securities through five special purpose trust subsidiaries formed for the purpose of offering the cumulative capital securities, including Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI and Heartland Financial Statutory Trust VII.

Heartland’s subsidiaries are wholly owned, except for Minnesota Bank & Trust, of which Heartland owned 80% of the capital stock on December 31, 2012.

At December 31, 2012, Heartland had total assets of $4.99 billion, total loans of $2.82 billion and total deposits of $3.85 billion. Heartland’s total capital as of December 31, 2012, was $401.8 million. Net income available to common stockholders for 2012 was $46.4 million.

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

We supplement the local services of our Bank Subsidiaries with a full complement of ancillary services, including trust and wealth management services, investment services and insurance services. We provide convenient electronic banking services and client access to account information through business and personal online banking, mobile banking, bill payment, remote deposit capture, treasury management services, VISA debit cards and automated teller machines.

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

Another component of our operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. We have established ownership guidelines for executive management and have made an employee stock purchase plan available to employees since 1996. As of December 31, 2012, approximately 20% of Heartland’s outstanding common stock was directly registered in the name of our employees, officers and directors.

We maintain a strong community commitment by supporting the active participation of our employees, officers and board members in local charitable, civic, school, religious and community development activities.

Acquisition and Expansion Strategy

Our primary strategies are to increase profitability and diversify our market area and asset base by expanding existing subsidiaries through acquisitions and to grow organically by increasing our customer base in the markets we serve. In the current environment, we are seeking opportunities for growth through acquisitions. Although we are focused on opportunities in our existing and adjacent markets, we would consider acquisitions in a new market if it fits our business model and would be accretive to earnings within the first year. We typically consider acquisitions of established financial services organizations, primarily commercial banks or thrifts. We have also formed de novo banking institutions in locations determined to have market potential and management with banking expertise and a philosophy similar to our own.

In recent years, we have focused on markets with growth potential in the Midwestern and Western regions of the United States, with a strategic goal to expand our presence in Western markets to 50% of total assets, thereby balancing the growth in our Western markets with the stability of our Midwestern markets. As of December 31, 2012, Heartland had approximately 39% of its assets in Western markets.

In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation. In 2006, Arizona Bank & Trust expanded by acquiring Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona. In December 2012, Heartland acquired Heritage Bank, N.A., a Phoenix-based commercial bank and subsidiary of Ameri-National Corporation of Overland Park, Kansas. In March 2013, we plan to merge Heritage Bank into Arizona Bank & Trust and combine Heritage Bank's main location into ours. After the merger, Arizona Bank & Trust will have eight banking locations.

We acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank in June 2004. Headquartered in Billings, Montana, Rocky Mountain Bank has ten branch locations throughout the state.

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

In July 2012, Dubuque Bank and Trust purchased three retail banking offices from Liberty Bank, FSB in its Dubuque, Iowa market. The transaction included deposits of $53.8 million, loans of $9.4 million and certain other assets.

In November 2012, Heartland acquired First Shares Inc., parent company of First National Bank of Platteville in Platteville, Wisconsin. The transaction included assets of $128.0 million, loans of $84.9 million and deposits of $114.2 million. Simultaneous with closing of the transaction, First National Bank was merged into Heartland's Wisconsin Bank & Trust subsidiary. The merger expanded the number of Wisconsin Bank & Trust locations from seven to ten and added three communities in southwestern Wisconsin to the bank's service area.

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

Many of the businesses in the communities we serve are small to mid-sized businesses, and commercial lending to small businesses has been, and continues to be, an emphasis for our Bank Subsidiaries. Wisconsin Bank & Trust, Rocky Mountain Bank and New Mexico Bank & Trust are each designated as a Preferred Lender by the U.S. Small Business Administration (SBA). These three banks, along with Riverside Community Bank, are also designated as SBA Express Lenders. Additionally, Wisconsin Bank & Trust has been granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program. We believe that these guaranteed loans help the communities in which we operate and provide us with a source of income and solid future lending relationships with local businesses as they grow and prosper.

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

In 2012, Heartland announced that we had teamed with BluePath Finance LLC to provide upfront financing for the installation of energy-efficient building products used by commercial and industrial companies, as well as the non-profit and public sectors. We believe our relationship with BluePath can help our customers become more energy efficient. BluePath can provide the financial model to accomplish this and help companies realize a bottom-line benefit by reducing costs and increasing profits.

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

The downturn in the overall economy that negatively impacted our overall asset quality between 2008 and 2011 resulted in the formation of an internal Special Assets group to focus on resolving problem assets. All commercial or agricultural loans in a default or workout status are assigned to the Special Assets group. Special Assets personnel are also responsible for marketing repossessed properties and meet with representatives from each bank on a monthly basis.

Agricultural Loans

Agricultural loans are emphasized by those Bank Subsidiaries with operations in and around rural markets, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust’s Monroe and Platteville banking centers and New Mexico Bank & Trust’s Clovis banking offices. Dubuque Bank and Trust Company is one of the largest agricultural lenders in the State of Iowa. Agricultural loans constituted approximately 12% of our total loan portfolio at December 31, 2012. In making agricultural loans, we have policies designating a primary lending area for each Bank Subsidiary, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

Residential Real Estate Mortgage Loans

Mortgage lending remains a focal point for Heartland as we continue to build our residential real estate lending business. As long-term interest rates have remained at relatively low levels during the past several years, many customers elected mortgage loans that are fixed rate with fifteen- or thirty-year maturities. We usually sell these loans into the secondary market and retain servicing on the loans sold to Fannie Mae. We believe that mortgage servicing on sold loans provides a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing provides an opportunity to maintain regular contact with mortgage loan customers. At December 31, 2012, total residential real estate mortgage loans serviced for others totaled $2.20 billion.

As with agricultural and commercial loans, we encourage participation in lending programs sponsored by U.S. government agencies when justified by market conditions. Loans insured or guaranteed under programs through the Veterans Administration (the "VA") and the Federal Home Administration (the "FHA") are offered at all of the Bank Subsidiaries.

Late in 2010, we announced a significant addition to our residential mortgage lending capabilities with the hiring of a mortgage banking team of professionals and executives in the Phoenix, Arizona market. Operating under the brand National Residential Mortgage, the unit now provides residential mortgage lending services at all Bank Subsidiaries and serves the non-Heartland markets of metro San Diego, California; Reno, Nevada; Buffalo, Wyoming; Meridian, Idaho; and Minot, North Dakota. Administrative and back office support for these operations is performed by "Heartland Mortgage," a division of our lead bank, Dubuque Bank and Trust Company.

Dubuque Bank and Trust Company received approval in 2012 to be a Ginnie Mae (GNMA) issuer for the GNMA I and II single-family mortgage-backed securities program. The approval allows Dubuque Bank and Trust Company to pool and securitize Federal Housing Administration (FHA) loans, Department of Veterans Affairs loans, and Department of Agriculture's Rural Development loans, and provides an avenue for increasing growth by adding these loans to the servicing portfolio.

Consumer Lending

The consumer lending service of our Bank Subsidiaries provides a broad array of consumer loans, including motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Our consumer finance subsidiary, Citizens Finance Co., specializes in consumer lending and currently serves the consumer credit needs of nearly 11,000 customers from eleven locations in Iowa, Illinois and Wisconsin. Citizens Finance Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Trust and Investment Services

Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust and Minnesota Bank & Trust offer trust and investment services in their respective communities. In those markets that do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2012, total Heartland trust assets were $1.5 billion, $1.4 billion of which were assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations.

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

The principal office of Heartland and Dubuque Bank and Trust Company’s main office currently occupy the same building. Heartland’s operations center is located directly across the street from Dubuque Bank and Trust Company’s main office. In addition to its main banking office, Dubuque Bank and Trust Company operates eight branch offices in Dubuque County, two branch offices in Keokuk, Iowa, one branch office in Carthage, Illinois and one branch office in East Dubuque, Illinois. In June 2011, Heartland combined its First Community Bank charter with its Dubuque Bank and Trust Company charter. The consolidation of charters was designed to realize efficiencies in operating costs, audits, regulatory examinations and insurance premiums. The First Community Bank offices serve customers in the tri-county region of Lee County, Iowa; Hancock County, Illinois; and Clark County, Missouri. According to the 2010 census, the population of Keokuk, primarily an industrial community, is 10,780 and the population of Lee County is 35,862.

As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as the parent organization.

The administrative and back office support for National Residential Mortgage, the brand name used for residential mortgage lending services at our non-footprint locations, operates as a division of Dubuque Bank and Trust Company from an office facility in Scottsdale, Arizona.

Dubuque Bank and Trust Company also operates residential mortgage loan production offices, under the National Residential Mortgage brand name, in metro San Diego, California and Reno, Nevada.

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

Wisconsin Bank & Trust
Wisconsin Bank & Trust’s main office is located in Madison, Wisconsin, in Dane County. The bank operates three branch offices in the Madison suburbs, one branch office in Monroe, Wisconsin, and three branch offices in southwestern Wisconsin in Platteville, Lancaster and Hazel Green. Based on the 2010 census, the Madison Metropolitan Statistical Area has a population of 568,593 and the population of the City of Madison is 233,209. The city of Monroe is approximately 50 miles southwest of Madison in Green County. Wisconsin Bank & Trust also has offices in the cities of Sheboygan and De Pere, which are located in the northeastern Wisconsin counties of Sheboygan and Brown, respectively.

New Mexico Bank & Trust
New Mexico Bank & Trust operates nine offices in or around Albuquerque, New Mexico, four offices in and around Clovis, New Mexico, and two offices in Santa Fe, New Mexico. Located in Bernalillo County, the Albuquerque Metropolitan Statistical Area has a 2010 population of 907,775 and the City of Albuquerque has a 2010 population of 545,852. Clovis, the county seat for Curry County, is located approximately 220 miles east of Albuquerque, 100 miles northwest of Lubbock, Texas, and 105 miles southwest of Amarillo, Texas, and has a population of 37,775. Santa Fe, located in Santa Fe County, has a population of 67,947.

Arizona Bank & Trust
Arizona Bank & Trust currently operates seven offices, including the main office in Phoenix, one in Mesa, one in Tempe, two in Chandler, one in Gilbert and one in Scottsdale. After the merger of Heritage Bank into Arizona Bank & Trust, scheduled for March 15, 2013, it will operate an eighth office in Tempe. These cities are all located in the Phoenix metropolitan area within Maricopa County. Based on the 2010 Census, Phoenix metro area is the 14th largest metro area by population in the United States with approximately 4.2 million people. Arizona Bank & Trust operates one residential mortgage loan production office in Scottsdale.

Rocky Mountain Bank
Rocky Mountain Bank operates from ten locations throughout the State of Montana. Rocky Mountain Bank’s main office and two additional branch offices operate in Billings, which is the state’s largest city and an agricultural, retail and business center. Billings is also the county seat of Yellowstone County, which has a 2010 Census population of 147,972 and the city has a population of 104,170. The bank has one office in northeastern Montana in the city of Plentywood. Its remaining six offices are spread throughout the western corridor of Montana in the cities of Bozeman, Bigfork, Kalispell, Plains, Stevensville and Whitehall. Rocky Mountain Bank operates residential mortgage loan production offices, under the National Residential Mortgage brand name, in Buffalo, Wyoming and Meridian, Idaho.

Summit Bank & Trust
The main facility for Summit Bank & Trust is located in Broomfield, Colorado. The city and county of Broomfield are located in the northwestern tier of the Denver-Aurora Metropolitan Area. The population of Broomfield, according to the 2010 Census, is 55,889. Broomfield is the sixteenth most populous city in the State of Colorado. A second location was opened in June of 2007 in Thornton, just west of the Denver International Airport and a third location was added in October of 2007 in Erie, Colorado, which is approximately 25 miles north of Denver. Summit Bank & Trust operates residential mortgage loan production offices in Denver and Greenwood Village, Colorado.

Minnesota Bank & Trust
Minnesota Bank & Trust currently operates from a leased facility in Edina, Minnesota, a first tier suburb of Minneapolis. The population of Edina was 47,941 in 2010 according to the U.S. Census Bureau. Minnesota Bank & Trust operates a residential mortgage loan production office, under the National Residential Mortgage brand name, in Minot, North Dakota.

Citizens Finance Co.
Citizens Finance Co. is headquartered in Dubuque, Iowa, with additional offices in Davenport and Cedar Rapids, Iowa; Madison and Appleton, Wisconsin; and the Illinois cities of Loves Park, Tinley Park, Crystal Lake, Elgin, Aurora and Peoria.

The following table sets forth certain information concerning the Bank Subsidiaries as of December 31, 2012, dollars in thousands:

Heartland Bank Subsidiaries
Bank Subsidiaries	Charter Location	Year Acquired or Opened	Number Of Bank Offices	Total Portfolio Loans	Total Deposits
Dubuque Bank and Trust Company	Dubuque, IA	1935	13	$814,400	$1,150,141
Galena State Bank & Trust Co.	Galena, IL	1992	4	$176,109	$245,554
Riverside Community Bank	Rockford, IL	1995	4	$166,852	$344,005
Wisconsin Bank & Trust	Madison, WI	1997	10	$446,214	$549,773
New Mexico Bank & Trust	Albuquerque, NM	1998	15	$497,837	$721,445
Arizona Bank & Trust	Phoenix, AZ	2003	7	$189,314	$243,044
Rocky Mountain Bank	Billings, MT	2004	10	$278,252	$372,135
Summit Bank & Trust	Broomfield, CO	2006	3	$77,264	$93,318
Minnesota Bank & Trust	Edina, MN	2008	1	$90,729	$109,862
Heritage Bank, N.A.	Phoenix, AZ	2012	2	$60,154	$81,848

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

The market areas of our Bank Subsidiaries are highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within our market area. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Under the Gramm-Leach-Bliley Act, effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act significantly changed, and we anticipate the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") will further change, when fully implemented, the competitive environment in which we operate. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

We compete for loans principally through the range and quality of the services we provide, with an emphasis on building long-lasting relationships. Our strategy is to serve our customers above and beyond their expectations through excellence in customer service and needs-based selling. We believe that our long-standing presence in the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining individual and business customers. We actively solicit deposit-oriented clients and compete for deposits by offering personal attention, combined with electronic banking convenience, professional service and competitive interest rates.

D. EMPLOYEES

At December 31, 2012, Heartland employed 1,498 full-time equivalent employees. We place a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. We offer a variety of employee benefits, and we consider our employee relations to be excellent. The Predictive Index® system is utilized to assist with placing potential employees in new positions and with evaluating current positions.

E.  INTERNET ACCESS

Heartland maintains an Internet site at www.htlf.com. We offer our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") free of charge from our Web site.

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

As a bank holding company with subsidiary banks chartered under the laws of eight different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Each of the Bank Subsidiaries is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the "Arizona Department"), the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division"), the Illinois Department of Financial and Professional Regulation (the "Illinois DFPR"), the Iowa Superintendent of Banking (the "Iowa Superintendent"), the Minnesota Department of Commerce: Division of Financial Institutions (the "Minnesota Division"), the Montana Division of Banking and Financial Institutions (the "Montana Division"), the New Mexico Financial Institutions Division (the "New Mexico FID"), the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI").

Heartland also operates a consumer finance company, Citizens Finance Co., with state licenses in Iowa, Illinois and Wisconsin and as such is subject to regulation by the state banking authorities for those states.

As a recipient of Capital Purchase Program (the "CPP") funds under the Troubled Asset Relief Program (the "TARP") established by the Emergency Economic Stabilization Act of 2008 (the "EESA") until September 15, 2011, and a participant in the Small Business Lending Fund (the "SBLF") established by the Small Business Jobs Act of 2010, Heartland is also subject to direct supervision by the United States Department of the Treasury (the "U.S. Treasury").

Taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities also have an impact on the business of Heartland. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

Dodd-Frank Act

The Dodd-Frank Act, which was enacted into law on July 21, 2010, significantly changed the regulatory framework for banks and bank holding companies, and required significant rulemaking and numerous studies and reports. Among other things, the Dodd-Frank Act:

•	established the Bureau of Consumer Financial Protection (the "CFPB"), with broad authority to regulate providers of credit, savings, payment and other consumer financial products and services;

•	significantly reduced interchange fees on debit card transactions;

•	made permanent the $250,000 deposit insurance limit on insured deposits, and revised the assessment base for the calculation of the FDIC insurance assessments for financial institutions;

•	requires federal banking agencies to adopt regulations relating to compensation practices of covered institutions; and

•	requires risk retention on mortgage originations.

Regulations implementing many of the above requirements have been finalized or proposed, and additional regulations or guidelines from the CFPB are expected to significantly change the format of many consumer offerings. The Dodd-Frank Act also requires more far-reaching changes in the regulation of banks and bank holding companies by:

•	restricting securities trading activities and support for and investments in private funds;

•
creating a new structure for anticipating and resolving troubled or failed financial institutions with enhanced prudential standards, early remediation of financial distress, and enhanced liquidity requirements; and

•	requiring the federal banking agencies to adopt new capital requirements.

Most of the regulations implementing, or proposing changes to implement, these requirements are designed to apply to larger institutions: primarily institutions or holding companies with more than $50 billion of assets. These include requirements for Enhanced Prudential Standards and Early Remediation, Stress Testing, Resolution Plans, and Orderly Liquidation. However, the Federal Reserve and the FDIC have promulgated and proposed rules which will apply to Heartland, including significant changes to capital requirements, discussed below. In addition, the CFPB has either issued or proposed numerous rules which will impact Heartland and its subsidiaries.

The CFPB has supervisory authority over banks with assets of more than $10 billion and over nonbank entities that provide consumer financial services and products. The CFPB has supervisory authority over Heartland's consumer finance subsidiary, and rulemaking authority for federal laws covering the consumer financial services and products offered by all Heartland subsidiaries. In 2012 and early 2013 the CFPB issued a number of rules which will apply to and significantly affect Heartland's products and their delivery and features, including rules establishing suitability requirements for most closed end residential mortgages, residential loan servicing, appraisals, and compensation for residential loan originators. CFPB is expected to issue a number of other rules and Heartland expects that these rules will affect the cost, delivery and features of its residential mortgage products.

Federal Banking regulators are expected to jointly issue a rule defining a Qualified Residential Mortgage in 2013 which will generally follow the BCFB suitability rule, which will impact Heartland's securitization of its mortgage production, as Heartland must retain a portion of those mortgages which do not constitute Qualified Residential Mortgages.

In addition to the Dodd-Frank Act, other legislative proposals have been made both domestically and internationally. Among other things, these proposals include additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Galena State Bank & Trust Co., Riverside Community Bank, Arizona Bank & Trust and Summit Bank & Trust, and the controlling shareholder of Minnesota Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

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

The Basel Committee on Banking Supervision (the “BCBS”) is an international organization which has the goal of creating international standards for banking regulation. In December 2010, the BCBS issued a new set of international guidelines for determining regulatory capital known as “Basel III.” The Federal Reserve and the OCC issued three notices of proposed rulemaking in June 2012 (the “Basel III NPRs”) that would revise the capital requirements for U.S. banks consistent with the BCBS proposals and revise the calculation of risk-weighted assets. The regulators have currently delayed the finalization of the proposals.

As of December 31, 2012, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

The Series C Preferred Stock issued under the SBLF requires quarterly dividends payable to the U.S. Treasury initially equal to 5.00% of the liquidation value of the Preferred Stock. The dividend rate payable under the Series C Preferred Stock is subject to reduction during the second to tenth quarters after issuance (through December 31, 2013, for Heartland) based upon increases in Heartland's qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00% if QSBL increases by ten percent or more over that period. Based upon increases in its QBSL through December 31, 2012, the dividend rate payable by Heartland will be 2.00% during the first quarter of 2013 and 1.00% for the second quarter of 2013. From the eleventh quarter through March 16, 2016, the rate remains fixed at the rate determined at the end of the tenth quarter and will increase to 9.00% if the SBLF funding has not been repaid by March 16, 2016.

Although Heartland is no longer subject to the significant restrictions imposed under the TARP CPP program, it does have ongoing quarterly reporting obligations to the U.S. Treasury under the SBLF that will be used by the U.S. Treasury to determine the dividend rate. The terms of the Series C Preferred Stock also prohibit Heartland from paying dividends on its common stock, or repurchasing shares, to the extent that, after payment of such dividends or repurchases, Heartland's Tier 1 Capital would be less than the difference between (i) 90% of its Tier 1 Capital on September 15, 2011 ($281.2 million), and (ii) net charge-offs and any redemptions of the Series C Preferred Stock. This limitation is reduced by 10% for each one percent increase in Heartland's QSBL over the baseline level. If, however, Heartland fails to declare and pay dividends on the Series C Preferred Stock in a given quarter, then Heartland may not pay dividends on or repurchase any common stock for the next three quarters, except in very limited circumstances. If any Series C Preferred Stock remains outstanding on the tenth anniversary of issuance, Heartland may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

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

Wisconsin Bank & Trust is a Wisconsin-chartered bank. As a Wisconsin-chartered bank, Wisconsin Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Wisconsin DFI, the chartering authority for Wisconsin banks.

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

Citizens Finance Co is a Consumer Finance Company that makes consumer loans and purchases motor vehicle conditional sales contracts and is subject to the examination, supervision, reporting and enforcement requirements of Iowa, Wisconsin and Illinois and the BCFB.

Deposit Insurance
The FDIC is an independent federal agency that insures the deposits, up to $250,000 per depositor, of federally insured banks and savings institutions and safeguards the safety and soundness of the commercial banking and thrift industries.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. During 2011, the assessment rate was 0.0102% of insured deposits and during 2012 was .00165 % of total deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2012, the Bank Subsidiaries paid supervisory assessments totaling $483,000.

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

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a de novo bank, Minnesota Bank & Trust is required to maintain higher Tier 1 capital to assets ratios for the first seven years of its operations (through April 2016). Further, under agreements with the FDIC and state banking agencies described below under “Safety and Soundness Standards,” Summit Bank & Trust is required to maintain a ratio of Tier 1 Capital to total assets of 8% and Arizona Bank & Trust is required to maintain both a ratio of Tier 1 capital to total assets of 8% and a ratio of total risk-based capital to risk-weighted assets of 12%.

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

As of December 31, 2012: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations;

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012. Minnesota Bank & Trust is subject to the FDIC's further prohibition on the payment of dividends during the first seven years of a bank's operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate. Pursuant to agreements with the FDIC and the state banking agencies described below under “Safety and Soundness Standards,” Arizona Bank & Trust and Summit Bank & Trust may not pay any dividends without prior notice to, and consent from, the FDIC and the state banking regulator.

As of December 31, 2012, approximately $115.5 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.

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

During their regular scheduled joint examinations of the Bank Subsidiaries, the FDIC and state banking commissioners cited three of the Bank Subsidiaries for certain deficiencies, including asset quality. Since January 2009, the boards of directors of Summit Bank & Trust and Arizona Bank & Trust have been under informal agreements with the FDIC and their respective state banking commissioners, agreeing to submit plans for improvement in the risks associated with any classified asset with a balance of more than $250,000, agreeing not to extend or renew credit to borrowers under loans that are classified, agreeing to review and ensure the sufficiency of the allowance for loan and lease losses and agreeing to submit a business plan outlining the plans to accomplish these measures as well as periodic progress reports against that plan. As noted above, these Bank Subsidiaries also agreed to maintain higher levels of regulatory capital and to refrain from paying dividends without regulatory approval. Each of these Bank Subsidiaries remains well capitalized and has complied with its agreement with its regulators. In November of 2011, the board of directors of Wisconsin Bank & Trust entered into an informal agreement with the FDIC and its state banking commissioner, agreeing to correct certain consumer compliance violations.

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

Our business activities and earnings are affected by general business conditions in the United States and particularly in the states in which our Bank Subsidiaries operate. Like most financial institutions, the 2008-2009 recession, and the declines in the housing market and real estate values, increased credit defaults, increased foreclosures, and write-downs of asset values, negatively impacted our business and results of operations. Although financial markets have stabilized, the global economies have improved and the domestic economy improved during 2012, certain segments of the economy continue to be depressed. Further, the economic outlook is clouded by the credit crisis in Europe, and consumer confidence has been periodically shaken by political gridlock, increased energy prices and other events. Further economic deterioration that affects household and/or corporate incomes could result in renewed credit deterioration and reduced demand for credit or fee-based products and services, negatively impacting our performance. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

Recent legislation has impacted our operations, and additional legislation and rulemaking could impact us adversely.

The recent recession spawned a number of significant new laws that impact financial institutions, including the EESA, ARRA and Dodd-Frank Act. The Dodd-Frank Act is particularly far reaching, establishing the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, changing the base for deposit insurance assessments, introducing regulatory rate-setting for interchange fees charged to merchants for debit card transactions, enhancing the regulation of consumer mortgage banking, changing the methods and standards for resolution of troubled institutions, and changing the Tier 1 regulatory capital ratio calculations for bank holding companies. In particular, the liquidity, capital and stress testing requirements of Basel III and the CFPB rules covering residential mortgage lending and servicing could negatively impact our operations. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require additional rulemaking by various regulatory agencies, and many could have far reaching implications on our operations. Accordingly, Heartland cannot currently quantify the ultimate impact of this legislation and the related future rulemaking, but expects that the legislation may have a detrimental impact on revenues and expenses, require Heartland to change certain of its business practices, increase Heartland's capital requirements and otherwise adversely affect its business.

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

Further downgrades in the U.S. government's sovereign credit rating could present risks to Heartland.

Some ratings agencies have recently downgraded the sovereign credit rating they publish for, or otherwise negatively revised their outlook for, the U.S. government, and have indicated that they will continue to assess fiscal projections, as well as the medium-term economic outlook for the United States. Because of these developments, there continues to a perceived risk of an additional downgrade to the sovereign credit rating of the U.S. government, including the ratings of U.S. Treasury securities. If such a downgrade were to occur, the value and liquidity of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could be adversely affected. Instruments of this nature are often held by financial institutions, including Heartland, for investment, liquidity planning and collateral purposes. A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government-related obligations could impact Heartland's liquidity.

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

We have expanded our residential real estate mortgage production capability by adding personnel and capacity in our Heartland Mortgage and National Residential Mortgage unit, and have added residential loan production offices with new personnel in several new geographies. Although we have generally sold the mortgages we originate through National Residential Mortgage into the secondary market, we may elect to retain mortgages in our portfolio in the future, and regardless of such retention have some liability as the originator and servicer of the mortgages. If we inaccurately monitor credit risk in these markets, or retain personnel for National Residential Mortgage who do not accurately report and monitor credit risk, our operations could be negatively affected. In January 2013, the CFPB promulgated a number of rules that become effective in 2014 that will impact our origination and servicing of mortgage loans.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we recently acquired several banks and may acquire additional banks that we believe provide a strategic and geographic fit with our business. We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

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

We face intense competition in all phases of our business and competitive factors could adversely affect our business.

The banking and financial services business in our markets is highly competitive and is currently undergoing significant change. Our competitors include large regional banks, local community banks, online banks, thrifts, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, and increasingly these competitors provide integrated financial services over a broad geographic area. Some of our competitors may also have access to governmental programs that impact their position in the marketplace favorably. Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable.

Changes in interest rates and other conditions could negatively impact our results of operations.

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

We could suffer material credit losses if we do not appropriately manage our credit risk.

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

Commercial loans, which present risks related to the value of the assets that serve as collateral, make up a significant portion of our loan portfolio.

Commercial loans were $2.00 billion (including $1.29 billion of commercial real estate loans), or approximately 71% of our total loan portfolio as of December 31, 2012. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.29 billion, or approximately 64%, of our total commercial loan portfolio as of December 31, 2012. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in a few of our markets have negatively affected some of our commercial real estate loans, and further developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the problems that have occurred in the commercial real estate markets continue, particularly within our Western market areas, the value of collateral securing our commercial real estate loans may decline and we may not be able to realize the collateral value that we anticipated at the time of originating the loan, causing us to increase our provision for loan losses and adversely affect our operating results and financial condition. Declining real estate values resulting from the recent recession, particularly in our Arizona, Colorado and Montana markets, caused a decline in credit performance by our commercial real estate loan customers and caused us to significantly increase our provision for loan losses during 2008, 2009, 2010 and a portion of 2011, negatively impacting our financial performance. In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience recurring deterioration in such performance.

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

One- to four-family residential mortgage loans comprised $249.7 million or approximately 9% of our loan and lease portfolio at December 31, 2012, with approximately 60% secured by properties located in the Midwest. These loans generally result in lower yields and lower profitability for us than other loans in Heartland’s portfolio and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.

Revenue from our mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our profits.

Our mortgage banking division, conducted through our Heartland Mortgage and National Residential Mortgage unit, has recently provided a significant portion of our consolidated revenue and maintaining our revenue stream in this segment is dependent upon our ability to originate loans and sell them to investors. Mortgage loan production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, reduce our income from mortgage lending activities.

Periods of rising interest rates will adversely affect income from mortgage banking activities.

In periods of rising interest rates, consumer demand for new mortgages and re-financings decreases, which in turn, adversely impacts our mortgage banking division. Because interest rates depend on factors outside of our control, we cannot eliminate the interest rate risk associated with our mortgage operations.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2012, consumer loans totaled $245.7 million or approximately 9% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2012, agricultural real estate loans totaled $189.7 million or 7% of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2012, these loans totaled $138.6 million or 5% of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We establish our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. In each year from 2008 through 2011, we were required to record provisions for loan losses in excess of our pre-2008 historical experience because of the impact of the economy and real estate values on some of our borrowers, resulting in charge-offs and an increased level of nonperforming assets. At December 31, 2012, our allowance for loan losses as a percentage of total loans, exclusive of loans covered by loss share agreements, was 1.37% and as a percentage of total nonperforming loans was approximately 90%. Although we believe that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

We maintained a balance of $1.56 billion, or 31% of our assets, in investment securities at December 31, 2012, and must periodically test our investment securities for impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate additional impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. At December 31, 2012, we had goodwill of $30.6 million, representing approximately 8% of stockholders’ equity.

Further, our balance sheet reflected approximately $29.7 million of deferred tax assets at December 31, 2012, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

We typically use derivatives and other instruments to hedge changes in the value of loans held for sale and interest rate lock commitments. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments that may not perfectly correlate with the value or income being hedged. We could incur significant losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk.

We sell most of the mortgage loans we originate in order to reduce our credit risk and provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements, referred to as “nonconforming” loans. During the past few years investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity for those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans. When we retain a loan, not only do we keep the credit risk of the loan, but we also do not receive any sale proceeds that could be used to generate new loans. Continued lack of liquidity could limit our ability to fund, and thus originate, new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot assure that GSEs will not materially limit their purchases of conforming loans, including because of capital constraints or changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Each of the GSEs is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency acting as conservator. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. As noted above, there are various proposals to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, including whether the GSEs will continue to exist in their current form, as well as any effect on Heartland's business and financial results, are uncertain.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, and the various state agencies where we have a bank presence. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law deemed to be unfair, abusive and deceptive acts and practices. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. The CFPB's extensive rulemaking in particular may impact our residential mortgage origination and servicing business.

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

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; capital commitments by or involving Heartland or our Bank Subsidiaries; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; new reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events have caused a decline in our stock price in the past, and these factors, as well as, interest rate changes, continued unfavorable credit loss trends, or unforeseen events such as terrorist attacks could cause our stock price to be volatile regardless of our operating results.

Certain Bank Subsidiaries are subject to informal written agreements with regulators and failure to comply with these agreements could result in enforcement actions against us.

Two of our Bank Subsidiaries are currently under informal written agreements with the FDIC and state regulators, which relate primarily to financial performance and credit quality. These Bank Subsidiaries have submitted three- to five-year business plans to their regulators and must operate within the parameters of these business plans and submit periodic reports on compliance with these plans. The agreements also require these Bank Subsidiaries to develop plans and take action to address nonperforming assets and watch-list credits. If these Bank Subsidiaries fail to comply with the terms of their respective agreements, the regulators could take enforcement action against them, including the imposition of monetary penalties or the issuance of cease and desist orders requiring corrective action.

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
Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of those assets. As of December 31, 2012, Heartland had $7.3 million of loans and $352,000 of other real estate owned, or a total of $7.6 million (0.2 percent of total assets), covered by loss share agreements with the FDIC.

Our participation in the SBLF subjects us to certain reporting obligations and imposes restrictions on the payment of dividends on our common stock and the repurchase of shares of our common stock.

Under the SBLF, we have quarterly reporting obligations to the U. S. Treasury that will be used to determine the dividend rate to be paid on the Series C Preferred Stock issued to the U.S. Treasury. If we fail to sufficiently grow our small business lending by December 31, 2013, the interest rate on the $81.7 million of SBLF funds we received will increase to 9.00%, which includes a special lending incentive fee of 2.00% due to our previous participation in the CPP, and if we do not repay the SBLF funds by March 16, 2016, will increase to 9.00%.

The terms of the securities purchase agreement between us and the Treasury in connection with the SBLF transaction also prohibit us from paying dividends on our common stock, or repurchasing shares, to the extent that, after payment of such dividends or repurchases, our Tier 1 Capital would generally fall below 90% of our $281.2 million of Tier 1 Capital on September 15, 2011, our SBLF closing date. Additionally, if we fail to pay an SBLF dividend in a given quarter, we may not pay dividends on or repurchase any common stock for the next three quarters, except in very limited circumstances. If any of the Series C Preferred Stock issued to the U.S. Treasury has not been redeemed by September 15, 2021, the tenth anniversary of issuance, we may not pay any further dividends on our common stock until the Series C Preferred Stock is redeemed in full.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2012, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities as of December 31, 2012:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	18
Galena State Bank & Trust Co. 971 Gear Street Galena, IL 61036	18,000	Owned	4
Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4
Wisconsin Bank & Trust 8240 Mineral Point Rd. Madison, WI 53719	19,000	Owned	10
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2016	16
Arizona Bank & Trust 2036 E. Camelback Rd. Phoenix, AZ 85016	14,000	Owned	8
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	12
Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	5
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2018	2
Heritage Bank, N.A. 2710 E. Camelback Rd, Suite #100 Phoenix, AZ 85016	7,500	Lease term through 2022	2
Citizens Finance Co. 1275 Main Street Dubuque, IA 52001	5,600	Owned	11

(1) Includes loan production offices.

The corporate office of Heartland is located in Dubuque Bank and Trust Company's main office. A majority of the support functions provided to the Bank Subsidiaries by Heartland are performed in two leased facilities: one located at 1301 Central Avenue in Dubuque, Iowa, which is leased from Dubuque Bank and Trust Company, and the other located at 700 Locust Street, Suite 300 in Dubuque, Iowa.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2012, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland as of December 31, 2012, position held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	63
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Summit Bank & Trust and Minnesota Bank & Trust; Chairman of Citizens Finance Co.; Director of Heritage Bank, N.A.

John K. Schmidt	53
Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Galena State Bank & Trust Co. and Riverside Community Bank; Director and Treasurer of Citizens Finance Co.

Kenneth J. Erickson	61	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Co.
Douglas J. Horstmann	59	Executive Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company
John J. Berg	61	Executive Vice President, Marketing and Sales of Heartland
Brian J. Fox	64	Executive Vice President, Operations of Heartland

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. Until 2004, Mr. Fuller had been a Director of Galena State Bank & Trust Co. since 1992 and Riverside Community Bank since 1995. He has been a Director of Wisconsin Bank & Trust since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Summit Bank & Trust since 2006, Minnesota Bank & Trust since 2008 and Heritage Bank, N.A. since 2012. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland.

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

Douglas J. Horstmann was named Executive Vice President, Lending, of Heartland in 2012. Mr. Horstmann previously served as Senior Vice President, Lending, of Heartland since 1999. He has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989, Executive Vice President, Lending in 2000 and Director, President and Chief Executive Officer in 2004. Mr. Horstmann also served as Vice

Chairman of First Community Bank from 2007 until its merger with Dubuque Bank and Trust Company in 2011. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 2,200 stockholders of record as of March 14, 2013, and approximately 1,600 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol “HTLF” and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Calendar Quarter	High	Low
2012:
First	$17.70	$14.82
Second	24.00	15.10
Third	28.26	22.67
Fourth	28.70	24.98
2011:
First	$18.38	$14.55
Second	17.75	13.20
Third	16.47	12.65
Fourth	17.25	12.81

Cash dividends have been declared by Heartland quarterly during the two years ending December 31, 2012. A special dividend of $0.10 per common share was declared and paid in December 2012. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2012	2011
First	$0.10	$0.10
Second	0.10	0.10
Third	0.10	0.10
Fourth	0.20	0.10

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank Subsidiaries, and the Bank Subsidiaries are subject to regulatory limitations on the amount of cash dividends they may pay. Heartland is also subject to direct regulatory limitations on the amount of dividends it may pay under the terms of its Series C Preferred Stock issued under the SBLF. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Bank Subsidiaries – Dividend Payments" and "Note 18 Capital Issuance and Redemption to Consolidated Financial Statements" for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. During participation in the Treasury's Capital Purchase Program, which was terminated on September 15, 2011, Heartland was prohibited from any repurchase, redemption, or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2012.

There were no unregistered sales of equity securities made during the fourth quarter of Heartland’s fiscal year 2012.

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

Cumulative Total Return Performance
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Heartland Financial USA, Inc.	$100.00	$113.03	$81.07	$101.22	$91.38	$159.37
NASDAQ Composite	$100.00	$60.02	$87.24	$103.08	$102.26	$120.42
NASDAQ Bank	$100.00	$78.46	$65.67	$74.97	$67.10	$79.64

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2007

*Total return assumes reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2012	2011	2010	2009	2008
STATEMENT OF INCOME DATA
Interest income	$189,338	$191,737	$198,932	$203,293	$202,585
Interest expense	39,182	46,343	55,880	70,530	86,899
Net interest income	150,156	145,394	143,052	132,763	115,686
Provision for loan and lease losses	8,202	29,365	32,508	39,377	29,319
Net interest income after provision for loan and lease losses	141,954	116,029	110,544	93,386	86,367
Noninterest income	108,662	59,577	52,329	52,704	30,196
Noninterest expenses	183,381	137,296	129,239	132,520	102,239
Income taxes	17,384	10,302	9,846	7,196	3,312
Net income	49,851	28,008	23,788	6,374	11,012
Net (income) loss available to noncontrolling interest, net of tax	(59)	36	115	188	280
Net income attributable to Heartland	49,792	28,044	23,903	6,562	11,292
Preferred dividends and discount	(3,400)	(7,640)	(5,344)	(5,344)	(178)
Net income available to common stockholders	$46,392	$20,404	$18,559	$1,218	$11,114

PER COMMON SHARE DATA
Net income – diluted	$2.77	$1.23	$1.13	$0.07	$0.68
Cash dividends	0.50	0.40	0.40	0.40	0.40
Dividend payout ratio	18.05%	32.52%	35.14%	53.24%	58.13%
Book value	$19.02	$16.29	$15.26	$14.38	$14.13
Weighted average shares outstanding-diluted	16,768,602	16,575,506	16,461,679	16,325,320	16,365,815

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA
Investments and federal funds sold	$1,561,957	$1,326,794	$1,264,564	$1,175,217	$903,705
Loans held for sale	96,165	53,528	23,904	17,310	19,695
Total loans and leases receivable	2,828,802	2,494,631	2,364,787	2,363,002	2,405,001
Allowance for loan and lease losses	38,715	36,808	42,693	41,848	35,651
Total assets	4,990,553	4,305,058	3,999,455	4,012,991	3,630,268
Total deposits	3,845,660	3,210,113	3,034,048	3,050,389	2,640,232
Long-term obligations	389,025	372,820	362,527	451,429	437,833
Preferred equity	81,698	81,698	78,483	77,224	75,578
Common stockholders’ equity	320,107	268,520	250,608	235,057	230,025

EARNINGS PERFORMANCE DATA
Return on average total assets	1.04%	0.50%	0.46%	0.03%	0.33%
Return on average stockholders’ equity	15.78	7.77	7.51	0.51	4.84
Net interest margin ratio(1)	3.98	4.16	4.12	3.99	3.89
Earnings to fixed charges:
Excluding interest on deposits	3.34x	2.51x	2.43x	1.58x	1.63x
Including interest on deposits	2.15	1.70	1.55	1.18	1.17

ASSET QUALITY RATIOS
Nonperforming assets to total assets	1.59%	2.39%	3.07%	2.71%	2.51%
Nonperforming loans and leases to total loans and leases	1.53	2.31	3.87	3.35	3.24
Net loan and lease charge-offs to average loans and leases	0.23	1.46	1.31	1.38	1.15
Allowance for loan and lease losses to total loans and leases	1.37	1.48	1.82	1.80	1.48
Allowance for loan and lease losses to nonperforming loans and leases	89.71	64.09	47.12	53.56	45.73

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	8.47%	8.47%	8.13%	8.40%	6.88%
Average common equity to average assets	6.58	6.45	6.13	6.32	6.80
Total capital to risk-adjusted assets	15.35	15.87	16.23	15.20	14.92
Tier 1 leverage	13.36	14.08	14.06	13.53	10.68

(1) Tax equivalent using a 35% tax rate.

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

Specific factors considered by management in establishing the allowance included the following:

•	Heartland experienced an increase in net charge-offs from 2008 through 2011.

•	During the last several years, Heartland has entered new geographical markets in which it had little or no previous lending experience.

•	Heartland has continued to experience growth in more complex commercial loans as compared to relatively lower-risk residential real estate loans.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was adequate at December 31, 2012. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

The table below estimates the theoretical range of the 2012 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality, in thousands:

THEORETICAL RANGE OF ALLOWANCE FOR LOAN AND LEASE LOSSES
Allowance for loan and lease losses at December 31, 2012	$38,715
Assuming deterioration in credit quality:
Addition to provision	1,989
Resultant allowance for loan and lease losses	$40,704
Assuming improvement in credit quality:
Reduction in provision	(1,999)
Resultant allowance for loan and lease losses	$36,716

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

Goodwill And Other Intangibles

We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at fair value. Goodwill and indefinite-lived assets are not amortized but are subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

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

In assessing the fair value of reporting units, we may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. Also, we often utilize other information to validate the reasonableness of our valuations including public market comparables, and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable companies and business segments. These multiples may be adjusted to consider competitive differences, including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities, including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires judgment and considers many factors, including the regulatory capital regulations and capital characteristics of comparable companies in relevant industry sectors. In certain circumstances, we will engage a third-party to independently validate its assessment of the fair value of its reporting units.

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

During the third quarter of 2010, a calculation error was discovered in a valuation performed by an independent third party consultant and resulted in the recording of a goodwill impairment charge totaling $1.6 million at Rocky Mountain Bank. After consideration of both quantitative and qualitative factors, we determined the amount was not material to the financial statements for 2009 and thus recorded such amount in the third quarter of 2010. A different third party consultant was engaged during the fourth quarter of 2010 to perform another valuation of the remaining goodwill recorded at Rocky Mountain Bank. Based upon the updated valuation, we determined that no further goodwill impairment charges were required. Heartland conducted an internal assessment of the goodwill both collectively and at its subsidiaries in both 2011 and 2012 and determined no further goodwill impairment charges were required.

OVERVIEW

Heartland is a diversified financial services company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. Heartland currently has nine banking subsidiaries with 68 locations in 47 communities in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado and Minnesota and mortgage loan production offices in California, Nevada, Wyoming, Idaho and North Dakota. In addition, Heartland has separate subsidiaries in the consumer finance, insurance and property management businesses. Our primary strategy is to balance our focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings within existing market areas.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans, also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of the provision for loan and lease losses, salaries and employee benefits, occupancy and equipment costs, professional fees and FDIC insurance premiums. During the most recent years, our operating expenses have also been significantly impacted by net losses on repossessed assets.

Net income recorded for 2012 was a record $49.8 million, compared to $28.0 million recorded during 2011, an increase of $21.8 million or 78%. Net income available to common stockholders was $46.4 million, or $2.77 per diluted common share, for 2012, compared to $20.4 million, or $1.23 per diluted common share, earned during 2011. Return on average common equity was 15.78% and return on average assets was 1.04% for 2012, compared to 7.77% and 0.50%, respectively, for 2011.

The factors contributing most significantly to the increased earnings in 2012 compared to 2011 were the continued expansion of mortgage operations, coupled with a reduced provision for loan and lease losses and increased net interest income.
Gains on sale of loans were $49.2 million during 2012 compared to $11.4 million during 2011, a $37.8 million increase, and loan servicing income was $11.3 million during 2012 compared to $5.9 million during 2011, a $5.4 million increase. The provision for loan and lease losses during 2012 was $8.2 million compared to $29.4 million during 2011, a decrease of $21.2 million. Net interest income was $150.2 million during 2012 compared to $145.4 million during 2011, an increase of $4.8 million. The effect of these positive factors was offset somewhat by an increase in salaries and employee benefits, which totaled $105.7 million during 2012 compared to $75.5 million during 2011, a $30.2 million increase and other noninterest expenses, which totaled $26.2 million during 2012 compared to $15.7 million during 2011, a $10.5 million increase.

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

Earnings for 2011 in comparison to 2010 were positively affected by increases in securities gains, which were $13.1 million during 2011 compared to $6.8 million during 2010, gains on sale of loans, which were $11.4 million during 2011 compared to $8.1 million during 2010, and net interest income, which was $145.4 million during 2011 compared to $143.1 million during 2010. Also positively affecting net income for 2011 were reductions in the provision for loan losses, which was $29.4 million in 2011 compared to $32.5 million in 2010, net losses on repossessed assets, which were $9.8 million during 2011 compared to $15.3 million during 2010, and FDIC insurance assessments, which were $3.8 million during 2011 compared to $5.4 million during 2010. Net interest margin, expressed as a percentage of average earning assets, was 4.16% during 2011 compared to 4.12% during 2010. The effect of these positive factors was offset somewhat by a decrease in loan servicing income, which was $5.9 million during 2011 compared to $7.2 million during 2010, an increase in salaries and employee benefits, which totaled $75.5 million during 2011 compared to $63.4 million during 2010, an increase in professional fees, which totaled $12.6 million during 2011 compared to $10.4 million during 2010, and an increase in other noninterest expenses, which totaled $15.7 million during 2011 compared to $13.4 million during 2010.

During 2012, Heartland completed three acquisitions. On July 13, 2012, the purchase of three retail banking offices from Liberty Bank, FSB in the Dubuque, Iowa market was completed through Dubuque Bank and Trust Company. It included loans of $9.4 million and deposits of $53.8 million. On November 16, 2012, Heartland completed the purchase of First Shares, Inc. headquartered in Platteville, Wisconsin. Simultaneous with closing of this transaction, First National Bank of Platteville was merged into Heartland's Wisconsin Bank & Trust subsidiary. The merger expanded the number of Wisconsin Bank & Trust locations from seven to ten and added three communities in southwestern Wisconsin to the bank's service area. The transaction included, at fair value, assets of $128.0 million, loans of $84.9 million and deposits of $114.2 million. Finally, on December 7, 2012, Heartland completed the purchase of Heritage Bank, N.A. located in Phoenix, Arizona. Heritage Bank, N.A. will operate as a separate charter until late in the first quarter of 2013 when it will be combined with Heartland's Arizona Bank & Trust subsidiary. The transaction included, at fair value, assets of $109.1 million, loans of $63.4 million and deposits of $83.3 million.

Total assets were $4.99 billion at December 31, 2012, an increase of $685.5 million or 16% since December 31, 2011. Included in this asset growth were the $290.6 million in assets acquired in acquisitions during the year. Securities represented 31% of total assets at both December 31, 2012 and 2011.Total loans and leases held to maturity were $2.82 billion at December 31, 2012, compared to $2.48 billion at year-end 2011, an increase of $340.3 million or 14%. Exclusive of the $157.7 million in loans attributable to the acquisitions, loan growth during 2012 was $182.6 million or 7%. Commercial and commercial real estate loans, which totaled $2.00 billion at December 31, 2012, increased $191.9 million or 11% since year-end 2011, with $83.7 million attributable to the acquisitions. Residential mortgage loans, which totaled $249.7 million at December 31, 2012, increased $55.3 million or 28% since year-end 2011, with $26.3 million attributable to acquisitions. Agricultural and agricultural real estate loans, which totaled $328.3 million at December 31, 2012, increased $65.3 million or 25% since year-end 2011, with $37.7 million of this growth attributable to the acquisitions. Consumer loans, which totaled $245.7 million at December 31, 2012, increased $25.6 million or 12% since year-end 2011, with $10.1 million of the growth attributable to acquisitions. Total deposits were $3.85 billion at December 31, 2012, compared to $3.21 billion at year-end 2011, an increase of $635.5 million or 20%. Exclusive of the $251.3 million in deposits attributable to the acquisitions, deposit growth during 2012 was $384.2 million or 12%. The composition of Heartland's deposits continues to improve as no-cost demand deposits as a percentage of total deposits was 25% at December 31, 2012, compared to 23% at year-end 2011. Demand deposits increased $236.9 million or 32% since year-end 2011, with $60.7 million of this growth attributable to acquisitions. Savings deposits increased $326.3 million or 19% since December 31, 2011, with $84.5 million of this growth attributable to acquisitions. Certificates of deposit increased $72.4 million or 9% since year-end 2011, with $106.1 million attributable to acquisitions and the offsetting decrease a result of more emphasis on growing the customer base in non-maturity deposit products instead of higher-cost certificates of deposit. As a percentage of total deposits, certificates of deposit were 23% at December 31, 2012.

At December 31, 2011, total assets were $4.31 billion, an increase of $305.6 million or 8%, over total assets of $4.00 billion at December 31, 2010. Securities represented 31% of total assets at year-end 2011 compared to 32% at year-end 2010. Total loans and leases, exclusive of those covered by loss share agreements, were $2.48 billion at December 31, 2011, compared to $2.34 billion at year-end 2010, an increase of $137.3 million or 6%. Commercial and commercial real estate loans, which totaled $1.81 billion at December 31, 2011, increased $90.5 million or 5% since year-end 2010. Residential mortgage loans, which totaled $194.4 million at December 31, 2011, increased $30.7 million or 19% since year-end 2010. Agricultural and agricultural real estate loans, which totaled $263.0 million at December 31, 2011, increased $12.0 million or 5% since year-end 2010. Consumer loans, which totaled $220.1 million at December 30, 2011, increased $5.6 million or 3% since year-end 2010. Total deposits were $3.21 billion at December 31, 2011, compared to $3.03 billion at year-end 2010, an increase of $176.1 million or 6%. Demand deposits increased $156.7 million or 27% during 2011, while certificates of deposit decreased $99.8 million or 11% since year-end 2010. As a percentage of total deposits, certificates of deposit were 25% at December 31, 2011.

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

Net interest margin, expressed as a percentage of average earning assets, was 3.98% during 2012 compared to 4.16% during 2011 and 4.12% during 2010. Net interest margin declined throughout 2012, going from 4.23% during the first quarter to 3.84% during the fourth quarter. This decline is a result of the sustained low interest rate environment where yields on the securities and loan portfolios are declining at a greater pace than rates paid on deposits and other borrowings. Because deposit rates have been set at close to the bottom of their manageable range, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are presently impacted by competition for new loans, management anticipates net interest margin as a percentage will continue to decline, but believes net interest margin in dollars will increase as the amount of earning assets grows.

On a tax-equivalent basis, interest income was $196.7 million in 2012 compared to $197.7 million in 2011, a $939,000 or less than 1% decrease. During 2011, interest income, on a tax-equivalent basis, decreased $6.2 million or 3% from $203.9 million in 2010. The average interest rate earned on total earning assets was 4.97% during 2012 compared to 5.43% during 2011 and 5.67% in 2010. The most significant contributor to these declines was the overall yield earned on the securities portfolio, which was 2.97% in 2012 compared to 3.69% in 2011 and 4.17% in 2010, a decrease of 72 basis points during 2012 and 48 basis points during 2011. Average earning assets increased $322.3 million or 9% during 2012, with approximately $45.0 million attributable to acquisitions. During 2011, average earning assets increased $44.2 million or 1% compared to 2010. The composition of average earning assets changed as the percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 67% during 2012 compared to 65% during 2011 and 66% during 2010.

Interest expense for 2012 was $39.2 million compared to $46.3 million during 2011, a decrease of $7.2 million or 15%. During 2011, interest expense decreased $9.6 million or 17% from $55.9 million during 2010. Interest rates paid on our deposits and borrowings decreased significantly during both 2012 and 2011. The average interest rate paid on Heartland's interest bearing deposits and borrowings was 1.23% in 2012 compared to 1.53% in 2011 and 1.79% in 2010. These decreases resulted primarily from a change in the mix of deposits as balances shifted from higher cost certificates of deposit to lower cost interest-bearing deposits. Average savings balances, as a percentage of total average interest bearing deposits, was 69% during 2012 compared to 65% for 2011 and 62% in 2010. Additionally, the average interest rate paid on savings deposits was 0.38% during 2012 compared to 0.57% during 2011 and 0.88% during 2010. Management continues to look for opportunities to reduce Heartland's funding costs. Certificates of deposit maturing within the next six months total $224.4 million at an average interest rate of 0.96%, and an additional $168.4 million matures in the second half of the year at an average interest rate of 1.76%. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.40% and 0.50%. The rates currently paid on our non-maturity deposits are effectively approaching a floor and we believe there is less flexibility to pay lower rates on these deposits in the future.

Net interest income on a tax-equivalent basis totaled $157.5 million during 2012, an increase of $6.2 million or 4% from the $151.3 million recorded during 2011. Net interest income on a tax-equivalent basis increased $3.3 million or 2% during 2011 from $148.0 million during 2010. These increases reflect Heartland's success in optimizing the composition of its interest bearing liabilities by de-emphasizing higher cost time deposits.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest margin. We plan to continue to work toward improving both our earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40% of our commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 80% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive effect on our interest income. Item 7A of this Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 12 to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

The table following sets forth certain information relating to our average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated, in thousands. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Interest income is measured on a tax equivalent basis using a 35% tax rate.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)

	For the year ended Dec. 31, 2012			For the year ended Dec. 31, 2011			For the year ended Dec. 31, 2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$1,015,624	$22,129	2.18%	$1,069,747	$34,095	3.19%	$1,058,189	$40,081	3.79%
Nontaxable(1)	283,735	16,459	5.80	190,399	12,362	6.49	163,094	10,834	6.64
Total securities	1,299,359	38,588	2.97	1,260,146	46,457	3.69	1,221,283	50,915	4.17
Interest bearing deposits	5,658	8	0.14	3,179	3	0.09	3,541	14	0.40
Federal funds sold	556	4	0.72	430	1	0.23	667	1	0.15
Loans and Leases:(2)
Commercial and commercial real estate(1)	1,889,620	100,630	5.33	1,747,968	99,986	5.72	1,727,548	101,720	5.89
Residential mortgage	293,850	13,142	4.47	198,312	10,172	5.13	203,596	10,663	5.24
Agricultural and agricultural real estate(1)	282,519	15,896	5.63	255,615	15,553	6.08	258,943	15,966	6.17
Consumer	230,192	22,874	9.94	216,268	20,526	9.49	224,288	20,052	8.94
Direct financing leases, net	271	14	5.17	701	38	5.42	1,572	92	5.85
Fees on loans	—	5,580	—	—	4,939	—	—	4,452	—
Less: allowance for loan and lease losses	(39,757)	—	—	(42,693)	—	—	(45,748)	—	—
Net loans and leases	2,656,695	158,136	5.95	2,376,171	151,214	6.36	2,370,199	152,945	6.45
Total earning assets	3,962,268	$196,736	4.97%	3,639,926	$197,675	5.43%	3,595,690	$203,875	5.67%
NONEARNING ASSETS
Total nonearning assets	501,397			431,885			434,692
TOTAL ASSETS	$4,463,665			$4,071,811			$4,030,382
INTEREST BEARING LIABILITIES
Savings	$1,763,233	$6,736	0.38%	$1,589,697	$9,090	0.57%	$1,557,658	$13,677	0.88%
Time, $100,000 and over	272,338	4,776	1.75	265,664	5,928	2.23	296,325	7,534	2.54
Other time deposits	531,351	10,718	2.02	590,767	14,206	2.40	649,892	17,061	2.63
Short-term borrowings	252,849	818	0.32	202,183	893	0.44	200,389	1,160	0.58
Other borrowings	377,478	16,134	4.27	373,119	16,226	4.35	423,125	16,448	3.89
Total interest bearing liabilities	3,197,249	39,182	1.23	3,021,430	46,343	1.53	3,127,389	55,880	1.79
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	829,566			667,952			536,053
Accrued interest and other liabilities	58,572			37,551			39,363
Total noninterest bearing liabilities	888,138			705,503			575,416
STOCKHOLDERS' EQUITY	378,278			344,878			327,577
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,463,665			$4,071,811			$4,030,382
Net interest income(1)		$157,554			$151,332			$147,995
Net interest spread(1)			3.74%			3.90%			3.88%
Net interest income to total earning assets(1)			3.98%			4.16%			4.12%
Interest bearing liabilities to earning assets	80.69%			83.01%			86.98%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest bearing liabilities, in thousands. It quantifies the changes in interest income and interest expense related to changes in the average outstanding balances (volume) and those changes caused by fluctuating interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume, calculated by multiplying the difference between the average balance for the current period and the average balance for the prior period by the rate for the prior period, and (ii) changes in rate, calculated by multiplying the difference between the rate for the current period and the rate for the prior period by the average balance for the prior period. The unallocated change has been allocated pro rata to volume and rate variances.

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)

	For the Years Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$(1,650)	$(10,316)	$(11,966)	$2,743	$(9,055)	$(6,312)
Municipals(1)	5,530	(1,433)	4,097	(2,910)	4,764	1,854
Interest bearing deposits	3	2	5	(1)	(10)	(11)
Federal funds sold	—	3	3	—	—	—
Loans and leases(1)(2)	17,106	(10,184)	6,922	385	(2,116)	(1,731)
TOTAL EARNING ASSETS	20,989	(21,928)	(939)	217	(6,417)	(6,200)
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	911	(3,265)	(2,354)	276	(4,863)	(4,587)
Time, $100,000 and over	146	(1,298)	(1,152)	(736)	(870)	(1,606)
Other time deposits	(1,340)	(2,148)	(3,488)	(1,484)	(1,371)	(2,855)
Short-term borrowings	195	(270)	(75)	10	(277)	(267)
Other borrowings	188	(280)	(92)	(2,059)	1,837	(222)
TOTAL INTEREST BEARING LIABILITIES	100	(7,261)	(7,161)	(3,993)	(5,544)	(9,537)
NET INTEREST INCOME	$20,889	$(14,667)	$6,222	$4,210	$(873)	$3,337

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an adequate allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. We believe the allowance for loan and lease losses as of December 31, 2012, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at December 31, 2012, was 1.37% of loans and leases and 89.71% of nonperforming loans compared to 1.48% of loans and leases and 64.09% of nonperforming loans at December 31, 2011, and 1.82% of loans and leases and 47.12% of nonperforming loans at December 31, 2010. The provision for loan losses was $8.2 million during 2012 compared to $29.4 million during 2011, a $21.2 million or 72% decrease. A reduction in the level of the allowance for loan and lease losses maintained for impaired loans was the primary contributor to the lower provision during 2012. The portion of the allowance for loan and lease losses maintained for impaired loans was $4.6 million at December 31, 2012, leaving the allowance on non-impaired loans, exclusive of acquisitions, relatively stable at 1.32% of loans and leases at December 31, 2012, compared to 1.31% at December 31, 2011. The provision for loan losses totaled $29.4 million for 2011 compared to $32.5 million for 2010. The provision for loan and lease losses began increasing with the recession in 2008, as depressed economic conditions resulted in increased delinquencies. Particularly affected were our Western markets in Arizona and Montana. The increased, although moderated, provisions continued during 2011 as some individual credits continued to be impacted and updated appraised values of collateral reflected a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods. During 2012, the provision returned to a pre-recession level, as property values stabilized and, in some areas, increased.

Noninterest Income

The table below summarizes Heartland's noninterest income for the years indicated, in thousands.

	For the Years Ended December 31,			% Change
	2012	2011	2010	2012/2011	2011/2010
NONINTEREST INCOME:
Service charges and fees	$15,242	$14,303	$13,900	7%	3%
Loan servicing income	11,300	5,932	7,232	90	(18)
Trust fees	10,478	9,856	9,206	6	7
Brokerage and insurance commissions	3,702	3,511	3,184	5	10
Securities gains, net	13,998	13,104	6,834	7	92
Gain (loss) on trading account securities, net	47	89	(91)	(47)	198
Impairment loss on securities	(981)	—	—	—	—
Gains on sale of loans	49,198	11,366	8,088	333	41
Valuation adjustment on mortgage servicing rights	(477)	(19)	—	(2,411)	—
Income on bank owned life insurance	1,442	1,349	1,466	7	(8)
Other noninterest income	4,713	86	2,510	5,380	(97)
Total Noninterest Income	$108,662	$59,577	$52,329	82%	14%

Noninterest income during 2012 was $108.7 million compared to $59.6 million in 2011, an increase of $49.1 million or 82%. The categories contributing most significantly to the improvement in noninterest income during 2012 were gains on sale of loans held for sale and loan servicing income. In 2011, noninterest income increased $7.3 million or 14% when compared to the $52.3 million recorded in 2010. Categories contributing significantly to the increase during 2011 were securities gains and gains on sale of loans held for sale.

Service charges and fees increased $939,000 or 7% from 2011 to 2012, and increased $403,000 or 3% from 2010 to 2011. Service charges on checking and savings accounts increased $590,000 or 18% during 2012 to $3.9 million and increased $444,000 or 15% during 2011 to $3.3 million. These fees were affected by increased service charges on commercial checking accounts as the earnings credit rate applied to the balances maintained in these accounts were at historically low levels and the resultant earnings credit was not sufficient to cover activity charges on these accounts. Overdraft fees totaled $5.5 million during 2012, $5.4 million during 2011 and $6.1 million during 2010. The $630,000 or 10% decrease in 2011 was primarily due to the implementation of the revisions to Regulation E that were effective August 15, 2010, and the impact of changes initiated to comply with FDIC guidance related to overdraft privilege programs. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, increased $163,000 or 3% during 2012 to $5.1 million, and increased $563,000 or 13% from $4.4 million during 2010 to $5.0 million during 2011.

Loan servicing income increased $5.4 million or 90% for 2012 compared to 2011. Loan servicing income decreased $1.3 million or 18% during 2011. Two components of loan servicing income, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $11.5 million during 2012 compared to $3.7 million during 2011 and $5.8 million during 2010. The amortization of mortgage servicing rights was $6.6 million during 2012 compared to $3.6 million during 2011 and $4.1 million during 2010. Note 8 to the consolidated financial statements contains a discussion about our mortgage servicing rights. Significant expansion of our National Residential Mortgage unit, together with historically low interest rates, combined to generate significantly higher residential mortgage loan origination activity during 2011 and 2012. Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $4.4 million during 2012 compared to $3.6 million during 2011 and $3.1 million during 2010. The portfolio of mortgage loans serviced for others by Heartland totaled $2.20 billion at December 31, 2012, compared to $1.54 billion at December 31, 2011, and $1.40 billion at December 31, 2010. Heartland believes long term success in the mortgage banking business will depend on its ability to shift toward originations of loans for the purchase of homes, which will drive revenue when the refinance boom comes to an end. For the fourth quarter of 2012, refinancing activity represented 71% of total mortgage originations compared to 64% during the third quarter of 2012 and 58% during the second quarter of 2012.

Gains on sale of loans held for sale totaled $49.2 million during 2012 compared to $11.4 million during 2011 and $8.1 million during 2010. The volume of loans sold totaled $1.53 billion during 2012 compared to $452.9 million during 2011 and $626.8 million during 2010. Refinancing activity increased during the last half of 2011 as long-term mortgage loan rates again fell to all-time lows and continued throughout 2012. Also, late in 2010, we initiated the expansion of our mortgage banking operations with the hiring of a team of mortgage banking professionals and executives in the Phoenix, Arizona market. In addition to expansion in our existing markets, we opened loan production offices during 2011 and 2012 in metro San Diego, California; Reno, Nevada; Buffalo, Wyoming; Meridian, Idaho; and Minot, North Dakota. New residential mortgage loans are originated under the Heartland subsidiary bank brands in current banking markets or under the National Residential Mortgage brand in non-footprint locations. Even though the origination of 15- and 30-year, fixed-rate residential mortgage loans was slower during the first half of 2011 compared to the first half of 2010, the gains on sale of loans increased as a result of better pricing received on the sale of these loans into the secondary market. A bulk delivery method into the secondary market was implemented during the second quarter of 2011 instead of the individual delivery method that had been used previously. At the same time, secondary market pricing began to be matched with origination pricing through the use of a software tool that assists in hedging the locked rate pipeline position. Beginning in the fourth quarter of 2012, Heartland began the pooling of certain newly originated mortgage loans into mortgage-backed securities prior to delivery into the secondary market.

The following table summarizes Heartland's residential mortgage loan activity for the years indicated, in thousands:

	As of and For the Years Ended December 31,
	2012	2011	2010
Mortgage Servicing Fees	$4,431	$3,605	$3,073
Mortgage Servicing Rights Income	11,451	3,723	5,778
Mortgage Servicing Rights Amortization	(6,597)	(3,637)	(4,101)
Total Residential Mortgage Loan Servicing Income	$9,285	$3,691	$4,750
Valuation Adjustment on Mortgage Servicing Rights	$(477)	$(19)	$—
Gains On Sale of Loans	$48,907	$11,134	$7,449
Residential Mortgage Loans Originated	$1,647,650	$608,236	$632,750
Residential Mortgage Loans Sold	$1,531,563	$452,930	$626,156
Residential Mortgage Loan Servicing Portfolio	$2,199,486	$1,541,517	$1,399,968

Trust fees increased $622,000 or 6% during 2012 and $650,000 or 7% during 2011. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.38 billion at December 31, 2012, compared to $1.36 billion at December 31, 2011, and $1.38 billion at December 31, 2010. Those values fluctuate throughout the year as market conditions improve or decline. The total number of trust accounts was 1,950 at December 31, 2012, compared to 1,987 at December 31, 2011, and 1,970 at December 31, 2010.

Securities gains totaled $14.0 million during 2012 compared to $13.1 million during 2011 and $6.8 million during 2010. During both years, volatility in the bond market provided opportunities to swap securities from one sector of the portfolio to another without significantly changing the duration of the portfolio. During 2012, we implemented a strategy of selling short (less than 1.5 years) mortgage-backed securities and replacing with well-structured, non-callable bonds, which are expected to protect us under a wider range of possible interest rate scenarios and decrease susceptibility to the mortgage prepayment risk associated with mortgage-backed securities. Strategies implemented during 2011 included the sale of taxable municipal bonds and reinvestment into tax-exempt municipal bonds and the shift of a portion of the securities portfolio from agencies to treasuries and shorter-term mortgage-backed securities. Additionally, during the first quarter of 2011, a private label Z tranche security with a book value of $10,000 was sold at a gain of $1.4 million. Seven of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $129,000 and a market value of $4.1 million at December

31, 2012. Management has not determined when any future sales of these securities will occur. Offsetting, in part, the securities gains during 2012 was an impairment loss on three private-label mortgage-backed securities totaling $981,000 recorded during the first quarter of 2012. This impairment charge related to a decline in the credit quality of these securities. Management does not anticipate further declines on these or any other securities within the portfolio due to credit quality, but will continue to monitor the portfolio for any further declines. Based on its analysis, management believes it is prudent to continue to hold these securities as their economic value exceeds their market value.

Other noninterest income was $4.7 million during 2012 compared to $86,000 during 2011 and $2.5 million during 2010. Affecting other noninterest income were payments due to or from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed on July 2, 2009. Payments due to the FDIC totaled $913,000 during 2011, whereas payments due from the FDIC totaled $203,000 during 2012 and $652,000 during 2010. Included in other noninterest income during 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member and a $682,000 write up on the appraised value of real property obtained through collection efforts on nonperforming loans. During 2010, Heartland recorded other noninterest income for life insurance proceeds of $502,000.

Noninterest Expenses

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands.

	For the Years Ended December 31,			% Change
	2012	2011	2010	2012/2011	2011/2010
NONINTEREST EXPENSES:
Salaries and employee benefits	$105,727	$75,537	$63,391	40%	19%
Occupancy	10,629	9,363	9,121	14	3
Furniture and equipment	6,326	5,636	6,104	12	(8)
Professional fees	15,338	12,567	10,446	22	20
FDIC insurance assessments	3,292	3,777	5,441	(13)	(31)
Advertising	5,294	4,292	3,830	23	12
Goodwill impairment charge	—	—	1,639	—	(100)
Intangible assets amortization	562	572	591	(2)	(3)
Net loss on repossessed assets	9,969	9,807	15,264	2	(36)
Other noninterest expenses	26,244	15,745	13,412	67	17
Total Noninterest Expenses	$183,381	$137,296	$129,239	34%	6%
Efficiency ratio(1)	72.71%	69.41%	66.79%

(1) Noninterest expense divided by the sum of net interest income and noninterest income less security gains.

Noninterest expenses totaled $183.4 million in 2012 compared to $137.3 million in 2011, a $46.1 million or 34% increase. Categories contributing most significantly to this increase were salaries and employee benefits, occupancy, professional fees, advertising and other noninterest expenses. During 2011, noninterest expenses totaled $137.3 million compared to $129.2 million in 2010, an $8.1 million or 6% increase. Significant contributors for this period were increases in salaries and employee benefits, professional fees and other noninterest expenses combined with decreases in FDIC insurance assessments and net losses on repossessed assets.

The largest component of noninterest expense, salaries and employee benefits, increased $30.2 million or 40% in 2012 compared to 2011, and increased $12.1 million or 19% during 2011 compared to 2010. A large portion of these increases resulted from the expansion of residential loan origination and the addition of personnel in the Heartland Mortgage and National Residential Mortgage unit. Commission expense was $19.8 million during 2012, $6.8 million during 2011 and $4.3 million during 2010. The increases in commission expense are a direct result of the increased mortgage loan origination activity. Additionally, the accrual for incentive plan compensation payouts was significantly higher in 2012, in direct correlation with the higher earnings and the reinstatement of incentive compensation for Heartland's executive officers after the repayment of TARP (Troubled Asset Relief Program) funds. Total average full-time equivalent employees were 1,339 during 2012 compared to 1,098 during 2011 and 1,027 during 2010.

Occupancy expense increased $1.3 million or 14% in 2012 compared to 2011 and furniture and equipment expense increased $690,000 or 12% during the same period. These increases are primarily attributable to the expansion of our mortgage operations.

Professional fees increased $2.8 million or 22% during 2012 and $2.1 million or 20% during 2011. These increases were primarily associated with the workout and disposition of nonperforming assets and the services provided to Heartland by third-party consultants. During 2012, these fees also increased as a result of the services performed in relation to the acquisitions.

FDIC insurance assessments decreased $485,000 or 13% during 2012 and $1.7 million or 31% during 2011, primarily associated with a change in the FDIC assessment rates that became effective April 1, 2011. These new rates are based upon total assets minus tangible equity of the insured bank instead of total deposits.

Advertising expense was $5.3 million during 2012 compared to $4.3 million during 2011 and $3.8 million during 2010. Promotional expenses increased commensurate with the development of our residential mortgage expansion, increased media advertising for retail checking accounts and television and radio production expenses for branding campaigns.

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

Net losses on repossessed assets totaled $10.0 million during 2012 compared to $9.8 million during 2011 and $15.3 million during 2010. The majority of these losses resulted from valuation adjustments due to reductions in real estate values.

Other noninterest expenses were $26.2 million during 2012 compared to $15.7 million during 2011 and $13.4 million during 2010. Included in the 2012 noninterest expenses was a $5.3 million writedown on a $5.7 million investment in a commercial and residential real estate project located in Dubuque, Iowa, which qualified for $5.8 million in historic rehabilitation tax credits for 2012. Also included in the 2012 noninterest expenses were $442,000 in costs incurred for early termination fees on service contracts, severance payouts and retention bonuses paid as a result of the acquisitions. Provisions to fund a repurchase reserve for the potential buyback of residential mortgage loans were recorded in the amount of $2.6 million during 2012 and $613,000 during 2011, the first year we began such a provision. Also included in the 2012 other noninterest expenses was a $302,000 charge for an early payment fee ($238,000) and remaining unamortized issuance costs ($64,000) due to the early redemption of $5.0 million of trust preferred securities. The 2011 noninterest expenses included a $403,000 writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale. Additionally, a large portion of the increases in other noninterest expenses in both years was attributable to the ramp up of our mortgage origination operations.

Income Taxes

Heartland's effective tax rate was 25.9% for 2012 compared to 26.9% for 2011 and 29.2% for 2010. Excluding a non-deductible goodwill impairment charge, our effective tax rate was 27.8% for 2010. During 2012, Heartland's income taxes included federal historic rehabilitation tax credits totaling $5.8 million associated with an investment at Dubuque Bank and Trust Company. During 2011, Heartland's income taxes included a $404,000 refund for state taxes attributable to the 2007 and 2008 tax years. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $798,000 during both 2012 and 2011 and $554,000 in 2010. The additional credits in 2012 and 2011 were associated with Dubuque Bank and Trust Company’s ownership interest in a new low-income housing project for seniors located in Dubuque, Iowa. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 20.4% during 2012 compared to 28.8% during 2011 and 27.3% during 2010. The tax-equivalent adjustment for this tax-exempt interest income was $7.4 million during 2012 compared to $5.9 million during 2011 and $4.9 million during 2010.

Segment Reporting

Heartland has two reportable segments: community banking and mortgage banking. Revenues from community banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, gains on sales of loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 21 to our consolidated financial statements for further discussion regarding our segment reporting.

FINANCIAL CONDITION

Total assets were $4.99 billion at December 31, 2012, an increase of $685.5 million or 16% since December 31, 2011. Included in the asset growth for 2012 were the $53.5 million in assets acquired from Liberty Bank, FSB, $128.0 million in assets acquired in the First Shares, Inc. transaction and $109.1 million acquired in the Heritage Bank acquisition. At December 31, 2011, total assets had increased $305.6 million or 8% since year-end 2010. Securities represented 31% of total assets at both December 31, 2012 and 2011.

Lending Activities

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan and lease portfolio at the end of the years indicated, in thousands:

LOAN AND LEASE PORTFOLIO
	As of December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans and leases receivable held to maturity:
Commercial	$712,143	25.21%	$645,666	25.95%	$558,031	23.75%	$420,021	17.98%	$434,444	18.03%
Commercial real estate	1,289,184	45.62	1,163,784	46.79	1,160,962	49.43	1,250,087	53.52	1,283,627	53.27
Agricultural and agricultural real estate	328,311	11.62	262,975	10.57	250,943	10.68	256,780	10.99	247,664	10.28
Residential mortgage	249,689	8.84	194,436	7.82	163,726	6.97	175,059	7.49	203,921	8.46
Consumer	245,678	8.70	220,099	8.85	214,515	9.13	231,709	9.92	234,061	9.72
Lease financing, net	165	0.01	450	0.02	981	0.04	2,326	0.10	5,829	0.24
Gross loans and leases receivable held to maturity	2,825,170	100.00%	2,487,410	100.00%	2,349,158	100.00%	2,335,982	100.00%	2,409,546	100.00%
Unearned discount	(676)		(2,463)		(2,581)		(2,491)		(2,443)
Deferred loan fees	(2,945)		(3,663)		(2,590)		(2,349)		(2,102)
Total net loans and leases receivable held to maturity	$2,821,549		$2,481,284		$2,343,987		$2,331,142		$2,405,001
Loans covered under loss share agreements:
Commercial and commercial real estate	$3,074	42.38%	$6,380	47.80%	10,056	48.34%	$15,068	47.29%	$—	—%
Agricultural and agricultural real estate	748	10.31	1,659	12.43	2,723	13.09	8,984	28.20	—	—
Residential mortgage	2,645	36.47	4,158	31.15	5,792	27.85	3,626	11.38	—	—
Consumer	786	10.84	1,150	8.62	2,229	10.72	4,182	13.13	—	—
Total loans covered under loss share agreements	7,253	100.00%	13,347	100.00%	20,800	100.00%	31,860	100.00%	—	—%
Allowance for loan and lease losses	(38,715)		(36,808)		(42,693)		(41,848)		(35,651)
Loans and leases receivable, net	$2,790,087		$2,457,823		$2,322,094		$2,321,154		$2,369,350
Loans held for sale totaled $96.2 million at December 31, 2012, an increase of $42.6 million or 80% since year-end 2011. These balances increased as management began the pooling of certain newly originated mortgage loans into mortgage-backed securities prior to delivery into the secondary market beginning in the fourth quarter of 2012.

The table below sets forth the remaining maturities of loans and leases by category, including loans held for sale and loans covered by loss share agreements, and excluding unearned discount and deferred loan fees, as of December 31, 2012, in thousands:

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES(1)

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$303,607	$139,165	$109,180	$76,398	$84,060	$712,410
Commercial real estate	372,020	415,031	208,395	107,697	188,848	1,291,991
Residential real estate	116,751	41,016	12,256	96,481	81,336	347,840
Agricultural and agricultural real estate	163,191	89,897	32,334	21,107	23,189	329,718
Consumer	60,019	63,462	11,076	18,408	93,499	246,464
Lease financing, net	40	125	—	—	—	165
Total	$1,015,628	$748,696	$373,241	$320,091	$470,932	$2,928,588

(1) Maturities based upon contractual dates

Total loans and leases held to maturity were $2.82 billion at December 31, 2012, compared to $2.48 billion at year-end 2011, an increase of $340.3 million or 14%, with $173.6 million occurring during the fourth quarter, $18.4 million during the third quarter, $97.2 million during the second quarter and $51.1 million during the first quarter. Included in the loan growth for the fourth quarter of 2012 were $84.9 million in loans acquired in the First Shares, Inc. acquisition and $63.4 million acquired in the Heritage Bank acquisition. Loan growth for the third quarter of 2012 included $9.4 million in loans acquired from Liberty Bank, FSB. Excluding acquisitions, loan growth for the year totaled $182.6 million or 7%. Total loans and leases held to maturity were $2.48 billion at December 31, 2011, compared to $2.34 billion at year-end 2010, an increase of $137.3 million or 6%, with $107.1 million occurring during the fourth quarter. The loan category experiencing the majority of the growth during both 2012 and 2011 was commercial and commercial real estate loans.

The commercial and commercial real estate loan category continues to be the primary focus for all the Bank Subsidiaries. These loans comprised 71% of the loan portfolio at year-end 2012 compared to 73% at both year-end 2011 and 2010. Commercial and commercial real estate loans increased $191.9 million or 11% during 2012. Exclusive of $83.7 million attributable to the acquisitions, this growth was $108.2 million or 6%. For 2011, these loans increased $90.5 million or 5%. Approximately 73% of the 2012 growth and 65% of the 2011 growth occurred at our banks in the Midwest. During the first quarter of 2013, we plan to launch our small business loan center, designed to provide easy access to credit and fast turnaround time for the small business customer, and add efficiencies in the handling of these customers by our business bankers. Most of our bank subsidiaries have selected dedicated staff to serve this market niche.

The initial 5.00% dividend rate payable on the preferred stock issued to the U.S. Treasury under the SBLF is subject to reduction during the second to tenth quarter after issuance (through December 31, 2013) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00% if QSBL increases by ten percent or more over that period. Heartland's baseline amount was determined to be $923.0 million, which would require growth in QSBL of $92.3 million to have the dividend rate paid to the U.S. Treasury reduced to 1.00%. Any reduction in the dividend rate paid to the U.S. Treasury does not begin until QSBL has grown by more than 2.5% over the baseline. Through December 31, 2012, Heartland's QSBL had grown by $123.0 million or 12.1%. The dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury is 2.00% for the first quarter of 2013 and 1.00% for the second quarter of 2013.

Residential mortgage loans increased $55.3 million or 28% since year-end 2011. Exclusive of $26.3 million attributable to acquisitions, this growth was $29.0 million or 15%. During 2011, residential mortgage loans experienced an increase of $30.7 million or 19%. Growth in both years was primarily attributable to the ramp up in this line of business.

Agricultural and agricultural real estate loans increased $65.3 million or 25% since year-end 2011. Exclusive of $37.7 million attributable to the acquisitions, this growth was $27.6 million or 10%. During 2011, agricultural and agricultural real estate loans outstanding increased $12.0 million or 5%. Of the $328.3 million in agricultural loans at year-end 2012, 78% were originated by our banks in the Midwest. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle, with approximately 35% being in grain production.

Consumer loans increased $25.6 million or 12% since year-end 2011. Exclusive of $10.1 million attributable to acquisitions, this growth was $15.5 million or 7%. During 2011, consumer loans increased $5.6 million or 3%. Consumer loans at Citizens Finance Co. comprised 27% of our total consumer loan portfolio at both December 31, 2012 and 2011, compared to 24% at December 31, 2010. Expansion of Citizens Finance Co. was put on hold until December of 2010, when its ninth office was opened in Aurora, Illinois. A tenth office was opened in Peoria, Illinois in 2011 and an eleventh office was opened in Elgin, Illinois in 2012.

Although repayment risk exists on all loans, different factors influence repayment risk for each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower’s management and the health of national and regional economies. Additionally, repayment of commercial and agricultural real estate loans may be influenced by fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those on residential real estate, are dependent on the borrower’s continuing financial stability as well as the value of the collateral underlying these credits, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. These risks are described in more detail in Item 1A. “Risk Factors” of this Form 10-K. We monitor loan concentrations and do not believe we have excessive concentrations in any specific industry.

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

Loans and leases secured by real estate, either fully or partially, totaled $1.9 billion or 68% of total loans and leases at December 31, 2012, and $1.7 billion or 70% of total loans and leases at December 31, 2011. Approximately 59% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of December 31,
	2012	2011
Residential real estate, excluding residential construction and residential lot loans	$523,071	$426,736
Industrial, manufacturing, business and commercial	241,369	199,487
Agriculture	211,823	200,204
Retail	171,974	161,795
Office	154,681	136,826
Land development and lots	104,716	129,783
Hotel, resort and hospitality	96,928	111,550
Multi-family	76,606	66,063
Food and beverage	79,222	73,196
Warehousing	74,634	62,973
Health services	45,469	23,803
Residential construction	31,351	37,685
All other	101,866	111,999
Total loans secured by real estate	$1,913,710	$1,742,100

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

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	As of December 31,
	2012	2011	2010	2009	2008
Not covered under loss share agreements:
Nonaccrual loans and leases	$43,156	$57,435	$90,512	$78,118	$76,953
Loans and leases contractually past due 90 days or more	—	—	85	17	1,005
Total nonperforming loans and leases	43,156	57,435	90,597	78,135	77,958
Other real estate	35,470	43,506	31,731	30,205	11,750
Other repossessed assets	542	648	302	501	1,484
Total nonperforming assets not covered under loss share agreements	$79,168	$101,589	$122,630	$108,841	$91,192
Covered under loss share agreements:
Nonaccrual loans and leases	$1,259	$3,345	$4,901	$4,170	$—
Loans and leases contractually past due 90 days or more	—	—	—	—	—
Total nonperforming loans and leases	1,259	3,345	4,901	4,170	—
Other real estate	352	881	271	363	—
Other repossessed assets	—	—	—	—	—
Total nonperforming assets covered under loss share agreements	$1,611	$4,226	$5,172	$4,533	$—
Restructured loans(1)	$21,121	$25,704	$23,719	$46,656	$—
Nonperforming loans and leases not covered under loss share agreements to total loans and leases receivable	1.53%	2.31%	3.87%	3.35%	3.24%
Nonperforming assets not covered under loss share agreements to total loans and leases receivable plus repossessed property	2.77%	4.02%	5.16%	4.61%	3.77%
Nonperforming assets not covered under loss share agreements to total assets	1.59%	2.39%	3.07%	2.71%	2.51%

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during 2012 and 2011, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2011	$60,780	$44,387	$648	$105,815
Loan foreclosures	(28,942)	28,751	191	—
Net loan recoveries	(6,295)	—	—	(6,295)
New nonperforming loans	33,439	—	—	33,439
Reduction of nonperforming loans(1)	(14,567)	—	—	(14,567)
OREO/Repossessed sales proceeds	—	(30,009)	(364)	(30,373)
OREO/Repossessed assets writedowns, net	—	(7,307)	(156)	(7,463)
Net activity at Citizens Finance Co.	—	—	223	223
December 31, 2012	$44,415	$35,822	$542	$80,779

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2010	$95,498	$32,002	$302	$127,802
Loan foreclosures	(41,933)	41,272	661	—
Net loan recoveries	(35,250)	—	—	(35,250)
New nonperforming loans	75,676	—	—	75,676
Reduction of nonperforming loans(1)	(33,211)	—	—	(33,211)
OREO/Repossessed sales proceeds	—	(21,635)	(234)	(21,869)
OREO/Repossessed assets writedowns, net	—	(7,252)	(52)	(7,304)
Net activity at Citizens Finance Co.	—	—	(29)	(29)
December 31, 2011	$60,780	$44,387	$648	$105,815

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans, exclusive of those covered under loss sharing agreements, were $43.2 million or 1.53% of total loans and leases at December 31, 2012, compared to $57.4 million or 2.31% of total loans and leases at December 31, 2011, and $90.6 million or 3.87% of total loans and leases receivable at December 31, 2010. Approximately 53%, or $22.9 million, of our nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 12 borrowers, were comprised of $7.3 million originated by New Mexico Bank & Trust, $5.8 million originated by Rocky Mountain Bank, $4.5 million originated by Galena State Bank & Trust Co., $2.7 million originated by Wisconsin Bank & Trust, $1.4 million originated by Riverside Community Bank and $1.2 million originated by Arizona Bank & Trust. At December 31, 2011, approximately 57%, or $32.7 million, of our nonperforming loans had individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate 15 borrowers, were primarily concentrated in our banks serving the Western states, with $8.8 million originated by Arizona Bank & Trust, $8.2 million originated by New Mexico Bank & Trust, $4.5 million originated by Wisconsin Bank & Trust, $4.5 million originated by Rocky Mountain Bank, $3.9 million originated by Riverside Community Bank and $2.8 million originated by Galena State Bank & Trust Co. The portion of Heartland's nonperforming loans covered by government guarantees was $1.7 million at December 31, 2012, $2.7 million at December 31, 2011, and $3.7 million at December 31, 2010.

As identified using the North American Industry Classification System (NAICS), $12.4 million of nonperforming loans with individual balances exceeding $1.0 million at December 31, 2012, were for construction/land subdivision and the remaining $10.5 million was distributed among seven other industry categories. The industry breakdown for nonperforming loans with individual balances exceeding $1.0 million at December 31, 2011, as identified using the NAICS, was $14.4 million for lot and land development and $6.7 million for construction and development. The remaining $11.6 million was distributed among seven other industries.

Delinquencies in each of the loan portfolios continue to be relatively stable and no significant adverse trends have been identified. Loans delinquent 30 to 89 days were 0.32% of total loans at December 31, 2012, compared to 0.23% at December 31, 2011, and 0.67% at December 31, 2010.

Other real estate owned was $35.8 million at December 31, 2012, compared to $44.4 million at December 31, 2011, and $32.0 million at December 31, 2010. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During 2012, $7.0 million of other real estate owned was sold during the fourth quarter, $4.2 million during the third quarter, $5.9 million during the second quarter and $12.4 million during the first quarter. During 2011, $21.8 million of other real estate owned was sold, $5.4 million during the fourth quarter, $6.2 million during the third quarter, $4.9 million during the second quarter and $5.3 million during the first quarter.

In certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Although many of our loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes, we have also participated in certain restructuring programs for residential real estate borrowers. In general, certain residential real estate borrowers facing an interest rate reset that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. In addition, during 2009, our Bank Subsidiaries began participating in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”) for loans in its servicing portfolio. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program. We also utilize a similar mortgage loan restructuring program for certain borrowers within our portfolio loans.

We had an aggregate balance of $26.0 million in restructured loans at December 31, 2012, of which $4.5 million was classified as nonaccrual and $21.1 million were accruing according to the restructured terms. At December 31, 2011, we had $34.6 million in restructured loans, of which $8.8 million was classified as nonaccrual and $25.7 million was accruing interest according to the restructured terms.

At December 31, 2012, $95.0 million or 53% of the consumer loans originated by the Bank Subsidiaries were in home equity lines of credit ("HELOCs") compared to $90.6 million or 56% at December 31, 2011, and $94.9 million or 58% at December 31, 2010. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, HELOCs are established at an 80% loan to value.

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

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at December 31, 2012, was 1.37% of loans and leases and 89.71% of nonperforming loans compared to 1.48% of loans and leases and 64.09% of nonperforming loans at December 31, 2011, and 1.82% of loans and leases and 47.12% of nonperforming loans at December 31, 2010. The allowance for loan and lease losses as a percentage of loans and leases declined in both years as several credit relationships considered impaired, for which specific reserves had been provided, were charged-off or transitioned to other real estate owned. The provision for loan losses was $8.2 million during 2012 compared to $29.4 million during 2011 and $32.5 million in 2010. A reduction in the level of the allowance for loan and lease losses maintained for impaired loans was the primary contributor to the lower provision during 2012. The portion of the allowance for loan and lease losses maintained for impaired loans was $4.6 million at December 31, 2012, leaving the allowance on non-impaired loans, exclusive of acquisitions, relatively stable at 1.32% of loans and leases at December 31, 2012, compared to 1.31% at December 31, 2011. The allowance for loan and lease losses related to total impaired loans was $5.5 million at December 31, 2011, compared to $12.2 million at December 31, 2010. Although the aggregate annual provision for loan losses moderated in 2012, additions to the allowance for loan and lease losses continued during 2011 as the sluggish economic recovery and the long-term affect of adverse economic conditions impacted individual credits and continued to impact the value of collateral when appraisals were obtained.

The amount of net charge-offs not covered by loss share agreements recorded by us was $5.9 million during 2012 compared to $36.3 million during 2011. As a percentage of average loans and leases, net charge-offs were 0.23% during 2012 and 1.46% during 2011. A large portion of the net charge-offs during both years was related to nonfarm nonresidential real estate and construction, land development and other land loans, including residential lot loans. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. Citizens Finance Co., our consumer finance subsidiary, experienced net charge-offs of $2.5 million during 2012 and $1.6 million during 2011. Net losses as a percentage of average loans, net of unearned, at Citizens were 3.88% for 2012 compared to 2.99% for 2011 and 3.35% for 2010. Loans with payments past due for more than thirty days at Citizens were 2.15% of gross loans at year-end 2012 compared to 3.79% at year-end 2011 and 4.39% at year-end 2010. Although we may periodically experience a charge-off of more significance on an individual credit, we feel our credit culture remains solid.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans and leases outstanding, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
	As of December 31,
	2012	2011	2010	2009	2008
Allowance at beginning of year	$36,808	$42,693	$41,848	$35,651	$32,993
Charge-offs:
Commercial and commercial real estate	8,697	32,474	27,191	26,883	22,487
Residential real estate	988	1,878	1,641	1,869	1,010
Agricultural and agricultural real estate	1	167	301	496	33
Consumer	4,818	5,461	4,917	4,712	4,217
Lease financing	—	—	—	1,005	—
Total charge-offs	14,504	39,980	34,050	34,965	27,747
Recoveries:
Commercial and commercial real estate	7,160	3,919	1,585	1,073	226
Residential real estate	164	46	19	79	18
Agricultural and agricultural real estate	81	33	152	32	177
Consumer	804	732	631	601	665
Lease financing	—	—	—	—	—
Total recoveries	8,209	4,730	2,387	1,785	1,086
Net charge-offs(1)(2)	6,295	35,250	31,663	33,180	26,661
Provision for loan and lease losses	8,202	29,365	32,508	39,377	29,319
Allowance at end of year	$38,715	$36,808	$42,693	$41,848	$35,651
Net charge-offs to average loans and leases	0.23%	1.46%	1.31%	1.38%	1.15%

(1) Includes net charge-offs at Citizens Finance Co. of $2,468 for 2012, $1,608 for 2011, $1,605 for 2010, $1,942 for 2009 and $2,012 for 2008.
(2) Includes net charge-offs on loans covered under loss share agreements of $409 for 2012, ($1,065) for 2011, $798 for 2010 and $1,344 for 2009.

The table below shows our allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves, in thousands:

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable
Commercial and commercial real estate(1)	$25,861	70.83%	$25,168	72.74%	$30,841	73.18%	$33,585	71.50%	$23,133	71.30%
Residential real estate	3,543	8.84	3,001	7.82	2,381	6.97	1,691	7.49	2,007	8.46
Agricultural and agricultural real estate	2,138	11.62	1,763	10.57	2,147	10.68	2,852	10.99	2,013	10.28
Consumer	7,173	8.70	6,874	8.85	6,315	9.13	3,566	9.92	3,322	9.72
Lease financing	—	0.01	2	0.02	9	0.04	17	0.10	97	0.24
Unallocated	—		—		1,000		137		5,079
Total allowance for loan and lease losses	$38,715		$36,808		$42,693		$41,848		$35,651

(1) For 2012, the amount allocated to commercial was $11,388 and the amount allocated to commercial real estate was $14,473. For 2011, the amount allocated to commercial was $10,547 and the amount allocated to commercial real estate was $14,621.

Securities

The composition of our securities portfolio is managed to maximize the total return on the portfolio while considering the impact it has on our asset/liability position and liquidity needs. Securities represented 31% of total assets at both December 31, 2012 and 2011. Total available for sale securities as of December 31, 2012, were $1.51 billion, an increase of $238.1 million or 19% since December 31, 2011. Total available for sale securities as of December 31, 2011, were $1.27 billion, an increase of $63.3 million or 5% from year-end 2010.

During both years, the composition of the securities portfolio was shifted from lower-yielding U.S. government corporate and agency securities into mortgage-backed securities and obligations of states and political subdivisions. The percentage of mortgage-backed securities to total securities was 67% at December 31, 2012, compared to 63% at December 31, 2011, and 48% at December 31, 2010. The percentage of obligations of states and political subdivisions to total securities was 30% at December 31, 2012, compared to 25% at December 31, 2011, and 23% at December 31, 2010. Approximately 80% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at both December 31, 2012 and 2011. Heartland's securities portfolio had an expected duration of 4.30 years as of December 31, 2012.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of December 31, 2012 and December 31, 2011, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	As of December 31,
	2012		2011		2010
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$21,444	1.37%	$107,147	8.08%	320,007	25.30%
Mortgage-backed securities	1,043,241	66.79	834,185	62.88	609,865	48.23
Obligation of states and political subdivisions	474,907	30.41	335,799	25.31	294,259	23.27
Other securities	22,365	1.43	49,461	3.73	40,433	3.20
Total securities	$1,561,957	100.00%	$1,326,592	100.00%	$1,264,564	100.00%

At December 31, 2012, we had $22.0 million of equity securities, including capital stock in the various Federal Home Loan Banks of which the Bank Subsidiaries are members and all of which were classified as available for sale.

The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2012, by major category and classification as available for sale or held to maturity, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$2,003	0.71%	$16,881	1.48%	$2,560	1.00%	$—	—%	$—	—%	$21,444	1.35%
Obligations of states and political subdivisions(1)	2,317	4.11	30,031	3.80	56,946	3.55	337,151	3.47	—	—	426,445	3.51
Mortgage backed securities	—	—	—	—	—	—	—	—	1,036,201	1.88	1,036,201	1.88
Equity securities	—	—	—	—	—	—	—	—	21,985	—	21,985	—
Total	$4,320	2.53%	$46,912	3.02%	$59,506	2.59%	$337,151	3.47%	$1,058,186	1.88%	$1,506,075	2.31%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions(1)	$—	—%	$510	5.41%	$11,638	5.87%	$36,314	5.83%	$—	—%	$48,462	5.84%
Mortgage backed and equity securities	—	—	—	—	—	—	—	—	7,040	9.95	7,040	9.95
Total	$—	—%	$510	5.41%	$11,638	5.87%	$36,314	5.83%	$7,040	9.95%	$55,502	6.36%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

Although there remains a net unrealized aggregate gain on the debt securities held in our available for sale portfolio, some of those securities had market values below their amortized cost basis at December 31, 2012. Because the majority of the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2012. See Note 4 to our consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

AVERAGE DEPOSITS
	For the Years Ended December 31,
	2012			2011			2010
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$829,566	24.43%	—%	$667,952	21.45%	—%	$536,053	17.63%	—%
Savings	1,763,233	51.91	0.38	1,589,697	51.05	0.57	1,557,658	51.24	0.88
Time deposits less than $100,000	531,351	15.64	2.02	590,767	18.97	2.40	649,892	21.38	2.63
Time deposits of $100,000 or more	272,338	8.02	1.75	265,664	8.53	2.23	296,325	9.75	2.54
Total deposits	$3,396,488	100.00%		$3,114,080	100.00%		$3,039,928	100.00%

Total average deposits experienced an increase of $282.4 million or 9% during 2012. Exclusive of $45.9 million attributable to acquisitions, this growth was $236.5 million or 8% compared to an increase of $74.2 million or 2% during 2011. For 2012, all the Bank Subsidiaries experienced growth in deposits, with the most significant growth occurring at Dubuque Bank and Trust Company, Riverside Community Bank, New Mexico Bank & Trust, Minnesota Bank & Trust, Wisconsin Bank & Trust and Arizona Bank & Trust. For 2011, the Bank Subsidiaries experiencing growth were Dubuque Bank and Trust Company, Riverside Community Bank, Wisconsin Bank & Trust, New Mexico Bank & Trust and Minnesota Bank & Trust. During both years, this growth was weighted more heavily in our Midwestern markets, which were responsible for 71% of the growth during 2012 and 86% of the growth during 2011. The percentage of our total average deposit balances attributable to branch banking offices in our Western markets was 39% during 2012, 41% during 2011 and 42% during 2010.

The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to no cost demand deposits during 2012, as average demand deposits increased $161.6 million or 24%. Exclusive of acquisitions, average demand deposits increased $153.7 million or 23% during 2012. For 2011, average demand deposits grew by $131.9 million or 25%. The result is an improving mix of total deposits, with demand deposits representing 25%, savings representing 52% and time deposits representing 23% at December 31, 2012. At year-end 2011, demand deposits represented 22% of total deposits, savings represented 52% and time deposits represented 26%. At year-end 2010, demand deposits represented 19% of total deposits, savings represented 51% and time deposits represented 30%. Additionally, commercial and retail customers have continued to build cash reserves. The percentage of our total average demand deposit balances attributable to branch banking offices in our Western markets was 55% during 2012, 47% during 2011 and 53% during 2010.

Average savings deposit balances increased by $173.5 million or 11% during 2012. Exclusive of acquisitions, average savings deposit balances increased $159.2 million or 10% during 2012. For 2011, average savings deposit balances increased by $32.0 million or 2%. The percentage of our total average savings deposit balances attributable to branch banking offices in our Western markets was 37% in 2012, 38% in 2011 and 39% in 2010.

Average time deposits decreased $52.7 million or 6% during 2012, and without the additional $23.5 million acquired through acquisitions, average time deposits decreased $76.3 million or 9% during 2012. Average time deposits decreased $89.8 million or 9% during 2011. The decrease in time deposits during both years was attributable to an increased emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Bank Subsidiaries priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers. Additionally, due to the low interest rates, many certificate of deposit customers elected to place their maturing balances in checking or savings accounts while waiting for interest rates to improve. The percentage of our total average time deposit balances attributable to branch banking offices in our Western markets was 40% during 2012, 41% during 2011 and 35% during 2010.

Average brokered time deposits as a percentage of total average deposits were 1% during both 2012 and 2011. The reliance on brokered time deposits has decreased during more recent years as the Bank Subsidiaries were able to grow deposits in their own markets at comparable or lower interest rates.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2012, in thousands:

TIME DEPOSITS $100,000 AND OVER
December 31, 2012
3 months or less	$51,589
Over 3 months through 6 months	29,004
Over 6 months through 12 months	72,086
Over 12 months	156,139
$308,818

Borrowings

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. As of December 31, 2012, the amount of short-term borrowings was $224.6 million compared to $270.1 million at year-end 2011, a decrease of $45.5 million or 17%, primarily due to activity in retail repurchase agreements. All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $203.4 million at December 31, 2012, compared to $253.5 million at December 31, 2011, a decrease of $50.1 million or 20%.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide working capital to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $10.0 million at any one time. There was no balance outstanding on these revolving credit lines at both December 31, 2012, and December 31, 2011.

The following table reflects information regarding our short-term borrowings as of December 31, 2012, 2011, and 2010, in thousands:

SHORT-TERM BORROWINGS
	As of and For the Years Ended December 31,
	2012	2011	2,010
Balance at end of period	$224,626	$270,081	$235,864
Maximum month-end amount outstanding	298,662	270,081	235,864
Average month-end amount outstanding	248,048	197,527	198,382
Weighted average interest rate at year-end	0.31%	0.35%	0.48%
Weighted average interest rate for the year	0.32%	0.44%	0.58%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of December 31, 2012, the amount of other borrowings was $389.0 million, an increase of $16.2 million or 4% since year-end 2011. Heartland continues to have a $15.0 million amortizing term loan with an unaffiliated bank. In January 2012, Heartland issued an additional $10.0 million of senior notes to two of the accredited investors that had purchased senior notes in 2011. Additionally, maturities on a portion of the existing senior notes were extended such that $17.5 million remained at the original maturity date of December 1, 2015, $7.0 million will mature on each of February 1, 2017, and February 1, 2018, and $6.0 million will mature on February 1, 2019. The senior notes are unsecured and bear interest at 5.00% per annum payable quarterly. A portion of the additional senior notes was used to redeem $5.0 million of trust preferred securities.

Other borrowings also include structured wholesale repurchase agreements, which totaled $85.0 million at both December 31, 2012, and December 31, 2011. The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60%. The prepayment fee of $238,000 and the remaining unamortized issuance costs of $64,000 were expensed upon redemption. A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2012, is as follows, in thousands:

TRUST PREFERRED OFFERINGS

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of December 31, 2012(1)		Maturity Date	Callable Date
$20,619	10/10/2003	8.25%	8.25%		10/10/2033	03/31/2013
25,774	03/17/2004	2.75% over LIBOR	3.30%	(2)	03/17/2034	03/17/2013
20,619	01/31/2006	1.33% over LIBOR	1.73%	(3)	04/07/2036	04/07/2013
20,619	06/21/2007	6.75%	6.75%	(4)	09/15/2037	03/15/2013
20,619	06/26/2007	1.48% over LIBOR	2.01%	(5)	09/01/2037	06/01/2013
$108,250

(1) Effective weighted average interest rate as of December 31, 2012, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 12 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2012, was 5.33% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2012, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2012, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

Also in other borrowings are the borrowings by the bank subsidiaries from the Federal Home Loan Bank ("FHLB") of which they are a member. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. FHLB borrowings totaled $143.2 million at December 31, 2012, and $132.3 million at December 31, 2011. Total FHLB borrowings at December 31, 2012, had an average rate of 3.11% and an average maturity of 2.14 years. When considering the earliest possible call date on these advances, the average maturity is shortened to 1.00 years.

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 13.36% and 15.35%, respectively, on December 31, 2012, compared to 14.08% and 15.87%, respectively, on December 31, 2011, and 14.06% and 16.23%, respectively, on December 31, 2010. At December 31, 2012, our leverage ratio, the ratio of Tier 1 capital to total average assets, was 9.84% compared to 10.24% and 9.92% at December 31, 2011 and 2010, respectively. Heartland and our Bank Subsidiaries have been, and will continue to be, managed to meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized us and each of our Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the tables below, in thousands:

RISK-BASED CAPITAL RATIOS(1)
	As of and For the Years Ended December 31,
	2012		2011		2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$463,371	13.36%	$427,145	14.08%	$403,357	14.06%
Tier 1 capital minimum requirement	138,743	4.00%	121,357	4.00%	114,760	4.00%
Excess	$324,628	9.36%	$305,788	10.08%	$288,597	10.06%
Total capital	$532,502	15.35%	$481,513	15.87%	$465,666	16.23%
Total capital minimum requirement	277,485	8.00%	242,715	8.00%	229,521	8.00%
Excess	$255,017	7.35%	$238,798	7.87%	$236,145	8.23%
Total risk-adjusted assets	$3,468,565		$3,033,935		$2,869,010

(1) Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1)
	As of and For the Years Ended December 31,
	2012		2011		2010
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$463,371	9.84%	$427,145	10.24%	$403,357	9.92%
Tier 1 capital minimum requirement(2)	188,284	4.00%	166,865	4.00%	162,580	4.00%
Excess	$275,087	5.84%	$260,280	6.24%	$240,777	5.92%
Average adjusted assets	$4,707,110		$4,171,625		$4,064,508

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
(2) We have established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Commitments for capital expenditures are an important factor in evaluating capital adequacy. During 2011 and 2010, we invested capital of $6.0 million and $10.0 million, respectively, into Heartland Community Development Inc., a wholly-owned subsidiary of Heartland. The primary purpose of Heartland Community Development Inc. is to hold and manage certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous. Heartland Community Development Inc. purchased other real estate with a fair value of $14.6 million and $7.0 million from our Bank Subsidiaries during 2011 and 2010, respectively. In addition, Heartland Community Development Inc. purchased loans with a fair value of $3.7 million from a Bank Subsidiary during 2010. No additional investments of capital or purchases of other real estate occurred in 2012.

Minnesota Bank & Trust began operations on April 15, 2008, in Edina, Minnesota, located in the Minneapolis, Minnesota, metropolitan area. Our initial investment in this de novo was $13.2 million, or 80%, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposes certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allows, but does not require, us to repurchase the shares from investors.

On December 19, 2008, Heartland received $81.7 million through participation in the CPP. On September 15, 2011, Heartland sold to the U.S. Treasury $81.7 million of its Series C Preferred Stock under the SBLF. Simultaneous with receipt of the SBLF funds, Heartland redeemed the $81.7 million of preferred stock issued to the U.S. Treasury in December 2008 under the CPP. On September 28, 2011, Heartland repurchased a warrant to purchase 609,687 shares of Heartland common stock from the U.S. Treasury that had been issued under the CPP at a purchase price of $1.8 million. Note 18 to the financial statements contains a detailed discussion about of the capital issuance and redemptions.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2012, and December 31, 2011, commitments to extend credit aggregated $844.6 million and $765.8 million, and standby letters of credit aggregated $29.5 million and $49.1 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2012, in thousands:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$866,990	$392,780	$319,217	$130,172	$24,821
Long-term debt obligations	389,025	150,431	68,530	41,470	128,594
Operating lease obligations	22,378	3,245	5,571	4,254	9,308
Purchase obligations	3,912	1,993	1,634	285	—
Other long-term liabilities	2,694	258	304	304	1,828
Total contractual obligations	$1,284,999	$548,707	$395,256	$176,485	$164,551

Other commitments:
Lines of credit	$844,558	$727,519	$73,649	$25,772	$17,618
Standby letters of credit	29,462	28,720	528	214	—
Total other commitments	$874,020	$756,239	$74,177	$25,986	$17,618

On a consolidated basis, we maintain a large balance of short-term securities that, when combined with cash from operations, we believe are adequate to meet our funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury under the SBLF, debt service on our revolving credit arrangements and our trust preferred securities issuances, and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from the Bank Subsidiaries and the issuance of debt securities. At December 31, 2012, Heartland’s revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, none of which had been borrowed. One of these credit agreements contains specific financial covenants which are listed in Note 11 to the consolidated financial statements. At December 31, 2012, Heartland was in compliance with these covenants.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Bank Subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $115.5 million as of December 31, 2012.

LIQUIDITY

Liquidity refers to our ability to maintain a cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Operating activities provided cash of $48.7 million during 2012 compared to $58.5 million during 2011 and $92.1 million in 2010. The biggest contributor to this change was activity in loans originated for sale which used cash of $42.6 million during 2012 compared to $29.6 million during 2011 and provided cash of $6.6 million in 2010. Cash used for the payment of income taxes was $12.2 million in 2012 in comparison with $7.1 million during 2011 and $13.7 million during 2010.

Investing activities used cash of $349.7 million during 2012, $200.0 million during 2011 and $170.8 million during 2010. The proceeds from securities sales, paydowns and maturities were $871.1 million during 2012 as compared to $789.8 million during 2011 and $654.3 million during 2010. Purchases of securities used cash of $1.08 billion during 2012 as compared to $788.5 million during 2011 and $738.6 million during 2010. The net increase in loans and leases used cash of $211.6 million in 2012, $207.0 million in 2011 and $75.6 million in 2010. Net cash received in acquisitions was $61.8 million in 2012, and no acquisitions were completed in 2011 or 2010

Financing activities provided cash of $339.2 million during 2012 and $208.8 million during 2011 and used cash of $41.2 million in 2010. A net increase in deposit accounts provided cash of $384.6 million during 2012 compared to $176.1 million during 2011, and a net decrease in deposit accounts used cash of $16.3 million in 2010. Activity in short-term borrowings used cash of $45.5 million during 2012 compared to providing $34.2 million during 2011 and $73.5 million in 2010. Cash proceeds from other borrowings were $11.7 million during 2012 compared to $18.6 million during 2011 and $25.1 million during 2010. Repayment of other borrowings used cash of $6.8 million during 2012 compared to $8.3 million during 2011 and $114.0 million during 2010.

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

At December 31, 2012, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on December 31, 2012.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in 2012 when compared to 2011.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2012, and 2011, provided the following results, in thousands:

	2012		2011
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$145,370	(0.57)%	$140,530	0.01%
Base	$146,203		$140,520
Up 200 Basis Points	$148,611	1.65%	$137,316	(2.28)%
Year 2
Down 100 Basis Points	$142,521	(2.52)%	$132,758	(5.52)%
Base	$146,591	0.27%	$136,158	(3.10)%
Up 200 Basis Points	$156,944	7.35%	$138,484	(1.45)%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $380,000 at December 31, 2012, and $333,000 at December 31, 2011, and in both cases were less than 1% of total assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2012	2011
ASSETS
Cash and due from banks		$160,223	$126,680
Federal funds sold and other short-term investments	3	7,831	3,154
Cash and cash equivalents		168,054	129,834
Securities:
Trading, at fair value		380	333
Available for sale, at fair value (cost of $1,472,565 at December 31, 2012, and $1,242,460 at December 31, 2011)	4	1,506,075	1,267,999
Held to maturity, at cost (fair value of $55,982 at December 31, 2012, and $57,486 at December 31, 2011)	4	55,502	58,260
Loans held for sale		96,165	53,528
Loans and leases receivable:	5
Held to maturity		2,821,549	2,481,284
Loans covered by loss share agreements		7,253	13,347
Allowance for loan and lease losses	6	(38,715)	(36,808)
Loans and leases receivable, net		2,790,087	2,457,823
Premises, furniture and equipment, net	7	128,294	110,206
Other real estate, net		35,822	44,387
Goodwill	8	30,627	25,909
Other intangible assets, net	8	18,486	12,960
Cash surrender value on life insurance		75,480	67,084
FDIC indemnification asset		749	1,343
Other assets		84,832	75,392
TOTAL ASSETS		$4,990,553	$4,305,058
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$974,232	$737,323
Savings		2,004,438	1,678,154
Time		866,990	794,636
Total deposits		3,845,660	3,210,113
Short-term borrowings	10	224,626	270,081
Other borrowings	11	389,025	372,820
Accrued expenses and other liabilities		126,703	99,151
TOTAL LIABILITIES		4,586,014	3,952,165
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)		—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)		81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,827,835 shares at December 31, 2012 and 16,611,671 shares at December 31, 2011)		16,828	16,612
Capital surplus		50,359	43,333
Retained earnings		236,279	198,182
Accumulated other comprehensive income		16,641	12,147
Treasury stock at cost (0 shares at December 31, 2012 and 126,881 shares at December 31, 2011)		—	(1,754)
TOTAL STOCKHOLDERS' EQUITY		401,805	350,218
Noncontrolling interest		2,734	2,675
TOTAL EQUITY		404,539	352,893
TOTAL LIABILITIES AND EQUITY		$4,990,553	$4,305,058

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2012	2011	2010
INTEREST INCOME:
Interest and fees on loans and leases	5	$156,499	$149,603	$151,794
Interest on securities:
Taxable		22,129	28,195	34,507
Nontaxable		10,698	13,935	12,616
Interest on federal funds sold		4	3	1
Interest on interest bearing deposits in other financial institutions		8	1	14
TOTAL INTEREST INCOME		189,338	191,737	198,932
INTEREST EXPENSE:
Interest on deposits	9	22,230	29,224	38,272
Interest on short-term borrowings		818	893	1,160
Interest on other borrowings		16,134	16,226	16,448
TOTAL INTEREST EXPENSE		39,182	46,343	55,880
NET INTEREST INCOME		150,156	145,394	143,052
Provision for loan and lease losses	6	8,202	29,365	32,508
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		141,954	116,029	110,544
NONINTEREST INCOME:
Service charges and fees		15,242	14,303	13,900
Loan servicing income		11,300	5,932	7,232
Trust fees		10,478	9,856	9,206
Brokerage and insurance commissions		3,702	3,511	3,184
Securities gains, net		13,998	13,104	6,834
Gain (loss) on trading account securities		47	89	(91)
Impairment loss on securities		(981)	—	—
Gains on sale of loans		49,198	11,366	8,088
Valuation adjustment on mortgage servicing rights		(477)	(19)	—
Income on bank owned life insurance		1,442	1,349	1,466
Other noninterest income		4,713	86	2,510
TOTAL NONINTEREST INCOME		108,662	59,577	52,329
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	105,727	75,537	63,391
Occupancy	15	10,629	9,363	9,121
Furniture and equipment	7	6,326	5,636	6,104
Professional fees		15,338	12,567	10,446
FDIC insurance assessments		3,292	3,777	5,441
Advertising		5,294	4,292	3,830
Intangible assets amortization	8	562	572	591
Goodwill impairment charge	8	—	—	1,639
Net loss on repossessed assets		9,969	9,807	15,264
Other noninterest expenses		26,244	15,745	13,412
TOTAL NONINTEREST EXPENSES		183,381	137,296	129,239
INCOME BEFORE INCOME TAXES		67,235	38,310	33,634
Income taxes	13	17,384	10,302	9,846
NET INCOME		49,851	28,008	23,788
Net (income) loss available to noncontrolling interest, net of tax		(59)	36	115
NET INCOME ATTRIBUTABLE TO HEARTLAND		49,792	28,044	23,903
Preferred dividends and discount		(3,400)	(7,640)	(5,344)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$46,392	$20,404	$18,559
EARNINGS PER COMMON SHARE - BASIC		$2.81	$1.24	$1.13
EARNINGS PER COMMON SHARE - DILUTED		$2.77	$1.23	$1.13
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.50	$0.40	$0.40

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2012	2011	2010
NET INCOME	$49,851	$28,008	$23,788
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities available for sale	20,988	22,751	12,923
Reclassification adjustment for net gains realized in net income	(12,981)	(13,104)	(6,834)
Net change in non-credit related other than temporary impairment	(612)	—	—
Income taxes	(2,750)	(3,374)	(2,217)
Other comprehensive income on securities available for sale and held to maturity	4,645	6,273	3,872
Derivatives used in cash flow hedging relationships:
Unrealized loss on derivatives	(2,204)	(6,053)	(4,652)
Reclassification adjustment for net losses on derivatives realized in net income	1,984	1,996	726
Income taxes	69	1,414	1,464
Other comprehensive income (loss) on cash flow hedges	(151)	(2,643)	(2,462)
Other comprehensive income	4,494	3,630	1,410
Comprehensive income	54,345	31,638	25,198
Less: comprehensive (income) loss attributable to noncontrolling interest	(59)	36	115
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$54,286	$31,674	$25,313

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2010	$77,224	$16,612	$44,284	$172,487	$7,107	$(5,433)	$2,776	$315,057
Comprehensive income				23,903	1,410		(115)	25,198
Sale of noncontrolling interest							32	32
Cumulative preferred dividends accrued and discount accretion	1,259			(1,259)				—
Cash dividends declared:								—
Preferred, $50.00 per share				(4,085)				(4,085)
Common, $0.40 per share				(6,521)				(6,521)
Purchase of 14,420 shares of common stock						(211)		(211)
Issuance of 93,113 shares of common stock			(582)			1,970		1,388
Commitments to issue common stock			926					926
Balance at December 31, 2010	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784

Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Comprehensive income				28,044	3,630		(36)	31,638
Sale of noncontrolling interest							18	18
Cumulative preferred dividends accrued and discount accretion	3,215			(3,215)				—
Repurchase of Series B preferred stock and warrants	(81,698)		(1,800)					(83,498)
Issuance of Series C preferred stock	81,698							81,698
Cash dividends declared:
Preferred, $50.00 per share				(4,606)				(4,606)
Common, $0.40 per share				(6,566)				(6,566)
Purchase of 54,723 shares of common stock						(389)		(389)
Issuance of 114,458 shares of common stock			(773)			2,309		1,536
Commitments to issue common stock			1,278					1,278
Balance at December 31, 2011	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893

Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				49,792	4,494		59	54,345
Cash dividends declared:
Preferred, $36.60 per share				(3,400)				(3,400)
Common, $0.50 per share				(8,295)				(8,295)
Purchase of 131,326 shares of common stock						(2,937)		(2,937)
Issuance of 474,371 shares of common stock		216	4,872			4,691		9,779
Commitments to issue common stock			2,154					2,154
Balance at December 31, 2012	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except per share data)
	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,851	$28,008	$23,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,544	7,546	8,366
Provision for loan and lease losses	8,202	29,365	32,508
Net amortization of premium on securities	22,858	14,939	7,380
Provision for deferred taxes	505	4,363	(2,736)
Securities gains, net	(13,998)	(13,104)	(6,834)
(Increase) decrease in trading account securities	(47)	(89)	451
Impairment loss on securities	981	—	—
Stock based compensation	2,154	1,278	926
Loss on sale of OREO and other repossessed property	6,953	7,079	11,711
Loans originated for sale	(1,572,117)	(479,221)	(639,381)
Proceeds on sales of loans held for sale	1,578,678	460,963	654,063
Net gains on sales of loans held for sale	(49,198)	(11,366)	(8,088)
(Increase) decrease in accrued interest receivable	(1,323)	1,397	1,097
Decrease in prepaid expenses	2,916	2,969	2,459
Decrease in accrued interest payable	(1,001)	(701)	(1,056)
Goodwill impairment charge	—	—	1,639
Valuation adjustment on mortgage servicing rights	477	19	—
Other, net	5,263	5,039	5,856
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,698	58,484	92,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	580,775	493,167	399,901
Proceeds from the maturity of and principal paydowns on securities available for sale	288,774	295,137	252,514
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,576	1,461	1,913
Purchase of securities available for sale	(1,077,813)	(788,543)	(715,164)
Purchase of securities held to maturity	—	—	(23,419)
Net increase in loans and leases	(211,565)	(207,027)	(75,583)
Purchase of bank owned life insurance policies	(4,571)	(3,140)	(5,676)
Capital expenditures	(19,787)	(6,719)	(9,605)
Net assets acquired, net of cash paid	61,778	—	—
Proceeds from sale of equipment	460	—	—
Proceeds on sale of OREO and other repossessed assets	30,660	15,692	4,290
NET CASH USED BY INVESTING ACTIVITIES	(349,713)	(199,972)	(170,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	417,988	275,890	124,584
Net decrease in time deposit accounts	(33,339)	(99,825)	(140,925)
Net increase (decrease) in short-term borrowings	(45,455)	34,217	73,515
Proceeds from other borrowings	11,700	18,565	25,075
Repayments of other borrowings	(6,806)	(8,272)	(113,977)
Proceeds from issuance of preferred stock	—	81,698	—
Redemption of preferred stock	—	(81,698)	—
Redemption of warrants	—	(1,800)	—
Purchase of treasury stock	(2,937)	(389)	(212)
Proceeds from issuance of common stock	9,557	1,428	1,360
Excess tax benefits on exercised stock options	222	108	28
Dividends paid	(11,695)	(11,172)	(10,606)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	339,235	208,750	(41,158)
Net increase (decrease) in cash and cash equivalents	38,220	67,262	(119,838)
Cash and cash equivalents at beginning of year	129,834	62,572	182,410
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168,054	$129,834	$62,572
Supplemental disclosures:
Cash paid for income/franchise taxes	$12,197	$7,133	$13,676
Cash paid for interest	$40,183	$47,044	$56,936
Loans transferred to OREO	$28,751	$41,933	$28,364
Purchases of securities available for sale, accrued, not paid	$61,923	$55,349	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service banking offices serving communities in and around Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock and Winnebago Counties in Illinois; Dane, Green, Sheboygan, Brown and Grant Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona;  Flathead, Gallatin, Jefferson, Ravalli, Sanders, Sheridan and Yellowstone Counties in Montana; Broomfield, Adams and Boulder Counties in Colorado; and Hennepin County in Minnesota. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate. In addition to the full-service banking offices, Heartland provides residential real estate loans through loan production offices in San Diego, California; Reno, Nevada; Buffalo, Wyoming; Meridian, Idaho; and Minot, North Dakota.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank & Trust Co.; Riverside Community Bank; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Minnesota  Bank & Trust; Heritage Bank, N.A., Citizens Finance Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; and Heartland Financial Statutory Trust VII. All of Heartland’s subsidiaries are wholly-owned except for Minnesota Bank & Trust, of which Heartland was an 80% owner on December 31, 2012. On December 7, 2012, Heartland acquired Heritage Bank, N.A., a national banking association located in Phoenix, Arizona, and has obtained regulatory approvals to merge Heritage Bank into its Arizona Bank & Trust subsidiary on March 15, 2013. Heartland combined its First Community Bank charter with its Dubuque Bank and Trust Company charter in 2011. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest in the majority-owned subsidiaries is noted on the consolidated balance sheets and on the consolidated statements of income.

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

Securities Available for Sale - Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Available for sale securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating whether impairment is other-than-temporary, Heartland considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Heartland to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Heartland has the intent to sell a security; (2) it is more likely than not that Heartland will be required to sell the security before recovery of its amortized cost basis; or (3) Heartland does not expect to recover the entire amortized cost basis of the security. If Heartland intends to sell a security or if it is more likely than not that Heartland will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Heartland does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in noninterest income, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains, net, in the consolidated statements of income.

Securities Held to Maturity - Securities which Heartland has the ability and positive intent to hold to maturity are classified as held to maturity. Such securities are stated at amortized cost, adjusted for premiums and discounts that are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Unrealized losses determined to be other-than-temporary are charged to noninterest income.

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

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2012 and 2011, Heartland was servicing loans for others with aggregate unpaid principal balances of $2.20 billion and $1.54 billion, respectively.

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

Reserve for Unfunded Commitments - This reserve is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with Heartland’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of delinquencies, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Accrued Expenses and Other Liabilities section of the consolidated balance sheets.

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

Goodwill and Intangible Assets - Intangible assets consist of goodwill, core deposit intangibles, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at the reporting unit level, also giving consideration to overall enterprise value as part of that assessment. In evaluating goodwill for impairment, Heartland first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If Heartland concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if Heartland concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then Heartland performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to recognize, if any. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed. In step two, the implied fair value of goodwill is compared to the carrying value of the reporting unit's goodwill. The implied fair value of goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. Heartland estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and discounted cash flow methodology. These methods incorporate assumptions specific to the entity, such as the use of financial forecasts.

Core deposit intangibles are amortized over eight to eighteen years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the consolidated statements of income as loan servicing income. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. Valuation allowances of $496 thousand and $19 thousand were required as of December 31, 2012 and December 31, 2011, respectively.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Heartland recognizes interest and penalties related to income tax matters in income tax expense.

Derivative Financial Instruments - Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps, caps, floors, collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. FASB Accounting Standards Codification (ASC) Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, Heartland records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Heartland must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

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

Heartland had no fair value hedging relationships at December 31, 2012 or 2011. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the consolidated statements of income through noninterest income.

Heartland does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage Heartland’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815.

Segment Reporting - Public business enterprises are required to report information about operating segments in financial statements and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in determining how to allocate resources and to assess effectiveness of the segments' performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Heartland has two reporting segments, one for community banking and one for mortgage banking operations.

Rate Lock Commitments - Through its mortgage banking activities, Heartland commits to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges between 15 to 90 days. Heartland protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms, including interest rate, as committed to the borrower. Under the contractual relationship with these third party investors, Heartland is obligated to sell the loan to the investor, and the investor is obligated to buy the loan, only if the loan closes. No other obligation exists. Heartland is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates as a result of these contractual relationships with third party investors.

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

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, are shown in the table below:

(Dollars and number of shares in thousands, except per share data)	2012	2011	2010
Net income attributable to Heartland	$49,792	$28,044	$23,903
Preferred dividends and discount	(3,400)	(7,640)	(5,344)
Net income available to common stockholders	$46,392	$20,404	$18,559
Weighted average common shares outstanding for basic earnings per share	16,518	16,437	16,372
Assumed incremental common shares issued upon exercise of stock options	251	139	90
Weighted average common shares for diluted earnings per share	16,769	16,576	16,462
Earnings per common share — basic	$2.81	$1.24	$1.13
Earnings per common share — diluted	$2.77	$1.23	$1.13
Number of antidilutive stock options excluded from diluted earnings per share computation	106	514	562

Effect of New Financial Accounting Standards - In April 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements," which removes the collateral maintenance provision that is currently required when determining whether a transfer of a financial instrument is accounted for as a sale or a secured borrowing. Heartland adopted this standard on January 1, 2012, and the adoption did not have an impact on the results of operations, financial position or liquidity.

In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which is a joint effort between the FASB and IASB to converge fair value measurement and disclosure guidance. This standard permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met. This standard also increases disclosure surrounding company-determined fair value measurements (Level 3) for financial instruments and requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the consolidated balance sheets for which fair values are disclosed. Heartland adopted this standard on January 1, 2012, and the adoption did not have a material impact on the results of operations, financial position or liquidity. See Note 20 for the fair value of financial instruments disclosure.

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

In September 2011, the FASB issued ASU No. 2011-08, "Testing Goodwill For Impairment," which allows an entity to make an initial qualitative evaluation as to whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine if it is necessary to perform the two-step impairment test. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Heartland adopted this standard on January 1, 2012, and the adoption did not have a material impact on the results of operations, financial position or liquidity.

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

TWO
ACQUISITIONS

On July 13, 2012, Heartland completed the purchase of three retail banking offices from Liberty Bank, FSB in its Dubuque, Iowa market. The purchase was completed through Heartland's Dubuque Bank and Trust Company subsidiary. It included deposits of $53.8 million and loans of $9.4 million.

On November 16, 2012, Heartland completed the purchase of First Shares, Inc. ("FSI"), the bank holding company for the First National Bank of Platteville in Platteville, Wisconsin. Simultaneous with the closing of the transaction, First National Bank of Platteville merged into Heartland's Wisconsin Bank & Trust subsidiary. Under the terms of the agreement, the outstanding shares of FSI were converted into a combination of cash and shares of Heartland common stock, with stock consideration totaling 60% of the $10.5 million purchase price. The transaction included, at fair value, total assets of $128.0 million, loans of $84.9 million and deposits of $114.2 million.

On December 7, 2012, Heartland completed the purchase of Heritage Bank, N.A. located in Phoenix, Arizona. Heartland acquired Heritage in an all-cash transaction valued at approximately $15.6 million. The transaction included, at fair value, assets of $109.1 million, loans of $63.4 million and deposits of $83.3 million. Heritage Bank, N.A. is scheduled to merge with Heartland's Arizona Bank & Trust subsidiary on March 15, 2013.

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2012 and 2011, were $12.1 million and $7.7 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of December 31, 2012, and December 31, 2011, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Securities available for sale:
U.S. government corporations and agencies	$21,002	$443	$(1)	$21,444
Mortgage-backed securities	1,027,234	19,002	(10,035)	1,036,201
Obligations of states and political subdivisions	403,077	23,560	(192)	426,445
Corporate debt securities	—	—	—	—
Total debt securities	1,451,313	43,005	(10,228)	1,484,090
Equity securities	21,252	733	—	21,985
Total	$1,472,565	$43,738	$(10,228)	$1,506,075
December 31, 2011
Securities available for sale:
U.S. government corporations and agencies	$104,719	$2,428	$—	$107,147
Mortgage-backed securities	815,408	14,643	(4,997)	825,054
Obligations of states and political subdivisions	272,660	14,983	(973)	286,670
Corporate debt securities	26,284	29	(1,060)	25,253
Total debt securities	1,219,071	32,083	(7,030)	1,244,124
Equity securities	23,389	486	—	23,875
Total	$1,242,460	$32,569	$(7,030)	$1,267,999

At December 31, 2012, the amortized cost of the available for sale securities is net of $184 thousand of credit related other-than-temporary impairment ("OTTI"). At December 31, 2011, no OTTI was recorded.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2012, and December 31, 2011, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Securities held to maturity:
Mortgage-backed securities	$7,040	$492	$(12)	$7,520
Obligations of states and political subdivisions	48,462	—	—	48,462
Total	$55,502	$492	$(12)	$55,982
December 31, 2011
Securities held to maturity:
Mortgage-backed securities	$9,131	$40	$(1,532)	$7,639
Obligations of states and political subdivisions	49,129	730	(12)	49,847
Total	$58,260	$770	$(1,544)	$57,486

At December 31, 2012, the amortized cost of the held to maturity securities is net of $797 thousand of credit related OTTI and $612 thousand of non-credit related OTTI. At December 31, 2011, no OTTI was recorded.

Approximately 80% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

Included in the equity securities at December 31, 2012 and 2011, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka at an amortized cost of $11.6 million and $14.4 million, respectively. As a member of the Federal Reserve System, Heartland's Heritage Bank, N.A. subsidiary also had shares of stock in the Federal Reserve Bank (the "FRB") of San Francisco of $380 thousand. The Heartland banks are required to maintain FHLB stock and FRB stock as members of the various FHLB's and the Federal Reserve System in amounts as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB and FRB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2012, did not consider the investments to be other than temporarily impaired.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2012, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Securities available for sale:
Due in 1 year or less	$4,266	$4,320
Due in 1 to 5 years	44,947	46,912
Due in 5 to 10 years	55,943	59,506
Due after 10 years	318,923	337,151
Total debt securities	424,079	447,889
Mortgage-backed securities	1,027,234	1,036,201
Equity securities	21,252	21,985
Total investment securities	$1,472,565	$1,506,075

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2012, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Securities held to maturity:
Due in 1 year or less	$—	$—
Due in 1 to 5 years	510	510
Due in 5 to 10 years	11,638	11,638
Due after 10 years	36,314	36,314
Total debt securities	48,462	48,462
Mortgage-backed securities	7,040	7,520
Total investment securities	$55,502	$55,982

As of December 31, 2012, securities with a fair value of $557.1 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities for the years ended December 31, 2012, 2011, and 2010 are summarized as follows, in thousands:

	2012	2011	2010
Securities sold:
Proceeds from sales	$580,775	$493,167	$399,901
Gross security gains	15,387	15,302	8,575
Gross security losses	1,389	2,198	1,741

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2012, and December 31, 2011. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2012, and December 31, 2011, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. government corporations and agencies	$1,517	$(1)	$—	$—	$1,517	$(1)
Mortgage-backed securities	332,842	(9,121)	24,489	(914)	357,331	(10,035)
Obligations of states and political subdivisions	22,503	(192)	—	—	22,503	(192)
Corporate debt securities	—	—	—	—	—	—
Total debt securities	356,862	(9,314)	24,489	(914)	381,351	(10,228)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$356,862	$(9,314)	$24,489	$(914)	$381,351	$(10,228)
December 31, 2011
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	133,538	(1,794)	71,231	(3,203)	204,769	(4,997)
Obligations of states and political subdivisions	13,139	(284)	4,010	(689)	17,149	(973)
Corporate debt securities	5,147	(243)	15,346	(817)	20,493	(1,060)
Total debt securities	151,824	(2,321)	90,587	(4,709)	242,411	(7,030)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$151,824	$(2,321)	$90,587	$(4,709)	$242,411	$(7,030)

Securities held to maturity
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Mortgage-backed securities	$3,296	$—	$—	$(12)	$3,296	$(12)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$3,296	$—	$—	$(12)	$3,296	$(12)
December 31, 2011
Mortgage-backed securities	$2,350	$(54)	$3,515	$(1,478)	$5,865	$(1,532)
Obligations of states and political subdivisions	—	—	500	(12)	500	(12)
Total temporarily impaired securities	$2,350	$(54)	$4,015	$(1,490)	$6,365	$(1,544)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended December 31, 2012 or December 31, 2011.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	For the Years Ended December 31,
	2012	2011	2010
OTTI write-downs included in earnings:
Available for sale debt securities:
Mortgage-backed securities	$184	$—	$—
Held to maturity debt securities:
Mortgage-backed securities	797	—	—
Total debt security OTTI write-downs included in earnings	$981	$—	$—

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income (AOCI) for the same securities, in thousands:

	For the Years Ended December 31,
	2012	2011	2010
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$981	$—	$—
Intent to sell OTTI	—	—	—
Total recorded as part of gross realized losses	981	—	—
Recorded directly to AOCI for non-credit related impairment:
Mortgage-backed securities	683	—	—
Accretion of non-credit related impairment	(71)	—	—
Total recorded directly to AOCI for non-credit related impairment	612	—	—
Total OTTI losses recorded on debt securities	$1,593	$—	$—

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

Changes in the credit loss component of the credit impaired debt securities that Heartland does not intend to sell were, in thousands:

	For the Years Ended December 31,
	2012	2011	2010
Credit loss component, beginning of period	$—	$—	$—
Additions:
Initial credit impairments	981	—	—
Subsequent credit impairments	—	—	—
Total additions	981	—	—
Reductions:
For securities sold	—	—	—
Due to change in intent to sell or requirement to sell	—	—	—
For recoveries of previous credit impairments	—	—	—
Total reductions	—	—	—
Credit loss component, end of period	$981	$—	$—

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 2012, and December 31, 2011, were as follows, in thousands:

	December 31, 2012	December 31, 2011
Loans and leases receivable held to maturity:
Commercial	$712,143	$645,666
Commercial real estate	1,289,184	1,163,784
Agricultural and agricultural real estate	328,311	262,975
Residential real estate	249,689	194,436
Consumer	245,678	220,099
Gross loans receivable held to maturity	2,825,005	2,486,960
Net direct financing leases held to maturity	165	450
Gross loans and leases receivable held to maturity	2,825,170	2,487,410
Unearned discount	(676)	(2,463)
Deferred loan fees	(2,945)	(3,663)
Total net loans and leases receivable held to maturity	2,821,549	2,481,284
Loans covered under loss share agreements:
Commercial and commercial real estate	3,074	6,380
Agricultural and agricultural real estate	748	1,659
Residential real estate	2,645	4,158
Consumer	786	1,150
Total loans covered under loss share agreements	7,253	13,347
Allowance for loan and lease losses	(38,715)	(36,808)
Loans and leases receivable, net	$2,790,087	$2,457,823

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiary, Citizens Finance Co., typically lends to borrowers with past credit problems or limited credit histories, which comprise approximately 27% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at December 31, 2012, and December 31, 2011, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2012.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2012
Commercial	$1,350	$10,038	$11,388	$9,031	$703,112	$712,143
Commercial real estate	1,112	13,361	14,473	45,583	1,243,601	1,289,184
Agricultural and agricultural real estate	109	2,029	2,138	16,128	312,183	328,311
Residential real estate	783	2,760	3,543	7,443	242,246	249,689
Consumer	1,270	5,903	7,173	5,391	240,287	245,678
Lease financing	—	—	—	—	165	165
Total	$4,624	$34,091	$38,715	$83,576	$2,741,594	$2,825,170
December 31, 2011
Commercial	$1,990	$8,557	$10,547	$9,293	$636,373	$645,666
Commercial real estate	1,929	12,692	14,621	66,467	1,097,317	1,163,784
Agricultural and agricultural real estate	—	1,763	1,763	14,385	248,590	262,975
Residential real estate	464	2,537	3,001	5,905	188,531	194,436
Consumer	1,097	5,777	6,874	4,391	215,708	220,099
Lease financing	—	2	2	—	450	450
Total	$5,480	$31,328	$36,808	$100,441	$2,386,969	$2,487,410

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at December 31, 2012, and December 31, 2011, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at December 31, 2012, and December 31, 2011.

	December 31, 2012	December 31, 2011
Nonaccrual loans	$38,675	$48,587
Nonaccrual troubled debt restructured loans	4,481	8,848
Total nonaccrual loans	$43,156	$57,435
Accruing loans past due 90 days or more	—	—
Performing troubled debt restructured loans	$21,121	$25,704

Heartland had $25.6 million of troubled debt restructured loans at December 31, 2012, of which $4.5 million were classified as nonaccrual and $21.1 million were accruing according to the restructured terms. Heartland had $34.6 million of troubled debt restructured loans at December 31, 2011, of which $8.8 million were classified as nonaccrual and $25.7 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2012, and December 31, 2011, in thousands:

	For the Years Ended
	December 31, 2012			December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	3	$124	$124
Commercial real estate	1	13	13	13	5,664	5,664
Total commercial and commercial real estate	1	13	13	16	5,788	5,788
Agricultural and agricultural real estate	2	256	256	7	2,994	2,994
Residential real estate	2	1,239	1,239	9	1,182	1,182
Consumer	—	—	—	—	—	—
Total	5	$1,508	$1,508	32	$9,964	$9,964

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2012, and December 31, 2011, in thousands, that had been modified during the 12-month period prior to the default:

With Payment Defaults During the Following Periods
For the Years Ended
	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	59	3	287
Consumer	—	—	—	—
Total	2	$59	3	$287

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2012, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at December 31, 2012, and December 31, 2011, in thousands:

	Pass	Nonpass	Total
December 31, 2012
Commercial	$660,953	$51,190	$712,143
Commercial real estate	1,134,784	154,400	1,289,184
Total commercial and commercial real estate	1,795,737	205,590	2,001,327
Agricultural and agricultural real estate	286,264	42,047	328,311
Residential real estate	227,925	21,764	249,689
Consumer	235,232	10,446	245,678
Lease financing	165	—	165
Total gross loans and leases receivable held to maturity	$2,545,323	$279,847	$2,825,170

December 31, 2011
Commercial	$596,759	$48,907	$645,666
Commercial real estate	988,906	174,878	1,163,784
Total commercial and commercial real estate	1,585,665	223,785	1,809,450
Agricultural and agricultural real estate	223,247	39,728	262,975
Residential real estate	177,128	17,308	194,436
Consumer	211,073	9,026	220,099
Lease financing	450	—	450
Total gross loans and leases receivable held to maturity	$2,197,563	$289,847	$2,487,410

The nonpass category in the table above is comprised of approximately 50% special mention and 50% substandard as of December 31, 2012. The percent of nonpass loans on nonaccrual status as of December 31, 2012, was 15%. As of December 31, 2011, the nonpass category in the table above was comprised of approximately 43% special mention and 57% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2011, was 20%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at December 31, 2012, and December 31, 2011, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
December 31, 2012
Commercial	$1,143	$525	$—	$1,668	$708,294	$2,181	$712,143
Commercial real estate	1,631	494	—	2,125	1,259,112	27,947	1,289,184
Total commercial and commercial real estate	2,774	1,019	—	3,793	1,967,406	30,128	2,001,327
Agricultural and agricultural real estate	687	—	—	687	324,545	3,079	328,311
Residential real estate	1,278	234	—	1,512	241,860	6,317	249,689
Consumer	2,434	803	—	3,237	238,809	3,632	245,678
Lease financing	—	—	—	—	165	—	165
Total gross loans and leases receivable held to maturity	$7,173	$2,056	$—	$9,229	$2,772,785	$43,156	$2,825,170

December 31, 2011
Commercial	$220	$479	$—	$699	$643,273	$1,694	$645,666
Commercial real estate	668	—	—	668	1,117,274	45,842	1,163,784
Total commercial and commercial real estate	888	479	—	1,367	1,760,547	47,536	1,809,450
Agricultural and agricultural real estate	32	—	—	32	262,409	534	262,975
Residential real estate	940	93	—	1,033	188,865	4,538	194,436
Consumer	2,176	555	—	2,731	212,541	4,827	220,099
Lease financing	—	—	—	—	450	—	450
Total gross loans and leases receivable held to maturity	$4,036	$1,127	$—	$5,163	$2,424,812	$57,435	$2,487,410

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at December 31, 2012, and December 31, 2011, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2012, and December 31, 2011, any related allowance recorded for those loans as of December 31, 2012, and December 31, 2011, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2012 and December 31, 2011, and the interest income recognized on the impaired loans during the year ended December 31, 2012, and year ended December 31, 2011, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2012
Impaired loans with a related allowance:
Commercial	$2,904	$2,904	$1,350	$5,082	$88
Commercial real estate	6,403	6,384	1,112	12,671	813
Total commercial and commercial real estate	9,307	9,288	2,462	17,753	901
Agricultural and agricultural real estate	1,493	1,493	109	379	83
Residential real estate	3,197	3,170	783	2,737	89
Consumer	3,876	3,836	1,270	3,781	204
Total loans held to maturity	$17,873	$17,787	$4,624	$24,650	$1,277
Impaired loans without a related allowance:
Commercial	$6,596	$6,127	$—	$3,813	$186
Commercial real estate	48,967	39,199	—	41,814	689
Total commercial and commercial real estate	55,563	45,326	—	45,627	875
Agricultural and agricultural real estate	14,654	14,635	—	13,728	539
Residential real estate	4,741	4,273	—	3,861	65
Consumer	1,708	1,555	—	1,630	18
Total loans held to maturity	$76,666	$65,789	$—	$64,846	$1,497
Total impaired loans held to maturity:
Commercial	$9,500	$9,031	$1,350	$8,895	$274
Commercial real estate	55,370	45,583	1,112	54,485	1,502
Total commercial and commercial real estate	64,870	54,614	2,462	63,380	1,776
Agricultural and agricultural real estate	16,147	16,128	109	14,107	622
Residential real estate	7,938	7,443	783	6,598	154
Consumer	5,584	5,391	1,270	5,411	222
Total impaired loans held to maturity	$94,539	$83,576	$4,624	$89,496	$2,774

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2011
Impaired loans with a related allowance:
Commercial	$8,433	$8,397	$1,990	$9,395	$434
Commercial real estate	13,558	13,558	1,929	32,471	412
Total commercial and commercial real estate	21,991	21,955	3,919	41,866	846
Agricultural and agricultural real estate	—	—	—	2,722	—
Residential real estate	1,776	1,775	464	1,854	57
Consumer	2,764	2,764	1,097	2,688	32
Total loans held to maturity	$26,531	$26,494	$5,480	$49,130	$935
Impaired loans without a related allowance:
Commercial	$1,737	$896	$—	$2,221	$2
Commercial real estate	79,876	52,909	—	54,657	804
Total commercial and commercial real estate	81,613	53,805	—	56,878	806
Agricultural and agricultural real estate	14,428	14,385	—	14,302	557
Residential real estate	4,324	4,130	—	4,293	46
Consumer	2,226	1,627	—	1,470	5
Total loans held to maturity	$102,591	$73,947	$—	$76,943	$1,414
Total impaired loans held to maturity:
Commercial	$10,170	$9,293	$1,990	$11,616	$436
Commercial real estate	93,434	66,467	1,929	87,128	1,216
Total commercial and commercial real estate	103,604	75,760	3,919	98,744	1,652
Agricultural and agricultural real estate	14,428	14,385	—	17,024	557
Residential real estate	6,100	5,905	464	6,147	103
Consumer	4,990	4,391	1,097	4,158	37
Total impaired loans held to maturity	$129,122	$100,441	$5,480	$126,073	$2,349

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

The Elizabeth State Bank acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Purchased loans acquired in a business combination, which include loans purchased in The Elizabeth State Bank acquisition, are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan and lease losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality,” when the loans have evidence of credit deterioration since origination and it is probable at the date of the acquisition that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date included statistics such as past due and nonaccrual status.

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

The carrying amount of the loans covered by these loss share agreements at December 31, 2012, and December 31, 2011, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	December 31, 2012			December 31, 2011
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$598	$2,476	$3,074	$2,553	$3,827	$6,380
Agricultural and agricultural real estate	—	748	748	—	1,659	1,659
Residential real estate	—	2,645	2,645	—	4,158	4,158
Consumer loans	89	697	786	503	647	1,150
Total Covered Loans	$687	$6,566	$7,253	$3,056	$10,291	$13,347

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At December 31, 2012, and December 31, 2011, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at December 31, 2012, and December 31, 2011.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the years ended December 31, 2012 and 2011, were as follows, in thousands:

	2012	2011
Balance at beginning of year	$68,749	$75,565
Advances	41,989	15,606
Repayments	(13,127)	(22,422)
Balance at end of year	$97,611	$68,749

SIX
ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2012, 2011, and 2010 were as follows, in thousands:

	2012	2011	2010
Balance at beginning of year	$36,808	$42,693	$41,848
Provision for loan and lease losses	8,202	29,365	32,508
Recoveries on loans and leases previously charged-off	8,209	4,730	2,387
Loans and leases charged-off	(14,504)	(39,980)	(34,050)
Balance at end of year	$38,715	$36,808	$42,693

Changes in the allowance for loan and lease losses by loan category for the years ended December 31, 2012 and December 31, 2011, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808
Charge-offs	(1,799)	(6,898)	(1)	(988)	(4,818)	—	—	(14,504)
Recoveries	1,966	5,194	81	164	804	—	—	8,209
Provision	674	1,556	295	1,366	4,313	(2)	—	8,202
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$—	$38,715

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2010	$10,525	$20,316	$2,147	$2,381	$6,315	$9	$1,000	$42,693
Charge-offs	(2,970)	(29,504)	(167)	(1,878)	(5,461)	—	—	(39,980)
Recoveries	1,051	2,868	33	46	732	—	—	4,730
Provision	1,941	20,941	(250)	2,452	5,288	(7)	(1,000)	29,365
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808
SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2012 and December 31, 2011, were as follows, in thousands:

	2012	2011
Land and land improvements	$35,114	$33,092
Buildings and building improvements	106,891	92,125
Furniture and equipment	50,672	45,128
Total	192,677	170,345
Less accumulated depreciation	(64,383)	(60,139)
Premises, furniture and equipment, net	$128,294	$110,206

Depreciation expense on premises, furniture and equipment was $6.4 million, $6.3 million and $7.1 million for 2012, 2011 and 2010, respectively.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $30.6 million and $25.9 million at December 31, 2012, and December 31, 2011, respectively. Heartland recorded $681 thousand of goodwill in connection with the acquisition of the three branches from Liberty Bank, FSB on July 13, 2012. Heartland recorded $645 thousand in connection with the acquisition of First Shares, Inc. on November 16, 2012. Goodwill recorded related to the Heritage Bank acquisition on December 7, 2012 was $3.4 million. The goodwill associated with the Liberty and Heritage acquisitions is deductible for tax purposes.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2012, and December 31, 2011, are presented in the table below, in thousands:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$11,668	$9,327	$2,341	$9,957	$8,815	$1,142
Mortgage servicing rights	22,892	7,239	15,653	16,779	5,503	11,276
Customer relationship intangible	1,177	685	492	1,177	635	542
Total	$35,737	$17,251	$18,486	$27,913	$14,953	$12,960

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ending December 31,
2013	$742	$5,218	$45	$6,005
2014	468	4,174	43	4,685
2015	267	3,131	42	3,440
2016	238	2,087	41	2,366
2017	212	1,043	40	1,295
Thereafter	414	—	281	695

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2012. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $2.20 billion and $1.54 billion as of December 31, 2012, and December 31, 2011, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $10.0 million and $7.0 million as of December 31, 2012 and December 31, 2011, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $16.0 million and $11.5 million at December 31, 2012, and December 31, 2011, respectively. Valuation allowances of $496 thousand and $19 thousand, were required as of December 31, 2012, and December 31, 2011, respectively. Heartland's mortgage servicing rights are separated into 15- and 30-year tranches. At December 31, 2012, the 30-year tranche had a fair value of $12.6 million in comparison with the book value of $12.6 million, which is net of the related valuation allowance of $496 thousand. At December 31, 2011, the 30-year tranche had a fair value of $9.1 million in comparison with the book value of $8.9 million. At December 31, 2012, the 15-year tranche had a fair value of $3.3 million in comparison with the book value of $3.0 million. At December 31, 2011, the 15-year tranche had a fair value of $2.4 million in comparison with the book value of $2.4 million, which was net of the related valuation allowance of $19 thousand.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2012	2011
Balance at January 1	$11,276	$11,210
Originations	11,451	3,723
Amortization	(6,597)	(3,638)
Valuation adjustment	(477)	(19)
Balance at December 31	$15,653	$11,276

NINE
DEPOSITS

At December 31, 2012, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2013	$392,780
2014	227,360
2015	91,857
2016	82,165
2017	48,007
Thereafter	24,821
$866,990

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2012 and December 31, 2011, were $308.8 million and $247.5 million, respectively.

Interest expense on deposits for the years ended December 31, 2012, 2011, and 2010, was as follows, in thousands:

	2012	2011	2010
Savings and money market accounts	$6,736	$9,090	$13,677
Time certificates of deposit in denominations of $100,000 or more	4,776	5,928	7,534
Other time deposits	10,718	14,206	17,061
Interest expense on deposits	$22,230	$29,224	$38,272

TEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2012 and 2011, were as follows, in thousands:

	2012	2011
Securities sold under agreement to repurchase	$203,355	$253,496
Federal funds purchased	5,525	10,800
FHLB advance	10,000	—
Notes payable to unaffiliated banks	5,746	5,785
Total	$224,626	$270,081

Prior to April 2011, Heartland maintained credit lines with two unaffiliated banks, one of which provided borrowing authority for $15.0 million and one of which provided borrowing authority of $5.0 million. On April 20, 2011, Heartland entered into a debt arrangement with one of these banks to convert the $15.0 million revolving line of credit into a $15.0 million amortizing term loan with a maturity date of April 20, 2016, and to add $5.0 million in borrowing capacity in the form of a revolving line of credit with a maturity date of April 20, 2013. At the same time, Heartland entered into an interest rate swap transaction designated as a cash flow hedge, with the bank to fix the term loan at 5.14% for the full five-year term. Accordingly after this debt arrangement, Heartland has two credit lines with two unaffiliated banks, both with revolving borrowing capacity of $5.0 million and one with an additional $15.0 million amortizing term loan. At December 31, 2012 and 2011, Heartland had no outstanding balance on either line of credit.

The agreement with the revolving credit line and term loan contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2012 and 2011:

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

All retail repurchase agreements as of December 31, 2012 and 2011 were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2012, December 31, 2011 and December 31, 2010 were as follows, in thousands:

	2012	2011	2010
Maximum month-end balance	$298,662	$270,081	$235,864
Average month-end balance	248,048	197,527	198,382
Weighted average interest rate for the year	0.32%	0.44%	0.58%
Weighted average interest rate at year-end	0.31%	0.35%	0.48%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $101.3 million at December 31, 2012, and $82.8 million at December 31, 2011. There were no borrowings under the Discount Window Program outstanding at year-end 2012 and 2011.

ELEVEN
OTHER BORROWINGS

Other borrowings outstanding at December 31, 2012 and 2011 were as follows, in thousands:

	2012	2011
Advances from the FHLB; weighted average call dates at December 31, 2012 and 2011 were December 2013 and September 2014, respectively; and weighted average interest rates were 3.11% and 3.33%, respectively	$143,195	$132,297
Wholesale repurchase agreements; weighted average call dates at December 31, 2012 and 2011 were May 2013 and August 2012, respectively; and weighted average interest rates were 3.12% and 3.12%, respectively	85,000	85,000
Trust preferred securities	108,250	113,405
Senior notes	37,500	27,500
Note payable to unaffiliated bank	13,002	14,221
Contracts payable for purchase of real estate and other assets	2,078	397
Total	$389,025	$372,820

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka. The advances from the FHLB are collateralized by the Heartland banks' investments in FHLB stock of $9.6 million and $8.8 million at December 31, 2012 and 2011, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $1.12 billion at December 31, 2012, and $1.01 billion at December 31, 2011. As a national association, Heritage Bank, N.A. held stock in the Federal Reserve Bank of San Francisco totaling $380 thousand at December 31, 2012.

Heartland has entered into various wholesale repurchase agreements which had balances totaling $85.0 million at December 31, 2012 and 2011. A schedule of Heartland's wholesale repurchase agreements outstanding as of December 31, 2012, were as follows, in thousands:

	Amount	Interest Rate as of 12/31/12(1)		Issue Date	Maturity Date	Callable Date
Counterparty:
JP Morgan Chase	$25,000	2.48%		01/17/2008	01/17/2013	—
Citigroup Global Markets	15,000	3.32%		04/17/2008	04/17/2015	04/17/2013
Citigroup Global Markets	20,000	3.61%	(2)	04/17/2008	04/17/2018	04/17/2013
Barclays Capital	10,000	4.07%		07/01/2008	07/01/2013	07/01/2013
Citigroup Global Markets	15,000	2.69%		01/23/2009	01/23/2014	—
	$85,000

(1) Interest rates are fixed with the exception of the interest rate on the $20.0 million transaction with Citigroup Global Markets.
(2) Interest rate resets quarterly on the 17th of January, April, July and October of each year until maturity. Embedded within the contract is a cap interest rate of 3.61%.

Heartland currently has five wholly-owned trust subsidiaries that were formed to issue trust preferred securities. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $166 thousand as of December 31, 2012. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2012, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/12 (1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust III	$20,619	8.25%	8.25%		10/10/2033	03/31/2013
Heartland Financial Statutory Trust IV	25,774	2.75% over LIBOR	3.30%	(2)	03/17/2034	03/17/2013
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	1.73%	(3)	04/07/2036	04/07/2013
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	(4)	09/15/2037	03/15/2013
Heartland Financial Statutory Trust VII	20,619	1.48% over LIBOR	2.01%	(5)	09/01/2037	06/01/2013
	$108,250

(1) Effective weighted average interest rate as of December 31, 2012, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 12 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2012, was 5.33% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2012, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2012, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $108.3 million and $112.7 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2012 and 2011, respectively.

During 2010, Heartland completed a private debt offering of its senior notes. The notes were sold in a private placement to various accredited investors. A total of $24.5 million was issued in five private transactions beginning on October 25, 2010, and ending on December 3, 2010. On March 11, 2011, Heartland issued an additional $3.0 million of its senior notes to one additional accredited investor. The senior notes are unsecured, bear interest at 5% per annum payable quarterly, and originally matured on December 1, 2015. There are no covenants associated with the senior notes. On January 31, 2012, Heartland issued an additional $10.0 million of its senior notes to two of the accredited investors that had purchased senior notes in 2011. Additionally, Heartland extended the maturities on a portion of the existing senior notes such that $17.5 million remained at the original maturity date of December 1, 2015; $7.0 million will mature on each of February 1, 2017, and February 1, 2018; and $6.0 million will mature on February 1, 2019. Total senior notes outstanding were $37.5 million as of December 31, 2012, and $27.5 million as of December 31, 2011.

On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60%. The prepayment fee of $238 thousand and the remaining unamortized issuance costs of $64 thousand were expensed upon redemption.

Future payments at December 31, 2012, for other borrowings follow in the table below, in thousands. Callable FHLB advances and wholesale repurchase agreements are included in the table at their call date.

2013	$150,431
2014	21,485
2015	47,045
2016	24,367
2017	17,103
Thereafter	128,594
$389,025

TWELVE
DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy, including interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $6.7 million and $6.3 million of cash as collateral at December 31, 2012, and December 31, 2011, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2012, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $2.0 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.0 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2012, and December 31, 2011, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2012
Interest rate swap	$13,002	$(711)	Other Liabilities	2.961%	5.140%	04/20/2016
Interest rate swap	25,000	(708)	Other Liabilities	0.308%	2.580%	03/17/2014
Interest rate swap	20,000	(2,186)	Other Liabilities	0.311%	3.220%	03/01/2017
Interest rate swap	20,000	(3,020)	Other Liabilities	0.351%	3.355%	01/07/2020
December 31, 2011
Interest rate swap	$14,221	$(725)	Other Liabilities	3.035%	5.140%	04/20/2016
Interest rate swap	25,000	(1,032)	Other Liabilities	0.559%	2.580%	03/17/2014
Interest rate swap	20,000	(2,064)	Other Liabilities	0.527%	3.220%	03/01/2017
Interest rate swap	20,000	(2,584)	Other Liabilities	0.384%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the year ended December 31, 2012, and December 31, 2011, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
December 31, 2012
Interest rate swap	$14	Interest Expense	$(298)	Other Income	$—
Interest rate swap	324	Interest Expense	(536)	Other Income	—
Interest rate swap	(122)	Interest Expense	(561)	Other Income	—
Interest rate swap	(436)	Interest Expense	(589)	Other Income	—
December 31, 2011
Interest rate swap	$(488)	Interest Expense	$(216)	Other Income	$(227)
Interest rate swap	(39)	Interest Expense	(573)	Other Income	—
Interest rate swap	(1,195)	Interest Expense	(589)	Other Income	—
Interest rate swap	(2,109)	Interest Expense	(618)	Other Income	—

Economic Hedges

Heartland has certain derivative contracts which are accounted for as economic hedges. These contracts do not qualify for hedge accounting. These contracts are carried on the consolidated balance sheets at fair value with changes in fair value recorded as a component of other noninterest expense on the consolidated statements of income.

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

The second transaction, executed on March 27, 2008, was a twenty-eight month interest rate cap transaction on a notional amount of $20.0 million. The cap had an effective date of January 7, 2009, and matured on April 7, 2011. When 3-month LIBOR exceeded 5.50% on a reset date, the counterparty paid Heartland the amount of interest that exceeds the amount owed on the debt at the cap LIBOR rate of 5.50%. The floating rate subordinated debentures contained an interest rate deferral feature that was mirrored in the cap transaction. Heartland executed an interest rate swap transaction on February 4, 2009, and converted this cap transaction into an economic hedge and hedge accounting for the cap transaction was ceased.

Mortgage Derivatives

Heartland also has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at December 31, 2012, and December 31, 2011, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2012
Interest rate lock commitments (mortgage)	$267,397	$9,353	Other Assets
Forward commitments	22,814	462	Other Assets
Forward commitments	348,297	(1,221)	Other Liabilities
December 31, 2011
Interest rate lock commitments (mortgage)	$113,438	$3,697	Other Assets
Interest rate cap	20,000	—	Other Assets
Forward commitments	91,750	(869)	Other Assets

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the year ended December 31, 2012, and December 31, 2011, in thousands:

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
December 31, 2012
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$9,353
Interest rate cap	Other Income	—
Forward commitments	Gains on Sale of Loans Held for Sale	(759)
December 31, 2011
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$3,697
Interest rate cap	Other Income	—
Interest rate cap	Other Income	(5)
Forward commitments	Gains on Sale of Loans Held for Sale	(869)

THIRTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2012, 2011, and 2010 were as follows, in thousands:

	2012	2011	2010
Current:
Federal	$11,513	$4,639	$10,338
State	5,366	1,300	2,244
Total current	$16,879	$5,939	$12,582
Deferred:
Federal	$404	$2,905	$(2,121)
State	101	1,458	(615)
Total deferred	$505	$4,363	$(2,736)
Total income tax expense	$17,384	10,302	$9,846

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $242 thousand, $108 thousand, and $28 thousand in 2012, 2011, and 2010 respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2012 and 2011, were as follows, in thousands:

	2012	2011
Deferred tax assets:
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$2,280	$2,211
Securities	1,865	1,225
Allowance for loan and lease losses	14,908	13,754
Deferred compensation	3,547	2,330
Organization and acquisitions costs	289	467
Net operating loss carryforwards	3,691	2,026
Non-accrual loan interest	939	1,326
OREO writedowns	3,340	4,444
Rehab tax credit projects	2,162	18
Other	1,244	46
Gross deferred tax assets	34,265	27,847
Valuation allowance	(4,167)	(1,964)
Total deferred tax assets	$30,098	$25,883

Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	$(12,353)	$(9,603)
Premises, furniture and equipment	(7,877)	(6,402)
Lease financing	—	(93)
Tax bad debt reserves	(600)	(326)
Purchase accounting	(2,085)	(3,434)
Prepaid expenses	(604)	(664)
Mortgage servicing rights	(6,421)	(4,599)
Deferred loan fees	(134)	(194)
Other	(318)	(325)
Gross deferred tax liabilities	$(30,392)	$(25,640)
Net deferred tax asset (liability)	$(294)	$243

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. As a result of the acquisition of First Shares, Inc., Heartland had net operating loss carryforwards for federal income tax purposes of approximately $4.6 million at December 31, 2012, and an associated deferred tax asset of $1.6 million. These net carryforwards expire beginning December 31, 2026, through December 31, 2030, and are subject to an annual limitation of approximately $313 thousand. Net operating loss carryforwards for state income tax purposes were approximately $38.4 million at December 31, 2012, and $40.0 million at December 31, 2011. The associated deferred tax asset, net of federal tax, was $2.1 million at December 31, 2012, and $2.0 million at December 31, 2011. These carryforwards expire beginning December 31, 2022, through December 31, 2032. A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $2.0 million at both December 31, 2012, and 2011. During 2012, Heartland had a book writedown on an investment that, for tax purposes, would generate a capital loss upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital loss, a valuation allowance in the amount of $2.2 million was established in 2012. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows, in thousands:

	2012	2011	2010
Computed “expected” tax on net income	$23,511	$13,421	$11,812
Increase (decrease) resulting from:
Nontaxable interest income	(4,539)	(3,725)	(3,055)
State income taxes, net of federal tax benefit	3,099	2,056	1,059
Nondeductible goodwill and other intangibles	—	—	574
Tax credits	(6,669)	(798)	(554)
Valuation allowance	1,851	—	—
Other	131	(652)	10
Income taxes	$17,384	$10,302	$9,846
Effective tax rates	25.9%	26.9%	29.2%
Effective tax rates exclusive of goodwill impairment charge	25.9%	26.9%	27.8%

In 2012, Heartland's income taxes included federal historic rehabilitation tax credits totaling $5.8 million associated with an investment at Dubuque Bank and Trust Company. Additionally, investments in certain low-income housing partnerships at Dubuque Bank and Trust Company totaled $4.5 million at December 31, 2012, $7.6 million at December 31, 2011, and $8.4 million as of December 31, 2010. These investments generated federal low-income housing tax credits of $798 thousand in 2012, $798 thousand in 2011, and $554 thousand in 2010. These investments are expected to generate federal low-income housing tax credits of approximately $798 thousand for 2013 and 2014, $755 thousand for 2015, $581 thousand for 2016 through 2019 and $241 thousand for 2020.

On December 31, 2012, the amount of unrecognized tax benefits was $773 thousand, including $80 thousand of accrued interest and penalties. On December 31, 2011, the amount of unrecognized tax benefits was $751 thousand, including $113 thousand of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2012 and 2011, follows, in thousands:

	2012	2011
Balance at January 1	$751	$1,198
Additions for tax positions related to the current year	241	104
Additions for tax positions related to prior years	67	31
Reductions for tax positions due to settlement with taxing authorities	—	—
Reductions for tax positions related to prior years	(286)	(582)
Balance at December 31	$773	$751

The tax years ended December 31, 2009, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2008, and later remain open for examination. An income tax review is currently underway with the Colorado Department of Revenue for the years 2008 through 2011. During 2012, an income tax review was completed with the Illinois Department of Revenue for the years 2007 and 2008. This review resulted in a net tax refund of $29 thousand. As a result of this audit, amended returns were also filed with the State of Illinois for the years 2009, 2010 and 2011, resulting in additional tax refunds totaling $151 thousand. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $2.6 million, $2.2 million, and $1.8 million for 2012, 2011, and 2010, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2012, 2011, and 2010. Costs charged to operating expenses with respect to the matching contributions were $1.6 million, $1.3 million, and $1.1 million for 2012, 2011, and 2010, respectively.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2012 for all non-cancelable leases were as follows, in thousands:

2013	$3,245
2014	2,998
2015	2,573
2016	2,488
2017	1,766
Thereafter	9,308
$22,378

Rental expense for premises and equipment leased under operating leases was $2.8 million, $2.0 million, and $1.4 million for 2012, 2011, and 2010, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. In addition, DB&T Community Development Corp. leases properties it owns to third parties. Occupancy expense is presented net of rental income of $1.6 million, $1.3 million, and $1.3 million for 2012, 2011, and 2010, respectively.

Heartland utilizes a variety of financial instruments in the normal course of business to meet the financial needs of customers and to manage its exposure to fluctuations in interest rates. These financial instruments include lending related and other commitments as indicated below as well as derivative instruments shown in Note 12. The Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2012, and December 31, 2011, commitments to extend credit aggregated $844.6 million and $765.8 million, respectively, and standby letters of credit aggregated $29.5 million and $49.1 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. Heartland had a recorded repurchase obligation of $2.6 million and $613 thousand at December 31, 2012, and December 31, 2011, respectively.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2012 and 2011, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $98 thousand and $127 thousand, respectively. The adequacy of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2012, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

ASC Topic 718, “Compensation-Stock Compensation” requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award.

On May 16, 2012, Heartland stockholders approved adoption of the 2012 Long-Term Incentive Plan, replacing the 2005 Long-Term Incentive Plan. The maximum number of shares of Heartland common stock that may be delivered to participants under the 2012 Long-Term Incentive Plan is 500,000 shares, subject to permitted adjustments for certain corporate transactions and for forfeited shares. Effective May 16, 2012, no additional awards will be granted under the 2005 Long-Term Incentive Plan. At December 31, 2012, shares available for issuance under the 2012 Long-Term Incentive Plan totaled 509,884. At December 31, 2011, there were 321,894 shares available for issuance under new awards that may be granted in the future under the 2005 Long-Term Incentive Plan. Shares available for options forfeited under the 2005 Long-Term Incentive Plan are transferable to shares available under the 2012 Long-Term Incentive Plan. The 2012 Long-Term Incentive Plan is administered by the Nominating and Compensation Committee (the “Compensation Committee”) of the Board of Directors. All employees and directors of, and service providers to, Heartland or its subsidiaries are eligible to become participants in the 2012 Long-Term Incentive Plan, except that non-employees may not be granted incentive stock options. The 2012 Long-Term Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights (“SARS”), stock awards and cash incentive awards. The Compensation Committee determines the specific employees who will be granted awards under the 2012 Long-Term Incentive Plan and the type and amount of any such awards. Options may be granted that are either intended to be "incentive stock options" as defined under Section 422 of the Internal Revenue Code or not intended to be incentive stock options ("non-qualified stock options"). The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date.

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

Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. A summary of the status of the stock options as of December 31, 2012, 2011, and 2010, and changes during the year ended December 31, 2012, 2011, and 2010 follows:

	2012		2011		2010
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	570,762	$21.06	672,721	$20.27	704,471	$20.02
Granted	—	—	—	—	—	—
Exercised	(172,521)	17.39	(53,625)	9.65	(20,500)	10.68
Forfeited	(20,334)	23.42	(48,334)	22.73	(11,250)	21.63
Outstanding at December 31	377,907	$22.62	570,762	$21.06	672,721	$20.27
Options exercisable at December 31	333,024	$23.16	436,245	$20.86	399,071	$18.80

At December 31, 2012, the vested options totaled 333,024 shares with a weighted average exercise price of $23.16 per share and a weighted average remaining contractual life of 3.60 years. The intrinsic value for the vested options as of December 31, 2012, was $1.7 million. The intrinsic value for the total of all options exercised during year ended December 31, 2012, was $1.5 million. The total fair value of shares under stock options and RSU's that vested during the year ended December 31, 2012, was $2.2 million.

No options were granted during 2012 and 2011. Cash received from options exercised for the year ended December 31, 2012, was $3.0 million, with a related tax benefit of $222 thousand. Cash received from options exercised for the year ended December 31, 2011, was $517 thousand, with a related tax benefit of $108 thousand.

Total compensation costs recorded for stock options, RSUs and restricted stock awards were $2.2 million, $1.3 million and $926 thousand for 2012, 2011 and 2010, respectively. As of December 31, 2012, there were $2.9 million of total unrecognized compensation costs related to the 2005 Long-Term Incentive Plan for stock options and RSUs which are expected to be recognized through 2016. In addition, for the years ended December 31, 2012, 2011 and 2010, the shares of stock awarded to Heartland directors in return for services performed were 5,200, 5,200 and 5,000, respectively. The related compensation expense recorded was $90 thousand, $83 thousand, and $87 thousand for the respective years.

At Heartland’s annual meeting of stockholders on May 18, 2005, the 2006 Employee Stock Purchase Plan (the “2006 ESPP”), was adopted, effective January 1, 2006. The 2006 ESPP permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 85% of the fair market value on the determination date (as determined by the Compensation Committee). A maximum of 500,000 shares is available for sale under the 2006 ESPP. For the year ended December 31, 2012, Heartland approved a purchase price of the lower of 95% of the fair market value on the investment date on December 31, 2012, or 100% of fair market value as determined by the closing price on December 31, 2011. For the year ended December 31, 2011, Heartland approved a purchase price of 100% of fair market value as determined by the closing price on December 31, 2010. At December 31, 2012, 42,879 shares were purchased under the 2006 ESPP and at December 31, 2011, 3,500 shares were purchased under the 2006 ESPP. Under ASC Topic 718, compensation expense of $151 thousand was recorded in 2012 and $39 thousand was recorded in 2011, because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

SEVENTEEN
STOCKHOLDER RIGHTS PLAN

Heartland adopted an Amended and Restated Rights Agreement (the "Rights Plan"), dated as of January 17, 2012, which became effective upon approval by the stockholders on May 16, 2012. The primary purpose of the Extended Rights Agreement was to extend the term of the Rights Agreement dated as of June 7, 2002, for an additional ten years and to expand the definition of beneficial owners to include certain forms of indirect ownership. Under the terms of the Rights Plan, a preferred share purchase right (a "Right") is automatically issued with each outstanding share of Heartland common stock and, unless redeemed or unless there is a "Distribution Date," the Rights trade with the shares of common stock until expiration of the Plan on January 17, 2022. Each Right entitles the holder to purchase from Heartland one-thousandth of a share of Series A Junior Participating Preferred Stock, $1.00 value (the "Preferred Stock"), at a price of $70.00 per one one-thousandth of a share of

Preferred Stock, subject to adjustment. The Rights are not currently exercisable, and will not become exercisable until a Distribution Date.

The Preferred Stock has a preferential quarterly dividend rate equal to the greater of $1.00 per share or 1,000 times the dividend declared on one share of the Common Stock, a preference over common stock in liquidation equal to the greater of $1,000 per share or 1,000 times the payment made on one share of common stock, 1,000 votes per share voting together with the common stock, customary anti-dilution provisions and other rights that approximate the rights of one share of common stock.

The Rights separate from the common stock and become exercisable only on the tenth day (the "Distribution Date") following the earlier of (i) a public announcement that a person or group of affiliated or associated persons (subject to certain exclusions, “Acquiring Persons”) has commenced an offer to acquire “beneficial ownership” of 15% or more of our outstanding common stock, or (ii) actual acquisition of this level of beneficial ownership.

If any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights that were or are beneficially owned by the Acquiring Person (which will thereafter be void), will have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the Purchase Price.

In 2002, when the Rights Plan was originally created, Heartland designated 16,000 shares, par value $1.00 per share, of Series A Junior Participating preferred stock. There are no shares issued and outstanding and Heartland does not anticipate issuing any shares of Series A Junior Participating preferred stock except as may be required under the Extended Rights Agreement.

EIGHTEEN
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

The Series C Preferred Stock qualifies as Tier 1 capital for Heartland. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of Qualified Small Business Lending (“QSBL”). Based upon Heartland's level of QSBL compared to the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, was set at 5.00%. For the 2nd through 10th calendar quarters, the annual dividend rate is adjustable to between 1.00% and 5.00%, to reflect the amount of change in Heartland's level of QSBL. For the 11th calendar quarter (starting January 1, 2014) through 4.5 years after issuance (March 15, 2016), the dividend rate will be fixed at between 1.00% and 7.00% based upon the increase in QSBL as compared to the baseline. In addition, if there has been no increase in QSBL, then Heartland will be obligated to pay a quarterly lending incentive fee starting on the fifth annual anniversary after it received Capital Purchase Plan funds (January 1, 2014) and ending on March 31, 2016, of 0.50% per quarter, or 2.00% per year (aggregate dividends and fees of 9.00%). After 4.5 years from issuance (March 15, 2016), the dividend rate will increase to 9.00%. Heartland's baseline amount was determined to be $923.0 million, which would require growth in QSBL of $92.3 million to have the dividend rate paid to the U.S. Treasury reduced to 1.00%. Any reduction in the dividend rate paid to the U.S. Treasury does not begin until QSBL has grown by more than 2.5% over the baseline. Through December 31, 2012, Heartland's QSBL had grown by $123.0 million or 12.1%. The dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury is 2.00% for the first quarter of 2013 and 1.00% for the second quarter of 2013.

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

On September 15, 2011, Heartland entered into a letter agreement (“Repurchase Document”) with Treasury, pursuant to which, Heartland redeemed from Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 81,698 outstanding shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock"), for a redemption price of $81.7 million, including accrued but unpaid dividends to the date of redemption. As a result of its redemption of the Series B Preferred Stock, Heartland is no longer subject to the limits provided for under the TARP Capital Purchase Program with respect to future executive compensation decisions and other matters. When the Series B Preferred Stock was issued, $6.3 million of the $81.7 million purchase price was assigned to the associated Warrant and the remaining $75.4 million was assigned to the carrying value of the Series B Preferred Stock. The $6.3 million discount was being amortized over five years, the anticipated life of the Series B Preferred Stock. Upon redemption of the Series B Preferred Stock, $2.6 million of the remaining unamortized discount was recognized.

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2012 and 2011, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated	$532,502	15.35%	$277,485	8.00%	N/A
Dubuque Bank and Trust Company	138,698	12.44	89,164	8.00	111,455	10.00%
Galena State Bank & Trust Co.	28,027	14.20	15,790	8.00	19,738	10.00
Riverside Community Bank	30,097	13.03	18,476	8.00	23,095	10.00
Wisconsin Bank & Trust	64,378	13.84	37,213	8.00	46,516	10.00
New Mexico Bank & Trust	90,765	14.51	50,047	8.00	62,559	10.00
Arizona Bank & Trust	30,903	14.13	17,499	8.00	21,874	10.00
Rocky Mountain Bank	53,291	16.46	25,902	8.00	32,377	10.00
Summit Bank & Trust	12,317	13.26	7,432	8.00	9,290	10.00
Minnesota Bank & Trust	14,446	14.04	8,234	8.00	10,293	10.00
Heritage Bank, N.A.	11,796	20.13	4,688	8.00	5,860	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$463,371	13.36%	$138,743	4.00%	N/A
Dubuque Bank and Trust Company	129,473	11.62	44,582	4.00	66,873	6.00%
Galena State Bank & Trust Co.	25,985	13.17	7,895	4.00	11,843	6.00
Riverside Community Bank	27,206	11.78	9,238	4.00	13,857	6.00
Wisconsin Bank & Trust	60,183	12.94	18,606	4.00	27,910	6.00
New Mexico Bank & Trust	83,902	13.41	25,023	4.00	37,535	6.00
Arizona Bank & Trust	28,116	12.85	8,750	4.00	13,125	6.00
Rocky Mountain Bank	49,243	15.21	12,951	4.00	19,426	6.00
Summit Bank & Trust	11,155	12.01	3,716	4.00	5,574	6.00
Minnesota Bank & Trust	13,485	13.10	4,117	4.00	6,176	6.00
Heritage Bank, N.A.	11,796	20.13	2,344	4.00	3,516	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$463,371	9.84%	$188,284	4.00%	N/A
Dubuque Bank and Trust Company	129,473	8.73	59,341	4.00	74,176	5.00%
Galena State Bank & Trust Co.	25,985	8.84	11,757	4.00	14,697	5.00
Riverside Community Bank	27,206	6.53	16,660	4.00	20,825	5.00
Wisconsin Bank & Trust	60,183	10.59	22,741	4.00	28,426	5.00
New Mexico Bank & Trust	83,902	8.47	39,640	4.00	49,550	5.00
Arizona Bank & Trust	28,116	9.93	11,327	4.00	14,158	5.00
Rocky Mountain Bank	49,243	11.41	17,268	4.00	21,585	5.00
Summit Bank & Trust	11,155	10.48	4,256	4.00	5,320	5.00
Minnesota Bank & Trust	13,485	11.73	4,600	4.00	5,750	5.00
Heritage Bank, N.A.	11,796	11.59	4,071	4.00	5,089	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)
Consolidated	$481,513	15.87%	$242,715	8.00%	N/A
Dubuque Bank and Trust Company	125,478	12.55	79,962	8.00	99,953	10.00%
Galena State Bank & Trust Co.	26,354	13.34	15,804	8.00	19,755	10.00
Riverside Community Bank	27,636	13.83	15,982	8.00	19,978	10.00
Wisconsin Bank & Trust	50,475	14.77	27,348	8.00	34,185	10.00
New Mexico Bank & Trust	85,006	13.45	50,560	8.00	63,200	10.00
Arizona Bank & Trust	21,045	12.10	13,913	8.00	17,392	10.00
Rocky Mountain Bank	48,182	16.16	23,859	8.00	29,823	10.00
Summit Bank & Trust	12,170	16.03	6,075	8.00	7,594	10.00
Minnesota Bank & Trust	13,878	20.63	5,381	8.00	6,726	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$427,145	14.08%	$121,357	4.00%	N/A
Dubuque Bank and Trust Company	116,103	11.62	39,981	4.00	59,972	6.00%
Galena State Bank & Trust Co.	24,511	12.41	7,902	4.00	11,853	6.00
Riverside Community Bank	25,134	12.58	7,991	4.00	11,987	6.00
Wisconsin Bank & Trust	46,989	13.75	13,674	4.00	20,511	6.00
New Mexico Bank & Trust	78,345	12.40	25,280	4.00	37,920	6.00
Arizona Bank & Trust	18,814	10.82	6,957	4.00	10,435	6.00
Rocky Mountain Bank	44,452	14.91	11,929	4.00	17,894	6.00
Summit Bank & Trust	11,220	14.78	3,038	4.00	4,556	6.00
Minnesota Bank & Trust	13,290	19.76	2,690	4.00	4,036	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$427,145	10.24%	$166,865	4.00%	N/A
Dubuque Bank and Trust Company	116,103	8.77	52,961	4.00	66,201	5.00%
Galena State Bank & Trust Co.	24,511	8.41	11,654	4.00	14,568	5.00
Riverside Community Bank	25,134	7.78	12,922	4.00	16,152	5.00
Wisconsin Bank & Trust	46,989	9.57	19,634	4.00	24,542	5.00
New Mexico Bank & Trust	78,345	8.47	37,010	4.00	46,263	5.00
Arizona Bank & Trust	18,814	8.50	8,849	4.00	11,062	5.00
Rocky Mountain Bank	44,452	10.50	16,938	4.00	21,173	5.00
Summit Bank & Trust	11,220	11.72	3,830	4.00	4,787	5.00
Minnesota Bank & Trust	13,290	16.53	3,215	4.00	4,019	5.00

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $175.8 million as of December 31, 2012, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $115.5 million as of December 31, 2012, under the capital requirements to remain well capitalized.

TWENTY
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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are only recorded at fair value only to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of Z tranche mortgage-backed securities. On a quarterly basis, a secondary independent pricing service is used for a sample of securities to validate the pricing from Heartland's primary pricing service.

Trading Assets
Trading assets are recorded at fair value and consist of securities held for trading purposes. The valuation method for trading securities is the same as the methodology used for securities classified as available for sale.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value on an aggregate basis. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, Heartland classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At December 31, 2012, all impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, and December 31, 2011, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Mortgage Derivatives
Mortgage derivatives include interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of these derivative instruments is primarily based on quoted prices for similar assets in active markets that Heartland has the ability to access and are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012, and December 31, 2011, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Trading securities	$380	$380	$—	$—
Securities available for sale	1,506,075	12,811	1,488,924	4,340
Derivative assets	9,815	—	9,815	—
Total assets at fair value	$1,516,270	$13,191	$1,498,739	$4,340
Derivative liabilities	$7,846	$—	$7,846	$—
Total liabilities at fair value	$7,846	$—	$7,846	$—
December 31, 2011
Trading securities	$333	$333	$—	$—
Securities available for sale	1,267,999	107,147	1,157,609	3,243
Derivative assets	2,828	—	2,828	—
Total assets at fair value	$1,271,160	$107,480	$1,160,437	$3,243
Derivative liabilities	$6,405	$—	$6,405	$—
Total liabilities at fair value	$6,405	$—	$6,405	$—

As of December 31, 2012, Heartland revised the classification of government sponsored agency securities from previous filings. In previous filings, government sponsored agency securities were classified as Level 1 under ASC 820. Heartland revised the classifications to Level 2 as of December 31, 2012 as the determination of fair value requires model based pricing or pricing based on similar securities. The resulting change in presentation does not have a material impact on the financial statements and did not affect the method by which Heartland estimates fair value, nor the resulting fair values. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2011.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans:
Commercial	$7,681	$—	$—	$7,681	$1,799
Commercial real estate	44,471	—	—	44,471	6,898
Agricultural and agricultural real estate	16,019	—	—	16,019	1
Residential real estate	6,660	—	—	6,660	988
Consumer	4,121	—	—	4,121	4,818
Total collateral dependent impaired loans	$78,952	$—	$—	$78,952	$14,504
Other real estate owned	$35,822	$—	$—	$35,822	$6,953
Mortgage servicing rights	$15,956	$—	$—	$15,956	$477

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans	$94,961	$—	$—	$94,961	$32,640
Other real estate owned	44,387	—	—	44,387	7,079
Mortgage servicing rights	11,505	—	—	11,505	19

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 12/31/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-Tranche Securities	$4,340	Discounted cash flows	Pretax discount rate	8 - 10%
			Actual defaults	13.94-20.94% (15.52%)
			Actual deferrals	6.30-23.71% (11.32%)
Collateral dependent impaired loans:
Commercial	7,681	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	44,471	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	16,019	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	6,660	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	4,121	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	35,822	Modified appraised value	Disposal costs	NM*
Mortgage servicing rights	15,956	Discounted cash flows	Prepayment speeds, servicing costs and escrow analysis	Average CPR Life 12.99 - 18.71% (18.05%)

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

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2012	December 31, 2011
	Fair Value	Fair Value
Balance at January 1,	$3,243	$4,676
Total gains (losses):
Included in earnings	—	(1,424)
Included in other comprehensive income	938	12
Purchases, issuances, sales and settlements:
Purchases	195	—
Sales	—	(11)
Settlements	(36)	(10)
Balance at period end,	$4,340	$3,243

The table below is a summary of the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of December 31, 2012, and December 31, 2011, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$168,054	$168,054	$168,054	$—	$—	$129,834	$129,834
Securities:
Trading	380	380	380	—	—	333	333
Available for sale	1,506,075	1,506,075	12,811	1,488,924	4,340	1,267,999	1,267,999
Held to maturity	55,502	55,982	—	55,982	—	58,260	57,486
Total securities	1,561,957	1,562,437	13,191	1,544,906	4,340	1,326,592	1,325,818
Loans held for sale	96,165	96,165	—	96,165	—	53,528	53,999
Loans, net:
Commercial	700,060	691,457	—	683,776	7,681
Commercial real estate	1,275,770	1,281,031	—	1,236,560	44,471
Agricultural and agricultural real estate	326,867	329,443	—	313,424	16,019
Residential real estate	248,608	237,050	—	230,390	6,660
Consumer	238,617	241,978	—	237,857	4,121
Leases	165	148	—	148	—
Total Loans, net	2,790,087	2,781,107	—	2,702,155	78,952	2,494,631	2,488,881
Mortgage derivatives	9,815	9,815	—	9,815	—	2,828	2,828
Financial liabilities
Deposits
Demand deposits	974,232	974,232	—	974,232	—	737,323	737,323
Savings deposits	2,004,438	2,004,438	—	2,004,438	—	1,678,154	1,678,154
Time deposits	866,990	866,990	—	866,990	—	794,636	794,636
Short term borrowings	224,626	224,626	—	224,626	—	270,081	270,081
Other borrowings	389,025	376,422	—	376,422	—	372,820	352,847
Derivatives	7,846	7,846	—	7,846	—	6,405	6,405
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

Loans and Leases — The fair value of loans is estimated using an entrance price concept by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans is measured using the fair value of the underlying collateral. The fair value of loans held for sale is estimated using quoted market prices.

Mortgage Derivatives — The fair value of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities

Derivatives — The fair value of all derivatives is estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates and, when appropriate, the current creditworthiness of the counter-party.

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

TWENTY-ONE
MORTGAGE SEGMENT REPORTING

Reportable segments include community banking and retail mortgage banking services. These segments were determined based on the products and services provided or the type of customers served and is consistent with the information that is used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where Heartland has banks. Retail mortgage banking involves the origination of residential loans and subsequent sale of those loans to investors. The mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment's most significant revenue and expense is non-interest income and non-interest expense, respectively. Heartland does not have other reportable operating segments. The accounting policies of the mortgage banking segment are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.

The following table presents the financial information from Heartland's operating segments for December 31, 2012, and December 31, 2011, in thousands. There were no results presented for the period ended December 31, 2010, as the mortgage segment was first established late in the fourth quarter of 2010 and results of operations for the mortgage segment were not deemed to be material for that period.

	Community and Other Banking	Mortgage Banking	Total
December 31, 2012
Net Interest Income	$147,903	$2,253	$150,156
Provision for loan losses	8,202	—	8,202
Total noninterest income	50,947	57,715	108,662
Total noninterest expense	144,146	39,235	183,381
Income before income taxes	$46,502	$20,733	$67,235

December 31, 2011
Net Interest Income	$145,098	$296	$145,394
Provision for loan losses	29,365	—	29,365
Total noninterest income	44,757	14,820	59,577
Total noninterest expense	123,660	13,636	137,296
Income before income taxes	$36,830	$1,480	$38,310

Segment Assets
December 31, 2012	$4,868,618	$121,935	$4,990,553
December 31, 2011	4,237,922	67,136	4,305,058

Average Loans
December 31, 2012	$2,605,151	$91,301	$2,696,452
December 31, 2011	2,394,087	24,777	2,418,864

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2012	2011
Assets:
Cash and interest bearing deposits	$17,447	$26,960
Trading securities	380	333
Securities available for sale	6,262	4,858
Investment in subsidiaries	517,256	460,946
Other assets	29,303	22,140
Due from subsidiaries	7,000	2,750
Total assets	$577,648	$517,987
Liabilities and stockholders’ equity:
Other borrowings	$158,752	$155,126
Accrued expenses and other liabilities	17,091	12,643
Total liabilities	175,843	167,769
Stockholders’ equity:
Preferred stock	81,698	81,698
Common stock	16,828	16,612
Capital surplus	50,359	43,333
Retained earnings	236,279	198,182
Accumulated other comprehensive income	16,641	12,147
Treasury stock	—	(1,754)
Total stockholders’ equity	401,805	350,218
Total liabilities and stockholders’ equity	$577,648	$517,987

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2012	2011	2010
Operating revenues:
Dividends from subsidiaries	$42,800	$26,400	$19,700
Securities gains, net	—	1,424	101
Gain (loss) on trading account securities	47	89	(91)
Other	664	476	671
Total operating revenues	43,511	28,389	20,381
Operating expenses:
Interest	9,133	9,113	7,499
Salaries and benefits	6,191	5,741	2,800
Professional fees	3,100	2,498	694
Other operating expenses	2,417	3,146	3,075
Total operating expenses	20,841	20,498	14,068
Equity in undistributed earnings	19,739	12,852	12,605
Income before income tax benefit	42,409	20,743	18,918
Income tax benefit	7,383	7,301	4,985
Net income	49,792	28,044	23,903
Preferred dividends and discount	(3,400)	(7,640)	(5,344)
Net income available to common stockholders	$46,392	$20,404	$18,559

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$49,792	$28,044	$23,903
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(19,739)	(12,852)	(12,605)
Security gains, net	—	(1,424)	(101)
(Increase) decrease in due from subsidiaries	(4,250)	—	2,000
Increase in accrued expenses and other liabilities	4,448	5,714	897
(Increase) in other assets	(7,163)	(2,157)	(5,443)
(Increase) decrease in trading account securities	(47)	(89)	451
Other, net	1,776	(442)	(2,354)
Net cash provided by operating activities	24,817	16,794	6,748
Cash flows from investing activities:
Capital contributions to subsidiaries	(32,841)	(6,000)	(21,047)
Purchases of available for sale securities	(195)	—	(8,101)
Proceeds from the maturity of and principal paydowns on securities available for sale	—	—	1,644
Proceeds from sales of available for sale securities	—	1,507	16,814
Proceeds from retirement of debt	155	—	—
Net cash used by investing activities	(32,881)	(4,493)	(10,690)
Cash flows from financing activities:
Net change in short-term borrowings	—	(5,000)	—
Proceeds from other borrowings	10,000	18,165	24,844
Repayments of other borrowings	(6,374)	(3,938)	(240)
Proceeds from issuance of preferred stock	—	81,698	—
Payment for the repurchase of preferred stock	—	(81,698)	—
Redemption of warrant	—	(1,800)	—
Cash dividends paid	(11,695)	(11,172)	(10,606)
Purchase of treasury stock	(2,937)	(389)	(212)
Proceeds from issuance of common stock	9,557	1,428	1,360
Net cash provided (used) by financing activities	(1,449)	(2,706)	15,146
Net increase (decrease) in cash and cash equivalents	(9,513)	9,595	11,204
Cash and cash equivalents at beginning of year	26,960	17,365	6,161
Cash and cash equivalents at end of year	$17,447	$26,960	$17,365

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)

2012	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$37,974	$36,812	$37,177	$38,193
Provision for loan and lease losses	3,350	(502)	3,000	2,354
Net interest income after provision for loan and lease losses	34,624	37,314	34,177	35,839
Noninterest income	27,230	29,766	28,278	23,388
Noninterest expense	54,623	47,159	41,459	40,140
Income taxes	(2,258)	6,338	7,032	6,272
Net income	9,489	13,583	13,964	12,815
Net income available to noncontrolling interest, net of tax	(82)	4	(7)	26
Net income attributable to Heartland	9,407	13,587	13,957	12,841
Preferred stock dividends and discount	(409)	(949)	(1,021)	(1,021)
Net income available to common stockholders	8,998	12,638	12,936	11,820

Per share:
Earnings per share-basic	$0.54	$0.77	$0.79	$0.72
Earnings per share-diluted	0.54	0.75	0.77	0.71
Cash dividends declared on common stock	0.20	0.10	0.10	0.10
Book value per common share	19.02	18.81	17.65	17.09
Weighted average common shares outstanding	16,534,217	16,473,760	16,474,455	16,490,051
Weighted average diluted common shares outstanding	16,812,947	16,745,968	16,717,846	16,729,925

(Dollars in thousands, except per share data)

2011	Dec. 31	Sept. 30	June 30	March 31
Net interest income	$36,837	$36,235	$36,601	$35,721
Provision for loan and lease losses	7,784	7,727	3,845	10,009
Net interest income after provision for loan and lease losses	29,053	28,508	32,756	25,712
Noninterest income	19,038	13,262	14,669	12,608
Noninterest expense	40,203	31,863	32,343	32,887
Income taxes	1,671	2,549	4,870	1,212
Net income	6,217	7,358	10,212	4,221
Net income available to noncontrolling interest, net of tax	31	(20)	9	16
Net income attributable to Heartland	6,248	7,338	10,221	4,237
Preferred stock dividends and discount	(1,021)	(3,947)	(1,336)	(1,336)
Net income available to common stockholders	5,227	3,391	8,885	2,901

Per share:
Earnings per share-basic	$0.32	$0.21	$0.54	$0.18
Earnings per share-diluted	0.31	0.20	0.54	0.18
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	16.29	16.33	16.04	15.28
Weighted average common shares outstanding	16,460,613	16,444,369	16,426,741	16,407,845
Weighted average diluted common shares outstanding	16,599,741	16,585,021	16,568,701	16,557,353

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa

March 15, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2012, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heartland Financial USA, Inc.:

We have audited Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heartland Financial USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Heartland Financial USA, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa

March 15, 2013

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2013 Annual Meeting of Stockholders to be held on May 22, 2013 (the "2013 Proxy Statement") under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2013 Proxy Statement, under the captions “Compensation Discussion and Analysis”, "Corporate Governance and the Board of Directors - Committees of the Board - Compensation/Nominating Committee”, “Compensation/Nominating Committee Report On Executive Compensation” and "Executive Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2013 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Discussion" is incorporated by reference.

The following table sets forth information regarding outstanding options and shares available for future issuance under Heartland's equity plans as of December 31, 2012:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	377,907	$22.62	905,729(1)
Equity compensation plans not approved by stockholders	—	$—	—
Total	377,907	$22.62	905,729

(1) Includes 509,884 shares available for use under the Heartland 2012 Long-Term Incentive Plan and 395,845 shares available for use under the 2006 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2013 Proxy Statement under the captions "Transactions with Management" and "Corporate Governance and the Board of Directors - Our Board of Directors - Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2013 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

Heartland Financial USA, Inc.

By:	/s/ Lynn B. Fuller	/s/ John K. Schmidt
	Lynn B. Fuller	John K. Schmidt
	Principal Executive Officer	Executive Vice President
and Principal Financial and Accounting Officer

Date:    March 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2013.

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

4.2
Rights Agreement, dated as of January 17, 2012, between Heartland Financial USA, Inc. and Dubuque Bank and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A filed on May 17, 2012).

4.3		Form of Stock Certificate for Fixed Senior Non-Cumulative Perpetual Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on September 15, 2011).

10.1		Heartland Financial USA, Inc. Dividend Reinvestment Plan dated as of January 24, 2002 (incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on January 25, 2002).

10.2	(1)	Heartland Financial USA, Inc. 2003 Stock Option Plan dated as of May 21, 2003 (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Form DEF14A filed on April 7, 2003).

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

10.13	(1)
Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007).

10.14	(1)
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including four subsequent amendments effective January 1, 2002, May 1, 2002, September 16, 2003 and December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Bank & Trust and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.15	(1)
Form of Executive Supplemental Life Insurance Plan effective January 1, 2005, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including a subsequent amendment effective December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Bank & Trust and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.16	(1)
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.17	(1)
Form of Split-Dollar Agreement effective November 1, 2008, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Summit Bank & Trust, Minnesota Bank & Trust and Citizens Finance Co. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.18	(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement with those individuals formerly subject to settlement restrictions due to Heartland’s participation in the United States Treasury’s Troubled Asset Relief Program.(incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 16, 2010).

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

10.20		Form of Senior Notes of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

10.21		Promissory Note between Heartland Financial USA, Inc. and Valley Bank dated as of November 12, 2010 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

10.22
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of April 20, 2011, including Loan Commitment Letter dated April 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.23
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

10.26
Repurchase Document between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 15, 2011).

10.27
Warrant Letter Agreement between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 28, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 28, 2011).

10.28	(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Restricted Stock Unit Agreement for awards granted in January 2012. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2012).

10.29	(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in January 2012. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2012).

10.30	(1)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on May, 17 2012).

10.31	(1)
Form of Agreement for Heartland Financial USA, Inc.  2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on May 17, 2012).

10.32	(1)
Form of Director Restricted Stock Unit Award under the Heartland Financial USA, Inc.  2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 21, 2012).

10.33	(1)(2)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Lynn B. Fuller (multiple of 2 and health benefits term of 24 months) and John K. Schmidt (multiple of 1.75 and health benefits term of 21 months) dated as of January 1, 2012.

10.34	(1)(2)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Kenneth J. Erickson (multiple of 1.5 and health benefits term of 18 months); Douglas J. Horstmann (multiple of 1 and health benefits term of 12 months) and Brian J. Fox (multiple of 1 and health benefits term of 12 months) dated as of January 1, 2012.

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