Form 10-Q
period 2013-03-31
HEARTLAND FINANCIAL USA INC
filed 2013-05-09
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 8, 2013, the Registrant had outstanding 16,917,440 shares of common stock, $1.00 par value per share.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2013
	(Unaudited)	December 31, 2012
ASSETS
Cash and due from banks	$68,450	$160,223
Federal funds sold and other short-term investments	6,137	7,831
Cash and cash equivalents	74,587	168,054
Time deposits in other financial institutions	3,605	—
Securities:
Trading, at fair value	694	380
Available for sale, at fair value (cost of $1,496,167 at March 31, 2013, and $1,472,565 at December 31, 2012)	1,524,569	1,506,075
Held to maturity, at cost (fair value of $55,846 at March 31, 2013, and $55,982 at December 31, 2012)	55,456	55,502
Loans held for sale	91,708	96,165
Loans and leases receivable:
Held to maturity	2,789,893	2,821,549
Loans covered by loss share agreements	6,741	7,253
Allowance for loan and lease losses	(37,528)	(38,715)
Loans and leases receivable, net	2,759,106	2,790,087
Premises, furniture and equipment, net	128,411	128,294
Other real estate, net	36,704	35,822
Goodwill	30,627	30,627
Other intangible assets, net	20,266	18,486
Cash surrender value on life insurance	75,907	75,480
FDIC indemnification asset	528	749
Other assets	98,390	84,832
TOTAL ASSETS	$4,900,558	$4,990,553
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$971,142	$974,232
Savings	2,022,625	2,004,438
Time	848,689	866,990
Total deposits	3,842,456	3,845,660
Short-term borrowings	202,694	224,626
Other borrowings	336,577	389,025
Accrued expenses and other liabilities	104,857	126,703
TOTAL LIABILITIES	4,486,584	4,586,014
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,866,959 shares at March 31, 2013 and 16,827,835 shares at December 31, 2012)	16,867	16,828
Capital surplus	52,131	50,359
Retained earnings	246,675	236,279
Accumulated other comprehensive income	13,831	16,641
Treasury stock at cost (1,040 shares at March 31, 2013, and 0 shares at December 31, 2012)	(26)	—
TOTAL STOCKHOLDERS' EQUITY	411,176	401,805
Noncontrolling interest	2,798	2,734
TOTAL EQUITY	413,974	404,539
TOTAL LIABILITIES AND EQUITY	$4,900,558	$4,990,553

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
INTEREST INCOME:
Interest and fees on loans and leases	$39,827	$38,399
Interest on securities:
Taxable	4,659	7,572
Nontaxable	3,198	2,271
Interest on interest bearing deposits in other financial institutions	4	—
TOTAL INTEREST INCOME	47,688	48,242
INTEREST EXPENSE:
Interest on deposits	5,076	5,775
Interest on short-term borrowings	148	213
Interest on other borrowings (includes $505 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended March 31, 2013)	3,797	4,061
TOTAL INTEREST EXPENSE	9,021	10,049
NET INTEREST INCOME	38,667	38,193
Provision for loan and lease losses	637	2,354
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	38,030	35,839
NONINTEREST INCOME:
Service charges and fees	4,008	3,584
Loan servicing income	3,371	1,760
Trust fees	2,904	2,613
Brokerage and insurance commissions	951	910
Securities gains, net (includes $3,427 of net security gains reclassified from accumulated other comprehensive income for the three months ended March 31, 2013)	3,427	3,943
Gain (loss) on trading account securities	314	(3)
Impairment loss on securities	—	(981)
Gains on sale of loans	9,912	8,502
Valuation adjustment on mortgage servicing rights	496	13
Income on bank owned life insurance	405	482
Other noninterest income	680	2,565
TOTAL NONINTEREST INCOME	26,468	23,388
NONINTEREST EXPENSES:
Salaries and employee benefits	29,740	23,996
Occupancy	3,185	2,482
Furniture and equipment	2,051	1,446
Professional fees	3,543	2,760
FDIC insurance assessments	902	864
Advertising	1,228	1,071
Intangible assets amortization	200	131
Net loss on repossessed assets	1,340	2,904
Other noninterest expenses	4,558	4,486
TOTAL NONINTEREST EXPENSES	46,747	40,140
INCOME BEFORE INCOME TAXES	17,751	19,087
Income taxes (includes $1,099 of income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2013)	5,199	6,272
NET INCOME	12,552	12,815
Net (income) loss available to noncontrolling interest, net of tax	(64)	26
NET INCOME ATTRIBUTABLE TO HEARTLAND	12,488	12,841
Preferred dividends and discount	(408)	(1,021)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,080	$11,820
EARNINGS PER COMMON SHARE - BASIC	$0.72	$0.72
EARNINGS PER COMMON SHARE - DILUTED	$0.70	$0.71
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
NET INCOME	$12,552	$12,815
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities available for sale	(1,657)	6,852
Reclassification adjustment for net gain realized in net income	(3,451)	(2,962)
Net change in non-credit related other than temporary impairment	24	(683)
Income taxes	1,901	(1,200)
Other comprehensive income (loss) on securities available for sale	(3,183)	2,007
Derivatives used in cash flow hedging relationships:
Unrealized gain (loss) on derivatives	82	(73)
Reclassification adjustment for net loss on derivatives realized in net income	505	494
Income taxes	(214)	(157)
Other comprehensive income on cash flow hedges	373	264
Other comprehensive income (loss)	(2,810)	2,271
Comprehensive income	9,742	15,086
Less: comprehensive (income) loss attributable to noncontrolling interest	(64)	26
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$9,678	$15,112

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,552	$12,815
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,310	1,753
Provision for loan and lease losses	637	2,354
Net amortization of premium on securities	7,604	3,413
Securities gains, net	(3,427)	(3,943)
(Increase) decrease in trading account securities	(314)	3
Impairment loss on securities	—	981
Stock based compensation	989	759
Loss on sale of OREO and other repossessed property	502	2,063
Loans originated for sale	(448,971)	(273,974)
Proceeds on sales of loans held for sale	463,340	232,544
Net gains on sales of loans held for sale	(9,912)	(8,502)
Decrease in accrued interest receivable	508	779
(Increase) decrease in prepaid expenses	(398)	707
Decrease in accrued interest payable	(213)	(634)
Valuation adjustment on mortgage servicing rights	(496)	(13)
Other, net	(12,346)	953
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	12,365	(27,942)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(3,605)	—
Proceeds from the sale of securities available for sale	92,795	124,364
Proceeds from the maturity of and principal paydowns on securities available for sale	65,461	76,453
Proceeds from the maturity of and principal paydowns on securities held to maturity	140	371
Purchase of securities available for sale	(207,458)	(124,246)
Net (increase) decrease in loans and leases	25,014	(57,734)
Purchase of bank owned life insurance policies	—	(4,571)
Capital expenditures	(2,812)	(3,403)
Proceeds on sale of OREO and other repossessed assets	3,513	10,051
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(26,952)	21,285
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	15,097	87,343
Net decrease in time deposit accounts	(18,301)	(21,697)
Net decrease in short-term borrowings	(21,932)	(40,548)
Proceeds from other borrowings	—	10,126
Repayments of other borrowings	(52,448)	(5,584)
Purchase of treasury stock	(258)	(308)
Proceeds from issuance of common stock	1,038	260
Excess tax benefits on exercised stock options	16	23
Dividends paid	(2,092)	(2,670)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(78,880)	26,945
Net increase (decrease) in cash and cash equivalents	(93,467)	20,288
Cash and cash equivalents at beginning of year	168,054	129,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,587	$150,122
Supplemental disclosures:
Cash paid for income/franchise taxes	$3,375	$290
Cash paid for interest	$9,234	$10,683
Loans transferred to OREO	$4,843	$8,722
Purchases of securities available for sale, accrued, not paid	$59,877	$24,871
Sales of securities available for sale, accrued, not settled	$19,307	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				12,841	2,271		(26)	15,086
Cash dividends declared:
Preferred, $12.50 per share				(1,021)				(1,021)
Common, $0.10 per share				(1,649)				(1,649)
Purchase of 19,805 shares of common stock						(308)		(308)
Issuance of 21,554 shares of common stock			(207)			490		283
Commitments to issue common stock			759					759
Balance at March 31, 2012	$81,698	$16,612	$43,885	$208,353	$14,418	$(1,572)	$2,649	$366,043
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income				12,488	(2,810)		64	9,742
Cash dividends declared:
Preferred, $5.00 per share				(408)				(408)
Common, $0.10 per share				(1,684)				(1,684)
Purchase of 10,050 shares of common stock						(258)		(258)
Issuance of 48,134 shares of common stock		39	783			232		1,054
Commitments to issue common stock			989					989
Balance at March 31, 2013	$81,698	$16,867	$52,131	$246,675	$13,831	$(26)	$2,798	$413,974

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2012, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission on March 15, 2013. Accordingly, footnote disclosures which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2013, are not necessarily indicative of the results expected for the year ending December 31, 2013.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012, are shown in the table below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	March 31, 2013	March 31, 2012
Net income attributable to Heartland	$12,488	$12,841
Preferred dividends and discount	(408)	(1,021)
Net income available to common stockholders	$12,080	$11,820
Weighted average common shares outstanding for basic earnings per share	16,852	16,490
Assumed incremental common shares issued upon exercise of stock options	335	240
Weighted average common shares for diluted earnings per share	17,187	16,730
Earnings per common share — basic	$0.72	$0.72
Earnings per common share — diluted	$0.70	$0.71
Number of antidilutive stock options excluded from diluted earnings per share computation	105	509

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 396,469 shares of common stock at March 31, 2013, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, "Compensation-Stock Compensation" requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is based upon its fair value estimated on the date of grant and recognized in the income statement over the vesting period of the award. The fair value of stock options is estimated on the date of grant using the Black-Scholes model. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first three months of 2013 and 2012. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of March 31, 2013 and 2012, and changes during three months ended March 31, 2013 and 2012, follows:

	2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	377,907	$22.62	570,762	$21.06
Granted	—	—	—	—
Exercised	(9,835)	16.69	(12,500)	9.89
Forfeited	(1,800)	26.68	(5,250)	20.62
Outstanding at March 31	366,272	$22.76	553,012	$21.32
Options exercisable at March 31	366,272	$22.76	505,295	$21.58

At March 31, 2013, the vested options totaled 366,272 shares with a weighted average exercise price of $22.76 per share and a weighted average remaining contractual life of 3.36 years. The intrinsic value for the vested options as of March 31, 2013, was $1.4 million. The intrinsic value for the total of all options exercised during the three months ended March 31, 2013, was $84,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised for the three months ended March 31, 2013, was $164,000, with a related tax benefit of $16,000. Cash received from options exercised for the three months ended March 31, 2012, was $124,000, with a related tax benefit of $23,000.

Restricted Stock Units

The Plan also permits the Compensation Committee to grant other stock-based benefits, including restricted stock units ("RSUs"). On January 22, 2013, the Compensation Committee granted time-based RSUs with respect to 72,595 shares of common stock and on January 17, 2012, granted time-based RSUs with respect to 94,001 shares of common stock, to selected officers. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions, vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date, will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The 2012 time-based RSUs terminate upon termination of employment, except that they continue to vest after retirement if retirement occurs after the employee has attained age 62 and has provided at least five years of service to Heartland. The 2013 time-based RSUs may vest at retirement, at the discretion of the Compensation Committee, provided that the participant signs a non-solicitation and non-compete agreement.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 40,990 shares of common stock on January 22, 2013, and performance-based RSUs with respect to 49,801 shares of common stock on January 17, 2012, to Heartland executives and subsidiary presidents. These performance-based RSUs vest based first on performance measures tied to Heartland's earnings and assets on December 31 of the grant year, and then on time-based vesting conditions. For the grants in 2013, vesting occurs on December 31, 2015, and for the grants in 2012, vesting occurs on December 31, 2014.

Total compensation costs recorded for stock options and RSUs were $989,000, and $759,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there were $4.9 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for stock options and RSUs which are expected to be recognized through 2016.

Effect of New Financial Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Currently, entities are required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under the new standard, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. Heartland adopted this standard on January 1, 2013, and the adoption did not have an impact on the results of operations, financial position and liquidity.

In September 2012, the FASB issued ASU No. 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution," to address diversity in practice about how to subsequently measure an indemnification asset for a government-assisted acquisition that includes a loss-sharing agreement. This guidance requires a reporting entity to account for a change in the subsequent measurement of the indemnification asset on the same basis as the changes in the asset subject to indemnification. Heartland adopted this standard on January 1, 2013, and the adoption did not have a material impact on the accounting for its loss share receivable from the FDIC under its various loss share agreements.

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," to address further disclosure of reclassification amounts out of other comprehensive income. The guidance requires that a reporting entity present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and income statement line items affected by the reclassification. Heartland adopted this standard on January 1, 2013, and the adoption did not have an impact on the results of operations, financial position and liquidity.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2013, and December 31, 2012, are summarized in the table below, in thousands:

Securities available for sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
U.S. government corporations and agencies	$7,885	$289	$—	$8,174
Mortgage-backed securities	1,049,782	16,230	(6,098)	1,059,914
Obligations of states and political subdivisions	418,168	19,221	(2,018)	435,371
Total debt securities	1,475,835	35,740	(8,116)	1,503,459
Equity securities	20,332	778	—	21,110
Total	$1,496,167	$36,518	$(8,116)	$1,524,569
December 31, 2012
U.S. government corporations and agencies	$21,002	$443	$(1)	$21,444
Mortgage-backed securities	1,027,234	19,002	(10,035)	1,036,201
Obligations of states and political subdivisions	403,077	23,560	(192)	426,445
Total debt securities	1,451,313	43,005	(10,228)	1,484,090
Equity securities	21,252	733	—	21,985
Total	$1,472,565	$43,738	$(10,228)	$1,506,075

At both March 31, 2013, and December 31, 2012, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2013, and December 31, 2012, are summarized in the table below, in thousands:

Securities held to maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013
Mortgage-backed securities	$6,994	$470	$(80)	$7,384
Obligations of states and political subdivisions	48,462	—	—	48,462
Total	$55,456	$470	$(80)	$55,846
December 31, 2012
Mortgage-backed securities	$7,040	$492	$(12)	$7,520
Obligations of states and political subdivisions	48,462	—	—	48,462
Total	$55,502	$492	$(12)	$55,982

At March 31, 2013, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $588,000 of non-credit related OTTI. At December 31, 2012, $797,000 of credit related OTTI and $612,000 of non-credit related OTTI was recorded.

Approximately 82% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2013, and December 31, 2012. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2012, and December 31, 2011, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	351,727	(5,376)	19,056	(722)	370,783	(6,098)
Obligations of states and political subdivisions	105,855	(2,018)	—	—	105,855	(2,018)
Total temporarily impaired securities	$457,582	$(7,394)	$19,056	$(722)	$476,638	$(8,116)
December 31, 2012
U.S. government corporations and agencies	$1,517	$(1)	$—	$—	$1,517	$(1)
Mortgage-backed securities	332,842	(9,121)	24,489	(914)	357,331	(10,035)
Obligations of states and political subdivisions	22,503	(192)	—	—	22,503	(192)
Total temporarily impaired securities	$356,862	$(9,314)	$24,489	$(914)	$381,351	$(10,228)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Mortgage-backed securities	$—	$—	$3,254	$(80)	$3,254	$(80)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$3,254	$(80)	$3,254	$(80)
December 31, 2012
Mortgage-backed securities	$—	$—	$3,296	$(12)	$3,296	$(12)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$3,296	$(12)	$3,296	$(12)

Heartland reviews the investment securities portfolio on a quarterly basis to monitor its exposure to OTTI. A determination as to whether a security's decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors Heartland may consider in the OTTI analysis include the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regard to debt securities, Heartland may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, Heartland prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. During the first quarter of 2012, Heartland experienced deterioration in the credit support on three private label mortgage-backed securities which resulted in a credit-related OTTI loss. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. Based on Heartland's evaluation, a $981,000 OTTI on three private label mortgage-backed securities attributable to credit-related losses was recorded in March 2012. The other-than-temporary credit-related losses were $797,000 in the held to maturity category and $184,000 in the available for sale category.

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended March 31, 2013, or December 31, 2012.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	Three Months Ended
	March 31, 2013	March 31, 2012
Available for sale debt securities:
Mortgage backed securities	$—	$184
Held to maturity debt securities:
Mortgage backed securities	—	797
Total debt security OTTI write-downs included in earnings	$—	$981

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income (AOCI) for the same securities, in thousands:

	Three Months Ended
	March 31, 2013	March 31, 2012
Recorded as part of gross realized losses:
Credit related OTTI	$—	$981
Intent to sell OTTI	—	—
Total recorded as part of gross realized losses	—	981
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	683
Accretion of non-credit related impairment	(24)	—
Total changes to AOCI for non-credit related impairment	(24)	683
Total OTTI losses (accretion) recorded on debt securities, net	$(24)	$1,664

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

Changes in the credit loss component of the credit impaired debt securities that Heartland does not intend to sell were, in thousands:

	Three Months Ended
	March 31, 2013	March 31, 2012
Credit loss component, beginning of period	$981	$—
Additions:
Initial credit impairments	—	981
Subsequent credit impairments	—	—
Total additions	—	981
Reductions:
For securities sold	—	—
Due to change in intent to sell or requirement to sell	—	—
For recoveries of previous credit impairments	—	—
Total reductions	—	—
Credit loss component, end of period	$981	$981

NOTE 3: LOANS AND LEASES

Loans and leases as of March 31, 2013, and December 31, 2012, were as follows, in thousands:

	March 31, 2013	December 31, 2012
Loans and leases receivable held to maturity:
Commercial	$693,235	$712,308
Commercial real estate	1,297,583	1,289,184
Agricultural and agricultural real estate	314,606	328,311
Residential real estate	240,453	249,689
Consumer	246,996	245,678
Gross loans and leases receivable held to maturity	2,792,873	2,825,170
Unearned discount	(479)	(676)
Deferred loan fees	(2,501)	(2,945)
Total net loans and leases receivable held to maturity	2,789,893	2,821,549
Loans covered under loss share agreements:
Commercial and commercial real estate	2,738	3,074
Agricultural and agricultural real estate	453	748
Residential real estate	2,722	2,645
Consumer	828	786
Total loans covered under loss share agreements	6,741	7,253
Allowance for loan and lease losses	(37,528)	(38,715)
Loans and leases receivable, net	$2,759,106	$2,790,087

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

Under Heartland’s credit practices, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The following table shows the balance in the allowance for loan and lease losses at March 31, 2013, and December 31, 2012, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2013.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2013
Commercial	$1,026	$8,273	$9,299	$8,457	$684,778	$693,235
Commercial real estate	964	14,226	15,190	37,194	1,260,389	1,297,583
Agricultural and agricultural real estate	176	2,019	2,195	13,222	301,384	314,606
Residential real estate	796	2,470	3,266	7,305	233,148	240,453
Consumer	1,530	6,048	7,578	5,055	241,941	246,996
Total	$4,492	$33,036	$37,528	$71,233	$2,721,640	$2,792,873
December 31, 2012
Commercial	$1,350	$10,038	$11,388	$9,031	$703,277	$712,308
Commercial real estate	1,112	13,361	14,473	45,583	1,243,601	1,289,184
Agricultural and agricultural real estate	109	2,029	2,138	16,128	312,183	328,311
Residential real estate	783	2,760	3,543	7,443	242,246	249,689
Consumer	1,270	5,903	7,173	5,391	240,287	245,678
Total	$4,624	$34,091	$38,715	$83,576	$2,741,594	$2,825,170

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at March 31, 2013, and December 31, 2012, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at March 31, 2013, and December 31, 2012.

	March 31, 2013	December 31, 2012
Nonaccrual loans	$30,282	$38,675
Nonaccrual troubled debt restructured loans	2,074	4,481
Total nonaccrual loans	$32,356	$43,156
Accruing loans past due 90 days or more	454	—
Performing troubled debt restructured loans	$24,473	$21,121

Heartland had $26.5 million of troubled debt restructured loans at March 31, 2013, of which $2.1 million were classified as nonaccrual and $24.5 million were accruing according to the restructured terms. Heartland had $25.6 million of troubled debt restructured loans at December 31, 2012, of which $4.5 million were classified as nonaccrual and $21.1 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three months ended March 31, 2013, and March 31, 2012, in thousands:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$4,670	$4,670	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	2	4,670	4,670	—	—	—
Agricultural and agricultural real estate	3	2,576	2,576	—	—	—
Residential real estate	2	646	646	1	19	19
Consumer	—	—	—	—	—	—
Total	7	$7,892	$7,892	1	$19	$19

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following tables provide information on troubled debt restructured loans for which there was a payment default during the three months ended March 31, 2013, and March 31, 2012, in thousands, that had been modified during the twelve-month period prior to the default:

	With Payment Defaults During the Following Periods
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	640
Total commercial and commercial real estate	—	—	1	640
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	1	$640

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of March 31, 2013, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at March 31, 2013, and December 31, 2012, in thousands:

	Pass	Nonpass	Total
March 31, 2013
Commercial	$644,980	$48,255	$693,235
Commercial real estate	1,139,334	158,249	1,297,583
Total commercial and commercial real estate	1,784,314	206,504	1,990,818
Agricultural and agricultural real estate	271,019	43,587	314,606
Residential real estate	222,487	17,966	240,453
Consumer	236,793	10,203	246,996
Total gross loans and leases receivable held to maturity	$2,514,613	$278,260	$2,792,873
December 31, 2012
Commercial	$661,118	$51,190	$712,308
Commercial real estate	1,134,784	154,400	1,289,184
Total commercial and commercial real estate	1,795,902	205,590	2,001,492
Agricultural and agricultural real estate	286,264	42,047	328,311
Residential real estate	227,925	21,764	249,689
Consumer	235,232	10,446	245,678
Total gross loans and leases receivable held to maturity	$2,545,323	$279,847	$2,825,170

The nonpass category in the table above is comprised of approximately 52% special mention and 48% substandard as of March 31, 2013. The percent of nonpass loans on nonaccrual status as of March 31, 2013, was 12%. As of December 31, 2012, the nonpass category in the table above was comprised of approximately 50% special mention and 50% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2012, was 15%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at March 31, 2013, and December 31, 2012, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
March 31, 2013
Commercial	$5,245	$624	$—	$5,869	$685,082	$2,284	$693,235
Commercial real estate	1,781	350	404	2,535	1,274,874	20,174	1,297,583
Total commercial and commercial real estate	7,026	974	404	8,404	1,959,956	22,458	1,990,818
Agricultural and agricultural real estate	1,086	10	—	1,096	313,222	288	314,606
Residential real estate	2,006	—	—	2,006	232,241	6,206	240,453
Consumer	1,953	634	50	2,637	240,955	3,404	246,996
Total gross loans and leases receivable held to maturity	$12,071	$1,618	$454	$14,143	$2,746,374	$32,356	$2,792,873
December 31, 2012
Commercial	$1,143	$525	$—	$1,668	$708,459	$2,181	$712,308
Commercial real estate	1,631	494	—	2,125	1,259,112	27,947	1,289,184
Total commercial and commercial real estate	2,774	1,019	—	3,793	1,967,571	30,128	2,001,492
Agricultural and agricultural real estate	687	—	—	687	324,545	3,079	328,311
Residential real estate	1,278	234	—	1,512	241,860	6,317	249,689
Consumer	2,434	803	—	3,237	238,809	3,632	245,678
Total gross loans and leases receivable held to maturity	$7,173	$2,056	$—	$9,229	$2,772,785	$43,156	$2,825,170

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid balance that was contractually due at March 31, 2013, and December 31, 2012; the outstanding loan balance recorded on the consolidated balance sheets at March 31, 2013, and December 31, 2012; any related allowance recorded for those loans as of March 31, 2013, and December 31, 2012; the average outstanding loan balance recorded on the consolidated balance sheets during the three months ended March 31, 2013, and year ended December 31, 2012; and the interest income recognized on the impaired loans during the three months ended March 31, 2013, and year ended December 31, 2012, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
March 31, 2013
Impaired loans with a related allowance:
Commercial	$2,561	$2,561	$1,026	$2,631	$19
Commercial real estate	7,007	6,043	964	5,667	89
Total commercial and commercial real estate	9,568	8,604	1,990	8,298	108
Agricultural and agricultural real estate	1,447	1,447	176	1,447	18
Residential real estate	3,562	3,536	796	3,274	19
Consumer	3,473	3,473	1,530	3,479	25
Total loans held to maturity	$18,050	$17,060	$4,492	$16,498	$170
Impaired loans without a related allowance:
Commercial	$6,266	$5,896	$—	$5,485	$65
Commercial real estate	39,718	31,151	—	34,884	164
Total commercial and commercial real estate	45,984	37,047	—	40,369	229
Agricultural and agricultural real estate	11,782	11,775	—	11,859	123
Residential real estate	4,314	3,769	—	3,727	16
Consumer	1,608	1,582	—	1,455	5
Total loans held to maturity	$63,688	$54,173	$—	$57,410	$373
Total impaired loans held to maturity:
Commercial	$8,827	$8,457	$1,026	$8,116	$84
Commercial real estate	46,725	37,194	964	40,551	252
Total commercial and commercial real estate	55,552	45,651	1,990	48,667	336
Agricultural and agricultural real estate	13,229	13,222	176	13,306	141
Residential real estate	7,876	7,305	796	7,001	35
Consumer	5,081	5,055	1,530	4,934	30
Total impaired loans held to maturity	$81,738	$71,233	$4,492	$73,908	$542

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2012
Impaired loans with a related allowance:
Commercial	$2,904	$2,904	$1,350	$5,082	$88
Commercial real estate	6,403	6,384	1,112	12,671	813
Total commercial and commercial real estate	9,307	9,288	2,462	17,753	901
Agricultural and agricultural real estate	1,493	1,493	109	379	83
Residential real estate	3,197	3,170	783	2,737	89
Consumer	3,876	3,836	1,270	3,781	204
Total loans held to maturity	$17,873	$17,787	$4,624	$24,650	$1,277
Impaired loans without a related allowance:
Commercial	$6,596	$6,127	$—	$3,813	$186
Commercial real estate	48,967	39,199	—	41,814	689
Total commercial and commercial real estate	55,563	45,326	—	45,627	875
Agricultural and agricultural real estate	14,654	14,635	—	13,728	539
Residential real estate	4,741	4,273	—	3,861	65
Consumer	1,708	1,555	—	1,630	18
Total loans held to maturity	$76,666	$65,789	$—	$64,846	$1,497
Total impaired loans held to maturity:
Commercial	$9,500	$9,031	$1,350	$8,895	$274
Commercial real estate	55,370	45,583	1,112	54,485	1,502
Total commercial and commercial real estate	64,870	54,614	2,462	63,380	1,776
Agricultural and agricultural real estate	16,147	16,128	109	14,107	622
Residential real estate	7,938	7,443	783	6,598	154
Consumer	5,584	5,391	1,270	5,411	222
Total impaired loans held to maturity	$94,539	$83,576	$4,624	$89,496	$2,774

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

The carrying amount of the loans covered by these loss share agreements at March 31, 2013, and December 31, 2012, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	March 31, 2013			December 31, 2012
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$381	$2,357	$2,738	$598	$2,476	$3,074
Agricultural and agricultural real estate	—	453	453	—	748	748
Residential real estate	—	2,722	2,722	—	2,645	2,645
Consumer loans	383	445	828	89	697	786
Total Covered Loans	$764	$5,977	$6,741	$687	$6,566	$7,253

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At March 31, 2013, and December 31, 2012, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at March 31, 2013, and December 31, 2012.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 4: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months ended March 31, 2013, and March 31, 2012, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$—	$38,715
Charge-offs	(538)	(1,243)	(23)	(265)	(995)	—	—	(3,064)
Recoveries	781	186	12	7	254	—	—	1,240
Provision	(2,332)	1,774	68	(19)	1,146	—	—	637
Balance at March 31, 2013	$9,299	$15,190	$2,195	$3,266	$7,578	$—	$—	$37,528

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808
Charge-offs	(502)	(286)	—	(63)	(757)	—	—	(1,608)
Recoveries	33	1,430	78	33	234	—	—	1,808
Provision	941	(365)	6	569	1,204	(1)	—	2,354
Balance at March 31, 2012	$11,019	$15,400	$1,847	$3,540	$7,555	$1	$—	$39,362

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $30.6 million at both March 31, 2013, and December 31, 2012.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2013, and December 31, 2012, are presented in the table below, in thousands:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$11,668	$9,515	$2,153	$11,668	$9,327	$2,341
Mortgage servicing rights	24,959	7,326	17,633	22,892	7,239	15,653
Customer relationship intangible	1,177	697	480	1,177	685	492
Total	$37,804	$17,538	$20,266	$35,737	$17,251	$18,486

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ending December 31, 2013	$554	$5,473	$33	$6,060
Year ending December 31,
2014	468	4,053	43	4,564
2015	267	3,243	42	3,552
2016	238	2,432	41	2,711
2017	212	1,621	40	1,873
2018	187	811	39	1,037
Thereafter	227	—	242	469

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2013. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $2.35 billion and $2.20 billion as of March 31, 2013, and December 31, 2012, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $19.4 million and $16.0 million at March 31, 2013, and December 31, 2012, respectively. Valuation allowances of $0 and $496,000, were required as of March 31, 2013, and December 31, 2012, respectively.

Heartland's mortgage servicing rights are separated into 15- and 30-year tranches. At March 31, 2013, the 30-year tranche had a fair value of $15.7 million in comparison with the book value of $14.5 million. At December 31, 2012, the 30-year tranche had a fair value of $12.6 million in comparison with the book value of $12.6 million, which was net of the related valuation allowance of $496,000. At March 31, 2013, the 15-year tranche had a fair value of $3.7 million in comparison with the book value of $3.1 million. At December 31, 2012, the 15-year tranche had a fair value of $3.3 million in comparison with the book value of $3.0 million.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2013	2012
Balance at January 1	$15,653	$11,276
Originations	3,245	1,986
Amortization	(1,761)	(1,719)
Valuation adjustment	496	13
Balance at March 31	$17,633	$11,556

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy, including interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $6.4 million and $6.7 million of cash as collateral at March 31, 2013, and December 31, 2012, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 7, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2013, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $505,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.0 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at March 31, 2013, and December 31, 2012, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2013
Interest rate swap	$12,688	$(645)	Other Liabilities	2.953%	5.140%	04/20/2016
Interest rate swap	25,000	(565)	Other Liabilities	0.280%	2.580%	03/17/2014
Interest rate swap	20,000	(2,055)	Other Liabilities	0.287%	3.220%	03/01/2017
Interest rate swap	20,000	(2,773)	Other Liabilities	0.305%	3.355%	01/07/2020
December 31, 2012
Interest rate swap	$13,002	$(711)	Other Liabilities	2.961%	5.140%	04/20/2016
Interest rate swap	25,000	(708)	Other Liabilities	0.308%	2.580%	03/17/2014
Interest rate swap	20,000	(2,186)	Other Liabilities	0.311%	3.220%	03/01/2017
Interest rate swap	20,000	(3,020)	Other Liabilities	0.351%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three months ended March 31, 2013, and March 31, 2012, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
March 31, 2013
Interest rate swap	$66	Interest Expense	$(71)	Other Income	$—
Interest rate swap	143	Interest Expense	(142)	Other Income	—
Interest rate swap	131	Interest Expense	(142)	Other Income	—
Interest rate swap	247	Interest Expense	(150)	Other Income	—
March 31, 2012
Interest rate swap	$22	Interest Expense	$(75)	Other Income	$—
Interest rate swap	29	Interest Expense	(128)	Other Income	—
Interest rate swap	88	Interest Expense	(136)	Other Income	—
Interest rate swap	282	Interest Expense	(155)	Other Income	—

Economic Hedges

Heartland has certain derivative contracts which are accounted for as economic hedges. These contracts do not qualify for hedge accounting. These contracts are carried on the consolidated balance sheets at fair value with changes in fair value recorded as a component of other noninterest expense on the consolidated statements of income.

To reduce the potentially negative impact an upward movement in interest rates would have on its net interest income, Heartland entered into a cap transaction. For accounting purposes, the cap transaction was designated as a cash flow hedge of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, above the cap strike rate associated with the hedged interest payments made on $20 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. This transaction, executed on January 15, 2008, was a fifty-five month interest rate cap on a notional amount of $20.0 million. The cap had an effective date of January 15, 2008, and matured on September 1, 2012. When 3-month LIBOR exceeded 5.12% on a reset date, the counterparty paid Heartland the amount of interest that exceeded the amount owed on the debt at the cap LIBOR rate of 5.12%. The floating rate subordinated debentures contain an interest rate deferral feature that was mirrored in the cap transaction. Heartland executed an interest rate swap transaction on February 4, 2009, and converted this cap transaction into an economic hedge and hedge accounting for the cap transaction was ceased.

Mortgage Derivatives

Heartland also has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheet or forecasted transactions and therefore do not qualify for hedge accounting treatment.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at March 31, 2013, and December 31, 2012, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2013
Interest rate lock commitments (mortgage)	Other Assets	$193,522	$6,683
Forward commitments	Other Assets	146,444	636
Forward commitments	Other Liabilities	227,118	(1,024)
December 31, 2012
Interest rate lock commitments (mortgage)	Other Assets	$267,397	$9,353
Forward commitments	Other Assets	168,910	462
Forward commitments	Other Liabilities	351,996	(1,221)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the three months ended March 31, 2013, and March 31, 2012, in thousands:

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
March 31, 2013
Interest rate lock commitments (mortgage)	Gains on sale of loans	$(3,161)
Forward commitments	Gains on sale of loans	372
March 31, 2012
Interest rate lock commitments (mortgage)	Gains on sale of loans	2,795
Forward commitments	Gains on sale of loans	909

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are recorded at fair value only to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of Z tranche mortgage-backed securities. On a quarterly basis, a secondary independent pricing service is used for a sample of securities to validate the pricing from Heartland's primary pricing service.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. At March 31, 2013, all impaired loans were measured based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, and December 31, 2012, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Mortgage Derivatives
Mortgage derivatives include interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans and mortgage backed securities to various investors. The fair value of these derivative instruments is primarily based on quoted prices for similar assets in active markets that Heartland has the ability to access and are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Trading securities	$694	$694	$—	$—
Securities available for sale	1,524,569	8,174	1,512,225	4,170
Derivative assets	7,319	—	7,319	—
Total assets at fair value	$1,532,582	$8,868	$1,519,544	$4,170
Derivative liabilities	$7,062	$—	$7,062	$—
Total liabilities at fair value	$7,062	$—	$7,062	$—
December 31, 2012
Trading securities	$380	$380	$—	$—
Securities available for sale	1,506,075	12,811	1,488,924	4,340
Derivative assets	9,815	—	9,815	—
Total assets at fair value	$1,516,270	$13,191	$1,498,739	$4,340
Derivative liabilities	$7,846	$—	$7,846	$—
Total liabilities at fair value	$7,846	$—	$7,846	$—

There were no transfers between Levels 1, 2, or 3 during the three-month period ended March 31, 2013.

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

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$7,431	$—	$—	$7,431	$538
Commercial real estate	36,230	—	—	36,230	1,243
Agricultural and agricultural real estate	13,046	—	—	13,046	23
Residential real estate	6,509	—	—	6,509	265
Consumer	3,525	—	—	3,525	995
Total collateral dependent impaired loans	$66,741	$—	$—	$66,741	$3,064
Other real estate owned	$36,704	$—	$—	$36,704	$502

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans
Commercial	$7,681	$—	$—	$7,681	$1,799
Commercial real estate	44,471	—	—	44,471	6,898
Agricultural and agricultural real estate	16,019	—	—	16,019	1
Residential real estate	6,660	—	—	6,660	988
Consumer	4,121	—	—	4,121	4,818
Total collateral dependent impaired loans	$78,952	$—	$—	78,952	$14,504
Other real estate owned	$35,822	$—	$—	$35,822	$6,953
Mortgage servicing rights	$15,956	$—	$—	$15,956	$477

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 3/31/13	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-Tranche Securities	$4,170	Discounted cash flows	Pretax discount rate	6 - 8%
			Actual defaults	13.94-20.94% (15.52%)
			Actual deferrals	6.30-23.71% (11.32%)
Collateral dependent impaired loans:
Commercial	7,431	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	36,230	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	13,046	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	6,509	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	3,525	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	36,704	Modified appraised value	Disposal costs	NM*

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

The changes in fair value of Level 3 assets that are measured on a recurring basis are summarized in the following table, in thousands:

	For the Three Months Ended	For the Year Ended
	March 31, 2013	December 31, 2012
Balance at January 1,	$4,340	$3,243
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	(155)	938
Purchases, issuances, sales and settlements:
Purchases	—	195
Sales	—	—
Settlements	(15)	(36)
Balance at period end	$4,170	$4,340

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of March 31, 2013, and December 31, 2012, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$74,587	$74,587	$74,587	$—	$—
Time deposits in other financial institutions	3,605	3,605	3,605	—	—
Securities:
Trading	694	694	694	—	—
Available for sale	1,524,569	1,524,569	8,174	1,512,225	4,170
Held to maturity	55,456	55,846	—	55,846	—
Total securities	1,580,719	1,581,109	8,868	1,568,071	4,170
Loans held for sale	91,708	91,762	—	91,762	—
Loans, net:
Commercial	683,160	677,353	—	669,922	7,431
Commercial real estate	1,283,290	1,283,763	—	1,247,533	36,230
Agricultural and agricultural real estate	312,810	313,954	—	300,908	13,046
Residential real estate	240,080	229,433	—	222,924	6,509
Consumer	239,766	242,962	—	239,437	3,525
Total Loans, net	2,759,106	2,747,465	—	2,680,724	66,741
Derivatives	7,319	7,319	—	7,319	—
Financial liabilities:
Deposits
Demand deposits	971,142	971,142	—	971,142	—
Savings deposits	2,022,625	2,022,625	—	2,022,625	—
Time deposits	848,689	848,689	—	848,689	—
Short term borrowings	202,694	202,694	—	202,694	—
Other borrowings	336,577	329,318	—	329,318	—
Derivatives	7,062	7,062	—	7,062	—

			Fair Value Measurements at December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$168,054	$168,054	$168,054	$—	$—
Securities:
Trading	380	380	380	—	—
Available for sale	1,506,075	1,506,075	12,811	1,488,924	4,340
Held to maturity	55,502	55,982	—	55,982	—
Total securities	1,561,957	1,562,437	13,191	1,544,906	4,340
Loans held for sale	96,165	96,165	—	96,165	—
Loans, net:
Commercial	700,225	691,605	—	683,924	7,681
Commercial real estate	1,275,770	1,281,031	—	1,236,560	44,471
Agricultural and agricultural real estate	326,867	329,443	—	313,424	16,019
Residential real estate	248,608	237,050	—	230,390	6,660
Consumer	238,617	241,978	—	237,857	4,121
Total Loans, net	2,790,087	2,781,107	—	2,702,155	78,952
Mortgage derivatives	9,815	9,815	—	9,815	—
Financial liabilities:
Deposits
Demand deposits	974,232	974,232	—	974,232	—
Savings deposits	2,004,438	2,004,438	—	2,004,438	—
Time deposits	866,990	866,990	—	866,990	—
Short term borrowings	224,626	224,626	—	224,626	—
Other borrowings	389,025	376,422	—	376,422	—
Derivatives	7,846	7,846	—	7,846	—

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

Time Deposits in Other Financial Institutions — The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

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

NOTE 8: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and is consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance.

The following table presents financial information from Heartland's operating segments for March 31, 2013 and 2012, in thousands.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$38,333	$334	$38,667	$37,787	$406	$38,193
Provision for loan losses	637	—	637	2,354	—	2,354
Total noninterest income	13,400	13,068	26,468	13,900	9,488	23,388
Total noninterest expense	34,905	11,842	46,747	31,903	8,237	40,140
Income before taxes	$16,191	$1,560	$17,751	$17,430	$1,657	$19,087

Segment Assets	$4,783,247	$117,311	$4,900,558	$4,191,870	$120,981	$4,312,851
Average Loans	$2,784,785	$92,175	$2,876,960	$2,495,962	$81,467	$2,577,429

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2012. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2012.

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

Net income was $12.6 million for the quarter ended March 31, 2013, which was a slight decrease from the $12.8 million recorded for the first quarter of 2012. Net income available to common stockholders was $12.1 million, or $0.70 per diluted common share, for the quarter ended March 31, 2013, compared to $11.8 million, or $0.71 per diluted common share, for the first quarter of 2012. Return on average common equity was 15.18% and return on average assets was 1.00% for the first quarter of 2013, compared to 17.27% and 1.12%, respectively, for the same quarter in 2012.

Earnings for the first quarter of 2013, in comparison to the first quarter of 2012, were positively affected by a lower provision for loan and lease losses, an increase in loan servicing income and gains on sale of loans attributable to the continued expansion of our mortgage operations and a reduction in net losses on repossessed assets. The first quarter of 2012 included $2.0 million in equity earnings from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member. The absence of comparable other noninterest income during the first quarter of 2013, combined with a significant increase in salaries and employee benefits, offset the improvements discussed above.

Total assets were $4.90 billion at March 31, 2013, a decrease of $90.0 million since December 31, 2012, reflecting the decreased loan and leases balances discussed below. Securities represented 32% of total assets at March 31, 2013, compared to 31% at year-end 2012.

Total loans and leases held to maturity were $2.79 billion at March 31, 2013, compared to $2.82 billion at year-end 2012, a decrease of $31.7 million or 4% annualized, a large portion of which was attributable to seasonal paydowns on agricultural and commercial lines of credit. Additionally, payoffs were received on loans to borrowers who obtained lower rates and more liberal terms from competitors, including some we chose to exit due to increased credit risk evidenced in the relationship.

Total deposits were $3.84 billion at March 31, 2013, compared to $3.85 billion at year-end 2012, a decrease of $3.2 million or less than 1% annualized. The composition of Heartland's deposits continued its positive trend as no-cost demand deposits as a percentage of total deposits was 25% at both March 31, 2013, and December 31, 2012, while higher-cost certificates of deposit as a percentage of total deposits was 22% at March 31, 2013, compared to 23% at December 31, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.77% during the first quarter of 2013 compared to 3.81% during the fourth quarter of 2012 and 4.23% during the first quarter of 2012. These declines are a result of the sustained low interest rate environment where yields on the securities and loan portfolios are declining at a greater pace than rates paid on deposits and other borrowings. Because deposit rates have been set at close to the bottom of their manageable range, and because the reinvestment rates on maturing securities have fallen dramatically and loan rates are presently impacted by competition for new loans, management anticipates net interest margin as a percentage will continue to decline, but believes net interest margin in dollars will increase as the amount of earning assets grows.

On a tax-equivalent basis, interest income in the first quarter of 2013 was $50.0 million compared to $49.9 million in the first quarter of 2012. The small increase in interest income in the first quarter of 2013, as compared to the first quarter of 2012, was due to an increase in average earning assets, as the interest rate earned on those assets continued to decline throughout 2012 and the first quarter of 2013 due to the sustained low interest rate environment. The average interest rate earned on total earning assets was 4.60% during the first quarter of 2013 compared to 5.30% during the first quarter of 2012. The most significant contributor to these declines was the overall yield earned on the securities portfolio, which decreased 109 basis points during the quarter ended March 31, 2013, compared to the same quarter in 2012. Average earning assets increased $619.4 million or 16% during the first quarter of 2013 compared to the first quarter of 2012, with approximately $180.0 million attributable to the three acquisitions completed during the third and fourth quarters of 2012.

Interest expense for the first quarter of 2013 was $9.0 million, a decrease of $1.0 million or 10% from $10.0 million in the first quarter of 2012. Even though average interest bearing liabilities increased $331.3 million or 11% for the quarter ended March 31, 2013, as compared to the same quarter in 2012, the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 24 basis points decreasing from 1.31% in the first quarter of 2012 to 1.07% in the first quarter of 2013. Contributing to this improvement in interest expense was a continued change in the mix of deposits. Average savings balances, the lowest cost interest-bearing deposits, as a percentage of total average interest bearing deposits was 69% during the first quarter of 2013, compared to 68% for the first quarter of 2012. Additionally, the average interest rate paid on savings deposits was 0.34% during the first quarter of 2013 compared to 0.40% during the first quarter of 2012 and the average interest rate paid on time deposits was 1.61% during the first quarter of 2013 compared to 2.12% during the first quarter of 2012. Management continues to look for opportunities to reduce Heartland's funding costs, including the early payoff of its Federal Home Loan Bank "FHLB" advances, wholesale repurchase agreements and trust preferred securities. Certificates of deposit maturing within the next six months total $221.0 million at an average interest rate of 1.11% and an additional $170.0 million mature within the following six months at an average interest rate of 1.97%. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.50% and 0.70%.

Net interest income on a tax-equivalent basis totaled $40.9 million during the first quarter of 2013, an increase of $1.1 million or 3% from the $39.8 million recorded during the first quarter of 2012.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon a change in the national prime or LIBOR interest rate. Since nearly 70% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 6 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

The table below sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Interest income is measured on a tax equivalent basis using a 35% tax rate.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended March 31, 2013, and 2012
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$1,184,567	$4,659	1.60%	$1,021,228	$7,572	2.98%
Nontaxable(1)	370,872	4,920	5.38	219,283	3,494	6.41
Total securities	1,555,439	9,579	2.50	1,240,511	11,066	3.59
Interest bearing deposits	8,985	4	0.18	3,823	—	—
Federal funds sold	1,634	—	—	148	—	—
Loans and leases:
Commercial and commercial real estate(1)	1,982,456	25,560	5.23	1,827,733	24,995	5.50
Residential mortgage	333,742	3,439	4.18	264,596	3,116	4.74
Agricultural and agricultural real estate(1)	315,176	4,364	5.62	266,763	3,933	5.93
Consumer	245,586	5,824	9.62	218,337	5,377	9.90
Fees on loans	—	1,194	—	—	1,395	—
Less: allowance for loan and lease losses	(38,899)	—	—	(37,202)	—	—
Net loans and leases	2,838,061	40,381	5.77	2,540,227	38,816	6.15
Total earning assets	4,404,119	$49,964	4.60%	3,784,709	$49,882	5.30%
NONEARNING ASSETS	485,904			441,106
TOTAL ASSETS	$4,890,023			$4,225,815
INTEREST BEARING LIABILITIES
Savings	$1,961,438	$1,633	0.34%	$1,679,651	$1,663	0.40%
Time, $100,000 and over	315,761	1,170	1.50	247,396	1,228	2.00
Other time deposits	550,633	2,273	1.67	533,153	2,884	2.18
Short-term borrowings	229,752	148	0.26	247,090	213	0.35
Other borrowings	355,057	3,797	4.34	374,050	4,061	4.37
Total interest bearing liabilities	3,412,641	9,021	1.07%	3,081,340	10,049	1.31%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	973,293			740,873
Accrued interest and other liabilities	96,807			43,958
Total noninterest bearing liabilities	1,070,100			784,831
STOCKHOLDERS' EQUITY	407,282			359,644
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,890,023			$4,225,815
Net interest income(1)		$40,943			$39,833
Net interest spread(1)			3.53%			3.99%
Net interest income to total earning assets(1)			3.77%			4.23%
Interest bearing liabilities to earning assets	77.49%			81.42%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan and lease losses was $637,000 for the first quarter of 2013 compared to $2.4 million for the first quarter of 2012, a $1.7 million or 73% decrease.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the critical accounting policies and allowance for loan and lease losses sections of this report. Heartland believes the allowance for loan and lease losses as of March 31, 2013, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The table below shows Heartland's noninterest income for the three-month periods indicated, in thousands:

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	% Change
Noninterest Income:
Service charges and fees	$4,008	$3,584	$424	12%
Loan servicing income	3,371	1,760	1,611	92
Trust fees	2,904	2,613	291	11
Brokerage and insurance commissions	951	910	41	5
Securities gains, net	3,427	3,943	(516)	(13)
Gain (loss) on trading account securities, net	314	(3)	317	10,567
Impairment loss on securities	—	(981)	981	100
Gains on sale of loans	9,912	8,502	1,410	17
Valuation adjustment on mortgage servicing rights	496	13	483	3,715
Income on bank owned life insurance	405	482	(77)	(16)
Other noninterest income	680	2,565	(1,885)	(73)
Total noninterest income	$26,468	$23,388	$3,080	13%

Noninterest income was $26.5 million during the first quarter of 2013 compared to $23.4 million during the first quarter of 2012, an increase of $3.1 million or 13%. The categories contributing most significantly to the improvement in noninterest income in the first quarter of 2013 compared to the first quarter of 2012 were loan servicing income and gains on sale of loans.

Service charges and fees increased $424,000 or 12% during the quarters under comparison. Service charges on checking and savings accounts recorded during the first quarter of 2013 were $1.1 million compared to $918,000 during the first quarter of 2012, an increase of $194,000 or 21%. Overdraft fees were $1.3 million during both the first quarter of 2013 and 2012. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.4 million during the first quarter of 2013 compared to $1.2 million during the first quarter of 2012, an increase of $112,000 or 9%.

Loan servicing income increased $1.6 million or 92% for the first quarter of 2013 as compared to the first quarter of 2012 as mortgage servicing rights income, which is influenced by market interest rates for home mortgage loans and the level of loans Heartland originates and sells into the secondary market, increased significantly. Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $1.4 million during the first quarter of 2013 compared to $967,000 during the first quarter of 2012. The portfolio of mortgage loans serviced for others by Heartland totaled $2.35 billion at March 31, 2013, compared to $1.63 billion at March 31, 2012.

Gains on sale of loans, which result primarily from the sale of mortgage loans into the secondary market, totaled $9.9 million during the first quarter of 2013 compared to $8.5 million during the first quarter of 2012, an increase of $1.4 million or 17%. The volume of mortgage loans sold totaled $424.9 million during the first quarter of 2013, a 74% increase over the $243.8 million sold during the first quarter of 2012.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Mortgage Servicing Fees	$1,430	$1,304	$1,123	$1,037	$967
Mortgage Servicing Rights Income	3,245	3,535	3,316	2,614	1,986
Mortgage Servicing Rights Amortization	(1,761)	(1,871)	(1,896)	(1,112)	(1,718)
Total Residential Mortgage Loan Servicing Income	$2,914	$2,968	$2,543	$2,539	$1,235
Valuation Adjustment on Mortgage Servicing Rights	$496	$197	$(493)	$(194)	$13
Gains On Sale of Residential Mortgage Loans	$9,641	$13,966	$13,750	$12,689	$8,502
Total Residential Mortgage Loan Applications	$556,890	$645,603	$672,382	$638,595	$549,315
Residential Mortgage Loans Originated	$432,974	$490,525	$488,658	$374,743	$293,724
Residential Mortgage Loans Sold	$424,931	$478,280	$448,704	$360,743	$243,836
Residential Mortgage Loan Servicing Portfolio	$2,349,596	$2,199,486	$1,963,567	$1,776,912	$1,626,129

As reflected in the table above, on a sequential quarterly basis, residential mortgage loan originations and the gains on sale of residential mortgage loans and the mortgage servicing rights income they create, decreased in the first quarter of 2013 as compared to the last quarter of 2012. These decreases resulted primarily from the seasonality typically experienced in mortgage loan activity during the first quarter of the year, coupled with a slight increase in residential mortgage loan interest rates and reduced spread on loan volume. Heartland believes long term success in the mortgage banking business depends on its ability to shift toward the origination of loans for the purchase of new homes versus the refinance of mortgages on existing homes. For the first quarter of 2013, refinancing activity represented 70% of total mortgage loan originations compared to 71% during the fourth quarter of 2012, 64% during the third quarter of 2012 and 58% during the second quarter of 2012. With continued expansion of its mortgage origination operations, Heartland expects to originate and sell into the secondary market over $2.00 billion residential mortgage loans during 2013.

Trust fees increased $291,000 or 11% during the first quarter of 2013 compared to the same quarter in 2012. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.46 billion at March 31, 2013, compared to $1.44 billion at March 31, 2012. Those values fluctuate throughout the year as market conditions improve or decline.

Securities gains totaled $3.4 million during the first quarter of 2013 compared to $3.9 million during the first quarter of 2012, as volatility in the bond market continued to provide opportunities to swap securities from one sector of the portfolio to another without significantly changing the duration of the portfolio.

During the first quarter of 2012, an impairment loss on three private-label mortgage-backed securities totaling $981,000 was recorded. The charge related to a decline in the credit quality of these securities. Management does not anticipate further declines on these or any other securities within the portfolio due to credit quality, but will continue to monitor the portfolio for any further declines. Based on their analysis, management believes it is prudent to continue to hold these securities as their economic value exceeds their market value.

Trading securities contributed a net gain of $314,000 during the first quarter of 2013 compared to a net loss of $3,000 during the first quarter of 2012. The net gain during the first quarter of 2013 was primarily attributable to shares of Fannie Mae preferred stock Heartland has held in its trading securities portfolio since 2008.

Income on bank owned life insurance decreased $77,000 or 16% during the first quarter of 2013 compared to the same quarter of 2012. A large portion of Heartland's bank owned life insurance is held in a separate account product, upon which the cash surrender value varies based upon the returns of the underlying policy assets.

Other noninterest income totaled $680,000 during the first quarter of 2013 compared to $2.6 million during the first quarter of 2012. Included in the other noninterest income during the first quarter of 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member.

Noninterest Expenses

The table below shows Heartland's noninterest expenses for the three-month periods indicated, in thousands:

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	% Change
Noninterest Expenses:
Salaries and employee benefits	$29,740	$23,996	$5,744	24%
Occupancy	3,185	2,482	703	28
Furniture and equipment	2,051	1,446	605	42
Professional fees	3,543	2,760	783	28
FDIC insurance assessments	902	864	38	4
Advertising	1,228	1,071	157	15
Intangible assets amortization	200	131	69	53
Net loss on repossessed assets	1,340	2,904	(1,564)	(54)
Other noninterest expenses	4,558	4,486	72	2
Total Noninterest Expenses	$46,747	$40,140	$6,607	16%

For the first quarter of 2013, noninterest expenses totaled $46.7 million, an increase of $6.6 million or 16% from the same quarter of 2012. The primary contributors to this increase were salaries and employee benefits, occupancy, furniture and equipment and professional fees.

The largest component of noninterest expense, salaries and employee benefits, increased $5.7 million or 24% during the first quarter of 2013 compared to the first quarter of 2012, a large portion of which resulted from the expansion of Heartland's residential loan origination operations, with a smaller portion attributable to the additional employees joining Heartland through the acquisitions completed during the last two quarters of 2012. Full-time equivalent employees increased from 1,253 on March 31, 2012, to 1,532 on March 31, 2013, approximately 35 of which were from the acquisitions.

During the first quarter of 2013, occupancy expense increased $703,000 or 28% and furniture and equipment expense increased $605,000 or 42% when compared to the first quarter of 2012, primarily as a result of the residential loan origination operations expansion and the acquisitions completed during the last two quarters of 2012.

Professional fees increased $783,000 or 28% during the first quarter of 2013 compared to the first quarter of 2012. These increases were primarily attributable to Heartland's expansion of its mortgage loan origination operations and Heartland's use of third-party providers.

Net losses on repossessed assets, the only noninterest expense category to experience a decrease during the first quarter of 2013 in comparison to the first quarter 2012, decreased by $1.6 million or 54%, as real estate values have stabilized.

Other noninterest expenses increased $72,000 or 2% during the first quarter of 2013 compared to the first quarter of 2012, a portion of which was attributable to the continued expansion of our mortgage origination operations. Included in noninterest expenses during the first quarter of 2012 was a $300,000 provision to a reserve for the potential buyback of residential mortgage loans and a $302,000 charge for an early payment obligation ($238,000) and remaining unamortized issuance costs ($64,000) due to the early redemption of $5.0 million of trust preferred securities.

Income Taxes

Heartland's effective tax rate was 29.39% for the first quarter of 2013 compared to 32.82% for the first quarter of 2012. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $200,000 during both the first quarter of 2013 and 2012. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 23.81% during the first quarter of 2013 compared to 15.93% during the first quarter of 2012. The tax-

equivalent adjustment for this tax-exempt interest income was $2.3 million during the first quarter of 2013 compared to $1.6 million during the first quarter of 2012.

Segment Reporting

Heartland has two reportable segments: community and other banking and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, gains on sales of loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 8 to our consolidated financial statements for further information regarding our segment reporting.

Net income for the community and other banking segment for the first quarter of 2013 was $16.2 million compared to $17.4 million for the first quarter of 2012, a $1.2 million or 7% decrease. Net interest income of $38.3 million for the first quarter of 2013 was $546,000 or 1% percent more than the net interest income of $37.8 million for the first quarter of 2012. Provision for loan and lease losses was $637,000 for the first quarter of 2013, a decrease of $1.7 million or 73% from the $2.4 million recorded during the first quarter of 2012. Noninterest income totaled $13.4 million during the first quarter of 2013 compared to $13.9 million during the first quarter of 2012, a $542,000 or 4% decrease. Noninterest expense was $34.9 million during the first quarter of 2013 compared to $31.9 million during the first quarter of 2012, an increase of $3.0 million or 9%.

Net income for the retail mortgage banking segment for the first quarter of 2013 was $1.6 million compared to $1.7 million for the first quarter of 2012, a $97,000 or 6% decrease. Net interest income of $334,000 for the first quarter of 2013 was $72,000 or 18% percent less than the net interest income of $406,000 for the first quarter of 2012. Noninterest income totaled $13.1 million during the first quarter of 2013 compared to $9.5 million during the first quarter of 2012, a $3.6 million or 38% decrease. Noninterest expense was $11.8 million during the first quarter of 2013 compared to $8.2 million during the first quarter of 2012, an increase of $3.60 million or 44%.

FINANCIAL CONDITION

Total assets were $4.90 billion at March 31, 2013, a decrease of $90.0 million since December 31, 2012. Securities represented 32% of total assets at March 31, 2013, compared to 31% at year-end 2012.

Lending Activities

Total loans and leases held to maturity were $2.79 billion at March 31, 2013, compared to $2.82 billion at year-end 2012, a decrease of $31.7 million or 4% annualized, a large portion of which was attributable to seasonal paydowns on agricultural and commercial lines of credit. Additionally, payoffs were received on loans to borrowers who obtained lower rates and more liberal terms from competitors, including some relationships we chose to exit due to increased credit risk evidenced in the relationship. Commercial and commercial real estate loans, which totaled $1.99 billion at March 31, 2013, decreased $10.7 million or 2% annualized since year-end 2012. Residential mortgage loans, which totaled $240.5 million at March 31, 2013, decreased $9.2 million or 15% annualized since year-end 2012. Agricultural and agricultural real estate loans, which totaled $314.6 million at March 31, 2013, decreased $13.7 million or 17% annualized since year-end 2012. Consumer loans, which totaled $247.0 million at March 31, 2013, increased $1.3 million or 2% annualized since year-end 2012.

The initial 5.00% dividend rate payable on the preferred stock issued to the U.S. Treasury under the SBLF is subject to reduction during the second through ninth quarter after issuance (through September 30, 2013, for Heartland) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00% if QSBL increases by ten percent or more over that period. Heartland's baseline amount was initially determined to be $923.0 million, which would require growth in QSBL of $92.3 million to have the dividend rate paid to the U.S. Treasury reduced to 1.00%. As a result of the acquisitions, Heartland's baseline amount was adjusted to $1.02 billion, which would require growth in QSBL of $102.0 million to have the dividend rate reduced to 1.00%. Through December 31, 2012, Heartland's QSBL had grown by $123.0 million or 12.1%, but slipped backwards to $96.2 million or 9.5% at March 31, 2013. The dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury was 2.00% for the first quarter of 2013, and will be 1.00% for the second quarter of 2013 and 2.00% for the third quarter of 2013.

The table below presents the composition of the loan portfolio as of March 31, 2013, and December 31, 2012, in thousands:

LOAN PORTFOLIO
	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$693,235	24.82%	$712,308	25.21%
Commercial real estate	1,297,583	46.46	1,289,184	45.63
Agricultural and agricultural real estate	314,606	11.26	328,311	11.62
Residential mortgage	240,453	8.62	249,689	8.84
Consumer	246,996	8.84	245,678	8.70
Gross loans and leases receivable held to maturity	2,792,873	100.00%	2,825,170	100.00%
Unearned discount	(479)		(676)
Deferred loan fees	(2,501)		(2,945)
Total net loans and leases receivable held to maturity	2,789,893		2,821,549
Loans covered under loss share agreements:
Commercial and commercial real estate	$2,738	40.62%	$3,074	42.38%
Agricultural and agricultural real estate	453	6.72	748	10.31
Residential mortgage	2,722	40.38	2,645	36.47
Consumer	828	12.28	786	10.84
Total loans covered under loss share agreements	6,741	100.00%	7,253	100.00%
Allowance for loan and lease losses	(37,528)		(38,715)
Loans and leases receivable, net	$2,759,106		$2,790,087

Loans and leases secured by real estate, either fully or partially, totaled $1.94 billion or 69% of total loans and leases at March 31, 2013. Of the non-farm, nonresidential loans, 60% are owner occupied. The largest categories within Heartland's real estate secured loans at March 31, 2013, and December 31, 2012, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	March 31, 2013	December 31, 2012
Residential real estate, excluding residential construction and residential lot loans	$518,161	$523,071
Industrial, manufacturing, business and commercial	264,841	241,369
Agriculture	199,842	211,823
Retail	171,975	171,974
Office	166,863	154,681
Land development and lots	104,355	104,716
Hotel, resort and hospitality	99,017	96,928
Multi-family	76,907	76,606
Food and beverage	78,668	79,222
Warehousing	72,831	74,634
Health services	53,317	45,469
Residential construction	34,455	31,351
All other	96,431	101,866
Total loans secured by real estate	$1,937,663	$1,913,710

The process utilized by Heartland to determine the adequacy of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at March 31, 2013, was 1.35% of loans and leases and 114.38% of nonperforming loans compared to 1.37% of loans and leases and 89.71% of nonperforming loans at December 31, 2012.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $32.8 million or 1.18% of total loans and leases at March 31, 2013, compared to $43.2 million or 1.53% of total loans and leases at December 31, 2012. Approximately 42%, or $13.7 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 7 borrowers, are primarily concentrated in Heartland's banks serving the Western states, with $4.4 million originated by New Mexico Bank & Trust, $4.1 million originated by Rocky Mountain Bank, $1.7 million originated by Galena State Bank & Trust Co., $1.3 million originated by Riverside Community Bank, $1.2 million originated by Arizona Bank & Trust and $1.0 million originated by Wisconsin Bank & Trust. The portion of Heartland's nonperforming loans covered by government guarantees was $454,000 at March 31, 2013. The industry breakdown for nonperforming loans with individual balances exceeding $1.0 million, as identified using the North American Industry Classification System (NAICS), was $8.4 million for lot and land development. The remaining $5.3 million was distributed among four other industry categories.

Other real estate owned was $36.7 million at March 31, 2013, compared to $35.8 million at December 31, 2012. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During the first quarter of 2013, $3.3 million of other real estate owned was sold.

Net charge-offs on loans during the first quarter of 2013 were $1.8 million compared to net recoveries of $200,000 during the first quarter of 2012.

Delinquencies in each of the loan portfolios continue to be well-managed and no significant adverse trends were identified during the first quarter of 2013. Loans delinquent 30 to 89 days as a percent of total loans were 0.48% at March 31, 2013, compared to 0.32% at December 31, 2012, 0.53% at September 30, 2012, 0.46% at June 30, 2012, and 0.55% at March 31, 2012.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$38,715	$36,808
Provision for loan and lease losses	637	2,354
Recoveries on loans and leases previously charged off	1,240	1,808
Charge-offs on loans and leases not covered by loss share agreements	(3,041)	(1,608)
Charge-offs on loans and leases covered by loss share agreements	(23)	—
Balance at end of period	$37,528	$39,362
Annualized ratio of net charge offs to average loans and leases	0.26%	(0.03)%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	March 31,		December 31,
	2013	2012	2012	2011
Not covered under loss share agreements:
Nonaccrual loans and leases	$32,356	$49,940	$43,156	$57,435
Loan and leases contractually past due 90 days or more	454	—	—	—
Total nonperforming loans and leases	32,810	49,940	43,156	57,435
Other real estate	35,697	38,693	35,470	43,506
Other repossessed assets	1,059	710	542	648
Total nonperforming assets not covered under loss share agreements	$69,566	$89,343	$79,168	$101,589
Covered under loss share agreements:
Nonaccrual loans and leases	$636	$3,189	$1,259	$3,345
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	636	3,189	1,259	3,345
Other real estate	1,007	241	352	881
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$1,643	$3,430	$1,611	4,226
Performing troubled debt restructured loans(1)	$24,473	$21,379	$21,121	$25,704
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	1.18%	1.97%	1.53%	2.31%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	2.46%	3.47%	2.77%	4.02%
Nonperforming assets not covered under loss share agreements to total assets	1.42%	2.07%	1.59%	2.39%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the first quarter of 2013, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2012	$44,415	$35,822	$542	$80,779
Loan foreclosures	(5,330)	4,843	487	—
Net loan recoveries	(1,824)	—	—	(1,824)
New nonperforming loans	3,362	—	—	3,362
Reduction of nonperforming loans(1)	(7,177)	—	—	(7,177)
OREO/Repossessed assets sales proceeds	—	(3,292)	(31)	(3,323)
OREO/Repossessed assets writedowns, net	—	(669)	(23)	(692)
Net activity at Citizens Finance Co.	—	—	84	84
March 31, 2013	$33,446	$36,704	$1,059	$71,209

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 32% of total assets at March 31, 2013, compared to 31% at year-end 2012. Total available for sale securities as of March 31, 2013, were $1.52 billion, an increase of $18.5 million or 1% from $1.51 billion at December 31, 2012.

The composition of the securities portfolio changed slightly as a larger portion of the securities sales were in the lower-yielding U.S. government corporations and agency securities versus the mortgage-backed and municipal securities. The percentage of mortgage-backed securities was 67% at both March 31, 2013, and December 31, 2012. Approximately 82% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at March 31, 2013. Heartland's securities portfolio had an expected duration of 4.05 years as of March 31, 2013.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of March 31, 2013, and December 31, 2012, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$8,174	0.52%	$21,444	1.37%
Mortgage-backed securities	1,066,908	67.49	1,043,241	66.79
Obligation of states and political subdivisions	483,833	30.61	474,907	30.41
Other securities	21,804	1.38	22,365	1.43
Total securities	$1,580,719	100.00%	$1,561,957	100.00%

Deposits And Borrowed Funds

Total deposits were $3.84 billion at March 31, 2013, compared to $3.85 billion at year-end 2012, a decrease of $3.2 million or less than 1% annualized. Demand deposits totaled $971.1 million at March 31, 2013, a decrease of $3.1 million or 1% annualized since year-end 2012. Also experiencing a decrease during the quarter, certificates of deposit totaled $848.7 million at March 31, 2013, a decrease of $18.3 million or 8% annualized. Savings deposits experienced an increase during the quarter, growing to $2.02 billion at March 31, 2013, an increase of $18.2 million or 4% annualized. The composition of Heartland's deposits continued its positive trend as no-cost demand deposits as a percentage of total deposits was 25% at both March 31, 2013, and December 31, 2012, while higher-cost certificates of deposit as a percentage of total deposits was 22% at March 31, 2013, compared to 23% at December 31, 2012.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $202.7 million at March 31, 2013, compared to $224.6 million at year-end 2012, a decrease of $21.9 million or 10%, resulting primarily from a $47.5 million decline in retail repurchase agreement balances, which was partially offset by a $35.6 million increase in federal funds purchased. Also contributing to the decrease during the first quarter of 2013 was the maturity of the only short-term FHLB advance outstanding at year-end 2012 in the amount of $10.0 million.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $155.8 million at March 31, 2013, compared to $203.3 million at December 31, 2012, a decrease of $47.5 million or 23%, primarily driven by seasonal activity.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide liquidity to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. Under these unsecured revolving credit lines, Heartland may borrow up to $10.0 million at any one time. There was no balance outstanding on these revolving credit lines at both March 31, 2013, and December 31, 2012.

As of March 31, 2013, the amount of other borrowings was $336.6 million, a decrease of $52.4 million or 13% since year-end 2012, primarily due to the maturity of $27.0 million in long-term FHLB advances and $15.0 million in structured wholesale repurchase agreements. At March 31, 2013, long-term FHLB borrowings with an original term beyond one year totaled $116.1 million compared to $143.2 million at December 31, 2012, a decrease of $27.1 million or 19%. Total long-term FHLB borrowings at March 31, 2013, had an average rate of 3.31% and an average maturity date of April 2015. When considering the earliest possible call date on these advances, the average maturity date is shortened to December 2013. Structured wholesale repurchase agreements totaled $60.0 million at March 31, 2013, compared to $85.0 million at December 31, 2012, a decrease of $25.0 million or 29%.

The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of March 31, 2013, is as follows, in thousands:

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of March 31, 2013(1)	Maturity Date	Callable Date
$20,619	10/10/2003	8.25%	8.25%	10/10/2033	06/30/2013
25,774	03/17/2004	2.75% over LIBOR	3.03%(2)	03/17/2034	06/17/2013
20,619	01/31/2006	1.33% over LIBOR	1.63%(3)	04/07/2036	07/07/2013
20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	06/15/2013
20,619	06/26/2007	1.48% over LIBOR	1.77%(5)	09/01/2037	06/01/2013
$108,250

(1) Effective weighted average interest rate as of March 31, 2013, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 6 to Heartland's consolidated financial statements.

(2) Effective interest rate as of March 31, 2013, was 5.33% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(3) Effective interest rate as of March 31, 2013, was 4.69% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of March 31, 2013, was 4.70% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.

Other borrowings also include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $12.7 million at March 31, 2013, compared to $13.0 million at December 31, 2012. Heartland also had senior notes totaling $37.5 million outstanding at both March 31, 2013, and December 31, 2012.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2013, and December 31, 2012, commitments to extend credit aggregated $926.8 million and $844.6 million, and standby letters of credit aggregated $33.7 million and $29.5 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

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

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS
	March 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios(1)
Tier 1 capital	$477,476	13.93%	$463,371	13.36%
Tier 1 capital minimum requirement	137,150	4.00%	138,743	4.00%
Excess	$340,326	9.93%	$324,628	9.36%
Total capital	$538,232	15.70%	$532,502	15.35%
Total capital minimum requirement	274,300	8.00%	277,485	8.00%
Excess	$263,932	7.70%	$255,017	7.35%
Total risk-adjusted assets	$3,428,751		$3,468,565
Leverage Capital Ratios(2)
Tier 1 capital	$477,476	9.83%	$463,371	9.84%
Tier 1 capital minimum requirement(3)	194,363	4.00%	188,284	4.00%
Excess	$283,113	5.83%	$275,087	5.84%
Average adjusted assets (less goodwill and other intangible assets)	$4,859,082		$4,707,110

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

Minnesota Bank & Trust, Heartland's tenth bank, began operations on April 15, 2008, in Edina, Minnesota. Heartland's initial investment in this de novo bank was $13.2 million, or 80%, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposed certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allowed, but did not require, Heartland to repurchase the shares from investors after five years of operations. As of April 15, 2013, Heartland completed the repurchase of all minority shares of Minnesota Bank & Trust. The shareholders were offered the option to receive Heartland common stock for the portion of the repurchase price that represented their original investment and to also receive the appreciation in their original investment in the form of Heartland common stock. The stock transfer agreement also contained provisions for the valuation of Minnesota Bank & Trust by Sheshunoff & Co. as of the repurchase date, and for that valuation to be completed within 30 days after the repurchase date. Sheshunoff advised Heartland that it would not be possible to complete the valuation within 30 days. As such, Heartland offered to pay the minimum repurchase price to which the shareholders were entitled as of April 15, 2013, and agreed to pay any higher amount per share if determined appropriate, when Sheshunoff completes its valuation. Six shareholders elected to receive 51,015 shares of Heartland common stock for all or a portion of their investment and the remaining shareholders elected to receive cash totaling $3.2 million.

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

Operating activities provided $12.4 million of cash during the first three months of 2013 compared to using $27.9 million of cash during the first three months of 2012. The biggest contributor to this change was activity associated with the origination of loans for sale which provided $4.5 million of cash for the first three months of 2013 compared to using $49.9 million of cash during the first three months of 2012.

Investing activities used cash of $27.0 million during the first three months of 2013 compared to providing $21.3 million during the first three months of 2012. Cash used for the purchase of securities totaled $207.5 million during the first quarter of 2013 compared to $124.2 million during the first three months of 2012. The proceeds from securities sales, paydowns and maturities was $158.4 million during the first three months of 2013 compared to $201.2 million during the first three months of 2012. A net decrease in loans and leases provided $25.0 million of cash during the first three months of 2013 compared to a net increase in loans and leases using cash of $57.7 million during the first three months of 2012.

Financing activities used cash of $78.9 million during the first three months of 2013 compared to providing $26.9 million during the first three months of 2012. A net decrease in deposit accounts used $3.2 million of cash during the first three months of 2013 compared to providing cash of $65.6 million during the first three months of 2012. Activity in short-term borrowings used cash of $21.9 million during the first three months of 2013 compared to $40.5 million during the first three months of 2012. There were no cash proceeds from other borrowings during the first three months of 2013 compared to proceeds of $10.1 million during the first three months of 2012. Repayment of other borrowings used cash of $52.4 million during the first three months of 2013 compared to $5.6 million during the first three months of 2012.

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

At March 31, 2013, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $10.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on March 31, 2013.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first three months of 2013.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2013, and March 31, 2012, provided the following results, in thousands:

	2013		2012
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$146,669	(0.95)%	$145,641	(0.06)%
Base	$148,074		$145,724
Up 200 Basis Points	$150,200	1.44%	$142,990	(1.88)%
Year 2
Down 100 Basis Points	$141,730	(4.28)%	$141,729	(2.74)%
Base	$147,374	(0.47)%	$145,160	(0.39)%
Up 200 Basis Points	$157,820	6.58%	$146,965	0.85%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $694,000 at March 31, 2013, and $380,000 at December 31, 2012, and in both cases was less than 2% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the first three months of 2013 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2012 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K for disclosures regarding the risks and uncertainties related to Heartland's business.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. During participation in the Treasury's Capital Purchase Program, which was terminated on September 15, 2011, Heartland was prohibited from any repurchase, redemption, or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

In April 2013, Arizona Bank & Trust was released from the informal agreements it had entered with the FDIC in the spring of 2009.

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

Dated: May 9, 2013