Form 10-Q
period 2013-06-30
HEARTLAND FINANCIAL USA INC
filed 2013-08-08
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 7, 2013, the Registrant had outstanding 16,934,726 shares of common stock, $1.00 par value per share.

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
10.1 Merger Agreement between Heartland Financial USA, Inc. and Morrill Bancshares Inc. dated June 12, 2013
10.2 Promissory Note and Business Loan Agreement between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2013
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and due from banks	$105,127	$160,223
Federal funds sold and other short-term investments	6,970	7,831
Cash and cash equivalents	112,097	168,054
Time deposits in other financial institutions	3,605	—
Securities:
Trading, at fair value	956	380
Available for sale, at fair value (cost of $1,533,939 at June 30, 2013, and $1,472,565 at December 31, 2012)	1,522,418	1,506,075
Held to maturity, at cost (fair value of $55,195 at June 30, 2013, and $55,982 at December 31, 2012)	55,199	55,502
Loans held for sale	88,541	96,165
Loans and leases receivable:
Held to maturity	2,832,377	2,821,549
Loans covered by loss share agreements	6,275	7,253
Allowance for loan and lease losses	(37,623)	(38,715)
Loans and leases receivable, net	2,801,029	2,790,087
Premises, furniture and equipment, net	129,938	128,294
Other real estate, net	34,763	35,822
Goodwill	30,627	30,627
Other intangible assets, net	22,056	18,486
Cash surrender value on life insurance	75,992	75,480
FDIC indemnification asset	282	749
Other assets	82,253	84,832
TOTAL ASSETS	$4,959,756	$4,990,553
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$1,029,784	$974,232
Savings	1,978,962	2,004,438
Time	832,388	866,990
Total deposits	3,841,134	3,845,660
Short-term borrowings	339,181	224,626
Other borrowings	336,332	389,025
Accrued expenses and other liabilities	47,974	126,703
TOTAL LIABILITIES	4,564,621	4,586,014
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,947,138 shares at June 30, 2013 and 16,827,835 shares at December 31, 2012)	16,947	16,828
Capital surplus	52,710	50,359
Retained earnings	254,332	236,279
Accumulated other comprehensive income (loss)	(10,200)	16,641
Treasury stock at cost (12,977 shares at June 30, 2013, and 0 shares at December 31, 2012)	(352)	—
TOTAL STOCKHOLDERS' EQUITY	395,135	401,805
Noncontrolling interest	—	2,734
TOTAL EQUITY	395,135	404,539
TOTAL LIABILITIES AND EQUITY	$4,959,756	$4,990,553

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
INTEREST INCOME:
Interest and fees on loans and leases	$39,726	$39,382	$79,553	$77,781
Interest on securities:
Taxable	4,712	5,026	9,371	12,598
Nontaxable	3,360	2,619	6,558	4,890
Interest on federal funds sold	—	1	—	1
Interest on interest bearing deposits in other financial institutions	2	2	6	2
TOTAL INTEREST INCOME	47,800	47,030	95,488	95,272
INTEREST EXPENSE:
Interest on deposits	5,066	5,604	10,142	11,379
Interest on short-term borrowings	108	224	256	437
Interest on other borrowings (includes $524 and $1,029 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2013, respectively)	3,702	4,025	7,499	8,086
TOTAL INTEREST EXPENSE	8,876	9,853	17,897	19,902
NET INTEREST INCOME	38,924	37,177	77,591	75,370
Provision for loan and lease losses	1,862	3,000	2,499	5,354
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	37,062	34,177	75,092	70,016
NONINTEREST INCOME:
Service charges and fees	4,280	3,712	8,288	7,296
Loan servicing income	4,106	3,056	7,477	4,816
Trust fees	2,942	2,660	5,846	5,273
Brokerage and insurance commissions	1,087	939	2,038	1,849
Securities gains, net (includes $2,067 and $5,494 of net security gains reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2013, respectively)	2,067	4,951	5,494	8,894
Gain on trading account securities	262	49	576	46
Impairment loss on securities	—	—	—	(981)
Gains on sale of loans	9,083	12,689	18,995	21,191
Valuation adjustment on mortgage servicing rights	—	(194)	496	(181)
Income on bank owned life insurance	315	267	720	749
Other noninterest income	716	149	1,396	2,714
TOTAL NONINTEREST INCOME	24,858	28,278	51,326	51,666
NONINTEREST EXPENSES:
Salaries and employee benefits	29,516	25,384	59,256	49,380
Occupancy	3,224	2,534	6,409	5,016
Furniture and equipment	2,065	1,517	4,116	2,963
Professional fees	4,233	3,961	7,776	6,721
FDIC insurance assessments	861	807	1,763	1,671
Advertising	1,248	1,304	2,476	2,375
Intangible assets amortization	198	122	398	253
Net loss on repossessed assets	2,477	1,307	3,817	4,211
Other noninterest expenses	4,944	4,523	9,502	9,009
TOTAL NONINTEREST EXPENSES	48,766	41,459	95,513	81,599
INCOME BEFORE INCOME TAXES	13,154	20,996	30,905	40,083
Income taxes (includes $576 and $1,665 of income tax expense reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2013, respectively)	3,598	7,032	8,797	13,304
NET INCOME	9,556	13,964	22,108	26,779
Net (income) loss available to noncontrolling interest, net of tax	—	(7)	(64)	19
NET INCOME ATTRIBUTABLE TO HEARTLAND	9,556	13,957	22,044	26,798
Preferred dividends and discount	(205)	(1,021)	(613)	(2,042)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,351	$12,936	$21,431	$24,756
EARNINGS PER COMMON SHARE - BASIC	$0.55	$0.79	$1.27	$1.50
EARNINGS PER COMMON SHARE - DILUTED	$0.54	$0.77	$1.25	$1.48
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
NET INCOME	$9,556	$13,964	$22,108	$26,779
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities available for sale	(37,855)	2,113	(39,537)	8,965
Reclassification adjustment for net gain realized in net income	(2,067)	(4,951)	(5,494)	(7,913)
Net change in non-credit related other than temporary impairment	24	23	48	(660)
Income taxes	14,906	1,039	16,808	(161)
Other comprehensive income (loss) on securities available for sale	(24,992)	(1,776)	(28,175)	231
Derivatives used in cash flow hedging relationships:
Unrealized gain (loss) on derivatives	1,017	(1,380)	1,099	(1,453)
Reclassification adjustment for net loss on derivatives realized in net income	524	491	1,029	985
Income taxes	(580)	329	(794)	172
Other comprehensive income (loss) on cash flow hedges	961	(560)	1,334	(296)
Other comprehensive income (loss)	(24,031)	(2,336)	(26,841)	(65)
Comprehensive income (loss)	(14,475)	11,628	(4,733)	26,714
Less: comprehensive (income) loss attributable to noncontrolling interest	—	(7)	(64)	19
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HEARTLAND	$(14,475)	$11,621	$(4,797)	$26,733

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands, except per share data)
	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,108	$26,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,525	3,533
Provision for loan and lease losses	2,499	5,354
Net amortization of premium on securities	15,279	9,576
Securities gains, net	(5,494)	(8,894)
Increase in trading account securities	(576)	(46)
Impairment loss on securities	—	981
Stock based compensation	1,546	1,184
Loss on sale of OREO and other repossessed property	2,102	2,683
Loans originated for sale	(891,049)	(625,194)
Proceeds on sales of loans held for sale	917,668	626,629
Net gains on sales of loans held for sale	(18,995)	(21,191)
Increase in accrued interest receivable	(839)	(661)
Decrease in prepaid expenses	8,260	2,572
Increase (decrease) in accrued interest payable	25	(1,305)
Valuation adjustment on mortgage servicing rights	(496)	181
Other, net	(10,217)	(3,883)
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,346	18,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(3,605)	—
Proceeds from the sale of securities available for sale	217,139	341,151
Proceeds from the maturity of and principal paydowns on securities available for sale	135,904	161,109
Proceeds from the maturity of and principal paydowns on securities held to maturity	514	764
Purchase of securities available for sale	(481,797)	(517,773)
Net increase in loans and leases	(24,707)	(159,895)
Purchase of bank owned life insurance policies	—	(4,571)
Capital expenditures	(7,020)	(7,776)
Proceeds on sale of OREO and other repossessed assets	10,150	18,585
NET CASH USED BY INVESTING ACTIVITIES	(153,422)	(168,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	30,076	118,226
Net increase (decrease) in time deposit accounts	(34,602)	6,568
Net increase (decrease) in short-term borrowings	114,555	(20,596)
Proceeds from other borrowings	160	10,695
Repayments of other borrowings	(52,853)	(5,972)
Purchase of noncontrolling interest	(2,798)	—
Purchase of treasury stock	(860)	(1,222)
Proceeds from issuance of common stock	1,398	667
Excess tax benefits on exercised stock options	34	76
Dividends paid	(3,991)	(5,337)
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,119	103,105
Net decrease in cash and cash equivalents	(55,957)	(47,003)
Cash and cash equivalents at beginning of year	168,054	129,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,097	$82,831
Supplemental disclosures:
Cash paid for income/franchise taxes	$3,905	$4,090
Cash paid for interest	$17,871	$20,284
Loans transferred to OREO	$10,710	$14,562
Purchases of securities available for sale, accrued, not paid	$4,490	$46,338

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				26,798	(46)		(19)	26,733
Preferred, $25.00 per share				(2,042)				(2,042)
Common, $0.20 per share				(3,295)				(3,295)
Purchase of 66,415 shares of common stock						(1,222)		(1,222)
Issuance of 49,514 shares of common stock			(294)			1,037		743
Commitments to issue common stock			1,184					1,184
Balance at June 30, 2012	$81,698	$16,612	$44,223	$219,643	$12,101	$(1,939)	$2,656	$374,994
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income				22,044	(26,841)		64	(4,733)
Cash dividends declared:
Preferred, $7.50 per share				(613)				(613)
Common, $0.20 per share				(3,378)				(3,378)
Purchase of noncontrolling interest							(2,798)	(2,798)
Purchase of 32,211 shares of common stock						(860)		(860)
Issuance of 138,537 shares of common stock		119	805			508		1,432
Commitments to issue common stock			1,546					1,546
Balance at June 30, 2013	$81,698	$16,947	$52,710	$254,332	$(10,200)	$(352)	$—	$395,135

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2013, are not necessarily indicative of the results expected for the year ending December 31, 2013.

Heartland evaluated subsequent events through the filing date of its quarterly report on Form 10-Q with the SEC.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three month and six month periods ended June 30, 2013 and 2012, are shown in the tables below:

	Three Months Ended
(Dollars and number of shares in thousands, except per share data)	June 30, 2013	June 30, 2012
Net income attributable to Heartland	$9,556	$13,957
Preferred dividends and discount	(205)	(1,021)
Net income available to common stockholders	$9,351	$12,936
Weighted average common shares outstanding for basic earnings per share	16,907	16,474
Assumed incremental common shares issued for common stock equivalents	297	244
Weighted average common shares for diluted earnings per share	17,204	16,718
Earnings per common share — basic	$0.55	$0.79
Earnings per common share — diluted	$0.54	$0.77
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	105	500

	Six Months Ended
(Dollars and number of shares in thousands, except per share data)	June 30, 2013	June 30, 2012
Net income attributable to Heartland	$22,044	$26,798
Preferred dividends and discount	(613)	(2,042)
Net income available to common stockholders	$21,431	$24,756
Weighted average common shares outstanding for basic earnings per share	16,900	16,482
Assumed incremental common shares issued for common stock equivalents	293	240
Weighted average common shares for diluted earnings per share	17,193	16,722
Earnings per common share — basic	$1.27	$1.50
Earnings per common share — diluted	$1.25	$1.48
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	105	500

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 430,869 shares of common stock at June 30, 2013, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, "Compensation-Stock Compensation" requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is based upon its fair value estimated on the date of grant and recognized in the consolidated statements of income over the vesting period of the award. The fair value of stock options is estimated on the date of grant using the Black-Scholes model. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first six months of 2013 and 2012. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of June 30, 2013 and 2012, and changes during the six months ended June 30, 2013 and 2012, follows:

	2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	377,907	$22.62	570,762	$21.06
Granted	—	—	—	—
Exercised	(37,836)	19.31	(33,333)	11.38
Forfeited	(1,800)	26.68	(7,667)	21.72
Outstanding at June 30	338,271	$22.96	529,762	$21.66
Options exercisable at June 30	338,271	$22.96	482,712	$21.96

At June 30, 2013, the vested options totaled 338,271 shares with a weighted average exercise price of $22.96 per share and a weighted average remaining contractual life of 3.15 years. The intrinsic value for the vested options as of June 30, 2013, was $1.8 million. The intrinsic value for the total of all options exercised during the six months ended June 30, 2013, was $309,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised for the six months ended June 30, 2013, was $731,000, with a related tax benefit of $34,000. Cash received from options exercised for the six months ended June 30, 2012, was $379,000, with a related tax benefit of $76,000.

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

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 40,990 shares of common stock on January 22, 2013, and performance-based RSUs with respect to 49,801 shares of common stock on January 17, 2012, to Heartland executives and subsidiary presidents. These performance-based RSUs vest based first on performance measures tied to Heartland's earnings and assets on December 31 of the grant year, and then on time-based vesting conditions. For the grants awarded in 2013, vesting occurs on December 31, 2015, and for the grants awarded in 2012, vesting occurs on December 31, 2014.

Total compensation costs recorded for stock options and RSUs were $1.5 million, and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there were $3.8 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for stock options and RSUs which are expected to be recognized through 2016.

Pending Acquisitions

On June 12, 2013, Heartland entered into a definitive merger agreement with Morrill Bancshares, Inc., the parent company of Morrill & Janes Bank and Trust Company ("Bank"), based in Merriam, Kansas. As of March 31, 2013 the Bank had total assets of approximately $751 million, including $366 million of loans. According to the terms of the agreement, shareholders of Morrill Bancshares, Inc. will receive Heartland common stock and cash valued at approximately $61.5 million. Morrill Bancshares will merge into Heartland, and the Bank will become a subsidiary of Heartland. The transaction is subject to approval by bank regulatory authorities and is expected to close no later than October 31, 2013.

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Tax Credit Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," to eliminate the diversity in practice and to increase the comparability of financial statements among companies. The guidance requires that a reporting entity generally must show an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for a net operating loss, or NOL, carryforward, similar tax loss or tax credit carryforward as a reduction of a deferred tax asset. However, the entity should present the unrecognized tax benefit as a liability and not as a reduction of a deferred tax asset if the carryforward or tax loss is not available on the financial statement date to settle any additional income tax liability that would result from the disallowance of the tax position under the applicable tax law, or the applicable tax law does not require the company to use, and the company does not intend to use, the carryforward or tax loss to settle additional income taxes resulting from the disallowance of the tax position. The guidance does not require any new recurring disclosures because it does not affect the recognition or measurement of uncertain tax positions. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are both permitted. Heartland does not expect the adoption of this standard to have a material impact on the results of operations, financial position, and liquidity.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2013, and December 31, 2012, are summarized in the table below, in thousands:

Securities available for sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
U.S. government corporations and agencies	$3,992	$126	$—	$4,118
Mortgage-backed securities	1,065,779	10,639	(16,245)	1,060,173
Obligations of states and political subdivisions	443,216	9,162	(15,956)	436,422
Total debt securities	1,512,987	19,927	(32,201)	1,500,713
Equity securities	20,952	753	—	21,705
Total	$1,533,939	$20,680	$(32,201)	$1,522,418
December 31, 2012
U.S. government corporations and agencies	$21,002	$443	$(1)	$21,444
Mortgage-backed securities	1,027,234	19,002	(10,035)	1,036,201
Obligations of states and political subdivisions	403,077	23,560	(192)	426,445
Total debt securities	1,451,313	43,005	(10,228)	1,484,090
Equity securities	21,252	733	—	21,985
Total	$1,472,565	$43,738	$(10,228)	$1,506,075

At both June 30, 2013, and December 31, 2012, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2013, and December 31, 2012, are summarized in the table below, in thousands:

Securities held to maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013
Mortgage-backed securities	$6,931	$323	$(327)	$6,927
Obligations of states and political subdivisions	48,268	—	—	48,268
Total	$55,199	$323	$(327)	$55,195
December 31, 2012
Mortgage-backed securities	$7,040	$492	$(12)	$7,520
Obligations of states and political subdivisions	48,462	—	—	48,462
Total	$55,502	$492	$(12)	$55,982

At June 30, 2013, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $564,000 of non-credit related OTTI. At December 31, 2012, $797,000 of credit related OTTI and $612,000 of non-credit related OTTI was recorded.

Approximately 83% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2013, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

Securities available for sale
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,491	$3,541
Due in 1 to 5 years	33,469	34,752
Due in 5 to 10 years	54,216	55,442
Due after 10 years	356,032	346,805
Total debt securities	447,208	440,540
Mortgage-backed securities	1,065,779	1,060,173
Equity securities	20,952	21,705
Total investment securities	$1,533,939	$1,522,418

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2013, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

Securities held to maturity
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$—	$—
Due in 1 to 5 years	1,282	1,282
Due in 5 to 10 years	9,350	9,350
Due after 10 years	37,636	37,636
Total debt securities	48,268	48,268
Mortgage-backed securities	6,931	6,927
Total investment securities	$55,199	$55,195

Gross gains and losses realized related to the sales of securities for the three and six month periods ended June 30, 2013 are summarized as follows, in thousands:

Securities sold	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$124,344	$216,787	217,139	$341,151
Gross security gains	2,662	5,366	6,283	9,380
Gross security losses	595	415	789	486

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2013, and December 31, 2012. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2012, and December 31, 2011, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	567,337	(15,408)	23,970	(837)	591,307	(16,245)
Obligations of states and political subdivisions	246,262	(15,956)	—	—	246,262	(15,956)
Total temporarily impaired securities	$813,599	$(31,364)	$23,970	$(837)	$837,569	$(32,201)
December 31, 2012
U.S. government corporations and agencies	$1,517	$(1)	$—	$—	$1,517	$(1)
Mortgage-backed securities	332,842	(9,121)	24,489	(914)	357,331	(10,035)
Obligations of states and political subdivisions	22,503	(192)	—	—	22,503	(192)
Total temporarily impaired securities	$356,862	$(9,314)	$24,489	$(914)	$381,351	$(10,228)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Mortgage-backed securities	$—	$—	$3,055	$(327)	$3,055	$(327)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$3,055	$(327)	$3,055	$(327)
December 31, 2012
Mortgage-backed securities	$—	$—	$3,296	$(12)	$3,296	$(12)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$3,296	$(12)	$3,296	$(12)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended June 30, 2013, or December 31, 2012.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Available for sale debt securities:
Mortgage backed securities	$—	$—	$—	$184
Held to maturity debt securities:
Mortgage backed securities	—	—	—	797
Total debt security OTTI write-downs included in earnings	$—	$—	$—	$981

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—	$981
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	—	981
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	—	683
Accretion of non-credit related impairment	(24)	(23)	(48)	(23)
Total changes to AOCI for non-credit related impairment	(24)	(23)	(48)	660
Total OTTI losses (accretion) recorded on debt securities, net	$(24)	$(23)	$(48)	$1,641

Heartland has not experienced any OTTI writedowns since the initial impairment charge in the first quarter of 2012.

NOTE 3: LOANS AND LEASES

Loans and leases as of June 30, 2013, and December 31, 2012, were as follows, in thousands:

	June 30, 2013	December 31, 2012
Loans and leases receivable held to maturity:
Commercial	$709,908	$712,308
Commercial real estate	1,294,975	1,289,184
Agricultural and agricultural real estate	327,490	328,311
Residential real estate	248,604	249,689
Consumer	254,825	245,678
Gross loans and leases receivable held to maturity	2,835,802	2,825,170
Unearned discount	(347)	(676)
Deferred loan fees	(3,078)	(2,945)
Total net loans and leases receivable held to maturity	2,832,377	2,821,549
Loans covered under loss share agreements:
Commercial and commercial real estate	2,519	3,074
Agricultural and agricultural real estate	441	748
Residential real estate	2,493	2,645
Consumer	822	786
Total loans covered under loss share agreements	6,275	7,253
Allowance for loan and lease losses	(37,623)	(38,715)
Loans and leases receivable, net	$2,801,029	$2,790,087

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

The commercial and commercial real estate loan portfolio includes a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral that Heartland requires for most of these loans and leases is based upon a discount from the market value of the collateral. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value. Heartland seeks to minimize these risks in a variety of ways. The underwriting analysis includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. Heartland also utilizes government guaranteed lending through the U.S. Small Business Administration and the USDA Rural Development Business and Industry Program to assist customers with longer-term funding and to reduce risk.

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiary, Citizens Finance Co., typically lends to borrowers with past credit problems or limited credit histories, which comprise approximately 27% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at June 30, 2013, and December 31, 2012, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2013.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2013
Commercial	$682	$8,754	$9,436	$20,668	$689,240	$709,908
Commercial real estate	800	12,871	13,671	29,997	1,264,978	1,294,975
Agricultural and agricultural real estate	904	2,151	3,055	20,168	307,322	327,490
Residential real estate	915	2,665	3,580	7,950	240,654	248,604
Consumer	1,928	5,953	7,881	4,919	249,906	254,825
Total	$5,229	$32,394	$37,623	$83,702	$2,752,100	$2,835,802
December 31, 2012
Commercial	$1,350	$10,038	$11,388	$9,031	$703,277	$712,308
Commercial real estate	1,112	13,361	14,473	45,583	1,243,601	1,289,184
Agricultural and agricultural real estate	109	2,029	2,138	16,128	312,183	328,311
Residential real estate	783	2,760	3,543	7,443	242,246	249,689
Consumer	1,270	5,903	7,173	5,391	240,287	245,678
Total	$4,624	$34,091	$38,715	$83,576	$2,741,594	$2,825,170

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at June 30, 2013, and December 31, 2012, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at June 30, 2013, and December 31, 2012.

	June 30, 2013	December 31, 2012
Nonaccrual loans	$35,219	$38,675
Nonaccrual troubled debt restructured loans	5,784	4,481
Total nonaccrual loans	$41,003	$43,156
Accruing loans past due 90 days or more	6	—
Performing troubled debt restructured loans	$32,661	$21,121

The following tables provide information on troubled debt restructured loans that were modified during the three months and six months ended June 30, 2013, and June 30, 2012, in thousands:

	Three Months Ended June 30,
	2013			2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	2	$13,203	$13,203	—	$—	$—
Commercial real estate	—	—	—	1	1,380	1,380
Total commercial and commercial real estate	2	13,203	13,203	1	1,380	1,380
Agricultural and agricultural real estate	—	—	—	3	1,014	1,014
Residential real estate	1	50	50	1	1,005	1,005
Consumer	1	166	166	—	—	—
Total	4	$13,419	$13,419	5	$3,399	$3,399

	Six Months Ended June 30,
	2013			2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$17,873	$17,873	—	$—	$—
Commercial real estate	—	—	—	2	1,398	1,398
Total commercial and commercial real estate	3	17,873	17,873	2	1,398	1,398
Agricultural and agricultural real estate	3	2,576	2,576	3	1,014	1,014
Residential real estate	3	696	696	1	1,005	1,005
Consumer	1	166	166	—	—	—
Total	10	$21,311	$21,311	6	$3,417	$3,417

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following tables provide information on troubled debt restructured loans for which there was a payment default during the three months and six months ended June 30, 2013, and June 30, 2012, in thousands, that had been modified during the twelve-month period prior to the default:

	With Payment Defaults During the Following Periods
	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	1	$4,670	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	1	4,670	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$4,670	—	$—

	With Payment Defaults During the Following Periods
	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	1	$4,670	—	$—
Commercial real estate	—	—	1	640
Total commercial and commercial real estate	1	4,670	1	640
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$4,670	1	$640

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of June 30, 2013, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at June 30, 2013, and December 31, 2012, in thousands:

	Pass	Nonpass	Total
June 30, 2013
Commercial	$653,984	$55,924	$709,908
Commercial real estate	1,148,846	146,129	1,294,975
Total commercial and commercial real estate	1,802,830	202,053	2,004,883
Agricultural and agricultural real estate	281,217	46,273	327,490
Residential real estate	230,338	18,266	248,604
Consumer	244,542	10,283	254,825
Total gross loans and leases receivable held to maturity	$2,558,927	$276,875	$2,835,802
December 31, 2012
Commercial	$661,118	$51,190	$712,308
Commercial real estate	1,134,784	154,400	1,289,184
Total commercial and commercial real estate	1,795,902	205,590	2,001,492
Agricultural and agricultural real estate	286,264	42,047	328,311
Residential real estate	227,925	21,764	249,689
Consumer	235,232	10,446	245,678
Total gross loans and leases receivable held to maturity	$2,545,323	$279,847	$2,825,170

The nonpass category in the table above is comprised of approximately 53% special mention and 47% substandard as of June 30, 2013. The percent of nonpass loans on nonaccrual status as of June 30, 2013, was 15%. As of December 31, 2012, the nonpass category in the table above was comprised of approximately 50% special mention and 50% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2012, was 15%. The substandard loans at June 30, 2013, included a $13.0 million loan to a bank holding company that is current and accruing, but that is secured by stock of subsidiary banks that have recently experienced significant reductions to capital as a result of loan impairment charges. This loan was classified as a performing troubled debt restructured loan as of June 30, 2013. Loans delinquent 30 to 89 days as a percent of total loans were 0.29% at June 30, 2013. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at June 30, 2013, and December 31, 2012, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
June 30, 2013
Commercial	$603	$98	$—	$701	$702,979	$6,228	$709,908
Commercial real estate	1,417	755	—	2,172	1,274,617	18,186	1,294,975
Total commercial and commercial real estate	2,020	853	—	2,873	1,977,596	24,414	2,004,883
Agricultural and agricultural real estate	304	—	—	304	319,907	7,279	327,490
Residential real estate	1,374	629	—	2,003	240,608	5,993	248,604
Consumer	2,965	581	6	3,552	247,956	3,317	254,825
Total gross loans and leases receivable held to maturity	$6,663	$2,063	$6	$8,732	$2,786,067	$41,003	$2,835,802
December 31, 2012
Commercial	$1,143	$525	$—	$1,668	$708,459	$2,181	$712,308
Commercial real estate	1,631	494	—	2,125	1,259,112	27,947	1,289,184
Total commercial and commercial real estate	2,774	1,019	—	3,793	1,967,571	30,128	2,001,492
Agricultural and agricultural real estate	687	—	—	687	324,545	3,079	328,311
Residential real estate	1,278	234	—	1,512	241,860	6,317	249,689
Consumer	2,434	803	—	3,237	238,809	3,632	245,678
Total gross loans and leases receivable held to maturity	$7,173	$2,056	$—	$9,229	$2,772,785	$43,156	$2,825,170

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid contractual balance at June 30, 2013, and December 31, 2012; the outstanding loan balance recorded on the consolidated balance sheets at June 30, 2013, and December 31, 2012; any related allowance recorded for those loans as of June 30, 2013, and December 31, 2012; the average outstanding loan balance recorded on the consolidated balance sheets during the three months and six months ended June 30, 2013, and year ended December 31, 2012; and the interest income recognized on the impaired loans during the three months and six months ended June 30, 2013, and year ended December 31, 2012, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to- Date Avg. Loan Balance	Quarter-to- Date Interest Income Recognized	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
June 30, 2013
Impaired loans with a related allowance:
Commercial	$1,427	$1,427	$682	$2,063	$11	$2,345	$30
Commercial real estate	9,950	9,729	800	8,725	132	7,199	282
Total commercial and commercial real estate	11,377	11,156	1,482	10,788	143	9,544	312
Agricultural and agricultural real estate	16,019	16,019	904	6,250	80	3,876	168
Residential real estate	3,571	3,515	915	3,488	13	3,404	31
Consumer	3,362	3,362	1,928	3,378	25	3,429	50
Total loans held to maturity	$34,329	$34,052	$5,229	$23,904	$261	$20,253	$561
Impaired loans without a related allowance:
Commercial	$20,082	$19,241	$—	$10,352	$8	$7,917	$12
Commercial real estate	28,735	20,268	—	25,188	69	30,184	113
Total commercial and commercial real estate	48,817	39,509	—	35,540	77	38,101	125
Agricultural and agricultural real estate	4,149	4,149	—	13,931	68	12,870	121
Residential real estate	4,989	4,435	—	4,118	22	3,923	39
Consumer	1,733	1,557	—	1,611	9	1,506	15
Total loans held to maturity	$59,688	$49,650	$—	$55,200	$176	$56,400	$300
Total impaired loans held to maturity:
Commercial	$21,509	$20,668	$682	$12,415	$19	$10,262	$42
Commercial real estate	38,685	29,997	800	33,913	201	37,383	395
Total commercial and commercial real estate	60,194	50,665	1,482	46,328	220	47,645	437
Agricultural and agricultural real estate	20,168	20,168	904	20,181	148	16,746	289
Residential real estate	8,560	7,950	915	7,606	35	7,327	70
Consumer	5,095	4,919	1,928	4,989	34	4,935	65
Total impaired loans held to maturity	$94,017	$83,702	$5,229	$79,104	$437	$76,653	$861

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2012
Impaired loans with a related allowance:
Commercial	$2,904	$2,904	$1,350	$5,082	$88
Commercial real estate	6,403	6,384	1,112	12,671	813
Total commercial and commercial real estate	9,307	9,288	2,462	17,753	901
Agricultural and agricultural real estate	1,493	1,493	109	379	83
Residential real estate	3,197	3,170	783	2,737	89
Consumer	3,876	3,836	1,270	3,781	204
Total loans held to maturity	$17,873	$17,787	$4,624	$24,650	$1,277
Impaired loans without a related allowance:
Commercial	$6,596	$6,127	$—	$3,813	$186
Commercial real estate	48,967	39,199	—	41,814	689
Total commercial and commercial real estate	55,563	45,326	—	45,627	875
Agricultural and agricultural real estate	14,654	14,635	—	13,728	539
Residential real estate	4,741	4,273	—	3,861	65
Consumer	1,708	1,555	—	1,630	18
Total loans held to maturity	$76,666	$65,789	$—	$64,846	$1,497
Total impaired loans held to maturity:
Commercial	$9,500	$9,031	$1,350	$8,895	$274
Commercial real estate	55,370	45,583	1,112	54,485	1,502
Total commercial and commercial real estate	64,870	54,614	2,462	63,380	1,776
Agricultural and agricultural real estate	16,147	16,128	109	14,107	622
Residential real estate	7,938	7,443	783	6,598	154
Consumer	5,584	5,391	1,270	5,411	222
Total impaired loans held to maturity	$94,539	$83,576	$4,624	$89,496	$2,774

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

The carrying amount of the loans covered by these loss share agreements at June 30, 2013, and December 31, 2012, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	June 30, 2013			December 31, 2012
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$539	$1,980	$2,519	$598	$2,476	$3,074
Agricultural and agricultural real estate	—	441	441	—	748	748
Residential real estate	—	2,493	2,493	—	2,645	2,645
Consumer loans	463	359	822	89	697	786
Total Covered Loans	$1,002	$5,273	$6,275	$687	$6,566	$7,253

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At June 30, 2013, and December 31, 2012, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at June 30, 2013, and December 31, 2012.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 4: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months and six months ended June 30, 2013, and June 30, 2012, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at March 31, 2013	$9,299	$15,190	$2,195	$3,266	$7,578	$—	$—	$37,528
Charge-offs	(721)	(688)	—	(141)	(1,223)	—	—	(2,773)
Recoveries	124	579	87	19	197	—	—	1,006
Provision	734	(1,410)	773	436	1,329	—	—	1,862
Balance at June 30, 2013	$9,436	$13,671	$3,055	$3,580	$7,881	$—	$—	$37,623

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$—	$38,715
Charge-offs	(1,259)	(1,931)	(23)	(406)	(2,218)	—	—	(5,837)
Recoveries	905	765	99	26	451	—	—	2,246
Provision	(1,598)	364	841	417	2,475	—	—	2,499
Balance at June 30, 2013	$9,436	$13,671	$3,055	$3,580	$7,881	$—	$—	$37,623

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at March 31, 2012	$11,019	$15,400	$1,847	$3,540	$7,555	$1	$—	$39,362
Charge-offs	(205)	(808)	—	(213)	(1,028)	—	—	(2,254)
Recoveries	216	849	3	33	230	—	—	1,331
Provision	(743)	1,616	152	539	1,436	—	—	3,000
Balance at June 30, 2012	$10,287	$17,057	$2,002	$3,899	$8,193	$1	$—	$41,439

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808
Charge-offs	(707)	(1,094)	—	(276)	(1,785)	—	—	(3,862)
Recoveries	249	2,279	81	66	464	—	—	3,139
Provision	198	1,251	158	1,108	2,640	(1)	—	5,354
Balance at June 30, 2012	$10,287	$17,057	$2,002	$3,899	$8,193	$1	$—	$41,439

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $30.6 million at both June 30, 2013, and December 31, 2012.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2013, and December 31, 2012, are presented in the table below, in thousands:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$11,668	$9,702	$1,966	$11,668	$9,327	$2,341
Mortgage servicing rights	27,709	8,088	19,621	22,892	7,239	15,653
Customer relationship intangible	1,177	708	469	1,177	685	492
Total	$40,554	$18,498	$22,056	$35,737	$17,251	$18,486

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Six months ending December 31, 2013	$366	$3,951	$22	$4,339
Year ending December 31,
2014	468	5,223	43	5,734
2015	267	4,179	42	4,488
2016	238	3,134	41	3,413
2017	212	2,089	40	2,341
2018	187	1,045	39	1,271
Thereafter	228	—	242	470

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2013. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $2.70 billion and $2.20 billion as of June 30, 2013, and December 31, 2012, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $24.6 million and $16.0 million at June 30, 2013, and December 31, 2012, respectively. Valuation allowances of $0 and $496,000, were required as of June 30, 2013, and December 31, 2012, respectively.

The majority of Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), which are separated into 15- and 30-year tranches. At June 30, 2013, the 30-year tranche had a fair value of $18.8 million in comparison with the book value of $15.3 million. At December 31, 2012, the 30-year tranche had a fair value of $12.6 million in comparison with the book value of $12.6 million, which was net of the related valuation allowance of $496,000. At June 30, 2013, the 15-year tranche had a fair value of $4.2 million in comparison with the book value of $3.2 million. At December 31, 2012, the 15-year tranche had a fair value of $3.3 million in comparison with the book value of $3.0 million.

In addition to servicing FNMA and FHLMC loans, Heartland became an authorized servicer of Government National Mortgage Association ("GNMA") mortgages in late 2012. At June 30, 2013, the GNMA tranche had a fair value of $1.6 million and a book value of $1.1 million.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2013	2012
Balance at January 1	$15,653	$11,276
Originations	7,209	4,600
Amortization	(3,737)	(2,831)
Valuation adjustment	496	(181)
Balance at June 30	$19,621	$12,864

NOTE 6: BORROWINGS

On June 14, 2013, Heartland replaced one of its $5.0 million unsecured revolving lines of credit at an unaffiliated bank with a $20.0 million unsecured revolving line of credit at the same unaffiliated bank, resulting in a total borrowing capacity of up to $25.0 million at any one time. The new agreement matures on June 14, 2014. Heartland had no outstanding balance on its two lines of credit as of June 30, 2013.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, and forward sales of mortgage securities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $6.4 million and $6.7 million of cash as collateral at June 30, 2013, and December 31, 2012, respectively. Heartland's counterparties were required to pledge $5.8 million and $0 at June 30, 2013, and December 31, 2012, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2013, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.0 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.1 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2013, and December 31, 2012, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2013
Interest rate swap	$12,369	$(535)	Other Liabilities	2.940%	5.140%	04/20/2016
Interest rate swap	25,000	(427)	Other Liabilities	0.273%	2.580%	03/17/2014
Interest rate swap	20,000	(1,645)	Other Liabilities	0.275%	3.220%	03/01/2017
Interest rate swap	20,000	(1,890)	Other Liabilities	0.280%	3.355%	01/07/2020
December 31, 2012
Interest rate swap	$13,002	$(711)	Other Liabilities	2.961%	5.140%	04/20/2016
Interest rate swap	25,000	(708)	Other Liabilities	0.308%	2.580%	03/17/2014
Interest rate swap	20,000	(2,186)	Other Liabilities	0.311%	3.220%	03/01/2017
Interest rate swap	20,000	(3,020)	Other Liabilities	0.351%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the six months ended June 30, 2013, and June 30, 2012, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
June 30, 2013
Interest rate swap	$176	Interest Expense	$(141)	Other Income	$—
Interest rate swap	281	Interest Expense	(289)	Other Income	—
Interest rate swap	541	Interest Expense	(295)	Other Income	—
Interest rate swap	1,130	Interest Expense	(304)	Other Income	—
June 30, 2012
Interest rate swap	$(44)	Interest Expense	$(151)	Other Income	$—
Interest rate swap	132	Interest Expense	(262)	Other Income	—
Interest rate swap	(150)	Interest Expense	(276)	Other Income	—
Interest rate swap	(406)	Interest Expense	(296)	Other Income	—

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at June 30, 2013, and December 31, 2012, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2013
Interest rate lock commitments (mortgage)	Other Assets	$130,022	$2,913
Interest rate lock commitments (mortgage)	Other Liabilities	34,898	(437)
Forward commitments	Other Assets	341,776	12,091
Forward commitments	Other Liabilities	171,272	(2,709)
December 31, 2012
Interest rate lock commitments (mortgage)	Other Assets	$267,397	$9,353
Interest rate lock commitments (mortgage)	Other Liabilities	—	—
Forward commitments	Other Assets	168,910	462
Forward commitments	Other Liabilities	351,996	(1,221)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the six months ended June 30, 2013, and June 30, 2012, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
June 30, 2013
Interest rate lock commitments (mortgage)	Gains on sale of loans	$(11,266)
Forward commitments	Gains on sale of loans	10,141
June 30, 2012
Interest rate lock commitments (mortgage)	Gains on sale of loans	8,809
Forward commitments	Gains on sale of loans	(2,134)

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are recorded at fair value only to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. Level 3 securities consist primarily of z-TRANCHE mortgage-backed securities. On a quarterly basis, a secondary independent pricing service is used for a sample of securities to validate the pricing from Heartland's primary pricing service.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310. The fair value of impaired loans is measured using one of the following impairment methods: 1) the present value of expected future cash flows discounted at the loan's effective interest rate or 2) the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. In accordance with ASC 820, impaired loans measured at fair value are classified as nonrecurring Level 3 in the fair value hierarchy.

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

Derivative Financial Instruments
Heartland's current interest rate risk strategy includes interest rate swaps, interest rate lock commitments, and forward sales of securities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, and December 31, 2012, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Trading securities	$956	$956	$—	$—
Securities available for sale	1,522,418	4,118	1,514,551	3,749
Derivative assets	15,004	—	15,004	—
Total assets at fair value	$1,538,378	$5,074	$1,529,555	$3,749
Derivative liabilities	$7,643	$—	$7,643	$—
Total liabilities at fair value	$7,643	$—	$7,643	$—
December 31, 2012
Trading securities	$380	$380	$—	$—
Securities available for sale	1,506,075	12,811	1,488,924	4,340
Derivative assets	9,815	—	9,815	—
Total assets at fair value	$1,516,270	$13,191	$1,498,739	$4,340
Derivative liabilities	$7,846	$—	$7,846	$—
Total liabilities at fair value	$7,846	$—	$7,846	$—

There were no transfers between Levels 1, 2, or 3 during the three month and six month periods ended June 30, 2013.

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

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$1,550	$—	$—	$1,550	$472
Commercial real estate	17,742	—	—	17,742	597
Agricultural and agricultural real estate	15,115	—	—	15,115	—
Residential real estate	3,775	—	—	3,775	252
Consumer	1,558	—	—	1,558	31
Total collateral dependent impaired loans	$39,740	$—	$—	$39,740	$1,352
Other real estate owned	$34,763	$—	$—	$34,763	$2,102
Loans held for sale	$88,541	$—	$88,541	$—	$371

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans
Commercial	$7,681	$—	$—	$7,681	$1,799
Commercial real estate	44,471	—	—	44,471	6,898
Agricultural and agricultural real estate	16,019	—	—	16,019	1
Residential real estate	6,660	—	—	6,660	988
Consumer	4,121	—	—	4,121	4,818
Total collateral dependent impaired loans	$78,952	$—	$—	78,952	$14,504
Other real estate owned	$35,822	$—	$—	$35,822	$6,953
Mortgage servicing rights	$15,956	$—	$—	$15,956	$477

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 6/30/13	Valuation Technique	Unobservable Input	Range (Weighted Average)
z-TRANCHE Securities	$3,749	Discounted cash flows	Pretax discount rate	8.50%
			Actual defaults	12.71-20.14% (15.52%)
			Actual deferrals	6.25-22.35% (11.32%)
Collateral dependent impaired loans:
Commercial	1,550	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	17,742	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	15,115	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	3,775	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	1,558	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	34,763	Modified appraised value	Third party appraisal	NM*
			Appraisal discount

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

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 12/31/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
z-TRANCHE Securities	$4,340	Discounted cash flows	Pretax discount rate	8 - 10%
			Actual defaults	13.94-20.94% (15.52%)
			Actual deferrals	6.30-23.71% (11.32%)
Collateral dependent impaired loans:
Commercial	7,681	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	44,471	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	16,019	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	6,660	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	4,121	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	35,822	Modified appraised value	Third party appraisal	NM*
			Appraisal discount
Mortgage servicing rights	15,956	Discounted cash flows	Prepayment speeds, servicing costs and escrow analysis	Average CPR Life 12.99 - 18.71% (18.05%)

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

The changes in fair value of Level 3 assets that are measured on a recurring basis are summarized in the following table, in thousands:

	For the Six Months Ended	For the Year Ended
	June 30, 2013	December 31, 2012
Balance at January 1,	$4,340	$3,243
Total gains (losses):
Included in earnings	642	—
Included in other comprehensive income	(417)	938
Purchases, issuances, sales and settlements:
Purchases	—	195
Sales	(651)	—
Settlements	(165)	(36)
Balance at period end	$3,749	$4,340

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of June 30, 2013, and December 31, 2012, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$112,097	$112,097	$112,097	$—	$—
Time deposits in other financial institutions	3,605	3,605	3,605	—	—
Securities:
Trading	956	956	956	—	—
Available for sale	1,522,418	1,522,418	4,118	1,514,551	3,749
Held to maturity	55,199	55,195	—	55,195	—
Total securities	1,578,573	1,578,569	5,074	1,569,746	3,749
Loans held for sale	88,541	88,541	—	88,541	—
Loans, net:
Commercial	699,642	696,016	—	694,466	1,550
Commercial real estate	1,282,043	1,282,745	—	1,265,003	17,742
Agricultural and agricultural real estate	326,846	328,552	—	313,437	15,115
Residential real estate	245,082	237,491	—	233,716	3,775
Consumer	247,416	251,531	—	249,973	1,558
Total Loans, net	2,801,029	2,796,335	—	2,756,595	39,740
Derivatives	15,004	15,004	—	15,004	—
Financial liabilities:
Deposits
Demand deposits	1,029,784	1,029,784	—	1,029,784	—
Savings deposits	1,978,962	1,978,962	—	1,978,962	—
Time deposits	832,388	832,388	—	832,388	—
Short term borrowings	339,181	339,181	—	339,181	—
Other borrowings	336,332	331,740	—	331,740	—
Derivatives	7,643	7,643	—	7,643	—

			Fair Value Measurements at December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$168,054	$168,054	$168,054	$—	$—
Securities:
Trading	380	380	380	—	—
Available for sale	1,506,075	1,506,075	12,811	1,488,924	4,340
Held to maturity	55,502	55,982	—	55,982	—
Total securities	1,561,957	1,562,437	13,191	1,544,906	4,340
Loans held for sale	96,165	96,165	—	96,165	—
Loans, net:
Commercial	700,225	691,605	—	683,924	7,681
Commercial real estate	1,275,770	1,281,031	—	1,236,560	44,471
Agricultural and agricultural real estate	326,867	329,443	—	313,424	16,019
Residential real estate	248,608	237,050	—	230,390	6,660
Consumer	238,617	241,978	—	237,857	4,121
Total Loans, net	2,790,087	2,781,107	—	2,702,155	78,952
Mortgage derivatives	9,815	9,815	—	9,815	—
Financial liabilities:
Deposits
Demand deposits	974,232	974,232	—	974,232	—
Savings deposits	2,004,438	2,004,438	—	2,004,438	—
Time deposits	866,990	866,990	—	866,990	—
Short term borrowings	224,626	224,626	—	224,626	—
Other borrowings	389,025	376,422	—	376,422	—
Derivatives	7,846	7,846	—	7,846	—

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

Loans and Leases — The fair value of loans is estimated using an entrance price concept by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans is measured using the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. The fair value of loans held for sale is estimated using quoted market prices.

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and is consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three month and six month periods ended June 30, 2013 and 2012, in thousands.

	Three Months Ended June 30,
	2013			2012
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$38,343	$581	$38,924	$36,134	$1,043	$37,177
Provision for loan losses	1,862	—	1,862	3,000	—	3,000
Total noninterest income	11,920	12,938	24,858	13,013	15,265	28,278
Total noninterest expense	37,157	11,609	48,766	32,402	9,057	41,459
Income before taxes	$11,244	$1,910	$13,154	$13,745	$7,251	$20,996
Segment Assets	$4,840,157	$119,599	$4,959,756	$4,331,132	$96,552	$4,427,684
Average Loans	$2,807,873	$97,905	$2,905,778	$2,585,968	$89,726	$2,675,694

	Six Months Ended June 30,
	2013			2012
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$76,676	$915	$77,591	$73,920	$1,450	$75,370
Provision for loan losses	2,499	—	2,499	5,354	—	5,354
Total noninterest income	25,320	26,006	51,326	26,913	24,753	51,666
Total noninterest expense	72,062	23,451	95,513	64,305	17,294	81,599
Income before taxes	$27,435	$3,470	$30,905	$31,174	$8,909	$40,083
Segment Assets	$4,840,157	$119,599	$4,959,756	$4,331,132	$96,552	$4,427,684
Average Loans	$2,796,409	$95,040	$2,891,449	$2,540,965	$85,597	$2,626,562

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

Net income was $9.6 million for the quarter ended June 30, 2013, which was a decrease from the $14.0 million recorded for the second quarter of 2012. Net income available to common stockholders was $9.4 million, or $0.54 per diluted common share, for the quarter ended June 30, 2013, compared to $12.9 million, or $0.77 per diluted common share, for the second quarter of 2012. Return on average common equity was 11.28% and return on average assets was 0.76% for the second quarter of 2013, compared to 18.28% and 1.20%, respectively, for the same quarter in 2012.

Earnings for the second quarter of 2013 were below Heartland's quarterly earnings record set in the second quarter of 2012, primarily as a result of a $3.6 million decrease in gains on sale of loans and a $2.9 million decrease in securities gains, coupled with a $4.1 million increase in salaries and employee benefits. A substantial portion of the decreased gains on sale of loans resulted from a residential mortgage loan market where interest rates began to increase, resulting in a decline, rather than an increase, in the value of loans generated through Heartland's mortgage banking operations between commitment, origination and sale into the secondary market, and corresponding declines in the value of rate lock commitments. Positively affecting earnings for the second quarter of 2013, in comparison to the second quarter of 2012, were an increase in net interest income, a reduction in provision for loan and lease losses and an increase in loan servicing income. Loan growth picked up during the second quarter of 2013.

Net income recorded for the first six months of 2013 was $22.1 million, compared to $26.8 million recorded during the first six months of 2012. Net income available to common stockholders was $21.4 million, or $1.25 per diluted common share, for the six months ended June 30, 2013, compared to $24.8 million, or $1.48 per diluted common share, earned during the first six months of 2012. Return on average common equity was 13.19% and return on average assets was 0.88% for the first six months of 2013, compared to 17.78% and 1.16%, respectively, for the same period in 2012.

Earnings for the first six months of 2013, in comparison to the first six months of 2012, were positively affected by an increase in net interest income, a lower provision for loan and lease losses and an increase in loan servicing income. The first quarter of 2012 noninterest income included $2.0 million in equity earnings from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member. In addition to the absence of comparable other noninterest income during the first half of 2013, reduced securities gains and significant increases in salaries and employee benefits, occupancy and furniture and equipment expenses offset the improvements discussed above.

Total assets were $4.96 billion at June 30, 2013, a decrease of $30.8 million since December 31, 2012. Securities represented 32% of total assets at June 30, 2013, compared to 31% at year-end 2012.

Total loans and leases held to maturity were $2.83 billion at June 30, 2013, compared to $2.82 billion at year-end 2012, an increase of $10.8 million or 1% annualized. Loan demand picked up during the second quarter of 2013, resulting in growth of $42.5 million or 6% annualized.

Total deposits were $3.84 billion at June 30, 2013, compared to $3.85 billion at year-end 2012, a decrease of $4.5 million or less than 1% annualized. The composition of Heartland's deposits continued its positive trend as no-cost demand deposits as a percentage of total deposits was 27% at June 30, 2013, compared to 25% at both March 31, 2013, and December 31, 2012, while higher-cost certificates of deposit as a percentage of total deposits was 22% at both June 30, 2013, and March 31, 2013, compared to 23% at December 31, 2012.

Common stockholders' equity was $313.4 million at June 30, 2013, compared to $320.1 million at year-end 2012. Book value per common share was $18.51 at June 30, 2013, compared to $19.02 at year-end 2012. As a result of increases in market interest rates on many debt securities during the second quarter of 2013, Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $7.5 million at June 30, 2013, compared to an unrealized gain of $20.5 million at December 31, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.71% during the second quarter of 2013 compared to 3.77% during the first quarter of 2013 and 4.05% for the second quarter of 2012. For the six-month periods ended June 30, net interest margin was 3.74% during 2013 and 4.14% during 2012. These declines are a result of the sustained low interest rate environment where yields on the securities and loan portfolios declined at a greater pace than rates paid on deposits and other borrowings. With deposit rates at close to the bottom of their manageable range and reinvestment rates on maturing securities at dramatically lower levels, the sustainability of net interest margin as a percentage at current levels will be contingent on management's ability to shift dollars from the securities portfolio into the loan portfolio. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

On a tax-equivalent basis, interest income in the second quarter of 2013 was $50.2 million compared to $48.8 million in the second quarter of 2012, an increase of $1.4 million or 3%. For the first six months of 2013, interest income on a tax-equivalent basis was $100.2 million compared to $98.7 million during the same period in 2012, an increase of $1.5 million or 1%. Average earning assets increased $591.6 million or 15% during the second quarter of 2013 compared to the second quarter of 2012 and $605.6 million or 16% during the first six months of 2013 compared to the same period in 2012, with approximately $225.0 million of the growth in both periods attributable to the three acquisitions completed during the second half of 2012. The average interest rate earned on total average earning assets was 4.51% during the second quarter of 2013 compared to 5.07% during the second quarter of 2012. For the first six months of the year, the average interest rate earned on these assets was 4.56% during 2013 compared to 5.19% during 2012.

Interest expense for the second quarter of 2013 was $8.9 million, a decrease of $1.0 million or 10% from $9.9 million in the second quarter of 2012. On a six-month comparative basis, interest expense decreased $2.0 million or 10%. Even though average interest bearing liabilities increased $293.6 million or 9% for the quarter ended June 30, 2013, as compared to the same quarter in 2012, and $312.5 million or 10% for the six-month period ended on June 30, 2013, as compared to the same six-month period in 2012, the average interest rate paid on Heartland's deposits and borrowings declined 22 basis points during the quarterly period under comparison and 24 basis points during the six-month period under comparison. Contributing to this improvement in interest expense was a continued change in the mix of deposits. Average savings balances, the lowest cost interest bearing deposits, as a percentage of total average interest bearing deposits, were 70% during both the second quarter and first six-month periods of 2013 compared to 69% for both the second quarter and first six-month periods of 2012. Additionally, the average interest rate paid on savings deposits was 0.30% during the second quarter and 0.32% during the first six months of 2013 compared to 0.40% during both the second quarter and first six months of 2012. Even though long-term interest rates have trended upward, short-term interest rates have remained relatively stable and, provided this trend continues, management believes it may be able to further reduce Heartland's funding costs, but at a slower pace. Certificates of deposit maturing within the next six months total $230.0 million at an average interest rate of 1.32%. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.40% and 0.60%.

Net interest income on a tax-equivalent basis totaled $41.3 million during the second quarter of 2013, an increase of $2.3 million or 6% from the $39.0 million recorded during the second quarter of 2012. For the first six months of 2013, net interest income on a tax-equivalent basis was $82.3 million, an increase of $3.5 million or 4% from the $78.8 million recorded during the first six months of 2012.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended June 30, 2013 and 2012
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning assets
Securities:
Taxable	$1,191,838	$4,712	1.59%	$954,684	$5,026	2.12%
Nontaxable(1)	392,298	5,169	5.28	272,561	4,029	5.95
Total securities	1,584,136	9,881	2.50	1,227,245	9,055	2.97
Interest bearing deposits	9,607	2	0.08	6,587	1	0.06
Federal funds sold	160	—	—	1,433	2	0.56
Loans and leases:
Commercial and commercial real estate(1)	1,998,000	25,266	5.07	1,882,140	25,203	5.39
Residential mortgage	334,706	3,473	4.16	290,702	3,322	4.60
Agricultural and agricultural real estate(1)	322,438	4,204	5.23	276,557	3,929	5.71
Consumer	250,634	5,926	9.48	226,295	5,793	10.30
Fees on loans	—	1,436	—	—	1,510	—
Less: allowance for loan and lease losses	(37,758)	—	—	(40,599)	—	—
Net loans and leases	2,868,020	40,305	5.64	2,635,095	39,757	6.07
Total earning assets	4,461,923	50,188	4.51%	3,870,360	48,815	5.07%
Nonearning assets	470,929			480,556
Total assets	$4,932,852			$4,350,916
Interest Bearing Liabilities
Savings	$2,011,051	$1,509	0.30%	$1,726,357	$1,718	0.40%
Time, $100,000 and over	313,760	1,169	1.49	255,701	1,195	1.88
Other time deposits	528,775	2,388	1.81	520,140	2,691	2.08
Short-term borrowings	243,665	108	0.18	260,523	224	0.35
Other borrowings	336,435	3,702	4.41	377,342	4,025	4.29
Total interest bearing liabilities	3,433,686	8,876	1.04%	3,140,063	9,853	1.26%
Noninterest bearing liabilities
Noninterest bearing deposits	1,018,359			789,095
Accrued interest and other liabilities	65,831			52,798
Total noninterest bearing liabilities	1,084,190			841,893
Stockholders' equity	414,976			368,960
Total liabilities and stockholders' equity	$4,932,852			$4,350,916
Net interest income(1)		$41,312			$38,962
Net interest spread(1)			3.47%			3.81%
Net interest income to total earning assets(1)			3.71%			4.05%
Interest bearing liabilities to earning assets	76.96%			81.13%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1) For the Six Months Ended June 30, 2013 and 2012
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,188,223	$9,371	1.59%	$987,956	$12,598	2.56%
Nontaxable(1)	381,644	10,089	5.33	245,922	7,523	6.15
Total securities	1,569,867	19,460	2.50	1,233,878	20,121	3.28
Interest bearing deposits	9,298	6	0.13	5,205	1	0.04
Federal funds sold	893	—	—	790	2	0.51
Loans and leases:
Commercial and commercial real estate(1)	1,990,270	50,826	5.15	1,854,937	50,198	5.44
Residential mortgage	334,227	6,912	4.17	277,649	6,438	4.66
Agricultural and agricultural real estate(1)	318,827	8,568	5.42	271,660	7,862	5.82
Consumer	248,125	11,750	9.55	222,316	11,170	10.10
Fees on loans	—	2,630	—	—	2,905	—
Less: allowance for loan and lease losses	(38,325)	—	—	(38,901)	—	—
Net loans and leases	2,853,124	80,686	5.70	2,587,661	78,573	6.11
Total earning assets	4,433,182	100,152	4.56%	3,827,534	98,697	5.19%
Nonearning assets	478,374			461,807
Total assets	$4,911,556			$4,289,341
Interest Bearing Liabilities
Savings	$1,986,381	$3,142	0.32%	$1,703,004	$3,381	0.40%
Time, $100,000 and over	314,755	2,339	1.50	251,548	2,423	1.94
Other time deposits	539,644	4,661	1.74	526,647	5,575	2.13
Short-term borrowings	236,747	256	0.22	253,807	437	0.35
Other borrowings	345,694	7,499	4.37	375,696	8,086	4.33
Total interest bearing liabilities	3,423,221	17,897	1.05%	3,110,702	19,902	1.29%
Noninterest bearing liabilities
Noninterest bearing deposits	995,951			764,984
Accrued interest and other liabilities	81,234			49,353
Total noninterest bearing liabilities	1,077,185			814,337
Stockholders' Equity	411,150			364,302
Total Liabilities and Stockholders' Equity	$4,911,556			$4,289,341
Net interest income(1)		$82,255			$78,795
Net interest spread(1)			3.51%			3.90%
Net interest income to total earning assets(1)			3.74%			4.14%
Interest bearing liabilities to earning assets	77.22%			81.27%

(1) Tax equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an adequate allowance for loan and lease losses. The provision for loan losses was $1.9 million for the second quarter of 2013 compared to $3.0 million for the second quarter of 2012, a decrease of $1.1 million or 38%, primarily as a result of reduced charge-offs and reductions in the level of nonperforming and substandard loans. For the first six months of 2013, provision for loan losses was $2.5 million compared to $5.4 million for the first six months of 2012, a $2.9 million or 53% reduction. As historic losses have continued to trend downward and overall economic conditions have improved, the required allowance for loan and lease losses has continued to decrease, resulting in the related provision expense being reduced.

The adequacy of the allowance for loan and lease losses is determined by management using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2012, and under the caption "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of June 30, 2013, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three month and six month periods indicated, in thousands:

	Three Months Ended June 30,
	2013	2012	Change	% Change
Noninterest Income:
Service charges and fees	$4,280	$3,712	$568	15%
Loan servicing income	4,106	3,056	1,050	34
Trust fees	2,942	2,660	282	11
Brokerage and insurance commissions	1,087	939	148	16
Securities gains, net	2,067	4,951	(2,884)	(58)
Gain (loss) on trading account securities, net	262	49	213	435
Impairment loss on securities	—	—	—	—
Gains on sale of loans	9,083	12,689	(3,606)	(28)
Valuation adjustment on mortgage servicing rights	—	(194)	194	100
Income on bank owned life insurance	315	267	48	18
Other noninterest income	716	149	567	381
Total noninterest income	$24,858	$28,278	$(3,420)	(12)%

	Six Months Ended June 30,
	2013	2012	Change	% Change
Noninterest Income:
Service charges and fees	$8,288	$7,296	$992	14%
Loan servicing income	7,477	4,816	2,661	55
Trust fees	5,846	5,273	573	11
Brokerage and insurance commissions	2,038	1,849	189	10
Securities gains, net	5,494	8,894	(3,400)	(38)
Gain (loss) on trading account securities, net	576	46	530	1,152
Impairment loss on securities	—	(981)	981	100
Gains on sale of loans	18,995	21,191	(2,196)	(10)
Valuation adjustment on mortgage servicing rights	496	(181)	677	374
Income on bank owned life insurance	720	749	(29)	(4)
Other noninterest income	1,396	2,714	(1,318)	(49)
Total noninterest income	$51,326	$51,666	$(340)	(1)%

Noninterest income was $24.9 million during the second quarter of 2013 compared to $28.3 million during the second quarter of 2012, a decrease of $3.4 million or 12%. For the six-month period ended June 30, noninterest income was $51.3 million in 2013 compared to $51.7 million in 2012, a decrease of $340,000 or 1%. Although noninterest income was negatively affected by decreased securities gains and gains on sale of loans in both the quarterly and six-month comparative periods, these decreases were partially offset by increases in loan servicing income and other fee income categories.

Service charges and fees increased $568,000 or 15% during the quarters under comparison and $992,000 or 14% during the six-month periods under comparison. Service charges on checking and savings accounts recorded during the second quarter of 2013 were $1.2 million compared to $979,000 during the second quarter of 2012, an increase of $223,000 or 23%. For the six months ended June 30, service charges on checking and savings accounts totaled $2.3 million during 2013 compared to $1.9 million during 2012, an increase of $417,000 or 22%. Overdraft fees were $1.4 million during the second quarter of 2013 compared to $1.3 million during the second quarter of 2012, an increase of $142,000 or 11%. For the six months ended June 30, overdraft fees totaled $2.7 million during 2013 compared to $2.5 million during 2012, an increase of $215,000 or 9%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.5 million during the second quarter of 2013 compared to $1.3 million during the second quarter of 2012, an increase of $169,000 or 13%. These same fees were $2.8 million during the first six months of 2013 compared to $2.6 million during the first six months of 2012, an increase of $282,000 or 11%. These increases are primarily attributable to a larger demand deposit customer base in 2013, a portion of which is due to the acquisitions completed during the last half of 2012.

Loan servicing income increased $1.0 million or 34% for the second quarter of 2013 as compared to the second quarter of 2012 and $2.7 million or 55% for the first six months of 2013 as compared to the first six months of 2012. Mortgage servicing rights income, a component of loan servicing income, is dependent upon the level of loans originated and sold into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans and by the size of Heartland's residential mortgage origination operations. Although mortgage loan interest rates began to increase during the second quarter of 2013, because of its expansion of mortgage banking operations, Heartland's mortgage loan originations increased during the first half of 2013 relative to the first half of 2012. Mortgage servicing rights income was $4.0 million during the second quarter of 2013 compared to $2.6 million during the second quarter of 2012 and $7.2 million during the first six months of 2013 compared to $4.6 million during the first six months of 2012. Amortization of mortgage servicing rights was $2.0 million during the second quarter of 2013 compared to $1.1 million during the second quarter of 2012 and $3.7 million during the first six months of 2013 compared to $2.8 million during the first six months of 2012.

Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which is dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $1.6 million during the second quarter of 2013 compared to $1.0 million during the second quarter of 2012, and $3.0 million during the first six months of 2013 compared to $2.0 million during the first six months of 2012. The portfolio of mortgage loans serviced for others by Heartland totaled $2.70 billion at June 30, 2013, compared to $1.78 billion at June 30, 2012.

Gains on sale of loans totaled $9.1 million during the second quarter of 2013 compared to $12.7 million during the second quarter of 2012, a decrease of $3.6 million or 28%. During the first six months of 2013, gains on sale of loans totaled $19.0 million compared to $21.2 million during the first six months of 2012, a $2.2 million or 10% decrease. Gains on sale of loans result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. As long-term mortgage interest rates began to increase in the second quarter of 2013, the derivatives (rate lock commitments and forward sales commitments) declined in value, resulting in less gains on sale of the related loans. The volume of residential mortgage loans sold totaled $445.5 million during the second quarter of 2013 compared to $360.7 million during the second quarter of 2012, and totaled $870.4 million during the first six months of 2013 compared to $604.6 million during the first six months of 2012.

On a sequential quarterly basis, residential mortgage loan originations and the gains on sale of residential mortgage loans and the mortgage servicing rights income they create, decreased in the first quarter of 2013 as compared to the second half of 2012 but began to recover in the second quarter. The decrease resulted primarily from the seasonality typically experienced in mortgage loan activity during the first quarter of the year, coupled with an increase in residential mortgage loan interest rates. Although it anticipates lower gains on sale of residential mortgage loans in a rising rate environment, Heartland believes long term success in the mortgage banking business depends on its ability to shift toward the origination of loans for the purchase of new homes versus the refinance of mortgages on existing homes. For the second quarter of 2013, refinancing activity represented 50% of total mortgage loan originations compared to 70% during the first quarter of 2013, 71% during the fourth quarter of 2012, 64% during the third quarter of 2012 and 58% during the second quarter of 2012. Dependent upon how quickly expansion into new markets can be completed, Heartland anticipates mortgage loan originations will reach $2 billion for the year.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
Mortgage Servicing Fees	$1,613	$1,430	$1,304	$1,123	$1,037
Mortgage Servicing Rights Income	3,965	3,245	3,535	3,316	2,614
Mortgage Servicing Rights Amortization	(1,976)	(1,761)	(1,871)	(1,896)	(1,112)
Total Residential Mortgage Loan Servicing Income	$3,602	$2,914	$2,968	$2,543	$2,539
Valuation Adjustment on Mortgage Servicing Rights	$—	$496	$197	$(493)	$(194)
Gains On Sale of Residential Mortgage Loans	$9,004	$9,641	$13,966	$13,750	$12,689
Total Residential Mortgage Loan Applications	$653,461	$556,890	$645,603	$672,382	$638,595
Residential Mortgage Loans Originated	$470,813	$432,974	$490,525	$488,658	$374,743
Residential Mortgage Loans Sold	$445,452	$424,931	$478,280	$448,704	$360,743
Residential Mortgage Loan Servicing Portfolio	$2,695,484	$2,349,596	$2,199,486	$1,963,567	$1,776,912

Trust fees increased $282,000 or 11% during the second quarter of 2013 compared to the same quarter in 2012. For the six-month period ended June 30, 2013, trust fees increased $573,000 or 11% compared to the same six-month period in 2012. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.58 billion at June 30, 2013, compared to $1.29 billion at June 30, 2012. Those values fluctuate throughout the year as market conditions improve or decline.

Securities gains totaled $2.1 million during the second quarter of 2013 compared to $5.0 million during the second quarter of 2012, and totaled $5.5 million during the first six months of 2013 compared to $8.9 million during the first six months of 2012.
As market interest rates began to increase in the second quarter of 2013, the value of Heartland's securities portfolio was impacted, making the realization of securities gains more difficult.

Offsetting, in part, the securities gains during the first six months of 2012 was an impairment loss on three private-label mortgage-backed securities totaling totaling $981,000 recorded during the first quarter of 2012. The charge related to a decline in the credit quality of these securities. Management does not anticipate further declines on these or any other securities within the portfolio due to credit quality, but will continue to monitor the portfolio for any further declines. Based on its analysis, management believes it is prudent to continue to hold these securities as their economic value exceeds their market value.

Trading securities contributed a net gain of $262,000 during the second quarter of 2013 compared to a net gain of $49,000 during the second quarter of 2012. For the six-month period ended June 30, trading securities experienced a net gain of $576,000 during 2013 compared to a net gain of $46,000 during 2012. The net gains in 2013 were primarily attributable to shares of Fannie Mae preferred stock Heartland has held in its trading securities portfolio since 2008.

Other noninterest income totaled $716,000 during the second quarter of 2013 compared to $149,000 during the second quarter of 2012. This $567,000 or 381% increase was primarily attributable to write ups recorded during the second quarter of 2013 totaling $438,000 on the appraised value of two real estate properties obtained through collection efforts on nonperforming loans. Other noninterest income totaled $1.4 million during the first six months of 2013 compared to $2.7 million during the first six months of 2012, a $1.3 million or 49% decrease. Included in other noninterest income during the first quarter of 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three month and six month periods indicated, in thousands:

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
Noninterest Expenses:
Salaries and employee benefits	$29,516	$25,384	$4,132	16%
Occupancy	3,224	2,534	690	27
Furniture and equipment	2,065	1,517	548	36
Professional fees	4,233	3,961	272	7
FDIC insurance assessments	861	807	54	7
Advertising	1,248	1,304	(56)	(4)
Intangible assets amortization	198	122	76	62
Net loss on repossessed assets	2,477	1,307	1,170	90
Other noninterest expenses	4,944	4,523	421	9
Total Noninterest Expenses	$48,766	$41,459	$7,307	18%

	Six Months Ended
	June 30, 2013	June 30, 2012	Change	% Change
Noninterest Expenses:
Salaries and employee benefits	$59,256	$49,380	$9,876	20%
Occupancy	6,409	5,016	1,393	28
Furniture and equipment	4,116	2,963	1,153	39
Professional fees	7,776	6,721	1,055	16
FDIC insurance assessments	1,763	1,671	92	6
Advertising	2,476	2,375	101	4
Intangible assets amortization	398	253	145	57
Net loss on repossessed assets	3,817	4,211	(394)	(9)
Other noninterest expenses	9,502	9,009	493	5
Total Noninterest Expenses	$95,513	$81,599	$13,914	17%

For the second quarter of 2013, noninterest expense totaled $48.8 million, an increase of $7.3 million or 18% from the same quarter of 2012. For the six-month period ended June 30, noninterest expense totaled $95.5 million in 2013 compared to $81.6 million in 2012, a $13.9 million or 17% increase. The primary contributors to this increase were salaries and employee benefits, occupancy, furniture and equipment, professional fees and other noninterest expenses.

The largest component of noninterest expense, salaries and employee benefits, increased $4.1 million or 16% during the second quarter of 2013 compared to the second quarter of 2012 and $9.9 million or 20% during the first six months of 2013 compared to the first six months of 2012. A large portion of these increases resulted from the expansion of Heartland's residential loan origination operations, with a smaller portion attributable to the additional employees joining Heartland through the acquisitions completed during the last two quarters of 2012. On a sequential quarterly basis, salaries and employee benefits expense was relatively flat as expansion of Heartland's mortgage banking operations slowed during the first half of 2013. Full-time equivalent employees totaled 1,550 on June 30, 2013, compared to 1,498 on December 31, 2012, and 1,321 on June 30, 2012.

During the second quarter of 2013, occupancy expense increased $690,000 or 27% and furniture and equipment expense increased $548,000 or 36% when compared to the second quarter of 2012. For the six-month period ended June 30, 2013, compared to the same six-month period in 2012, occupancy expense increased $1.4 million or 28% and furniture and equipment expense increased $1.2 million or 39%. These increases primarily resulted from the residential loan origination operations expansion and the acquisitions completed during the last two quarters of 2012 and did not result in significant quarterly increases during 2013.

Professional fees increased $272,000 or 7% during the second quarter of 2013 compared to the second quarter of 2012 and $1.1 million or 16% during the first six months of 2013 compared to the same six months in 2012. These increases were primarily attributable to Heartland's expansion of its mortgage loan origination operations and Heartland's use of third-party providers.

Net losses on repossessed assets totaled $2.5 million during the second quarter of 2013 compared to $1.3 million during the second quarter of 2012, an increase of $1.2 million or 90%. This increase was associated with property value adjustments on a few specific real estate properties. For the six-month period ended on June 30, net losses on repossessed assets totaled $3.8 million during 2013 compared to $4.2 million during 2012, a decrease of $394,000 or 9%.

Other noninterest expenses increased $421,000 or 9% during the second quarter of 2013 compared to the second quarter of 2012 and $493,000 or 5% during the first six months of 2013 compared to the first six months of 2012. A portion of these increases was attributable to the continued expansion of our mortgage origination operations and the acquisitions completed during the last half of 2012. Included in noninterest expenses are provisions to a reserve for the potential buyback of residential mortgage loans which amounted to $363,000 during the second quarter of 2012 and $663,000 during the first six months of 2012. Also included in the first quarter 2012 other noninterest expenses was a $302,000 charge for an early payment obligation of $238,000 and remaining unamortized issuance costs of $64,000 due to the early redemption of $5.0 million of trust preferred securities.

Income Taxes

Heartland's effective tax rate was 28.46% for the first six months of 2013 compared to 33.19% for the first six months of 2012. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $399,000 during the first six months of both 2013 and 2012. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 28.02% during the first six months of 2013 compared to 15.87% during the first six months of 2012. The tax-equivalent adjustment for this tax-exempt interest income was $4.7 million during the first six months of 2013 compared to $3.4 million during the first six months of 2012.

Segment Reporting

Heartland has two reportable segments: community and other banking and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, gains on sales of loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 9 to our consolidated financial statements for further information regarding our segment reporting.

Net income for the community and other banking segment for the second quarter of 2013 was $11.2 million compared to $13.7 million for the second quarter of 2012, a $2.5 million or 18% decrease. For the first six months of 2013, net income for the community and other banking segment was $27.4 million compared to $31.2 million for the first six months of 2012, a $3.8 million or 12% decrease. Net interest income of $38.3 million for the second quarter of 2013 was $2.2 million or 6% more than the net interest income of $36.1 million for the second quarter of 2012. For the first six months of 2013, net interest income was $76.7 million, a $2.8 million or 4% increase over the $73.9 million recorded during the first six months of 2012. Provision for loan and lease losses was $1.9 million for the second quarter of 2013, a decrease of $1.1 million or 38% from the $3.0 million recorded during the second quarter of 2012. For the six-month period ended June 30, provision for loan and lease losses was $2.5 million during 2013 compared to $5.4 million during 2012, a $2.9 million or 53% decrease. Noninterest income totaled $11.9 million during the second quarter of 2013 compared to $13.0 million during the second quarter of 2012, a $1.1 million or 8% decrease. For the six-month period ended June 30, noninterest income was $25.3 million during 2013 compared to $26.9 million during 2012, a $1.6 million or 6% decrease. Noninterest expense was $37.2 million during the second quarter of 2013 compared to $32.4 million during the second quarter of 2012, an increase of $4.8 million or 15%. For the first six months of 2013, noninterest expense totaled $72.1 million compared to $64.3 million during the first six months of 2012, an increase of $7.8 million or 12%.

Net income for the retail mortgage banking segment for the second quarter of 2013 was $1.9 million compared to $7.3 million for the second quarter of 2012, a $5.4 million or 74% decrease. For the first six months of 2013, net income for the retail mortgage banking segment was $3.5 million compared to $8.9 million during the fist six months of 2012, a $5.4 million or 61% decrease. These decreases are reflective of the change in long-term interest rates during the second quarter of 2013 and the effect higher interest rates have on the gains on sale of loans into the secondary market. Also contributing to the decreases in net income for the retail mortgage banking segment were additional expenses incurred during 2013 due to expansion efforts. Net interest income of $581,000 for the second quarter of 2013 was $462,000 or 44% percent less than the net interest income of $1.0 million for the second quarter of 2012. For the first six months of 2013, net interest income was $915,000 compared to

$1.5 million recorded during the first six months of 2012, a $535,000 or 37% decrease. Noninterest income totaled $12.9 million during the second quarter of 2013 compared to $15.3 million during the second quarter of 2012, a $2.4 million or 16% decrease. For the six-month period ended June 30, noninterest income was $26.0 million during 2013 compared to $24.8 million during 2012, a $1.2 million or 5% increase. Noninterest expense was $11.6 million during the second quarter of 2013 compared to $9.1 million during the second quarter of 2012, an increase of $2.5 million or 27%. For the first six months of 2013, noninterest expense totaled $23.5 million compared to $17.3 million during the first six months of 2012, an increase of $6.2 million or 36%.

FINANCIAL CONDITION

Total assets were $4.96 billion at June 30, 2013, a decrease of $30.8 million since December 31, 2012.

Lending Activities

Total loans and leases held to maturity were $2.83 billion at June 30, 2013, compared to $2.82 billion at year-end 2012, an increase of $10.8 million or 1% annualized. Loan demand picked up during the second quarter of 2013, resulting in growth of $42.5 million or 6% annualized. Commercial and commercial real estate loans, which totaled $2.00 billion at June 30, 2013, increased $3.4 million or less than 1% annualized since year-end 2012, with $14.1 million occurring during the second quarter. Residential mortgage loans, which totaled $248.6 million at June 30, 2013, decreased $1.1 million or 1% annualized since year-end 2012, with growth of $8.2 million occurring during the second quarter. Agricultural and agricultural real estate loans, which totaled $327.5 million at June 30, 2013, decreased $821,000 or 1% annualized since year-end 2012, with growth of $12.9 million occurring during the second quarter. Consumer loans, which totaled $254.8 million at June 30, 2013, increased $9.1 million or 7% annualized since year-end 2012, with $7.8 million occurring during the second quarter.

The initial 5.00% dividend rate payable on the preferred stock issued to the U.S. Treasury under the Small Business Lending Fund is subject to reduction during the second through ninth quarter after issuance (through September 30, 2013, for Heartland) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and may be reduced to as low as 1.00% if QSBL increases by ten percent or more over that period. After adjustments for acquisitions, Heartland's baseline amount was determined to be $1.01 billion, which would require growth in QSBL of $101.0 million to have the dividend rate reduced to 1.00%. Through December 31, 2012, Heartland's QSBL had grown by $123.0 million or 12.1%, regressed to $103.2 million or 10.2% at March 31, 2013, and $104.7 million or 10.4% at June 30, 2013. The dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury was 2.00% for the first quarter of 2013 and 1.00% for the second quarter of 2013 and will be 1.00% for the third and fourth quarters of 2013.

The table below presents the composition of the loan portfolio as of June 30, 2013, and December 31, 2012, in thousands:

LOAN PORTFOLIO	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$709,908	25.02%	$712,308	25.22%
Commercial real estate	1,294,975	45.66	1,289,184	45.62
Agricultural and agricultural real estate	327,490	11.55	328,311	11.62
Residential mortgage	248,604	8.78	249,689	8.84
Consumer	254,825	8.99	245,678	8.70
Gross loans and leases receivable held to maturity	2,835,802	100.00%	2,825,170	100.00%
Unearned discount	(347)		(676)
Deferred loan fees	(3,078)		(2,945)
Total net loans and leases receivable held to maturity	2,832,377		2,821,549
Loans covered under loss share agreements:
Commercial and commercial real estate	$2,519	40.14%	$3,074	42.38%
Agricultural and agricultural real estate	441	7.03	748	10.31
Residential mortgage	2,493	39.73	2,645	36.47
Consumer	822	13.10	786	10.84
Total loans covered under loss share agreements	6,275	100.00%	7,253	100.00%
Allowance for loan and lease losses	(37,623)		(38,715)
Loans and leases receivable, net	$2,801,029		$2,790,087

Loans and leases secured by real estate, either fully or partially, totaled $1.94 billion or 69% of total loans and leases at June 30, 2013. Of the non-farm, nonresidential real estate loans, 59% are owner occupied. The largest categories within Heartland's real estate secured loans at June 30, 2013, and December 31, 2012, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	June 30, 2013	December 31, 2012
Residential real estate, excluding residential construction and residential lot loans	$527,823	$523,071
Industrial, manufacturing, business and commercial	258,917	241,369
Agriculture	194,907	211,823
Retail	153,049	171,974
Office	172,003	154,681
Land development and lots	102,231	104,716
Hotel, resort and hospitality	100,573	96,928
Multi-family	82,094	76,606
Food and beverage	81,745	79,222
Warehousing	78,740	74,634
Health services	59,512	45,469
Residential construction	34,488	31,351
All other	98,680	101,866
Total loans secured by real estate	$1,944,762	$1,913,710

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

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at June 30, 2013, was 1.33% of loans and leases and 91.74% of nonperforming loans compared to 1.37% of loans and leases and 89.71% of nonperforming loans at December 31, 2012, and 1.58% of loans and leases and 92.40% of nonperforming loans at June 30, 2012.

Nonperforming loans, exclusive of those covered under loss sharing agreements, were $41.0 million or 1.45% of total loans and leases at June 30, 2013, compared to $32.8 million or 1.18% of total loans and leases at March 31, 2013, $43.2 million or 1.53% of total loans and leases at December 31, 2012, and $44.8 million or 1.71% of total loans and leases at June 30, 2012. Approximately 58%, or $23.7 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 6 borrowers, are evenly distributed between the Western and Midwestern states, with $7.1 million originated by Wisconsin Bank & Trust, $4.7 million originated by Dubuque Bank and Trust Company, $4.4 million originated by New Mexico Bank & Trust, $4.0 million originated by Rocky Mountain Bank and $3.4 million originated by Summit Bank & Trust. The portion of Heartland's nonperforming loans covered by government guarantees was $414,000 at June 30, 2013. The industry breakdown for nonperforming loans with individual balances exceeding $1.0 million, as identified using the North American Industry Classification System (NAICS), was $8.4 million for lot and land development and $7.1 million for grain/cattle operation. The remaining $8.2 million was distributed among two other industry categories.

Other real estate owned was $34.8 million at June 30, 2013, compared to $36.7 million at March 31, 2013, and $35.8 million at December 31, 2012. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During 2013, $5.3 million of other real estate owned was sold during the second quarter and $8.6 million during the first six months.

Net charge-offs on loans during the second quarter of 2013 were $1.8 million compared to $923,000 during the second quarter of 2012.

Delinquencies in each of the loan portfolios continue to be well-managed. Although not delinquent, management is carefully monitoring for deterioration and potential impairment in credit quality a $13.0 million loan to a bank holding company that is current and accruing, but that is secured by stock of subsidiary banks that have recently experienced significant reductions to capital as a result of loan impairment charges. This loan was classified as substandard and a performing troubled debt restructured loan as of June 30, 2013. Loans delinquent 30 to 89 days as a percent of total loans were 0.29% at June 30, 2013, compared to 0.48% at March 31, 2013, 0.32% at December 31, 2012, 0.53% at September 30, 2012, and 0.46% at June 30, 2012.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$38,715	$36,808
Provision for loan and lease losses	2,499	5,354
Recoveries on loans and leases previously charged off	2,246	3,139
Charge-offs on loans and leases not covered by loss share agreements	(5,783)	(3,827)
Charge-offs on loans and leases covered by loss share agreements	(54)	(35)
Balance at end of period	$37,623	$41,439
Annualized ratio of net charge offs to average loans and leases	0.25%	0.11%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	June 30,		December 31,
	2013	2012	2012	2011
Not covered under loss share agreements:
Nonaccrual loans and leases	$41,003	$44,845	$43,156	$57,435
Loan and leases contractually past due 90 days or more	6	—	—	—
Total nonperforming loans and leases	41,009	44,845	43,156	57,435
Other real estate	33,709	37,709	35,470	43,506
Other repossessed assets	603	465	542	648
Total nonperforming assets not covered under loss share agreements	$75,321	$83,019	$79,168	$101,589
Covered under loss share agreements:
Nonaccrual loans and leases	$571	$2,862	$1,259	$3,345
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	571	2,862	1,259	3,345
Other real estate	1,054	232	352	881
Other repossessed assets	—	—	—	—
Total nonperforming assets covered under loss share agreements	$1,625	$3,094	$1,611	4,226
Performing troubled debt restructured loans(1)	$32,661	$24,715	$21,121	$25,704
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	1.45%	1.71%	1.53%	2.31%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	2.63%	3.11%	2.77%	4.02%
Nonperforming assets not covered under loss share agreements to total assets	1.52%	1.87%	1.59%	2.39%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the second quarter of 2013 and the first six months of 2013, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2013	$33,446	$36,704	$1,059	$71,209
Loan foreclosures	(5,936)	5,867	69	—
Net loan recoveries	(1,767)	—	—	(1,767)
New nonperforming loans	18,471	—	—	18,471
Reduction of nonperforming loans(1)	(2,634)	—	—	(2,634)
OREO/Repossessed assets sales proceeds	—	(5,546)	(407)	(5,953)
OREO/Repossessed assets writedowns, net	—	(2,262)	(22)	(2,284)
Net activity at Citizens Finance Co.	—	—	(96)	(96)
June 30, 2013	$41,580	$34,763	$603	$76,946

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2012	$44,415	$35,822	$542	$80,779
Loan foreclosures	(11,266)	10,710	556	—
Net loan recoveries	(3,591)	—	—	(3,591)
New nonperforming loans	21,833	—	—	21,833
Reduction of nonperforming loans(1)	(9,811)	—	—	(9,811)
OREO/Repossessed assets sales proceeds	—	(8,838)	(438)	(9,276)
OREO/Repossessed assets writedowns, net	—	(2,931)	(45)	(2,976)
Net activity at Citizens Finance Co.	—	—	(12)	(12)
June 30, 2013	$41,580	$34,763	$603	$76,946

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 32% of total assets at June 30, 2013, compared to 31% at year-end 2012. Total available for sale securities as of June 30, 2013, were $1.52 billion, an increase of $16.3 million or 1% from $1.51 billion at December 31, 2012.

The composition of the securities portfolio changed slightly as a larger portion of the securities sales were in the lower-yielding U.S. government corporations and agency securities versus the mortgage-backed and municipal securities. The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 68% at June 30, 2013, and 67% at December 31, 2012. Approximately 83% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at June 30, 2013. Heartland's securities portfolio had an expected duration of 4.29 years as of June 30, 2013.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of June 30, 2013, and December 31, 2012, in thousands:

SECURITIES PORTFOLIO COMPOSITION	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$4,118	0.26%	$21,444	1.37%
Mortgage-backed securities	1,067,103	67.60	1,043,241	66.79
Obligation of states and political subdivisions	484,690	30.70	474,907	30.41
Other securities	22,661	1.44	22,365	1.43
Total securities	$1,578,572	100.00%	$1,561,957	100.00%

Deposits And Borrowed Funds

Total deposits were $3.84 billion at June 30, 2013, compared to $3.85 billion at year-end 2012, a decrease of $4.5 million or less than 1% annualized. Demand deposits totaled $1.03 billion at June 30, 2013, an increase of $55.6 million or 11% annualized since year-end 2012. Savings deposits decreased $25.5 million or 3% annualized since year-end 2012 and certificates of deposit decreased $34.6 million or 8% annualized. The composition of Heartland's deposits continued its positive trend as no-cost demand deposits as a percentage of total deposits was 27% at June 30, 2013, compared to 25% at both March 31, 2013, and December 31, 2012, while higher-cost certificates of deposit as a percentage of total deposits was 22% at both June 30, 2013, and March 31, 2013, compared to 23% at December 31, 2012.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $339.1 million at June 30, 2013, compared to $224.6 million at year-end 2012, an increase of $114.6 million or 51%, resulting primarily from a $130.5 million increase in federal funds purchased which was partially offset by the maturity of the only short-term FHLB advance outstanding at year-end 2012 in the amount of $10.0 million.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $203.1 million at June 30, 2013, compared to $203.3 million at December 31, 2012.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide liquidity to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. On June 14, 2013, Heartland replaced its $5.0 million unsecured revolving credit line with one of the unaffiliated banks with a $20.0 million unsecured revolving credit line with the same unaffiliated bank, resulting in a total borrowing capacity of up to $25.0 million at any one time. There was no balance outstanding on Heartland's revolving credit lines at both June 30, 2013, and December 31, 2012.

As of June 30, 2013, the amount of other borrowings was $336.3 million, a decrease of $52.7 million or 14% since year-end 2012, primarily due to the maturity of $27.0 million in long-term FHLB advances and $15.0 million in structured wholesale repurchase agreements. At June 30, 2013, long-term FHLB borrowings with an original term beyond one year totaled $116.0 million compared to $143.2 million at December 31, 2012, a decrease of $27.2 million or 19%. Total long-term FHLB borrowings at June 30, 2013, had an average rate of 3.31% and an average maturity date of April 2015. When considering the earliest possible call date on these advances, the average maturity date is shortened to December 2013. Structured wholesale repurchase agreements totaled $60.0 million at June 30, 2013, compared to $85.0 million at December 31, 2012, a decrease of $25.0 million or 29%.

The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of June 30, 2013, is as follows, in thousands:

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of June 30, 2013(1)	Maturity Date	Callable Date
$20,619	10/10/2003	8.25%	8.25%	10/10/2033	09/30/2013
25,774	03/17/2004	2.75% over LIBOR	3.02%(2)	03/17/2034	09/17/2013
20,619	01/31/2006	1.33% over LIBOR	1.61%(3)	04/07/2036	10/07/2013
20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	09/15/2013
20,619	06/26/2007	1.48% over LIBOR	1.75%(5)	09/01/2037	09/01/2013
$108,250

(1) Effective weighted average interest rate as of June 30, 2013, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2) Effective interest rate as of June 30, 2013, was 5.33% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(3) Effective interest rate as of June 30, 2013, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of June 30, 2013, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

Other borrowings also include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $12.4 million at June 30, 2013, compared to $13.0 million at December 31, 2012. Heartland also had senior notes totaling $37.5 million outstanding at both June 30, 2013, and December 31, 2012.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2013, and December 31, 2012, commitments to extend credit aggregated $1.0 billion and $844.6 million, and standby letters of credit aggregated $35.3 million and $29.5 million, respectively.

On June 12, 2013, Heartland entered into a merger agreement with Morrill Bancshares, Inc., a Kansas corporation and registered bank holding company. After the merger, The Morrill & Janes Bank and Trust Company will become a wholly-owned bank subsidiary of Heartland and will continue to operate under current management in Kansas and the Kansas City metro area. Stockholders of Morrill Bancshares, Inc. will receive a combination of cash and Heartland common stock that will have an aggregate value approximately equal to 1.25 times the tangible book value of Morrill Bancshares, Inc., with the aggregate consideration currently anticipated to be approximately $61.5 million. The merger consideration will, however, vary from approximately 1.125 to 1.375 of Morrill Bancshares, Inc.'s tangible book value depending upon the trading price of Heartland common stock during the 20 trading days ending five days prior to the merger and will be approximately 30% cash and 70% stock. The merger is subject to a number of conditions, including approval of the transaction by the Board of Governors of the Federal Reserve Board under the Bank Holding Company Act and of the Kansas Office of the State Bank Commissioner. The companies expect to close the merger prior to October 31, 2013.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no other material changes in Heartland's contractual obligations and other commitments since that report was filed.

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

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	June 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios(1)
Tier 1 capital	$483,018	13.70%	$463,371	13.36%
Tier 1 capital minimum requirement	141,013	4.00%	138,743	4.00%
Excess	$342,005	9.70%	$324,628	9.36%
Total capital	$543,875	15.43%	$532,502	15.35%
Total capital minimum requirement	282,026	8.00%	277,485	8.00%
Excess	$261,849	7.43%	$255,017	7.35%
Total risk-adjusted assets	$3,525,326		$3,468,565
Leverage Capital Ratios(2)
Tier 1 capital	$483,018	9.85%	$463,371	9.84%
Tier 1 capital minimum requirement(3)	196,091	4.00%	188,284	4.00%
Excess	$286,927	5.85%	$275,087	5.84%
Average adjusted assets (less goodwill and other intangible assets)	$4,902,285		$4,707,110

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

Minnesota Bank & Trust, Heartland's tenth bank, began operations on April 15, 2008, in Edina, Minnesota. Heartland's initial investment in this de novo bank was $13.2 million, or 80%, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposed certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allowed, but did not require, Heartland to repurchase the shares from investors after five years of operations. On April 15, 2013, Heartland completed the repurchase of all minority shares of Minnesota Bank & Trust. The shareholders were offered the option to receive Heartland common stock for the portion of the repurchase price that represented their original investment and to also receive the appreciation in their original investment in the form of Heartland common stock. Six shareholders elected to receive 51,015 shares of Heartland common stock for all or a portion of their investment and the remaining shareholders elected to receive cash totaling $3.2 million.

Common stockholders' equity was $313.4 million at June 30, 2013, compared to $320.1 million at year-end 2012. Book value per common share was $18.51 at June 30, 2013, compared to $19.02 at year-end 2012. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale and derivatives used in cash flow hedging relationships. As a result of increases in market interest rates on many debt securities during the second quarter of 2013, Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $7.5 million at June 30, 2013, compared to unrealized gains of $17.4 million at March 31, 2013, and $20.5 million at December 31, 2012.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) mandates the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by bank holding companies with less than $15 billion of assets. As Heartland has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented. The Basel III Rules also permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes. Management is in the process of assessing the effect the Basel III Rules may have on Heartland's capital positions and will monitor developments in this area.

LIQUIDITY

Liquidity refers to Heartland's ability to maintain cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers' credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

Operating activities provided $46.3 million of cash during the first six months of 2013 compared to $18.3 million of cash during the first six months of 2012. The biggest contributor to this change was activity associated with the origination of loans for sale which provided $26.6 million of cash for the first six months of 2013 compared to $1.4 million of cash during the first six months of 2012.

Investing activities used cash of $153.4 million during the first six months of 2013 compared to $168.4 million during the first six months of 2012. Cash used for the purchase of securities totaled $481.8 million during the first six months of 2013 compared to $517.8 million during the first six months of 2012. The proceeds from securities sales, paydowns and maturities were $353.6 million during the first six months of 2013 compared to $503.0 million during the first six months of 2012. A net increase in loans and leases used $24.7 million of cash during the first six months of 2013 compared to $159.9 million during the first six months of 2012.

Financing activities provided cash of $51.1 million during the first six months of 2013 compared to $103.1 million during the first six months of 2012. A net decrease in deposit accounts used $4.5 million of cash during the first six months of 2013 compared to providing cash of $124.8 million during the first six months of 2012. Activity in short-term borrowings provided cash of $114.6 million during the first six months of 2013 compared to using $20.6 million of cash during the first six months of 2012. There were $160,000 of cash proceeds from other borrowings during the first six months of 2013 compared to proceeds of $10.7 million during the first six months of 2012. Repayment of other borrowings used cash of $52.9 million during the first six months of 2013 compared to $6.0 million during the first six months of 2012.

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

At June 30, 2013, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $25.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on June 30, 2013.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first six months of 2013.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2013, and June 30, 2012, provided the following results, in thousands:

	2013		2012
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$152,657	(1.26)%	$145,282	(0.27)%
Base	$154,601		$145,669
Up 200 Basis Points	$155,438	0.54%	$143,769	(1.30)%
Year 2
Down 100 Basis Points	$146,203	(5.43)%	$141,730	(2.70)%
Base	$152,987	(1.04)%	$145,504	(0.11)%
Up 200 Basis Points	$162,292	4.97%	$149,863	2.88%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $956,000 at June 30, 2013, and $380,000 at December 31, 2012, and in both cases was less than 2% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the first six months of 2013 that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. During participation in the Treasury's Capital Purchase Program, which was terminated on September 15, 2011, Heartland was prohibited from any repurchase, redemption, or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans. Heartland and its affiliated purchasers made no purchases of its common stock during the six months ended June 30, 2013.

Effective April 15, 2013, Heartland issued 51,015 shares of its common stock as partial consideration for the repurchase of 3,300 shares of Minnesota Bank & Trust common stock with an aggregate value of $1.2 million. The shares of Heartland common stock were issued without registration under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

In April 2013, Arizona Bank & Trust was released from the informal agreements it had entered with the FDIC in the spring of 2009.

ITEM 6. EXHIBITS

Exhibits

10.1	Merger Agreement between Heartland Financial USA, Inc. and Morrill Bancshares Inc. dated June 12, 2013
10.2	Promissory Note and Business Loan Agreement between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

/s/ Lynn B. Fuller
By: Lynn B. Fuller
President and Chief Executive Officer

Principal Financial and Accounting Officer

/s/ David L. Horstmann
David L. Horstmann
Executive Vice President and Interim Chief Financial Officer

Dated: August 8, 2013