Form 10-Q
period 2013-09-30
HEARTLAND FINANCIAL USA INC
filed 2013-11-07
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 5, 2013, the Registrant had outstanding 18,359,484 shares of common stock, $1.00 par value per share.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and due from banks	$160,225	$160,223
Federal funds sold and other short-term investments	4,783	7,831
Cash and cash equivalents	165,008	168,054
Time deposits in other financial institutions	3,605	—
Securities:
Trading, at fair value	1,219	380
Available for sale, at fair value (cost of $1,409,106 at September 30, 2013, and $1,472,565 at December 31, 2012)	1,391,610	1,506,075
Held to maturity, at cost (fair value of $53,893 at September 30, 2013, and $55,982 at December 31, 2012)	53,841	55,502
Loans held for sale	61,326	96,165
Loans and leases receivable:
Held to maturity	2,901,706	2,821,549
Loans covered by loss share agreements	5,876	7,253
Allowance for loan and lease losses	(41,311)	(38,715)
Loans and leases receivable, net	2,866,271	2,790,087
Premises, furniture and equipment, net	129,029	128,294
Other real estate, net	33,018	35,822
Goodwill	30,627	30,627
Other intangible assets, net	23,435	18,486
Cash surrender value on life insurance	79,238	75,480
FDIC indemnification asset	795	749
Other assets	73,708	84,832
TOTAL ASSETS	$4,912,730	$4,990,553
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$1,073,688	$974,232
Savings	2,043,397	2,004,438
Time	807,913	866,990
Total deposits	3,924,998	3,845,660
Short-term borrowings	224,048	224,626
Other borrowings	322,538	389,025
Accrued expenses and other liabilities	44,543	126,703
TOTAL LIABILITIES	4,516,127	4,586,014
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 16,952,561 shares at September 30, 2013 and 16,827,835 shares at December 31, 2012)	16,953	16,828
Capital surplus	52,641	50,359
Retained earnings	259,172	236,279
Accumulated other comprehensive income (loss)	(13,819)	16,641
Treasury stock at cost (1,508 shares at September 30, 2013, and 0 shares at December 31, 2012)	(42)	—
TOTAL STOCKHOLDERS' EQUITY	396,603	401,805
Noncontrolling interest	—	2,734
TOTAL EQUITY	396,603	404,539
TOTAL LIABILITIES AND EQUITY	$4,912,730	$4,990,553

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans and leases	$40,154	$39,208	$119,707	$116,989
Interest on securities:
Taxable	4,803	4,452	14,174	17,050
Nontaxable	3,443	2,896	10,001	7,786
Interest on federal funds sold	—	—	—	1
Interest on interest bearing deposits in other financial institutions	3	3	9	5
TOTAL INTEREST INCOME	48,403	46,559	143,891	141,831
INTEREST EXPENSE:
Interest on deposits	4,769	5,504	14,911	16,883
Interest on short-term borrowings	131	215	387	652
Interest on other borrowings (includes $523 and $1,552 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2013, respectively)	3,623	4,028	11,122	12,114
TOTAL INTEREST EXPENSE	8,523	9,747	26,420	29,649
NET INTEREST INCOME	39,880	36,812	117,471	112,182
Provision for loan and lease losses	5,149	(502)	7,648	4,852
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	34,731	37,314	109,823	107,330
NONINTEREST INCOME:
Service charges and fees	4,487	3,944	12,775	11,240
Loan servicing income	3,984	3,016	11,461	7,832
Trust fees	2,918	2,667	8,764	7,940
Brokerage and insurance commissions	1,277	908	3,315	2,757
Securities gains, net (includes $1,118 and $6,612 of net security gains reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2013, respectively)	1,118	5,212	6,612	14,106
Gain (loss) on trading account securities	263	(163)	839	(117)
Impairment loss on securities	—	—	—	(981)
Gains on sale of loans held for sale	5,251	13,750	24,246	34,941
Valuation adjustment on mortgage servicing rights	—	(493)	496	(674)
Income on bank owned life insurance	409	382	1,129	1,131
Other noninterest income	1,011	543	2,407	3,257
TOTAL NONINTEREST INCOME	20,718	29,766	72,044	81,432
NONINTEREST EXPENSES:
Salaries and employee benefits	28,847	27,064	88,103	76,444
Occupancy	3,387	2,596	9,796	7,612
Furniture and equipment	1,917	1,541	6,033	4,504
Professional fees	4,486	4,217	12,262	10,938
FDIC insurance assessments	745	811	2,508	2,482
Advertising	1,360	1,183	3,836	3,558
Intangible assets amortization	196	146	594	399
Net loss on repossessed assets	1,069	3,775	4,886	7,986
Other noninterest expenses	5,140	5,826	14,642	14,835
TOTAL NONINTEREST EXPENSES	47,147	47,159	142,660	128,758
INCOME BEFORE INCOME TAXES	8,302	19,921	39,207	60,004
Income taxes (includes $222 and $1,887 of income tax expense reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2013, respectively)	1,492	6,338	10,289	19,642
NET INCOME	6,810	13,583	28,918	40,362
Net (income) loss available to noncontrolling interest, net of tax	—	4	(64)	23
NET INCOME ATTRIBUTABLE TO HEARTLAND	6,810	13,587	28,854	40,385
Preferred dividends and discount	(276)	(949)	(889)	(2,991)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,534	$12,638	$27,965	$37,394
EARNINGS PER COMMON SHARE - BASIC	$0.39	$0.77	$1.65	$2.27
EARNINGS PER COMMON SHARE - DILUTED	$0.38	$0.75	$1.63	$2.24
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$6,810	$13,583	$28,918	$40,362
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities available for sale	(4,857)	17,908	(44,394)	26,873
Reclassification adjustment for net gain realized in net income	(1,118)	(5,212)	(6,612)	(13,125)
Net change in non-credit related other than temporary impairment	24	24	72	(636)
Income taxes	2,229	(4,788)	19,036	(4,949)
Other comprehensive income (loss) on securities available for sale	(3,722)	7,932	(31,898)	8,163
Derivatives used in cash flow hedging relationships:
Unrealized gain (loss) on derivatives	(366)	(770)	733	(2,223)
Reclassification adjustment for net loss on derivatives realized in net income	523	501	1,552	1,486
Income taxes	(54)	103	(847)	275
Other comprehensive income (loss) on cash flow hedges	103	(166)	1,438	(462)
Other comprehensive income (loss)	(3,619)	7,766	(30,460)	7,701
Comprehensive income (loss)	3,191	21,349	(1,542)	48,063
Less: comprehensive (income) loss attributable to noncontrolling interest	—	4	(64)	23
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HEARTLAND	$3,191	$21,353	$(1,606)	$48,086

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,918	$40,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,599	10,128
Provision for loan and lease losses	7,648	4,852
Net amortization of premium on securities	22,417	16,348
Securities gains, net	(6,612)	(14,106)
(Increase) decrease in trading account securities	(839)	117
Impairment loss on securities	—	981
Stock based compensation	1,538	1,611
Loss on sale of OREO and other repossessed property	2,440	5,862
Loans originated for sale	(1,203,402)	(1,103,278)
Proceeds on sales of loans held for sale	1,262,487	1,092,318
Net gains on sales of loans held for sale	(24,246)	(34,941)
(Increase) decrease in accrued interest receivable	94	(2,298)
Decrease in prepaid expenses	8,645	3,037
Decrease in accrued interest payable	(843)	(626)
Capitalization of mortgage servicing rights	(10,595)	(7,916)
Valuation adjustment on mortgage servicing rights	(496)	674
Other, net	(3,825)	3,311
NET CASH PROVIDED BY OPERATING ACTIVITIES	95,928	16,436
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(3,605)	—
Proceeds from the sale of securities available for sale	347,170	488,350
Proceeds from the maturity of and principal paydowns on securities available for sale	191,683	230,868
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,982	1,414
Purchase of securities available for sale	(545,831)	(760,281)
Net increase in loans and leases	(97,741)	(173,818)
Purchase of bank owned life insurance policies	(2,835)	(4,571)
Capital expenditures	(8,442)	(13,817)
Net cash and cash equivalents received in acquisition	—	41,939
Proceeds on sale of OREO and other repossessed assets	14,304	23,143
NET CASH USED BY INVESTING ACTIVITIES	(103,315)	(166,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	138,415	250,433
Net decrease in time deposit accounts	(59,077)	(10,903)
Net decrease in short-term borrowings	(578)	(24,773)
Proceeds from other borrowings	160	11,103
Repayments of other borrowings	(66,647)	(6,387)
Purchase of noncontrolling interest	(2,798)	—
Purchase of treasury stock	(1,601)	(2,485)
Proceeds from issuance of common stock	2,360	2,401
Excess tax benefits on exercised stock options	68	174
Dividends paid	(5,961)	(7,934)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,341	211,629
Net increase (decrease) in cash and cash equivalents	(3,046)	61,292
Cash and cash equivalents at beginning of year	168,054	129,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,008	$191,126
Supplemental disclosures:
Cash paid for income/franchise taxes	$4,819	$8,136
Cash paid for interest	$27,263	$30,275
Loans transferred to OREO	$13,318	$20,192
Purchases of securities available for sale, accrued, not paid	$7,540	$11,435

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				40,385	7,724		(23)	48,086
Preferred, $36.60 per share				(2,989)				(2,989)
Common, $0.30 per share				(4,945)				(4,945)
Purchase of 113,438 shares of common stock						(2,485)		(2,485)
Issuance of 133,889 shares of common stock			686			1,889		2,575
Commitments to issue common stock			1,611					1,611
Balance at September 30, 2012	$81,698	$16,612	$45,630	$230,633	$19,871	$(2,350)	$2,652	$394,746
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income				28,854	(30,460)		64	(1,542)
Cash dividends declared:
Preferred, $10.89 per share				(889)				(889)
Common, $0.30 per share				(5,072)				(5,072)
Purchase of noncontrolling interest							(2,798)	(2,798)
Purchase of 59,174 shares of common stock						(1,601)		(1,601)
Issuance of 182,392 shares of common stock		125	744			1,559		2,428
Commitments to issue common stock			1,538					1,538
Balance at September 30, 2013	$81,698	$16,953	$52,641	$259,172	$(13,819)	$(42)	$—	$396,603

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2013, are not necessarily indicative of the results expected for the year ending December 31, 2013.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2013 and 2012, are shown in the tables below:

	Three Months Ended
	September 30,
(Dollars and number of shares in thousands, except per share data)	2013	2012
Net income attributable to Heartland	$6,810	$13,587
Preferred dividends and discount	(276)	(949)
Net income available to common stockholders	$6,534	$12,638
Weighted average common shares outstanding for basic earnings per share	16,936	16,474
Assumed incremental common shares issued for common stock equivalents	285	272
Weighted average common shares for diluted earnings per share	17,221	16,746
Earnings per common share — basic	$0.39	$0.77
Earnings per common share — diluted	$0.38	$0.75
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	105	446

	Nine Months Ended
	September 30,
(Dollars and number of shares in thousands, except per share data)	2013	2012
Net income attributable to Heartland	$28,854	$40,385
Preferred dividends and discount	(889)	(2,991)
Net income available to common stockholders	$27,965	$37,394
Weighted average common shares outstanding for basic earnings per share	16,904	16,484
Assumed incremental common shares issued for common stock equivalents	279	246
Weighted average common shares for diluted earnings per share	17,183	16,730
Earnings per common share — basic	$1.65	$2.27
Earnings per common share — diluted	$1.63	$2.24
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	105	446

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 450,796 shares of common stock at September 30, 2013, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

Restricted Stock Units

The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). On January 22, 2013, the Compensation Committee granted time-based RSUs with respect to 72,595 shares of common stock and on January 17, 2012, granted time-based RSUs with respect to 94,001 shares of common stock, to selected officers. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions, vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date, will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs terminate upon termination of employment, except that the 2012 RSUs continue to vest after retirement if retirement occurs after the employee has attained age 62 and has provided at least five years of service to Heartland. Although the 2013 time-based RSUs do not vest at retirement, the Compensation Committee may exercise its discretion to provide for vesting upon retirement if the participant signs a non-solicitation and non-compete agreement.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 40,990 shares of common stock on January 22, 2013, and performance-based RSUs with respect to 49,801 shares of common stock on January 17, 2012, to Heartland executives and subsidiary presidents. These performance-based RSUs vest based first on performance measures tied to Heartland's earnings and assets on December 31 of the grant year, and then on time-based vesting conditions. For the grants awarded in 2013, the portion of the RSUs earned based on performance vest on December 31, 2015, if the executive remains employed on that date, and for the grants awarded in 2012, the portion of the RSUs earned based on performance vest on December 31, 2014, subject to employment on that date.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first nine months of 2013 and 2012. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of September 30, 2013 and 2012, and changes during the nine months ended September 30, 2013 and 2012, follows:

	2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	377,907	$22.62	570,762	$21.06
Granted	—	—	—	—
Exercised	(68,586)	19.54	(112,699)	17.07
Forfeited	(1,800)	26.68	(12,334)	23.68
Outstanding at September 30	307,521	$23.28	445,729	$22.00
Options exercisable at September 30	307,521	$23.28	399,846	$22.39

At September 30, 2013, the vested options totaled 307,521 shares with a weighted average exercise price of $23.28 per share and a weighted average remaining contractual life of 2.99 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of September 30, 2013, was $1.6 million. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2013, was $571,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised for the nine months ended September 30, 2013, was $1.3 million, with a related tax benefit of $68,000. Cash received from options exercised for the nine months ended September 30, 2012, was $1.9 million, with a related tax benefit of $174,000.

Total compensation costs recorded for stock options and RSUs were $1.5 million and $1.6 million for the nine months ended September 30, 2013, and 2012, respectively. As of September 30, 2013, there were $3.3 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for stock options and RSUs which are expected to be recognized through 2016.

Subsequent Events

On October 18, 2013, Heartland acquired Morrill Bancshares, Inc. See Note 2, “Acquisitions,” for additional information regarding the acquisition.

Heartland had no other subsequent events through the filing date of this quarterly report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Prior to this ASU, entities were required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under the new standard, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Heartland adopted this standard on January 1, 2013, and the adoption did not have an impact on the results of operations, financial position and liquidity.

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," to eliminate the diversity in practice and to increase the comparability of financial statements among companies. The guidance requires that a reporting entity generally must show an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for a net operating loss, or NOL, carryforward, similar tax loss or tax credit carryforward as a reduction of a deferred tax asset. However, the entity should present the unrecognized tax benefit as a liability and not as a reduction of a deferred tax asset if the carryforward or tax loss is not available on the financial statement date to settle any additional income tax liability that would result from the disallowance of the tax position under the applicable tax law, or the applicable tax law does not require the company to use, and the company does not intend to use, the carryforward or tax loss to settle additional income taxes resulting from the disallowance of the tax position. The guidance does not require any new recurring disclosures because it does not affect the recognition or measurement of uncertain tax positions. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are both permitted. Heartland does not expect the adoption of this standard to have a material impact on the results of operations, financial position, and liquidity.

NOTE 2: ACQUISITIONS

On June 12, 2013, Heartland entered into a merger agreement with Morrill Bancshares, Inc., the holding company for The Morrill & Janes Bank and Trust Co. ("Bank"), based in Merriam, Kansas. As of September 30, 2013, the Bank had total assets of approximately $790 million, including $385 million of loans. The transaction closed on October 18, 2013. After the merger, The Morrill & Janes Bank and Trust Co. became Heartland's tenth independent, state-chartered, bank subsidiary and continues to operate under its current name and management team. The aggregate purchase price, which was based on the tangible book value of Morrill Bancshares, Inc., was approximately $55.4 million, $16.6 million or 30% of which was paid in cash, and $38.8 million or 70% of which was paid by delivery of 1,402,431 shares of Heartland common stock.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2013, and December 31, 2012, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
U.S. government corporations and agencies	$7,836	$192	$—	$8,028
Mortgage-backed securities	942,819	9,778	(19,450)	933,147
Obligations of states and political subdivisions	436,914	8,583	(16,662)	428,835
Total debt securities	1,387,569	18,553	(36,112)	1,370,010
Equity securities	21,537	63	—	21,600
Total	$1,409,106	$18,616	$(36,112)	$1,391,610
December 31, 2012
U.S. government corporations and agencies	$21,002	$443	$(1)	$21,444
Mortgage-backed securities	1,027,234	19,002	(10,035)	1,036,201
Obligations of states and political subdivisions	403,077	23,560	(192)	426,445
Total debt securities	1,451,313	43,005	(10,228)	1,484,090
Equity securities	21,252	733	—	21,985
Total	$1,472,565	$43,738	$(10,228)	$1,506,075

At both September 30, 2013, and December 31, 2012, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2013, and December 31, 2012, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013
Mortgage-backed securities	$6,045	$290	$(238)	$6,097
Obligations of states and political subdivisions	47,796	—	—	47,796
Total	$53,841	$290	$(238)	$53,893
December 31, 2012
Mortgage-backed securities	$7,040	$492	$(12)	$7,520
Obligations of states and political subdivisions	48,462	—	—	48,462
Total	$55,502	$492	$(12)	$55,982

At September 30, 2013, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $540,000 of non-credit related OTTI. At December 31, 2012, $797,000 of credit related OTTI and $612,000 of non-credit related OTTI was recorded.

Approximately 84% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2013, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$7,737	$7,808
Due in 1 to 5 years	38,189	39,952
Due in 5 to 10 years	47,239	48,207
Due after 10 years	351,585	340,896
Total debt securities	444,750	436,863
Mortgage-backed securities	942,819	933,147
Equity securities	21,537	21,600
Total investment securities	$1,409,106	$1,391,610

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2013, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$—	$—
Due in 1 to 5 years	1,281	1,281
Due in 5 to 10 years	10,200	10,200
Due after 10 years	36,315	36,315
Total debt securities	47,796	47,796
Mortgage-backed securities	6,045	6,097
Total investment securities	$53,841	$53,893

Gross gains and losses realized related to the sales of securities for the three and nine month periods ended September 30, are summarized as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Proceeds from sales	$130,031	$147,199	347,170	$488,350
Gross security gains	1,420	5,212	7,703	14,592
Gross security losses	302	—	1,091	486

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2013, and December 31, 2012. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2012, and December 31, 2011, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	679,247	(18,529)	30,886	(921)	710,133	(19,450)
Obligations of states and political subdivisions	255,451	(16,662)	—	—	255,451	(16,662)
Total temporarily impaired securities	$934,698	$(35,191)	$30,886	$(921)	$965,584	$(36,112)
December 31, 2012
U.S. government corporations and agencies	$1,517	$(1)	$—	$—	$1,517	$(1)
Mortgage-backed securities	332,842	(9,121)	24,489	(914)	357,331	(10,035)
Obligations of states and political subdivisions	22,503	(192)	—	—	22,503	(192)
Total temporarily impaired securities	$356,862	$(9,314)	$24,489	$(914)	$381,351	$(10,228)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Mortgage-backed securities	$—	$—	$3,082	$(238)	$3,082	$(238)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$3,082	$(238)	$3,082	$(238)
December 31, 2012
Mortgage-backed securities	$—	$—	$3,296	$(12)	$3,296	$(12)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$3,296	$(12)	$3,296	$(12)

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

Unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the credit quality and financial stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or what management believes to be temporary market conditions and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, these investments are not considered other-than-temporarily impaired.

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended September 30, 2013, or December 31, 2012.

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

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—	$981
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	—	981
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	—	683
Accretion of non-credit related impairment	(24)	(24)	(72)	(47)
Total changes to AOCI for non-credit related impairment	(24)	(24)	(72)	636
Total OTTI losses (accretion) recorded on debt securities, net	$(24)	$(24)	$(72)	$1,617

Heartland has not experienced any OTTI writedowns since the initial impairment charge in the first quarter of 2012.

NOTE 4: LOANS AND LEASES

Loans and leases as of September 30, 2013, and December 31, 2012, were as follows, in thousands:

	September 30, 2013	December 31, 2012
Loans and leases receivable held to maturity:
Commercial	$755,658	$712,308
Commercial real estate	1,287,337	1,289,184
Agricultural and agricultural real estate	324,339	328,311
Residential real estate	269,501	249,689
Consumer	268,112	245,678
Gross loans and leases receivable held to maturity	2,904,947	2,825,170
Unearned discount	(232)	(676)
Deferred loan fees	(3,009)	(2,945)
Total net loans and leases receivable held to maturity	2,901,706	2,821,549
Loans covered under loss share agreements:
Commercial and commercial real estate	2,402	3,074
Agricultural and agricultural real estate	446	748
Residential real estate	2,433	2,645
Consumer	595	786
Total loans covered under loss share agreements	5,876	7,253
Allowance for loan and lease losses	(41,311)	(38,715)
Loans and leases receivable, net	$2,866,271	$2,790,087

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiary, Citizens Finance Co., typically lends to borrowers with past credit problems or limited credit histories, which comprise approximately 25% of Heartland's total consumer loan portfolio.

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

Under Heartland’s credit practices, a loan is impaired when, based on current information and events, it is probable that Heartland will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The following table shows the balance in the allowance for loan and lease losses at September 30, 2013, and December 31, 2012, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2013.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
September 30, 2013
Commercial	$3,178	$9,918	$13,096	$21,696	$733,962	$755,658
Commercial real estate	838	13,205	14,043	28,018	1,259,319	1,287,337
Agricultural and agricultural real estate	619	2,197	2,816	19,249	305,090	324,339
Residential real estate	678	2,859	3,537	6,986	262,515	269,501
Consumer	1,828	5,991	7,819	5,185	262,927	268,112
Total	$7,141	$34,170	$41,311	$81,134	$2,823,813	$2,904,947
December 31, 2012
Commercial	$1,350	$10,038	$11,388	$9,031	$703,277	$712,308
Commercial real estate	1,112	13,361	14,473	45,583	1,243,601	1,289,184
Agricultural and agricultural real estate	109	2,029	2,138	16,128	312,183	328,311
Residential real estate	783	2,760	3,543	7,443	242,246	249,689
Consumer	1,270	5,903	7,173	5,391	240,287	245,678
Total	$4,624	$34,091	$38,715	$83,576	$2,741,594	$2,825,170

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at September 30, 2013, and December 31, 2012, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at September 30, 2013, and December 31, 2012.

	September 30, 2013	December 31, 2012
Nonaccrual loans	$28,339	$38,675
Nonaccrual troubled debt restructured loans	18,749	4,481
Total nonaccrual loans	$47,088	$43,156
Accruing loans past due 90 days or more	—	—
Performing troubled debt restructured loans	$19,371	$21,121

The following tables provide information on troubled debt restructured loans that were modified during the three months and nine months ended September 30, 2013, and September 30, 2012, in thousands:

	Three Months Ended September 30,
	2013			2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	1	65	65	1	87	87
Consumer	—	—	—	—	—	—
Total	1	$65	$65	1	$87	$87

	Nine Months Ended September 30,
	2013			2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$17,873	$17,873	—	$—	$—
Commercial real estate	—	—	—	2	1,396	1,396
Total commercial and commercial real estate	3	17,873	17,873	2	1,396	1,396
Agricultural and agricultural real estate	3	2,576	2,576	2	276	276
Residential real estate	4	762	762	1	87	87
Consumer	1	166	166	1	1,152	1,152
Total	11	$21,377	$21,377	6	$2,911	$2,911

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

The following tables provide information on troubled debt restructured loans for which there was a payment default during the three months and nine months ended September 30, 2013, and September 30, 2012, in thousands, that had been modified during the twelve-month period prior to the default:

	With Payment Defaults During the Following Periods
	Three Months Ended September 30,
	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	1	$13,000	—	$—
Commercial real estate	—	—	1	1,380
Total commercial and commercial real estate	1	13,000	1	1,380
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	2	59
Consumer	—	—	—	—
Total	1	$13,000	3	$1,439

	With Payment Defaults During the Following Periods
	Nine Months Ended September 30,
	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	2	$17,670	—	$—
Commercial real estate	—	—	1	1,380
Total commercial and commercial real estate	2	17,670	1	1,380
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	167	2	59
Consumer	—	—	—	—
Total	4	$17,837	3	$1,439

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of September 30, 2013, Heartland had one loan classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at September 30, 2013, and December 31, 2012, in thousands:

	Pass	Nonpass	Total
September 30, 2013
Commercial	$695,073	$60,585	$755,658
Commercial real estate	1,159,006	128,331	1,287,337
Total commercial and commercial real estate	1,854,079	188,916	2,042,995
Agricultural and agricultural real estate	280,501	43,838	324,339
Residential real estate	253,502	15,999	269,501
Consumer	257,682	10,430	268,112
Total gross loans and leases receivable held to maturity	$2,645,764	$259,183	$2,904,947
December 31, 2012
Commercial	$661,118	$51,190	$712,308
Commercial real estate	1,134,784	154,400	1,289,184
Total commercial and commercial real estate	1,795,902	205,590	2,001,492
Agricultural and agricultural real estate	286,264	42,047	328,311
Residential real estate	227,925	21,764	249,689
Consumer	235,232	10,446	245,678
Total gross loans and leases receivable held to maturity	$2,545,323	$279,847	$2,825,170

The nonpass category in the table above is comprised of approximately 50% special mention, 45% substandard, and 5% doubtful as of September 30, 2013. The percent of nonpass loans on nonaccrual status as of September 30, 2013 was 18%. As of December 31, 2012, the nonpass category in the table above was comprised of approximately 50% special mention and 50% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2012, was 15%. The doubtful loan at September 30, 2013, is a $13.0 million secured loan to a bank holding company that was placed on nonaccrual at September 30, 2013, and has a specific reserve of $2.2 million. Loans delinquent 30 to 89 days as a percent of total loans were 0.69% at September 30, 2013. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at September 30, 2013, and December 31, 2012, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
September 30, 2013
Commercial	$3,537	$76	$—	$3,613	$733,222	$18,823	$755,658
Commercial real estate	2,611	495	—	3,106	1,270,831	13,400	1,287,337
Total commercial and commercial real estate	6,148	571	—	6,719	2,004,053	32,223	2,042,995
Agricultural and agricultural real estate	9,021	132	—	9,153	309,128	6,058	324,339
Residential real estate	236	—	—	236	263,620	5,645	269,501
Consumer	3,282	797	—	4,079	260,871	3,162	268,112
Total gross loans and leases receivable held to maturity	$18,687	$1,500	$—	$20,187	$2,837,672	$47,088	$2,904,947
December 31, 2012
Commercial	$1,143	$525	$—	$1,668	$708,459	$2,181	$712,308
Commercial real estate	1,631	494	—	2,125	1,259,112	27,947	1,289,184
Total commercial and commercial real estate	2,774	1,019	—	3,793	1,967,571	30,128	2,001,492
Agricultural and agricultural real estate	687	—	—	687	324,545	3,079	328,311
Residential real estate	1,278	234	—	1,512	241,860	6,317	249,689
Consumer	2,434	803	—	3,237	238,809	3,632	245,678
Total gross loans and leases receivable held to maturity	$7,173	$2,056	$—	$9,229	$2,772,785	$43,156	$2,825,170

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid contractual balance at September 30, 2013, and December 31, 2012; the outstanding loan balance recorded on the consolidated balance sheets at September 30, 2013, and December 31, 2012; any related allowance recorded for those loans as of September 30, 2013, and December 31, 2012; the average outstanding loan balance recorded on the consolidated balance sheets during the three months and nine months ended September 30, 2013, and year ended December 31, 2012; and the interest income recognized on the impaired loans during the three months and nine months ended September 30, 2013, and year ended December 31, 2012, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to- Date Avg. Loan Balance	Quarter-to- Date Interest Income Recognized	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
September 30, 2013
Impaired loans with a related allowance:
Commercial	$15,026	$15,026	$3,178	$5,892	$21	$3,560	$51
Commercial real estate	7,223	7,027	838	8,494	81	7,625	250
Total commercial and commercial real estate	22,249	22,053	4,016	14,386	102	11,185	301
Agricultural and agricultural real estate	7,363	7,363	619	12,965	22	6,885	65
Residential real estate	2,746	2,736	678	3,187	3	3,330	13
Consumer	3,706	3,706	1,828	3,591	32	3,483	82
Total loans held to maturity	$36,064	$35,858	$7,141	$34,129	$159	$24,883	$461
Impaired loans without a related allowance:
Commercial	$7,512	$6,670	$—	$14,980	$44	$10,242	$56
Commercial real estate	26,390	20,991	—	19,507	171	26,630	284
Total commercial and commercial real estate	33,902	27,661	—	34,487	215	36,872	340
Agricultural and agricultural real estate	11,886	11,886	—	6,691	125	10,828	370
Residential real estate	4,782	4,250	—	4,463	23	4,102	62
Consumer	1,494	1,479	—	1,501	9	1,505	24
Total loans held to maturity	$52,064	$45,276	$—	$47,142	$372	$53,307	$796
Total impaired loans held to maturity:
Commercial	$22,538	$21,696	$3,178	$20,872	$65	$13,802	$107
Commercial real estate	33,613	28,018	838	28,001	252	34,255	534
Total commercial and commercial real estate	56,151	49,714	4,016	48,873	317	48,057	641
Agricultural and agricultural real estate	19,249	19,249	619	19,656	147	17,713	435
Residential real estate	7,528	6,986	678	7,650	26	7,432	75
Consumer	5,200	5,185	1,828	5,092	41	4,988	106
Total impaired loans held to maturity	$88,128	$81,134	$7,141	$81,271	$531	$78,190	$1,257

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2012
Impaired loans with a related allowance:
Commercial	$2,904	$2,904	$1,350	$5,082	$88
Commercial real estate	6,403	6,384	1,112	12,671	813
Total commercial and commercial real estate	9,307	9,288	2,462	17,753	901
Agricultural and agricultural real estate	1,493	1,493	109	379	83
Residential real estate	3,197	3,170	783	2,737	89
Consumer	3,876	3,836	1,270	3,781	204
Total loans held to maturity	$17,873	$17,787	$4,624	$24,650	$1,277
Impaired loans without a related allowance:
Commercial	$6,596	$6,127	$—	$3,813	$186
Commercial real estate	48,967	39,199	—	41,814	689
Total commercial and commercial real estate	55,563	45,326	—	45,627	875
Agricultural and agricultural real estate	14,654	14,635	—	13,728	539
Residential real estate	4,741	4,273	—	3,861	65
Consumer	1,708	1,555	—	1,630	18
Total loans held to maturity	$76,666	$65,789	$—	$64,846	$1,497
Total impaired loans held to maturity:
Commercial	$9,500	$9,031	$1,350	$8,895	$274
Commercial real estate	55,370	45,583	1,112	54,485	1,502
Total commercial and commercial real estate	64,870	54,614	2,462	63,380	1,776
Agricultural and agricultural real estate	16,147	16,128	109	14,107	622
Residential real estate	7,938	7,443	783	6,598	154
Consumer	5,584	5,391	1,270	5,411	222
Total impaired loans held to maturity	$94,539	$83,576	$4,624	$89,496	$2,774

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

The carrying amount of the loans covered by these loss share agreements at September 30, 2013, and December 31, 2012, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	September 30, 2013			December 31, 2012
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$530	$1,872	$2,402	$598	$2,476	$3,074
Agricultural and agricultural real estate	—	446	446	—	748	748
Residential real estate	—	2,433	2,433	—	2,645	2,645
Consumer loans	500	95	595	89	697	786
Total Covered Loans	$1,030	$4,846	$5,876	$687	$6,566	$7,253

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At September 30, 2013, and December 31, 2012, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at September 30, 2013, and December 31, 2012.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months and nine months ended September 30, 2013, and September 30, 2012, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at June 30, 2013	$9,436	$13,671	$3,055	$3,580	$7,881	$—	$—	$37,623
Charge-offs	(163)	(630)	—	(450)	(1,270)	—	—	(2,513)
Recoveries	78	514	1	76	383	—	—	1,052
Provision	3,745	488	(240)	331	825	—	—	5,149
Balance at September 30, 2013	$13,096	$14,043	$2,816	$3,537	$7,819	$—	$—	$41,311

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$—	$38,715
Charge-offs	(1,422)	(2,561)	(23)	(856)	(3,488)	—	—	(8,350)
Recoveries	983	1,279	100	102	834	—	—	3,298
Provision	2,147	852	601	748	3,300	—	—	7,648
Balance at September 30, 2013	$13,096	$14,043	$2,816	$3,537	$7,819	$—	$—	$41,311

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at June 30, 2012	$10,287	$17,057	$2,002	$3,899	$8,193	$1	$—	$41,439
Charge-offs	(107)	(1,668)	(1)	(100)	(1,174)	—	—	(3,050)
Recoveries	1,550	717	1	95	151	—	—	2,514
Provision	(462)	(806)	55	(26)	738	(1)	—	(502)
Balance at September 30, 2012	$11,268	$15,300	$2,057	$3,868	$7,908	$—	$—	$40,401

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Leases	Unallocated	Total
Balance at December 31, 2011	$10,547	$14,621	$1,763	$3,001	$6,874	$2	$—	$36,808
Charge-offs	(814)	(2,762)	(1)	(376)	(2,959)	—	—	(6,912)
Recoveries	1,799	2,996	82	161	615	—	—	5,653
Provision	(264)	445	213	1,082	3,378	(2)	—	4,852
Balance at September 30, 2012	$11,268	$15,300	$2,057	$3,868	$7,908	$—	$—	$40,401

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $30.6 million at both September 30, 2013, and December 31, 2012.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2013, and December 31, 2012, are presented in the table below, in thousands:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$11,668	$9,887	$1,781	$11,668	$9,327	$2,341
Mortgage servicing rights	31,095	9,899	21,196	22,892	7,239	15,653
Customer relationship intangible	1,177	719	458	1,177	685	492
Total	$43,940	$20,505	$23,435	$35,737	$17,251	$18,486

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Three months ending December 31, 2013	$181	$1,575	$11	$1,767
Year ending December 31,
2014	468	6,540	43	7,051
2015	267	5,232	42	5,541
2016	238	3,924	41	4,203
2017	212	2,616	40	2,868
2018	187	1,309	39	1,535
Thereafter	228	—	242	470

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2013. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $2.89 billion and $2.20 billion as of September 30, 2013, and December 31, 2012, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $31.2 million and $16.0 million at September 30, 2013, and December 31, 2012, respectively. Valuation allowances of $0 and $496,000 were required as of September 30, 2013, and December 31, 2012, respectively.

The majority of Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), which are separated into 15- and 30-year tranches. At September 30, 2013, the 30-year tranche had a fair value of $23.6 million in comparison with the book value of $16.2 million. At December 31, 2012, the 30-year tranche had a fair value of $12.6 million in comparison with the book value of $12.6 million, which was net of the related valuation allowance of $496,000. At September 30, 2013, the 15-year tranche had a fair value of $4.8 million in comparison with the book value of $3.2 million. At December 31, 2012, the 15-year tranche had a fair value of $3.3 million in comparison with the book value of $3.0 million.

In addition to servicing FNMA and FHLMC loans, Heartland became an authorized servicer of Government National Mortgage Association ("GNMA") mortgages in late 2012. At September 30, 2013, the GNMA tranche had a fair value of $2.8 million and a book value of $1.8 million.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2013	2012
Balance at January 1	$15,653	$11,276
Originations	10,595	7,916
Amortization	(5,548)	(4,727)
Valuation adjustment	496	(674)
Balance at September 30	$21,196	$13,791

NOTE 7: BORROWINGS

On June 14, 2013, Heartland replaced one of its $5.0 million unsecured revolving lines of credit at an unaffiliated bank with a $20.0 million unsecured revolving line of credit at the same unaffiliated bank, resulting in a total borrowing capacity of up to $25.0 million at any one time. The new agreement matures on June 14, 2014. Heartland had no outstanding balance on its two lines of credit as of September 30, 2013.

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, and forward sales of mortgage securities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $6.2 million and $6.7 million of cash as collateral at September 30, 2013, and December 31, 2012, respectively. Heartland's counterparties were required to pledge $15,000 and $0 at September 30, 2013, and December 31, 2012, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 9, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the nine months ended September 30, 2013, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.6 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.1 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at September 30, 2013, and December 31, 2012, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2013
Interest rate swap	$12,046	$(509)	Other Liabilities	2.930%	5.140%	04/20/2016
Interest rate swap	25,000	(289)	Other Liabilities	0.254%	2.580%	03/17/2014
Interest rate swap	20,000	(1,637)	Other Liabilities	0.260%	3.220%	03/01/2017
Interest rate swap	20,000	(1,905)	Other Liabilities	0.271%	3.355%	01/07/2020
December 31, 2012
Interest rate swap	$13,002	$(711)	Other Liabilities	2.961%	5.140%	04/20/2016
Interest rate swap	25,000	(708)	Other Liabilities	0.308%	2.580%	03/17/2014
Interest rate swap	20,000	(2,186)	Other Liabilities	0.311%	3.220%	03/01/2017
Interest rate swap	20,000	(3,020)	Other Liabilities	0.351%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2013, and September 30, 2012, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
September 30, 2013
Interest rate swap	$203	Interest Expense	$(210)	Other Income	$—
Interest rate swap	419	Interest Expense	(436)	Other Income	—
Interest rate swap	548	Interest Expense	(446)	Other Income	—
Interest rate swap	1,115	Interest Expense	(460)	Other Income	—
September 30, 2012
Interest rate swap	$(58)	Interest Expense	$(226)	Other Income	$—
Interest rate swap	189	Interest Expense	(397)	Other Income	—
Interest rate swap	(262)	Interest Expense	(421)	Other Income	—
Interest rate swap	(606)	Interest Expense	(442)	Other Income	—

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at September 30, 2013, and December 31, 2012, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2013
Interest rate lock commitments (mortgage)	Other Assets	$104,098	$4,601
Forward commitments	Other Assets	69,100	1,271
Forward commitments	Other Liabilities	185,942	(3,320)
December 31, 2012
Interest rate lock commitments (mortgage)	Other Assets	$267,397	$9,353
Forward commitments	Other Assets	168,910	462
Forward commitments	Other Liabilities	351,996	(1,221)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the nine months ended September 30, 2013, and September 30, 2012, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
September 30, 2013
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(6,047)
Forward commitments	Gains on sale of loans held for sale	(1,289)
September 30, 2012
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$12,759
Forward commitments	Gains on sale of loans held for sale	(3,870)

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

Mortgage Servicing Rights
Mortgage servicing rights assets represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. Heartland uses the amortization method (i.e., the lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, to determine the carrying value of its mortgage servicing rights. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. Heartland classifies mortgage servicing rights as nonrecurring with Level 3 measurement inputs.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, and December 31, 2012, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned
Other real estate owned ("OREO") represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the fair value of the property at the time of acquisition (representing the property's cost basis), plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Heartland considers third party appraisals, as well as independent fair value assessments from realtors or persons involved in selling OREO, in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Heartland periodically reviews OREO to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. OREO is classified as nonrecurring Level 3.

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Trading securities	$1,219	$1,219	$—	$—
Securities available for sale	1,391,610	8,028	1,378,625	4,957
Derivative assets	5,872	—	5,872	—
Total assets at fair value	$1,398,701	$9,247	$1,384,497	$4,957
Derivative liabilities	$7,660	$—	$7,660	$—
Total liabilities at fair value	$7,660	$—	$7,660	$—
December 31, 2012
Trading securities	$380	$380	$—	$—
Securities available for sale	1,506,075	12,811	1,488,924	4,340
Derivative assets	9,815	—	9,815	—
Total assets at fair value	$1,516,270	$13,191	$1,498,739	$4,340
Derivative liabilities	$7,846	$—	$7,846	$—
Total liabilities at fair value	$7,846	$—	$7,846	$—

There were no transfers between Levels 1, 2, or 3 during the three month and nine month periods ended September 30, 2013.

As of December 31, 2012, Heartland revised the classification of government sponsored agency securities from previous filings. In previous filings, government sponsored agency securities were classified as Level 1 under ASC 820. Heartland revised the classifications to Level 2 as of December 31, 2012, as the determination of fair value requires model based pricing or pricing based on similar securities. The resulting change in presentation does not have a material impact on the financial statements and did not affect the method by which Heartland estimates fair value, nor the resulting fair values.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$12,455	$—	$—	$12,455	$472
Commercial real estate	8,004	—	—	8,004	1,374
Agricultural and agricultural real estate	6,749	—	—	6,749	—
Residential real estate	3,284	—	—	3,284	—
Consumer	1,936	—	—	1,936	14
Total collateral dependent impaired loans	$32,428	$—	$—	$32,428	$1,860
Other real estate owned	$33,018	$—	$—	$33,018	$2,440

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans
Commercial	$7,681	$—	$—	$7,681	$1,799
Commercial real estate	44,471	—	—	44,471	6,898
Agricultural and agricultural real estate	16,019	—	—	16,019	1
Residential real estate	6,660	—	—	6,660	988
Consumer	4,121	—	—	4,121	4,818
Total collateral dependent impaired loans	$78,952	$—	$—	$78,952	$14,504
Other real estate owned	$35,822	$—	$—	$35,822	$6,953
Mortgage servicing rights	$15,956	$—	$—	$15,956	$477

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 9/30/13	Valuation Technique	Unobservable Input	Range (Weighted Average)
z-TRANCHE Securities	$4,957	Discounted cash flows	Pretax discount rate	7.00 - 9.00%
			Actual defaults	12.71-20.14% (15.52%)
			Actual deferrals	6.25-22.35% (11.32%)
Collateral dependent impaired loans:
Commercial	12,455	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	8,004	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	6,749	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	3,284	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	1,936	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	33,018	Modified appraised value	Third party appraisal	NM*
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

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 12/31/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
z-TRANCHE Securities	$4,340	Discounted cash flows	Pretax discount rate	8.00 - 10.00%
			Actual defaults	13.94-20.94% (15.52%)
			Actual deferrals	6.30-23.71% (11.32%)
Collateral dependent impaired loans:
Commercial	7,681	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	44,471	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	16,019	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	6,660	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	4,121	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	35,822	Modified appraised value	Third party appraisal	NM*
			Appraisal discount
Mortgage servicing rights	15,956	Discounted cash flows	Prepayment speeds, servicing costs and escrow analysis	Average CPR Life 12.99 - 18.71% (18.05%)

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

The changes in fair value of Level 3 assets that are measured on a recurring basis are summarized in the following table, in thousands:

	For the Nine Months Ended	For the Year Ended
	September 30, 2013	December 31, 2012
Balance at January 1,	$4,340	$3,243
Total gains (losses):
Included in earnings	642	—
Included in other comprehensive income	794	938
Purchases, issuances, sales and settlements:
Purchases	—	195
Sales	(651)	—
Settlements	(168)	(36)
Balance at period end	$4,957	$4,340

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of September 30, 2013, and December 31, 2012, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$165,008	$165,008	$165,008	$—	$—
Time deposits in other financial institutions	3,605	3,605	3,605	—	—
Securities:
Trading	1,219	1,219	1,219	—	—
Available for sale	1,391,610	1,391,610	8,028	1,378,625	4,957
Held to maturity	53,841	53,893	—	53,893	—
Total securities	1,446,670	1,446,722	9,247	1,432,518	4,957
Loans held for sale	61,326	61,640	—	61,640	—
Loans, net:
Commercial	741,728	735,522	—	723,067	12,455
Commercial real estate	1,274,043	1,276,194	—	1,268,190	8,004
Agricultural and agricultural real estate	322,502	323,236	—	316,487	6,749
Residential real estate	267,341	259,334	—	256,050	3,284
Consumer	260,657	263,888	—	261,952	1,936
Total Loans, net	2,866,271	2,858,174	—	2,825,746	32,428
Derivatives	5,872	5,872	—	5,872	—
Financial liabilities:
Deposits
Demand deposits	1,073,688	1,073,688	—	1,073,688	—
Savings deposits	2,043,397	2,043,397	—	2,043,397	—
Time deposits	807,913	807,913	—	807,913	—
Short term borrowings	224,048	224,048	—	224,048	—
Other borrowings	322,538	321,074	—	321,074	—
Derivatives	7,660	7,660	—	7,660	—

			Fair Value Measurements at December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$168,054	$168,054	$168,054	$—	$—
Securities:
Trading	380	380	380	—	—
Available for sale	1,506,075	1,506,075	12,811	1,488,924	4,340
Held to maturity	55,502	55,982	—	55,982	—
Total securities	1,561,957	1,562,437	13,191	1,544,906	4,340
Loans held for sale	96,165	96,165	—	96,165	—
Loans, net:
Commercial	700,225	691,605	—	683,924	7,681
Commercial real estate	1,275,770	1,281,031	—	1,236,560	44,471
Agricultural and agricultural real estate	326,867	329,443	—	313,424	16,019
Residential real estate	248,608	237,050	—	230,390	6,660
Consumer	238,617	241,978	—	237,857	4,121
Total Loans, net	2,790,087	2,781,107	—	2,702,155	78,952
Mortgage derivatives	9,815	9,815	—	9,815	—
Financial liabilities:
Deposits
Demand deposits	974,232	974,232	—	974,232	—
Savings deposits	2,004,438	2,004,438	—	2,004,438	—
Time deposits	866,990	866,990	—	866,990	—
Short term borrowings	224,626	224,626	—	224,626	—
Other borrowings	389,025	376,422	—	376,422	—
Derivatives	7,846	7,846	—	7,846	—

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

NOTE 10: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and is consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three-month and nine-month periods ended September 30, 2013, and 2012, in thousands.

	Three Months Ended September 30,
	2013			2012
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$39,291	$589	$39,880	$36,412	$400	$36,812
Provision for loan losses	5,149	—	5,149	(502)	—	(502)
Total noninterest income	12,309	8,409	20,718	13,988	15,778	29,766
Total noninterest expense	36,813	10,334	47,147	35,597	11,562	47,159
Income (loss) before taxes	$9,638	$(1,336)	$8,302	$15,305	$4,616	$19,921
Segment Assets	$4,825,781	$86,949	$4,912,730	$4,467,574	$125,623	$4,593,197
Average Loans	$2,867,933	$69,575	$2,937,508	$2,628,811	$98,995	$2,727,806

	Nine Months Ended September 30,
	2013			2012
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$115,968	$1,503	$117,471	$110,332	$1,850	$112,182
Provision for loan losses	7,648	—	7,648	4,852	—	4,852
Total noninterest income	37,630	34,414	72,044	40,902	40,530	81,432
Total noninterest expense	108,877	33,783	142,660	99,902	28,856	128,758
Income (loss) before taxes	$37,073	$2,134	$39,207	$46,480	$13,524	$60,004
Segment Assets	$4,825,781	$86,949	$4,912,730	$4,467,574	$125,623	$4,593,197
Average Loans	$2,820,418	$86,552	$2,906,970	$2,570,493	$90,063	$2,660,556

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2012. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

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

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans held for sale, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan and lease losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums and net losses on repossessed assets.

Net income was $6.8 million for the quarter ended September 30, 2013, which was a decrease from the $13.6 million recorded for the third quarter of 2012. Net income available to common stockholders was $6.5 million, or $0.38 per diluted common share, for the quarter ended September 30, 2013, compared to $12.6 million, or $0.75 per diluted common share, for the third quarter of 2012. Return on average common equity was 8.38% and return on average assets was 0.53% for the third quarter of 2013, compared to 16.79% and 1.11%, respectively, for the same quarter in 2012.

Earnings for the third quarter of 2013 were below earnings for the third quarter of 2012, primarily as a result of an $8.5 million decrease in gains on sale of loans held for sale and a $4.1 million decrease in securities gains, coupled with a $5.6 million increase in provision for loan and lease losses. A substantial portion of the decreased gains on sale of loans held for sale resulted from changes in the residential mortgage loan market where interest rates began to increase, resulting in a decline, rather than an increase, in the volume of loans originated through Heartland's mortgage banking operations. In addition, these higher rates lowered the value of such loans between commitment, origination and sale into the secondary market, and corresponding declines in the value of rate lock commitments. Positively affecting earnings for the third quarter of 2013, in comparison to the third quarter of 2012, were an increase in net interest income and a decrease in net loss on repossessed assets. Loan growth was strong during the third quarter of 2013.

Net income recorded for the first nine months of 2013 was $28.9 million, compared to $40.4 million recorded during the first nine months of 2012. Net income available to common stockholders was $28.0 million, or $1.63 per diluted common share, for the nine months ended September 30, 2013, compared to $37.4 million, or $2.24 per diluted common share, for the first nine months of 2012. Return on average common equity was 11.63% and return on average assets was 0.76% for the first nine months of 2013, compared to 17.44% and 1.14%, respectively, for the same period in 2012.

Earnings for the first nine months of 2013, in comparison to the first nine months of 2012, were most positively affected by increases in net interest income, loan servicing income and service charges and fees, combined with a decrease in net loss on repossessed assets. In addition to a decline in gains on sale of loans held for sale during the first nine months of 2013, reduced securities gains and significant increases in salaries and employee benefits, the increased provision for loan and lease losses, occupancy and furniture and equipment expenses more than offset the improvements discussed above. The earnings for the first nine months of 2012 included the two best quarterly earnings in Heartland's history.

Total assets were $4.91 billion at September 30, 2013, a decrease of $77.8 million or 2% annualized since December 31, 2012. Securities represented 29% of total assets at September 30, 2013, compared to 31% at year-end 2012 as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth.

Total loans and leases held to maturity were $2.90 billion at September 30, 2013, compared to $2.82 billion at year-end 2012, an increase of $80.2 million or 4% annualized. Loan demand continued to pick up during the third quarter of 2013, resulting in growth of $69.3 million or 10% annualized. During the second quarter of 2013, loan growth was $42.5 million or 6% annualized.

Total deposits were $3.92 billion at September 30, 2013, compared to $3.85 billion at year-end 2012, an increase of $79.3 million or 3% annualized. The composition of Heartland's deposits continued its positive trend as no-cost demand deposits as a percentage of total deposits were 27% at both September 30, 2013, and June 30, 2013, compared to 25% at both March 31, 2013, and December 31, 2012, while higher-cost certificates of deposit as a percentage of total deposits were 21% at September 30, 2013, compared to 22% at both June 30, 2013, and March 31, 2013, and 23% at December 31, 2012.

Common stockholders' equity was $314.9 million at September 30, 2013, compared to $313.4 million at June 30, 2013, and $320.1 million at year-end 2012. Book value per common share was $18.58 at September 30, 2013, compared to $18.51 at June 30, 2013, and $19.02 at year-end 2012. As a result of increases in market interest rates on many debt securities during the second and third quarters of 2013, Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $11.2 million at September 30, 2013, and $7.5 million at June 30, 2013, compared to an unrealized gain of $17.4 million at March 31, 2013, and $20.5 million at December 31, 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.81% during the third quarter of 2013 compared to 3.71% during the second quarter of 2013, 3.77% during the first quarter of 2013 and 3.84% for the third quarter of 2012. For the nine-month periods ended September 30, net interest margin was 3.77% during 2013 and 4.03% during 2012. The year-over-year declines are a result of the sustained low interest rate environment where yields on the securities and loan portfolios declined at a greater pace than rates paid on deposits and other borrowings. The sequential quarterly increase during the third quarter of 2013 was primarily attributable to improved yields on the securities portfolio as lower-yielding securities matured or were sold and the premium amortization on mortgage-backed securities decreased as a result of a slowing in prepayment speeds. With deposit rates at close to the bottom of their manageable range and reinvestment rates on maturing securities at dramatically lower levels, the sustainability of net interest margin as a percentage at current levels will be contingent on management's ability to shift dollars from the securities portfolio into the loan portfolio. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

On a tax-equivalent basis, interest income in the third quarter of 2013 was $50.8 million compared to $48.5 million in the third quarter of 2012, an increase of $2.3 million or 5%. For the first nine months of 2013, interest income on a tax-equivalent basis was $150.9 million compared to $147.2 million during the same period in 2012, an increase of $3.7 million or 3%. Average earning assets increased $376.5 million or 9% during the third quarter of 2013 compared to the third quarter of 2012 and $528.7 million or 14% during the first nine months of 2013 compared to the same period in 2012, with approximately $225.0 million of the growth in both periods attributable to the three acquisitions completed during the second half of 2012. The average interest rate earned on total average earning assets was 4.58% during the third quarter of 2013 compared to 4.80% during the third quarter of 2012. For the first nine months of the year, the average interest rate earned on these assets was 4.56% during 2013 compared to 5.05% during 2012.

Interest expense for the third quarter of 2013 was $8.5 million, a decrease of $1.2 million or 12% from $9.7 million in the third quarter of 2012. On a nine-month comparative basis, interest expense decreased $3.2 million or 11%. Even though average interest bearing liabilities increased $177.8 million or 5% for the quarter ended September 30, 2013, as compared to the same quarter in 2012, and $266.4 million or 8% for the nine-month period ended on September 30, 2013, as compared to the same nine-month period in 2012, the average interest rate paid on Heartland's deposits and borrowings declined 21 basis points during the quarterly period under comparison and 23 basis points during the nine-month period under comparison. Contributing to this improvement in interest expense was a continued change in the mix of deposits. Average savings balances, the lowest cost interest bearing deposits, as a percentage of total average interest bearing deposits, were 71% during the third quarter of 2013 and 70% during the first nine-month period of 2013 compared to 68% for both the third quarter and first nine months of 2012. Additionally, the average interest rate paid on savings deposits was 0.30% during the third quarter and 0.31% during the first nine months of 2013 compared to 0.38% during the third quarter and 0.39% during the first nine months of 2012. Even though long-term interest rates have trended upward, short-term interest rates have remained relatively stable and, provided this trend continues, management believes it may be able to further reduce Heartland's funding costs, but at a slower pace. Certificates of deposit maturing within the next six months total $210.3 million at an average interest rate of 1.67%. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.40% and 0.60%.

Net interest income on a tax-equivalent basis totaled $42.3 million during the third quarter of 2013, an increase of $3.5 million or 9% from the $38.8 million recorded during the third quarter of 2012. For the first nine months of 2013, net interest income on a tax-equivalent basis was $124.5 million, an increase of $6.9 million or 6% from the $117.6 million recorded during the first nine months of 2012.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Management supports a pricing discipline in which the focus is less on price and more on the unique value provided to business and retail clients. Approximately 40% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon a change in the national prime or LIBOR interest rate. Since nearly 70% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in LIBOR or the national prime interest rate would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 8 to the quarterly financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

The table below sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets with tax favorable treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 35%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favorable assets and dividing by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended September 30, 2013 and 2012
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning assets
Securities:
Taxable	$1,086,302	$4,803	1.75%	$1,008,820	$4,452	1.76%
Nontaxable(1)	401,083	5,297	5.24	316,409	4,455	5.60
Total securities	1,487,385	10,100	2.69	1,325,229	8,907	2.67
Interest bearing deposits	9,054	3	0.13	6,631	3	0.18
Federal funds sold	237	—	—	220	—	—
Loans and leases:
Commercial and commercial real estate(1)	2,020,895	25,461	5.00	1,907,128	25,210	5.26
Residential mortgage	327,185	3,423	4.15	301,166	3,324	4.39
Agricultural and agricultural real estate(1)	327,266	4,274	5.18	285,018	3,940	5.50
Consumer	262,162	6,144	9.30	234,494	5,798	9.84
Fees on loans	—	1,377	—	—	1,334	—
Less: allowance for loan and lease losses	(38,044)	—	—	(40,285)	—	—
Net loans and leases	2,899,464	40,679	5.57	2,687,521	39,606	5.86
Total earning assets	4,396,140	50,782	4.58%	4,019,601	48,516	4.80%
Nonearning assets	505,832			512,701
Total assets	$4,901,972			$4,532,302
Interest Bearing Liabilities
Savings	$1,985,496	$1,495	0.30%	$1,745,324	$1,683	0.38%
Time, $100,000 and over	301,633	1,056	1.39	290,236	1,179	1.62
Other time deposits	517,826	2,218	1.70	533,177	2,642	1.97
Short-term borrowings	277,041	131	0.19	289,213	215	0.30
Other borrowings	331,209	3,623	4.34	377,490	4,028	4.24
Total interest bearing liabilities	3,413,205	8,523	0.99%	3,235,440	9,747	1.20%
Noninterest bearing liabilities
Noninterest bearing deposits	1,056,669			847,073
Accrued interest and other liabilities	40,928			66,026
Total noninterest bearing liabilities	1,097,597			913,099
Stockholders' equity	391,170			383,763
Total liabilities and stockholders' equity	$4,901,972			$4,532,302
Net interest income(1)		$42,259			$38,769
Net interest spread(1)			3.59%			3.60%
Net interest income to total earning assets(1)			3.81%			3.84%
Interest bearing liabilities to earning assets	77.64%			80.49%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Nine Months Ended September 30, 2013 and 2012
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,153,876	$14,174	1.64%	$994,961	$17,050	2.29%
Nontaxable(1)	388,195	15,386	5.30	269,589	11,978	5.93
Total securities	1,542,071	29,560	2.56	1,264,550	29,028	3.07
Interest bearing deposits	9,216	9	0.13	5,684	5	0.12
Federal funds sold	672	—	—	599	1	0.22
Loans and leases:
Commercial and commercial real estate(1)	2,000,590	76,288	5.10	1,872,461	75,408	5.38
Residential mortgage	331,854	10,334	4.16	285,545	9,762	4.57
Agricultural and agricultural real estate(1)	321,671	12,843	5.34	276,145	11,802	5.71
Consumer	252,855	17,894	9.46	226,405	16,968	10.01
Fees on loans	—	4,009	—	—	4,239	—
Less: allowance for loan and lease losses	(38,230)	—	—	(39,365)	—	—
Net loans and leases	2,868,740	121,368	5.66	2,621,191	118,179	6.02
Total earning assets	4,420,699	150,937	4.56%	3,892,024	147,213	5.05%
Nonearning assets	486,737			478,895
Total assets	$4,907,436			$4,370,919
Interest Bearing Liabilities
Savings	$1,986,083	$4,637	0.31%	$1,717,213	$5,064	0.39%
Time, $100,000 and over	310,333	3,395	1.46	264,539	3,602	1.82
Other time deposits	532,291	6,879	1.73	528,839	8,217	2.08
Short-term borrowings	250,326	387	0.21	265,695	652	0.33
Other borrowings	339,923	11,122	4.37	376,298	12,114	4.30
Total interest bearing liabilities	3,418,956	26,420	1.03%	3,152,584	29,649	1.26%
Noninterest bearing liabilities
Noninterest bearing deposits	1,016,413			792,547
Accrued interest and other liabilities	67,650			54,951
Total noninterest bearing liabilities	1,084,063			847,498
Stockholders' Equity	404,417			370,837
Total Liabilities and Stockholders' Equity	$4,907,436			$4,370,919
Net interest income(1)		$124,517			$117,564
Net interest spread(1)			3.53%			3.79%
Net interest income to total earning assets(1)			3.77%			4.03%
Interest bearing liabilities to earning assets	77.34%			81.00%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $5.1 million for the third quarter of 2013 compared to a negative $502,000 for the third quarter of 2012. For the first nine months of 2013, provision for loan losses was $7.6 million compared to $4.8 million for the first nine months of 2012, a $2.8 million or 58% increase. During the third quarter of 2013, a $2.2 million impairment reserve was recorded on a $13.0 million secured loan to a bank holding company. Although not delinquent, this loan was moved to non-accrual status as of September 30, 2013, based upon management's assessment.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2012, and under the caption "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of September 30, 2013, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three-month and nine-month periods indicated, in thousands:

	Three Months Ended September 30,
	2013	2012	Change	% Change
Noninterest Income:
Service charges and fees	$4,487	$3,944	$543	14%
Loan servicing income	3,984	3,016	968	32
Trust fees	2,918	2,667	251	9
Brokerage and insurance commissions	1,277	908	369	41
Securities gains, net	1,118	5,212	(4,094)	(79)
Gain (loss) on trading account securities, net	263	(163)	426	261
Impairment loss on securities	—	—	—	—
Gains on sale of loans held for sale	5,251	13,750	(8,499)	(62)
Valuation adjustment on mortgage servicing rights	—	(493)	493	100
Income on bank owned life insurance	409	382	27	7
Other noninterest income	1,011	543	468	86
Total noninterest income	$20,718	$29,766	$(9,048)	(30)%

	Nine Months Ended September 30,
	2013	2012	Change	% Change
Noninterest Income:
Service charges and fees	$12,775	$11,240	$1,535	14%
Loan servicing income	11,461	7,832	3,629	46
Trust fees	8,764	7,940	824	10
Brokerage and insurance commissions	3,315	2,757	558	20
Securities gains, net	6,612	14,106	(7,494)	(53)
Gain (loss) on trading account securities, net	839	(117)	956	817
Impairment loss on securities	—	(981)	981	100
Gains on sale of loans held for sale	24,246	34,941	(10,695)	(31)
Valuation adjustment on mortgage servicing rights	496	(674)	1,170	174
Income on bank owned life insurance	1,129	1,131	(2)	—
Other noninterest income	2,407	3,257	(850)	(26)
Total noninterest income	$72,044	$81,432	$(9,388)	(12)%

Noninterest income was $20.7 million during the third quarter of 2013 compared to $29.8 million during the third quarter of 2012, a decrease of $9.0 million or 30%. For the nine-month period ended September 30, noninterest income was $72.0 million in 2013 compared to $81.4 million in 2012, a decrease of $9.4 million or 12%. Although noninterest income was negatively affected by decreased gains on sale of loans held for sale and securities gains in both the quarterly and nine-month comparative periods, these decreases were partially offset by increases in loan servicing income and other fee income categories.

Service charges and fees increased $543,000 or 14% during the quarters under comparison and $1.5 million or 14% during the nine-month periods under comparison. Service charges on checking and savings accounts recorded during the third quarter of 2013 were $1.2 million compared to $1.0 million during the third quarter of 2012, an increase of $222,000 or 22%. For the nine months ended September 30, service charges on checking and savings accounts totaled $3.6 million during 2013 compared to $2.9 million during 2012, an increase of $639,000 or 22%. Overdraft fees were $1.5 million during the third quarter of both 2013 and 2012. For the nine months ended September 30, overdraft fees totaled $4.2 million during 2013 compared to $4.0 million during 2012, an increase of $262,000 or 7%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.5 million during the third quarter of 2013 compared to $1.3 million during the third quarter of 2012, an increase of $234,000 or 18%. These same fees were $4.4 million during the first nine months of 2013 compared to $3.9 million during the first nine months of 2012, an increase of $515,000 or 13%. These increases are primarily attributable to a larger demand deposit customer base in 2013, a portion of which is due to the acquisitions completed during the last half of 2012.

Loan servicing income increased $968,000 or 32% for the third quarter of 2013 as compared to the third quarter of 2012 and $3.6 million or 46% for the nine-month period ended September 30, 2013, as compared to the same period in 2012. Mortgage servicing rights income, a component of loan servicing income, is dependent upon the level of loans originated and sold into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans and by the size of Heartland's residential mortgage origination operations. Although mortgage loan interest rates began to increase during the second quarter of 2013, because of its expansion of mortgage banking operations, Heartland's mortgage loan originations increased during the first half of 2013 relative to the first half of 2012, but decreased in the third quarter of 2013 relative to the same period in 2012. Mortgage servicing rights income was $3.4 million during the third quarter of 2013 compared to $3.3 million during the third quarter of 2012 and $10.6 million during the first nine months of 2013 compared to $7.9 million during the first nine months of 2012. Amortization of mortgage servicing rights was $1.8 million during the third quarter of 2013 compared to $1.9 million during the third quarter of 2012 and $5.5 million during the first nine months of 2013 compared to $4.7 million during the first nine months of 2012.

Loan servicing income also includes the fees collected for the servicing of mortgage loans for others, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $1.9 million during the third quarter of 2013 compared to $1.1 million during the third quarter of 2012, an increase of $780,000 or 69%. For the first nine months of 2013, fees collected for the servicing of mortgage loans for others was $4.9 million compared to $3.1 million during the first nine months of 2012, an increase of $1.8 million or 58%. The portfolio of mortgage loans serviced for others by Heartland totaled $2.89 billion at September 30, 2013, compared to $1.96 billion at September 30, 2012.

Gains on sale of loans held for sale totaled $5.3 million during the third quarter of 2013 compared to $13.8 million during the third quarter of 2012, a decrease of $8.5 million or 62%. During the first nine months of 2013, gains on sale of loans held for sale totaled $24.2 million compared to $34.9 million during the first nine months of 2012, a $10.7 million or 31% decrease. The volume of residential mortgage loans sold totaled $336.8 million during the third quarter of 2013 compared to $448.7 million during the third quarter of 2012, and totaled $1.21 billion during the first nine months of 2013 compared to $1.05 billion during the first nine months of 2012. Heartland management anticipates the volume of residential mortgage loans sold during the fourth quarter of 2013 to remain consistent with the volumes experienced during the third quarter of 2013. Gains on sale of loans held for sale result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives.

As reflected in the table below, on a sequential quarterly basis, residential mortgage loan originations and the gains on sale of residential mortgage loans and the mortgage servicing rights income they create, decreased in the first three quarters of 2013 as compared to the last two quarters of 2012. These decreases resulted primarily from the seasonality typically experienced in mortgage loan activity during the first quarter of the year, coupled with an increase in residential mortgage loan interest rates and corresponding decrease in refinancing activity. Heartland is committed to achieving long term success in the mortgage banking business which depends on its ability to shift toward the origination of loans for the purchase of new homes versus the refinance of mortgages on existing homes. For the third quarter of 2013, refinancing activity represented 34% of total mortgage loan originations compared to 50% of total mortgage loan originations during the second quarter of 2013, 70% during the first quarter of 2013, 71% during the fourth quarter of 2012 and 64% during the third quarter of 2012. Additionally, Heartland continues to look for expansion opportunities in new and existing markets. It recently opened a loan production office in Milwaukee, Wisconsin, and is in the process of opening locations in Portland, Oregon; Seattle, Washington; and Kansas City, Kansas.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Mortgage Servicing Fees	$1,903	$1,613	$1,430	$1,304	$1,123
Mortgage Servicing Rights Income	3,385	3,965	3,245	3,535	3,316
Mortgage Servicing Rights Amortization	(1,811)	(1,976)	(1,761)	(1,871)	(1,896)
Total Residential Mortgage Loan Servicing Income	$3,477	$3,602	$2,914	$2,968	$2,543
Valuation Adjustment on Mortgage Servicing Rights	$—	$—	$496	$197	$(493)
Gains On Sale of Residential Mortgage Loans	$5,279	$9,005	$9,641	$13,966	$13,750
Total Residential Mortgage Loan Applications	$416,128	$653,461	$556,890	$645,603	$672,382
Residential Mortgage Loans Originated	$349,012	$470,813	$432,974	$490,525	$488,658
Residential Mortgage Loans Sold	$336,780	$445,452	$424,931	$478,280	$448,704
Residential Mortgage Loan Servicing Portfolio	$2,887,667	$2,679,283	$2,428,067	$2,199,486	$1,963,567

Trust fees increased $251,000 or 9% during the third quarter of 2013 compared to the same quarter in 2012. For the nine-month period ended September 30, 2013, trust fees increased $824,000 or 10% compared to the same nine-month period in 2012. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.54 billion at September 30, 2013, compared to $1.33 billion at September 30, 2012. Those values fluctuate throughout the year as market conditions improve or decline.

Brokerage and insurance commissions increased $369,000 or 41% during the third quarter of 2013 compared to the same quarter in 2012. For the nine-month period ended September 30, 2013, brokerage and insurance commissions increased $558,000 or 20% compared to the same nine-month period in 2012. Brokerage and insurance commissions benefited from a more active securities market in 2013.

Securities gains totaled $1.1 million during the third quarter of 2013 compared to $5.2 million during the third quarter of 2012, and totaled $6.6 million during the first nine months of 2013 compared to $14.1 million during the first nine months of 2012.
As market interest rates began to increase in the second and third quarters of 2013, the value of Heartland's securities portfolio was impacted, making the realization of securities gains more difficult.

Offsetting, in part, the securities gains during the first nine months of 2012 was an impairment loss on three private-label mortgage-backed securities totaling $981,000 recorded during the first quarter of 2012. The charge related to a decline in the credit quality of these securities. Management does not anticipate further declines on these or any other securities within the portfolio due to credit quality, but will continue to monitor the portfolio for any further declines. Based on its analysis, management believes it is prudent to continue to hold these securities as their economic value exceeds their market value.

Trading securities contributed a net gain of $263,000 during the third quarter of 2013 compared to a net loss of $163,000 during the third quarter of 2012. For the nine-month period ended September 30, trading securities experienced a net gain of $839,000 during 2013 compared to a net loss of $117,000 during 2012. The net gains in 2013 were primarily attributable to shares of Fannie Mae preferred stock Heartland has held in its trading securities portfolio since 2008.

Other noninterest income totaled $1.0 million during the third quarter of 2013 compared to $543,000 during the third quarter of 2012, a $468,000 or 86% increase. Other noninterest income totaled $2.4 million during the first nine months of 2013 compared to $3.3 million during the first nine months of 2012, an $850,000 or 26% decrease. Payments due to or from the FDIC under loss share agreements are recorded in other noninterest income. For the third quarter of 2013, payments due from the FDIC under loss share agreements totaled $544,000 compared to $237,000 for the third quarter of 2012. For the nine-month period ended on September 30, payments due from the FDIC under loss share agreements totaled $552,000 during 2013 compared to $291,000 during 2012. Included in other noninterest income during the second quarter of 2013 was $438,000 in gains on two real estate properties obtained through collection efforts on nonperforming loans. Included in other noninterest income during the first quarter of 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three month and nine month periods indicated, in thousands:

	Three Months Ended September 30,
	2013	2012	Change	% Change
Noninterest Expenses:
Salaries and employee benefits	$28,847	$27,064	$1,783	7%
Occupancy	3,387	2,596	791	30
Furniture and equipment	1,917	1,541	376	24
Professional fees	4,486	4,217	269	6
FDIC insurance assessments	745	811	(66)	(8)
Advertising	1,360	1,183	177	15
Intangible assets amortization	196	146	50	34
Net loss on repossessed assets	1,069	3,775	(2,706)	(72)
Other noninterest expenses	5,140	5,826	(686)	(12)
Total Noninterest Expenses	$47,147	$47,159	$(12)	—%

	Nine Months Ended September 30,
	2013	2012	Change	% Change
Noninterest Expenses:
Salaries and employee benefits	$88,103	$76,444	$11,659	15%
Occupancy	9,796	7,612	2,184	29
Furniture and equipment	6,033	4,504	1,529	34
Professional fees	12,262	10,938	1,324	12
FDIC insurance assessments	2,508	2,482	26	1
Advertising	3,836	3,558	278	8
Intangible assets amortization	594	399	195	49
Net loss on repossessed assets	4,886	7,986	(3,100)	(39)
Other noninterest expenses	14,642	14,835	(193)	(1)
Total Noninterest Expenses	$142,660	$128,758	$13,902	11%

For both the third quarter of 2013 and the third quarter of 2012, noninterest expense totaled $47.1 million. For the nine-month period ended September 30, noninterest expense totaled $142.7 million in 2013 compared to $128.8 million in 2012, a $13.9 million or 11% increase. The primary contributors to this increase were salaries and employee benefits, occupancy, furniture and equipment, professional fees and other noninterest expenses.

The largest component of noninterest expense, salaries and employee benefits, increased $1.8 million or 7% during the third quarter of 2013 as compared to the same quarter in 2012 and $11.7 million or 15% for the nine-month period ended September 30, 2013, as compared to the same nine months in 2012. A large portion of these increases resulted from the expansion of Heartland's residential loan origination operations, with a smaller portion attributable to the additional employees joining Heartland through the acquisitions completed during the last two quarters of 2012. On a sequential quarterly basis, salaries and employee benefits expense decreased during the third quarter of 2013 and was relatively flat during the first half of 2013 as expansion of Heartland's mortgage banking operations slowed. Full-time equivalent employees totaled 1,655 on September 30, 2013, compared to 1,391 on September 30, 2012.

During the third quarter of 2013, occupancy expense increased $791,000 or 30% and furniture and equipment expense increased $376,000 or 24% when compared to the third quarter of 2012. For the nine-month period ended September 30, 2013, compared to the same nine-month period in 2012, occupancy expense increased $2.2 million or 29% and furniture and equipment expense increased $1.5 million or 34%. These increases primarily resulted from the residential loan origination operations expansion and the acquisitions completed during the last two quarters of 2012 and did not result in significant quarterly increases during 2013.

Professional fees increased $269,000 or 6% during the third quarter of 2013 compared to the third quarter of 2012 and $1.3 million or 12% during the first nine months of 2013 compared to the same nine months in 2012. These increases were primarily attributable to Heartland's expansion of its mortgage loan origination operations and Heartland's use of third-party providers.

The impact of the above increases was mitigated by a reduction in net losses in repossessed assets of $2.7 million or 72% for the third quarter of 2013 compared to the third quarter of 2012 and $3.1 million or 39% for the nine-month period ended September 30, 2013, compared to the same period in 2012.

Other noninterest expenses decreased $686,000 or 12% during the third quarter of 2013 compared to the third quarter of 2012 and $193,000 or 1% during the first nine months of 2013 compared to the first nine months of 2012. Included in noninterest expenses are provisions to a reserve for the potential buyback of residential mortgage loans which amounted to $145,000 during the third quarter of 2013 and $218,000 during the first nine months of 2013 compared to $1.5 million during the third quarter of 2012 and $2.1 million during the first nine months of 2012. Also included in the first quarter 2012 other noninterest expenses was a $302,000 charge for the early redemption of $5.0 million of trust preferred securities.

Income Taxes

Heartland's effective tax rate was 26.24% for the first nine months of 2013 compared to 32.73% for the first nine months of 2012. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $599,000 during the first nine months of both 2013 and 2012. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 33.37% during the first nine months of 2013 compared to 16.65% during the first nine months of 2012. The tax-equivalent adjustment for this tax-exempt interest income was $7.0 million during the first nine months of 2013 compared to $5.4 million during the first nine months of 2012.

Segment Reporting

Heartland has two reportable segments: community and other banking and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, gains on sales of loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 10 to our consolidated financial statements for further information regarding our segment reporting.

Income before taxes for the community and other banking segment for the third quarter of 2013 was $9.6 million compared to $15.3 million for the third quarter of 2012, a $5.7 million or 37% decrease. For the first nine months of 2013, income before taxes for the community and other banking segment was $37.1 million compared to $46.5 million for the first nine months of 2012, a $9.4 million or 20% decrease. The decreases in both periods were primarily a result of increased provision for loan and lease losses; decreased securities gains, partially offset by increases in the other noninterest income categories of services charges and fees, trust fees and brokerage and insurance commissions; and increased noninterest expenses, particularly in the categories of salaries and employee benefits, occupancy, furniture and equipment and professional fees, primarily as a result of the acquisitions completed in the third and fourth quarters of 2012. Net interest income of $39.3 million for the third quarter of 2013 was $2.9 million or 8% more than the net interest income of $36.4 million for the third quarter of 2012. For the first nine months of 2013, net interest income was $116.0 million, a $5.7 million or 5% increase over the $110.3 million recorded during the first nine months of 2012. Provision for loan and lease losses was $5.1 million for the third quarter of 2013, an increase of $5.6 million from the negative $502,000 recorded during the third quarter of 2012. For the nine-month period ended September 30, provision for loan and lease losses was $7.6 million during 2013 compared to $4.9 million during 2012, a $2.7 million or 55% increase. Noninterest income totaled $12.3 million during the third quarter of 2013 compared to $14.0 million during the third quarter of 2012, a $1.7 million or 12% decrease. For the nine-month period ended September 30, noninterest income was $37.6 million during 2013 compared to $40.9 million during 2012, a $3.3 million or 8% decrease. Noninterest expense was $36.8 million during the third quarter of 2013 compared to $35.6 million during the third quarter of 2012, an increase of $1.2 million or 3%. For the first nine months of 2013, noninterest expense totaled $108.9 million compared to $99.9 million during the first nine months of 2012, an increase of $9.0 million or 9%.

The retail mortgage banking segment recorded a loss before taxes of $1.3 million for the third quarter of 2013 compared to income before taxes of $4.6 million for the third quarter of 2012, a $5.9 million or 128% decrease. For the first nine months of 2013, income before taxes for the retail mortgage banking segment was $2.1 million compared to $13.5 million during the first nine months of 2012, a $11.4 million or 84% decrease. These decreases are reflective of the change in long-term interest rates during the second and third quarters of 2013 and the effect higher interest rates have on the gains on sale of loans into the secondary market. Also contributing to the decreases in income before taxes for the retail mortgage banking segment were additional expenses incurred during 2013 due to expansion efforts. Net interest income of $589,000 for the third quarter of 2013 was $189,000 or 47% percent more than the net interest income of $400,000 for the third quarter of 2012. For the first nine months of 2013, net interest income was $1.5 million compared to $1.8 million recorded during the first nine months of 2012, a $347,000 or 19% decrease. Noninterest income totaled $8.4 million during the third quarter of 2013 compared to $15.8 million during the third quarter of 2012, a $7.4 million or 47% decrease. For the nine-month period ended September 30, noninterest income was $34.4 million during 2013 compared to $40.5 million during 2012, a $6.1 million or 15% decrease. Noninterest expense was $10.3 million during the third quarter of 2013 compared to $11.6 million during the third quarter of 2012, a decrease of $1.3 million or 11%. For the first nine months of 2013, noninterest expense totaled $33.8 million compared to $28.9 million during the first nine months of 2012, an increase of $4.9 million or 17%.

FINANCIAL CONDITION

Total assets were $4.91 billion at September 30, 2013, a decrease of $77.8 million or 2% annualized since December 31, 2012.

Lending Activities

Total loans and leases held to maturity were $2.90 billion at September 30, 2013, compared to $2.82 billion at year-end 2012, an increase of $80.2 million or 4% annualized. Loan demand continued to pick up during the third quarter of 2013, resulting in growth of $69.3 million or 10% annualized. During the second quarter of 2013, loan growth was $42.5 million or 6% annualized. Heartland management expects loan growth during the fourth quarter of 2013 to be consistent with that experienced during the third quarter of 2013, which would result in loan growth of approximately $150 million or 5% for 2013. Commercial and commercial real estate loans, which totaled $2.04 billion at September 30, 2013, increased $41.5 million or 3% annualized since year-end 2012, with $38.1 million occurring during the third quarter and $14.1 million occurring during the second quarter. Residential mortgage loans, which totaled $269.5 million at September 30, 2013, increased $19.8 million or 11% annualized since year-end 2012, with growth of $20.9 million occurring during the third quarter and $8.2 million occurring during the second quarter. Agricultural and agricultural real estate loans, which totaled $324.3 million at September 30, 2013, decreased $4.0 million or 2% annualized since year-end 2012, with a decrease of $3.2 million occurring during the third quarter and growth of $12.9 million occurring during the second quarter. Consumer loans, which totaled $268.1 million at September 30, 2013, increased $22.4 million or 12% annualized since year-end 2012, with $13.3 million occurring during the third quarter and $7.8 million during the second quarter.

The initial 5.00% dividend rate payable on the preferred stock issued to the U.S. Treasury under the Small Business Lending Fund was subject to reduction during the second through ninth quarter after issuance (through September 30, 2013, for Heartland) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and could be reduced to as low as 1.00% if QSBL increased by ten percent or more over that period. After adjustments for acquisitions, Heartland's baseline amount was determined to be $1.01 billion, which required growth in QSBL of $101.0 million to have the dividend rate reduced to 1.00%. Through December 31, 2012, Heartland's QSBL had grown by $123.0 million or 12.1%, regressed to $103.2 million or 10.2% at March 31, 2013, $104.7 million or 10.4% at June 30, 2013, and $117.6 million at September 30, 2013. As a result of its QSBL, the dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury was 2.00% for the first quarter of 2013, 1.00% for the second and third quarters of 2013 and will be 1.00% for each quarter through March 2016.

The table below presents the composition of the loan portfolio as of September 30, 2013, and December 31, 2012, in thousands:

LOAN PORTFOLIO	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$755,658	26.00%	$712,308	25.22%
Commercial real estate	1,287,337	44.31	1,289,184	45.62
Agricultural and agricultural real estate	324,339	11.17	328,311	11.62
Residential mortgage	269,501	9.29	249,689	8.84
Consumer	268,112	9.23	245,678	8.70
Gross loans and leases receivable held to maturity	2,904,947	100.00%	2,825,170	100.00%
Unearned discount	(232)		(676)
Deferred loan fees	(3,009)		(2,945)
Total net loans and leases receivable held to maturity	2,901,706		2,821,549
Loans covered under loss share agreements:
Commercial and commercial real estate	$2,402	40.87%	$3,074	42.38%
Agricultural and agricultural real estate	446	7.59	748	10.31
Residential mortgage	2,433	41.41	2,645	36.47
Consumer	595	10.13	786	10.84
Total loans covered under loss share agreements	5,876	100.00%	7,253	100.00%
Allowance for loan and lease losses	(41,311)		(38,715)
Loans and leases receivable, net	$2,866,271		$2,790,087

Loans and leases secured by real estate, either fully or partially, totaled $1.87 billion or 64% of gross loans and leases at September 30, 2013. Of the non-farm, nonresidential real estate loans, 58% are owner occupied. The largest categories within Heartland's real estate secured loans at September 30, 2013, and December 31, 2012, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	September 30, 2013	December 31, 2012
Residential real estate, excluding residential construction and residential lot loans	$533,400	$523,071
Industrial, manufacturing, business and commercial	241,343	241,369
Agriculture	194,030	211,823
Retail	146,700	171,974
Office	167,504	154,681
Land development and lots	94,503	104,716
Hotel, resort and hospitality	97,749	96,928
Multi-family	83,504	76,606
Food and beverage	74,946	79,222
Warehousing	62,648	74,634
Health services	47,625	45,469
Residential construction	34,274	31,351
All other	93,111	101,866
Total loans secured by real estate	$1,871,337	$1,913,710

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

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at September 30, 2013, was 1.42% of loans and leases and 87.73% of nonperforming loans compared to 1.37% of loans and leases and 89.71% of nonperforming loans at December 31, 2012, and 1.53% of loans and leases and 99.16% of nonperforming loans at September 30, 2012.

Nonperforming loans, exclusive of those covered under loss sharing agreements, were $47.1 million or 1.62% of total loans and leases at September 30, 2013, compared to $41.0 million or 1.45% of total loans and leases at June 30, 2013, $32.8 million or 1.18% of total loans and leases at March 31, 2013, $43.2 million or 1.53% of total loans and leases at December 31, 2012, and $40.7 million or 1.54% of total loans and leases at September 30, 2012. Without the $13.0 million bank holding company loan previously discussed under the Provision For Loan and Lease Losses section of this report, nonperforming loans experienced a $6.9 million or 17% decrease during the quarter. Approximately 69%, or $32.3 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 6 borrowers, were primarily located in the Midwestern states, with $17.7 million originated by Dubuque Bank and Trust Company, $6.0 million originated by Wisconsin Bank & Trust, $4.4 million originated by New Mexico Bank & Trust, $2.4 million originated by Rocky Mountain Bank and $1.8 million originated by Summit Bank & Trust. The portion of Heartland's nonperforming loans covered by government guarantees was $352,000 at September 30, 2013. The industry breakdown for nonperforming loans with individual balances exceeding $1.0 million, as identified using the North American Industry Classification System (NAICS), was $13.0 million for bank holding company, $6.8 million for lot and land development, $6.0 million for grain/cattle operation, $4.7 million for gas rig and $1.8 million for commercial real estate investment.

Other real estate owned was $33.0 million at September 30, 2013, compared to $34.8 million at June 30, 2013, $36.7 million at March 31, 2013, and $35.8 million at December 31, 2012. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During 2013, $2.7 million of other real estate owned was sold during the third quarter and $11.3 million during the first nine months.

Net charge-offs on loans during the third quarter of 2013 were $1.5 million compared to $536,000 during the third quarter of 2012.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.69% at September 30, 2013, compared to 0.29% at June 30, 2013, 0.48% at March 31, 2013, 0.32% at December 31, 2012, and 0.53% at September 30, 2012. The increase in delinquencies during the third quarter of 2013 was primarily associated with a single credit that was renewed after quarter end. Had this renewal occurred prior to quarter end, loans delinquent 30 to 89 days would have been at 0.39%.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$38,715	$36,808
Provision for loan and lease losses	7,648	4,852
Recoveries on loans and leases previously charged off	3,298	5,653
Charge-offs on loans and leases not covered by loss share agreements	(8,237)	(6,612)
Charge-offs on loans and leases covered by loss share agreements	(113)	(300)
Balance at end of period	$41,311	$40,401
Annualized ratio of net charge offs to average loans and leases	0.23%	0.06%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	September 30,		December 31,
	2013	2012	2012	2011
Not covered under loss share agreements:
Nonaccrual loans and leases	$47,088	$40,743	$43,156	$57,435
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	47,088	40,743	43,156	57,435
Other real estate	32,753	35,994	35,470	43,506
Other repossessed assets	469	496	542	648
Total nonperforming assets not covered under loss share agreements	$80,310	$77,233	$79,168	$101,589
Covered under loss share agreements:
Nonaccrual loans and leases	$805	$2,236	$1,259	$3,345
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	805	2,236	1,259	3,345
Other real estate	265	145	352	881
Other repossessed assets	4	—	—	—
Total nonperforming assets covered under loss share agreements	$1,074	$2,381	$1,611	$4,226
Performing troubled debt restructured loans(1)	$19,371	$22,385	$21,121	$25,704
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	1.62%	1.54%	1.53%	2.31%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	2.74%	2.88%	2.77%	4.02%
Nonperforming assets not covered under loss share agreements to total assets	1.63%	1.68%	1.59%	2.39%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the third quarter of 2013 and the first nine months of 2013, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2013	$41,580	$34,763	$603	$76,946
Loan foreclosures	(2,643)	2,608	35	—
Net loan recoveries	(1,461)	—	—	(1,461)
New nonperforming loans	16,070	—	—	16,070
Reduction of nonperforming loans(1)	(5,653)	—	—	(5,653)
OREO/Repossessed assets sales proceeds	—	(3,401)	(43)	(3,444)
OREO/Repossessed assets writedowns, net	—	(952)	(96)	(1,048)
Net activity at Citizens Finance Co.	—	—	(26)	(26)
September 30, 2013	$47,893	$33,018	$473	$81,384

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2012	$44,415	$35,822	$542	$80,779
Loan foreclosures	(13,909)	13,318	591	—
Net loan recoveries	(5,052)	—	—	(5,052)
New nonperforming loans	37,903	—	—	37,903
Reduction of nonperforming loans(1)	(15,464)	—	—	(15,464)
OREO/Repossessed assets sales proceeds	—	(12,239)	(481)	(12,720)
OREO/Repossessed assets writedowns, net	—	(3,883)	(141)	(4,024)
Net activity at Citizens Finance Co.	—	—	(38)	(38)
September 30, 2013	$47,893	$33,018	$473	$81,384

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 29% of total assets at September 30, 2013, compared to 31% at year-end 2012, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth. Total available for sale securities as of September 30, 2013, were $1.39 billion, a decrease of $114.5 million or 8% from $1.51 billion at December 31, 2012.

The composition of the securities portfolio changed slightly as a larger portion of the securities sales were in the lower-yielding U.S. government corporations and agency securities and mortgage-backed securities versus municipal securities. The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 65% at September 30, 2013, and 67% at December 31, 2012. Approximately 84% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at September 30, 2013. Heartland's securities portfolio had an expected duration of 4.45 years as of September 30, 2013, compared to 4.30 years at year-end 2012.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of September 30, 2013, and December 31, 2012, in thousands:

SECURITIES PORTFOLIO COMPOSITION	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$8,028	0.55%	$21,444	1.37%
Mortgage-backed securities	939,192	64.92	1,043,241	66.79
Obligation of states and political subdivisions	476,631	32.95	474,907	30.41
Other securities	22,819	1.58	22,365	1.43
Total securities	$1,446,670	100.00%	$1,561,957	100.00%

Deposits And Borrowed Funds

Total deposits were $3.92 billion at September 30, 2013, compared to $3.85 billion at year-end 2012, an increase of $79.3 million or 3% annualized. Demand deposits totaled $1.07 billion at September 30, 2013, an increase of $99.5 million or 14% annualized since year-end 2012. Savings deposits increased $39.0 million or 3% annualized since year-end 2012 and certificates of deposit decreased $59.1 million or 9% annualized. The composition of Heartland's deposits continued its positive trend as no-cost demand deposits as a percentage of total deposits were 27% at both September 30, 2013, and June 30, 2013, compared to 25% at both March 31, 2013, and December 31, 2012, while higher-cost certificates of deposit as a percentage of total deposits were 21% at September 30, 2013, compared to 22% at both June 30, 2013, and March 31, 2013, and 23% at December 31, 2012.

Short-term borrowings generally include federal funds purchased, treasury tax and loan note options, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $224.0 million at September 30, 2013, compared to $224.6 million at year-end 2012.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $147.1 million at September 30, 2013, compared to $203.3 million at December 31, 2012.

Also included in short-term borrowings are the revolving credit lines Heartland has with two unaffiliated banks, primarily to provide liquidity to Heartland. These credit lines may also be used to fund the operations of Heartland Community Development Inc., a wholly-owned subsidiary of Heartland formed to hold and manage certain nonperforming loans and assets and to allow the liquidation of those assets at a time that is more economically advantageous. On June 14, 2013, Heartland replaced its $5.0 million unsecured revolving credit line with one of the unaffiliated banks with a $20.0 million unsecured revolving credit line with the same unaffiliated bank, resulting in a total borrowing capacity of up to $25.0 million at any one time. There was no balance outstanding on Heartland's revolving credit lines on either September 30, 2013, or December 31, 2012.

As of September 30, 2013, the amount of other borrowings was $322.5 million, a decrease of $66.5 million or 17% since year-end 2012, primarily due to the maturity and early payoff of $39.8 million in long-term FHLB advances and $25.0 million in structured wholesale repurchase agreements. At September 30, 2013, long-term FHLB borrowings with an original term beyond one year totaled $102.5 million compared to $143.2 million at December 31, 2012, a decrease of $40.7 million or 28%. Total long-term FHLB borrowings at September 30, 2013, had an average rate of 2.98% and an average maturity of 2.50 years. The interest rate on $74.5 million of these advances changes quarterly at a spread over 3-month LIBOR. When considering the earliest possible call date on these advances, the average maturity is shortened to 2.38 years. Structured wholesale repurchase agreements totaled $60.0 million at September 30, 2013, compared to $85.0 million at December 31, 2012, a decrease of $25.0 million or 29%.

The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of September 30, 2013, is as follows, in thousands:

Amount Issued	Issuance Date	Interest Rate	Interest Rate as of September 30, 2013(1)	Maturity Date	Callable Date
$20,619	10/10/2003	8.25%	8.25%	10/10/2033	12/31/2013
25,774	03/17/2004	2.75% over LIBOR	3.00%(2)	03/17/2034	12/17/2013
20,619	01/31/2006	1.33% over LIBOR	1.60%(3)	04/07/2036	01/07/2014
20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	12/15/2013
20,619	06/26/2007	1.48% over LIBOR	1.74%(5)	09/01/2037	12/01/2013
$108,250

(1) Effective weighted average interest rate as of September 30, 2013, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 8 to Heartland's consolidated financial statements.

(2) Effective interest rate as of September 30, 2013, was 5.33% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.
(3) Effective interest rate as of September 30, 2013, was 4.69% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of September 30, 2013, was 4.70% due to an interest rate swap transaction as discussed in Note 8 to Heartland's consolidated financial statements.

Other borrowings also include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $12.0 million at September 30, 2013, compared to $13.0 million at December 31, 2012. Heartland also had senior notes totaling $37.5 million outstanding at both September 30, 2013, and December 31, 2012.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2013, and December 31, 2012, commitments to extend credit aggregated $1.04 billion and $844.6 million, and standby letters of credit aggregated $41.5 million and $29.5 million, respectively.

On June 12, 2013, Heartland entered into a merger agreement with Morrill Bancshares, Inc., the holding company for The Morrill & Janes Bank and Trust Co., based in Merriam, Kansas. The transaction closed on October 18, 2013. After the merger, The Morrill & Janes Bank and Trust Co. became Heartland's tenth independent, state-chartered, bank subsidiary and continues to operate under its current name and management team. The aggregate purchase price, which was based on the tangible book value of Morrill Bancshares, Inc., was approximately $55.4 million, $16.6 million or 30% of which was paid in cash, and $38.8 million or 70% of which was paid by delivery of 1,402,431 shares of Heartland common stock. The number of shares of Heartland common stock delivered was based, in accordance with the merger agreement, on the weighted average closing price of such common stock as quoted on Nasdaq for the twenty trading days ended October 11, 2013. Heartland expects the transaction to be accretive to earnings in the year following the systems integration, which is planned for second quarter 2014.

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

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	September 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios(1)
Tier 1 capital	$488,300	14.04%	$463,371	13.36%
Tier 1 capital minimum requirement	139,160	4.00%	138,743	4.00%
Excess	$349,140	10.04%	$324,628	9.36%
Total capital	$552,571	15.88%	$532,502	15.35%
Total capital minimum requirement	278,319	8.00%	277,485	8.00%
Excess	$274,252	7.88%	$255,017	7.35%
Total risk-adjusted assets	$3,478,988		$3,468,565
Leverage Capital Ratios(2)
Tier 1 capital	$488,300	10.02%	$463,371	9.84%
Tier 1 capital minimum requirement(3)	194,864	4.00%	188,284	4.00%
Excess	$293,436	6.02%	$275,087	5.84%
Average adjusted assets (less goodwill and other intangible assets)	$4,871,600		$4,707,110

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

Common stockholders' equity was $314.9 million at September 30, 2013, compared to $313.4 million at June 30, 2013, and $320.1 million at year-end 2012. Book value per common share was $18.58 at September 30, 2013, compared to $18.51 at June 30, 2013, and $19.02 at year-end 2012. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. As a result of increases in market interest rates during the second and third quarters of 2013, Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $11.2 million at September 30, 2013, and $7.5 million at June 30, 2013, compared to an unrealized gain of $17.4 million at March 31, 2013, and $20.5 million at December 31, 2012.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) mandates the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. The components of Tier 1 capital will be restricted to capital instruments that are currently considered Tier 1 capital for insured depository institutions. As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital, unless such securities were issued by a bank holding company with less than $15 billion of assets prior to May 19, 2010. As Heartland has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital, but it will be required to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

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

Operating activities provided $95.9 million of cash during the first nine months of 2013 compared to $16.4 million of cash during the first nine months of 2012. The biggest contributor to this change was activity associated with the origination of loans held for sale and subsequent sales of such loans, which provided cash of $48.6 million for the first nine months of 2013 compared to using cash of $11.0 million during the first nine months of 2012.

Investing activities used cash of $103.3 million during the first nine months of 2013 compared to $166.8 million during the first nine months of 2012. Cash used for the purchase of securities totaled $545.8 million during the first nine months of 2013 compared to $760.3 million during the first nine months of 2012. The proceeds from securities sales, paydowns and maturities were $540.8 million during the first nine months of 2013 compared to $720.6 million during the first nine months of 2012. A net increase in loans and leases used $97.7 million of cash during the first nine months of 2013 compared to $173.8 million during the first nine months of 2012.

Financing activities provided cash of $4.3 million during the first nine months of 2013 compared to $211.6 million during the first nine months of 2012. A net increase in deposit accounts provided $79.3 million of cash during the first nine months of 2013 compared to providing cash of $239.5 million during the first nine months of 2012. Activity in short-term borrowings used cash of $578,000 during the first nine months of 2013 compared to using $24.8 million of cash during the first nine months of 2012. There were $160,000 of cash proceeds from other borrowings during the first nine months of 2013 compared to proceeds of $11.1 million during the first nine months of 2012. Repayment of other borrowings used cash of $66.6 million during the first nine months of 2013 compared to $6.4 million during the first nine months of 2012.

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

At September 30, 2013, Heartland's revolving credit agreements with two unaffiliated banks provided a maximum borrowing capacity of $25.0 million, of which nothing had been borrowed. These credit agreements contain specific covenants, with which Heartland was in compliance on September 30, 2013.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first nine months of 2013.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2013, and September 30, 2012, provided the following results, in thousands:

	2013		2012
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$153,787	(1.17)%	$145,019	(0.56)%
Base	$155,613		$145,838
Up 200 Basis Points	$155,500	(0.07)%	$145,502	(0.23)%
Year 2
Down 100 Basis Points	$147,662	(5.11)%	$140,653	(3.56)%
Base	$154,341	(0.82)%	$144,585	(0.86)%
Up 200 Basis Points	$161,017	3.47%	$151,398	3.81%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $1.2 million at September 30, 2013, and $380,000 at December 31, 2012, and in both cases was less than 2% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the nine months ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

In September 2013, Wisconsin Bank & Trust was released from the informal agreement it had entered with the FDIC in the fall of 2011.

In October 2013, Summit Bank & Trust was released from the informal agreement it had entered with the FDIC in the spring of 2009.

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

/s/ Lynn B. Fuller
By: Lynn B. Fuller
President and Chief Executive Officer

Principal Financial and Accounting Officer

/s/ Bryan R. McKeag
Bryan R. McKeag
Executive Vice President and Chief Financial Officer

Dated: November 7, 2013