Form 10-K
period 2013-12-31
HEARTLAND FINANCIAL USA INC
filed 2014-03-14
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $380,609,222.

As of March 13, 2014, the Registrant had issued and outstanding 18,454,048 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and together with all of its subsidiaries and affiliates, collectively referred to herein as "Heartland," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA") that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the Commission's website at www.sec.gov. Proxy materials for our upcoming 2014 Annual Shareholders Meeting to be held on May 21, 2014, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2013, Heartland had total assets of $5.92 billion, total loans of $3.50 billion and total deposits of $4.67 billion. Heartland’s total capital as of December 31, 2013, was $439.5 million. Net income available to common stockholders for 2013 was $35.7 million.

Heartland conducts its community banking business through ten bank subsidiaries in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Missouri and Kansas (collectively, the "Bank Subsidiaries"). All Bank Subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are our Bank Subsidiaries, which operate a total of 80 banking locations:

•	Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the state of Iowa.

•	Galena State Bank & Trust Co., Galena, Illinois, is chartered under the laws of the state of Illinois.

•	Riverside Community Bank, Rockford, Illinois, is chartered under the laws of the state of Illinois.

•	Wisconsin Bank & Trust (formerly known as Wisconsin Community Bank), Madison, Wisconsin, is chartered under the laws of the state of Wisconsin.

•	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico.

•	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the state of Montana.

•	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the state of Arizona.

•	Summit Bank & Trust, Broomfield, Colorado, is chartered under the laws of the state of Colorado.

•	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the state of Minnesota.

•	Morrill & Janes Bank and Trust Company, Merriam, Kansas, is chartered under the laws of the state of Kansas.

Dubuque Bank and Trust Company also has two wholly-owned non-bank subsidiaries:

•	DB&T Insurance, Inc., a multi-line insurance agency.

•	DB&T Community Development Corp., a community development company with a primary purpose of partnering in low-income housing and historic rehabilitation projects.

Heartland has two active non-bank subsidiaries as listed below:

•	Citizens Finance Parent Co. is a consumer finance company with two wholly-owned subsidiaries:

◦	Citizens Finance Co., a consumer finance company with offices in Iowa and Wisconsin.

◦	Citizens Finance of Illinois Co., a consumer finance company with offices in Illinois.

•	Heartland Community Development Inc., a property management company with a primary purpose of holding and managing certain nonperforming assets acquired from the Bank Subsidiaries.

In addition, Heartland has issued trust preferred securities through seven special purpose trust subsidiaries formed for the purpose of offering the cumulative capital securities, including Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill & Janes Statutory Trust I, and Morrill & Janes Statutory Trust II.

All of Heartland’s subsidiaries are wholly owned as of December 31, 2013. Heartland repurchased all minority shares of Minnesota Bank & Trust on April 15, 2013. Prior to April 15, 2013, Heartland owned 80% of the capital stock.

The principal business of our Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. Our Bank Subsidiaries provide full service commercial and retail banking in their communities. Both our loans and our deposits are generated primarily through strong banking and community relationships, and through management that is locally active. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, market pricing, convenience and high-touch service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. Loans include commercial and industrial, small business, agricultural, real estate mortgage, consumer, home equity, and lines of credit.

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

Operating Strategy

Heartland’s operating strategy is to maximize the benefits of a commercial banking model by:

1.	Creating strong community ties through local bank delivery.

•	Deeply rooted local leadership and boards

•	Local community knowledge and relationships

•	Local decision-making

•	Independent charters

•	Locally recognized brands

•	Commitment to an exceptional customer experience

2.	Providing extensive resources to increase revenue.

•	Full range of commercial products, including government guaranteed lending and treasury management services

•	Convenient and competitive retail products and services

•	Residential mortgage origination

•	Extensive menu of wealth management, investment services, insurance, leasing and consumer finance

•	Unique approach to consultative relationship building

•	Assistance with management of funding costs

3.	Centralizing back-office operations for efficiency.

•	Leverage expertise across all Bank Subsidiaries

•	Leading edge technology for account processing and delivery systems

•	Efficient back-office support for loan processing and deposit operations

•	Centralized loan underwriting and collections

•	Centralized loss management and risk analysis

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

Another component of our operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. We have established ownership guidelines for our directors and executive management and have made an employee stock purchase plan available to employees since 1996.

We maintain a strong community commitment by supporting the active participation of our employees, officers and board members in local charitable, civic, school, religious and community development activities.

Acquisition and Expansion Strategy

Our primary strategies are to increase profitability and diversify our market area and asset base by expanding existing subsidiaries through acquisitions and to grow organically by increasing our customer base in the markets we serve. In the current environment, we are seeking opportunities for growth through acquisitions. Although we are focused on opportunities in our existing and adjacent markets, we would consider an acquisition in a new market if it fit our business model and would be accretive to earnings within the first year. We typically consider acquisitions of established financial services organizations, primarily commercial banks or thrifts. We have also formed de novo banking institutions in locations determined to have market potential and management with banking expertise and a philosophy similar to our own.

In recent years, we have focused on markets with growth potential in the Midwestern and Western regions of the United States with a strategic goal to expand our presence in Western markets to 50% of total assets, thereby balancing the growth in our Western markets with the stability of our Midwestern markets. As of December 31, 2013, Heartland had approximately 35% of its assets in Western markets.

In August 2003, Heartland and a group of investors opened Arizona Bank & Trust, a de novo banking operation. In 2006, Arizona Bank & Trust expanded by acquiring Bank of the Southwest, a financial institution providing retail and commercial banking services in Phoenix and Tempe, Arizona. In December 2012, Heartland acquired Heritage Bank, N.A., a Phoenix-based commercial bank and subsidiary of Ameri-National Corporation of Overland Park, Kansas, which was merged into Arizona Bank & Trust in March 2013.

In June 2004, we acquired Rocky Mountain Bancorporation, Inc., the one-bank holding company of Rocky Mountain Bank. Headquartered in Billings, Montana, Rocky Mountain Bank has banking locations throughout the state.

In November 2006, we opened Summit Bank & Trust, a de novo banking operation in Broomfield, Colorado. In 2007, Summit Bank & Trust opened two additional branch locations.

In April 2008, we opened Minnesota Bank & Trust in Edina, Minnesota. The capital structure of Minnesota Bank & Trust was very similar to that used with our other de novo banks. Heartland provided 80% of the $16.5 million initial capital and the remaining 20% was provided by a group of local investors. In April 2013, Heartland acquired the 20% minority interest.

In July 2009, Galena State Bank & Trust Co. acquired the deposits of The Elizabeth State Bank in Elizabeth, Illinois in a whole bank with loss sharing transaction facilitated by the FDIC. In addition to assuming all of the deposits of the failed bank, Galena State Bank & Trust Co. purchased $53.6 million of assets.

In July 2012, Dubuque Bank and Trust Company purchased three retail banking offices from Liberty Bank, FSB in its Dubuque, Iowa market. The transaction included deposits of $53.8 million, loans of $9.4 million and certain other assets.

In November 2012, Heartland acquired First Shares Inc., parent company of First National Bank of Platteville in Platteville, Wisconsin. The transaction included assets of $128.0 million, loans of $84.9 million and deposits of $114.2 million. Simultaneous with closing of the transaction, First National Bank was merged into Heartland's Wisconsin Bank & Trust subsidiary. The merger added three communities in southwestern Wisconsin to the bank's service area.

In October 2013, Heartland acquired Morrill Bancshares, Inc., parent company of Morrill & Janes Bank and Trust Company, in Merriam, Kansas. The transaction included assets at fair value of approximately $810.8 million, loans of approximately $377.7 million, and deposits of approximately $665.3 million. The merger added two states to our footprint.

In November 2013, Dubuque Bank & Trust Company acquired Freedom Bank from River Valley Bancorp, Inc., in its Sterling, Illinois market. Freedom Bank, with assets of $67.1 million has three retail branch locations in Whiteside and Mercer Counties in Illinois. Freedom Bank operated independently as a subsidiary of Dubuque Bank and Trust Company until March 2014 when it was merged into Riverside Community Bank.

Primary Business Segments

General
The Bank Subsidiaries provide a wide range of commercial and consumer banking services to businesses and individuals. These activities include credit and deposit products along with investment management, trust, retirement plan services, and brokerage and investment services.

Our bankers actively solicit the business of new companies entering their market areas as well as established members of the Bank Subsidiaries' respective business communities. We believe that our Bank Subsidiaries are successful in attracting new customers in their markets through professional service, competitive pricing, innovative structures, convenient locations and proactive communications.

Commercial Banking
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

Closely integrated with our credit programs is a significant emphasis on treasury management services that expedite our business clients’ ability to monitor, accumulate and disburse funds efficiently. A major feature of our electronic banking services is fraud detection and protection.

Many of the businesses in the communities we serve are small to mid-sized businesses, and commercial lending to small businesses has been, and continues to be, an emphasis for our Bank Subsidiaries. Wisconsin Bank & Trust, Rocky Mountain Bank and New Mexico Bank & Trust are each designated as a Preferred Lender by the U.S. Small Business Administration (SBA). Wisconsin Bank & Trust is designated as an SBA Certified Lender, and five of our banks are designated as SBA Express Lenders. These banks are Dubuque Bank and Trust Company, Riverside Community Bank, Wisconsin Bank & Trust, Minnesota Bank & Trust and Morrill & Janes Bank and Trust Company. Additionally, Wisconsin Bank & Trust has been granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program. We believe that these guaranteed loans help the communities in which we operate and provide us with a source of income and solid future lending relationships with local businesses as they grow and prosper.

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

Small Business Banking
In 2013, Heartland established a Small Business Lending Center dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Center is designed to provide quick turnaround on customer credit requests on a wide variety of credit products. We are of the belief that this is an underserved market segment and see additional opportunity in serving this market with deposit and electronic banking services as well as wealth management and brokerage services. Most of the Bank Subsidiaries have added business bankers to serve the distinct banking needs of this customer segment.

Agricultural Loans
Agricultural loans are emphasized by those Bank Subsidiaries with operations in and around rural markets, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust’s Monroe and Platteville banking centers, New Mexico Bank & Trust’s Clovis banking offices and the Morrill & Janes Bank & Trust Company's northeast Kansas banking offices. Dubuque Bank and Trust Company is one of the largest agricultural lenders in the State of Iowa. Agricultural loans constituted approximately 11% of our total loan portfolio at December 31, 2013. Dubuque Bank and Trust Company, Wisconsin Bank & Trust and Morrill & Janes Bank and Trust Company are designated Preferred Lenders by the USDA Farm Service Agency (FSA). In making agricultural loans, we have policies designating a primary lending area for each Bank Subsidiary, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

Residential Real Estate Mortgage Lending
Mortgage lending remains a focal point for Heartland as we continue to build our residential real estate lending business. As long-term interest rates have remained at relatively low levels during the past several years, many customers elected mortgage loans that are fixed rate with fifteen- or thirty-year maturities. We usually sell these loans into the secondary market and retain servicing. We believe that mortgage servicing on sold loans provides a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing provides an opportunity to maintain ongoing contact with borrowers and cross-sell a wide variety of additional services like checking, savings, consumer loans, wealth management and investment products. At December 31, 2013, total residential real estate mortgage loans serviced for others totaled $3.05 billion.

As with agricultural and commercial loans, we encourage participation in lending programs sponsored by U.S. government agencies when justified by market conditions. Loans insured or guaranteed under programs through the Veterans Administration (the "VA") and the Federal Home Administration (the "FHA") are offered at all of the Bank Subsidiaries.

Late in 2010, we announced a significant enhancement to our residential mortgage lending capabilities with the creation of a mortgage lending unit in the Phoenix, Arizona market. Our mortgage unit now provides residential mortgage lending services at all Bank Subsidiaries and operating under the brand, National Residential Mortgage, serves the non-Heartland markets of metro San Diego, California; Reno, Nevada; Buffalo, Wyoming; Meridian, Idaho; Minot, North Dakota; Portland, Oregon; Seattle, Washington; and Omaha, Nebraska. Administrative and back office support for these operations is performed by "Heartland Mortgage," a division of our lead bank, Dubuque Bank and Trust Company.

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

Retail Banking
A wide variety of retail banking services are delivered through our 80 banking centers. Services include transaction, savings, money market accounts, certificates of deposit, IRAs and HSAs. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services of our Bank Subsidiaries include a broad array of consumer loans, including motor vehicle, home improvement, home equity line of credit (HELOC), fixed rate home equity and personal lines of credit. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Our consumer finance subsidiary, Citizens Finance Parent Co., specializes in consumer lending and currently serves the consumer credit needs of over 11,000 customers from twelve locations in Iowa, Illinois and Wisconsin. Citizens Finance Parent Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Parent Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are anticipated to be higher than those at the Bank Subsidiaries.

Wealth Management and Retirement Plan Services
Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Riverside Community Bank, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Minnesota Bank & Trust, and Morrill & Janes Bank and Trust Company offer trust and investment services in their respective communities. In those markets that do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2013, total Heartland trust assets were $1.8 billion, $1.6 billion of which were assets under management. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations. Heartland also specializes in Retirement Plan Services, offering business clients customized 401(k), 403(b), and Profit Sharing plans.

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

The principal office of Heartland and Dubuque Bank and Trust Company’s main office currently occupy the same building. Heartland’s operations center is located directly across the street from Dubuque Bank and Trust Company’s main office. A second leased location in downtown Dubuque is occupied by Heartland's credit administration function and Dubuque Bank and Trust Company's mortgage servicing operations. In addition to its main banking office, Dubuque Bank and Trust Company operates eight branch offices in Dubuque County, two branch offices in Keokuk, Iowa, one branch office in Carthage, Illinois and one branch office in East Dubuque, Illinois. In June 2011, Heartland combined its First Community Bank charter with its Dubuque Bank and Trust Company charter. The consolidation of charters was designed to realize efficiencies in operating costs, audits, regulatory examinations and insurance premiums. The First Community Bank offices located in Keokuk and Carthage serve customers in the tri-county region of Lee County, Iowa; Hancock County, Illinois; and Clark County, Missouri. According to the 2010 census, the population of Keokuk, primarily an industrial community, is 10,780 and the population of

Lee County is 35,862. In November 2013, Dubuque Bank and Trust Company acquired Freedom Bank of Sterling, Illinois. In March 2014, Dubuque Bank and Trust Company transferred the shares of Freedom Bank to Heartland by dividend and Freedom Bank was simultaneously merged into Riverside Community Bank.

As a subsidiary of Dubuque Bank and Trust Company, DB&T Insurance has substantially the same market area as its parent organization.

The administrative and back office support for National Residential Mortgage, the brand name used for residential mortgage lending services at our non-footprint locations, operates as a division of Dubuque Bank and Trust Company from an office facility in Scottsdale, Arizona. In 2013, additional satellite offices were opened in Greenwood Village, Colorado and Edina, Minnesota.

Dubuque Bank and Trust Company also operates residential mortgage loan production offices, under the National Residential Mortgage brand name, in metro San Diego, California; Reno and Carson City, Nevada; Portland, Oregon; Seattle, Washington; and Omaha, Nebraska.

Galena State Bank & Trust Co.
Galena State Bank & Trust Co.'s main office is in Galena, Illinois, approximately 20 miles east of Dubuque and 155 miles west of Chicago. Galena State Bank & Trust Co. also operates a second office in Galena, Illinois, an office in Stockton, Illinois, and an office in Elizabeth, Illinois. The four banking offices are located in Jo Daviess County, which has a population of 22,678, according to the 2010 census.

Riverside Community Bank
Riverside Community Bank is located on the northeast edge of Rockford, Illinois, which is approximately 75 miles west of Chicago in Winnebago County. In addition to its main banking office, Riverside Community Bank has three branch offices, all of which are located in the Winnebago County area. Based on the 2010 census, the county had a population of 295,266, and the city of Rockford had a population of 152,871. Effective on March 7, 2014, Freedom Bank was merged into Riverside Community Bank, and its three offices in Sterling, Rock Falls and Seaton, Illinois, became branches of Riverside Community Bank.

Wisconsin Bank & Trust
Wisconsin Bank & Trust’s main office is located in Madison, Wisconsin, in Dane County. The bank operates three branch offices in the Madison suburbs, one branch office in Monroe, Wisconsin, and three branch offices in southwestern Wisconsin in Platteville, Lancaster and Hazel Green. Based on the 2010 census, the Madison Metropolitan Statistical Area has a population of 568,593, and the population of the City of Madison is 233,209. The city of Monroe is approximately 50 miles southwest of Madison in Green County. Wisconsin Bank & Trust has two additional banking offices in the cities of Sheboygan and De Pere, which are located in the northeastern Wisconsin counties of Sheboygan and Brown, respectively. The bank operates three residential mortgage loan production offices in the Wisconsin cities of Green Bay, Madison and Milwaukee.

New Mexico Bank & Trust
New Mexico Bank & Trust operates nine banking offices in or around Albuquerque, New Mexico, three offices in and around Clovis, New Mexico, and two offices in Santa Fe, New Mexico. Located in Bernalillo County, the Albuquerque Metropolitan Statistical Area has a 2010 population of 907,775 and the City of Albuquerque has a 2010 population of 545,852. Clovis, the county seat for Curry County, is located approximately 220 miles east of Albuquerque, 100 miles northwest of Lubbock, Texas, and 105 miles southwest of Amarillo, Texas, and has a population of 37,775. Santa Fe, located in Santa Fe County, has a population of 67,947. New Mexico Bank & Trust operates residential mortgage loan production offices in Albuquerque and Clovis.

Arizona Bank & Trust
Arizona Bank & Trust currently operates seven offices, including one in Phoenix, one in Mesa, one in Tempe, two in Chandler, one in Gilbert and one in Scottsdale. These cities are all located in the Phoenix metropolitan area within Maricopa County. Based on the 2010 Census, the Phoenix metro area is the 14th largest metro area by population in the United States with approximately 4.2 million people. Arizona Bank & Trust operates one residential mortgage loan production office in Scottsdale.

Rocky Mountain Bank
Rocky Mountain Bank operates from ten banking locations throughout the State of Montana. Rocky Mountain Bank’s main office and two additional branch offices operate in Billings, which is the state’s largest city and an agricultural, retail and business center. Billings is also the county seat of Yellowstone County, which has a 2010 Census population of 147,972 and the city has a population of 104,170. The bank has one banking office in northeastern Montana in the city of Plentywood. Its remaining six banking offices are spread throughout the western corridor of Montana in the cities of Bozeman, Bigfork, Kalispell, Plains, Stevensville and Whitehall. Rocky Mountain Bank operates residential mortgage loan production offices in Buffalo, Wyoming; Meridian, Idaho; and the Montana cities of Missoula, Whitefish, Great Falls and Libby.

Summit Bank & Trust
The main facility for Summit Bank & Trust is located in Broomfield, Colorado. The city and county of Broomfield are located in the northwestern tier of the Denver-Aurora Metropolitan Area. The population of Broomfield, according to the 2010 Census, is 55,889. Broomfield is the sixteenth most populous city in the State of Colorado. A second banking location was opened in June of 2007 in Thornton, just west of the Denver International Airport and a third banking location was added in October of 2007 in Erie, Colorado, which is approximately 25 miles north of Denver. Summit Bank & Trust operates residential mortgage loan production offices in Denver and Greenwood Village, Colorado.

Minnesota Bank & Trust
Minnesota Bank & Trust currently operates from a leased facility in Edina, Minnesota, a first-tier suburb of Minneapolis. The population of Edina was 47,941 in 2010 according to the U.S. Census Bureau. Minnesota Bank & Trust operates a residential mortgage loan production office in Minot, North Dakota and two additional offices in metro Minneapolis.

Morrill & Janes Bank and Trust Company
Morrill & Janes Bank and Trust Company operates 11 banking locations in the greater Kansas City and northeast Kansas markets. Morrill & Janes Bank and Trust Company is headquartered in Merriam, Kansas in the southwestern tier of the Kansas City Metropolitan Area. According to the 2010 Census, the population of Merriam is 11,003 and the population of the Kansas City metro area is approximately 2.0 million people.

Citizens Finance Parent Co.
Citizens Finance Parent Co. is headquartered in Dubuque, Iowa. Its two subsidiary companies have offices in Dubuque, Davenport and Cedar Rapids, Iowa; Madison, Appleton, and Milwaukee, Wisconsin; and the Illinois cities of Loves Park, Tinley Park, Crystal Lake, Elgin, Aurora and Peoria.

The following table sets forth certain information concerning the Bank Subsidiaries as of December 31, 2013, dollars in thousands:

Bank Subsidiaries	Charter Location	Year Acquired or Opened	Number Of Bank Offices	Total Portfolio Loans	Total Deposits
Dubuque Bank and Trust Company(1)	Dubuque, IA	1935	16	$915,377	$1,116,154
Galena State Bank & Trust Co.	Galena, IL	1992	4	$183,639	$244,505
Riverside Community Bank	Rockford, IL	1995	4	$186,739	$353,046
Wisconsin Bank & Trust	Madison, WI	1997	10	$459,594	$531,371
New Mexico Bank & Trust	Albuquerque, NM	1998	14	$529,808	$765,572
Arizona Bank & Trust	Phoenix, AZ	2003	7	$329,211	$368,059
Rocky Mountain Bank	Billings, MT	2004	10	$316,702	$380,011
Summit Bank & Trust	Broomfield, CO	2006	3	$73,150	$101,447
Minnesota Bank & Trust	Edina, MN	2008	1	$101,491	$154,812
Morrill & Janes Bank and Trust Company	Merriam, KS	2013	11	$384,685	$692,038

(1) Includes the three branch offices, $37,616 portfolio loans and $52,089 deposits of Freedom Bank, which was subsequently merged into Riverside Community Bank in March 2014.

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

D. EMPLOYEES

At December 31, 2013, Heartland employed 1,676 full-time equivalent employees. We place a high priority on staff development, which involves extensive training in a variety of areas, including customer service training. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. The Predictive Index® system is utilized to assist with placing potential employees in new positions and with evaluating current positions. We offer a variety of employee benefits, and we consider our employee relations to be excellent.

E.  INTERNET ACCESS

Heartland maintains an Investor Relations website at www.htlf.com. We offer our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") free of charge from our website.

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

As a bank holding company with subsidiary banks chartered under the laws of nine different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Each of the Bank Subsidiaries is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the "Arizona Department"), the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division"), the Illinois Department of Financial and Professional Regulation (the "Illinois DFPR"), the Iowa Superintendent of Banking (the "Iowa Superintendent"), the State Bank Commissioner of Kansas Division of Banking (the "Kansas Division"), the Minnesota Department of Commerce: Division of Financial Institutions (the "Minnesota Division"), the Montana Division of Banking and Financial Institutions (the "Montana Division"), the New Mexico Financial Institutions Division (the "New Mexico FID"), the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI").

Heartland also operates a consumer finance company, Citizens Finance Parent Co., with state licenses in Iowa, Illinois and Wisconsin and as such is subject to regulation by the state banking authorities for those states. Further, the Dodd-Frank Act created the Bureau of Consumer Financial Protection (the "CFPB"), which has supervisory authority over banks with assets of more than $10 billion and over nonbank entities that provide consumer financial services and products. The CFPB has supervisory authority over Heartland's consumer finance subsidiary, and rulemaking authority for federal laws covering the consumer financial services and products offered by all Heartland subsidiaries.

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

The following is a summary of material elements of the regulatory framework that applies to Heartland and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Significant changes in the regulation of banks and bank holding companies have occurred since the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act created the CFPB and provided the CFPB with broad authority to regulate consumer financial products and services; reduced interchange fees on debit card transactions, revised the deposit insurance limits and assessment base for assessing deposits, and directed the banking agencies to adopt rules regulating proprietary trading, risk retention on mortgage originations, and compensation practices with mortgage originators. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators. Heartland does not currently have assets in excess of $10 billion, but it may at some point in the future. Although many of these regulations are described below, the federal agencies that regulate Heartland and its Bank Subsidiaries are required to adopt other regulations under the Dodd-Frank Act. Any change in regulations or regulatory policies, or further change in applicable law, may have a material effect on the business of Heartland and its subsidiaries.

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Galena State Bank & Trust Co., Riverside Community Bank, Arizona Bank & Trust, Summit Bank & Trust, Minnesota Bank & Trust, and Morrill & Janes Bank and Trust Company, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act ("BHCA"). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities. As of the date of this filing, Heartland has not applied for approval to operate as a financial holding company.

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

Capital Requirements
Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, separate from and in addition to the capital requirements applicable to subsidiary financial institutions. If a bank holding company is not well-capitalized, it will have difficulty engaging in acquisition transactions and if its capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

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

As described below under the caption “The Bank Subsidiaries-Regulatory Capital,” on July 2, 2013, the Federal Reserve approved revised regulatory capital rules applicable to both banks and bank holding companies that implement revisions recommended by The Basel Committee on Banking Supervision to the Basel capital framework (the “Basel III Rules”). The Basel III rules become effective for Heartland commencing on January 1, 2015, but are phased in through January 1, 2019.

As of December 31, 2013, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements.

Treasury Regulation
Bank holding companies that received funding under the TARP CPP or the SBLF are subject to direct regulation by the U.S. Treasury. The TARP CPP, created by the U.S. Treasury in 2008, allowed qualifying financial institutions to sell senior preferred stock and common stock warrants to the U.S. Treasury and include the senior preferred stock as Tier 1 capital under the Federal Reserve's capital guidelines. Under this program, in December 2008 Heartland issued and sold to the U.S. Treasury $81.7 million of its senior preferred stock together with a 10-year warrant to purchase 609,687 shares of Heartland's common stock at $20.10 per share. Although the capital raised through TARP CPP provided Heartland with considerable regulatory flexibility during 2009 and 2010, the regulations that governed institutions that received TARP CPP contained a number of troubling restrictions relating to dividends and on compensation paid to executive officers.

Under the SBLF, and starting in 2011, the U.S. Treasury made available up to $30.0 billion of capital to qualifying banks and allowed certain participants in the TARP CPP to refinance the senior preferred stock issued under the TARP CPP with SBLF funds. Under the SBLF, the U.S. Treasury purchased senior perpetual non-cumulative preferred stock with a liquidation preference of $1,000 per share. Like the preferred stock issued under TARP, the preferred stock issued under the SBLF is non-voting (except in limited circumstances) and qualifies as Tier 1 capital under the Federal Reserve's guidelines.

Heartland applied for and received SBLF Funding on September 15, 2011, issuing 81,698 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), to the U.S. Treasury. Heartland simultaneously used the $81.7 million received under the SBLF to redeem the 81,698 shares of senior preferred stock it had issued under the TARP CPP program. As part of this transaction, Heartland recorded a charge of $2.6 million representing the unamortized discount on the TARP senior preferred stock that was redeemed. Further, on September 28, 2011, Heartland repurchased the warrant to purchase 609,687 shares of its common stock that it issued to the U.S. Treasury under the TARP CPP program for $1.8 million.

The Series C Preferred Stock issued under the SBLF requires quarterly dividends payable to the U.S. Treasury initially equal to 5.00% of the liquidation value of the Preferred Stock. The dividend rate payable under the Series C Preferred Stock is subject to reduction during the second to tenth quarters after issuance (through December 31, 2013, for Heartland) based upon increases in Heartland's qualified small business lending ("QSBL") over a baseline amount. Based upon increases in its QSBL through September 30, 2013, the dividend rate payable by Heartland will be fixed at 1.00% through March 15, 2016, but will increase to 9.00% if the SBLF funding has not been repaid by March 16, 2016.

The terms of the Series C Preferred Stock also prohibit Heartland from paying dividends on its common stock, or repurchasing shares, to the extent that, after payment of such dividends or repurchases, Heartland's Tier 1 Capital would be less than $247.7 million. If Heartland fails to declare and pay dividends on the Series C Preferred Stock in a given quarter, then Heartland may not pay dividends on or repurchase any common stock for the next three quarters, except in very limited circumstances. If any Series C Preferred Stock remains outstanding on the tenth anniversary of issuance, Heartland may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

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

Morrill & Janes Bank and Trust Company is a Kansas-chartered bank. As a Kansas-chartered bank, Morrill & Janes Bank and Trust Company is subject to the examination, supervision, reporting and enforcement requirements of the Kansas Division, the chartering authority for Kansas banks.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. During 2012, the assessment rate was 0.0165% of total deposits and during 2013 was .00160 % of total deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2013, the Bank Subsidiaries paid supervisory assessments totaling $659,000.

Capital Requirements
Under current federal regulations, the Bank Subsidiaries are subject to the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets (the "Leverage Ratio") of 3.0% for the most highly-rated banks with a minimum requirement of at least 4.0% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of Tier 1 capital to total risk-weighted assets (the "Tier1 Risk-Based Capital Ratio") of 4.0% and (iii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets (the "Total Risk-Based Capital Ratio") of 8.0%. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders'

equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and, for Heartland, a portion of its allowance for loan and lease losses.

The Basel III Rules, which will be effective for Heartland and the Bank Subsidiaries on January 1, 2015, will (1) increase the minimum Leverage Ratio to 4.0% for all banks, (2) increase the Tier 1 Risk-Based Capital Ratio to 6.0% on January 1, 2015 and to 8.5% on January 1, 2019, and (3) create a new requirement to maintain a ratio of common equity Tier 1 Capital (“Common Tier1 Capital”) to risk-weighted assets of 4.5% on January 1, 2015, gradually increasing to 7.0% on January 1, 2019. The Basel III Rules require inclusion in Common Tier 1 Capital of the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier1 capital, but allow institutions, such as Heartland, to make a one-time election not to include those effects. Further, under the Basel III rules, if an institution grows beyond $15 billion in assets and makes an acquisition, its ability to include trust preferred securities in Tier 1 capital is phased out. Heartland and its subsidiary banks intend to elect not to include the effects of other comprehensive income in Common Tier 1 Capital.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be “well-capitalized” to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be “well-capitalized.” Under current federal regulations, in order to be “well-capitalized” a financial institution must maintain a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Leverage Ratio of 5.0% or greater. In order to be "well-capitalized" under the new Basel III Rules, a bank or bank holding company will be required to have a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Leverage Ratio of 5.0% or greater, and a Common Tier 1 Capital Ratio of 6.5% or greater.

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

As of December 31, 2013: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations; and (iv) each of the Bank Subsidiaries subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under “Safety and Soundness Standards,” complied with the directive.

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

Anti-Money Laundering
The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other related federal laws and regulations require financial institutions, including the Bank Subsidiaries, to implement policies and procedures relating to anti-money laundering, customer identification and due diligence requirements and the reporting of certain types of transactions and suspicious activity.

Dividend Payments
The primary source of funds for Heartland is dividends from the Bank Subsidiaries. In general, the Bank Subsidiaries may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. Minnesota Bank & Trust is subject to the FDIC's further prohibition on the payment of dividends during the first seven years of a bank's operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate.

As of December 31, 2013, approximately $137.0 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.
Transactions with Affiliates
The Federal Reserve regulates transactions between Heartland and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit Heartland's banking subsidiaries to lending and other “covered transactions” with affiliates. The aggregate amount of covered transactions a banking subsidiary may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the banking subsidiary. The aggregate amount of covered transactions with all affiliates may not exceed 20% of the capital stock and surplus of the banking subsidiary.

Covered transactions with affiliates are also subject to collateralization requirements and must be conducted on arm’s length terms. Covered transactions include (a) a loan or extension of credit by the banking subsidiary, including derivative contracts, (b) a purchase of securities issued to a banking subsidiary, (c) a purchase of assets by the banking subsidiary unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the banking subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the banking subsidiary on behalf of an affiliate.

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

Incentive Compensation Policies and Restrictions
In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, Heartland’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by Heartland's board of directors.

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices for Heartland to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published; however, Heartland believes it is in compliance with the rule as currently proposed.

The Volcker Rule and Proprietary Trading
In December 2013, federal banking regulators jointly issued a final rule to implement the “Volcker Rule” under the Dodd-Frank Act, which prohibits banking entities (including Heartland and the Bank Subsidiaries) from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity’s own account, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. It also imposes rules regarding compliance programs. The final rule will become effective April 1, 2014. Heartland does not believe that it engages in any significant amount of proprietary trading as defined in the Volcker Rule and that any impact would be minimal. Heartland has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, Heartland believes that any impact related to investments considered to be covered funds would not have a significant effect on its financial condition or results of operations. However, Heartland may be required to divest certain investments subject to the Volcker Rule by mid-2015.

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

Community Reinvestment Act Requirements
The Community Reinvestment Act requires the Bank Subsidiaries to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The FDIC and the respective state regulators regularly assess the Bank Subsidiaries’ record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank Subsidiaries’ effectiveness in meeting their Community Reinvestment Act requirements.

Consumer Protection
Each of the Bank Subsidiaries is subject to a number of statutes and regulations designed to protect consumers. These include statutes and regulations applicable to loan operations which govern disclosures of credit terms (the Truth-in-Lending Act and Regulation Z), prohibit discrimination in the extension of credit (the Equal Credit Opportunity Act and Regulation B), govern the use and provision of information to consumer reporting agencies (the Fair Credit Reporting Act) and govern debt collection practices (the Fair Debt Collection Practices Act) and statutes and regulations applicable to deposit operations, which govern disclosure of deposit terms (the Truth in Savings Act and Regulation DD) and the availability of deposit funds (Regulation CC). Other such laws and regulations impose duties to maintain the confidentiality of consumer information and provide privacy policy disclosures (the Gramm-Leach-Bliley Act and the Right to Financial Privacy Act) and those governing electronic fund transfers (the Electronic Funds Transfer Act and Regulation E). The CFPB and other federal agencies have and will continue to propose and finalize rules relating to these statutes and regulations.

Mortgage Operations
Each of the Banking Subsidiaries is subject to a number of rules affecting residential mortgages, including the Home Mortgage Disclosure Act and Regulation C and the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X. Over the last year, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and RESPA. The final rules, among other things, impose requirements regarding procedures to ensure compliance with “ability to repay” requirements, new or revised disclosure requirements, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees.

Ability-to-Repay and Qualified Mortgage Rule
Pursuant to the Dodd Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. Heartland primarily originates compliant qualified mortgages.

Interchange Fees
The Durbin Amendment (a provision of the Dodd-Frank Act) required the Federal Reserve to establish a cap on the interchange fees that merchants pay banks for electronic clearing of debit transactions. The Federal Reserve issued final rules implementing the Durbin Amendment which were effective October 1, 2011, and, among other things, established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional costs incurred by issuers and established maximum permissible interchange fees. In July 2013, a Washington, D.C. District Court judge invalidated the interchange fee rule. If upheld, the decision would keep in place current interchange fee transaction standards until new regulations or interim standards are drafted. The decision has been appealed and a stay is in effect. The final impact of this decision on the Banking Subsidiaries will depend on factors such as the outcome of the appeal and the substance of any new or revised regulations that are promulgated. The Durbin Amendment currently applies to banks with greater than $10 billion in assets. Heartland does not currently have assets in excess of $10 billion, but it may at some point in the future.

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

Credit Risks

Our business and financial results are significantly affected by general business and economic conditions.
Our business activities and earnings are affected by general business conditions in the United States and particularly in the states in which our Bank Subsidiaries operate. Factors such as the volatility of interest rates, home prices and real estate values, unemployment, credit defaults, increased bankruptcies, decreased consumer spending and household income, volatility in the securities markets, and the cost and availability of capital negatively impacted our business during the recession. Although financial markets have stabilized and we are currently benefiting from a modest economic recovery, certain segments of the economy continue to be depressed. Further economic deterioration that affects household and/or corporate incomes could result in renewed credit deterioration and reduced demand for credit or fee-based products and services, negatively impacting our performance. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

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
Commercial loans were $2.48 billion (including $1.53 billion of commercial real estate loans), or approximately 71% of our total loan portfolio as of December 31, 2013. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.53 billion, or approximately 62%, of our total commercial loan portfolio as of December 31, 2013. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values could negatively affect some of our commercial real estate loans, and further developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The construction, land acquisition and development loans that are part of our commercial real estate loans present project completion risks, as well as, the risks applicable to other commercial real estate loans.
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

We may encounter issues with environmental law compliance if we take possession, through foreclosure or otherwise, of the real property that secures a commercial real estate loan.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
At December 31, 2013, agricultural real estate loans totaled $207.0 million or 6% of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2013, these loans totaled $169.7 million or 5% of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our one- to four-family residential mortgage loans may result in lower yields and profitability.
One- to four-family residential mortgage loans comprised $349.3 million or approximately 10% of our loan and lease portfolio at December 31, 2013, with approximately 64% secured by properties located in the Midwest. These loans generally result in lower yields and lower profitability for us than other loans in Heartland’s portfolio and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.

Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2013, consumer loans totaled $294.1 million or approximately 8% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. In each year from 2008 through 2011, we were required to record provisions for loan losses in excess of our pre-2008 historical experience because of the impact of the economy and real estate values on some of our borrowers, resulting in charge-offs and an increased level of nonperforming assets. At December 31, 2013, our allowance for loan losses as a percentage of total loans, exclusive of loans covered by loss share agreements, was 1.19% and as a percentage of total nonperforming loans was approximately 98%. Although we believe that the allowance for loan losses is appropriate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Our business is concentrated in and dependent upon the continued growth and welfare of the various markets that we serve.
We operate over a wide area, including markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado, Minnesota, and Kansas, and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in those areas. Although our customers’ business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

Our expansion into new markets through National Residential Mortgage could subject us to economic risks in markets with which we are less familiar.
We have expanded our residential real estate mortgage production capability by adding personnel and capacity in our Heartland Mortgage and National Residential Mortgage unit, and have added residential loan production offices with new personnel in several new geographies. Although we have generally sold the mortgages we originate through National Residential Mortgage into the secondary market, we may elect to retain mortgages in our portfolio in the future, and regardless of such retention have some liability as the originator and servicer of the mortgages. If we inaccurately monitor credit risk in these markets, or retain personnel for National Residential Mortgage who do not accurately report and monitor credit risk, our operations could be negatively affected. Further, new rules promulgated by the CFPB in 2013 may impact our origination and servicing of mortgage loans by eliminating incentives for mortgage personnel and requiring other changes in origination practices.

Liquidity and Interest Rate Risks

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
Our mortgage banking division, conducted through our Heartland Mortgage and National Residential Mortgage unit, provided a significant portion of our consolidated revenue during 2012. Our overall mortgage banking revenue is highly dependent upon the volume of loans we originate and sell in the secondary market. Mortgage loan production levels are sensitive to changes in economic conditions and suffer from decreased economic activity, a slowdown in the housing market and higher interest rates.

The mild increase in mortgage interest rates nationwide during 2013 significantly impacted mortgage volumes of most mortgage banking operations, including our own, negatively impacting our mortgage banking revenue in 2013 relative to 2012. Generally, any additional sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, reduce our income from mortgage lending activities.

The value of our mortgage servicing rights can decline during periods of falling interest rates and we may be required to take a charge against earnings for the decreased value.
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

The derivative instruments that we use to hedge interest rate risk associated with the loans held for sale and rate locks on our mortgage banking business are complex and can result in significant losses.
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

The market for loans held for sale with secondary purchasers, including government-sponsored entities ("GSEs"), has changed during recent years and further changes could impair the gains we recognize on sale of mortgage loans.
We sell most of the mortgage loans we originate in order to reduce our credit risk and provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements, referred to as “nonconforming” loans. During the past few years investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity for those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans. When we retain a loan, not only do we keep the credit risk of the loan, but we also do not receive any sale proceeds that could be used to generate new loans. Continued lack of liquidity could limit our ability to fund, and thus originate, new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot assure that GSEs will not materially limit their purchases of conforming loans because of capital constraints or changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Each of the GSEs is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency acting as conservator. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. As noted above, there are various proposals to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, including whether the GSEs will continue to exist in their current form, as well as any effect on Heartland's business and financial results, are uncertain.

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

We rely on dividends from our subsidiaries for most of our revenue.
The primary source of funds for Heartland is dividends from the Bank Subsidiaries. In general, the Bank Subsidiaries may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. These dividends are the principal source of funds to pay dividends on Heartland's common stock and preferred stock, and to pay interest and principal on the debt.

Operational Risks

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

We are subject to risks from employee errors, customer or employee fraud and data processing system failures and errors.
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

Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity.
We maintained a balance of $1.90 billion, or 32% of our assets, in investment securities at December 31, 2013. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

We have recorded goodwill as a result of acquisitions that can significantly affect our earnings if it becomes impaired.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. At December 31, 2013, we had goodwill of $35.6 million, representing approximately 8% of stockholders’ equity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our balance sheet reflected approximately $39.7 million of deferred tax assets at December 31, 2013, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Strategic and External Risks

Government regulation can result in limitations on our operations.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, the CFPB, and the various state agencies where we have a bank presence. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law deemed to be unfair, abusive and deceptive acts and practices. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. The CFPB's extensive rulemaking in particular may impact our residential mortgage origination and servicing business.

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
In 2012, ratings agencies have downgraded the sovereign credit rating they publish for, or otherwise negatively revised their outlook for, the U.S. government, and have indicated that they will continue to assess fiscal projections, as well as the medium-term economic outlook for the United States. This development, combined with uncertainty caused by political gridlock, creates a risk of an additional downgrade to the sovereign credit rating of the U.S. government, including the ratings of U.S. Treasury securities. If such a downgrade were to occur, the value and liquidity of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could be adversely affected. Instruments of this nature are often held by financial institutions, including Heartland, for investment, liquidity planning and collateral purposes. A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government-related obligations could impact Heartland's liquidity.

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

Legal, Compliance and Reputational Risks

Recent legislation has impacted our operations, and additional legislation and rulemaking could impact us adversely.
New laws passed during the past five years, together with regulations adopted or to be adopted by the banking agencies under those laws, significantly impact financial institutions. The Dodd-Frank Act is particularly far reaching, establishing the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, changing the base for deposit insurance assessments, introducing regulatory rate-setting for interchange fees charged to merchants for debit card transactions, enhancing the regulation of consumer mortgage banking, changing the methods and standards for resolution of troubled institutions, and changing the Tier 1 regulatory capital ratio calculations for bank holding companies. In particular, the new Basel III Rules that establish new and increasing capital requirements may limit or otherwise restrict how Heartland uses its capital, including application for dividends and stock repurchases, and may require Heartland to increase its capital. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require additional rulemaking by various regulatory agencies, and many could have far reaching implications on our operations. Accordingly, Heartland cannot currently quantify the ultimate impact of this legislation and the related future rulemaking, but expects that the legislation may have a detrimental impact on revenues and expenses, require Heartland to change certain of its business practices, increase Heartland's capital requirements and otherwise adversely affect its business.

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
We sell residential mortgage loans to various parties, including GSEs and other financial institutions that purchase mortgage loans for investment or private label securitization. The agreements under which we sell mortgage loans and the insurance or guaranty agreements with the FHA and VA contain various representations and warranties regarding the origination and characteristics of the mortgage loans, including ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, and compliance with applicable origination laws. We may be required to repurchase mortgage loans, indemnify the investor or insurer, or reimburse the investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after we receive notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. Similarly, the agreements under which we sell mortgage loans require us to deliver various documents to the investor, and we may be obligated to repurchase any mortgage loan as to which the required documents are not delivered or are defective. We establish a mortgage repurchase liability related to the various representations and warranties that reflect management's estimate of losses for loans which we have a repurchase obligation. Our mortgage repurchase liability represents management's best estimate of the probable loss that we may expect to incur for the representations and warranties in the contractual provisions of our sales of mortgage loans. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. If economic conditions and the housing market deteriorate or future investor repurchase demand and our success at appealing repurchase requests differ from past experience, we could experience increased repurchase obligations and increased loss severity on repurchases, requiring additions to the repurchase liability.

Our participation in the SBLF subjects us to certain reporting obligations and imposes restrictions on the payment of dividends on our common stock and the repurchase of shares of our common stock.
Under the SBLF, we have quarterly reporting obligations to the U. S. Treasury that were used to determine the dividend rate to be paid on the Series C Preferred Stock issued to the U.S. Treasury. The interest rate on the $81.7 million of SBLF funds will remain at 1.00% through March 15, 2016, but will increase to 9.00% if we do not redeem the Series C Preferred Stock by that time.

The terms of the SBLF securities purchase agreement between us and the U.S. Treasury also prohibits us from paying dividends on our common stock, or repurchasing shares, to the extent that, after payment of such dividends or repurchases, our Tier 1 Capital would generally fall below $247.7 million. Additionally, if we fail to pay an SBLF dividend in a given quarter, we may not pay dividends on or repurchase any common stock for the next three quarters, except in very limited circumstances. If any of the Series C Preferred Stock issued to the U.S. Treasury has not been redeemed by September 15, 2021, the tenth anniversary of issuance, we may not pay any further dividends on our common stock until the Series C Preferred Stock is redeemed in full.

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
Under loss share agreements we have with the FDIC relating to assets of The Elizabeth State Bank that we purchased, we are obligated to certify to the FDIC on a quarterly basis our compliance with the terms of the loss share agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on the covered assets. These agreements have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and other real estate owned under the requirements of the agreements may cause a specific asset or group of assets to lose eligibility for loss share payments from the FDIC. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of those assets. As of December 31, 2013, Heartland had $5.7 million of loans and $58,000 of other real estate owned, or a total of $5.8 million (0.1% percent of total assets), covered by loss share agreements with the FDIC.

Market Risks

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

Certain banking laws and the Heartland Stockholder Rights Plan may have an anti-takeover effect.
Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Heartland, even if doing so would be perceived to be beneficial to Heartland’s shareholders. In addition, Heartland's Amended and Restated Rights Agreement (the “Rights Plan”) is intended to discourage any person from acquiring 15% or more of Heartland's outstanding stock (with certain limited exceptions). The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of Heartland's common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2013, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities as of December 31, 2013:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	29
Galena State Bank & Trust Co. 971 Gear Street Galena, IL 61036	18,000	Owned	4
Riverside Community Bank 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	4
Wisconsin Bank & Trust 8240 Mineral Point Rd. Madison, WI 53719	19,000	Owned	13
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2016	16
Arizona Bank & Trust 2036 E. Camelback Rd. Phoenix, AZ 85016	14,000	Owned	8
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	16
Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	5
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2018	4
Morrill & Janes Bank and Trust Company 6740 Antioch Road Merriam, KS 66204	7,500	Lease term through 2022	11
Citizens Finance Parent Co. 1275 Main Street Dubuque, IA 52001	5,600	Owned	12

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
ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2013, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland as of December 31, 2013, position held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	64
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Summit Bank & Trust and Minnesota Bank & Trust; Chairman of Citizens Finance Parent Co.

Bryan R. McKeag	53	Executive Vice President and Chief Financial Officer of Heartland; Treasurer of Citizens Finance Parent Co.
Kenneth J. Erickson	62	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Parent Co.
Douglas J. Horstmann	60
Executive Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Vice Chairman of Galena State Bank & Trust Co. and Riverside Community Bank

John J. Berg	62	Executive Vice President, Marketing and Sales of Heartland
Brian J. Fox	65	Executive Vice President, Operations of Heartland
David L. Horstmann	64	Executive Vice President, Finance/Corporate Strategy of Heartland

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and has been President of Heartland since 1987. Until 2004, Mr. Fuller had been a Director of Galena State Bank & Trust Co. since 1992 and Riverside Community Bank since 1995. He has been a Director of Wisconsin Bank & Trust since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Summit Bank & Trust since 2006, Minnesota Bank & Trust since 2008 and Heritage Bank, N.A. from 2012 until its merger with Arizona Bank & Trust in 2013. Mr. Fuller became a director of Morrill & Janes Bank and Trust Company in January 2014. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland.

Bryan R. McKeag joined Heartland in 2013 as Chief Financial Officer. Prior to joining Heartland, Mr. McKeag served as Executive Vice President, Corporate Controller and Principal Accounting Officer with Associated Banc-Corp in Green Bay, Wisconsin. He is an inactive holder of the certified public accountant certification.

Kenneth J. Erickson was named Executive Vice President, Chief Credit Officer, of Heartland in 1999. Mr. Erickson has been employed by Dubuque Bank and Trust Company since 1975, and was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989 and Executive Vice President in 2000. He was named Vice Chairman of Citizens Finance Co. in 2004. Prior to 2004, Mr. Erickson was Senior Vice President at Citizens Finance Co. Mr Erickson was named Vice Chairman of Citizens Finance Parent Co. when it was formed in 2013.

Douglas J. Horstmann was named Executive Vice President, Lending, of Heartland in 2012. Mr. Horstmann previously served as Senior Vice President, Lending, of Heartland since 1999. He has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989, Executive Vice President, Lending in 2000 and Director, President and Chief Executive Officer in 2004. Mr. Horstmann also served as Vice Chairman of First Community Bank from 2007 until its merger with Dubuque Bank and Trust Company in 2011. In 2013, Mr. Horstmann was elected a Director of Galena State Bank & Trust Co. and Riverside Community Bank. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking. Mr. Horstmann is the brother of David L. Horstmann, Heartland's Executive Vice President, Finance/Corporate Strategy.

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

David L. Horstmann joined Heartland in 2004 as Vice President, Finance. In 2009, he was promoted to Senior Vice President, Finance. In 2013, he was named Executive Vice President, Finance/Corporate Strategy and served as Interim Chief Financial Officer from July 2013 through September 2013. Prior to joining Heartland, Mr. Horstmann was vice president of finance and operations at Wartburg Theological Seminary in Dubuque, Iowa from 2001 to 2004. He was a founding director and the executive vice president and chief financial officer of Premier Bank in Dubuque, Iowa from 1998 to 2001. His experience includes various executive and financial positions between 1978 and 1998 with Mercantile Bank of Eastern Iowa, Mercantile Bank, FSB of Davenport, Iowa, Harvest Savings Bank of Dubuque, Iowa and Dubuque Savings and Loan Association. Mr. Horstmann is an inactive holder of the certified public accountant certification. Mr. Horstmann is the brother of Douglas J. Horstmann, Heartland's Executive Vice President, Lending.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 2,300 stockholders of record as of March 14, 2014, and approximately 2,100 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol “HTLF” and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Calendar Quarter	High	Low
2013:
First	$27.58	$23.13
Second	28.00	22.29
Third	30.00	26.50
Fourth	29.81	26.18
2012:
First	$17.70	$14.82
Second	24.00	15.10
Third	28.26	22.67
Fourth	28.70	24.98

Cash dividends have been declared by Heartland quarterly during the two years ending December 31, 2013. A special dividend of $0.10 per common share was declared and paid in December 2012. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2013	2012
First	$0.10	$0.10
Second	0.10	0.10
Third	0.10	0.10
Fourth	0.10	0.20

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

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. During participation in the Treasury's Capital Purchase Program, which was terminated on September 15, 2011, Heartland was prohibited from any repurchase, redemption, or acquisition of its common stock, except for certain repurchases to the extent of increases in shares outstanding because of issuances under existing benefit plans. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2013.

Effective October 18, 2013, Heartland issued 1,402,431 shares of its common stock as partial consideration for the purchase of Morrill Bancshares, Inc., the holding company of Morrill & Janes Bank and Trust Company with an aggregate value of $38.8 million. Effective December 31, 2013, Heartland issued 3,894 shares of its common stock to directors of Dubuque Bank and

Trust Company and Wisconsin Bank & Trust, at their election, as compensation for their service on the Board during 2013. These shares of Heartland common stock were issued without registration under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(a)(2) and Rule 506 promulgated thereunder.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the NASDAQ Composite Index, the NASDAQ Bank Stock Index and the SNL Bank and Thrift Index. Figures for our common stock represent inter-dealer quotations, without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The table and graph were prepared at our request by SNL Financial, LC.

Cumulative Total Return Performance
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Heartland Financial USA, Inc.	$100.00	$71.73	$89.55	$80.84	$141.00	$157.63
NASDAQ Composite	$100.00	$145.36	$171.74	$170.38	$200.63	$281.22
NASDAQ Bank	$100.00	$83.70	$95.55	$85.52	$101.50	$143.84
SNL Bank and Thrift	$100.00	$98.66	$110.14	$85.64	$115.00	$157.46

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2008

*Total return assumes reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2013	2012	2011	2010	2009
STATEMENT OF INCOME DATA
Interest income	$199,511	$189,338	$191,737	$198,932	$203,293
Interest expense	35,683	39,182	46,343	55,880	70,530
Net interest income	163,828	150,156	145,394	143,052	132,763
Provision for loan and lease losses	9,697	8,202	29,365	32,508	39,377
Net interest income after provision for loan and lease losses	154,131	141,954	116,029	110,544	93,386
Noninterest income	89,618	108,662	59,577	52,329	52,704
Noninterest expenses	196,561	183,381	137,296	129,239	132,520
Income taxes	10,335	17,384	10,302	9,846	7,196
Net income	36,853	49,851	28,008	23,788	6,374
Net (income) loss available to noncontrolling interest, net of tax	(64)	(59)	36	115	188
Net income attributable to Heartland	36,789	49,792	28,044	23,903	6,562
Preferred dividends and discount	(1,093)	(3,400)	(7,640)	(5,344)	(5,344)
Net income available to common stockholders	$35,696	$46,392	$20,404	$18,559	$1,218

PER COMMON SHARE DATA
Net income – diluted	$2.04	$2.77	$1.23	$1.13	$0.07
Cash dividends	0.40	0.50	0.40	0.40	0.40
Dividend payout ratio	19.61%	18.05%	32.52%	35.14%	53.24%
Book value	$19.44	$19.02	$16.29	$15.26	$14.38
Tangible book value per share (1)	16.90	17.03	14.62	13.54	12.52
Weighted average shares outstanding-diluted	17,460,066	16,768,602	16,575,506	16,461,679	16,325,320

(1) Tangible common equity is common equity excluding goodwill and other intangible assets. Tangible assets is assets excluding goodwill and other intangible assets.
(2) Tax equivalent using a 35% tax rate.

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Investments and federal funds sold	$1,895,044	$1,561,957	$1,326,794	$1,264,564	$1,175,217
Loans held for sale	46,665	96,165	53,528	23,904	17,310
Total loans and leases receivable	3,502,701	2,828,802	2,494,631	2,364,787	2,363,002
Allowance for loan and lease losses	41,685	38,715	36,808	42,693	41,848
Total assets	5,923,716	4,990,553	4,305,058	3,999,455	4,012,991
Total deposits	4,666,499	3,845,660	3,210,113	3,034,048	3,050,389
Long-term obligations	350,109	389,025	372,820	362,527	451,429
Preferred equity	81,698	81,698	81,698	78,483	77,224
Common stockholders’ equity	357,762	320,107	268,520	250,608	235,057

EARNINGS PERFORMANCE DATA
Return on average total assets	0.70%	1.04%	0.50%	0.46%	0.03%
Return on average stockholders’ equity	10.87	15.78	7.77	7.51	0.51
Net interest margin ratio(2)	3.78	3.98	4.16	4.12	3.99
Earnings to fixed charges:
Excluding interest on deposits	3.02x	3.34x	2.51x	2.43x	1.58x
Including interest on deposits	1.96	2.15	1.70	1.55	1.18

ASSET QUALITY RATIOS
Nonperforming assets to total assets	1.23%	1.59%	2.39%	3.07%	2.71%
Nonperforming loans and leases to total loans and leases	1.21	1.53	2.31	3.87	3.35
Net loan and lease charge-offs to average loans and leases	0.22	0.23	1.46	1.31	1.38
Allowance for loan and lease losses to total loans and leases	1.19	1.37	1.48	1.82	1.80
Allowance for loan and lease losses to nonperforming loans and leases	98.27	89.71	64.09	47.12	53.56

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	8.09%	8.47%	8.47%	8.13%	8.40%
Average common equity to average assets	6.46	6.58	6.45	6.13	6.32
Total capital to risk-adjusted assets	14.69	15.35	15.87	16.23	15.20
Tier 1 leverage	13.19	13.36	14.08	14.06	13.53

(1) Tangible common equity is common equity excluding goodwill and other intangible assets. Tangible assets is assets excluding goodwill and other intangible assets.
(2) Tax equivalent using a 35% tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The Consolidated Financial Statements include the accounts of Heartland and its subsidiaries. All of Heartland’s subsidiaries are wholly-owned.

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

Allowance For Loan And Lease Losses

The process utilized by Heartland to estimate the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Therefore, the accuracy of this estimate could have a material impact on Heartland’s earnings. The allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and potential losses from identified substandard and doubtful credits.

For loans individually evaluated and determined to be impaired, the allowance is allocated on a loan-by-loan basis as deemed necessary. These estimates reflect consideration of one of three impairment measurement methods as of the evaluation date:

•	the present value of expected future cash flows discounted at the loan's effective interest rate;

•	the loan's observable market price; or

•	the fair value of the collateral if the loan is collateral dependent.

All other loans, including individually evaluated loans determined not to be impaired, are segmented into groups of loans with similar risk characteristics for evaluation and analysis. Loss rates for various collateral types of commercial and agricultural loans are established through assigned discount factors based upon the realizable value historically received on the various types of collateral. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a historic loss rate is established for each group of loans based upon a twelve-quarter weighted moving average loss rate. The appropriateness of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each Bank Subsidiary.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was appropriate at December 31, 2013. While management uses available information to provide for loan and lease losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

Our allowance for loan and lease losses methodology includes the establishment of a dual risk rating system, which allows the utilization of a probability of default and loss given default for commercial and agricultural loans in the calculation of the allowance for loan lease losses. In addition to the allowance methodology, our software also has the ability to perform stress testing and migration analysis on various portfolio segments.

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

Heartland conducted an internal assessment of the goodwill both collectively and at its subsidiaries in both 2012 and 2013 and determined no further goodwill impairment charges were required.

OVERVIEW

Heartland is a diversified financial services company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. Heartland currently has ten banking subsidiaries with 80 locations in 59 communities in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas and Missouri and loan production offices in California, Nevada, Wyoming, Idaho, North Dakota, Oregon, Washington and Nebraska. In addition, Heartland has separate subsidiaries in the consumer finance, insurance and property management businesses. Our primary strategy is to balance our focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings within existing market areas.

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

Net income recorded for 2013 was $36.8 million, compared to $49.8 million recorded during 2012, a decrease of $13.0 million or 26%. Net income available to common stockholders was $35.7 million, or $2.04 per diluted common share, for the year ended December 31, 2013, compared to $46.4 million, or $2.77 per diluted common share, earned during the prior year. Return on average common equity was 10.87% and return on average assets was 0.70% for 2013, compared to 15.78% and 1.04%, respectively, for 2012.

The reduction in earnings for 2013 was due to a decline in income from our mortgage lending operations, offset in part by increased earnings from our community banking. Earnings for 2013, in comparison to 2012, were most positively affected by increases in net interest income, loan servicing income and service charges and fees, combined with decreases in net loss on repossessed assets and other noninterest expenses. These improvements were more than offset by a decline in gains on sale of loans, reduced securities gains and increases in salaries and employee benefits, occupancy and professional fees expenses. Net interest income was $163.8 million during 2013 compared to $150.2 million during 2012, an increase of $13.6 million. Loan servicing income increased $3.1 million and service charges and fees increased $2.4 million, while net loss on repossessed assets decreased $2.7 million and other noninterest expenses decreased $4.1 million. The most significant contributing factors to the reduced earnings in 2013 as compared to 2012 were gains on sale of loans, which decreased $21.8 million, and salaries and employee benefits, which increased $12.5 million.

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

On October 18, 2013, Heartland completed a merger transaction with Morrill Bancshares, Inc., the holding company for Morrill & Janes Bank and Trust Company, based in Merriam, Kansas. On the date of merger, Morrill & Janes Bank and Trust Company had total loans valued at $377.7 million and total deposits valued at $665.3 million. After the merger, Morrill & Janes Bank and Trust Company became Heartland's tenth independent, state-chartered, bank subsidiary and continues to operate under its current name and management team. The aggregate purchase price, which was based on the tangible book value of Morrill Bancshares, Inc., was approximately $55.4 million, $16.6 million or 30% of which was paid in cash, and $38.8 million or 70% of which was paid by delivery of 1,402,431 shares of Heartland common stock.

On November 22, 2013, Heartland acquired Freedom Bank in Sterling, Illinois, from its parent company, River Valley Bancorp, Inc., a Davenport, Iowa-based bank holding company. The acquisition of Freedom Bank was arranged through a negotiated transfer of ownership with Heartland’s flagship bank, Dubuque Bank and Trust Company. On the date of acquisition, Freedom Bank had total loans valued at $39.3 million and total deposits valued at $54.1 million. Freedom Bank operated independently as a subsidiary of Dubuque Bank and Trust Company until March 2014 when it was merged into Riverside Community Bank, Heartland’s Rockford, Illinois-based bank.

During 2012, Heartland completed three acquisitions. On July 13, 2012, the purchase of three retail banking offices from Liberty Bank, FSB in the Dubuque, Iowa market was completed through Dubuque Bank and Trust Company. It included loans of $9.4 million and deposits of $53.8 million. On November 16, 2012, Heartland completed the purchase of First Shares, Inc. headquartered in Platteville, Wisconsin. Simultaneous with closing of this transaction, First National Bank of Platteville was merged into Heartland's Wisconsin Bank & Trust subsidiary. The merger expanded the number of Wisconsin Bank & Trust locations from seven to ten and added three communities in southwestern Wisconsin to the bank's service area. The transaction included, at fair value, assets of $128.0 million, loans of $84.9 million and deposits of $114.2 million. Finally, on December 7, 2012, Heartland completed the purchase of Heritage Bank, N.A. located in Phoenix, Arizona. Heritage Bank, N.A. operated as a separate charter until late in the first quarter of 2013 when it merged into Heartland's Arizona Bank & Trust subsidiary. The transaction included, at fair value, assets of $109.1 million, loans of $63.4 million and deposits of $83.3 million.

Total assets were $5.92 billion at December 31, 2013, an increase of $933.2 million or 19% since December 31, 2012. On the date acquired, Morrill & Janes Bank and Trust Company had $810.8 million in assets and Freedom Bank had $67.1 million in assets. Securities represented 32% of Heartland's total assets at December 31, 2013, compared to 31% at year-end 2012. Total loans and leases held to maturity were $3.50 billion at December 31, 2013, compared to $2.82 billion at year-end 2012, an increase of $675.4 million or 24%, with $595.2 million of the increase occurring during the fourth quarter. Included in the loan growth for the fourth quarter of 2013 were $377.7 million of loans acquired in the Morrill & Janes merger and $39.3 million acquired in the Freedom acquisition. Excluding these acquisitions, loan growth totaled $258.4 million or 9% for 2013. Commercial and commercial real estate loans, which totaled $2.48 billion at December 31, 2013, increased $478.6 million or 24% since year-end 2012, with $295.6 million attributable to the acquisitions. Residential mortgage loans, which totaled $349.3 million at December 31, 2013, increased $99.7 million or 40% since year-end 2012, with $56.9 million attributable to the acquisitions. Agricultural and agricultural real estate loans, which totaled $376.7 million at December 31, 2013, increased $48.4 million or 15% since year-end 2012, with $49.4 million attributable to the acquisitions. Consumer loans, which totaled $294.1 million at December 31, 2013, increased $48.5 million or 20% since year-end 2012, with $15.0 million attributable to the acquisitions.

Total deposits were $4.67 billion at December 31, 2013, compared to $3.85 billion at year-end 2012, an increase of $820.8 million or 21%, with $665.3 million attributable to the Morrill & Janes merger and $54.1 million attributable to the Freedom acquisition. Demand deposits totaled $1.24 billion at December 31, 2013, an increase of $264.3 million or 27% since year-end 2012, with $91.6 million attributable to the acquisitions. Exclusive of $543.6 million acquired, savings deposits decreased $12.8 million or 1% since year-end 2012. Certificates of deposit decreased $58.5 million or 7% when excluding $84.2 million in acquired certificates of deposit. The composition of Heartland's deposits continued its positive trend as no-cost demand deposits as a percentage of total deposits were 27% at December 31, 2013, compared to 25% at December 31, 2012, while higher-cost certificates of deposit as a percentage of total deposits were 19% at December 31, 2013, compared to 23% at December 31, 2012.

Total assets were $4.99 billion at December 31, 2012, an increase of $685.5 million or 16% since December 31, 2011. Included in this asset growth were $290.6 million in assets acquired in acquisitions during the year. Securities represented 31% of total assets at both December 31, 2012 and 2011.Total loans and leases held to maturity were $2.82 billion at December 31, 2012, compared to $2.48 billion at year-end 2011, an increase of $340.3 million or 14%. Exclusive of $157.7 million in loans attributable to the acquisitions, loan growth during 2012 was $182.6 million or 7%. Commercial and commercial real estate loans, which totaled $2.00 billion at December 31, 2012, increased $191.9 million or 11% since year-end 2011, with $83.7 million attributable to the acquisitions. Residential mortgage loans, which totaled $249.7 million at December 31, 2012, increased $55.3 million or 28% since year-end 2011, with $26.3 million attributable to acquisitions. Agricultural and agricultural real estate loans, which totaled $328.3 million at December 31, 2012, increased $65.3 million or 25% since year-end 2011, with $37.7 million of this growth attributable to the acquisitions. Consumer loans, which totaled $245.7 million at December 31, 2012, increased $25.6 million or 12% since year-end 2011, with $10.1 million of the growth attributable to acquisitions.

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

Net interest margin, expressed as a percentage of average earning assets, was 3.78% during 2013 compared to 3.98% during 2012 and 4.16% during 2011. These declines are a result of the sustained low interest rate environment where yields on the securities and loan portfolios declined at a greater pace than rates paid on deposits and other borrowings. With deposit rates at close to the bottom of their manageable range and reinvestment rates on maturing securities at dramatically lower levels, the sustainability of net interest margin as a percentage at current levels will be contingent on management's ability to shift dollars from the securities portfolio into the loan portfolio. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

On a tax-equivalent basis, interest income increased $12.3 million or 6% to $209.0 million from $196.7 million during 2012 and decreased $939,000 or less than 1% from $197.7 million in 2011. Average earning assets increased $620.0 million or 16% during 2013 compared to 2012, with approximately $171.4 million of the growth attributable to the acquisitions completed during the fourth quarter. Average earning assets increased $322.3 million or 9% during 2012 compared to 2011, with approximately $45.0 million attributable to acquisitions completed during the last half of 2012. The average interest rate earned on total average earning assets was 4.56% during 2013 compared to 4.97% during 2012 and 5.43% during 2011. The overall yield earned on the securities portfolio was 2.63% in 2013 compared to 2.97% in 2012 and 3.69% in 2011, a decrease of 34 basis points in 2013 and 72 basis points during 2012. The overall yield earned on the loan portfolio was 5.61% in 2013 compared to 5.95% in 2012 and 6.36% in 2011, a decrease of 34 basis points in 2013 and 41 basis points during 2012. The composition of average earning assets changed as the percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 65% during 2013 compared to 67% during 2012 and 65% during 2011.

Interest expense decreased $3.5 million or 9% during 2013 to $35.7 million compared to $39.2 million during 2012 and decreased $7.2 million or 15% during 2012 from $46.3 million during 2011. Even though average interest bearing liabilities increased $348.5 million or 11% for 2013 and $175.8 million or 6% for 2012, the average interest rate paid on Heartland's deposits and borrowings declined during both years. The average interest rate paid on Heartland's interest bearing deposits and borrowings was 1.01% in 2013 compared to 1.23% in 2012 and 1.53% in 2011. Contributing to these improvements in interest expense was a continued change in the mix of deposits as balances shifted from higher cost certificates of deposit to lower cost interest-bearing deposits. Average savings balances, as a percentage of total average interest bearing deposits, was 71% during 2013 compared to 69% during 2012 and 65% for 2011. Additionally, the average interest rate paid on savings deposits was 0.32% during 2013 compared to 0.38% during 2012 and 0.57% during 2011. Management continues to look for opportunities to reduce Heartland's funding costs. Certificates of deposit maturing within the next six months total $281.2 million at an average weighted interest rate of 1.19%, and an additional $215.9 million matures in the second half of the year at an average interest rate of 1.50%. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.30% and 0.50%. The rates currently paid on our non-maturity deposits are effectively approaching a floor and we believe there is less flexibility to pay lower rates on these deposits in the future.

Net interest income on a tax-equivalent basis totaled $173.3 million during 2013, an increase of $15.7 million or 10% from the $157.6 million recorded during 2012. Net interest income on a tax-equivalent basis increased $6.2 million or 4% during 2012 from the $151.3 million recorded during 2011.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest margin. We plan to continue to work toward improving both our earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 40% of our commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 70% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on our interest income. Item 7A of this Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 12 to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

The following table provides certain information relating to our average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated, in thousands. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets with tax favorable treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 35%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favorable assets and dividing by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$1,198,777	$21,501	1.79%	$1,015,624	$22,129	2.18%	$1,069,747	$34,095	3.19%
Nontaxable(1)	395,578	20,452	5.17	283,735	16,459	5.80	190,399	12,362	6.49
Total securities	1,594,355	41,953	2.63	1,299,359	38,588	2.97	1,260,146	46,457	3.69
Interest bearing deposits	9,242	12	0.13	5,658	8	0.14	3,179	3	0.09
Federal funds sold	1,417	1	0.07	556	4	0.72	430	1	0.23
Loans and Leases:(2)
Commercial and commercial real estate(1)	2,078,594	105,239	5.06	1,889,891	100,644	5.33	1,748,669	100,024	5.72
Residential mortgage	344,606	14,511	4.21	293,850	13,142	4.47	198,312	10,172	5.13
Agricultural and agricultural real estate(1)	331,622	17,494	5.28	282,519	15,896	5.63	255,615	15,553	6.08
Consumer	261,611	24,210	9.25	230,192	22,874	9.94	216,268	20,526	9.49
Fees on loans	—	5,556	—	—	5,580	—	—	4,939	—
Less: allowance for loan and lease losses	(39,151)	—	—	(39,757)	—	—	(42,693)	—	—
Net loans and leases	2,977,282	167,010	5.61	2,656,695	158,136	5.95	2,376,171	151,214	6.36
Total earning assets	4,582,296	208,976	4.56	3,962,268	196,736	4.97	3,639,926	197,675	5.43
NONEARNING ASSETS
Total nonearning assets	500,835			501,397			431,885
TOTAL ASSETS	$5,083,131			$4,463,665			$4,071,811
INTEREST BEARING LIABILITIES
Savings	$2,101,295	$6,674	0.32%	$1,763,233	$6,736	0.38%	$1,589,697	$9,090	0.57%
Time, $100,000 and over	315,623	4,403	1.40	272,338	4,776	1.75	265,664	5,928	2.23
Other time deposits	532,157	8,891	1.67	531,351	10,718	2.02	590,767	14,206	2.40
Short-term borrowings	257,084	808	0.31	252,849	818	0.32	202,183	893	0.44
Other borrowings	339,578	14,907	4.39	377,478	16,134	4.27	373,119	16,226	4.35
Total interest bearing liabilities	3,545,737	35,683	1.01	3,197,249	39,182	1.23	3,021,430	46,343	1.53
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	1,064,177			829,566			667,952
Accrued interest and other liabilities	62,161			58,572			37,551
Total noninterest bearing liabilities	1,126,338			888,138			705,503
STOCKHOLDERS' EQUITY	411,056			378,278			344,878
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,083,131			$4,463,665			$4,071,811
Net interest income(1)		$173,293			$157,554			$151,332
Net interest spread(1)			3.55%			3.74%			3.90%
Net interest income to total earning assets(1)			3.78%			3.98%			4.16%
Interest bearing liabilities to earning assets	77.38%			80.69%			83.01%

(1) Tax equivalent basis is calculated using a tax rate of 35%.
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

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)

	For the Years Ended December 31,
	2013 Compared to 2012			2012 Compared to 2011
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$3,634	$(4,262)	$(628)	$(1,650)	$(10,316)	$(11,966)
Municipals(1)	5,935	(1,942)	3,993	5,530	(1,433)	4,097
Interest bearing deposits	5	(1)	4	3	2	5
Federal funds sold	3	(6)	(3)	—	3	3
Loans and leases(1)(2)	18,338	(9,464)	8,874	17,106	(10,184)	6,922
TOTAL EARNING ASSETS	27,915	(15,675)	12,240	20,989	(21,928)	(939)
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	1,176	(1,238)	(62)	911	(3,265)	(2,354)
Time, $100,000 and over	691	(1,064)	(373)	146	(1,298)	(1,152)
Other time deposits	16	(1,843)	(1,827)	(1,340)	(2,148)	(3,488)
Short-term borrowings	14	(24)	(10)	195	(270)	(75)
Other borrowings	(1,654)	427	(1,227)	188	(280)	(92)
TOTAL INTEREST BEARING LIABILITIES	243	(3,742)	(3,499)	100	(7,261)	(7,161)
NET INTEREST INCOME	$27,672	$(11,933)	$15,739	$20,889	$(14,667)	$6,222

(1) Tax equivalent basis is calculated using a tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

In both years, the decrease in rates on deposits and borrowings had a significant positive impact on net interest income, with the increase in the volume of these interest bearing liabilities having only a very slight negative impact. In 2013, the increase in the volume of earning assets more than offset the decrease in rate earned on these assets resulting in $12.2 million of the $15.7 million net increase in interest income, while the increased interest income resulting from the higher volume of these assets in 2012 did not quite offset the decrease in interest income resulting from the decreased rate on assets in 2012. In both years the decreasing rates had a significant negative impact on net interest income as asset yields declined more significantly than the rates paid on liabilities, but these decreases in rate were more than offset by the increase in interest income resulting from increased volume of earning assets.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an appropriate allowance for loan and lease losses. In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion under the captions "Critical Accounting Policies" and "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of December 31, 2013, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at December 31, 2013, was 1.19% of loans and leases and 98.27% of nonperforming loans compared to 1.37% of loans and leases and 89.71% of nonperforming loans at December 31, 2012, and 1.48% of loans and leases and 64.09% of nonperforming loans at December 31, 2011. Exclusive of acquired loans, for which a valuation reserve is recorded, the allowance for loan and lease losses at December 31, 2013, was 1.42% of loans and leases and 105.70% of nonperforming loans. The provision for loan losses was $9.7 million during 2013 compared to $8.2 million during 2012 and $29.4 million during 2011. The increased provision in 2013 was primarily a result of a provision to create a specific allowance for a single impaired loan, resulting in an aggregate allowance for loan and lease losses on impaired loans of $6.7 million at December 31, 2013, and an allowance on non-impaired loans, exclusive of acquisitions, of $35.0 million. A reduction in the level of the allowance for loan and lease losses maintained for impaired loans was the primary contributor to the lower provision during 2012. The portion of the allowance for loan and lease losses maintained for impaired loans was $4.6 million at December 31, 2012, leaving the allowance on non-impaired loans, exclusive of acquisitions, relatively stable at 1.32% of loans and leases at December 31, 2012, compared to 1.31% at December 31, 2011. The provision for loan and lease losses began increasing with the recession in 2008, as depressed economic conditions resulted in increased delinquencies. Particularly affected were our Western markets in Arizona and Montana. The increased, although moderated, provisions continued during 2011 as some individual credits continued to be impacted and updated appraised values of collateral reflected a decline in property values due primarily to a lack of recent comparable sales and an extension of absorption periods. During 2013 and 2012, the provision returned to a pre-recession level, as property values stabilized and, in some areas, increased.

Noninterest Income

The table below summarizes Heartland's noninterest income for the years indicated, in thousands.

NONINTEREST INCOME
	For the Years Ended December 31,			% Change
	2013	2012	2011	2013/2012	2012/2011
Service charges and fees	$17,660	$15,242	$14,303	16%	7%
Loan servicing income	14,413	11,300	5,932	28	90
Trust fees	11,708	10,478	9,856	12	6
Brokerage and insurance commissions	4,561	3,702	3,511	23	5
Securities gains, net	7,121	13,998	13,104	(49)	7
Gain on trading account securities, net	1,421	47	89	2,923	(47)
Impairment loss on securities	—	(981)	—	100	—
Gains on sale of loans held for sale	27,430	49,198	11,366	(44)	333
Valuation adjustment on mortgage servicing rights	496	(477)	(19)	204	(2,411)
Income on bank owned life insurance	1,555	1,442	1,349	8	7
Other noninterest income	3,253	4,713	86	(31)	5,380
Total Noninterest Income	$89,618	$108,662	$59,577	(18)%	82%

Noninterest income was $89.6 million in 2013 compared to $108.7 million in 2012, a decrease of $19.1 million or 18%, driven primarily by decreases in gains on sale of loans held for sale from our mortgage banking operations, and from decreased gains on sale of securities. These decreases were partially offset by increases in other fee income categories. During 2012, noninterest income was $108.7 million compared to $59.6 million in 2011, an increase of $49.1 million or 82% driven almost exclusively from significantly increased gains on sale of loans held for sale and servicing income from our mortgage banking operations.

Service charges and fees increased $2.4 million or 16% from 2012 to 2013 and increased $939,000 or 7% from 2011 to 2012.
Service charges on checking and savings accounts totaled $4.8 million during 2013 compared to $3.9 million during 2012, an increase of $927,000 or 24%. For 2012, service charges on checking and savings accounts increased $590,000 or 18% from $3.3 million recorded in 2011. Overdraft fees totaled $5.8 million during 2013, $5.5 million during 2012 and $5.4 million during 2011. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $6.1 million during 2013, $5.1 million during 2012 and $5.0 million during 2011. These increases are primarily attributable to a larger demand deposit customer base in 2013, a portion of which is due to the acquisitions completed during the last half of 2012.

Loan servicing income increased $3.1 million or 28% for 2013 and $5.4 million or 90% for 2012. Included in loan servicing income are the fees collected for the servicing of mortgage loans for others, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $6.9 million during 2013 compared to $4.4 million during 2012 and $3.6 million during 2011. The portfolio of mortgage loans serviced for others by Heartland totaled $3.05 billion at December 31, 2013, compared to $2.20 billion at December 31, 2012, and $1.54 billion at December 31, 2011. Two additional components of loan servicing income related to the mortgage loans serviced for others portfolio, mortgage servicing rights and amortization of mortgage servicing rights, are dependent upon the level of loans Heartland originates and sells into the secondary market, which in turn is highly influenced by market interest rates for home mortgage loans. Mortgage servicing rights income was $12.8 million during 2013 compared to $11.5 million during 2012 and $3.7 million during 2011. The amortization of mortgage servicing rights was $7.3 million during 2013 compared to $6.6 million during 2012 and $3.6 million during 2011. Note 8 to the consolidated financial statements contains a discussion about our mortgage servicing rights. Significant expansion of our National Residential Mortgage unit, together with historically low interest rates, combined to generate significantly higher residential mortgage loan origination activity during 2012. Slightly increasing and more stable interest rates in 2013 resulted in less refinancing activity and less loan origination activity in 2013.

The following table summarizes Heartland's residential mortgage loan activity for the years indicated, in thousands:

	As of and For the Years Ended December 31,
	2013	2012	2011
Mortgage Servicing Fees	$6,897	$4,431	$3,605
Mortgage Servicing Rights Income	12,769	11,451	3,723
Mortgage Servicing Rights Amortization	(7,314)	(6,597)	(3,637)
Total Residential Mortgage Loan Servicing Income	$12,352	$9,285	$3,691
Valuation Adjustment on Mortgage Servicing Rights	$496	$(477)	$(19)
Gains On Sale of Loans Held For Sale	$26,959	$48,907	$11,134
Residential Mortgage Loans Originated	$1,484,949	$1,647,650	$608,236
Residential Mortgage Loans Sold	$1,421,497	$1,531,563	$452,930
Residential Mortgage Loan Servicing Portfolio	$3,045,893	$2,199,486	$1,541,517

Gains on sale of loans held for sale totaled $27.4 million during 2013 compared to $49.2 million during 2012 and $11.4 million during 2011, which result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. As reflected in the table above, the volume of residential mortgage loans sold totaled $1.42 billion during 2013 compared to $1.53 billion during 2012 and $452.9 million during 2011. Refinancing activity increased during the last half of 2011 as long-term mortgage loan rates fell to all-time lows and continued throughout 2012 and then tapered off during 2013 as residential mortgage loan interest rates increased. For the fourth quarter of 2013, refinancing activity represented 35% of Heartland's total mortgage loan originations compared to 71% during the fourth quarter of 2012.
In 2011, we began the expansion of our residential mortgage loan operations with the opening of loan production offices in both existing states, as well the new states of California and Nevada during 2011; Wyoming, Nevada, Idaho and North Dakota during 2012; and Oregon, Washington and Nebraska during 2013.

Trust fees increased $1.2 million or 12% during 2013 and $622,000 or 6% during 2012. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.62 billion at December 31, 2013, compared to $1.38 billion at December 31, 2012, and $1.36 billion at December 31, 2011. Those values fluctuate throughout the year as market conditions improve or decline. The total number of trust accounts was 1,944 at December 31, 2013, compared to 1,950 at December 31, 2012, and 1,987 at December 31, 2011.

Brokerage and insurance commissions increased $859,000 or 23% during 2013 and $191,000 or 5% during 2012. These fees benefited from a more active securities market in 2013.

Securities gains totaled $7.1 million during 2013 compared to $14.0 million during 2012 and $13.1 million during 2011. As market interest rates began to increase in the last three quarters of 2013, the value of Heartland's securities portfolio was impacted, making the realization of securities gains more difficult. During both years 2012 and 2011, volatility in the bond market provided opportunities to swap securities from one sector of the portfolio to another without significantly changing the duration of the portfolio. During 2012, we implemented a strategy of selling short duration (less than 1.5 years) mortgage-backed securities and replacing with well-structured, non-callable bonds, which are expected to protect us under a wider range of possible interest rate scenarios and decrease susceptibility to the mortgage prepayment risk associated with mortgage-backed securities. Strategies implemented during 2011 included the sale of taxable municipal bonds and reinvestment into tax-exempt municipal bonds and the shift of a portion of the securities portfolio from agencies to treasuries and shorter-term mortgage-backed securities. Additionally, during 2013, two private label Z tranche securities with a book value of $31,000 were sold at a gain of $1.6 million. During 2011, one of these private label Z tranche securities with a book value of $10,000 was sold at a gain of $1.4 million. Five of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $89,000 and a market value of $3.3 million at December 31, 2013. Management has not determined when any future sales of these Z tranche securities will occur.

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

Trading securities experienced net gains of $1.4 million during 2013 compared to $47,000 during 2012 and $89,000 during 2011. The net gains in 2013 were primarily attributable to shares of Fannie Mae preferred stock Heartland has held in its trading securities portfolio since 2008. Subsequent to December 31, 2013, this stock was sold.

Other noninterest income was $3.3 million during 2013 compared to $4.7 million during 2012 and $86,000 during 2011. Affecting other noninterest income were payments due to or from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed in 2009. Payments due to the FDIC totaled $913,000 during 2011, whereas payments due from the FDIC totaled $463,000 during 2013 and $203,000 during 2012. Included in other noninterest income during 2013 was $438,000 in gains on two real estate properties obtained through collection efforts on nonperforming loans. Included in other noninterest income during 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member and a $682,000 write up on the appraised value of real property obtained through collection efforts on nonperforming loans.

Noninterest Expenses

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands.

NONINTEREST EXPENSES
	For the Years Ended December 31,			% Change
	2013	2012	2011	2013/2012	2012/2011
Salaries and employee benefits	$118,224	$105,727	$75,537	12%	40%
Occupancy	13,459	10,629	9,363	27	14
Furniture and equipment	8,040	6,326	5,636	27	12
Professional fees	17,532	15,338	12,567	14	22
FDIC insurance assessments	3,544	3,292	3,777	8	(13)
Advertising	5,294	5,294	4,292	—	23
Intangible assets amortization	1,063	562	572	89	(2)
Net loss on repossessed assets	7,244	9,969	9,807	(27)	2
Other noninterest expenses	22,161	26,244	15,745	(16)	67
Total Noninterest Expenses	$196,561	$183,381	$137,296	7%	34%
Efficiency ratio, fully taxable equivalent (1)	76.84%	72.71%	69.41%

(1) Efficiency ratio, fully taxable equivalent, is noninterest expense, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding securities gains (losses), net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources, and it excludes certain specific revenue items (such as investment securities gains (losses), net). This is a non-GAAP measure.

Noninterest expenses totaled $196.6 million in 2013 compared to $183.4 million in 2012, a $13.2 million or 7% increase. During 2013, significant increases in salaries and employee benefits, occupancy, furniture and equipment and professional fees were partially offset by decreases in net losses on repossessed assets and other noninterest expenses Noninterest expenses totaled $183.4 million in 2012 compared to $137.3 million in 2011, a $46.1 million or 34% increase. Categories contributing most significantly to the increase during 2012 were salaries and employee benefits, occupancy, professional fees, advertising and other noninterest expenses.

The largest component of noninterest expense, salaries and employee benefits, increased $12.5 million or 12% in 2013 and $30.2 million or 40% in 2012. A large portion of these increases resulted from the expansion of Heartland's residential loan origination operations, with a smaller portion attributable to the additional employees joining Heartland through the acquisitions completed during the last two quarters of 2012. On a sequential quarterly basis, salaries and employee benefits expense decreased during the third quarter of 2013 and were relatively flat during the first half of 2013 as expansion of Heartland's mortgage banking operations slowed. A large portion of the increase during 2012 resulted from the expansion of residential loan origination and the addition of personnel in the Heartland Mortgage and National Residential Mortgage unit. Commission expense, a large portion of which is associated with mortgage loan origination activity, was $19.3 million during 2013, $19.8 million during 2012 and $6.8 million during 2011. Additionally, the accrual for incentive plan compensation payouts was significantly higher in 2012, in direct correlation with the higher earnings and the reinstatement of incentive compensation for Heartland's executive officers after the repayment of TARP (Troubled Asset Relief Program) funds. Full-time equivalent employees totaled 1,676 on December 31, 2013, compared to 1,498 on December 31, 2012. The acquisitions completed in the fourth quarter of 2013 added 133 full-time equivalent employees representing 75% of this increase. Total average full-time equivalent employees were 1,339 during 2012 compared to 1,098 during 2011.

Occupancy expense increased $2.8 million or 27% in 2013 and $1.3 million or 14% in 2012. Furniture and equipment expense increased $1.7 million or 27% during 2013 and $690,000 or 12% during 2012. These increases primarily resulted from the residential loan origination operations expansion and the acquisitions completed during the last two quarters of 2012.

Professional fees increased $2.2 million or 14% during 2013 and $2.8 million or 22% during 2012. These increases were primarily attributable to Heartland's expansion of its mortgage loan origination operations and the services provided to Heartland by third-party consultants, including those performed in relation to acquisitions.

Advertising expense remained consistent at $5.3 million during 2013 and 2012 compared to $4.3 million during 2011. Promotional expenses increased during 2012 commensurate with our residential mortgage expansion, increased media advertising for retail checking accounts and television and radio production expenses for branding campaigns, which continued to be utilized in 2013.

Net losses on repossessed assets totaled $7.2 million during 2013 compared to $10.0 million during 2012 and $9.8 million during 2011. The majority of the losses during 2012 and 2011 resulted from valuation adjustments due to reductions in real estate values.

Other noninterest expenses were $22.2 million during 2013 compared to $26.2 million during 2012 and $15.7 million during 2011. Included in other noninterest expenses during the fourth quarter of both years were writedowns on investments in commercial and residential real estate projects which qualified for historic rehabilitation tax credits totaling $623,000 during 2013 and $5.8 million during 2012. These writedowns were $596,000 in 2013 and $5.3 million in 2012. Also included in the 2012 noninterest expenses were $442,000 in costs incurred for early termination fees on service contracts, severance payouts and retention bonuses paid as a result of the acquisitions. Provisions to fund a repurchase reserve for the potential buyback of residential mortgage loans were recorded in the amount of $530,000 during 2013, $2.6 million during 2012 and $613,000 during 2011, the first year we began such a provision. Also included in the 2012 other noninterest expenses was a $302,000 charge for an early payment fee and remaining unamortized issuance costs due to the early redemption of $5.0 million of trust preferred securities. The 2011 noninterest expenses included a $403,000 writedown on land in Phoenix, Arizona, which had originally been purchased for branch expansion but has now been listed for sale. Additionally, a large portion of the increases in other noninterest expenses in both years was attributable to the expansion of our mortgage origination operations.

Income Taxes

Heartland's effective tax rate was 21.9% for 2013 compared to 25.9% for 2012 and 26.9% for 2011. Heartland's income taxes included the net effect of federal historic rehabilitation tax credits totaling $898,000 for 2013 and $5.8 million in 2012. During 2011, Heartland's income taxes included a $404,000 refund for state taxes attributable to the 2007 and 2008 tax years. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $798,000 during all three years of 2013, 2012 and 2011. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 37.3% during 2013, 20.4% during 2012 and 28.8% during 2011. The tax-equivalent adjustment for this tax-exempt interest income was $9.5 million during 2013, $7.4 million during 2012 and $5.9 million during 2011.

Segment Reporting

Heartland has two reportable segments: community and other banking and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, gains on sales of loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 21 to our consolidated financial statements for further information regarding our segment reporting.

Income before taxes for the community and other banking segment for 2013 was $50.8 million compared to $48.0 million for 2012 and $36.8 million for 2011. The increases in both periods were primarily a result of increased net interest income and a lower provision for loan and lease losses; increases in the other noninterest income categories of services charges and fees, trust fees and brokerage and insurance commissions; offset in part by increased noninterest expenses, particularly in the categories of salaries and employee benefits, occupancy, furniture and equipment and professional fees, primarily as a result of the acquisitions completed in the third and fourth quarters of 2012. The community and other banking segment also benefited from significantly higher gains on sale of securities during 2012. Net interest income in this segment was $161.5 million for 2013 compared to $147.9 million for 2012 and $145.1 million for 2011. Provision for loan and lease losses was $9.7 million for 2013 compared to $8.2 million for 2012 and $29.4 million for 2011. Noninterest income totaled $49.8 million for 2013 compared to $50.9 million for 2012 and $44.8 million for 2011. Noninterest expense was $150.8 million for 2013 compared to $142.6 million for 2012 and $123.7 million for 2011.

The retail mortgage banking segment recorded a loss before taxes of $3.6 million for 2013 compared to income before taxes of $19.2 million for 2012 and $1.5 million for 2011. The decrease in 2013 is reflective of the change in long-term interest rates during the second and third quarters of 2013, resulting in lower loan originations, and the effect higher interest rates have on the gains on sale of loans into the secondary market. Also contributing to the decreases in income before taxes for the retail mortgage banking segment were additional expenses incurred during 2013 due to expansion efforts. Net interest income for this segment was $2.4 million for 2013 compared to $2.3 million for 2012 and $296,000 for 2011. Noninterest income totaled $39.8 million during 2013 compared to $57.7 million during 2012 and $14.8 million during 2011 reflecting primarily gains on sale of loans held for sale. Noninterest expense was $45.8 million during 2013 compared to $40.7 million during 2012 and $13.6 million during 2011.

FINANCIAL CONDITION

Total assets were $5.92 billion at December 31, 2013, an increase of $933.2 million or 19% since December 31, 2012. Included in the asset growth for 2013 were $810.8 million of assets acquired in the Morrill & Janes merger and $67.1 million in assets acquired in the Freedom acquisition. Total assets were $4.99 billion at December 31, 2012, an increase of $685.5 million or 16% since December 31, 2011. Included in the asset growth for 2012 were the $53.5 million in assets acquired from Liberty Bank, FSB, $128.0 million in assets acquired in the First Shares, Inc. transaction and $109.1 million acquired in the Heritage Bank acquisition.

Lending Activities

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan and lease portfolio at the end of the years indicated, in thousands:

LOAN AND LEASE PORTFOLIO
	As of December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans and leases receivable held to maturity:
Commercial	$950,197	27.16%	$712,308	25.22%	$646,116	25.97%	$559,012	23.79%	$422,347	18.08%
Commercial real estate	1,529,683	43.70	1,289,184	45.62	1,163,784	46.79	1,160,962	49.43	1,250,087	53.52
Agricultural and agricultural real estate	376,735	10.76	328,311	11.62	262,975	10.57	250,943	10.68	256,780	10.99
Residential mortgage	349,349	9.98	249,689	8.84	194,436	7.82	163,726	6.97	175,059	7.49
Consumer	294,145	8.40	245,678	8.70	220,099	8.85	214,515	9.13	231,709	9.92
Gross loans and leases receivable held to maturity	3,500,109	100.00%	2,825,170	100.00%	2,487,410	100.00%	2,349,158	100.00%	2,335,982	100.00%
Unearned discount	(168)		(676)		(2,463)		(2,581)		(2,491)
Deferred loan fees	(2,989)		(2,945)		(3,663)		(2,590)		(2,349)
Total net loans and leases receivable held to maturity	$3,496,952		$2,821,549		$2,481,284		$2,343,987		$2,331,142
Loans covered under loss share agreements:
Commercial and commercial real estate	$2,314	40.24%	$3,074	42.38%	$6,380	47.80%	$10,056	48.34%	$15,068	47.29%
Agricultural and agricultural real estate	543	9.45	748	10.31	1,659	12.43	2,723	13.09	8,984	28.20
Residential mortgage	2,280	39.66	2,645	36.47	4,158	31.15	5,792	27.85	3,626	11.38
Consumer	612	10.65	786	10.84	1,150	8.62	2,229	10.72	4,182	13.13
Total loans covered under loss share agreements	5,749	100.00%	7,253	100.00%	13,347	100.00%	20,800	100.00%	31,860	100.00%
Allowance for loan and lease losses	(41,685)		(38,715)		(36,808)		(42,693)		(41,848)
Loans and leases receivable, net	$3,461,016		$2,790,087		$2,457,823		$2,322,094		$2,321,154
Loans held for sale totaled $46.7 million at December 31, 2013, a decrease of $49.5 million or 52% since year-end 2012. These balances decreased as mortgage loan origination activity slowed during 2013. Loans held for sale at December 31, 2012, were significantly higher than the year-end 2011 total of $53.6 million as management began the pooling of certain newly originated mortgage loans into mortgage-backed securities prior to delivery into the secondary market beginning in the fourth quarter of 2012.

The table below sets forth the remaining maturities of loans and leases by category, including loans held for sale and loans covered by loss share agreements, and excluding unearned discount and deferred loan fees, as of December 31, 2013, in thousands:

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES(1)

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$420,851	$169,806	$139,507	$95,426	$124,689	$950,279
Commercial real estate	314,903	541,918	284,874	140,859	249,361	1,531,915
Residential real estate	120,325	35,919	16,794	95,912	129,090	398,040
Agricultural and agricultural real estate	176,922	110,887	21,884	24,249	43,590	377,532
Consumer	68,558	75,959	17,142	22,487	110,611	294,757
Lease financing, net	—	—	—	—	—	—
Total	$1,101,559	$934,489	$480,201	$378,933	$657,341	$3,552,523

(1) Maturities based upon contractual dates

Total loans and leases held to maturity were $3.50 billion at December 31, 2013, compared to $2.82 billion at year-end 2012, an increase of $675.4 million or 24%, with $595.2 million of the increase occurring during the fourth quarter. Included in the loan growth for the fourth quarter of 2013 were $377.7 million acquired in the Morrill & Janes merger and $39.3 million acquired in the Freedom acquisition. Excluding these acquisitions, loan growth totaled $178.3 million or 6% for the fourth quarter of 2013 and $258.4 million or 9% for the full year of 2013. Total loans and leases held to maturity at December 31, 2012, increased $340.3 million or 14% from $2.35 billion at December 31, 2011, with $173.6 million occurring during the fourth quarter, $18.4 million during the third quarter, $97.2 million during the second quarter and $51.1 million during the first quarter. Included in the loan growth for the fourth quarter of 2012 were $84.9 million in loans acquired in the First Shares, Inc. acquisition and $63.4 million acquired in the Heritage Bank acquisition. Loan growth for the third quarter of 2012 included $9.4 million in loans acquired from Liberty Bank, FSB. Excluding acquisitions, loan growth for 2012 totaled $182.6 million or 7%. The loan category experiencing the majority of the growth during both 2013 and 2012 was commercial and commercial real estate loans.

The commercial and commercial real estate loan category continues to be the primary focus for all the Bank Subsidiaries. These loans comprised 71% of the loan portfolio at both year-end 2013 and 2012 compared to 73% at year-end 2011. Commercial and commercial real estate loans, which totaled $2.48 billion at December 31, 2013, increased $478.6 million or 24% since year-end 2012, with $295.6 million attributable to the acquisitions. Commercial and commercial real estate loans increased $191.9 million or 11% during 2012. Exclusive of $83.7 million attributable to the acquisitions, this growth was $108.2 million or 6%. Exclusive of the acquisitions, approximately 62% of the 2013 growth and 73% of the 2012 growth occurred at our banks in the Midwest. During the first quarter of 2013, we launched our small business loan center, designed to provide easy access to credit and fast turnaround time for the small business customer, and add efficiencies in the handling of these customers by our business bankers. Most of our bank subsidiaries have selected dedicated staff to serve this market niche.

The initial 5.00% dividend rate payable on the preferred stock issued to the U.S. Treasury under the SBLF was subject to reduction during the second through ninth quarter after issuance (through September 30, 2013, for Heartland) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and could be reduced to as low as 1.00% if QSBL increased by ten percent or more over that period. After adjustments for acquisitions, Heartland's baseline amount was determined to be $1.01 billion, which required growth in QSBL of $101.0 million to have the dividend rate reduced to 1.00%. Through December 31, 2012, Heartland's QSBL had grown by $123.0 million or 12.1%, regressed to $103.2 million or 10.2% at March 31, 2013, $104.7 million or 10.4% at June 30, 2013, and $117.6 million at September 30, 2013. As a result of its QSBL, the dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury was 2.00% for the first quarter of 2013, 1.00% for the remaining quarters of 2013 and will be 1.00% for each quarter through March 2016.

Residential mortgage loans, which totaled $349.3 million at December 31, 2013, increased $99.7 million or 40% since year-end 2012. Exclusive of $56.9 million attributable to the acquisitions, residential mortgage loans grew $42.8 million or 17% from year-end 2012. During 2012, residential mortgage loans increased $55.3 million or 28% since year-end 2011. Exclusive of $26.3 million attributable to acquisitions, this growth was $29.0 million or 15%. Growth in both years was primarily attributable to the expansion in this line of business.

Agricultural and agricultural real estate loans, which totaled $376.7 million at December 31, 2013, increased $48.4 million or 15% since year-end 2012. Exclusive of $49.4 million attributable to the acquisitions, agricultural and agricultural real estate loans decreased $1.0 million or less than 1% since year-end 2012. During 2012, agricultural and agricultural real estate loans increased $65.3 million or 25% since year-end 2011. Exclusive of $37.7 million attributable to the acquisitions, this growth was $27.6 million or 10%. Approximately 81% of Heartland's agricultural loans at year-end 2013 were borrowers located in the Midwest. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle.

Consumer loans, which totaled $294.1 million at December 31, 2013, increased $48.5 million or 20% since year-end 2012. Exclusive of $15.0 million attributable to the acquisitions, consumer loans increased $33.5 million or 14% since year-end 2012. During 2012, consumer loans increased $25.6 million or 12% since year-end 2011. Exclusive of $10.1 million attributable to acquisitions, this growth was $15.5 million or 7% during 2012. Consumer loans at Heartland's consumer finance subsidiary, Citizens Finance Parent Co., comprised 23% of the total consumer loan portfolio at December 31, 2013, compared to 27% at both December 31, 2012 and 2011. We continue to look for opportunities to expand this line of business. A tenth office was opened in Peoria, Illinois in 2011 and an eleventh office was opened in Elgin, Illinois in 2012.

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

Loans and leases secured by real estate, either fully or partially, totaled $2.21 billion or 63% of total loans and leases at December 31, 2013, and $1.91 billion or 68% of total loans and leases at December 31, 2012. Approximately 55% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below, in thousands:

LOANS SECURED BY REAL ESTATE	As of December 31,
	2013	2012
Residential real estate, excluding residential construction and residential lot loans	$566,397	$523,071
Industrial, manufacturing, business and commercial	240,502	241,369
Agriculture	199,998	211,823
Retail	154,786	171,974
Office	160,343	154,681
Land development and lots	98,157	104,716
Hotel, resort and hospitality	97,514	96,928
Multi-family	98,214	76,606
Food and beverage	73,588	79,222
Warehousing	65,724	74,634
Health services	49,070	45,469
Residential construction	36,865	31,351
All other	99,396	101,866
Loans acquired in 4th quarter 2013	272,157	—
Total loans secured by real estate	$2,212,711	$1,913,710

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

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	As of December 31,
	2013	2012	2011	2010	2009
Not covered under loss share agreements:
Nonaccrual loans and leases	$42,394	$43,156	$57,435	$90,512	$78,118
Loans and leases contractually past due 90 days or more	24	—	—	85	17
Total nonperforming loans and leases	42,418	43,156	57,435	90,597	78,135
Other real estate	29,794	35,470	43,506	31,731	30,205
Other repossessed assets	397	542	648	302	501
Total nonperforming assets not covered under loss share agreements	$72,609	$79,168	$101,589	$122,630	$108,841
Covered under loss share agreements:
Nonaccrual loans and leases	$783	$1,259	$3,345	$4,901	$4,170
Loans and leases contractually past due 90 days or more	—	—	—	—	—
Total nonperforming loans and leases	783	1,259	3,345	4,901	4,170
Other real estate	58	352	881	271	363
Other repossessed assets	—	—	—	—	—
Total nonperforming assets covered under loss share agreements	$841	$1,611	$4,226	$5,172	$4,533
Restructured loans(1)	$19,353	$21,121	$25,704	$23,719	$46,656
Nonperforming loans and leases not covered under loss share agreements to total loans and leases receivable	1.21%	1.53%	2.31%	3.87%	3.35%
Nonperforming assets not covered under loss share agreements to total loans and leases receivable plus repossessed property	2.06%	2.77%	4.02%	5.16%	4.61%
Nonperforming assets not covered under loss share agreements to total assets	1.23%	1.59%	2.39%	3.07%	2.71%

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during 2013 and 2012, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2012	$44,415	$35,822	$542	$80,779
Loan foreclosures	(18,956)	18,343	613	—
Net loan recoveries	(6,727)	—	—	(6,727)
New nonperforming loans	44,884	—	—	44,884
Reduction of nonperforming loans(1)	(20,415)	—	—	(20,415)
OREO/Repossessed sales proceeds	—	(19,081)	(546)	(19,627)
OREO/Repossessed assets writedowns, net	—	(5,232)	(179)	(5,411)
Net activity at Citizens Finance Parent Co.	—	—	(33)	(33)
December 31, 2013	$43,201	$29,852	$397	$73,450

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2011	$60,780	$44,387	$648	$105,815
Loan foreclosures	(28,942)	28,751	191	—
Net loan recoveries	(6,295)	—	—	(6,295)
New nonperforming loans	33,439	—	—	33,439
Reduction of nonperforming loans(1)	(14,567)	—	—	(14,567)
OREO/Repossessed sales proceeds	—	(30,009)	(364)	(30,373)
OREO/Repossessed assets writedowns, net	—	(7,307)	(156)	(7,463)
Net activity at Citizens Finance Parent Co.	—	—	223	223
December 31, 2012	$44,415	$35,822	$542	$80,779

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans, exclusive of those covered under loss sharing agreements, were $42.4 million or 1.21% of total loans and leases at December 31, 2013, compared to $43.2 million or 1.53% of total loans and leases at December 31, 2012, and $57.4 million or 2.31% of total loans and leases at December 31, 2011. Approximately 63%, or $27.3 million, of Heartland's nonperforming loans at December 31, 2013, had individual loan balances exceeding $1.0 million, the largest of which was $6.8 million. These nonperforming loans, to an aggregate of 8 borrowers, were primarily located in the Midwestern states and were spread over six different industry classifications. At December 31, 2012, approximately 53%, or $22.9 million, of our nonperforming loans had individual loan balances exceeding $1.0 million. These nonperforming loans, to an aggregate of 12 borrowers, were primarily located in the Western states and were spread over eight different industry classifications. The portion of Heartland's nonperforming loans covered by government guarantees was $236,000 at December 31, 2013, compared to $1.7 million at December 31, 2012, and $2.7 million at December 31, 2011.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.30% at December 31, 2013, compared to 0.32% at December 31, 2012, and 0.23% at December 31, 2011.

Other real estate owned was $29.9 million at December 31, 2013, compared to $35.8 million at December 31, 2012, and $44.4 million at December 31, 2011. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. During 2013, $6.0 million of other real estate owned was sold during the fourth quarter, $2.7 million during the third quarter, $5.3 million during the second quarter and $3.3 million during the first quarter. During 2012, $7.0 million of other real estate owned was sold during the fourth quarter, $4.2 million during the third quarter, $5.9 million during the second quarter and $12.4 million during the first quarter. During 2011, $21.8 million of other real estate owned was sold, $5.4 million during the fourth quarter, $6.2 million during the third quarter, $4.9 million during the second quarter and $5.3 million during the first quarter.

In certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Although many of our loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes, we have also participated in certain restructuring programs for residential real estate borrowers. In general, certain residential real estate borrowers facing an interest rate reset that are current in their repayment status, are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. Our Bank Subsidiaries participate in the U.S. Department of the Treasury Home Affordable Modification Program (“HAMP”) for loans in its servicing portfolio. HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Department of the Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program. We also utilize a similar mortgage loan restructuring program for certain borrowers within our portfolio loans.

We had an aggregate balance of $32.4 million in restructured loans at December 31, 2013, of which $13.1 million was classified as nonaccrual and $19.3 million were accruing according to the restructured terms. At December 31, 2012, we had $26.0 million in restructured loans, of which $4.5 million was classified as nonaccrual and $21.1 million was accruing interest according to the restructured terms.

At December 31, 2013, $115.7 million or 51% of the consumer loans originated by the Bank Subsidiaries were in home equity lines of credit ("HELOCs") compared to $95.0 million or 53% at December 31, 2012, and $90.6 million or 56% at December 31, 2011. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, HELOCs are established at an 80% loan to value.

The Bank Subsidiaries have not been active in the origination of subprime loans. Consistent with our community banking model, which includes meeting the legitimate credit needs within the communities served, the Bank Subsidiaries may make loans to borrowers possessing subprime characteristics if there are mitigating factors present that reduce the potential default risk of the loan.

Allowance For Loan And Lease Losses

The process we use to determine the appropriateness of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of this report.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at December 31, 2013, was 1.19% of loans and leases and 98.27% of nonperforming loans compared to 1.37% of loans and leases and 89.71% of nonperforming loans at December 31, 2012, and 1.48% of loans and leases and 64.09% of nonperforming loans at December 31, 2011. Exclusive of acquired loans, for which a valuation reserve is recorded, the allowance for loan and lease losses at December 31, 2013, was 1.42% of loans and leases and 105.70% of nonperforming loans in comparison with 1.45% of loans and leases and 90.54% of nonperforming loans at December 31, 2012. The allowance for loan and lease losses as a percentage of loans and leases declined in both years as several credit relationships considered impaired, for which specific reserves had been provided, were charged-off or transitioned to other real estate owned. The provision for loan losses was $9.7 million during 2013 compared to $8.2 million during 2012 and $29.4 million during 2011. The increased provision in 2013 was primarily a result of a provision to create a specific allowance for a single impaired loan, resulting in an aggregate allowance for loan and lease losses on impaired loans of $6.7 million at December 31, 2013, and an allowance on non-impaired loans, exclusive of acquisitions, of $35.0 million. A reduction in the level of the allowance for loan and lease losses maintained for impaired loans was the primary contributor to the lower provision during 2012. The portion of the allowance for loan and lease losses maintained for impaired loans was $4.6 million at December 31, 2012, leaving the allowance on non-impaired loans, exclusive of acquisitions, relatively stable at 1.32% of loans and leases at December 31, 2012, compared to 1.31% at December 31, 2011. The allowance for loan and lease losses related to total impaired loans was $5.5 million at December 31, 2011.

Although the aggregate annual provision for loan losses moderated in 2012, additions to the allowance for loan and lease losses continued during 2011 as the sluggish economic recovery and the long-term affect of adverse economic conditions impacted individual credits and continued to impact the value of collateral when appraisals were obtained.

The amount of net charge-offs not covered by loss share agreements recorded by us was $6.6 million during 2013 compared to $5.9 million during 2012 and $36.3 million during 2011. As a percentage of average loans and leases, net charge-offs were 0.22% during 2013 compared to 0.23% during 2012 and 1.46% during 2011. A large portion of the net charge-offs during both years was related to nonfarm nonresidential real estate and construction, land development and other land loans, including residential lot loans. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. Citizens Finance Parent Co., our consumer finance subsidiary, experienced net charge-offs of $3.3 million during 2013 compared to $2.5 million during 2012 and $1.6 million during 2011. Net losses as a percentage of average loans, net of unearned, at Citizens were 4.91% for 2013 compared to 3.88% for 2012 and 2.99% for 2011. Loans with payments past due for more than thirty days at Citizens were 2.46% of gross loans at year-end 2013 compared to 2.15% of gross loans at year-end 2012 and 3.79% at year-end 2011. Although we may periodically experience a charge-off of more significance on an individual credit, we feel our credit culture remains solid.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans and leases outstanding, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
	As of December 31,
	2013	2012	2011	2010	2009
Allowance at beginning of year	$38,715	$36,808	$42,693	$41,848	$35,651
Charge-offs:
Commercial and commercial real estate	5,711	8,697	32,474	27,191	27,888
Residential real estate	1,036	988	1,878	1,641	1,869
Agricultural and agricultural real estate	23	1	167	301	496
Consumer	4,777	4,818	5,461	4,917	4,712
Total charge-offs	11,547	14,504	39,980	34,050	34,965
Recoveries:
Commercial and commercial real estate	3,397	7,160	3,919	1,585	1,073
Residential real estate	158	164	46	19	79
Agricultural and agricultural real estate	110	81	33	152	32
Consumer	1,155	804	732	631	601
Total recoveries	4,820	8,209	4,730	2,387	1,785
Net charge-offs(1)(2)	6,727	6,295	35,250	31,663	33,180
Provision for loan and lease losses	9,697	8,202	29,365	32,508	39,377
Allowance at end of year	$41,685	$38,715	$36,808	$42,693	$41,848
Net charge-offs to average loans and leases	0.22%	0.23%	1.46%	1.31%	1.38%

(1) Includes net charge-offs at Citizens Finance Parent Co. of $3,274 for 2013, $2,468 for 2012, $1,608 for 2011, $1,605 for 2010, and $1,942 for 2009.
(2) Includes net charge-offs on loans covered under loss share agreements of $114 for 2013, $409 for 2012, ($1,065) for 2011, $798 for 2010 and $1,344 for 2009.

The table below shows our allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves, in thousands:

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable
Commercial and commercial real estate(1)	$27,251	70.86%	$25,861	70.84%	$25,170	72.76%	$30,850	73.22%	$33,602	71.60%
Residential real estate	3,720	9.98	3,543	8.84	3,001	7.82	2,381	6.97	1,691	7.49
Agricultural and agricultural real estate	2,992	10.76	2,138	11.62	1,763	10.57	2,147	10.68	2,852	10.99
Consumer	7,722	8.40	7,173	8.70	6,874	8.85	6,315	9.13	3,566	9.92
Unallocated	—		—		—		1,000		137
Total allowance for loan and lease losses	$41,685		$38,715		$36,808		$42,693		$41,848

(1) For 2013, the amount allocated to commercial was $13,099 and the amount allocated to commercial real estate was $14,152. For 2012, the amount allocated to commercial was $11,388 and the amount allocated to commercial real estate was $14,473.

Management allocates the allowance for loan and lease losses by pools of risk within each loan portfolio. The allocation of the allowance for loan and lease losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan and lease losses in any particular category. The total allowance for loan and lease losses is available to absorb losses from any segment of the loan portfolio.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 32% of Heartland's total assets at December 31, 2013, compared to 31% at year-end 2012. Total available for sale securities as of December 31, 2013, were $1.63 billion, an increase of $143.6 million or 10% since December 31, 2012. The 2013 acquisitions included $355.7 million of available for sale securities. Total available for sale securities as of December 31, 2012, were $1.49 billion, an increase of $240.3 million or 19% since December 31, 2011. The 2012 acquisitions included available for sale securities of $24.5 million.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	As of December 31,
	2013		2012		2011
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$218,303	11.52%	$21,444	1.37%	$107,147	8.08%
Mortgage-backed securities	1,149,920	60.68	1,043,241	66.79	834,185	62.88
Obligation of states and political subdivisions	498,149	26.29	474,907	30.41	335,799	25.31
Other securities	28,672	1.51	22,365	1.43	49,461	3.73
Total securities	$1,895,044	100.00%	$1,561,957	100.00%	$1,326,592	100.00%

The percentage of Heartland's securities portfolio comprised of U.S. government corporation and agencies was 12% at December 31, 2013, compared to 1% at December 31, 2012. Mortgage-backed securities comprised 61% of Heartland's securities portfolio at December 31, 2013, compared to 67% at December 31, 2012, and 63% at December 31, 2011. The change in the composition of the securities portfolio during 2013 was partially a result of the Morrill & Janes merger, as approximately 46% of its securities were held in U.S. government corporations and agency securities, 49% in mortgage-backed securities and the remainder in municipal securities. Additionally, a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth during 2013. During 2012, the composition of the securities portfolio was shifted from lower-yielding U.S. government corporate and agency securities into mortgage-backed securities and obligations of states and political subdivisions.

Approximately 87% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at December 31, 2013, compared to 80% at December 31, 2012. Heartland's securities portfolio had an expected duration of 4.50 years as of December 31, 2013, compared to 4.30 years at year-end 2012.
The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on Heartland’s investment securities portfolio. For additional information on the Volcker Rule, see the discussion under the “Business - F. Supervision and Regulation - The Bank Subsidiaries - The Volcker Rule and Proprietary Trading” heading of Part I, Item 1 of this report.

At December 31, 2013, we had $21.8 million of other securities, including capital stock in the various Federal Home Loan Banks of which the Bank Subsidiaries are members and all of which were classified as other securities held at cost.

The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2013, by major category and classification as available for sale or held to maturity, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$7,995	0.92%	$134,672	0.96%	$75,636	3.73%	$—	—%	$—	—%	$218,303	1.35%
Obligations of states and political subdivisions(1)	4,905	4.17	16,773	3.50	24,192	0.02	220,754	3.37	—	—	266,624	3.51
Mortgage backed securities	—	—	—	—	—	—	—	—	1,143,947	2.66	1,143,947	1.88
Equity securities	—	—	—	—	—	—	—	—	5,028	—	5,028	—
Total	$12,900	2.16%	$151,445	1.25%	$99,828	2.54%	$220,754	337.40%	$1,148,975	2.66%	$1,633,902	2.31%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions(1)	$—	—%	$—	—%	$53,121	4.27%	$178,404	4.04%	$—	—%	$231,525	5.84%
Mortgage backed and equity securities	—	—	—	—	—	—		—	5,973	9.95	5,973	9.95
Total	$—	—%	$—	—%	$53,121	5.87%	$178,404	4.04%	$5,973	9.95%	$237,498	6.36%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

Some of the debt securities held in our available for sale portfolio had market values below their amortized cost basis at December 31, 2013. Because the majority of the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2013. See Note 4 to our consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

AVERAGE DEPOSITS
	For the Years Ended December 31,
	2013			2012			2011
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$1,064,177	26.52%	—%	$829,566	24.43%	—%	$667,952	21.45%	—%
Savings	2,101,295	52.36	0.32	1,763,233	51.91	0.38	1,589,697	51.05	0.57
Time deposits less than $100,000	532,157	13.26	1.67	531,351	15.64	2.02	590,767	18.97	2.40
Time deposits of $100,000 or more	315,623	7.86	1.40	272,338	8.02	1.75	265,664	8.53	2.23
Total deposits	$4,013,252	100.00%		$3,396,488	100.00%		$3,114,080	100.00%

Total average deposits increased $616.8 million or 18% during 2013. Exclusive of $145.6 million attributable to the acquisitions completed in the fourth quarter of 2013, total average deposits increased $471.2 million or 14%. During 2012, total average deposits increased $282.4 million or 9%. Exclusive of $45.9 million attributable to acquisitions, this growth was $236.5 million or 8%. During both years, this growth was weighted more heavily in our Midwestern markets, which were responsible for 62% of the growth during 2013 and 71% of the growth during 2012. The percentage of our total average deposit balances attributable to branch banking offices in our Western markets was 38% during 2013, 39% during 2012 and 41% during 2011.

The composition of Heartland's deposits continued to shift from higher cost certificates of deposit to no cost demand deposits during 2013, as average demand deposits increased $234.6 million or 28%. Exclusive of acquisitions, average demand deposits increased $216.5 million or 26% during 2013. For 2012, average demand deposits increased $161.6 million or 24%. Exclusive of acquisitions, average demand deposits increased $153.7 million or 23% during 2012. The result is an improving mix of total deposits, with demand deposits representing 27%, savings representing 54% and time deposits representing 19% at December 31, 2013. At year-end 2012, demand deposits represented 25% of total deposits, savings represented 52% and time deposits represented 23%. At year-end 2011, demand deposits represented 22% of total deposits, savings represented 52% and time deposits represented 26%. The percentage of our total average demand deposit balances attributable to branch banking offices in our Western markets was 44% during 2013, 55% during 2012 and 47% during 2011.

Average savings deposit balances increased by $338.1 million or 19% during 2013. Exclusive of acquisitions, average savings deposit balances increased $226.2 million or 13% during 2013. For 2012, average savings deposit balances increased $173.5 million or 11%. Exclusive of acquisitions, average savings deposit balances increased $159.2 million or 10% during 2012. The percentage of our total average savings deposit balances attributable to branch banking offices in our Western markets was 35% in 2013, 37% in 2012 and 38% in 2011.

Average time deposits increased $44.1 million or 5% during 2013 and, exclusive of those balances acquired through acquisitions, $28.4 million or 4%. For 2012, average time deposits decreased $52.7 million or 6% and, without acquisitions, $76.3 million or 9%. The decrease in time deposits during 2012 was attributable to an increased emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Bank Subsidiaries priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers. Additionally, due to the low interest rates, many certificate of deposit customers elected to place their maturing balances in checking or savings accounts while waiting for interest rates to improve. The percentage of our total average time deposit balances attributable to branch banking offices in our Western markets was 39% during 2013, 40% during 2012 and 41% during 2011.

Average brokered time deposits as a percentage of total average deposits were 1% during both 2013 and 2012. The reliance on brokered time deposits has decreased during more recent years as the Bank Subsidiaries were able to grow deposits in their own markets at comparable or lower interest rates.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2013, in thousands:

TIME DEPOSITS $100,000 AND OVER
December 31, 2013
3 months or less	$56,420
Over 3 months through 6 months	79,114
Over 6 months through 12 months	75,073
Over 12 months	143,577
$354,184

Borrowings

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2013, the amount of short-term borrowings was $408.8 million compared to $224.6 million at year-end 2012, an increase of $184.2 million or 82%, primarily due to increases in short-term FHLB advances and federal funds purchased. Short-term FHLB advances totaled $105.0 million at December 31, 2013, in comparison with $10.0 million at December 31, 2012.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $234.7 million at December 31, 2013, compared to $203.4 million at December 31, 2012, an increase of $31.3 million or 15%.

Also included in short-term borrowings are the revolving credit lines Heartland has with unaffiliated banks, primarily to provide liquidity to Heartland. On June 14, 2013, Heartland replaced its $5.0 million unsecured revolving credit line with a $20.0 million unsecured revolving credit line with the same unaffiliated bank. On November 12, 2013, Heartland chose not to renew one of its two revolving credit lines in the amount of $5.0 million with an unaffiliated bank. There was no balance outstanding on Heartland's revolving credit lines on either December 31, 2013, or December 31, 2012.

The following table reflects information regarding our short-term borrowings as of December 31, 2013, 2012, and 2011, in thousands:

SHORT-TERM BORROWINGS	As of and For the Years Ended December 31,
	2013	2012	2011
Balance at end of period	$408,756	$224,626	$270,081
Maximum month-end amount outstanding	408,756	298,662	270,081
Average month-end amount outstanding	274,352	248,048	197,527
Weighted average interest rate at year-end	0.19%	0.31%	0.35%
Weighted average interest rate for the year	0.31%	0.32%	0.44%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year. As of December 31, 2013, the amount of other borrowings was $350.1 million, a decrease of $38.9 million or 10% since year-end 2012.

At December 31, 2013, long-term FHLB borrowings totaled $113.5 million compared to $143.2 million at December 31, 2012, a decrease of $29.7 million or 21%. Total FHLB borrowings at December 31, 2013, had an average interest rate of 3.06% and an average maturity of 1.50 years. The interest rate on $74.5 million of these advances changes quarterly at a spread over 3-month LIBOR. When considering the earliest possible call date on these advances, the average maturity is shortened to 10 months.

Structured wholesale repurchase agreements totaled $60.0 million at December 31, 2013 and $85.0 million at December 31, 2012, a decrease of $25.0 million or 29% due to the maturity of one contract.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $11.7 million at December 31, 2013, compared to $13.0 million at December 31, 2012.

Heartland also had senior notes totaling $37.5 million outstanding at both December 31, 2013, and December 31, 2012. These senior notes mature with respect to $17.5 million on December 1, 2015, $7.0 million on each of February 1, 2017, and February 1, 2018, and $6.0 million on February 1, 2019. The senior notes are unsecured and bear interest at 5.00% per annum payable quarterly.

The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60%. The prepayment fee of $238,000 and the remaining unamortized issuance costs of $64,000 were expensed upon redemption. A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2013, is as follows, in thousands:

TRUST PREFERRED OFFERINGS
	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/13(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust III	$20,619	10/10/2003	8.25%	8.25%		10/10/2033	03/31/2014
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	2.99%	(2)	03/17/2034	03/17/2014
Heartland Financial Statutory Trust V	20,619	01/31/2006	1.33% over LIBOR	1.57%	(3)	04/07/2036	04/07/2014
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%	(4)	09/15/2037	03/15/2014
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.72%	(5)	09/01/2037	06/01/2014
Morrill Statutory Trust I	8,524	12/26/2002	3.25% over LIBOR	3.50%		12/26/2032	03/26/2014
Morrill Statutory Trust II	8,086	12/17/2003	2.85% over LIBOR	3.09%		12/17/2033	12/17/2014
	$124,860

(1) Effective weighted average interest rate as of December 31, 2013, was 5.85% due to interest rate swap transactions on the variable rate securities as discussed in Note 12 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2013, was 5.33% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2013, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2013, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

Subsequent to year end, Heartland entered into two interest rate swap transactions to fix the interest rates on the trust preferred debt assumed by Heartland with the Morrill & Janes Bank and Trust Company transaction. The swaps fix the effective interest rate on Morrill Statutory Trust I debt to 4.92% and the effective interest rate on Morrill Statutory Trust II to 4.51% for five years. In addition, subsequent to year end, Heartland entered into a forward starting interest rate swap transaction to replace the interest rate swap on Heartland's Statutory Trust IV debt, which expires on March 17, 2014. The new effective interest rate is 5.00% compared to 5.33% and is fixed for seven years.

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 13.19% and 14.69%, respectively on December 31, 2013 compared to 13.36% and 15.35%, respectively, on December 31, 2012, and compared to 14.08% and 15.87%, respectively, on December 31, 2011. At December 31, 2013, our leverage ratio, the ratio of Tier 1 capital to total average assets, was 9.67% compared to 9.84% at December 31, 2012, and 10.24% at December 31, 2011. Heartland and our Bank Subsidiaries have been, and will continue to be, managed to meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized Heartland and each of the Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the tables below, in thousands:

RISK-BASED CAPITAL RATIOS(1)
	As of and For the Years Ended December 31,
	2013		2012		2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$537,964	13.19%	$463,371	13.36%	$427,145	14.08%
Tier 1 capital minimum requirement	163,126	4.00%	138,743	4.00%	121,357	4.00%
Excess	$374,838	9.19%	$324,628	9.36%	$305,788	10.08%
Total capital	$599,038	14.69%	$532,502	15.35%	$481,513	15.87%
Total capital minimum requirement	326,252	8.00%	277,485	8.00%	242,715	8.00%
Excess	$272,786	6.69%	$255,017	7.35%	$238,798	7.87%
Total risk-adjusted assets	$4,078,154		$3,468,565		$3,033,935

(1) Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted assets ratio of 4.00% and total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1)
	As of and For the Years Ended December 31,
	2013		2012		2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$537,964	9.67%	$463,371	9.84%	$427,145	10.24%
Tier 1 capital minimum requirement(2)	222,432	4.00%	188,284	4.00%	166,865	4.00%
Excess	$315,532	5.67%	$275,087	5.84%	$260,280	6.24%
Average adjusted assets	$5,560,796		$4,707,110		$4,171,625

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
(2) We have established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Under the Basel III Rules, which are effective for Heartland on January 1, 2015, the minimum capital ratios will be increased and a new Common Tier 1 Capital Ratio will be added. For more information about these new requirements, see the discussion under the "Business - F. Supervision and Regulation - The Bank Subsidiaries - Capital Requirements" headings under Part I, Item 1 of this report. Management believes that as of December 31, 2013, Heartland would meet all of the capital adequacy requirements under the Basel III Rules on a fully phased-in basis if such requirements were currently effective.

Heartland filed a universal shelf registration statement with the SEC on August 28, 2013, which became effective on September 9, 2013, to register up to $75.0 million in securities. The shelf registration statement provides Heartland with the ability to raise capital, subject to SEC rules and limitations, if Heartland’s board of directors decides to do so.

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

Common stockholders' equity was $357.8 million at December 31, 2013, compared to $320.1 million at year-end 2012. Book value per common share was $19.44 at December 31, 2013, compared to $19.02 at year-end 2012. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. As a result of increases in market interest rates on many debt securities during the last three quarters of 2013, Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $15.1 million at December 31, 2013, compared to an unrealized gain of $20.5 million at December 31, 2012.

On December 19, 2008, Heartland received $81.7 million through participation in the TARP CPP. On September 15, 2011, Heartland sold to the U.S. Treasury $81.7 million of its Series C Preferred Stock under the SBLF. Simultaneous with receipt of the SBLF funds, Heartland redeemed the $81.7 million of preferred stock issued to the U.S. Treasury in December 2008 under the TARP CPP. On September 28, 2011, Heartland repurchased a warrant to purchase 609,687 shares of Heartland common stock from the U.S. Treasury that had been issued under the TARP CPP at a purchase price of $1.8 million. Note 18 to the financial statements contains a detailed discussion about of the capital issuance and redemptions.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank Subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank Subsidiaries upon extension of credit, is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2013, and December 31, 2012, commitments to extend credit aggregated $1.14 billion and $844.6 million, and standby letters of credit aggregated $39.7 million and $29.5 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2013, in thousands:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$892,676	$497,059	$259,602	$99,474	$36,541
Long-term debt obligations	350,109	140,838	51,439	22,387	135,445
Operating lease obligations	25,163	3,890	6,855	4,582	9,836
Purchase obligations	13,648	2,581	4,394	3,861	2,812
Other long-term liabilities	2,614	254	506	506	1,348
Total contractual obligations	$1,284,210	$644,622	$322,796	$130,810	$185,982

Other commitments:
Lines of credit	$1,144,020	$870,283	$149,407	$48,450	$75,880
Standby letters of credit	39,702	27,839	11,426	253	184
Total other commitments	$1,183,722	$898,122	$160,833	$48,703	$76,064

On a consolidated basis, we maintain a large balance of short-term securities that, when combined with cash from operations, we believe are adequate to meet our funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury under the SBLF, debt service on our revolving credit arrangements and our trust preferred securities issuances, and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from the Bank Subsidiaries and the issuance of debt securities. At December 31, 2013, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which none was outstanding. This credit agreement contains specific financial covenants which are listed in Note 11 to the consolidated financial statements. At December 31, 2013, Heartland was in compliance with these covenants.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Bank Subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $137.0 million as of December 31, 2013.

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

Operating activities provided cash of $135.6 million during 2013 compared to $48.7 million during 2012 and $58.5 million during 2011. The biggest contributor to this change was activity in loans originated for sale which provided cash of $50.0 during 2013 compared to using cash of $42.6 million during 2012 and $29.6 million during 2011. Cash used for the payment of income taxes was $5.5 million during 2013 compared to $12.2 million in 2012 and $7.1 million during 2011.

Investing activities used cash of $324.0 million during 2013, $349.7 million during 2012 and $200.0 million during 2011. The proceeds from securities sales, paydowns and maturities were $777.4 million during 2013 as compared to $871.1 million during 2012 and $789.8 million during 2011. Purchases of securities used cash of $869.3 million during 2013 as compared to $1.08 billion during 2012 and $788.5 million during 2011. The net increase in loans and leases used cash of $284.8 million in 2013, $211.6 million in 2012 and $207.0 million in 2011. Net cash received in acquisitions was $50.0 million in 2013 and $61.8 million in 2012. No acquisitions were completed in 2011.

Financing activities provided cash of $145.6 million during 2013, $339.2 million during 2012 and $208.8 million during 2011. A net increase in deposit accounts provided cash of $101.4 million during 2013 compared to $384.6 million during 2012 and $176.1 million during 2011. Activity in short-term borrowings provided cash of $114.5 million during 2013 compared to using cash of $45.5 million during 2012 and providing cash of $34.2 million during 2011. Cash proceeds from other borrowings were $5.2 million during 2013 compared to $11.7 million during 2012 and $18.6 million during 2011. Repayment of other borrowings used cash of $66.9 million during 2013 compared to $6.8 million during 2012 and $8.3 million during 2011.

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

Heartland's revolving credit agreement with an unaffiliated bank provides a maximum borrowing capacity of $20.0 million, of which no amount was borrowed at December 31, 2013. This credit agreement contains specific covenants, with which Heartland was in compliance on December 31, 2013.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in 2013 when compared to 2012.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2013, and 2012, provided the following results, in thousands:

	2013		2012
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$172,488	(0.61)%	$145,370	(0.57)%
Base	$173,551		$146,203
Up 200 Basis Points	$173,688	0.08%	$148,611	1.65%
Year 2
Down 100 Basis Points	$165,098	(4.87)%	$142,521	(2.52)%
Base	$173,297	(0.15)%	$146,591	0.27%
Up 200 Basis Points	$181,179	4.40%	$156,944	7.35%

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

Heartland holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. These securities had a carrying value of $1.8 million at December 31, 2013, and $380,000 at December 31, 2012, and in both cases were less than 1% of total assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2013	2012
ASSETS
Cash and due from banks	3	$118,441	$160,223
Federal funds sold and other short-term investments		6,829	7,831
Cash and cash equivalents		125,270	168,054
Time deposits in other financial institutions		3,355	—
Securities:
Trading, at fair value		1,801	380
Available for sale, at fair value (cost of $1,659,456 at December 31, 2013, and $1,456,821 at December 31, 2012)	4	1,633,902	1,490,331
Held to maturity, at cost (fair value of $237,437 at December 31, 2013, and $55,982 at December 31, 2012)	4	237,498	55,502
Other investments, at cost	4	21,843	15,744
Loans held for sale		46,665	96,165
Loans and leases receivable:	5
Held to maturity		3,496,952	2,821,549
Loans covered by loss share agreements		5,749	7,253
Allowance for loan and lease losses	6	(41,685)	(38,715)
Loans and leases receivable, net		3,461,016	2,790,087
Premises, furniture and equipment, net	7	135,714	128,294
Other real estate, net		29,852	35,822
Goodwill	8	35,583	30,627
Other intangible assets, net	8	32,959	18,486
Cash surrender value on life insurance		81,110	75,480
FDIC indemnification asset		249	749
Other assets		76,899	84,832
TOTAL ASSETS		$5,923,716	$4,990,553
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$1,238,581	$974,232
Savings		2,535,242	2,004,438
Time		892,676	866,990
Total deposits		4,666,499	3,845,660
Short-term borrowings	10	408,756	224,626
Other borrowings	11	350,109	389,025
Accrued expenses and other liabilities		58,892	126,703
TOTAL LIABILITIES		5,484,256	4,586,014
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)		—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)		81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 18,399,156 shares at December 31, 2013 and 16,827,835 shares at December 31, 2012)		18,399	16,828
Capital surplus		91,632	50,359
Retained earnings		265,067	236,279
Accumulated other comprehensive income (loss)		(17,336)	16,641
Treasury stock at cost (0 shares at both December 31, 2013 and December 31, 2012)		—	—
TOTAL STOCKHOLDERS' EQUITY		439,460	401,805
Noncontrolling interest		—	2,734
TOTAL EQUITY		439,460	404,539
TOTAL LIABILITIES AND EQUITY		$5,923,716	$4,990,553

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2013	2012	2011
INTEREST INCOME:
Interest and fees on loans and leases	5	$164,702	$156,499	$149,603
Interest on securities:
Taxable		21,501	22,129	28,195
Nontaxable		13,295	10,698	13,935
Interest on federal funds sold		1	4	3
Interest on interest bearing deposits in other financial institutions		12	8	1
TOTAL INTEREST INCOME		199,511	189,338	191,737
INTEREST EXPENSE:
Interest on deposits	9	19,968	22,230	29,224
Interest on short-term borrowings		808	818	893
Interest on other borrowings (includes $2,069 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the year ended December 31, 2013)		14,907	16,134	16,226
TOTAL INTEREST EXPENSE		35,683	39,182	46,343
NET INTEREST INCOME		163,828	150,156	145,394
Provision for loan and lease losses	6	9,697	8,202	29,365
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		154,131	141,954	116,029
NONINTEREST INCOME:
Service charges and fees		17,660	15,242	14,303
Loan servicing income		14,413	11,300	5,932
Trust fees		11,708	10,478	9,856
Brokerage and insurance commissions		4,561	3,702	3,511
Securities gains, net (includes $7,121 of net security gains reclassified from accumulated other comprehensive income for the year ended December 31, 2013)		7,121	13,998	13,104
Gain on trading account securities		1,421	47	89
Impairment loss on securities		—	(981)	—
Gains on sale of loans held for sale		27,430	49,198	11,366
Valuation adjustment on mortgage servicing rights		496	(477)	(19)
Income on bank owned life insurance		1,555	1,442	1,349
Other noninterest income		3,253	4,713	86
TOTAL NONINTEREST INCOME		89,618	108,662	59,577
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	118,224	105,727	75,537
Occupancy	15	13,459	10,629	9,363
Furniture and equipment	7	8,040	6,326	5,636
Professional fees		17,532	15,338	12,567
FDIC insurance assessments		3,544	3,292	3,777
Advertising		5,294	5,294	4,292
Intangible assets amortization	8	1,063	562	572
Net loss on repossessed assets		7,244	9,969	9,807
Other noninterest expenses		22,161	26,244	15,745
TOTAL NONINTEREST EXPENSES		196,561	183,381	137,296
INCOME BEFORE INCOME TAXES		47,188	67,235	38,310
Income taxes (includes $1,884 of income tax expense reclassified from accumulated other comprehensive income for the year ended December 31, 2013)	13	10,335	17,384	10,302
NET INCOME		36,853	49,851	28,008
Net (income) loss available to noncontrolling interest, net of tax		(64)	(59)	36
NET INCOME ATTRIBUTABLE TO HEARTLAND		36,789	49,792	28,044
Preferred dividends and discount		(1,093)	(3,400)	(7,640)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$35,696	$46,392	$20,404
EARNINGS PER COMMON SHARE - BASIC		$2.08	$2.81	$1.24
EARNINGS PER COMMON SHARE - DILUTED		$2.04	$2.77	$1.23
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.40	$0.50	$0.40

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2013	2012	2011
NET INCOME	$36,853	$49,851	$28,008
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	(50,883)	20,988	22,751
Reclassification adjustment for net gains realized in net income	(7,121)	(12,981)	(13,104)
Net change in non-credit related other than temporary impairment	95	(612)	—
Income taxes	22,119	(2,750)	(3,374)
Other comprehensive income (loss) on securities	(35,790)	4,645	6,273
Derivatives used in cash flow hedging relationships:
Unrealized gain (loss) on derivatives	754	(2,204)	(6,053)
Reclassification adjustment for net losses on derivatives realized in net income	2,069	1,984	1,996
Income taxes	(1,010)	69	1,414
Other comprehensive income (loss) on cash flow hedges	1,813	(151)	(2,643)
Other comprehensive income (loss)	(33,977)	4,494	3,630
Comprehensive income	2,876	54,345	31,638
Less: comprehensive (income) loss attributable to noncontrolling interest	(64)	(59)	36
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$2,812	$54,286	$31,674

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2011	$78,483	$16,612	$44,628	$184,525	$8,517	$(3,674)	$2,693	$331,784
Comprehensive income				28,044	3,630		(36)	31,638
Sale of noncontrolling interest							18	18
Cumulative preferred dividends accrued and discount accretion	3,215			(3,215)				—
Repurchase of Series B preferred stock and warrants	(81,698)		(1,800)					(83,498)
Issuance of Series C preferred stock	81,698							81,698
Cash dividends declared:
Preferred, $50.00 per share				(4,606)				(4,606)
Common, $0.40 per share				(6,566)				(6,566)
Purchase of 54,723 shares of common stock						(389)		(389)
Issuance of 114,458 shares of common stock			(773)			2,309		1,536
Commitments to issue common stock			1,278					1,278
Balance at December 31, 2011	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				49,792	4,494		59	54,345
Cash dividends declared:
Preferred, $36.60 per share				(3,400)				(3,400)
Common, $0.50 per share				(8,295)				(8,295)
Purchase of 131,326 shares of common stock						(2,937)		(2,937)
Issuance of 474,371 shares of common stock		216	4,872			4,691		9,779
Commitments to issue common stock			2,154					2,154
Balance at December 31, 2012	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income				36,789	(33,977)		64	2,876
Cash dividends declared:
Preferred, $13.39 per share				(1,093)				(1,093)
Common, $0.40 per share				(6,908)				(6,908)
Purchase of noncontrolling interest							(2,798)	(2,798)
Purchase of 76,755 shares of common stock						(2,102)		(2,102)
Issuance of 1,648,076 shares of common stock		1,571	39,445			2,102		43,118
Commitments to issue common stock			1,828					1,828
Balance at December 31, 2013	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$—	$439,460

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,853	$49,851	$28,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,240	14,141	11,184
Provision for loan and lease losses	9,697	8,202	29,365
Net amortization of premium on securities	29,355	22,858	14,939
Provision for deferred taxes	2,761	505	4,363
Securities gains, net	(7,121)	(13,998)	(13,104)
Increase in trading account securities	(1,421)	(47)	(89)
Impairment loss on securities	—	981	—
Stock based compensation	1,828	2,154	1,278
Write downs and losses on repossessed assets	2,799	6,953	7,079
Loans originated for sale	(1,381,319)	(1,572,117)	(479,221)
Proceeds on sales of loans held for sale	1,458,704	1,578,678	460,963
Net gains on sales of loans held for sale	(27,430)	(49,198)	(11,366)
(Increase) decrease in accrued interest receivable	243	(1,323)	1,397
Decrease in prepaid expenses	8,279	2,916	2,969
Decrease in accrued interest payable	(949)	(1,001)	(701)
Capitalization of mortgage servicing rights	(12,769)	(11,451)	(3,723)
Valuation adjustment on mortgage servicing rights	(496)	477	19
Other, net	(666)	10,117	5,124
NET CASH PROVIDED BY OPERATING ACTIVITIES	135,588	48,698	58,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(3,605)	—	—
Proceeds from the sale of securities available for sale	546,532	576,083	493,167
Proceeds from the sale of other securities	5,588	4,694	—
Proceeds from the maturity of and principal paydowns on securities available for sale	222,881	288,736	295,137
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,170	1,576	1,461
Proceeds from the maturity of time deposits and other investments	250	36	—
Purchase of securities available for sale	(861,967)	(1,076,962)	(788,543)
Purchase of other investments	(7,288)	(851)	—
Net increase in loans and leases	(284,843)	(211,565)	(207,027)
Purchase of bank owned life insurance policies	(2,835)	(4,571)	(3,140)
Capital expenditures	(10,481)	(19,787)	(6,719)
Net cash acquired	49,665	61,778	—
Proceeds from sale of equipment	137	460	—
Proceeds on sale of OREO and other repossessed assets	19,839	30,660	15,692
NET CASH USED BY INVESTING ACTIVITIES	(323,957)	(349,713)	(199,972)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	159,946	417,988	275,890
Net decrease in time deposit accounts	(58,548)	(33,339)	(99,825)
Net increase (decrease) in short-term borrowings	114,450	(45,455)	34,217
Proceeds from other borrowings	5,160	11,700	18,565
Repayments of other borrowings	(66,885)	(6,806)	(8,272)
Purchase of noncontrolling interest	(2,798)	—	—
Proceeds from issuance of preferred stock	—	—	81,698
Redemption of preferred stock	—	—	(81,698)
Redemption of warrants	—	—	(1,800)
Purchase of treasury stock	(2,102)	(2,937)	(389)
Proceeds from issuance of common stock	4,265	9,557	1,428
Excess tax benefits on exercised stock options	98	222	108
Dividends paid	(8,001)	(11,695)	(11,172)
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,585	339,235	208,750
Net increase (decrease) in cash and cash equivalents	(42,784)	38,220	67,262
Cash and cash equivalents at beginning of year	168,054	129,834	62,572
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,270	$168,054	$129,834
Supplemental disclosures:
Cash paid for income/franchise taxes	$5,459	$12,197	$7,133
Cash paid for interest	$36,632	$40,183	$47,044
Loans transferred to OREO	$14,531	$28,751	$41,933
Purchases of securities available for sale, accrued, not paid	$18,306	$61,923	$55,349
Securities transferred from available for sale to held to maturity	$179,528	$—	$—
Stock consideration granted for acquisition	$38,755	$—	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company primarily operating full-service banking offices serving communities in and around Dubuque and Lee Counties in Iowa; Jo Daviess, Hancock, Winnebago, Whiteside and Mercer Counties in Illinois; Dane, Green, Sheboygan, Brown and Grant Counties in Wisconsin; Bernalillo, Curry and Santa Fe Counties in New Mexico; Maricopa County in Arizona;  Flathead, Gallatin, Jefferson, Ravalli, Sanders, Sheridan and Yellowstone Counties in Montana; Broomfield, Adams and Boulder Counties in Colorado; Hennepin County in Minnesota; Johnson, Doniphan, Brown, Pottawatomie, and Atchison Counties in Kansas; and Jackson County in Missouri. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate. In addition to the full-service banking offices, Heartland provides residential real estate loans, under the brand National Residential Mortgage, through loan production offices in San Diego, California; Reno, Nevada; Buffalo, Wyoming; Meridian, Idaho; Minot, North Dakota; Portland, Oregon; Seattle, Washington; and Omaha, Nebraska.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank & Trust Co.; Riverside Community Bank; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Minnesota  Bank & Trust; Morrill & Janes Bank and Trust Company; Citizens Finance Parent Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; and Morrill Statutory Trust II. All of Heartland’s subsidiaries are wholly-owned as of December 31, 2013; prior to April 2013, Heartland had been an 80% owner of Minnesota Bank & Trust. All significant intercompany balances and transactions have been eliminated in consolidation. The noncontrolling interest in the majority-owned subsidiaries is noted on the consolidated balance sheets and on the consolidated statements of income.

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

Under Heartland’s credit policies, a loan is impaired when, based on current information and events, it is probable that Heartland will be unable to collect all amounts due according to the contractual terms of the agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Net nonrefundable loan and lease origination fees and certain direct costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan or lease.

Troubled Debt Restructured Loans - Loans are considered trouble debt restructured loans ("TDR") if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual TDRs are included and treated consistently with all other nonaccrual loans. In addition, all accruing TDRs are reported and accounted for as impaired loans. Generally, TDRs remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
A loan that is a TDR that has an interest rate consistent with market rates at the time of restructuring and is in compliance with its modified terms in the calendar year after the year in which the restructuring took place is no longer considered a TDR. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due under the modified repayment terms; however, the loan will continue to be considered impaired. A loan that has been modified at a below market rate will remain classified as a TDR and an impaired loan. If the borrower’s financial conditions improve to the extent that the borrower qualifies for a new loan with market terms, the new loan will not be considered a TDR or impaired if Heartland's credit analysis shows the borrower's ability to perform under the new market terms.

Loans Held for Sale - Loans held for sale are stated at the lower of cost or fair value on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain or loss on sales of loans upon sale of the loan.

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2013 and 2012, Heartland was servicing loans for others with aggregate unpaid principal balances of $3.05 billion and $2.20 billion, respectively.

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

Other Real Estate - Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is recorded at the estimated fair value of the property less disposal costs. The excess of carrying value over fair value less disposal costs is charged against the allowance for loan and lease losses. Subsequent write downs estimated on the basis of later valuations, gains or losses on sales and net expenses incurred in maintaining such properties are charged to other noninterest expense.

Goodwill and Intangible Assets - Intangible assets consist of goodwill, core deposit intangibles, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. Heartland assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at the reporting unit level, also giving consideration to overall enterprise value as part of that assessment. In evaluating goodwill for impairment, Heartland first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If Heartland concludes that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if Heartland concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then Heartland performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to recognize, if any. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed. In step two, the implied fair value of goodwill is compared to the carrying value of the reporting unit's goodwill. The implied fair value of goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. Heartland estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and discounted cash flow methodology. These methods incorporate assumptions specific to the entity, such as the use of financial forecasts.

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

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the consolidated statements of income as a component of loan servicing income. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type, note rate, prepayment trends and external market factors. Valuation allowances of $0 and $496,000 were required as of December 31, 2013 and December 31, 2012, respectively.

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

Heartland had no fair value hedging relationships at December 31, 2013 or 2012. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the consolidated statements of income through noninterest income.

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

Rate Lock Commitments - Through its mortgage banking activities, Heartland commits to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). These commitments that relate to loans that will be sold to third parties when funded are accounted for as derivative instruments. The period of time between the issuance of a loan commitment and closing and sale of the loan generally ranges between 15 to 90 days. Heartland protects itself from changes in interest rates by entering into loan purchase agreements with third party investors that provide for the investor to purchase loans at the same terms, including interest rate, as committed to the borrower. Under the contractual relationship with these third party investors, Heartland is obligated to sell the loan to the investor, and the investor is obligated to buy the loan, only if the loan closes. No other obligation exists. Heartland is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates as a result of these contractual relationships with third party investors.

Fair Value Measurements - Fair value represents the estimated price at which an orderly transaction to sell an asset or transfer a liability would take place between market participants at the measurement date under current market conditions (i.e. an exit price concept). Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using discounted cash flow or other valuation techniques. Inputs into the valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts Heartland could realize in a current market exchange. Assets and liabilities are categorized into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Heartland's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Below is a brief description of each fair value level:
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

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, are shown in the table below:

(Dollars and number of shares in thousands, except per share data)	2013	2012	2011
Net income attributable to Heartland	$36,789	$49,792	$28,044
Preferred dividends and discount	(1,093)	(3,400)	(7,640)
Net income available to common stockholders	$35,696	$46,392	$20,404
Weighted average common shares outstanding for basic earnings per share	17,199	16,518	16,437
Assumed incremental common shares issued upon exercise of stock options	261	251	139
Weighted average common shares for diluted earnings per share	17,460	16,769	16,576
Earnings per common share — basic	$2.08	$2.81	$1.24
Earnings per common share — diluted	$2.04	$2.77	$1.23
Number of antidilutive stock options excluded from diluted earnings per share computation	99	106	514

Effect of New Financial Accounting Standards - In July 2012, the FASB issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Currently, entities are required to quantitatively test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. Under the new standard, if an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. Heartland adopted this standard on January 1, 2013, and the adoption did not have an impact on the results of operations, financial position and liquidity.

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

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." The amendments in ASU 2014-01 to Topic 323, "Equity Investments and Joint Ventures," provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. Heartland is in the process of evaluating the impact that adoption of this guidance will have on the results of operations, financial position, and liquidity.

In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." The amendments in ASU 2014-04 clarify that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. Heartland does not expect the adoption of this standard to have a material impact on the results of operations, financial position, and liquidity.

TWO
ACQUISITIONS

On October 18, 2013, Heartland completed the purchase of Morrill Bancshares, Inc., the holding company of Morrill & Janes Bank and Trust Company. ("Morrill")., based in Merriam, Kansas. Under the terms of the purchase agreement, the aggregate purchase price, which was based upon the September 30, 2013 tangible book value of Morrill Bancshares, Inc., was approximately $55.4 million, $16.6 million or 30% of which was paid in cash, and $38.8 million or 70% of which was paid by delivery of 1,402,431 shares of Heartland common stock. The transaction included, at fair value, total assets of $810.8 million, loans of $377.7 million, and deposits of $665.3 million. Morrill operates as Heartland's tenth independent, state-chartered, bank subsidiary under its current name and management team.

The assets and liabilities of Morrill were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of October 18, 2013:

As of October 18, 2013
Fair value of consideration paid
Common Stock (1,402,431 shares)	$38,755
Cash	16,619
Total consideration paid	55,374
Fair value of assets acquired
Cash and due from banks	61,316
Securities:
Securities available for sale	339,362
Securities held to maturity	3,086
Other securities	4,139
Loans held for sale	97
Loans held to maturity	377,565
Premises, furniture and equipment, net	4,867
Other real estate, net	1,296
Other intangible assets, net	8,694
Other assets	5,389
Total assets	805,811
Fair value of liabilities assumed
Deposits	665,297
Short term borrowings	62,450
Other borrowings	22,809
Other liabilities	4,837
Total liabilities assumed	755,393
Fair value of net assets acquired	50,418
Goodwill resulting from acquisition	$4,956

Heartland recognized goodwill of $5.0 million which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies, an enhanced market area, cross-selling opportunities, and expanded product lines. See Note 8 for further information on goodwill.

Pro Forma Information: The following pro forma information presents the results of operations for the year ended December 31, 2013 as if the Morrill acquisition occurred on January 1, 2012. The Freedom acquisition and acquisitions in 2012 are not deemed to be significant and are therefore excluded from the pro forma information in the table below:

(Dollars in thousands, except per share data)
	December 31, 2013	December 31, 2012
Net interest income	$181,310	$168,475
Net income	$39,043	$52,052
Basic earnings per share	$2.27	$3.15
Diluted earnings per share	$2.24	$3.10

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2012, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with the acquired loans.

Heartland incurred $466,000 of pre-tax merger related expenses in 2013. The merger expenses are reflected on the consolidated income statement for the applicable period and are reported primarily in the categories of salaries and benefits and professional fees.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults, and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans at acquisition date was $688,000.

On November 22, 2013, Heartland acquired Freedom Bank ("Freedom") in Sterling, Illinois, from its parent company, River Valley Bancorp, Inc., a Davenport, Iowa-based bank holding company. The acquisition was arranged through a negotiated transfer of ownership with Dubuque Bank and Trust Company. The transaction included, at fair value, total assets of $67.1 million, loans of $39.3 million, and deposits of $54.1 million at acquisition date. On March 7, 2014, Dubuque Bank and Trust Company transferred the shares of Freedom, with no stock or cash consideration paid, to Heartland, and Freedom was simultaneously merged with Riverside Community Bank subsidiary by dividend.

On July 13, 2012, Heartland completed the purchase of three retail banking offices from Liberty Bank, FSB ("Liberty Bank") in its Dubuque, Iowa market. The purchase was completed through Heartland's Dubuque Bank and Trust Company subsidiary. It included deposits of $53.8 million and loans of $9.4 million.

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

On December 7, 2012, Heartland completed the purchase of Heritage Bank, N.A. ("Heritage") located in Phoenix, Arizona. Heartland acquired Heritage in an all-cash transaction valued at approximately $15.6 million. The transaction included, at fair value, assets of $109.1 million, loans of $63.4 million and deposits of $83.3 million. Heritage Bank merged with Heartland's Arizona Bank & Trust subsidiary on March 15, 2013.

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2013 and 2012, were $28.7 million and $12.1 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of December 31, 2013, and December 31, 2012, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Securities available for sale:
U.S. government corporations and agencies	$220,157	$147	$(2,001)	$218,303
Mortgage-backed securities	1,156,983	9,538	(22,574)	1,143,947
Obligations of states and political subdivisions	277,320	1,706	(12,402)	266,624
Total debt securities	1,654,460	11,391	(36,977)	1,628,874
Equity securities	4,996	32	—	5,028
Total	$1,659,456	$11,423	$(36,977)	$1,633,902
December 31, 2012
Securities available for sale:
U.S. government corporations and agencies	$21,002	$443	$(1)	$21,444
Mortgage-backed securities	1,027,234	19,002	(10,035)	1,036,201
Obligations of states and political subdivisions	403,077	23,560	(192)	426,445
Total debt securities	1,451,313	43,005	(10,228)	1,484,090
Equity securities	5,508	733	—	6,241
Total	$1,456,821	$43,738	$(10,228)	$1,490,331

At both December 31, 2013, and December 31, 2012, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2013, and December 31, 2012, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Securities held to maturity:
Mortgage-backed securities	$5,973	$199	$(321)	$5,851
Obligations of states and political subdivisions	231,525	5,801	(5,740)	231,586
Total	$237,498	$6,000	$(6,061)	$237,437
December 31, 2012
Securities held to maturity:
Mortgage-backed securities	$7,040	$492	$(12)	$7,520
Obligations of states and political subdivisions	48,462	—	—	48,462
Total	$55,502	$492	$(12)	$55,982

During the fourth quarter of 2013, Heartland transferred $180.9 million of bank qualified municipal bonds from available for sale to held to maturity. The bonds were transferred at fair value at the date of transfer.

At December 31, 2013, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $517,000 of non-credit related OTTI. At December 31, 2012, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $612,000 of non credit related OTTI.

Approximately 87% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2013, and December 31, 2012, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2013
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$12,780	$12,900
Due in 1 to 5 years	151,326	151,445
Due in 5 to 10 years	102,100	99,828
Due after 10 years	231,271	220,754
Total debt securities	497,477	484,927
Mortgage-backed securities	1,156,983	1,143,947
Equity securities	4,996	5,028
Total investment securities	$1,659,456	$1,633,902

	December 31, 2012
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$4,266	$4,320
Due in 1 to 5 years	44,947	46,912
Due in 5 to 10 years	55,943	59,506
Due after 10 years	318,923	337,151
Total debt securities	424,079	447,889
Mortgage-backed securities	1,027,234	1,036,201
Equity securities	5,508	6,241
Total investment securities	$1,456,821	$1,490,331

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2013, and December 31, 2012, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2013
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$—	$—
Due in 1 to 5 years	—	—
Due in 5 to 10 years	53,121	55,019
Due after 10 years	178,404	176,567
Total debt securities	231,525	231,586
Mortgage-backed securities	5,973	5,851
Total investment securities	$237,498	$237,437

	December 31, 2012
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$—	$—
Due in 1 to 5 years	510	510
Due in 5 to 10 years	11,638	11,638
Due after 10 years	36,314	36,314
Total debt securities	48,462	48,462
Mortgage-backed securities	7,040	7,520
Total investment securities	$55,502	$55,982

As of December 31, 2013, securities with a fair value of $779.0 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities available for sale for the years ended December 31, 2013, 2012, and 2011 are summarized as follows, in thousands:

	2013	2012	2011
Available for Sale Securities sold:
Proceeds from sales	$546,532	$576,083	$493,167
Gross security gains	8,895	15,387	15,302
Gross security losses	1,774	1,389	2,198

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2013, and December 31, 2012. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2013, and December 31, 2012, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. government corporations and agencies	$196,345	$(2,001)	$—	$—	$196,345	$(2,001)
Mortgage-backed securities	640,684	(17,064)	118,229	(5,510)	758,913	(22,574)
Obligations of states and political subdivisions	196,987	(11,452)	10,714	(950)	207,701	(12,402)
Total temporarily impaired securities	$1,034,016	$(30,517)	$128,943	$(6,460)	$1,162,959	$(36,977)
December 31, 2012
U.S. government corporations and agencies	$1,517	$(1)	$—	$—	$1,517	$(1)
Mortgage-backed securities	332,842	(9,121)	24,489	(914)	357,331	(10,035)
Obligations of states and political subdivisions	22,503	(192)	—	—	22,503	(192)
Total temporarily impaired securities	$356,862	$(9,314)	$24,489	$(914)	$381,351	$(10,228)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Mortgage-backed securities	$2,170	$(319)	$834	$(2)	$3,004	$(321)
Obligations of states and political subdivisions	47,175	(3,508)	21,505	(2,232)	68,680	(5,740)
Total temporarily impaired securities	$49,345	$(3,827)	$22,339	$(2,234)	$71,684	$(6,061)
December 31, 2012
Mortgage-backed securities	$—	$—	$3,296	$(12)	$3,296	$(12)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$3,296	$(12)	$3,296	$(12)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended December 31, 2013 or December 31, 2012.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	For the Years Ended December 31,
	2013	2012	2011
OTTI write-downs included in earnings:
Available for sale debt securities:
Mortgage-backed securities	$—	$184	$—
Held to maturity debt securities:
Mortgage-backed securities	—	797	—
Total debt security OTTI write-downs included in earnings	$—	$981	$—

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income (AOCI) for the same securities, in thousands:

	For the Years Ended December 31,
	2013	2012	2011
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$—	$981	$—
Intent to sell OTTI	—	—	—
Total recorded as part of gross realized losses	—	981	—
Recorded directly to AOCI for non-credit related impairment:
Mortgage-backed securities	—	683	—
Accretion of non-credit related impairment	(95)	(71)	—
Total changes to AOCI for non-credit related impairment	(95)	612	—
Total OTTI losses (accretion) recorded on debt securities	$(95)	$1,593	$—

Heartland has not experienced any OTTI writedowns since the initial impairment charge in the first quarter of 2012.

Included in other securities at December 31, 2013 and 2012, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka at an amortized cost of $15.6 million and $11.6 million, respectively. At December 31, 2013 and 2012, the Heartland's banks had $0 and $380,000, respectively, in shares of stock in the Federal Reserve Bank (the "FRB").

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. As a member of the Federal Reserve System, Heartland's Heritage subsidiary had shares of stock in the FRB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB and FRB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2013, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 2013, and December 31, 2012, were as follows, in thousands:

	December 31, 2013	December 31, 2012
Loans and leases receivable held to maturity:
Commercial	$950,197	$712,308
Commercial real estate	1,529,683	1,289,184
Agricultural and agricultural real estate	376,735	328,311
Residential real estate	349,349	249,689
Consumer	294,145	245,678
Gross loans and leases receivable held to maturity	3,500,109	2,825,170
Unearned discount	(168)	(676)
Deferred loan fees	(2,989)	(2,945)
Total net loans and leases receivable held to maturity	3,496,952	2,821,549
Loans covered under loss share agreements:
Commercial and commercial real estate	2,314	3,074
Agricultural and agricultural real estate	543	748
Residential real estate	2,280	2,645
Consumer	612	786
Total loans covered under loss share agreements	5,749	7,253
Allowance for loan and lease losses	(41,685)	(38,715)
Loans and leases receivable, net	$3,461,016	$2,790,087

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiary, Citizens Finance Parent Co., typically lends to borrowers with past credit problems or limited credit histories, which comprises approximately 23% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at December 31, 2013, and December 31, 2012, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2013 or 2012.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2013
Commercial	$2,817	$10,282	$13,099	$14,644	$935,553	$950,197
Commercial real estate	818	13,334	14,152	28,299	1,501,384	1,529,683
Agricultural and agricultural real estate	756	2,236	2,992	16,667	360,068	376,735
Residential real estate	605	3,115	3,720	7,214	342,135	349,349
Consumer	1,721	6,001	7,722	5,137	289,008	294,145
Total	$6,717	$34,968	$41,685	$71,961	$3,428,148	$3,500,109

December 31, 2012
Commercial	$1,350	$10,038	$11,388	$9,031	$703,277	$712,308
Commercial real estate	1,112	13,361	14,473	45,583	1,243,601	1,289,184
Agricultural and agricultural real estate	109	2,029	2,138	16,128	312,183	328,311
Residential real estate	783	2,760	3,543	7,443	242,246	249,689
Consumer	1,270	5,903	7,173	5,391	240,287	245,678
Total	$4,624	$34,091	$38,715	$83,576	$2,741,594	$2,825,170

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at December 31, 2013, and December 31, 2012, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at December 31, 2013, and December 31, 2012.

	December 31, 2013	December 31, 2012
Nonaccrual loans	$29,313	$38,675
Nonaccrual troubled debt restructured loans	13,081	4,481
Total nonaccrual loans	$42,394	$43,156
Accruing loans past due 90 days or more	24	—
Performing troubled debt restructured loans	$19,353	$21,121

Heartland had $32.5 million of troubled debt restructured loans at December 31, 2013, of which $13.1 million were classified as nonaccrual and $19.4 million were accruing according to the restructured terms. Heartland had $25.6 million of troubled debt restructured loans at December 31, 2012, of which $4.5 million were classified as nonaccrual and $21.1 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2013, and December 31, 2012, in thousands:

	For the Years Ended
	December 31, 2013			December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	4	$17,934	$17,934	—	$—	$—
Commercial real estate	5	1,797	1,797	1	13	13
Total commercial and commercial real estate	9	19,731	19,731	1	13	13
Agricultural and agricultural real estate	8	4,349	4,349	2	256	256
Residential real estate	4	762	762	2	1,239	1,239
Consumer	1	166	166	—	—	—
Total	22	$25,008	$25,008	5	$1,508	$1,508

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. Included in the troubled debt restructured loans for the year ended December 31, 2013 are four commercial real estate loans totaling $1.6 million which were acquired with the acquisitions in the fourth quarter of 2013. At December 31, 2013, there were no commitments to extend credit to any of the borrowers with an existing TDR.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2013, and December 31, 2012, in thousands, that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	For the Years Ended
	December 31, 2013		December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	3	$11,598	—	$—
Commercial real estate	1	480	—	—
Total commercial and commercial real estate	4	12,078	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	165	2	59
Consumer	—	—	—	—
Total	6	$12,243	2	$59

For the year ended December 31, 2013, acquired commercial loans totaling $61,000 and acquired commercial real estate loans totaling $480,000 are included in the table above. These loans were acquired in the fourth quarter of 2013.

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2013, Heartland had one loan classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at December 31, 2013, and December 31, 2012, in thousands:

	Pass	Nonpass	Total
December 31, 2013
Commercial	$871,825	$78,372	$950,197
Commercial real estate	1,390,820	138,863	1,529,683
Total commercial and commercial real estate	2,262,645	217,235	2,479,880
Agricultural and agricultural real estate	335,821	40,914	376,735
Residential real estate	333,161	16,188	349,349
Consumer	284,148	9,997	294,145
Total gross loans and leases receivable held to maturity	$3,215,775	$284,334	$3,500,109

December 31, 2012
Commercial	$661,118	$51,190	$712,308
Commercial real estate	1,134,784	154,400	1,289,184
Total commercial and commercial real estate	1,795,902	205,590	2,001,492
Agricultural and agricultural real estate	286,264	42,047	328,311
Residential real estate	227,925	21,764	249,689
Consumer	235,232	10,446	245,678
Total gross loans and leases receivable held to maturity	$2,545,323	$279,847	$2,825,170

The nonpass category in the table above is comprised of approximately 59% special mention, 38% substandard, and 3% doubtful as of December 31, 2013. The percent of nonpass loans on nonaccrual status as of December 31, 2013, was 15%. As of December 31, 2012, the nonpass category in the table above was comprised of approximately 50% special mention and 50% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2012, was 15%. The doubtful loan category at December 31, 2013 consists of one loan, which is on nonaccrual, and has a specific reserve of $2.2 million. Loans delinquent 30-89 days as a percentage of total loans were .30% at December 31, 2013. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at December 31, 2013, and December 31, 2012, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
December 31, 2013
Commercial	$697	$741	$—	$1,438	$935,508	$13,251	$950,197
Commercial real estate	3,042	199	24	3,265	1,511,618	14,800	1,529,683
Total commercial and commercial real estate	3,739	940	24	4,703	2,447,126	28,051	2,479,880
Agricultural and agricultural real estate	818	—	—	818	369,907	6,010	376,735
Residential real estate	1,199	56	—	1,255	342,735	5,359	349,349
Consumer	2,624	1,089	—	3,713	287,458	2,974	294,145
Total gross loans and leases receivable held to maturity	$8,380	$2,085	$24	$10,489	$3,447,226	$42,394	$3,500,109

December 31, 2012
Commercial	$1,143	$525	$—	$1,668	$708,459	$2,181	$712,308
Commercial real estate	1,631	494	—	2,125	1,259,112	27,947	1,289,184
Total commercial and commercial real estate	2,774	1,019	—	3,793	1,967,571	30,128	2,001,492
Agricultural and agricultural real estate	687	—	—	687	324,545	3,079	328,311
Residential real estate	1,278	234	—	1,512	241,860	6,317	249,689
Consumer	2,434	803	—	3,237	238,809	3,632	245,678
Total gross loans and leases receivable held to maturity	$7,173	$2,056	$—	$9,229	$2,772,785	$43,156	$2,825,170

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid principal balance that was contractually due at December 31, 2013, and December 31, 2012, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2013, and December 31, 2012, any related allowance recorded for those loans as of December 31, 2013, and December 31, 2012, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2013 and December 31, 2012, and the interest income recognized on the impaired loans during the year ended December 31, 2013, and year ended December 31, 2012, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2013
Impaired loans with a related allowance:
Commercial	$7,901	$7,901	$2,817	$5,343	$38
Commercial real estate	9,164	8,909	818	7,686	282
Total commercial and commercial real estate	17,065	16,810	3,635	13,029	320
Agricultural and agricultural real estate	13,818	13,818	756	7,537	354
Residential real estate	2,460	2,460	605	3,179	13
Consumer	3,485	3,485	1,721	3,490	100
Total loans held to maturity	$36,828	$36,573	$6,717	$27,235	$787
Impaired loans without a related allowance:
Commercial	$7,724	$6,743	$—	$9,394	$89
Commercial real estate	24,830	19,390	—	25,676	538
Total commercial and commercial real estate	32,554	26,133	—	35,070	627
Agricultural and agricultural real estate	2,849	2,849	—	9,985	189
Residential real estate	5,345	4,754	—	4,198	80
Consumer	1,652	1,652	—	1,515	37
Total loans held to maturity	$42,400	$35,388	$—	$50,768	$933
Total impaired loans held to maturity:
Commercial	$15,625	$14,644	$2,817	$14,737	$127
Commercial real estate	33,994	28,299	818	33,362	820
Total commercial and commercial real estate	49,619	42,943	3,635	48,099	947
Agricultural and agricultural real estate	16,667	16,667	756	17,522	543
Residential real estate	7,805	7,214	605	7,377	93
Consumer	5,137	5,137	1,721	5,005	137
Total impaired loans held to maturity	$79,228	$71,961	$6,717	$78,003	$1,720

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2012
Impaired loans with a related allowance:
Commercial	$2,904	$2,904	$1,350	$5,082	$88
Commercial real estate	6,403	6,384	1,112	12,671	813
Total commercial and commercial real estate	9,307	9,288	2,462	17,753	901
Agricultural and agricultural real estate	1,493	1,493	109	379	83
Residential real estate	3,197	3,170	783	2,737	89
Consumer	3,876	3,836	1,270	3,781	204
Total loans held to maturity	$17,873	$17,787	$4,624	$24,650	$1,277
Impaired loans without a related allowance:
Commercial	$6,596	$6,127	$—	$3,813	$186
Commercial real estate	48,967	39,199	—	41,814	689
Total commercial and commercial real estate	55,563	45,326	—	45,627	875
Agricultural and agricultural real estate	14,654	14,635	—	13,728	539
Residential real estate	4,741	4,273	—	3,861	65
Consumer	1,708	1,555	—	1,630	18
Total loans held to maturity	$76,666	$65,789	$—	$64,846	$1,497
Total impaired loans held to maturity:
Commercial	$9,500	$9,031	$1,350	$8,895	$274
Commercial real estate	55,370	45,583	1,112	54,485	1,502
Total commercial and commercial real estate	64,870	54,614	2,462	63,380	1,776
Agricultural and agricultural real estate	16,147	16,128	109	14,107	622
Residential real estate	7,938	7,443	783	6,598	154
Consumer	5,584	5,391	1,270	5,411	222
Total impaired loans held to maturity	$94,539	$83,576	$4,624	$89,496	$2,774

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

The carrying amount of the loans covered by these loss share agreements at December 31, 2013, and December 31, 2012, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	December 31, 2013			December 31, 2012
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$549	$1,765	$2,314	$598	$2,476	$3,074
Agricultural and agricultural real estate	—	543	543	—	748	748
Residential real estate	—	2,280	2,280	—	2,645	2,645
Consumer loans	538	74	612	89	697	786
Total Covered Loans	$1,087	$4,662	$5,749	$687	$6,566	$7,253

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At December 31, 2013, and December 31, 2012, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at December 31, 2013, and December 31, 2012.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectibility. Changes in such loans during the years ended December 31, 2013 and 2012, were as follows, in thousands:

	2013	2012
Balance at beginning of year	$97,611	$68,749
Advances	85,058	41,989
Repayments	(69,065)	(13,127)
Balance at end of year	$113,604	$97,611

SIX
ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2013, 2012, and 2011 were as follows, in thousands:

	2013	2012	2011
Balance at beginning of year	$38,715	$36,808	$42,693
Provision for loan and lease losses	9,697	8,202	29,365
Recoveries on loans and leases previously charged-off	4,820	8,209	4,730
Loans and leases charged-off	(11,547)	(14,504)	(39,980)
Balance at end of year	$41,685	$38,715	$36,808

Changes in the allowance for loan and lease losses by loan category for the years ended December 31, 2013 and December 31, 2012, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$38,715
Charge-offs	(2,460)	(3,251)	(23)	(1,036)	(4,777)	—	(11,547)
Recoveries	1,019	2,378	110	158	1,155	—	4,820
Provision	3,152	552	767	1,055	4,171	—	9,697
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$—	$41,685

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2011	$10,549	$14,621	$1,763	$3,001	$6,874	$—	$36,808
Charge-offs	(1,799)	(6,898)	(1)	(988)	(4,818)	—	(14,504)
Recoveries	1,966	5,194	81	164	804	—	8,209
Provision	672	1,556	295	1,366	4,313	—	8,202
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$38,715
SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2013 and December 31, 2012, were as follows, in thousands:

	2013	2012
Land and land improvements	$36,679	$35,114
Buildings and building improvements	115,052	106,891
Furniture and equipment	54,393	50,672
Total	206,124	192,677
Less accumulated depreciation	(70,410)	(64,383)
Premises, furniture and equipment, net	$135,714	$128,294

Depreciation expense on premises, furniture and equipment was $7.7 million, $6.4 million and $6.3 million for 2013, 2012, and 2011, respectively.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $35.6 million and $30.6 million at December 31, 2013, and December 31, 2012, respectively.

Heartland recorded $5.0 million of goodwill in connection with the acquisition of Morrill Bancshares, Inc., the holding company for Morrill & Janes Bank and Trust Company, based in Merriam, Kansas on October 18, 2013. The goodwill associated with this transaction is not deductible for tax purposes. As part of the Morrill & Janes Bank and Trust Company acquisition, Heartland recognized core deposit intangibles of $8.5 million that are expected to be amortized over a period of 8 years. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

Heartland recorded no goodwill in conjunction with the Freedom Bank acquisition. In conjunction with the Freedom Bank acquisition, Heartland recognized core deposit intangibles of $890,000 that are expected to be amortized over a period of 8 years. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

Heartland recorded $681,000 of goodwill in connection with the acquisition of the three branches from Liberty Bank, FSB on July 13, 2012. Heartland recorded $645,000 in connection with the acquisition of FSI on November 16, 2012. Goodwill recorded related to the Heritage acquisition on December 7, 2012 was $3.4 million. The goodwill associated with the Liberty and Heritage acquisitions is deductible for tax purposes.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2013, and December 31, 2012, are presented in the table below, in thousands:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$21,069	$10,345	$10,724	$11,668	$9,327	$2,341
Mortgage servicing rights	32,160	10,372	21,788	22,892	7,239	15,653
Customer relationship intangible	1,177	730	447	1,177	685	492
Total	$54,406	$21,447	$32,959	$35,737	$17,251	$18,486

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ending December 31,
2014	$2,180	$7,263	$43	$9,486
2015	1,780	5,810	42	7,632
2016	1,575	4,358	41	5,974
2017	1,393	2,905	40	4,338
2018	1,232	1,452	39	2,723
Thereafter	2,564	—	242	2,806

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2013. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.05 billion and $2.20 billion as of December 31, 2013, and December 31, 2012, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $12.8 million and $10.0 million as of December 31, 2013 and December 31, 2012, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $32.0 million and $16.0 million at December 31, 2013, and December 31, 2012, respectively. Valuation allowances of $0 and $496,000, were required as of December 31, 2013, and December 31, 2012, respectively.

The majority of Heartland's mortgage servicing rights portfolio is compromised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), which are separated into 15- and 30-year tranches. At December 31, 2013, the 30-year tranche had a fair value of $23.7 million in comparison with the book value of $16.4 million. At December 31, 2012, the 30-year tranche had a fair value of $12.6 million in comparison with the book value of $12.6 million, which was net of the related valuation allowance of $496,000. At December 31, 2013, the 15-year tranche had a fair value of $4.7 million in comparison with the book value of $3.1 million. At December 31, 2012, the 15-year tranche had a fair value of $3.3 million in comparison with the book value of $3.0 million.

In addition to servicing FNMA and FHLMC loans, Heartland became an authorized servicer of Government National Mortgage Association ("GNMA") mortgages in late 2012. At December 31, 2013, the GNMA tranche had a fair value of $3.5 million and a book value of $2.3 million.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 9.65% and 17.99% for the valuations for December 31, 2013, and December 31, 2012, respectively. The discount rate was 10.15% and 10.06% for the valuations for December 31, 2013 and December 31, 2012, respectively. The average capitalization rate for 2013 ranged from .79 to 1.39 and for 2012 from .79 to 1.07. Fees collected for the servicing of mortgage loans for others were $6.9 million, $4.4 million and $3.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2013	2012
Balance at January 1	$15,653	$11,276
Originations	12,769	11,451
Amortization	(7,314)	(6,597)
Purchased MSR	184	—
Valuation adjustment	496	(477)
Balance at December 31	$21,788	$15,653

NINE
DEPOSITS

At December 31, 2013, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2014	$497,059
2015	158,788
2016	100,814
2017	59,251
2018	40,223
Thereafter	36,541
$892,676

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2013 and December 31, 2012, were $354.2 million and $308.8 million, respectively.

Interest expense on deposits for the years ended December 31, 2013, 2012, and 2011, was as follows, in thousands:

	2013	2012	2011
Savings and money market accounts	$6,674	$6,736	$9,090
Time certificates of deposit in denominations of $100,000 or more	4,403	4,776	5,928
Other time deposits	8,891	10,718	14,206
Interest expense on deposits	$19,968	$22,230	$29,224

TEN
SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2013 and 2012, were as follows, in thousands:

	2013	2012
Securities sold under agreement to repurchase	$234,659	$203,355
Federal funds purchased	69,097	5,525
Advances from the FHLB	105,000	10,000
Notes payable to unaffiliated banks	—	5,746
Total	$408,756	$224,626

At December 31, 2013, Heartland has one credit line with an unaffiliated bank with revolving borrowing capacity of $20.0 million. At December 31, 2012, Heartland had two credit lines with two unaffiliated banks, each with revolving borrowing capacity of $5.0 million. At December 31, 2013 and 2012, Heartland had no outstanding balance on any lines of credit.

The agreement with the lender of the revolving credit line of $20.0 million and the term loan (as indicated in Note 11) contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2013 and 2012:

•	Heartland will maintain regulatory capital at well capitalized levels on a consolidated basis.

•	Heartland will maintain on a consolidated basis a minimum return on average assets of at least .50% tested quarterly on a rolling four-quarter basis.

•	On a consolidated basis, Heartland's nonperforming assets to Tier 1 capital and allowance for loan and lease losses will not exceed 30%, measured continuously.

•	Heartland will maintain on a consolidated basis a minimum allowance for loan and lease losses to gross loans and leases ratio of 1.00%.

•	Heartland will inform the lender of any material regulatory non-compliance or written agreement concerning Heartland or any of its subsidiaries.

•	A senior officer of Heartland will submit a written quarterly statement of compliance with the financial covenants established under the credit agreement.

All retail repurchase agreements as of December 31, 2013 and 2012 were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2013, December 31, 2012, and December 31, 2011 were as follows, in thousands:

	2013	2012	2011
Maximum month-end balance	$408,756	$298,662	$270,081
Average month-end balance	274,352	248,048	197,527
Weighted average interest rate for the year	0.31%	0.32%	0.44%
Weighted average interest rate at year-end	0.19%	0.31%	0.35%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $100.8 million at December 31, 2013, and $101.3 million at December 31, 2012. There were no borrowings under the Discount Window Program outstanding at year-end 2013 and 2012.

ELEVEN
OTHER BORROWINGS

Other borrowings outstanding at December 31, 2013 and 2012 were as follows, in thousands:

	2013	2012
Advances from the FHLB; weighted average call dates at December 31, 2013 and 2012 were October 2014 and December 2013, respectively; and weighted average interest rates were 3.06% and 3.11%, respectively	$113,453	$143,195
Wholesale repurchase agreements; weighted average call dates at December 31, 2013 and 2012 were April 2014 and May 2013, respectively; and weighted average interest rates were 3.38% and 3.12%, respectively	60,000	85,000
Trust preferred securities	124,860	108,250
Senior notes	37,500	37,500
Note payable to unaffiliated bank	11,719	13,002
Contracts payable for purchase of real estate and other assets	2,577	2,078
Total	$350,109	$389,025

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka. The advances from the FHLB are collateralized by the Heartland banks' investments in FHLB stock of $14.2 million and $9.6 million at December 31, 2013 and 2012, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $1.32 billion at December 31, 2013, and $1.12 billion at December 31, 2012. At December 31, 2013, Heartland had $310.6 million of FHLB borrowing capacity. As a national association, Heritage Bank, N.A. held stock in the Federal Reserve Bank of San Francisco totaling $380,000 at December 31, 2012.

Heartland has entered into various wholesale repurchase agreements which had balances totaling $60.0 million and $85.0 million at December 31, 2013 and 2012, respectively. A schedule of Heartland's wholesale repurchase agreements outstanding as of December 31, 2013, were as follows, in thousands:

	Amount	Interest Rate as of 12/31/13(1)		Issue Date	Maturity Date	Callable Date
Counterparty:
Citigroup Global Markets	$15,000	3.32%		04/17/2008	04/17/2015	04/17/2014
Citigroup Global Markets	20,000	3.61%	(2)	04/17/2008	04/17/2018	04/17/2014
Barclays Capital	10,000	4.07%		07/01/2008	07/01/2018	07/01/2014
Citigroup Global Markets	15,000	2.69%		01/23/2009	01/23/2014	—
	$60,000

(1) Interest rates are fixed with the exception of the interest rate on the $20.0 million transaction with Citigroup Global Markets.
(2) Interest rate resets quarterly on the 17th of January, April, July and October of each year until maturity. Embedded within the contract is a cap interest rate of 3.61%.

Heartland has seven wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes two wholly-owned trust subsidiaries acquired with the Morrill Bancshares, Inc. acquisition in 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland. The proceeds are being used for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $158,000 as of December 31, 2013. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2013, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/13 (1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust III	$20,619	8.25%	8.25%		10/10/2033	03/31/2014
Heartland Financial Statutory Trust IV	25,774	2.75% over LIBOR	2.99%	(2)	03/17/2034	03/17/2014
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	1.57%	(3)	04/07/2036	04/07/2014
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	(4)	09/15/2037	03/15/2014
Heartland Financial Statutory Trust VII	20,619	1.48% over LIBOR	1.72%	(5)	09/01/2037	06/01/2014
Morrill Statutory Trust I	8,524	3.25% over LIBOR	3.50%		12/26/2032	03/26/2014
Morrill Statutory Trust II	8,086	2.85% over LIBOR	3.09%		12/17/2033	12/17/2014
	$124,860

(1) Effective weighted average interest rate as of December 31, 2013, was 5.85% due to interest rate swap transactions on the variable rate securities as discussed in Note 12 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2013, was 5.33% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2013, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2013, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $124.9 million and $108.3 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2013 and 2012, respectively.

On March 7, 2012, Heartland exercised its call option on $5.0 million of its trust preferred capital securities that were at a fixed rate of 10.60%. The prepayment fee of $238,000 and the remaining unamortized issuance costs of $64,000 were expensed upon redemption.

Between 2010 and 2012, Heartland completed private debt offerings of its senior notes. The notes were sold in a private placement to various accredited investors. The senior notes are unsecured and bear interest at 5% per annum payable quarterly.
The maturity schedule of the senior notes is such that $17.5 million mature on December 1, 2015; $7.0 million will mature on each of February 1, 2017, and February 1, 2018; and $6.0 million will mature on February 1, 2019. Total senior notes outstanding were $37.5 million as of both December 31, 2013, and December 31, 2012.

On April 20, 2011, Heartland entered into a $15.0 million amortizing term loan with an unaffiliated bank with a maturity date of April 20, 2016. At the time of origination, Heartland entered into an interest rate swap transaction designated as a cash flow hedge, with the bank to fix the term loan at 5.14% for the full five-year term.

Future payments at December 31, 2013, for other borrowings follow in the table below, in thousands. Callable FHLB advances and wholesale repurchase agreements are included in the table at their call date.

2014	$140,838
2015	36,892
2016	14,547
2017	12,197
2018	10,190
Thereafter	135,445
Total	$350,109

TWELVE
DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, and forward sales of mortgage securities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movement in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $5.4 million and $6.7 million of cash as collateral at December 31, 2013, and December 31, 2012, respectively. Heartland's counterparties were required to pledge $540,000 at December 31, 2013 and $0 at December 31, 2012, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2013, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $2.1 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.1 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2013, and December 31, 2012, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2013
Interest rate swap	$11,719	$(457)	Other Liabilities	2.917%	5.140%	04/20/2016
Interest rate swap	25,000	(146)	Other Liabilities	0.244%	2.580%	03/17/2014
Interest rate swap	20,000	(1,507)	Other Liabilities	0.239%	3.220%	03/01/2017
Interest rate swap	20,000	(1,587)	Other Liabilities	0.243%	3.355%	01/07/2020
December 31, 2012
Interest rate swap	$13,002	$(711)	Other Liabilities	2.961%	5.140%	04/20/2016
Interest rate swap	25,000	(708)	Other Liabilities	0.308%	2.580%	03/17/2014
Interest rate swap	20,000	(2,186)	Other Liabilities	0.311%	3.220%	03/01/2017
Interest rate swap	20,000	(3,020)	Other Liabilities	0.351%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the year ended December 31, 2013, and December 31, 2012, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
December 31, 2013
Interest rate swap	$254	Interest Expense	$(276)	Other Income	$—
Interest rate swap	562	Interest Expense	(583)	Other Income	—
Interest rate swap	679	Interest Expense	(594)	Other Income	—
Interest rate swap	1,433	Interest Expense	(616)	Other Income	—
December 31, 2012
Interest rate swap	$14	Interest Expense	$(298)	Other Income	$—
Interest rate swap	324	Interest Expense	(536)	Other Income	—
Interest rate swap	(122)	Interest Expense	(561)	Other Income	—
Interest rate swap	(436)	Interest Expense	(589)	Other Income	—

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at December 31, 2013, and December 31, 2012, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2013
Interest rate lock commitments (mortgage)	$63,370	$1,809	Other Assets
Forward commitments	117,637	1,206	Other Assets
Forward commitments	53,277	(133)	Other Liabilities
December 31, 2012
Interest rate lock commitments (mortgage)	$267,397	$9,353	Other Assets
Forward commitments	168,910	462	Other Assets
Forward commitments	351,996	(1,221)	Other Liabilities

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the year ended December 31, 2013, and December 31, 2012, in thousands:

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
December 31, 2013
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$(10,518)
Forward commitments	Gains on Sale of Loans Held for Sale	1,832
December 31, 2012
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$8,235
Forward commitments	Gains on Sale of Loans Held for Sale	110

THIRTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2013, 2012, and 2011 were as follows, in thousands:

	2013	2012	2011
Current:
Federal	$5,025	$11,513	$4,639
State	2,549	5,366	1,300
Total current	$7,574	$16,879	$5,939
Deferred:
Federal	$2,447	$404	$2,905
State	314	101	1,458
Total deferred	$2,761	$505	$4,363
Total income tax expense	$10,335	$17,384	$10,302

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $98,000, $222,000, and $108,000 in 2013, 2012, and 2011 respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2013 and 2012, were as follows, in thousands:

	2013	2012
Deferred tax assets:
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	$9,766	$—
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$1,270	$2,280
Securities	1,257	1,865
Allowance for loan and lease losses	15,766	14,908
Deferred compensation	4,674	3,547
Organization and acquisitions costs	393	289
Net operating loss carryforwards	4,463	3,691
Non-accrual loan interest	830	939
OREO writedowns	1,781	3,340
Rehab tax credit projects	2,438	2,162
Mortgage repurchase obligation	882	998
Other	778	246
Gross deferred tax assets	44,298	34,265
Valuation allowance	(4,615)	(4,167)
Total deferred tax assets	$39,683	$30,098

Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	$—	$(12,353)
Premises, furniture and equipment	(8,660)	(7,877)
Tax bad debt reserves	(523)	(600)
Purchase accounting	(5,323)	(2,085)
Prepaid expenses	(621)	(604)
Mortgage servicing rights	(8,996)	(6,421)
Deferred loan fees	(75)	(134)
Other	(324)	(318)
Gross deferred tax liabilities	$(24,522)	$(30,392)
Net deferred tax asset (liability)	$15,161	$(294)

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. Beginning in 2013, Heartland had a federal low-income housing tax credit carryforward of approximately $217,000 that expires in 2033, and an alternative minimum tax (“AMT”) credit carryforward of approximately $256,000 available to reduce future federal income taxes over an indefinite period. As a result of acquisitions, Heartland had net operating loss carryforwards for federal income tax purposes of approximately $6.0 million at December 31, 2013, and $4.6 million at December 31, 2012. The associated deferred tax asset was $2.0 million at December 31, 2013, and $1.6 million at December 31, 2012. These net carryforwards expire beginning December 31, 2026, through December 31, 2033, and are subject to an annual limitation of approximately $524,000. Net operating loss carryforwards for state income tax purposes were approximately $41.6 million at December 31, 2013, and $38.4 million at December 31, 2012. The associated deferred tax asset, net of federal tax, was $2.4 million at December 31, 2013, and $2.1 million at December 31, 2012. These carryforwards expire beginning December 31, 2021, through December 31, 2033. A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $1.9 million at December 31, 2013, and $2.0 million at December 31, 2012. During both 2013 and 2012, Heartland had book writedowns on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $2.4 million at December 31, 2013, and $2.2 million at December 31, 2012. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows, in thousands:

	2013	2012	2011
Computed “expected” tax on net income	$16,493	$23,511	$13,421
Increase (decrease) resulting from:
Nontaxable interest income	(5,622)	(4,539)	(3,725)
State income taxes, net of federal tax benefit	1,861	3,099	2,056
Nondeductible goodwill and other intangibles	—	—	—
Tax credits	(1,696)	(6,669)	(798)
Valuation allowance	209	1,851	—
Other	(910)	131	(652)
Income taxes	$10,335	$17,384	$10,302
Effective tax rates	21.9%	25.9%	26.9%

Heartland's income taxes included federal historic rehabilitation tax credits totaling $898,000 during 2013 and $5.8 million during 2012. Additionally, investments in certain low-income housing partnerships at Dubuque Bank and Trust Company totaled $4.3 million at December 31, 2013, $4.5 million at December 31, 2012, and $7.6 million at December 31, 2011. These investments generated federal low-income housing tax credits of $798,000 for the years ended December 31, 2013, 2012, and 2011. These investments are expected to generate federal low-income housing tax credits of approximately $798,000 for 2014, $755,000 for 2015, $581,000 for 2016 through 2019 and $241,000 for 2020.

On December 31, 2013, the amount of unrecognized tax benefits was $779,000, including $96,000 of accrued interest and penalties. On December 31, 2012, the amount of unrecognized tax benefits was $773,000, including $80,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2013 and 2012, follows, in thousands:

	2013	2012
Balance at January 1	$773	$751
Additions for tax positions related to the current year	65	241
Additions for tax positions related to prior years	188	67
Reductions for tax positions related to prior years	(247)	(286)
Balance at December 31	$779	$773

The tax years ended December 31, 2010, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2009, and later remain open for examination. Income tax reviews are currently underway with the Colorado Department of Revenue for the years 2008 through 2011 and with the Illinois Department of Revenue for the years 2010 and 2011. During 2012, an income tax review was completed with the Illinois Department of Revenue for the years 2007 and 2008, which resulted in a net tax refund of $29,000. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $2.6 million, $2.6 million, and $2.2 million for 2013, 2012, and 2011, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2013, 2012, and 2011. Costs charged to operating expenses with respect to the matching contributions were $1.9 million, $1.6 million, and $1.3 million for 2013, 2012, and 2011, respectively.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2013 for all non-cancelable leases were as follows, in thousands:

2014	$3,890
2015	3,469
2016	3,386
2017	2,547
2018	2,035
Thereafter	9,836
$25,163

Rental expense for premises and equipment leased under operating leases was $4.4 million, $2.8 million, and $2.0 million for 2013, 2012, and 2011, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. In addition, DB&T Community Development Corp. leases properties it owns to third parties. Occupancy expense is presented net of rental income of $505,000, $496,000, and $1.3 million for 2013, 2012, and 2011, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2013, and December 31, 2012, commitments to extend credit aggregated $1.14 billion and $844.6 million, respectively, and standby letters of credit aggregated $39.7 million and $29.5 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. Heartland had a recorded repurchase obligation of $2.3 million and $2.6 million at December 31, 2013, and December 31, 2012, respectively.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2013 and December 31, 2012, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $78,000 and $98,000, respectively. The appropriateness of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2013, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaces Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 462,323 shares of common stock at December 31, 2013 for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

The cost of employee services received in exchange for an award of equity instruments is measured based upon the fair value of the award on the grant date and is recognized in the income statement over the vesting period of the award. The fair value of stock options is estimated on the date of the grant using the Black-Scholes model. The fair value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of the grant.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the years ended December 31, 2013, 2012 and 2011. Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the options are granted or, if greater, the par value of a share of stock. A summary of the status of the stock options as of December 31, 2013, 2012, and 2011, and changes during the years ended December 31, 2013 2012, and 2011, follows:

	2013		2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	377,907	$22.62	570,762	$21.06	672,721	$20.27
Granted	—	—	—	—	—	—
Exercised	(96,921)	19.73	(172,521)	17.39	(53,625)	9.65
Forfeited	(19,050)	23.79	(20,334)	23.42	(48,334)	22.73
Outstanding at December 31	261,936	$23.60	377,907	$22.62	570,762	$21.06
Options exercisable at December 31	261,936	$23.60	333,024	$23.16	436,245	$20.86

At December 31, 2013, the vested options have a weighted average remaining contractual life of 2.92 years. The intrinsic value for the vested options as of December 31, 2013, was $1.4 million. The intrinsic value for the total of all options exercised during year ended December 31, 2013, was $878,000. The total fair value of shares under stock options that vested during the year ended December 31, 2013, was $10,000. Total compensation costs recorded for stock options were $10,000, $157,000, and $308,000 for 2013, 2012, and 2011, respectively.

Cash received from options exercised for the year ended December 31, 2013, was $1.9 million, with a related tax benefit of $98,000. Cash received from options exercised for the year ended December 31, 2012, was $3.0 million, with a related tax benefit of $222,000.

Restricted Stock Units

The Plan also permits the Compensation Committee to grant other stock-based benefits, including restricted stock units (“RSUs”). On January 22, 2013, the Compensation Committee granted RSUs with respect to 72,595 shares of common stock and on January 17, 2012, the Compensation Committee granted RSUs with respect to 94,001 shares of common stock to key policy-making employees. The RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions, vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date, will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs terminate upon termination of employment, except that the 2012 RSUs continue to vest after retirement if retirement occurs after the employee has attained age 62 and has provided at least five years of service to Heartland. Although the 2013 time-based RSUs do not vest at retirement, the Compensation Committee may exercise its discretion to provide for vesting upon retirement if the participant signs a non-solicitation and non-compete agreement.

In addition to the RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 40,990 shares of common stock on January 22, 2013, and performance-based RSUs with respect to 49,801 shares of common stock on January 17, 2012, to key policy-making employees. These RSUs vest based first on performance measures tied to Heartland's earnings and assets on December 31 of the grant year, and then on time-based vesting conditions. For the grants in 2012, vesting occurs on December 31, 2014, and for the grants in 2013, vesting occurs on December 31, 2015. A summary of the status of RSUs as of December 31, 2013, 2012, and 2011, and changes during the years ended December 31, 2013, 2012, and 2011, follows:

	2013		2012		2011
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	348,897	$15.75	211,279	$15.79	97,950	$13.95
Granted	126,685	26.92	149,002	16.36	122,350	17.26
Exercised	(43,388)	17.00	—	—	—	—
Forfeited	(79,124)	20.79	(11,384)	16.03	(9,021)	15.68
Outstanding at December 31	353,070	$18.48	348,897	$15.75	211,279	$15.79

The total fair value of shares under RSUs that vested during the year ended December 31, 2013, was $836,000. Total compensation costs recorded for RSUs were $1.7 million, $1.8 million and $659,000, for 2013, 2012, and 2011, respectively. As of December 31, 2013, there were $2.6 million of total unrecognized compensation costs related to the 2012 Long-Term Incentive Plan for RSUs which are expected to be recognized through 2016.

In addition, for the years ended December 31, 2013, 2012, and 2011, 5,200 shares of stock awarded each year to Heartland directors in return for services performed. The related compensation expense recorded was $127,000, $90,000, and $83,000 for the respective years.

Employee Stock Purchase Plan

Heartland also maintains an employee stock purchase plan (the “ESPP”), adopted in 2006, that permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 95% of the fair market value (as determined by the Compensation Committee) on the determination date. A maximum of 500,000 shares is available for sale under the ESPP. For the year ended December 31, 2013, 23,239 shares were purchased under the 2006 ESPP. For the year ended December 31, 2012, 42,879 shares were purchased under the 2006 ESPP. For the year ended December 31, 2011, 3,500 shares were purchased under the 2006 ESPP. Under ASC Topic 718, compensation expense related to the ESPP of $194,000 was recorded in 2013, $151,000 was recorded in 2012, and $39,000 was recorded in 2011 because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

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

Preferred Stock

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

The Series C Preferred Stock qualifies as Tier 1 capital for Heartland. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of Qualified Small Business Lending (“QSBL”). Based upon Heartland's level of QSBL compared to the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, was set at 5.00%. For the 2nd through 10th calendar quarters, the annual dividend rate was adjustable to between 1.00% and 5.00%, to reflect the amount of change in Heartland's level of QSBL. For the 11th calendar quarter (starting January 1, 2014) through 4.5 years after issuance (March 15, 2016), the dividend rate is fixed at 1.00% based upon the increase in QSBL as compared to the baseline. Heartland's baseline was revised from $916.0 million, which would have required growth in QSBL of $91.6 million, to $1.24 billion due to acquisitions, which required growth of $124.0 million to have the dividend rate paid to the U.S. Treasury reduced to 1.00%. Any reduction in the dividend rate paid to the U.S. Treasury does not begin until QSBL has grown by more than 2.5% over the baseline. Through December 31, 2013, Heartland's QSBL had grown by $135.0 million or 10.9%. The dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury was 2.00% for the first quarter of 2013 and was reduced to 1.00% for the remaining nine quarters due to the increase in QSBL.

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

The terms of the Series C Preferred Stock impose limits on Heartland's ability to pay dividends on and repurchase shares of its common stock and other securities. In general, Heartland may declare and pay dividends on its common stock or any other stock junior to the Series C Preferred Stock, or repurchase shares of any such stock, only if after payment of such dividends or repurchase of such shares, Heartland's Tier 1 Capital would be at least $247.7 million. If, however Heartland fails to declare and pay dividends on the Series C Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment Heartland may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the Series C Preferred Stock, except in very limited circumstances. If any Series C Preferred Stock remains outstanding on the 10th anniversary of issuance, Heartland may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

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

Shelf Registration

Heartland filed a universal shelf registration statement with the SEC on August 28, 2013, which became effective on September 9, 2013, to register up to $75 million in securities. The shelf registration statement provides Heartland with the ability to raise capital, subject to SEC rules and limitations, if Heartland’s board of directors decides to do so.

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2013 and 2012, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
Consolidated	$599,038	14.69%	$326,252	8.00%	N/A
Dubuque Bank and Trust Company	141,184	12.30	91,854	8.00	114,818	10.00%
Galena State Bank & Trust Co.	27,398	13.42	16,328	8.00	20,410	10.00
Riverside Community Bank	36,324	14.79	19,654	8.00	24,568	10.00
Wisconsin Bank & Trust	59,747	13.08	36,556	8.00	45,696	10.00
New Mexico Bank & Trust	96,816	14.82	52,254	8.00	65,317	10.00
Arizona Bank & Trust	47,335	14.59	25,960	8.00	32,451	10.00
Rocky Mountain Bank	50,314	14.24	28,257	8.00	35,321	10.00
Summit Bank & Trust	11,600	12.79	7,253	8.00	9,067	10.00
Minnesota Bank & Trust	14,475	12.13	9,547	8.00	11,933	10.00
Morrill & Janes Bank and Trust Company	60,559	13.00	37,267	8.00	46,583	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$537,964	13.19%	$163,126	4.00%	N/A
Dubuque Bank and Trust Company	130,859	11.40	45,927	4.00	68,891	6.00%
Galena State Bank & Trust Co.	25,478	12.48	8,164	4.00	12,246	6.00
Riverside Community Bank	33,252	13.53	9,827	4.00	14,741	6.00
Wisconsin Bank & Trust	54,885	12.01	18,278	4.00	27,417	6.00
New Mexico Bank & Trust	89,601	13.72	26,127	4.00	39,190	6.00
Arizona Bank & Trust	43,269	13.33	12,980	4.00	19,470	6.00
Rocky Mountain Bank	46,160	13.07	14,128	4.00	21,193	6.00
Summit Bank & Trust	10,464	11.54	3,627	4.00	5,440	6.00
Minnesota Bank & Trust	13,384	11.22	4,773	4.00	7,160	6.00
Morrill & Janes Bank and Trust Company	60,153	12.91	18,633	4.00	27,950	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$537,964	9.67%	$222,432	4.00%	N/A
Dubuque Bank and Trust Company	130,859	8.77	59,717	4.00	74,646	5.00%
Galena State Bank & Trust Co.	25,478	8.65	11,787	4.00	14,734	5.00
Riverside Community Bank	33,252	7.42	17,926	4.00	22,407	5.00
Wisconsin Bank & Trust	54,885	8.76	25,070	4.00	31,337	5.00
New Mexico Bank & Trust	89,601	8.84	40,530	4.00	50,663	5.00
Arizona Bank & Trust	43,269	10.33	16,757	4.00	20,947	5.00
Rocky Mountain Bank	46,160	10.01	18,439	4.00	23,049	5.00
Summit Bank & Trust	10,464	9.16	4,567	4.00	5,709	5.00
Minnesota Bank & Trust	13,384	8.14	6,575	4.00	8,218	5.00
Morrill & Janes Bank and Trust Company	60,153	7.38	32,624	4.00	40,780	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated	$532,502	15.35%	$277,485	8.00%	N/A
Dubuque Bank and Trust Company	138,698	12.44	89,164	8.00	111,455	10.00%
Galena State Bank & Trust Co.	28,027	14.20	15,790	8.00	19,738	10.00
Riverside Community Bank	30,097	13.03	18,476	8.00	23,095	10.00
Wisconsin Bank & Trust	64,378	13.84	37,213	8.00	46,516	10.00
New Mexico Bank & Trust	90,765	14.51	50,047	8.00	62,559	10.00
Arizona Bank & Trust	30,903	14.13	17,499	8.00	21,874	10.00
Rocky Mountain Bank	53,291	16.46	25,902	8.00	32,377	10.00
Summit Bank & Trust	12,317	13.26	7,432	8.00	9,290	10.00
Minnesota Bank & Trust	14,446	14.04	8,234	8.00	10,293	10.00
Heritage Bank, N.A.	11,796	20.13	4,688	8.00	5,860	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$463,371	13.36%	$138,743	4.00%	N/A
Dubuque Bank and Trust Company	129,473	11.62	44,582	4.00	66,873	6.00%
Galena State Bank & Trust Co.	25,985	13.17	7,895	4.00	11,843	6.00
Riverside Community Bank	27,206	11.78	9,238	4.00	13,857	6.00
Wisconsin Bank & Trust	60,183	12.94	18,606	4.00	27,910	6.00
New Mexico Bank & Trust	83,902	13.41	25,023	4.00	37,535	6.00
Arizona Bank & Trust	28,116	12.85	8,750	4.00	13,125	6.00
Rocky Mountain Bank	49,243	15.21	12,951	4.00	19,426	6.00
Summit Bank & Trust	11,155	12.01	3,716	4.00	5,574	6.00
Minnesota Bank & Trust	13,485	13.10	4,117	4.00	6,176	6.00
Heritage Bank, N.A.	11,796	20.13	2,344	4.00	3,516	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$463,371	9.84%	$188,284	4.00%	N/A
Dubuque Bank and Trust Company	129,473	8.73	59,341	4.00	74,176	5.00%
Galena State Bank & Trust Co.	25,985	8.84	11,757	4.00	14,697	5.00
Riverside Community Bank	27,206	6.53	16,660	4.00	20,825	5.00
Wisconsin Bank & Trust	60,183	10.59	22,741	4.00	28,426	5.00
New Mexico Bank & Trust	83,902	8.47	39,640	4.00	49,550	5.00
Arizona Bank & Trust	28,116	9.93	11,327	4.00	14,158	5.00
Rocky Mountain Bank	49,243	11.41	17,268	4.00	21,585	5.00
Summit Bank & Trust	11,155	10.48	4,256	4.00	5,320	5.00
Minnesota Bank & Trust	13,485	11.73	4,600	4.00	5,750	5.00
Heritage Bank, N.A.	11,796	11.59	4,071	4.00	5,089	5.00

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $215.9 million as of December 31, 2013, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $137.0 million as of December 31, 2013, under the capital requirements to remain well capitalized.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, and December 31, 2012, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013, and December 31, 2012, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Trading securities	$1,801	$1,801	$—	$—
Securities available for sale
U.S.government corporations and agencies	218,303	4,084	214,219	—
Mortgage-backed securities	1,143,947	—	1,140,649	3,298
Obligations of states and and political subdivisions	266,624	—	266,624	—
Equity securities	5,028	—	5,028	—
Derivative assets	3,015	—	3,015	—
Total assets at fair value	$1,638,718	$5,885	$1,629,535	$3,298
Derivative liabilities	$3,830	$—	$3,830	$—
Total liabilities at fair value	$3,830	$—	$3,830	$—
December 31, 2012
Trading securities	$380	$380	$—	$—
Securities available for sale
U.S.government corporations and agencies	21,444	12,811	8,633	—
Mortgage-backed securities	1,036,201	—	1,032,112	4,089
Obligations of states and and political subdivisions	426,445	—	426,445	—
Equity securities	6,241	—	6,241	—
Derivative assets	9,815	—	9,815	—
Total assets at fair value	$1,500,526	$13,191	$1,483,246	$4,089
Derivative liabilities	$7,846	$—	$7,846	$—
Total liabilities at fair value	$7,846	$—	$7,846	$—

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2013.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans:
Commercial	$7,229	$—	$—	$7,229	$919
Commercial real estate	7,749	—	—	7,749	1,881
Agricultural and agricultural real estate	13,062	—	—	13,062	—
Residential real estate	3,396	—	—	3,396	—
Consumer	1,763	—	—	1,763	—
Total collateral dependent impaired loans	$33,199	$—	$—	$33,199	$2,800
Other real estate owned	$29,852	$—	$—	$29,852	$2,799

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans:
Commercial	$7,681	$—	$—	$7,681	$1,799
Commercial real estate	44,471	—	—	44,471	6,898
Agricultural and agricultural real estate	16,019	—	—	16,019	1
Residential real estate	6,660	—	—	6,660	988
Consumer	4,121	—	—	4,121	4,818
Total collateral dependent impaired loans	$78,952	$—	$—	$78,952	$14,504
Other real estate owned	$35,822	$—	$—	$35,822	$6,953
Mortgage servicing rights	$15,956	$—	$—	$15,956	$477

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 12/31/13	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-Tranche Securities	$3,298	Discounted cash flows	Pretax discount rate	7 - 9%
			Actual defaults	12.50-28.20% (20.80%)
			Actual deferrals	5.10-16.00% (11.10%)
Collateral dependent impaired loans:
Commercial	7,229	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	7,749	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	13,062	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	3,396	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	1,763	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	29,852	Modified appraised value	Disposal costs	NM*
			Third party appraisal	NM*
			Appraisal discounts	NM*

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

Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 12/31/12	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-Tranche Securities	$4,089	Discounted cash flows	Pretax discount rate	8 - 10%
			Actual defaults	13.94-20.94% (15.52%)
			Actual deferrals	6.30-23.71% (11.32%)
Collateral dependent impaired loans:
Commercial	7,681	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Commercial real estate	44,471	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Agricultural and agricultural real estate	16,019	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Residential real estate	6,660	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Consumer	4,121	Modified appraised value	Third party appraisal	NM*
			Appraisal discount	NM*
Other real estate owned	35,822	Modified appraised value	Disposal costs	NM*
			Third party appraisal	NM*
			Appraisal discounts	NM*
Mortgage servicing rights	15,956	Discounted cash flows	Prepayment speeds, servicing costs and escrow analysis	Average CPR Life 12.99 - 18.71% (18.05%)

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

The changes in Level 3 assets that are measured at fair value on a recurring basis are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2013	December 31, 2012
	Fair Value	Fair Value
Balance at January 1,	$4,089	$3,151
Total gains (losses):
Included in earnings	(1,587)	—
Included in other comprehensive income	826	938
Purchases, issuances, sales and settlements:
Purchases	—	—
Sales	(30)	—
Settlements	—	—
Balance at period end,	$3,298	$4,089

The table below is a summary of the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of December 31, 2013, and December 31, 2012, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$125,270	$125,270	$125,270	$—	$—
Time deposits in other financial institutions	3,355	3,355	3,355	—	—
Securities:
Trading	1,801	1,801	1,801	—	—
Available for sale	1,633,902	1,633,902	4,084	1,626,520	3,298
Held to maturity	237,498	237,437	—	237,437	—
Other investments	21,843	21,843	—	21,608	235
Loans held for sale	46,665	46,665	—	46,665	—
Loans, net:
Commercial	936,305	930,501	—	923,272	7,229
Commercial real estate	1,516,352	1,512,773	—	1,505,024	7,749
Agricultural and agricultural real estate	374,203	378,086	—	365,024	13,062
Residential real estate	347,266	335,362	—	331,966	3,396
Consumer	286,890	273,139	—	271,376	1,763
Total Loans, net	3,461,016	3,429,861	—	3,396,662	33,199
Mortgage derivatives	3,015	3,015	—	3,015	—
Financial liabilities:
Deposits
Demand deposits	1,238,581	1,238,581	—	1,238,581	—
Savings deposits	2,535,242	2,535,242	—	2,535,242	—
Time deposits	892,676	892,676	—	892,676	—
Short term borrowings	408,756	408,756	—	408,756	—
Other borrowings	350,109	355,923	—	355,923	—
Derivatives	3,830	3,830	—	3,830	—

			Fair Value Measurements at December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$168,054	$168,054	$168,054	$—	$—
Time deposits in other financial institutions	—	—	—	—	—
Securities:
Trading	380	380	380	—	—
Available for sale	1,490,331	1,490,331	12,811	1,473,431	4,089
Held to maturity	55,502	55,982	—	55,982	—
Other investments	15,744	15,744	—	15,493	251
Loans held for sale	96,165	96,165	—	96,165	—
Loans, net:
Commercial	700,225	691,605	—	683,924	7,681
Commercial real estate	1,275,770	1,281,031	—	1,236,560	44,471
Agricultural and agricultural real estate	326,867	329,443	—	313,424	16,019
Residential real estate	248,608	237,050	—	230,390	6,660
Consumer	238,617	241,978	—	237,857	4,121
Total Loans, net	2,790,087	2,781,107	—	2,702,155	78,952
Mortgage derivatives	9,815	9,815	—	9,815	—
Financial liabilities:
Deposits
Demand deposits	974,232	974,232	—	974,232	—
Savings deposits	2,004,438	2,004,438	—	2,004,438	—
Time deposits	866,990	866,990	—	866,990	—
Short term borrowings	224,626	224,626	—	224,626	—
Other borrowings	389,025	376,422	—	376,422	—
Derivatives	7,846	7,846	—	7,846	—

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

Other Investments — Fair value measurement of other investments, which consists primarily of FHLB stock, are based on their redeemable value, which is at cost. The market for these securities is restricted to the issuer of the stock and subject to impairment evaluation. It is not practicable to determine the fair value of these securities within the fair value hierarchy due to the restrictions placed on their transferability.

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

TWENTY-ONE
MORTGAGE SEGMENT REPORTING

Reportable segments include community banking and retail mortgage banking services. These segments were determined based on the products and services provided or the type of customers served and is consistent with the information that is used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where Heartland has banks. Retail mortgage banking involves the origination of residential loans and subsequent sale of those loans to investors. The mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The segment's most significant revenue and expense is non-interest income and non-interest expense, respectively. Heartland does not have other reportable operating segments. The accounting policies of the mortgage banking segment are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. All of Heartland's goodwill is associated with the community banking segment.

The following table presents the financial information from Heartland's operating segments for the years ending December 31, 2013, December 31, 2012, and December 31, 2011, in thousands.

	Community and Other Banking	Mortgage Banking	Total
December 31, 2013
Net Interest Income	$161,452	$2,376	$163,828
Provision for loan losses	9,697	—	9,697
Total noninterest income	49,810	39,808	89,618
Total noninterest expense	150,767	45,794	196,561
Income before income taxes	$50,798	$(3,610)	$47,188

December 31, 2012
Net Interest Income	$147,903	$2,253	$150,156
Provision for loan losses	8,202	—	8,202
Total noninterest income	50,947	57,715	108,662
Total noninterest expense	142,646	40,735	183,381
Income before income taxes	$48,002	$19,233	$67,235

December 31, 2011
Net Interest Income	$145,098	$296	$145,394
Provision for loan losses	29,365	—	29,365
Total noninterest income	44,757	14,820	59,577
Total noninterest expense	123,660	13,636	137,296
Income before income taxes	$36,830	$1,480	$38,310

Segment Assets
December 31, 2013	$5,850,976	$72,740	$5,923,716
December 31, 2012	4,868,618	121,935	4,990,553
December 31, 2011	4,237,922	67,136	4,305,058

Average Loans
December 31, 2013	$2,939,856	$76,577	$3,016,433
December 31, 2012	2,605,151	91,301	2,696,452
December 31, 2011	2,394,087	24,777	2,418,864

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2013	2012
Assets:
Cash and interest bearing deposits	$17,912	$17,447
Trading securities	1,801	380
Securities available for sale	3,952	6,027
Other investments, at cost	235	235
Investment in subsidiaries	561,272	517,256
Other assets	33,407	29,303
Due from subsidiaries	6,000	7,000
Total assets	$624,579	$577,648
Liabilities and stockholders’ equity:
Other borrowings	$174,153	$158,752
Accrued expenses and other liabilities	10,966	17,091
Total liabilities	185,119	175,843
Stockholders’ equity:
Preferred stock	81,698	81,698
Common stock	18,399	16,828
Capital surplus	91,632	50,359
Retained earnings	265,067	236,279
Accumulated other comprehensive income (loss)	(17,336)	16,641
Treasury stock	—	—
Total stockholders’ equity	439,460	401,805
Total liabilities and stockholders’ equity	$624,579	$577,648

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2013	2012	2011
Operating revenues:
Dividends from subsidiaries	$47,750	$42,800	$26,400
Securities gains, net	2,316	—	1,424
Gain on trading account securities	1,421	47	89
Other	726	664	476
Total operating revenues	52,213	43,511	28,389
Operating expenses:
Interest	9,206	9,133	9,113
Salaries and benefits	5,104	6,191	5,741
Professional fees	3,671	3,100	2,498
Other operating expenses	1,577	2,417	3,146
Total operating expenses	19,558	20,841	20,498
Equity in undistributed earnings (losses)	(1,275)	19,739	12,852
Income before income tax benefit	31,380	42,409	20,743
Income tax benefit	5,409	7,383	7,301
Net income	36,789	49,792	28,044
Preferred dividends and discount	(1,093)	(3,400)	(7,640)
Net income available to common stockholders	$35,696	$46,392	$20,404

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$36,789	$49,792	$28,044
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings (losses) of subsidiaries	1,275	(19,739)	(12,852)
Security gains, net	(2,316)	—	(1,424)
(Increase) decrease in due from subsidiaries	1,000	(4,250)	—
Increase (decrease) in accrued expenses and other liabilities	(6,125)	4,448	5,714
Increase in other assets	(4,104)	(7,163)	(2,157)
Increase in trading account securities	(1,421)	(47)	(89)
Other, net	4,089	1,776	(442)
Net cash provided by operating activities	29,187	24,817	16,794
Cash flows from investing activities:
Capital contributions to subsidiaries	(69,429)	(32,841)	(6,000)
Purchases of other securities	—	(195)	—
Proceeds from sales of available for sale securities	2,925	—	1,507
Proceeds from sale of other investments	—	155	—
Net assets acquired	44,697	—	—
Net cash used by investing activities	(21,807)	(32,881)	(4,493)
Cash flows from financing activities:
Net change in short-term borrowings	—	—	(5,000)
Proceeds from other borrowings	80	10,000	18,165
Repayments of other borrowings	(1,255)	(6,374)	(3,938)
Proceeds from issuance of preferred stock	—	—	81,698
Payment for the repurchase of preferred stock	—	—	(81,698)
Redemption of warrant	—	—	(1,800)
Cash dividends paid	(8,001)	(11,695)	(11,172)
Purchase of treasury stock	(2,004)	(2,937)	(389)
Proceeds from issuance of common stock	4,265	9,557	1,428
Net cash provided (used) by financing activities	(6,915)	(1,449)	(2,706)
Net increase (decrease) in cash and cash equivalents	465	(9,513)	9,595
Cash and cash equivalents at beginning of year	17,447	26,960	17,365
Cash and cash equivalents at end of year	$17,912	$17,447	$26,960
Supplemental disclosure:
Stock consideration granted for acquisition	$38,755	$—	$—

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)

2013	December 31	September 30	June 30	March 31
Net interest income	$46,357	$39,880	$38,924	$38,667
Provision for loan and lease losses	2,049	5,149	1,862	637
Net interest income after provision for loan and lease losses	44,308	34,731	37,062	38,030
Noninterest income	17,574	20,718	24,858	26,468
Noninterest expense	53,901	47,147	48,766	46,747
Income taxes	46	1,492	3,598	5,199
Net income	7,935	6,810	9,556	12,552
Net income available to noncontrolling interest, net of tax	—	—	—	(64)
Net income attributable to Heartland	7,935	6,810	9,556	12,488
Preferred stock dividends and discount	(204)	(276)	(205)	(408)
Net income available to common stockholders	7,731	6,534	9,351	12,080

Per share:
Earnings per share-basic	$0.43	$0.39	$0.55	$0.72
Earnings per share-diluted	0.42	0.38	0.54	0.70
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	19.44	18.58	18.51	19.54
Weighted average common shares outstanding	18,096,345	16,935,581	16,907,405	16,851,672
Weighted average diluted common shares outstanding	18,360,470	17,221,154	17,203,924	17,187,180

(Dollars in thousands, except per share data)

2012	December 31	September 30	June 30	March 31
Net interest income	$37,974	$36,812	$37,177	$38,193
Provision for loan and lease losses	3,350	(502)	3,000	2,354
Net interest income after provision for loan and lease losses	34,624	37,314	34,177	35,839
Noninterest income	27,230	29,766	28,278	23,388
Noninterest expense	54,623	47,159	41,459	40,140
Income taxes	(2,258)	6,338	7,032	6,272
Net income	9,489	13,583	13,964	12,815
Net income available to noncontrolling interest, net of tax	(82)	4	(7)	26
Net income attributable to Heartland	9,407	13,587	13,957	12,841
Preferred stock dividends and discount	(409)	(949)	(1,021)	(1,021)
Net income available to common stockholders	8,998	12,638	12,936	11,820

Per share:
Earnings per share-basic	$0.54	$0.77	$0.79	$0.72
Earnings per share-diluted	0.54	0.75	0.77	0.71
Cash dividends declared on common stock	0.20	0.10	0.10	0.10
Book value per common share	19.02	18.81	17.65	17.09
Weighted average common shares outstanding	16,534,217	16,473,760	16,474,455	16,490,051
Weighted average diluted common shares outstanding	16,812,947	16,745,968	16,717,846	16,729,925

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Heartland Financial USA, Inc.:
We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa
March 14, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on our assessment, which excluded Morrill & Janes Bank and Trust Company as described below, our internal control over financial reporting was effective as of December 31, 2013.

Heartland’s most recent acquisition of Morrill & Janes Bank and Trust Company with assets of $891 million and net income of $1.1 million as of December 31, 2013, was excluded from the scope of this report as allowed by the Securities and Exchange Commission. Morrill & Janes Bank and Trust Company assets comprised 15% of Heartland’s assets at December 31, 2013, and Morrill & Janes Bank and Trust Company’s 2013 net income was 3% of Heartland’s net income for 2013. Heartland's acquisition of Freedom Bank with assets of $64 million and net income of $65,000 as of December 31, 2013, was excluded from this report as allowed by the Securities and Exchange Commission. Freedom Bank's assets comprised 1% of Heartland's assets at December 31, 2013 and less than 1% of Heartland's net income for 2013.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2013, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Heartland Financial USA, Inc.:
We have audited Heartland Financial USA, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heartland Financial USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired The Morrill & Janes Bank and Trust Company, during 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, The Morrill & Janes Bank and Trust Company’s internal control over financial reporting associated with total assets of $891 million and net income of $1.1 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of The Morrill & Janes Bank and Trust Company.
The Company acquired Freedom Bank, during 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, Freedom Bank’s internal control over financial reporting associated with total assets of $64 million and net income of $65 thousand included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Freedom Bank.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.
Des Moines, Iowa
March 14, 2014

ITEM 9B. OTHER INFORMATION

Bryan R. McKeag, Executive Vice President and Chief Financial Officer of Heartland, signed a Change in Control Agreement on March 13, 2014. The form of the Change in Control Agreement is similar to that of our other named executive officers. Mr. McKeag’s severance amount is an amount equal to one times his base compensation. Mr. McKeag’s medical and dental benefits are for a term of 12 months.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2014 Annual Meeting of Stockholders to be held on May 21, 2014 (the "2014 Proxy Statement") under the captions "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2014 Proxy Statement, under the captions “Compensation Discussion and Analysis”, "Corporate Governance and the Board of Directors - Committees of the Board - Compensation/Nominating Committee”, “Compensation/Nominating Committee Report On Executive Compensation” and "Executive Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2014 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Discussion" is incorporated by reference.

The following table sets forth information regarding outstanding options and shares available for future issuance under Heartland's equity plans as of December 31, 2013:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	261,936	$23.60	834,932(1)
Equity compensation plans not approved by stockholders	—	$—	—
Total	261,936	$23.60	834,932

(1) Includes 462,323 shares available for use under the Heartland 2012 Long-Term Incentive Plan and 372,606 shares available for use under the 2006 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2014 Proxy Statement under the captions "Transactions with Management" and "Corporate Governance and the Board of Directors - Our Board of Directors - Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2014 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2014.

Heartland Financial USA, Inc.

By:	/s/ Lynn B. Fuller	/s/ Bryan R. McKeag
	Lynn B. Fuller	Bryan R. McKeag
	Principal Executive Officer	Executive Vice President, Chief Financial Officer

Date:    March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2014.

By:	/s/ Lynn B. Fuller	/s/ John K. Schmidt
	Lynn B. Fuller	John K. Schmidt
	President, CEO, Chairman and Director	Director
	/s/ James. F. Conlan	/s/ Mark C. Falb

	James F. Conlan	Mark C. Falb
	Director	Director
	/s/ Thomas L. Flynn	/s/ John W. Cox, Jr.

	Thomas L. Flynn	John W. Cox, Jr.
	Director	Director
	/s/ Duane E. White	/s/ Kurt M. Saylor

	Duane E. White	Kurt M. Saylor
	Director	Director

		INDEX OF EXHIBITS

3.1
Restated Certificate of Incorporation of Heartland Financial USA, Inc. and Certificate of Designation of Series A Junior Participating Preferred Stock as filed with the Secretary of Delaware on June 10, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

3.2		Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009).

3.3
Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C, as filed with the Secretary of State of the State of Delaware on September 12, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2011).

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

4.3
Form of Stock Certificate for Fixed Senior Non-Cumulative Perpetual Preferred Stock, Series C (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 15, 2011).

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

10.13	(1)
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

10.14	(1)
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

10.16	(1)
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

10.19		Form of Senior Notes of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

10.20
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated as of April 20, 2011, including Loan Commitment Letter dated April 5, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.21
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

10.24
Repurchase Document between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 15, 2011).

10.25
Warrant Letter Agreement between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 28, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 28, 2011).

10.26	(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Restricted Stock Unit Agreement for awards granted in January 2012. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2012).

10.27	(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement for awards granted in January 2012. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2012).

10.28	(1)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on May, 17 2012).

10.29	(1)
Form of Director Restricted Stock Unit Award under the Heartland Financial USA, Inc.  2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 21, 2012).

10.30	(1)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Lynn B. Fuller (multiple of 2 and health benefits term of 24 months) dated as of January 1, 2012 (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on March 15, 2013).

10.31	(1)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Kenneth J. Erickson (multiple of 1.5 and health benefits term of 18 months); Douglas J. Horstmann (multiple of 1 and health benefits term of 12 months) and Brian J. Fox (multiple of 1 and health benefits term of 12 months) dated as of January 1, 2012; and Bryan R. McKeag (multiple of 1 and health benefits term of 12 months) dated as of March 13, 2014 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 15, 2013).

10.32	(1)(2)	Form of Time-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.

10.33	(1)(2)	Form of Performance-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.

10.34	(2)	Indenture by and between Morrill Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association dated as of December 19, 2002.

10.35	(2)	Indenture by and between Morrill Bancshares, Inc. and U.S. Bank National Association dated as of December 17, 2003.

11	(2)	Computation of Per Share Earnings

21.1	(2)	Subsidiaries of the Registrant.

23.1	(2)	Consent of KPMG LLP.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(2)
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