Form 10-Q
period 2014-03-31
HEARTLAND FINANCIAL USA INC
filed 2014-05-09
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 7, 2014, the Registrant had outstanding 18,454,149 shares of common stock, $1.00 par value per share.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$84,744	$118,441
Federal funds sold and other short-term investments	3,884	6,829
Cash and cash equivalents	88,628	125,270
Time deposits in other financial institutions	3,355	3,355
Securities:
Trading, at fair value	—	1,801
Available for sale, at fair value (cost of $1,405,816 at March 31, 2014, and $1,659,456 at December 31, 2013)	1,400,756	1,633,902
Held to maturity, at cost (fair value of $263,169 at March 31, 2014, and $237,437 at December 31, 2013)	257,927	237,498
Other investments, at cost	18,755	21,843
Loans held for sale	54,862	46,665
Loans and leases receivable:
Held to maturity	3,577,776	3,496,952
Loans covered by loss share agreements	5,466	5,749
Allowance for loan and lease losses	(38,573)	(41,685)
Loans and leases receivable, net	3,544,669	3,461,016
Premises, furniture and equipment, net	135,054	135,714
Other real estate, net	28,083	29,852
Goodwill	35,583	35,583
Other intangible assets, net	32,690	32,959
Cash surrender value on life insurance	81,486	81,110
FDIC indemnification asset	190	249
Other assets	65,064	76,899
TOTAL ASSETS	$5,747,102	$5,923,716
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$1,195,457	$1,238,581
Savings	2,582,166	2,535,242
Time	885,741	892,676
Total deposits	4,663,364	4,666,499
Short-term borrowings	256,250	408,756
Other borrowings	334,916	350,109
Accrued expenses and other liabilities	35,237	58,892
TOTAL LIABILITIES	5,289,767	5,484,256
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 18,454,828 shares at March 31, 2014 and 18,399,156 shares at December 31, 2013)	18,455	18,399
Capital surplus	92,199	91,632
Retained earnings	269,908	265,067
Accumulated other comprehensive loss	(4,903)	(17,336)
Treasury stock at cost (780 shares at March 31, 2014, and 0 shares at December 31, 2013)	(22)	—
TOTAL STOCKHOLDERS' EQUITY	457,335	439,460
TOTAL LIABILITIES AND EQUITY	$5,747,102	$5,923,716

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans and leases	$46,384	$39,827
Interest on securities:
Taxable	7,761	4,659
Nontaxable	3,122	3,198
Interest on interest bearing deposits in other financial institutions	7	4
TOTAL INTEREST INCOME	57,274	47,688
INTEREST EXPENSE:
Interest on deposits	4,778	5,076
Interest on short-term borrowings	226	148
Interest on other borrowings (includes $521 and $505 of interest expense related to derivatives reclassified from accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013, respectively)	3,658	3,797
TOTAL INTEREST EXPENSE	8,662	9,021
NET INTEREST INCOME	48,612	38,667
Provision for loan and lease losses	6,331	637
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	42,281	38,030
NONINTEREST INCOME:
Service charges and fees	4,896	4,008
Loan servicing income	1,511	126
Trust fees	3,210	2,904
Brokerage and insurance commissions	1,123	951
Securities gains, net (includes $781 and $3,427 of net security gains reclassified from accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013, respectively)	781	3,427
Gain (loss) on trading account securities	(38)	314
Gains on sale of loans held for sale	6,379	13,157
Loss on sales/valuations of other real estate and repossessed assets, net	(123)	(502)
Valuation adjustment on mortgage servicing rights	—	496
Income on bank owned life insurance	363	405
Other noninterest income	625	680
TOTAL NONINTEREST INCOME	18,727	25,966
NONINTEREST EXPENSES:
Salaries and employee benefits	32,319	29,740
Occupancy	4,050	3,185
Furniture and equipment	1,890	2,051
Professional fees	4,526	3,543
FDIC insurance assessments	980	902
Advertising	1,188	1,228
Intangible assets amortization	624	200
Other real estate and loan collection expenses	1,052	838
Other noninterest expenses	5,786	4,558
TOTAL NONINTEREST EXPENSES	52,415	46,245
INCOME BEFORE INCOME TAXES	8,593	17,751
Income taxes (includes $97 and $1,099 of income tax expense reclassified from accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013, respectively)	1,703	5,199
NET INCOME	6,890	12,552
Net income available to noncontrolling interest, net of tax	—	(64)
NET INCOME ATTRIBUTABLE TO HEARTLAND	6,890	12,488
Preferred dividends and discount	(204)	(408)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,686	$12,080
EARNINGS PER COMMON SHARE - BASIC	$0.36	$0.72
EARNINGS PER COMMON SHARE - DILUTED	$0.36	$0.70
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$6,890	$12,552
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	20,909	(1,681)
Reclassification adjustment for net gain realized in net income	(781)	(3,427)
Net change in non-credit related other than temporary impairment	24	24
Income taxes	(7,959)	1,901
Other comprehensive income (loss) on securities	12,193	(3,183)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	(139)	82
Reclassification adjustment for net loss on derivatives realized in net income	521	505
Income taxes	(142)	(214)
Other comprehensive income on cash flow hedges	240	373
Other comprehensive income (loss)	12,433	(2,810)
Comprehensive income	19,323	9,742
Less: comprehensive income attributable to noncontrolling interest	—	(64)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$19,323	$9,678

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,890	$12,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,090	4,071
Provision for loan and lease losses	6,331	637
Net amortization of premium on securities	6,659	7,604
Securities gains, net	(781)	(3,427)
(Increase) decrease in trading account securities	1,801	(314)
Stock based compensation	1,098	989
Loss on sale of OREO and other repossessed property	123	502
Loans originated for sale	(158,779)	(448,971)
Proceeds on sales of loans held for sale	155,526	463,340
Net gains on sales of loans held for sale	(4,944)	(9,912)
Decrease in accrued interest receivable	2,304	508
Increase in prepaid expenses	(359)	(398)
Decrease in accrued interest payable	(750)	(213)
Capitalization of mortgage servicing rights	(1,435)	(3,245)
Valuation adjustment on mortgage servicing rights	—	(496)
Other, net	(6,319)	(10,862)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,455	12,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(3,605)
Proceeds from the sale of securities available for sale	355,288	91,840
Proceeds from the sale of other investments	2,005	955
Proceeds from the maturity of and principal paydowns on securities available for sale	34,446	65,461
Proceeds from the maturity of and principal paydowns on securities held to maturity	182	140
Proceeds from the maturity of and principal paydowns on other securities	2,041	—
Purchase of securities available for sale	(160,286)	(207,456)
Purchase of securities held to maturity	(16,784)	—
Purchase of other investments	(958)	(2)
Net (increase) decrease in loans and leases	(93,020)	25,014
Capital expenditures	(2,710)	(2,812)
Proceeds on sale of OREO and other repossessed assets	5,079	3,513
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	125,283	(26,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	3,800	15,097
Net decrease in time deposit accounts	(6,935)	(18,301)
Net decrease in short-term borrowings	(152,506)	(21,932)
Proceeds from other borrowings	5,000	—
Repayments of other borrowings	(20,193)	(52,448)
Purchase of treasury stock	(606)	(258)
Proceeds from issuance of common stock	247	1,038
Excess tax benefits (liability) on exercised stock options	(138)	16
Dividends paid	(2,049)	(2,092)
NET CASH USED BY FINANCING ACTIVITIES	(173,380)	(78,880)
Net decrease in cash and cash equivalents	(36,642)	(93,467)
Cash and cash equivalents at beginning of year	125,270	168,054
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,628	$74,587
Supplemental disclosures:
Cash paid for income/franchise taxes	$980	$3,375
Cash paid for interest	$9,412	$9,234
Loans transferred to OREO	$3,036	$4,843
Purchases of securities available for sale, accrued, not paid	$—	$59,877
Sales of securities available for sale, accrued, not settled	$—	$19,307
Purchase of securities held to maturity, accrued, not paid	$4,160	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income				12,488	(2,810)		64	9,742
Preferred, $5.00 per share				(408)				(408)
Common, $0.10 per share				(1,684)				(1,684)
Purchase of 10,050 shares of common stock						(258)		(258)
Issuance of 48,134 shares of common stock		39	783			232		1,054
Commitments to issue common stock			989					989
Balance at March 31, 2013	$81,698	$16,867	$52,131	$246,675	$13,831	$(26)	$2,798	$413,974
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$—	$439,460
Comprehensive income				6,890	12,433			19,323
Cash dividends declared:
Preferred, $2.50 per share				(204)				(204)
Common, $0.10 per share				(1,845)				(1,845)
Purchase of noncontrolling interest							—	—
Purchase of 23,285 shares of common stock						(606)		(606)
Issuance of 78,177 shares of common stock		56	(531)			584		109
Commitments to issue common stock			1,098					1,098
Balance at March 31, 2014	$81,698	$18,455	$92,199	$269,908	$(4,903)	$(22)	$—	$457,335

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2013, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission on March 14, 2014. Accordingly, footnote disclosures which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2014, are not necessarily indicative of the results expected for the year ending December 31, 2014.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2014 and 2013, are shown in the table below:

	Three Months Ended
	March 31,
(Dollars and number of shares in thousands, except per share data)	2014	2013
Net income attributable to Heartland	$6,890	$12,488
Preferred dividends and discount	(204)	(408)
Net income available to common stockholders	$6,686	$12,080
Weighted average common shares outstanding for basic earnings per share	18,437	16,852
Assumed incremental common shares issued for common stock equivalents	288	335
Weighted average common shares for diluted earnings per share	18,725	17,187
Earnings per common share — basic	$0.36	$0.72
Earnings per common share — diluted	$0.36	$0.70
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	95	105

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 355,616 shares of common stock at March 31, 2014, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit (expense) related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was ($138,000) and $16,000 during the three months ended March 31, 2014, and 2013, respectively.

Restricted Stock Units

The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). On March 11, 2014, the Compensation Committee granted time-based RSUs with respect to 67,065 shares of common stock and on January 22, 2013, granted time-based RSUs with respect to 72,595 shares of common stock, to selected officers. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions, vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date, will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs granted in 2014 vest upon a "qualified retirement" (as defined in the RSU agreement) while the RSUs granted in 2013 allow the Compensation Committee to exercise its discretion to provide for vesting upon retirement. In both cases, the retiree is required to sign a non-solicitation and non-compete agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 32,645 shares of common stock on March 11, 2014, and performance-based RSUs with respect to 40,990 shares of common stock on January 22, 2013, to Heartland executives and subsidiary presidents. These performance-based RSUs vest based first on performance measures tied to Heartland's earnings and loans on December 31, 2014, for the 2014 RSUs, and earnings and assets on December 31, 2013, for the 2013 RSUs, and then on time-based vesting conditions. For the grants awarded in 2014, the portion of the RSUs earned based on performance vest on December 31, 2016, if the executive remains employed on that date, and for the grants awarded in 2013, the portion of the RSUs earned based on performance vest on December 31, 2015, subject to employment on that date.

The Compensation Committee also has the authority to issue shares in conjunction with employment agreements for executive level employees and may also elect to compensate members of the Board of Directors by awarding RSUs. During the three months ended March 31, 2014, 9,000 RSUs were granted under this authority. There were no RSUs granted during the three months ended March 31, 2013, related to employment contracts or board members.

A summary of the status of the RSUs as of March 31, 2014 and 2013, and changes during the three months ended March 31, 2014 and 2013, follows:

	2014		2013
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	353,070	$18.48	348,897	$15.75
Granted	108,710	27.29	113,585	26.86
Vested	(67,024)	15.82	(30,288)	13.95
Forfeited	(2,003)	17.26	(170)	20.64
Outstanding at March 31	392,753	$21.50	432,024	$19.06

Total compensation costs recorded for RSUs were $1.1 million and $989,000 for the three months ended March 31, 2014, and 2013, respectively. As of March 31, 2014, there were $4.0 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for RSUs which are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first three months of 2014 and 2013. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of March 31, 2014 and 2013, and changes during the three months ended March 31, 2014 and 2013, follows:

	2014		2013
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	261,936	$23.60	377,907	$22.62
Granted	—	—	—	—
Exercised	(5,000)	19.13	(9,835)	16.69
Forfeited	(5,500)	26.88	(1,800)	26.68
Outstanding at March 31	251,436	$23.62	366,272	$22.76
Options exercisable at March 31	251,436	$23.62	366,272	$22.76

At March 31, 2014, the vested options totaled 251,436 shares with a weighted average exercise price of $23.62 per share and a weighted average remaining contractual life of 2.72 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of March 31, 2014, was $1.1 million. The intrinsic value for the total of all options exercised during the three months ended March 31, 2014, was $39,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $96,000 for the three months ended March 31, 2014, and $164,000 for the three months ended March 31, 2013.

Total compensation costs recorded for options were $0 and $10,000 for the three months ended March 31, 2014, and 2013, respectively. There are no unrecorded compensation costs related to options at March 31, 2014.

Subsequent Events

Heartland had no subsequent events through the filing date of this quarterly report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," to eliminate the diversity in practice and to increase the comparability of financial statements among companies. The guidance requires that a reporting entity generally must show an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for a net operating loss carryforward, similar tax loss or a tax credit carryforward as a reduction of a deferred tax asset. However, the entity should present the unrecognized tax benefit as a liability and not as a reduction of a deferred tax asset if the carryforward or tax loss is not available on the financial statement date to settle any additional income tax liability that would result from the disallowance of the tax position under the applicable tax law, or the applicable tax law does not require the company to use, and the company does not intend to use, the carryforward or tax loss to settle additional income taxes resulting from the disallowance of the tax position. The guidance does not require any new recurring disclosures because it does not affect the recognition or measurement of uncertain tax positions. Heartland adopted this standard on January 1, 2014, and the adoption did not have a material impact on the results of operations, financial position, and liquidity.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." The amendments in ASU 2014-01 to Topic 323, "Equity Investments and Joint Ventures," provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014, and should be applied retrospectively to all periods presented. Early adoption is permitted. Heartland is in the process of evaluating the impact that adoption of this guidance will have on the results of operations, financial position, and liquidity.

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

Reclassifications

In the first quarter of 2014, Heartland revised the classification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. The reclassification is presented in both the current and prior reporting periods. For the three months ended March 31, 2014, $1.4 million was reclassified from loan servicing income to gain on sale of loans held for sale. For the three months ended March 31, 2013, $3.2 million was reclassified from loan servicing income to gain on sale of loans held for sale.

During the first quarter of 2014, Heartland revised the classification of loss on sales/valuations of other real estate and repossessed assets, net, from other real estate and loan collection expenses to a specific noninterest income classification. This reclassification is presented in both the current and prior reporting periods. For the three months ended March 31, 2014, losses of $123,000 were reclassified from other real estate and loan collection expenses to other noninterest income. For the three months ended March 31, 2013, losses of $502,000 were reclassified from other real estate and loan collection expenses to other noninterest income. This reclassification results in other real estate and loan collection expenses for the three months ended March 31, 2013, decreasing from $1.3 million as previously reported to $838,000.

These reclassifications do not have a material impact on Heartland's financial statements and do not affect the financial results. Heartland believes these reclassifications are more consistent with industry reporting practices.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2014, and December 31, 2013, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
U.S. government corporations and agencies	$147,350	$115	$(769)	$146,696
Mortgage-backed securities	1,052,695	10,035	(13,109)	1,049,621
Obligations of states and political subdivisions	200,766	2,423	(3,791)	199,398
Total debt securities	1,400,811	12,573	(17,669)	1,395,715
Equity securities	5,005	36	—	5,041
Total	$1,405,816	$12,609	$(17,669)	$1,400,756
December 31, 2013
U.S. government corporations and agencies	$220,157	$147	$(2,001)	$218,303
Mortgage-backed securities	1,156,983	9,538	(22,574)	1,143,947
Obligations of states and political subdivisions	277,320	1,706	(12,402)	266,624
Total debt securities	1,654,460	11,391	(36,977)	1,628,874
Equity securities	4,996	32	—	5,028
Total	$1,659,456	$11,423	$(36,977)	$1,633,902

At both March 31, 2014, and December 31, 2013, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2014, and December 31, 2013, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Mortgage-backed securities	$5,933	$245	$(372)	$5,806
Obligations of states and political subdivisions	251,994	8,416	(3,047)	257,363
Total	$257,927	$8,661	$(3,419)	$263,169
December 31, 2013
Mortgage-backed securities	$5,973	$199	$(321)	$5,851
Obligations of states and political subdivisions	231,525	5,801	(5,740)	231,586
Total	$237,498	$6,000	$(6,061)	$237,437

At March 31, 2014, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $493,000 of non-credit related OTTI. At December 31, 2013, the amortized cost of the held to maturity securities was net of $797,000 of credit related OTTI and $517,000 of non-credit related OTTI.

Approximately 95% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2014, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$8,858	$8,977
Due in 1 to 5 years	94,678	94,865
Due in 5 to 10 years	83,887	82,963
Due after 10 years	160,693	159,289
Total debt securities	348,116	346,094
Mortgage-backed securities	1,052,695	1,049,621
Equity securities	5,005	5,041
Total investment securities	$1,405,816	$1,400,756

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2014, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$—	$—
Due in 1 to 5 years	12,588	13,416
Due in 5 to 10 years	42,216	43,656
Due after 10 years	197,190	200,291
Total debt securities	251,994	257,363
Mortgage-backed securities	5,933	5,806
Total investment securities	$257,927	$263,169

Gross gains and losses realized related to the sales of securities available for sale for the three month periods ended March 31, 2014, and 2013, are summarized as follows, in thousands:

	Three Months Ended
	March 31,
	2014	2013
Proceeds from sales	$355,288	$91,840
Gross security gains	2,472	3,622
Gross security losses	1,691	195

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2014, and December 31, 2013. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2013, and December 31, 2012, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. government corporations and agencies	$130,411	$(769)	$—	$—	$130,411	$(769)
Mortgage-backed securities	506,526	(8,413)	132,248	(4,696)	638,774	(13,109)
Obligations of states and political subdivisions	89,022	(2,414)	26,568	(1,377)	115,590	(3,791)
Total temporarily impaired securities	$725,959	$(11,596)	$158,816	$(6,073)	$884,775	$(17,669)
December 31, 2013
U.S. government corporations and agencies	$196,345	$(2,001)	$—	$—	$196,345	$(2,001)
Mortgage-backed securities	640,684	(17,064)	118,229	(5,510)	758,913	(22,574)
Obligations of states and political subdivisions	196,987	(11,452)	10,714	(950)	207,701	(12,402)
Total temporarily impaired securities	$1,034,016	$(30,517)	$128,943	$(6,460)	$1,162,959	$(36,977)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Mortgage-backed securities	$2,163	$(372)	$—	$—	$2,163	$(372)
Obligations of states and political subdivisions	32,364	(769)	33,131	(2,278)	65,495	(3,047)
Total temporarily impaired securities	$34,527	$(1,141)	$33,131	$(2,278)	$67,658	$(3,419)
December 31, 2013
Mortgage-backed securities	$2,170	$(319)	$834	$(2)	$3,004	$(321)
Obligations of states and political subdivisions	47,175	(3,508)	21,505	(2,232)	68,680	(5,740)
Total temporarily impaired securities	$49,345	$(3,827)	$22,339	$(2,234)	$71,684	$(6,061)

Heartland reviews the investment securities portfolio on a quarterly basis to monitor its exposure to OTTI. A determination as to whether a security's decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors Heartland may consider in the OTTI analysis include the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regard to debt securities, Heartland may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, Heartland prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. During 2012, Heartland experienced deterioration in the credit support on three private label mortgage-backed securities which resulted in a credit-related OTTI loss. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. Based on Heartland's evaluation, a $981,000 OTTI on three private label mortgage-backed securities attributable to credit-related losses was recorded in March 2012. The other-than-temporary credit-related losses were $797,000 in the held to maturity category and $184,000 in the available for sale category.

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended March 31, 2014, or December 31, 2013.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended March 31,
	2014	2013
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—
Intent to sell OTTI	—	—
Total recorded as part of gross realized losses	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—
Accretion of non-credit related impairment	(24)	(24)
Total changes to AOCI for non-credit related impairment	(24)	(24)
Total OTTI losses (accretion) recorded on debt securities, net	$(24)	$(24)

Heartland has not experienced any OTTI writedowns since the initial impairment charge in 2012.

Included in other securities at March 31, 2014, and December 31, 2013, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle, and Topeka at an amortized cost of $12.5 million and $15.6 million , respectively.

NOTE 3: LOANS AND LEASES

Loans and leases as of March 31, 2014, and December 31, 2013, were as follows, in thousands:

	March 31, 2014	December 31, 2013
Loans and leases receivable held to maturity:
Commercial	$986,713	$950,197
Commercial real estate	1,560,912	1,529,683
Agricultural and agricultural real estate	370,348	376,735
Residential real estate	365,162	349,349
Consumer	297,978	294,145
Gross loans and leases receivable held to maturity	3,581,113	3,500,109
Unearned discount	(136)	(168)
Deferred loan fees	(3,201)	(2,989)
Total net loans and leases receivable held to maturity	3,577,776	3,496,952
Loans covered under loss share agreements:
Commercial and commercial real estate	2,292	2,314
Agricultural and agricultural real estate	502	543
Residential real estate	2,062	2,280
Consumer	610	612
Total loans covered under loss share agreements	5,466	5,749
Allowance for loan and lease losses	(38,573)	(41,685)
Loans and leases receivable, net	$3,544,669	$3,461,016

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

The commercial and commercial real estate loan portfolio includes a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral that Heartland requires for most of these loans and leases is based upon the discounted market value of the collateral. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value. Heartland seeks to minimize these risks in a variety of ways. The underwriting analysis includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. Heartland also utilizes government guaranteed lending through the U.S. Small Business Administration and the USDA Rural Development Business and Industry Program to assist customers with longer-term funding and to reduce risk.

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, which comprise approximately 25% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at March 31, 2014, and December 31, 2013, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2014.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2014
Commercial	$603	$11,030	$11,633	$8,172	$978,541	$986,713
Commercial real estate	365	12,645	13,010	27,403	1,533,509	1,560,912
Agricultural and agricultural real estate	15	2,556	2,571	9,006	361,342	370,348
Residential real estate	538	3,133	3,671	7,668	357,494	365,162
Consumer	1,745	5,631	7,376	6,175	291,803	297,978
Unallocated	—	312	312	—	—	—
Total	$3,266	$35,307	$38,573	$58,424	$3,522,689	$3,581,113
December 31, 2013
Commercial	$2,817	$10,282	$13,099	$14,644	$935,553	$950,197
Commercial real estate	818	13,334	14,152	28,299	1,501,384	1,529,683
Agricultural and agricultural real estate	756	2,236	2,992	16,667	360,068	376,735
Residential real estate	605	3,115	3,720	7,214	342,135	349,349
Consumer	1,721	6,001	7,722	5,137	289,008	294,145
Unallocated	—	—	—	—	—	—
Total	$6,717	$34,968	$41,685	$71,961	$3,428,148	$3,500,109

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at March 31, 2014, and December 31, 2013, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at March 31, 2014, and December 31, 2013.

	March 31, 2014	December 31, 2013
Nonaccrual loans	$26,630	$29,313
Nonaccrual troubled debt restructured loans	5,298	13,081
Total nonaccrual loans	$31,928	$42,394
Accruing loans past due 90 days or more	$—	$24
Performing troubled debt restructured loans	$12,548	$19,353

The following tables provide information on troubled debt restructured loans that were modified during the three months ended March 31, 2014, and March 31, 2013, dollars in thousands:

	Three Months Ended March 31,
	2014			2013
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	2	$4,670	$4,670
Commercial real estate	1	368	368	—	—	—
Total commercial and commercial real estate	1	368	368	2	4,670	4,670
Agricultural and agricultural real estate	—	—	—	3	2,576	2,576
Residential real estate	—	—	—	2	646	646
Consumer	—	—	—	—	—	—
Total	1	$368	$368	7	$7,892	$7,892

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At March 31, 2014, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

Heartland had no troubled debt restructured loans for which there was a payment default during the three months ended March 31, 2014, and March 31, 2013, that had been modified during the twelve-month period prior to the default.

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of March 31, 2014, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at March 31, 2014, and December 31, 2013, in thousands:

	Pass	Nonpass	Total
March 31, 2014
Commercial	$896,019	$90,694	$986,713
Commercial real estate	1,401,965	158,947	1,560,912
Total commercial and commercial real estate	2,297,984	249,641	2,547,625
Agricultural and agricultural real estate	330,764	39,584	370,348
Residential real estate	340,936	24,226	365,162
Consumer	288,653	9,325	297,978
Total gross loans and leases receivable held to maturity	$3,258,337	$322,776	$3,581,113
December 31, 2013
Commercial	$871,825	$78,372	$950,197
Commercial real estate	1,390,820	138,863	1,529,683
Total commercial and commercial real estate	2,262,645	217,235	2,479,880
Agricultural and agricultural real estate	335,821	40,914	376,735
Residential real estate	333,161	16,188	349,349
Consumer	284,148	9,997	294,145
Total gross loans and leases receivable held to maturity	$3,215,775	$284,334	$3,500,109

The nonpass category in the table above is comprised of approximately 70% special mention and 30% substandard as of March 31, 2014. The percent of nonpass loans on nonaccrual status as of March 31, 2014, was 10%. As of December 31, 2013, the nonpass category in the table above was comprised of approximately 59% special mention, 38% substandard, and 3% doubtful. The percent of nonpass loans on nonaccrual status as of December 31, 2013, was 15%. Loans delinquent 30 to 89 days as a percent of total loans were 0.31% at March 31, 2014 compared to .30% at December 31, 2013. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at March 31, 2014, and December 31, 2013, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
March 31, 2014
Commercial	$657	$919	$—	$1,576	$978,621	$6,516	$986,713
Commercial real estate	3,363	1,349	—	4,712	1,543,649	12,551	1,560,912
Total commercial and commercial real estate	4,020	2,268	—	6,288	2,522,270	19,067	2,547,625
Agricultural and agricultural real estate	417	82	—	499	364,791	5,058	370,348
Residential real estate	1,580	—	—	1,580	358,051	5,531	365,162
Consumer	2,178	566	—	2,744	292,962	2,272	297,978
Total gross loans and leases receivable held to maturity	$8,195	$2,916	$—	$11,111	$3,538,074	$31,928	$3,581,113
December 31, 2013
Commercial	$697	$741	$—	$1,438	$935,508	$13,251	$950,197
Commercial real estate	3,042	199	24	3,265	1,511,618	14,800	1,529,683
Total commercial and commercial real estate	3,739	940	24	4,703	2,447,126	28,051	2,479,880
Agricultural and agricultural real estate	818	—	—	818	369,907	6,010	376,735
Residential real estate	1,199	56	—	1,255	342,735	5,359	349,349
Consumer	2,624	1,089	—	3,713	287,458	2,974	294,145
Total gross loans and leases receivable held to maturity	$8,380	$2,085	$24	$10,489	$3,447,226	$42,394	$3,500,109

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid contractual balance at March 31, 2014, and December 31, 2013; the outstanding loan balance recorded on the consolidated balance sheets at March 31, 2014, and December 31, 2013; any related allowance recorded for those loans as of March 31, 2014, and December 31, 2013; the average outstanding loan balance recorded on the consolidated balance sheets during the three months ended March 31, 2014, and year ended December 31, 2013; and the interest income recognized on the impaired loans during the three months ended March 31, 2014, and year ended December 31, 2013, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
March 31, 2014
Impaired loans with a related allowance:
Commercial	$5,063	$4,987	$603	$7,690	$5
Commercial real estate	906	887	365	3,971	8
Total commercial and commercial real estate	5,969	5,874	968	11,661	13
Agricultural and agricultural real estate	472	472	15	7,070	2
Residential real estate	1,875	1,875	538	2,286	4
Consumer	4,358	4,358	1,745	4,451	30
Total loans held to maturity	$12,674	$12,579	$3,266	$25,468	$49
Impaired loans without a related allowance:
Commercial	$3,879	$3,185	$—	$5,368	$20
Commercial real estate	32,538	26,516	—	22,806	272
Total commercial and commercial real estate	36,417	29,701	—	28,174	292
Agricultural and agricultural real estate	10,044	8,534	—	5,224	30
Residential real estate	6,309	5,793	—	4,729	50
Consumer	1,818	1,817	—	1,650	15
Total loans held to maturity	$54,588	$45,845	$—	$39,777	$387
Total impaired loans held to maturity:
Commercial	$8,942	$8,172	$603	$13,058	$25
Commercial real estate	33,444	27,403	365	26,777	280
Total commercial and commercial real estate	42,386	35,575	968	39,835	305
Agricultural and agricultural real estate	10,516	9,006	15	12,294	32
Residential real estate	8,184	7,668	538	7,015	54
Consumer	6,176	6,175	1,745	6,101	45
Total impaired loans held to maturity	$67,262	$58,424	$3,266	$65,245	$436

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2013
Impaired loans with a related allowance:
Commercial	$7,901	$7,901	$2,817	$5,343	$38
Commercial real estate	9,164	8,909	818	7,686	282
Total commercial and commercial real estate	17,065	16,810	3,635	13,029	320
Agricultural and agricultural real estate	13,818	13,818	756	7,537	354
Residential real estate	2,460	2,460	605	3,179	13
Consumer	3,485	3,485	1,721	3,490	100
Total loans held to maturity	$36,828	$36,573	$6,717	$27,235	$787
Impaired loans without a related allowance:
Commercial	$7,724	$6,743	$—	$9,394	$89
Commercial real estate	24,830	19,390	—	25,676	538
Total commercial and commercial real estate	32,554	26,133	—	35,070	627
Agricultural and agricultural real estate	2,849	2,849	—	9,985	189
Residential real estate	5,345	4,754	—	4,198	80
Consumer	1,652	1,652	—	1,515	37
Total loans held to maturity	$42,400	$35,388	$—	$50,768	$933
Total impaired loans held to maturity:
Commercial	$15,625	$14,644	$2,817	$14,737	$127
Commercial real estate	33,994	28,299	818	33,362	820
Total commercial and commercial real estate	49,619	42,943	3,635	48,099	947
Agricultural and agricultural real estate	16,667	16,667	756	17,522	543
Residential real estate	7,805	7,214	605	7,377	93
Consumer	5,137	5,137	1,721	5,005	137
Total impaired loans held to maturity	$79,228	$71,961	$6,717	$78,003	$1,720

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

The carrying amount of the loans covered by these loss share agreements at March 31, 2014, and December 31, 2013, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	March 31, 2014			December 31, 2013
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$565	$1,727	$2,292	$549	$1,765	$2,314
Agricultural and agricultural real estate	—	502	502	—	543	543
Residential real estate	—	2,062	2,062	—	2,280	2,280
Consumer loans	574	36	610	538	74	612
Total Covered Loans	$1,139	$4,327	$5,466	$1,087	$4,662	$5,749

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At March 31, 2014, and December 31, 2013, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at March 31, 2014, and December 31, 2013.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 4: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months ended March 31, 2014, and March 31, 2013, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$—	$41,685
Charge-offs	(6,917)	(923)	(1,511)	(149)	(1,158)	—	(10,658)
Recoveries	199	780	2	26	208	—	1,215
Provision	5,252	(999)	1,088	74	604	312	6,331
Balance at March 31, 2014	$11,633	$13,010	$2,571	$3,671	$7,376	$312	$38,573

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$38,715
Charge-offs	(538)	(1,243)	(23)	(265)	(995)	—	(3,064)
Recoveries	781	186	12	7	254	—	1,240
Provision	(2,332)	1,774	68	(19)	1,146	—	637
Balance at March 31, 2013	$9,299	$15,190	$2,195	$3,266	$7,578	$—	$37,528

Management allocates the allowance for loan and leases losses by pools of risk within each loan portfolio. The allocation of the allowance for loan and lease losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan and lease losses in any particular category. The total allowance for loan and lease losses is available to absorb losses from any segment of the loan portfolio.

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $35.6 million at both March 31, 2014, and December 31, 2013. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2014, and December 31, 2013, are presented in the table below, in thousands:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$21,069	$10,959	$10,110	$21,069	$10,345	$10,724
Mortgage servicing rights	33,134	10,990	22,144	32,160	10,372	21,788
Customer relationship intangible	1,177	741	436	1,177	730	447
Total	$55,380	$22,690	$32,690	$54,406	$21,447	$32,959

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total

Nine months ending December 31, 2014	$1,566	$3,237	$32	$4,835
Year ending December 31,
2015	1,780	4,727	42	6,549
2016	1,575	4,052	41	5,668
2017	1,393	3,376	40	4,809
2018	1,232	2,701	39	3,972
2019	1,056	2,026	38	3,120
Thereafter	1,508	2,025	204	3,737

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2014. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.11 billion and $3.05 billion as of March 31, 2014, and December 31, 2013, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $32.0 million at both March 31, 2014, and December 31, 2013.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both March 31, 2014, and December 31, 2013, no valuation allowance was required for any of the tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 10.05% and 9.65% for the March 31, 2014, and December 31, 2013, valuations, respectively. The discount rate was 9.66% and 10.15% for the March 31, 2014, and December 31, 2013, valuations, respectively. The average capitalization rate for the first three months of 2014 ranged from 0.83% to 1.16% compared to 0.79% and 1.39% for 2013. Fees collected for the servicing of mortgage loans for others were $2.1 million and $1.4 million for the three months ended March 31, 2014, and March 31, 2013, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three month period ended March 31, 2014 and 2013:

	2014	2013
Balance at January 1	$21,788	$15,653
Originations	1,435	3,245
Amortization	(1,079)	(1,761)
Valuation adjustment	—	496
Balance at March 31	$22,144	$17,633
Fair value of mortgage servicing rights	$32,032	$19,389
Mortgage servicing rights, net to servicing portfolio	0.71%	0.58%

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, and forward sales of mortgage securities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $4.0 million and $5.4 million of cash as collateral at March 31, 2014, and December 31, 2013, respectively. Heartland's counterparties were required to pledge $0 and $540,000 at March 31, 2014, and December 31, 2013, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 7, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2014, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income (loss) to interest expense totaling $521,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense will total $2.1 million.

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

Heartland entered into three forward-starting interest rate swap transactions during 2009 to effectively convert Heartland Financial Statutory Trust IV, V and VII, which are variable interest rate subordinated debentures, to fixed interest rate debt. During the first quarter of 2014, the interest rate swap transaction on Heartland Financial Statutory Trust IV expired. Prior to the expiration of the swap, Heartland entered into a new forward-starting interest rate swap to replace the expiring swap. In addition, Heartland added two new forward starting interest rate swap transactions to effectively convert Morrill Statutory Trust I and Morrill Statutory Trust II, which total $16.6 million, from variable interest rate subordinated debentures to fixed interest rate debt. For accounting purposes, these five swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $85.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at March 31, 2014, and December 31, 2013, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2014
Interest rate swap	$11,388	$(406)	Other Liabilities	2.910%	5.140%	04/20/2016
Interest rate swap	25,000	62	Other Assets	0.233%	2.255%	03/17/2021
Interest rate swap	20,000	(1,393)	Other Liabilities	0.236%	3.220%	03/01/2017
Interest rate swap	20,000	(1,668)	Other Liabilities	0.240%	3.355%	01/07/2020
Interest rate swap	10,000	45	Other Assets	0.235%	1.674%	03/26/2019
Interest rate swap	10,000	45	Other Assets	0.233%	1.658%	03/18/2019
December 31, 2013
Interest rate swap	$11,719	$(457)	Other Liabilities	2.917%	5.140%	04/20/2016
Interest rate swap	25,000	(146)	Other Liabilities	0.244%	2.580%	03/17/2014
Interest rate swap	20,000	(1,507)	Other Liabilities	0.239%	3.220%	03/01/2017
Interest rate swap	20,000	(1,587)	Other Liabilities	0.243%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three months ended March 31, 2014, and March 31, 2013, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
March 31, 2014
Interest rate swap	$51	Interest Expense	$(65)	Other Income	$—
Interest rate swap	146	Interest Expense	(146)	Other Income	—
Interest rate swap	62	Interest Expense	—	Other Income	—
Interest rate swap	114	Interest Expense	(151)	Other Income	—
Interest rate swap	(81)	Interest Expense	(159)	Other Income	—
Interest rate swap	45	Interest Expense	—	Other Income	—
Interest rate swap	45	Interest Expense	—	Other Income	—
March 31, 2013
Interest rate swap	$66	Interest Expense	$(71)	Other Income	$—
Interest rate swap	143	Interest Expense	(142)	Other Income	—
Interest rate swap	131	Interest Expense	(142)	Other Income	—
Interest rate swap	247	Interest Expense	(150)	Other Income	—

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at March 31, 2014, and December 31, 2013, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2014
Interest rate lock commitments (mortgage)	Other Assets	$92,583	$2,993
Forward commitments	Other Assets	108,333	238
Forward commitments	Other Liabilities	98,823	(307)
December 31, 2013
Interest rate lock commitments (mortgage)	Other Assets	$63,370	$1,809
Forward commitments	Other Assets	117,637	1,206
Forward commitments	Other Liabilities	53,277	(133)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the three months ended March 31, 2014, and March 31, 2013, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
March 31, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$1,882
Forward commitments	Gains on sale of loans held for sale	(1,142)
March 31, 2013
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(3,161)
Forward commitments	Gains on sale of loans held for sale	372

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

Derivative Financial Instruments
Heartland's current interest rate risk strategy includes interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, Heartland incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Heartland has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014, and December 31, 2013, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Interest rate lock commitments
Heartland uses an internal valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management's assumptions and specific information about each borrower. Interest rate lock commitments are classified in Level 3 of the fair value hierarchy.

Forward commitments
The fair value of forward commitments are estimated using an internal valuation model, which includes current trade pricing for similar financial instruments in active markets that Heartland has the ability to access and are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Assets
Trading securities	$—	$—	$—	$—
Securities available for sale
U.S. government corporations and agencies	146,696	2,555	144,141	—
Mortgage-backed securities	1,049,621	—	1,045,291	4,330
Obligations of states and political subdivisions	199,398	—	199,398	—
Equity securities	5,041	—	5,041	—
Derivative financial instruments	152	—	152	—
Interest rate lock commitments	2,993	—	—	2,993
Forward commitments	238	—	238	—
Total assets at fair value	$1,404,139	$2,555	$1,394,261	$7,323
Liabilities
Derivative financial instruments	$3,467	$—	$3,467	$—
Forward commitments	307	—	307	—
Total liabilities at fair value	$3,774	$—	$3,774	$—
December 31, 2013
Assets
Trading securities	$1,801	$1,801	$—	$—
Securities available for sale
U.S. government corporations and agencies	218,303	4,084	214,219	—
Mortgage-backed securities	1,143,947	—	1,140,649	3,298
Obligations of states and political subdivisions	266,624	—	266,624	—
Equity securities	5,028	—	5,028	—
Interest rate lock commitments	1,809	—	—	1,809
Forward commitments	1,206	—	1,206	—
Total assets at fair value	$1,638,718	$5,885	$1,627,726	$5,107
Liabilities
Derivative financial instruments	$3,697	$—	$3,697	$—
Forward commitments	133	—	133	—
Total liabilities at fair value	$3,830	$—	$3,830	$—

As of March 31, 2014, Heartland revised the classification of interest rate lock commitments from previous filings. In previous filings, interest rate lock commitments were classified as Level 2 under ASC 820. The resulting change in presentation does not have a material impact on the financial statements and did not affect the method by which Heartland estimates fair value, nor the resulting fair values.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$440	$—	$—	$440	$153
Commercial real estate	6,585	—	—	6,585	583
Agricultural and agricultural real estate	4,926	—	—	4,926	1,510
Residential real estate	2,764	—	—	2,764	—
Consumer	2,613	—	—	2,613	—
Total collateral dependent impaired loans	$17,328	$—	$—	$17,328	$2,246
Other real estate owned	$28,083	$—	$—	$28,083	$123

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$7,229	$—	$—	$7,229	$919
Commercial real estate	7,749	—	—	7,749	1,881
Agricultural and agricultural real estate	13,062	—	—	13,062	—
Residential real estate	3,396	—	—	3,396	—
Consumer	1,763	—	—	1,763	—
Total collateral dependent impaired loans	$33,199	$—	$—	$33,199	$2,800
Other real estate owned	$29,852	$—	$—	$29,852	$2,799

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 3/31/14	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$4,330	Discounted cash flows	Pretax discount rate	7.00 - 8.50%
			Actual defaults	12.71-20.14% (15.52%)
			Actual deferrals	6.25-22.35% (11.32%)
Interest rate lock commitments	2,993	Discounted cash flows	Closing ratio	(1)

Collateral dependent impaired loans:
Commercial	440	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Commercial real estate	6,585	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Agricultural and agricultural real estate	4,926	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Residential real estate	2,764	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Consumer	2,613	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Other real estate owned	28,083	Modified appraised value	Third party appraisal	(2)
			Appraisal discount

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The closing ratio at March 31, 2014 was 85%.

(2) Third party appraisals are obtained as to the value of the underlying asset, but disclosure of this information would not provide meaningful information, as the range will vary widely from loan to loan. Types of discounts considered included age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, thus providing range would not be meaningful.

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 12/31/13	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$3,298	Discounted cash flows	Pretax discount rate	7.00 - 9.00%
			Actual defaults	12.50-28.20% (20.80%)
			Actual deferrals	6.10-16.00% (11.10%)
Interest rate lock commitments	1,809	Discounted cash flows	Closing ratio	(1)

Collateral dependent impaired loans:
Commercial	7,229	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Commercial real estate	7,749	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Agricultural and agricultural real estate	13,062	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Residential real estate	3,396	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Consumer	1,763	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Other real estate owned	29,852	Modified appraised value	Third party appraisal	(2)
			Appraisal discount

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The closing ratio at December 31, 2013 was 87%.

(2) Third party appraisals are obtained as to the value of the underlying asset, but disclosure of this information would not provide meaningful information, as the range will vary widely from loan to loan. Types of discounts considered included age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, thus providing range would not be meaningful.

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis is summarized in the following table, in thousands:

	For the Three Months Ended	For the Year Ended
	March 31, 2014	December 31, 2013
Balance at January 1,	$3,298	$4,089
Total gains (losses):
Included in earnings	—	(1,587)
Included in other comprehensive income	1,062	826
Purchases, issuances, sales and settlements:
Purchases	—	—
Sales	(30)	(30)
Settlements	—	—
Balance at period end	$4,330	$3,298

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended	For the Year Ended
	March 31, 2014	December 31, 2013
Balance at January 1,	$1,809	$9,353
Total gains (losses) included in earnings	1,882	(10,518)
Settlements	(698)	2,974
Balance at period end	$2,993	$1,809

For the three months ended March 31, 2014, $3.0 million of gains are included in gains (losses) on sales of loans held for sale attributable to interest rate lock commitments held at March 31, 2014. For the year ended December 31, 2013, $1.8 million of losses are included in gains (losses) of loans held for sale attributable to interest rate lock commitments held at December 31, 2013.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of March 31, 2014, and December 31, 2013, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$88,628	$88,628	$88,628	$—	$—
Time deposits in other financial institutions	3,355	3,355	3,355	—	—
Securities:
Trading	—	—	—	—	—
Available for sale	1,400,756	1,400,756	2,555	1,393,871	4,330
Held to maturity	257,927	263,169	—	263,169	—
Other investments	18,755	18,755	—	18,520	235
Loans held for sale	54,862	54,862	—	54,862	—
Loans, net:
Commercial	974,144	963,353	—	962,913	440
Commercial real estate	1,548,517	1,548,106	—	1,541,521	6,585
Agricultural and agricultural real estate	368,168	369,517	—	364,591	4,926
Residential real estate	362,769	351,492	—	348,728	2,764
Consumer	291,071	288,898	—	286,285	2,613
Total Loans, net	3,544,669	3,521,366	—	3,504,038	17,328
Derivative financial instruments	152	152	—	152	—
Interest rate lock commitments	2,993	2,993	—	—	2,993
Forward commitments	238	238	—	238	—
Financial liabilities:
Deposits
Demand deposits	1,195,457	1,195,457	—	1,195,457	—
Savings deposits	2,582,166	2,582,166	—	2,582,166	—
Time deposits	885,741	885,741	—	885,741	—
Short term borrowings	256,250	256,250	—	256,250	—
Other borrowings	334,916	339,930	—	339,930	—
Derivative financial instruments	3,467	3,467	—	3,467	—
Forward commitments	307	307	—	307	—

			Fair Value Measurements at December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$125,270	$125,270	$125,270	$—	$—
Securities:
Trading	1,801	1,801	1,801	—	—
Available for sale	1,633,902	1,633,902	4,084	1,626,520	3,298
Held to maturity	237,498	237,437	—	237,437	—
Other investments	21,843	21,843	—	21,608	235
Loans held for sale	46,665	46,665	—	46,665	—
Loans, net:
Commercial	936,305	930,501	—	923,272	7,229
Commercial real estate	1,516,352	1,512,773	—	1,505,024	7,749
Agricultural and agricultural real estate	374,203	378,086	—	365,024	13,062
Residential real estate	347,266	335,362	—	331,966	3,396
Consumer	286,890	273,139	—	271,376	1,763
Total Loans, net	3,461,016	3,429,861	—	3,396,662	33,199
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	1,809	1,809	—	—	1,809
Forward commitments	1,206	1,206	—	1,206	—
Financial liabilities:
Deposits
Demand deposits	1,238,581	1,238,581	—	1,238,581	—
Savings deposits	2,535,242	2,535,242	—	2,535,242	—
Time deposits	892,676	892,676	—	892,676	—
Short term borrowings	408,756	408,756	—	408,756	—
Other borrowings	350,109	355,923	—	355,923	—
Derivative financial instruments	3,697	3,697	—	3,697	—
Forward commitments	133	133	—	133	—

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

Other Investments — Fair value measurement of other investments, which consists primarily of FHLB stock, are based on their redeemable value, which is at cost due to the restrictions placed on their transferability. The market for these securities is restricted to the issuer of the stock and subject to impairment evaluation.

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

Interest Rate Lock Commitments — The fair value of interest rate lock commitments is estimated using an internal valuation model, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated closing ratio based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment group.

Forward Commitments — The fair value of these instruments is estimated using an internal valuation model, which includes current trade pricing for similar financial instruments.

Derivative Financial Instruments — The fair value of all derivatives is estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates and, when appropriate, the current creditworthiness of the counter-party.

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

NOTE 8: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three-month period ended March 31, 2014, and 2013, in thousands.

	Three Months Ended March 31,
	2014			2013
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$47,855	$757	$48,612	$38,324	$343	$38,667
Provision for loan losses	6,331	—	6,331	637	—	637
Total noninterest income	11,403	7,324	18,727	12,891	13,075	25,966
Total noninterest expense	42,214	10,201	52,415	34,018	12,227	46,245
Income (loss) before taxes	$10,713	$(2,120)	$8,593	$16,560	$1,191	$17,751
Segment Assets	$5,669,512	$77,590	$5,747,102	$4,787,006	$113,552	$4,900,558
Average Loans	$3,528,356	$42,771	$3,571,127	$2,784,785	$92,175	$2,876,960

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2013. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2013.

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans held for sale, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan and lease losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums, advertising and other real estate and loan collection expenses.

Net income available to common stockholders was $6.7 million, or $0.36 per diluted common share, for the quarter ended March 31, 2014, compared to $12.1 million, or $0.70 per diluted common share, for the first quarter of 2013. Return on average common equity was 7.41% and return on average assets was 0.47% for the first quarter of 2014, compared to 15.18% and 1.00%, respectively, for the same quarter in 2013.

Earnings for the first quarter of 2014 were $5.7 million lower than the first quarter of 2013, primarily as a result of a $5.7 million increase in provision for loan and lease losses. This increase was primarily the result of a charge-off on one significant credit during the first quarter of 2014. Positively affecting net income for the quarter was a $9.9 million increase in net interest income, largely due to strong loan growth, the acquisition of Morrill & Janes Bank and Trust Company completed during the last quarter of 2013 and a lower cost of funds. This improvement was offset by a $6.8 million decrease in gains on sale of loans held for sale, resulting from weaker mortgage loan volumes, and a $6.2 million increase in noninterest expenses, primarily due to the added expenses of Morrill & Janes Bank and Trust Company.

Total assets were $5.75 billion at March 31, 2014, a decrease of $176.6 million since December 31, 2013. Securities represented 29% of total assets at March 31, 2014, compared to 32% at year-end 2013, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth.

Total loans and leases held to maturity were $3.58 billion at March 31, 2014, compared to $3.50 billion at year-end 2013, an increase of $80.8 million or 9% annualized. All of the loan growth this quarter was organic with commercial and commercial real estate loans representing the largest portion.

Total deposits remained relatively flat at $4.66 billion as of March 31, 2014, compared to $4.67 billion at year-end 2013. The composition of Heartland's deposits remained favorable as no-cost demand deposits as a percentage of total deposits was 26% at March 31, 2014, while higher-cost certificates of deposit as a percentage of total deposits was 19% at March 31, 2014.

Common stockholders' equity was $375.6 million at March 31, 2014, compared to $357.8 million at year-end 2013. Book value per common share was $20.36 at March 31, 2014, compared to $19.44 at year-end 2013. Heartland's unrealized losses on securities available for sale, net of applicable taxes, were $2.9 million at March 31, 2014, compared to $15.1 million at December 31, 2013.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.92% during the first quarter of 2014 compared to 3.82% during the fourth quarter of 2013 and 3.77% during the first quarter of 2013. Net interest margin benefited from loan growth, better asset mix, improved yield on securities and a continued decrease in deposit costs. With deposit rates at close to the bottom of their manageable range and reinvestment rates on maturing securities at dramatically lower levels, the sustainability of net interest margin as a percentage at current levels will be contingent on management's ability to shift dollars from the securities portfolio into the loan portfolio. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

On a tax-equivalent basis, interest income in the first quarter of 2014 was $59.6 million compared to $50.0 million in the first quarter of 2013. The increase in interest income in the first quarter of 2014, as compared to the first quarter of 2013, was due to an increase in average earning assets, as the interest rate earned on those assets remained relatively consistent. The average interest rate earned on total earning assets was 4.58% during the first quarter of 2014 compared to 4.60% during the first quarter of 2013. Average earning assets increased $874.2 million or 20% during the first quarter of 2014 compared to the first quarter of 2013, with approximately $840.0 million attributable to the two acquisitions completed during the fourth quarter of 2013. The composition of average earning assets shifted to a more favorable mix as loans, generally a higher-yielding asset, comprised 67% of total average earning assets during the first quarter of 2014 compared to 64% during the first quarter of 2013.

Interest expense for the first quarter of 2014 was $8.7 million, a decrease of $359,000 or 4% from $9.0 million in the first quarter of 2013. Even though average interest bearing liabilities increased $677.1 million or 20% for the quarter ended March 31, 2014, as compared to the same quarter in 2013, the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 21 basis points, decreasing from 1.07% in the first quarter of 2013 to 0.86% in the first quarter of 2014. Contributing to this improvement in interest expense was a continued favorable change in the mix of deposits. Average savings balances, the lowest cost interest-bearing deposits, as a percentage of total average interest bearing deposits was 74% during the first quarter of 2014, compared to 69% for the first quarter of 2013. Additionally, the average interest rate paid on savings deposits was 0.33% during the first quarter of 2014 compared to 0.34% during the first quarter of 2013 and the average interest rate paid on time deposits was 1.21% during the first quarter of 2014 compared to 1.61% during the first quarter of 2013. Management continues to look for opportunities to reduce Heartland's funding costs. The greatest potential resides in the certificates of deposit portfolio with approximately $100 million maturing per quarter at average interest rates around 1.30%. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.40% and 0.65%. The rates currently paid on Heartland's non-maturity deposits are effectively approaching a floor and management believes there is less flexibility to pay lower rates on these deposits in the future.

Net interest income on a tax-equivalent basis totaled $51.0 million during the first quarter of 2014, an increase of $10.1 million or 25% from the $40.9 million recorded during the first quarter of 2013.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 40% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon a change in the national prime or LIBOR interest rate. Since nearly 65% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in LIBOR or the national prime interest rate would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 6 to the quarterly consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Three Months Ended March 31, 2014 and 2013
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,298,930	$7,761	2.42%	$1,184,567	$4,659	1.60%
Nontaxable(1)	443,120	4,803	4.40	370,872	4,920	5.38
Total securities	1,742,050	12,564	2.92	1,555,439	9,579	2.50
Interest bearing deposits	6,417	7	0.44	8,985	4	0.18
Federal funds sold	809	—	—	1,634	—	—
Loans and leases:
Commercial and commercial real estate(1)	2,500,341	30,311	4.92	1,982,456	25,560	5.23
Residential mortgage	400,194	4,352	4.41	333,742	3,439	4.18
Agricultural and agricultural real estate(1)	374,188	4,738	5.14	315,176	4,364	5.62
Consumer	296,404	6,186	8.46	245,586	5,824	9.62
Fees on loans	—	1,489	—	—	1,194	—
Less: allowance for loan and lease losses	(42,072)	—	—	(38,899)	—	—
Net loans and leases	3,529,055	47,076	5.41	2,838,061	40,381	5.77
Total earning assets	5,278,331	59,647	4.58%	4,404,119	49,964	4.60%
Nonearning assets	492,019			485,904
Total assets	$5,770,350			$4,890,023
Interest Bearing Liabilities
Savings	$2,538,418	$2,062	0.33%	$1,961,438	$1,633	0.34%
Time, $100,000 and over	340,344	875	1.04	315,761	1,170	1.50
Other time deposits	566,998	1,841	1.32	550,633	2,273	1.67
Short-term borrowings	306,070	226	0.30	229,752	148	0.26
Other borrowings	337,861	3,658	4.39	355,057	3,797	4.34
Total interest bearing liabilities	4,089,691	8,662	0.86%	3,412,641	9,021	1.07%
Noninterest bearing liabilities
Noninterest bearing deposits	1,187,432			973,293
Accrued interest and other liabilities	45,640			96,807
Total noninterest bearing liabilities	1,233,072			1,070,100
Stockholders' Equity	447,587			407,282
Total Liabilities and Stockholders' Equity	$5,770,350			$4,890,023
Net interest income(1)		$50,985			$40,943
Net interest spread(1)			3.72%			3.53%
Net interest income to total earning assets(1)			3.92%			3.77%
Interest bearing liabilities to earning assets	77.48%			77.49%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $6.3 million for the first quarter of 2014 compared to $637,000 for the first quarter of 2013. The first quarter 2014 provision included approximately $4.5 million to compensate for a charge off on a single large credit.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2013, and under the caption "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of March 31, 2014, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The table below shows Heartland's noninterest income for the three-month periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013	Change	% Change
Service charges and fees	$4,896	$4,008	$888	22%
Loan servicing income	1,511	126	1,385	1,099
Trust fees	3,210	2,904	306	11
Brokerage and insurance commissions	1,123	951	172	18
Securities gains, net	781	3,427	(2,646)	(77)
Gain (loss) on trading account securities, net	(38)	314	(352)	112
Gains on sale of loans held for sale	6,379	13,157	(6,778)	(52)
Loss on sales/valuations of other real estate and repossessed assets, net	(123)	(502)	379	75
Valuation adjustment on mortgage servicing rights	—	496	(496)	(100)
Income on bank owned life insurance	363	405	(42)	(10)
Other noninterest income	625	680	(55)	(8)
Total noninterest income	$18,727	$25,966	$(7,239)	(28)%

During the first quarter of 2014, Heartland made reclassification changes to two components of noninterest income. These reclassifications are presented in both the current and prior reporting periods and did not affect the financial results. Heartland believes these reclassifications are more consistent with industry reporting practices. The first change was the reclassification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. For the three months ended March 31, 2014, $1.4 million was reclassified from loan servicing income to gain on sale of loans held for sale. For the three months ended March 31, 2013, $3.2 million was reclassified from loan servicing income to gain on sale of loans held for sale. The second change was the reclassification of loss on sales/valuations of other real estate and repossessed assets, net, from other real estate and loan collection expenses to a new noninterest income category. For the three months ended March 31, 2014, losses of $123,000 were reclassified from other real estate and loan collection expenses to other noninterest income. For the three months ended March 31, 2013, losses of $502,000 were reclassified from other real estate and loan collection expenses to other noninterest income.

Noninterest income was $18.7 million during the first quarter of 2014 compared to $26.0 million during the first quarter of 2013, a decrease of $7.3 million or 28%, primarily due to a $6.8 million decrease in gains on sale of loans held for sale and a $3.0 million decrease in securities and trading account securities gains. The negative impact of these decreases was partially offset by higher service charges and fees, loan servicing income, trust fees and brokerage and insurance commissions.

Service charges and fees increased $888,000 or 22% during the quarters under comparison, with approximately $722,000 attributable to the service charges and fees collected at Morrill & Janes Bank and Trust Company. Service charges on checking and savings accounts recorded during the first quarter of 2014 were $1.3 million compared to $1.1 million during the first quarter of 2013, an increase of $160,000 or 14%. Overdraft fees were $1.4 million during the first quarter of 2014 compared to $1.3 million during the first quarter of 2014, an increase of $57,000 or 4%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.7 million during the first quarter of 2014 compared to $1.4 million during the first quarter of 2013, an increase of $290,000 or 21%. Fees associated with credit card services were $492,000 during the first quarter of 2014 compared to $115,000 during the first quarter of 2013, an increase of $377,000 or 327%. Morrill & Janes Bank and Trust Company contributed $398,000 to these fees for credit card services during the first quarter of 2014. During the second half of 2014, Heartland will be replicating the enhanced credit card services provided by Morrill & Janes Bank and Trust Company to its other bank subsidiaries.

Loan servicing income totaled $1.5 million during the first quarter of 2014 compared to $126,000 during the first quarter of 2013. Loan servicing income includes the fees collected for the servicing of mortgage loans for others, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans for others were $2.1 million during the first quarter of 2014 compared to $1.4 million during the first quarter of 2013, an increase of $637,000 or 45%. The portfolio of mortgage loans serviced for others by Heartland totaled $3.11 billion at March 31, 2014, compared to $2.43 billion at March 31, 2013. Also included in loan servicing income is the amortization of mortgage servicing rights which was $1.1 million during the first quarter of 2014 compared to $1.8 million during the first quarter of 2013, a decrease of $682,000 or 39%. As the average life of Heartland’s mortgage servicing rights increased during the first quarter of 2014 to 84 months from 60 months one year ago, the monthly amortization expense was reduced.

Gains on sale of loans held for sale totaled $6.4 million during the first quarter of 2014 compared to $13.2 million during the first quarter of 2013, a decrease of $6.8 million or 52%. This decrease was related to the flat or moderately increasing interest rate environment in the first quarter of 2014, as opposed to an extremely low interest rate environment in the first quarter of 2013 that encouraged mortgage loan refinancings. The volume of mortgage loans sold totaled $150.0 million during the first quarter of 2014, a 65% decrease from the $424.9 million sold during the first quarter of 2013. The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Mortgage Servicing Fees	$2,067	$1,951	$1,903	$1,613	$1,430
Mortgage Servicing Rights Amortization	(1,079)	(1,766)	(1,811)	(1,976)	(1,761)
Total Residential Mortgage Loan Servicing Income	$988	$185	$92	$(363)	$(331)
Valuation Adjustment on Mortgage Servicing Rights	$—	$—	$—	$—	$496
Gains On Sale of Residential Mortgage Loans	$6,341	$2,503	$8,665	$12,970	$12,886
Total Residential Mortgage Loan Applications	$316,829	$293,115	$416,128	$653,461	$556,890
Residential Mortgage Loans Originated	$175,249	$232,150	$349,012	$470,813	$432,974
Residential Mortgage Loans Sold	$149,993	$214,334	$336,780	$445,452	$424,931
Residential Mortgage Loan Servicing Portfolio	$3,107,589	$3,045,893	$2,887,667	$2,679,283	$2,428,067

Trust fees increased $306,000 or 11% during the first quarter of 2014 compared to the same quarter in 2013. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.74 billion at March 31, 2014, compared to $1.46 billion at March 31, 2013. Those values fluctuate throughout the year as market conditions improve or decline.

Brokerage and insurance commissions increased $172,000 or 18% during the first quarter of 2014 compared to the same quarter in 2013.

Securities gains totaled $781,000 during the first quarter of 2014 compared to $3.4 million during the first quarter of 2013, a decrease of $2.6 million or 77%. This decrease was related to the flat or moderately increasing interest rate environment in the first quarter of 2014, as opposed to an extremely low interest rate environment in the first quarter of 2013 that encouraged rebalancing of the securities portfolio.

Trading securities contributed a net loss of $38,000 during the first quarter of 2014 compared to a net gain of $314,000 during the first quarter of 2013. The net gains in 2013 were primarily attributable to shares of Fannie Mae preferred stock Heartland held in its trading securities portfolio from 2008 until they were sold during the first quarter of 2014.

Noninterest Expenses

The table below shows Heartland's noninterest expenses for the three-month periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013	Change	% Change
Salaries and employee benefits	$32,319	$29,740	$2,579	9%
Occupancy	4,050	3,185	865	27
Furniture and equipment	1,890	2,051	(161)	(8)
Professional fees	4,526	3,543	983	28
FDIC insurance assessments	980	902	78	9
Advertising	1,188	1,228	(40)	(3)
Intangible assets amortization	624	200	424	212
Other real estate and loan collection expenses	1,052	838	214	26
Other noninterest expenses	5,786	4,558	1,228	27
Total Noninterest Expenses	$52,415	$46,245	$6,170	13%
Efficiency ratio, fully taxable equivalent(1)	76.04%	72.85%

(1) See the reconciliation of Non-GAAP measure below.

Reconciliation of Non-GAAP measure	Three Months Ended
	March 31,
	2014	2013
Efficiency ratio(1)	78.75%	75.56%
Taxable equivalent yield adjustment	(2.71)%	(2.71)%
Efficiency ratio, fully taxable equivalent(2)	76.04%	72.85%

(1) Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains (losses), net.

(2) Efficiency ratio, fully taxable equivalent, is noninterest expense, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax exempt sources, and it excludes certain specific revenue items (such as investment securities gains (losses), net). This is a non-GAAP measure.

As discussed earlier under the Noninterest Income heading of this report, losses of $123,000 were reclassified from other real estate and loan collection expenses to other noninterest income for the three months ended March 31, 2014. For the same three months in 2013, losses of $502,000 were reclassified from other real estate and loan collection expenses to other noninterest income. This reclassification results in other real estate and loan collection expenses for the first three months of 2013 decreasing from $1.3 million as previously reported to $838,000.

For the first quarter of 2014, noninterest expenses totaled $52.4 million, an increase of $6.2 million or 13% from the same quarter of 2013, largely due to $4.7 million of expenses related to the two acquisitions completed during the last quarter of 2013, the largest of which was Morrill & Janes Bank and Trust Company. Excluding the effect of the acquisitions, noninterest expenses increased $1.5 million or 3% during the first quarter of 2014 in comparison to the first quarter of 2013.

The largest component of noninterest expenses, salaries and employee benefits, increased $2.6 million or 9% during the first quarter of 2014 as compared to the same quarter in 2013. The salaries and employee benefits at Morrill & Janes Bank and Trust Company comprised $2.2 million of this increase. Full-time equivalent employees totaled 1,668 on March 31, 2014, of which 112 were at Morrill & Janes Bank and Trust Company, compared to 1,532 on March 31, 2013.

During the first quarter of 2014, occupancy expense increased $865,000 or 27% when compared to the first quarter of 2013. This increase primarily resulted from the expansion of Heartland's residential loan origination operations and the acquisitions completed during the last quarter of 2013.

Professional fees increased $983,000 or 28% during the first quarter of 2014 compared to the first quarter of 2013, with $446,000 or nearly half of this increase attributable to expenses at Morrill & Janes Bank and Trust Company. Also contributing to this increase were fees associated with upgrades to the websites of Heartland's bank subsidiaries and legal fees attributable to the workout of impaired credits and the expansion of mortgage loan origination operations.

Intangible assets amortization was $624,000 during the first quarter of 2014 compared to $200,000 during the first quarter of 2013, an increase of $424,000 or 212%, primarily as a result of the core deposit intangibles attributable to the Morrill & Janes Bank and Trust Company acquisition completed in the last quarter of 2013.

Other noninterest expenses increased $1.2 million or 27% during the first quarter of 2014 compared to the first quarter of 2013, of which $776,000 was comprised of expenses at Morrill & Janes Bank and Trust Company.

Income Taxes

Heartland's effective tax rate was 19.82% for the first quarter of 2014 compared to 29.39% for the first quarter of 2013. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $200,000 during both the first quarter of 2014 and 2013. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 51.28% during the first quarter of 2014 compared to 23.81% during the first quarter of 2013. The tax-equivalent adjustment for this tax-exempt interest income was $2.4 million during the first quarter of 2014 compared to $2.3 million during the first quarter of 2013.

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

Income before taxes for the community and other banking segment for the first quarter of 2014 was $10.7 million compared to $16.6 million for the first quarter of 2013, a $5.8 million or 35% decrease. The decrease was primarily a result of increased provision for loan and lease losses and decreased securities gains, partially offset by increases in net interest income and the other noninterest income categories of services charges and fees, trust fees and brokerage and insurance commissions; and increased noninterest expenses, particularly in the categories of salaries and employee benefits, occupancy, and professional fees, primarily as a result of the acquisitions completed in the fourth quarter of 2013. Net interest income of $47.9 million for the first quarter of 2014 was $9.5 million or 25% more than the net interest income of $38.3 million for the first quarter of 2013. Provision for loan and lease losses was $6.3 million for the first quarter of 2014, an increase of $5.7 million from the $637,000 recorded during the first quarter of 2013. Noninterest income totaled $11.4 million during the first quarter of 2014 compared to $12.9 million during the first quarter of 2013, a $1.5 million or 12% decrease. Noninterest expense was $42.2 million during the first quarter of 2014 compared to $34.0 million during the first quarter of 2013, an increase of $8.2 million or 24%.

The retail mortgage banking segment recorded a loss before taxes of $2.1 million for the first quarter of 2014 compared to income before taxes of $1.2 million for the first quarter of 2013, a $3.3 million or 278% decrease. This decrease was reflective of the change in long-term interest rates and the effect higher interest rates have on the gains on sale of loans into the secondary market. Net interest income of $757,000 for the first quarter of 2014 was $414,000 or 121 percent more than the net interest income of $343,000 for the first quarter of 2013. Noninterest income totaled $7.3 million during the first quarter of 2014 compared to $13.1 million during the first quarter of 2013, a $5.8 million or 44% decrease. Noninterest expense was $10.2 million during the first quarter of 2014 compared to $12.2 million during the first quarter of 2013, a decrease of $2.0 million or 17%.

FINANCIAL CONDITION

Total assets were $5.75 billion at March 31, 2014, a decrease of $176.6 million since December 31, 2013, as reductions in the securities portfolio were partially used to fund loan growth.

Lending Activities

Total loans and leases held to maturity were $3.58 billion at March 31, 2014, compared to $3.50 billion at year-end 2013, an increase of $80.8 million or 9% annualized. All of the loan growth this quarter was organic with commercial and commercial real estate loans representing the largest portion. Heartland management expects full year loan growth for 2014 to be comparable to loan growth experienced in 2013. Commercial and commercial real estate loans, which totaled $2.55 billion at March 31, 2014, increased $67.7 million or 11% annualized since year-end 2013. Residential mortgage loans, which totaled $365.2 million at March 31, 2014, increased $15.8 million or 18% annualized since year-end 2013. Agricultural and agricultural real estate loans, which totaled $370.3 million at March 31, 2014, decreased $6.4 million or 7% annualized since year-end 2013. Consumer loans, which totaled $298.0 million at March 31, 2014, increased $3.8 million or 5% annualized since year-end 2013. Within the commercial portfolio, 36% of the new loan production was in commercial real estate, of which 75% is owner-occupied, 30% was in C&I, 15% was in loans to tax-exempt entities, 9% was in multi-family real estate and the remaining 10% was in four other categories.

The table below presents the composition of the loan portfolio as of March 31, 2014, and December 31, 2013, in thousands:

LOAN PORTFOLIO	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$986,713	27.55%	$950,197	27.16%
Commercial real estate	1,560,912	43.58	1,529,683	43.70
Agricultural and agricultural real estate	370,348	10.34	376,735	10.76
Residential mortgage	365,162	10.21	349,349	9.98
Consumer	297,978	8.32	294,145	8.40
Gross loans and leases receivable held to maturity	3,581,113	100.00%	3,500,109	100.00%
Unearned discount	(136)		(168)
Deferred loan fees	(3,201)		(2,989)
Total net loans and leases receivable held to maturity	3,577,776		3,496,952
Loans covered under loss share agreements:
Commercial and commercial real estate	2,292	41.94%	2,314	40.24%
Agricultural and agricultural real estate	502	9.18	543	9.45
Residential mortgage	2,062	37.72	2,280	39.66
Consumer	610	11.16	612	10.65
Total loans covered under loss share agreements	5,466	100.00%	5,749	100.00%
Allowance for loan and lease losses	(38,573)		(41,685)
Loans and leases receivable, net	$3,544,669		$3,461,016

Loans and leases secured by real estate, either fully or partially, totaled $2.26 billion or 56% of gross loans and leases at March 31, 2014. Of the non-farm, nonresidential real estate loans, 57% are owner occupied. The largest categories within Heartland's real estate secured loans at March 31, 2014, and December 31, 2013, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	March 31, 2014	December 31, 2013
Residential real estate, excluding residential construction and residential lot loans	$587,604	$566,397
Industrial, manufacturing, business and commercial	263,150	240,502
Agriculture	199,644	199,998
Retail	153,059	154,786
Office	163,634	160,343
Land development and lots	102,744	98,157
Hotel, resort and hospitality	96,430	97,514
Multi-family	120,893	98,214
Food and beverage	72,538	73,588
Warehousing	66,625	65,724
Health services	48,887	49,070
Residential construction	39,573	36,865
All other	106,126	99,396
Loans acquired during fourth quarter 2013	236,819	272,157
Total loans secured by real estate	$2,257,726	$2,212,711

Allowance For Loan and Lease Losses

The process utilized by Heartland to determine the appropriateness of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at March 31, 2014, was 1.08% of loans and leases and 120.81% of nonperforming loans compared to 1.19% of loans and leases and 98.27% of nonperforming loans at December 31, 2013. The provision for loan losses was $6.3 million for the first quarter of 2014 compared to $637,000 for the first quarter of 2013. The first quarter 2014 provision included approximately $4.5 million to compensate for a charge off on a single large credit.

Net charge-offs on loans during the first quarter of 2014 were $9.4 million, up $7.7 million as compared to the prior quarter and up $7.6 million as compared to the first quarter of 2013. The increase was primarily due to a $6.8 million credit which was fully charged off during the first quarter of 2014.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $31.9 million or 0.89% of total loans and leases at March 31, 2014, compared to $42.4 million or 1.21% of total loans and leases at December 31, 2013. Approximately 54%, or $17.3 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million, the largest of which is $4.5 million. These nonperforming loans, to an aggregate of 6 borrowers, were evenly distributed between Heartland's Western and Midwestern markets and are spread over five different industry classifications. The portion of Heartland's nonperforming loans covered by government guarantees was $519,000 at March 31, 2014.

Other real estate owned was $28.1 million at March 31, 2014, compared to $29.9 million at December 31, 2013. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.31% at March 31, 2014, compared to 0.30% at December 31, 2013.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$41,685	$38,715
Provision for loan and lease losses	6,331	637
Recoveries on loans and leases previously charged off	1,215	1,240
Charge-offs on loans and leases not covered by loss share agreements	(10,617)	(3,041)
Charge-offs on loans and leases covered by loss share agreements	(41)	(23)
Balance at end of period	$38,573	$37,528
Annualized ratio of net charge offs to average loans and leases	1.07%	0.26%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	March 31,		December 31,
	2014	2013	2013	2012
Not covered under loss share agreements:
Nonaccrual loans and leases	$31,928	$32,356	$42,394	$43,156
Loan and leases contractually past due 90 days or more	—	454	24	—
Total nonperforming loans and leases	31,928	32,810	42,418	43,156
Other real estate	28,033	35,697	29,794	35,470
Other repossessed assets	397	1,059	397	542
Total nonperforming assets not covered under loss share agreements	$60,358	$69,566	$72,609	$79,168
Covered under loss share agreements:
Nonaccrual loans and leases	$820	$636	$783	$1,259
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	820	636	783	1,259
Other real estate	50	1,007	58	352
Total nonperforming assets covered under loss share agreements	$870	$1,643	$841	$1,611
Performing troubled debt restructured loans(1)	$12,548	$24,473	$19,353	$21,121
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	0.89%	1.18%	1.21%	1.53%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	1.67%	2.46%	2.06%	2.77%
Nonperforming assets not covered under loss share agreements to total assets	1.05%	1.42%	1.23%	1.59%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the first three months of 2014, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2013	$43,201	$29,852	$397	$73,450
Loan foreclosures	(3,035)	3,035	—	—
Net loan charge-offs	(9,443)	—	—	(9,443)
New nonperforming loans	5,328	—	—	5,328
Reduction of nonperforming loans(1)	(3,303)	—	—	(3,303)
OREO/Repossessed assets sales proceeds	—	(4,727)	(4)	(4,731)
OREO/Repossessed assets writedowns, net	—	(77)	(3)	(80)
Net activity at Citizens Finance Co.	—	—	7	7
March 31, 2014	$32,748	$28,083	$397	$61,228

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 29% of total assets at March 31, 2014, compared to 32% at year-end 2013, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth. Total available for sale securities as of March 31, 2014, were $1.40 billion, a decrease of $233.1 million or 14% from $1.63 billion at December 31, 2013.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of March 31, 2014, and December 31, 2013, in thousands:

SECURITIES PORTFOLIO COMPOSITION	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$146,696	8.74%	$218,303	11.52%
Mortgage-backed securities	1,055,554	62.93	1,149,920	60.68
Obligation of states and political subdivisions	451,392	26.91	498,149	26.29
Other securities	23,796	1.42	28,672	1.51
Total securities	$1,677,438	100.00%	$1,895,044	100.00%

The composition of the securities portfolio changed slightly as a larger portion of the securities sales and maturities were in the lower-yielding U.S. government corporations and agency securities. The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 63% at March 31, 2014, and 61% at December 31, 2013. Approximately 95% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at March 31, 2014. Heartland's securities portfolio had an expected duration of 4.60 years as of March 31, 2014, compared to 4.50 years at year-end 2013.
The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on Heartland’s investment securities portfolio.

At March 31, 2014, Heartland had $18.8 million of other securities, including capital stock in the various Federal Home Loan Banks of which its bank subsidiaries are members and all of which were classified as other securities held at cost.

Deposits And Borrowed Funds

Total deposits remained relatively flat at $4.66 billion as of March 31, 2014, compared to $4.67 billion at year-end 2013. Demand deposits totaled $1.20 billion at March 31, 2014, a decrease of $43.1 million or 14% annualized since year-end 2013. Also decreasing during the quarter, certificates of deposit totaled $885.7 million at March 31, 2014, a decrease of $6.9 million or 3% annualized. Savings deposits increased during the quarter, growing to $2.58 billion at March 31, 2014, an increase of

$46.9 million or 7% annualized. The composition of Heartland's deposits remained favorable as no-cost demand deposits as a percentage of total deposits was 26% at March 31, 2014, while higher-cost certificates of deposit as a percentage of total deposits was 19% at March 31, 2014.

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $256.3 million at March 31, 2014, compared to $408.8 million at year-end 2013, including short-term FHLB advances of $33.0 million at March 31, 2014 in comparison with $105.0 million at December 31, 2013.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $203.0 million at March 31, 2014, compared to $234.7 million at December 31, 2013.

Also included in short-term borrowings are the revolving credit lines Heartland has with unaffiliated banks, primarily to provide liquidity to Heartland. On June 14, 2013, Heartland replaced its $5.0 million unsecured revolving credit line with a $20.0 million unsecured revolving credit line with the same unaffiliated bank. On November 12, 2013, Heartland chose not to renew one of its two revolving credit lines in the amount of $5.0 million with an unaffiliated bank. There was no balance outstanding on Heartland's revolving credit lines at both March 31, 2014, and December 31, 2013.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes and senior notes, and obligations under trust preferred capital securities. As of March 31, 2014, the amount of other borrowings was $334.9 million, a decrease of $15.2 million or 4% since year-end 2013.

Long-term FHLB borrowings with an original term beyond one year totaled $113.5 million at both March 31, 2014, and December 31, 2013. Total long-term FHLB borrowings at March 31, 2014, had an average rate of 2.68% and an average maturity of 1.53 years. The interest rate on $74.5 million of these advances changes quarterly at a spread over 3-month LIBOR. When considering the earliest possible call date on these advances, the average maturity is shortened to .88 years. Structured wholesale repurchase agreements totaled $45.0 million at March 31, 2014, compared to $60.0 million at December 31, 2013, a decrease of $15.0 million or 25%, due to the maturity of one contract.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $11.4 million at March 31, 2014, compared to $11.7 million at December 31, 2013. Heartland also had senior notes totaling $37.5 million outstanding at both March 31, 2014, and December 31, 2013.

A schedule of Heartland's trust preferred offerings outstanding as of March 31, 2014, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/14(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust III	$20,619	10/10/2003	8.25%	8.25%	10/10/2033	06/30/2014
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	2.98%(2)	03/17/2034	06/17/2014
Heartland Financial Statutory Trust V	20,619	01/31/2006	1.33% over LIBOR	1.57%(3)	04/07/2036	07/07/2014
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	06/15/2014
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.71%(5)	09/01/2037	06/01/2014
Morrill Statutory Trust I	8,524	12/26/2002	3.25% over LIBOR	3.49%(6)	12/26/2032	06/26/2014
Morrill Statutory Trust II	8,086	12/17/2003	2.85% over LIBOR	3.08%(7)	12/17/2033	06/17/2014
	$124,860

(1) Effective weighted average interest rate as of March 31, 2014, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 6 to Heartland's consolidated financial statements.

(2) Effective interest rate as of March 31, 2014, was 5.00% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(3) Effective interest rate as of March 31, 2014, was 4.69% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of March 31, 2014, was 4.70% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(6) Effective interest rate as of March 31, 2014, was 4.92% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(7) Effective interest rate as of March 31, 2014, was 4.51% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.

CAPITAL REQUIREMENTS

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated, including requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the “Tier 1 Leverage Capital Ratio”) and at minimum levels relative to “risk-weighted assets” which is calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the “Tier 1 Risk-Based Capital Ratio”), and to maintain total capital at minimum levels relative to risk-weighted assets (the “Total Risk-Based Capital Ratio”). Starting in 2015, bank holding companies will also be subject to a new Common Tier 1 Capital Ratio, and to increasing capital ratios for the other three measures based upon the new Basel III rules. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum a Tier 1 Leverage Capital Ratio of 4%, a Tier 1 Risk-Based Capital Ratio of 6% and a Total Risk-Based Capital Ratio of 10%. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action, and Heartland and its bank subsidiaries would have continued to be well capitalized had the Basel III rules been effective for the period covered by such notification. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	March 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios
Tier 1 capital	$544,281	13.31%	$537,964	13.19%
Tier 1 capital minimum requirement	163,606	4.00%	163,126	4.00%
Excess	$380,675	9.31%	$374,838	9.19%
Total capital	$598,250	14.63%	$599,038	14.69%
Total capital minimum requirement	327,212	8.00%	326,252	8.00%
Excess	$271,038	6.63%	$272,786	6.69%
Total risk-adjusted assets	$4,090,156		$4,078,154
Leverage Capital Ratios
Tier 1 capital	$544,281	9.50%	$537,964	9.67%
Tier 1 capital minimum requirement(1)	229,099	4.00%	222,432	4.00%
Excess	$315,182	5.50%	$315,532	5.67%
Average adjusted assets (less goodwill and other intangible assets)	$5,727,483		$5,560,796

(1) Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.

Heartland filed a universal shelf registration statement with the SEC on August 28, 2013, which became effective on September 9, 2013, to register up to $75.0 million in securities. The shelf registration statement provides Heartland with increased flexibility to raise capital, subject to SEC rules and limitations, if Heartland’s board of directors decides to do so.

Common stockholders' equity was $375.6 million at March 31, 2014, compared to $357.8 million at December 31, 2013. Book value per common share was $20.36 at March 31, 2014, compared to $19.44 at year-end 2013. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. As a result of decreases in market interest rates during the first quarter of 2014, Heartland's unrealized losses on securities available for sale, net of applicable taxes, were $2.9 million at March 31, 2014, compared to $15.1 million at December 31, 2013.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2014, and December 31, 2013, commitments to extend credit aggregated $1.23 billion and $1.14 billion, and standby letters of credit aggregated $34.0 million and $39.7 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no other material changes in Heartland's contractual obligations and other commitments since that report was filed.

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current issues in the banking industry, management has changed its strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets currently served, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for existing customers. Future expenditures relating to expansion efforts, in addition to those identified above, are not estimable at this time.

On a consolidated basis, we maintain a large balance of short-term securities that, when combined with cash from operations, we believe are adequate to meet our funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury under the SBLF, debt service on our revolving credit arrangements and our trust preferred securities issuances, and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. At March 31, 2014, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which none was outstanding. This credit agreement contains specific financial covenants. At March 31, 2014, Heartland was in compliance with these covenants.

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

Operating activities provided $9.7 million of cash during the first three months of 2014 compared to $12.4 million of cash during the first three months of 2013. The biggest contributor to this change was the reduction in net income of $5.7 million from $12.6 million for the first three months of 2013 compared to $6.9 million during the first three months of 2014.

Investing activities provided cash of $127.1 million during the first three months of 2014 compared to using cash of $27.0 million during the first three months of 2013. Cash used for the purchase of securities totaled $178.0 million during the first three months of 2014 compared to $207.5 million during the first three months of 2013. The proceeds from securities sales, paydowns and maturities were $395.7 million during the first three months of 2014 compared to $158.4 million during the first three months of 2013. A net increase in loans and leases used $93.0 million of cash during the first three months of 2014 compared to providing cash of $25.0 million during the first three months of 2013.

Financing activities used cash of $173.4 million during the first three months of 2014 compared to $78.9 million during the first three months of 2013. Activity in short-term borrowings used cash of $152.5 million during the first three months of 2014 compared to using $21.9 million of cash during the first three months of 2013. Repayment of other borrowings used cash of $20.2 million during the first three months of 2014 compared to $52.4 million during the first three months of 2013.

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

In the event of short-term liquidity needs, Heartland's bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the bank subsidiaries’ FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

At March 31, 2014, Heartland's revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which nothing had been borrowed. This credit agreement contains specific covenants, with which Heartland was in compliance on March 31, 2014.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first three months of 2014.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2014, and March 31, 2013, provided the following results, in thousands:

	2014		2013
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$176,711	(0.31)%	$146,669	(0.95)%
Base	$177,265		$148,074
Up 200 Basis Points	$179,971	1.53%	$150,200	1.44%
Year 2
Down 100 Basis Points	$172,467	(2.71)%	$141,730	(4.28)%
Base	$178,891	0.92%	$147,374	(0.47)%
Up 200 Basis Points	$190,401	7.41%	$157,820	6.58%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At March 31, 2014, Heartland held no securities in its securities trading portfolio. At December 31, 2013, the securities held in Heartland's securities trading portfolio had a carrying value of $1.8 million, which was less than 2% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2013 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K for disclosures regarding the risks and uncertainties related to Heartland's business.

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the three months ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

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

Dated: May 9, 2014