Form 10-Q
period 2014-06-30
HEARTLAND FINANCIAL USA INC
filed 2014-08-07
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 5, 2014, the Registrant had outstanding 18,467,704 shares of common stock, $1.00 par value per share.

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
10.1 Director Restricted Stock Unit Award Agreement
10.2 Promissory Note with Bankers Trust Company Dated June 14, 2014
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$98,613	$118,441
Federal funds sold and other short-term investments	4,047	6,829
Cash and cash equivalents	102,660	125,270
Time deposits in other financial institutions	3,105	3,355
Securities:
Trading, at fair value	—	1,801
Available for sale, at fair value (cost of $1,408,573 at June 30, 2014, and $1,659,456 at December 31, 2013)	1,412,809	1,633,902
Held to maturity, at cost (fair value of $265,169 at June 30, 2014, and $237,437 at December 31, 2013)	257,217	237,498
Other investments, at cost	20,932	21,843
Loans held for sale	87,173	46,665
Loans and leases receivable:
Held to maturity	3,694,734	3,496,952
Loans covered by loss share agreements	4,379	5,749
Allowance for loan and lease losses	(40,892)	(41,685)
Loans and leases receivable, net	3,658,221	3,461,016
Premises, furniture and equipment, net	133,127	135,714
Other real estate, net	24,395	29,852
Goodwill	35,583	35,583
Other intangible assets, net	32,732	32,959
Cash surrender value on life insurance	81,840	81,110
FDIC indemnification asset	124	249
Other assets	64,000	76,899
TOTAL ASSETS	$5,913,918	$5,923,716
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$1,221,703	$1,238,581
Savings	2,556,784	2,535,242
Time	862,995	892,676
Total deposits	4,641,482	4,666,499
Short-term borrowings	420,494	408,756
Other borrowings	329,715	350,109
Accrued expenses and other liabilities	49,806	58,892
TOTAL LIABILITIES	5,441,497	5,484,256
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 18,467,646 shares at June 30, 2014 and 18,399,156 shares at December 31, 2013)	18,468	18,399
Capital surplus	93,334	91,632
Retained earnings	278,632	265,067
Accumulated other comprehensive income (loss)	289	(17,336)
Treasury stock at cost (0 shares outstanding at both June 30, 2014 and December 31, 2013)	—	—
TOTAL STOCKHOLDERS' EQUITY	472,421	439,460
TOTAL LIABILITIES AND EQUITY	$5,913,918	$5,923,716

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans and leases	$48,101	$39,726	$94,485	$79,553
Interest on securities:
Taxable	7,447	4,712	15,208	9,371
Nontaxable	3,708	3,360	6,830	6,558
Interest on interest bearing deposits in other financial institutions	7	2	14	6
TOTAL INTEREST INCOME	59,263	47,800	116,537	95,488
INTEREST EXPENSE:
Interest on deposits	4,577	5,066	9,355	10,142
Interest on short-term borrowings	202	108	428	256
Interest on other borrowings (includes $573 and $524 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013, respectively, and $1,094 and $1,029 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013, respectively)	3,685	3,702	7,343	7,499
TOTAL INTEREST EXPENSE	8,464	8,876	17,126	17,897
NET INTEREST INCOME	50,799	38,924	99,411	77,591
Provision for loan and lease losses	2,751	1,862	9,082	2,499
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	48,048	37,062	90,329	75,092
NONINTEREST INCOME:
Service charges and fees	5,254	4,280	10,150	8,288
Loan servicing income	1,393	141	2,904	267
Trust fees	3,343	2,942	6,553	5,846
Brokerage and insurance commissions	1,158	1,087	2,281	2,038
Securities gains, net (includes $854 and $2,067 of net security gains reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013, respectively, and $1,635 and $5,494 of net security gains reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013, respectively.)	854	2,067	1,635	5,494
Gain (loss) on trading account securities	—	262	(38)	576
Gains on sale of loans held for sale	8,796	13,048	15,175	26,205
Loss on sales/valuations of other real estate and repossessed assets, net	(798)	(1,600)	(921)	(2,101)
Valuation adjustment on mortgage servicing rights	—	—	—	496
Income on bank owned life insurance	339	315	702	720
Other noninterest income	398	716	1,023	1,396
TOTAL NONINTEREST INCOME	20,737	23,258	39,464	49,225
NONINTEREST EXPENSES:
Salaries and employee benefits	32,563	29,516	64,882	59,256
Occupancy	3,984	3,224	8,034	6,409
Furniture and equipment	2,085	2,065	3,975	4,116
Professional fees	4,214	4,233	8,740	7,776
FDIC insurance assessments	980	861	1,960	1,763
Advertising	1,511	1,248	2,699	2,476
Intangible assets amortization	591	198	1,215	398
Other real estate and loan collection expenses	518	877	1,570	1,716
Other noninterest expenses	7,415	4,944	13,201	9,502
TOTAL NONINTEREST EXPENSES	53,861	47,166	106,276	93,412
INCOME BEFORE INCOME TAXES	14,924	13,154	23,517	30,905
Income taxes (includes $105 and $576 of income tax expense reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013, respectively, and $202 and $1,665 of income tax expense reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013, respectively)	4,150	3,598	5,853	8,797
NET INCOME	10,774	9,556	17,664	22,108
Net income available to noncontrolling interest, net of tax	—	—	—	(64)
NET INCOME ATTRIBUTABLE TO HEARTLAND	10,774	9,556	17,664	22,044
Preferred dividends and discount	(204)	(205)	(408)	(613)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$10,570	$9,351	$17,256	$21,431
EARNINGS PER COMMON SHARE - BASIC	$0.57	$0.55	$0.94	$1.27
EARNINGS PER COMMON SHARE - DILUTED	$0.56	$0.54	$0.92	$1.25
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$10,774	$9,556	$17,664	$22,108
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	9,772	(37,855)	30,682	(39,537)
Reclassification adjustment for net gain realized in net income	(854)	(2,067)	(1,635)	(5,494)
Net change in non-credit related other than temporary impairment	24	24	48	48
Income taxes	(3,523)	14,906	(11,482)	16,808
Other comprehensive income (loss) on securities	5,419	(24,992)	17,613	(28,175)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	(936)	1,017	(1,075)	1,099
Reclassification adjustment for net loss on derivatives realized in net income	573	524	1,094	1,029
Income taxes	135	(580)	(7)	(794)
Other comprehensive income (loss) on cash flow hedges	(228)	961	12	1,334
Other comprehensive income (loss)	5,191	(24,031)	17,625	(26,841)
Comprehensive income (loss)	15,965	(14,475)	35,289	(4,733)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(64)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HEARTLAND	$15,965	$(14,475)	$35,289	$(4,797)

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,664	$22,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,547	8,262
Provision for loan and lease losses	9,082	2,499
Net amortization of premium on securities	12,497	15,279
Securities gains, net	(1,635)	(5,494)
(Increase) decrease in trading account securities	1,801	(576)
Stock based compensation	1,831	1,546
Loss on sale of OREO and other repossessed property	921	2,102
Loans originated for sale	(402,605)	(891,049)
Proceeds on sales of loans held for sale	377,272	924,878
Net gains on sales of loans held for sale	(15,175)	(26,205)
(Increase) decrease in accrued interest receivable	616	(839)
(Increase) decrease in prepaid expenses	(698)	8,260
Increase (decrease) in accrued interest payable	(908)	25
Capitalization of mortgage servicing rights	(3,344)	(7,209)
Valuation adjustment on mortgage servicing rights	—	(496)
Other, net	1,644	(6,745)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,510	46,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(3,605)
Proceeds from the sale of securities available for sale	509,891	215,935
Proceeds from the sale of other investments	7,356	1,204
Proceeds from the maturity of and principal paydowns on securities available for sale	72,651	135,904
Proceeds from the maturity of and principal paydowns on securities held to maturity	619	514
Proceeds from the maturity of and principal paydowns on other securities	250	—
Purchase of securities available for sale	(349,740)	(480,945)
Purchase of securities held to maturity	(20,944)	—
Purchase of other investments	(6,445)	(852)
Net increase in loans and leases	(212,384)	(24,707)
Capital expenditures	(4,205)	(7,020)
Proceeds on sale of OREO and other repossessed assets	10,663	10,150
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,712	(153,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	4,664	30,076
Net decrease in time deposit accounts	(29,681)	(34,602)
Net increase in short-term borrowings	11,738	114,555
Proceeds from other borrowings	5,000	160
Repayments of other borrowings	(25,394)	(52,853)
Purchase of noncontrolling interest	—	(2,798)
Purchase of treasury stock	(608)	(860)
Proceeds from issuance of common stock	429	1,398
Excess tax benefits on exercised stock options	119	34
Dividends paid	(4,099)	(3,991)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(37,832)	51,119
Net decrease in cash and cash equivalents	(22,610)	(55,957)
Cash and cash equivalents at beginning of year	125,270	168,054
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,660	$112,097
Supplemental disclosures:
Cash paid for income/franchise taxes	$1,641	$3,905
Cash paid for interest	$18,034	$17,871
Loans transferred to OREO	$6,097	$10,710
Purchases of securities available for sale, accrued, not paid	$11,175	$4,490

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income				22,044	(26,841)		64	(4,733)
Preferred, $7.50 per share				(613)				(613)
Common, $0.20 per share				(3,378)				(3,378)
Purchase of noncontrolling interest							(2,798)	(2,798)
Purchase of 10,050 shares of common stock						(860)		(860)
Issuance of 48,134 shares of common stock		119	805			508		1,432
Commitments to issue common stock			1,546					1,546
Balance at June 30, 2013	$81,698	$16,947	$52,710	$254,332	$(10,200)	$(352)	$—	$395,135
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$—	$439,460
Comprehensive income				17,664	17,625			35,289
Cash dividends declared:
Preferred, $5.00 per share				(408)				(408)
Common, $0.20 per share				(3,691)				(3,691)
Purchase of noncontrolling interest							—	—
Purchase of 23,350 shares of common stock						(608)		(608)
Issuance of 91,840 shares of common stock		69	(129)			608		548
Commitments to issue common stock			1,831					1,831
Balance at June 30, 2014	$81,698	$18,468	$93,334	$278,632	$289	$—	$—	$472,421

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2013, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission ("SEC") on March 14, 2014. Accordingly, footnote disclosures which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2014, are not necessarily indicative of the results expected for the year ending December 31, 2014.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three month and six month periods ended June 30, 2014 and 2013, are shown in the table below:

	Three Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2014	2013
Net income attributable to Heartland	$10,774	$9,556
Preferred dividends and discount	(204)	(205)
Net income available to common stockholders	$10,570	$9,351
Weighted average common shares outstanding for basic earnings per share	18,458	16,907
Assumed incremental common shares issued for common stock equivalents	289	297
Weighted average common shares for diluted earnings per share	18,747	17,204
Earnings per common share — basic	$0.57	$0.55
Earnings per common share — diluted	$0.56	$0.54
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	95	105

	Six Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2014	2013
Net income attributable to Heartland	$17,664	$22,044
Preferred dividends and discount	(408)	(613)
Net income available to common stockholders	$17,256	$21,431
Weighted average common shares outstanding for basic earnings per share	18,448	16,900
Assumed incremental common shares issued for common stock equivalents	291	293
Weighted average common shares for diluted earnings per share	18,739	17,193
Earnings per common share — basic	$0.94	$1.27
Earnings per common share — diluted	$0.92	$1.25
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	95	105

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 336,556 shares of common stock at June 30, 2014, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $$119,000 and $34,000 during the six months ended June 30, 2014, and 2013, respectively.

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

The Compensation Committee also has the authority to issue shares in conjunction with employment agreements for executive level employees and may also elect to compensate members of the Board of Directors by awarding RSUs. During the six months ended June 30, 2014, 31,525 RSUs were granted under this authority. During the six months ended June 30, 2013, 6,200 RSUs were granted in relation to employment agreements or board members.

A summary of the status of the RSUs as of June 30, 2014 and 2013, and changes during the six months ended June 30, 2014 and 2013, follows:

	2014		2013
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	353,070	$18.48	348,897	$15.75
Granted	131,235	26.69	118,785	26.88
Vested	(73,224)	16.65	(35,488)	14.65
Forfeited	(3,901)	19.10	(34,570)	19.32
Outstanding at June 30	407,180	$21.53	397,624	$19.15

Total compensation costs recorded for RSUs were $1.8 million and $1.5 million for the six months ended June 30, 2014, and 2013, respectively. As of June 30, 2014, there were $3.9 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for RSUs which are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first six months of 2014 and 2013. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of June 30, 2014 and 2013, and changes during the six months ended June 30, 2014 and 2013, follows:

	2014		2013
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	261,936	$23.60	377,907	$22.62
Granted	—	—	—	—
Exercised	(5,000)	19.13	(37,836)	19.31
Forfeited	(6,500)	26.39	(1,800)	26.68
Outstanding at June 30	250,436	$23.62	338,271	$22.96
Options exercisable at June 30	250,436	$23.62	338,271	$22.96

At June 30, 2014, the vested options totaled 250,436 shares with a weighted average exercise price of $23.62 per share and a weighted average remaining contractual life of 2.48 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of June 30, 2014, was $744,000. The intrinsic value for the total of all options exercised during the six months ended June 30, 2014, was $28,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $96,000 for the six months ended June 30, 2014, and $731,000 for the six months ended June 30, 2013.

Total compensation costs recorded for options were $0 and $10,000 for the six months ended June 30, 2014, and 2013, respectively. There are no unrecorded compensation costs related to options at June 30, 2014.

Subsequent Events

Heartland had no subsequent events requiring recognition as of June 30, 2014 or disclosure through the filing date of this quarterly report on Form 10-Q with the SEC.

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

Reclassifications

In the first quarter of 2014, Heartland revised the classification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. The reclassification is presented in both the current and prior reporting periods. For the three and six months ended June 30, 2013, $4.0 million and $7.2 million, respectively, were reclassified from loan servicing income to gain on sale of loans held for sale.

During the first quarter of 2014, Heartland revised the classification of loss on sales/valuations of other real estate and repossessed assets, net, from other real estate and loan collection expenses to a specific noninterest income classification. This reclassification is presented in both the current and prior reporting periods. For the three and six months ended June 30, 2013, losses of $1.6 million and $2.1 million were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net. This reclassification results in other real estate and loan collection expenses for the three and six months ended June 30, 2013, decreasing from $2.5 million and $3.8 million as previously reported to $877,000 and $1.7 million, respectively.

These reclassifications do not have a material impact on Heartland's financial statements and do not affect the financial results. Heartland believes these reclassifications are more consistent with industry reporting practices.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2014, and December 31, 2013, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
U.S. government corporations and agencies	$46,454	$244	$(39)	$46,659
Mortgage-backed securities	1,163,480	12,894	(11,493)	1,164,881
Obligations of states and political subdivisions	193,626	4,201	(1,614)	196,213
Total debt securities	1,403,560	17,339	(13,146)	1,407,753
Equity securities	5,013	43	—	5,056
Total	$1,408,573	$17,382	$(13,146)	$1,412,809
December 31, 2013
U.S. government corporations and agencies	$220,157	$147	$(2,001)	$218,303
Mortgage-backed securities	1,156,983	9,538	(22,574)	1,143,947
Obligations of states and political subdivisions	277,320	1,706	(12,402)	266,624
Total debt securities	1,654,460	11,391	(36,977)	1,628,874
Equity securities	4,996	32	—	5,028
Total	$1,659,456	$11,423	$(36,977)	$1,633,902

At both June 30, 2014, and December 31, 2013, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2014, and December 31, 2013, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Mortgage-backed securities	$5,859	$246	$(552)	$5,553
Obligations of states and political subdivisions	251,358	10,453	(2,195)	259,616
Total	$257,217	$10,699	$(2,747)	$265,169
December 31, 2013
Mortgage-backed securities	$5,973	$199	$(321)	$5,851
Obligations of states and political subdivisions	231,525	5,801	(5,740)	231,586
Total	$237,498	$6,000	$(6,061)	$237,437

At June 30, 2014, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $469,000 of non-credit related OTTI. At December 31, 2013, the amortized cost of the held to maturity securities was net of $797,000 of credit related OTTI and $517,000 of non-credit related OTTI.

Approximately 96% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2014, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$5,471	$5,560
Due in 1 to 5 years	30,201	30,492
Due in 5 to 10 years	48,997	49,076
Due after 10 years	155,411	157,744
Total debt securities	240,080	242,872
Mortgage-backed securities	1,163,480	1,164,881
Equity securities	5,013	5,056
Total investment securities	$1,408,573	$1,412,809

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2014, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$—	$—
Due in 1 to 5 years	12,573	13,397
Due in 5 to 10 years	41,896	43,734
Due after 10 years	196,889	202,485
Total debt securities	251,358	259,616
Mortgage-backed securities	5,859	5,553
Total investment securities	$257,217	$265,169

Gross gains and losses realized related to the sales of securities available for sale for the three- and six-month periods ended June 30, 2014, and 2013, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$154,603	$124,344	$509,891	$215,935
Gross security gains	974	2,662	3,446	6,283
Gross security losses	120	595	1,811	789

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2014, and December 31, 2013. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2013, and December 31, 2012, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
U.S. government corporations and agencies	$8,705	$(39)	$—	$—	$8,705	$(39)
Mortgage-backed securities	397,376	(5,905)	303,801	(5,588)	701,177	(11,493)
Obligations of states and political subdivisions	1,899	(4)	61,974	(1,610)	63,873	(1,614)
Total temporarily impaired securities	$407,980	$(5,948)	$365,775	$(7,198)	$773,755	$(13,146)
December 31, 2013
U.S. government corporations and agencies	$196,345	$(2,001)	$—	$—	$196,345	$(2,001)
Mortgage-backed securities	640,684	(17,064)	118,229	(5,510)	758,913	(22,574)
Obligations of states and political subdivisions	196,987	(11,452)	10,714	(950)	207,701	(12,402)
Total temporarily impaired securities	$1,034,016	$(30,517)	$128,943	$(6,460)	$1,162,959	$(36,977)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Mortgage-backed securities	$—	$—	$2,821	$(552)	$2,821	$(552)
Obligations of states and political subdivisions	2,161	(406)	47,029	(1,789)	49,190	(2,195)
Total temporarily impaired securities	$2,161	$(406)	$49,850	$(2,341)	$52,011	$(2,747)
December 31, 2013
Mortgage-backed securities	$2,170	$(319)	$834	$(2)	$3,004	$(321)
Obligations of states and political subdivisions	47,175	(3,508)	21,505	(2,232)	68,680	(5,740)
Total temporarily impaired securities	$49,345	$(3,827)	$22,339	$(2,234)	$71,684	$(6,061)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended June 30, 2014, or December 31, 2013.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—	$—
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	—	—
Accretion of non-credit related impairment	(24)	(24)	(48)	(48)
Total changes to AOCI for non-credit related impairment	(24)	(24)	(48)	(48)
Total OTTI losses (accretion) recorded on debt securities, net	$(24)	$(24)	$(48)	$(48)

Heartland has not experienced any OTTI writedowns since the initial impairment charge in 2012.

Included in other securities at June 30, 2014 and December 31, 2013, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle, and Topeka at an amortized cost of $14.7 million and $15.6 million, respectively.

NOTE 3: LOANS AND LEASES

Loans and leases as of June 30, 2014, and December 31, 2013, were as follows, in thousands:

	June 30, 2014	December 31, 2013
Loans and leases receivable held to maturity:
Commercial	$1,027,123	$950,197
Commercial real estate	1,623,394	1,529,683
Agricultural and agricultural real estate	389,918	376,735
Residential real estate	341,697	349,349
Consumer	315,234	294,145
Gross loans and leases receivable held to maturity	3,697,366	3,500,109
Unearned discount	(111)	(168)
Deferred loan fees	(2,521)	(2,989)
Total net loans and leases receivable held to maturity	3,694,734	3,496,952
Loans covered under loss share agreements:
Commercial and commercial real estate	1,208	2,314
Agricultural and agricultural real estate	567	543
Residential real estate	1,995	2,280
Consumer	609	612
Total loans covered under loss share agreements	4,379	5,749
Allowance for loan and lease losses	(40,892)	(41,685)
Loans and leases receivable, net	$3,658,221	$3,461,016

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

The following table shows the balance in the allowance for loan and lease losses at June 30, 2014, and December 31, 2013, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2014.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2014
Commercial	$1,047	$10,880	$11,927	$9,704	$1,017,419	$1,027,123
Commercial real estate	476	14,204	14,680	25,134	1,598,260	1,623,394
Agricultural and agricultural real estate	57	2,731	2,788	5,613	384,305	389,918
Residential real estate	581	3,234	3,815	8,321	333,376	341,697
Consumer	1,551	5,965	7,516	5,869	309,365	315,234
Unallocated	—	166	166	—	—	—
Total	$3,712	$37,180	$40,892	$54,641	$3,642,725	$3,697,366
December 31, 2013
Commercial	$2,817	$10,282	$13,099	$14,644	$935,553	$950,197
Commercial real estate	818	13,334	14,152	28,299	1,501,384	1,529,683
Agricultural and agricultural real estate	756	2,236	2,992	16,667	360,068	376,735
Residential real estate	605	3,115	3,720	7,214	342,135	349,349
Consumer	1,721	6,001	7,722	5,137	289,008	294,145
Unallocated	—	—	—	—	—	—
Total	$6,717	$34,968	$41,685	$71,961	$3,428,148	$3,500,109

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at June 30, 2014, and December 31, 2013, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at June 30, 2014, and December 31, 2013.

	June 30, 2014	December 31, 2013
Nonaccrual loans	$24,321	$29,313
Nonaccrual troubled debt restructured loans	4,755	13,081
Total nonaccrual loans	$29,076	$42,394
Accruing loans past due 90 days or more	$—	$24
Performing troubled debt restructured loans	$12,076	$19,353

The following tables provide information on troubled debt restructured loans that were modified during the three and six months ended June 30, 2014, and June 30, 2013, dollars in thousands:

	Three Months Ended June 30,
	2014			2013
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	2	$13,203	$13,203
Commercial real estate	1	298	298	—	—	—
Total commercial and commercial real estate	1	298	298	2	13,203	13,203
Agricultural and agricultural real estate	2	3,357	3,357	—	—	—
Residential real estate	1	38	38	1	50	50
Consumer	—	—	—	1	166	166
Total	4	$3,693	$3,693	4	$13,419	$13,419

	Six Months Ended June 30,
	2014			2013
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	3	$17,873	$17,873
Commercial real estate	1	298	298	—	—	—
Total commercial and commercial real estate	1	298	298	3	17,873	17,873
Agricultural and agricultural real estate	2	3,357	3,357	3	2,576	2,576
Residential real estate	1	38	38	3	696	696
Consumer	—	—	—	1	166	166
Total	4	$3,693	$3,693	10	$21,311	$21,311

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At June 30, 2014, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

The following tables provide information on troubled debt restructured loans for which there was a payment default during the three months and six months ended June 30, 2014, and June 30, 2013, in thousands, that had been modified during the twelve-month period prior to the default:

	With Payment Defaults During the Following Periods
	Three Months Ended June 30,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	1	$4,670
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	1	4,670
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	1	$4,670

	With Payment Defaults During the Following Periods
	Six Months Ended June 30,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	1	$4,670
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	1	4,670
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	1	$4,670

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of June 30, 2014, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at June 30, 2014, and December 31, 2013, in thousands:

	Pass	Nonpass	Total
June 30, 2014
Commercial	$940,681	$86,442	$1,027,123
Commercial real estate	1,469,964	153,430	1,623,394
Total commercial and commercial real estate	2,410,645	239,872	2,650,517
Agricultural and agricultural real estate	364,248	25,670	389,918
Residential real estate	324,114	17,583	341,697
Consumer	305,426	9,808	315,234
Total gross loans and leases receivable held to maturity	$3,404,433	$292,933	$3,697,366
December 31, 2013
Commercial	$871,825	$78,372	$950,197
Commercial real estate	1,390,820	138,863	1,529,683
Total commercial and commercial real estate	2,262,645	217,235	2,479,880
Agricultural and agricultural real estate	335,821	40,914	376,735
Residential real estate	333,161	16,188	349,349
Consumer	284,148	9,997	294,145
Total gross loans and leases receivable held to maturity	$3,215,775	$284,334	$3,500,109

The nonpass category in the table above is comprised of approximately 70% special mention and 30% substandard as of June 30, 2014. The percent of nonpass loans on nonaccrual status as of June 30, 2014, was 10%. As of December 31, 2013, the nonpass category in the table above was comprised of approximately 59% special mention, 38% substandard, and 3% doubtful. The percent of nonpass loans on nonaccrual status as of December 31, 2013, was 15%. Loans delinquent 30 to 89 days as a percent of total loans were 0.25% at June 30, 2014, compared to .30% at December 31, 2013. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at June 30, 2014, and December 31, 2013, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
June 30, 2014
Commercial	$623	$50	$—	$673	$1,019,720	$6,730	$1,027,123
Commercial real estate	2,717	848	—	3,565	1,607,593	12,236	1,623,394
Total commercial and commercial real estate	3,340	898	—	4,238	2,627,313	18,966	2,650,517
Agricultural and agricultural real estate	13	—	—	13	387,979	1,926	389,918
Residential real estate	857	—	—	857	335,235	5,605	341,697
Consumer	3,364	856	—	4,220	308,435	2,579	315,234
Total gross loans and leases receivable held to maturity	$7,574	$1,754	$—	$9,328	$3,658,962	$29,076	$3,697,366
December 31, 2013
Commercial	$697	$741	$—	$1,438	$935,508	$13,251	$950,197
Commercial real estate	3,042	199	24	3,265	1,511,618	14,800	1,529,683
Total commercial and commercial real estate	3,739	940	24	4,703	2,447,126	28,051	2,479,880
Agricultural and agricultural real estate	818	—	—	818	369,907	6,010	376,735
Residential real estate	1,199	56	—	1,255	342,735	5,359	349,349
Consumer	2,624	1,089	—	3,713	287,458	2,974	294,145
Total gross loans and leases receivable held to maturity	$8,380	$2,085	$24	$10,489	$3,447,226	$42,394	$3,500,109

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid contractual balance at June 30, 2014, and December 31, 2013; the outstanding loan balance recorded on the consolidated balance sheets at June 30, 2014, and December 31, 2013; any related allowance recorded for those loans as of June 30, 2014, and December 31, 2013; the average outstanding loan balance recorded on the consolidated balance sheets during the three months and six months ended June 30, 2014, and year ended December 31, 2013; and the interest income recognized on the impaired loans during the three months and six months ended June 30, 2014, and year ended December 31, 2013, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to- Date Avg. Loan Balance	Quarter-to- Date Interest Income Recognized	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
June 30, 2014
Impaired loans with a related allowance:
Commercial	$7,649	$7,573	$1,047	$6,408	$41	$7,053	$45
Commercial real estate	3,492	3,289	476	3,268	25	3,618	33
Total commercial and commercial real estate	11,141	10,862	1,523	9,676	66	10,671	78
Agricultural and agricultural real estate	3,368	3,368	57	1,427	68	4,254	70
Residential real estate	1,796	1,796	581	2,221	6	2,252	10
Consumer	4,348	4,339	1,551	4,191	29	4,321	60
Total loans held to maturity	$20,653	$20,365	$3,712	$17,515	$169	$21,498	$218
Impaired loans without a related allowance:
Commercial	$2,791	$2,131	$—	$2,580	$21	$3,969	$40
Commercial real estate	25,052	21,845	—	23,239	15	23,019	287
Total commercial and commercial real estate	27,843	23,976	—	25,819	36	26,988	327
Agricultural and agricultural real estate	3,397	2,245	—	4,375	3	4,546	7
Residential real estate	6,961	6,525	—	6,491	34	5,859	64
Consumer	1,530	1,530	—	1,893	2	1,769	17
Total loans held to maturity	$39,731	$34,276	$—	$38,578	$75	$39,162	$415
Total impaired loans held to maturity:
Commercial	$10,440	$9,704	$1,047	$8,988	$62	$11,022	$85
Commercial real estate	28,544	25,134	476	26,507	40	26,637	320
Total commercial and commercial real estate	38,984	34,838	1,523	35,495	102	37,659	405
Agricultural and agricultural real estate	6,765	5,613	57	5,802	71	8,800	77
Residential real estate	8,757	8,321	581	8,712	40	8,111	74
Consumer	5,878	5,869	1,551	6,084	31	6,090	77
Total impaired loans held to maturity	$60,384	$54,641	$3,712	$56,093	$244	$60,660	$633

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2013
Impaired loans with a related allowance:
Commercial	$7,901	$7,901	$2,817	$5,343	$38
Commercial real estate	9,164	8,909	818	7,686	282
Total commercial and commercial real estate	17,065	16,810	3,635	13,029	320
Agricultural and agricultural real estate	13,818	13,818	756	7,537	354
Residential real estate	2,460	2,460	605	3,179	13
Consumer	3,485	3,485	1,721	3,490	100
Total loans held to maturity	$36,828	$36,573	$6,717	$27,235	$787
Impaired loans without a related allowance:
Commercial	$7,724	$6,743	$—	$9,394	$89
Commercial real estate	24,830	19,390	—	25,676	538
Total commercial and commercial real estate	32,554	26,133	—	35,070	627
Agricultural and agricultural real estate	2,849	2,849	—	9,985	189
Residential real estate	5,345	4,754	—	4,198	80
Consumer	1,652	1,652	—	1,515	37
Total loans held to maturity	$42,400	$35,388	$—	$50,768	$933
Total impaired loans held to maturity:
Commercial	$15,625	$14,644	$2,817	$14,737	$127
Commercial real estate	33,994	28,299	818	33,362	820
Total commercial and commercial real estate	49,619	42,943	3,635	48,099	947
Agricultural and agricultural real estate	16,667	16,667	756	17,522	543
Residential real estate	7,805	7,214	605	7,377	93
Consumer	5,137	5,137	1,721	5,005	137
Total impaired loans held to maturity	$79,228	$71,961	$6,717	$78,003	$1,720

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

The carrying amount of the loans covered by these loss share agreements at June 30, 2014, and December 31, 2013, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	June 30, 2014			December 31, 2013
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$—	$1,208	$1,208	$549	$1,765	$2,314
Agricultural and agricultural real estate	—	567	567	—	543	543
Residential real estate	—	1,995	1,995	—	2,280	2,280
Consumer loans	520	89	609	538	74	612
Total Covered Loans	$520	$3,859	$4,379	$1,087	$4,662	$5,749

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At June 30, 2014, and December 31, 2013, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at June 30, 2014, and December 31, 2013.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 4: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2014, and June 30, 2013, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at March 31, 2014	$11,633	$13,010	$2,571	$3,671	$7,376	$312	$38,573
Charge-offs	(148)	(161)	(125)	(55)	(911)	—	(1,400)
Recoveries	208	514	2	30	214	—	968
Provision	234	1,317	340	169	837	(146)	2,751
Balance at June 30, 2014	$11,927	$14,680	$2,788	$3,815	$7,516	$166	$40,892

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$—	$41,685
Charge-offs	(7,065)	(1,084)	(1,636)	(204)	(2,069)	—	(12,058)
Recoveries	407	1,294	4	56	422	—	2,183
Provision	5,486	318	1,428	243	1,441	166	9,082
Balance at June 30, 2014	$11,927	$14,680	$2,788	$3,815	$7,516	$166	$40,892

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at March 31, 2013	$9,299	$15,190	$2,195	$3,266	$7,578	$—	$37,528
Charge-offs	(721)	(688)	—	(141)	(1,223)	—	(2,773)
Recoveries	124	579	87	19	197	—	1,006
Provision	734	(1,410)	773	436	1,329	—	1,862
Balance at June 30, 2013	$9,436	$13,671	$3,055	$3,580	$7,881	$—	$37,623

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$38,715
Charge-offs	(1,259)	(1,931)	(23)	(406)	(2,218)	—	(5,837)
Recoveries	905	765	99	26	451	—	2,246
Provision	(1,598)	364	841	417	2,475	—	2,499
Balance at June 30, 2013	$9,436	$13,671	$3,055	$3,580	$7,881	$—	$37,623

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

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $35.6 million at both June 30, 2014, and December 31, 2013. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2014, and December 31, 2013, are presented in the table below, in thousands:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$21,069	$11,539	$9,530	$21,069	$10,345	$10,724
Mortgage servicing rights	34,363	11,586	22,777	32,160	10,372	21,788
Customer relationship intangible	1,177	752	425	1,177	730	447
Total	$56,609	$23,877	$32,732	$54,406	$21,447	$32,959

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Six months ending December 31, 2014	$986	$2,553	$22	$3,561
Year ending December 31,
2015	1,780	5,056	42	6,878
2016	1,575	4,334	41	5,950
2017	1,393	3,611	40	5,044
2018	1,232	2,889	39	4,160
2019	1,056	2,167	38	3,261
Thereafter	1,508	2,167	203	3,878

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2014. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.20 billion and $3.05 billion as of June 30, 2014, and December 31, 2013, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $31.5 million at June 30, 2014, and $32.0 million at December 31, 2013.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both June 30, 2014, and December 31, 2013, no valuation allowance was required for any of the tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 10.88% and 9.65% for the June 30, 2014, and December 31, 2013, valuations, respectively. The discount rate was 9.67% and 10.15% for the June 30, 2014 and December 31, 2013, valuations, respectively. The average capitalization rate for the first six months of 2014 ranged from 0.83% to 1.16% compared to 0.79% and 1.39% for 2013. Fees collected for the servicing of mortgage loans for others were $4.2 million and $3.0 million for the six months ended June 30, 2014, and June 30, 2013, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six-month periods ended June 30, 2014 and 2013:

	2014	2013
Balance at January 1	$21,788	$15,653
Originations	3,344	7,209
Amortization	(2,355)	(3,737)
Valuation adjustment	—	496
Balance at June 30	$22,777	$19,621
Fair value of mortgage servicing rights	$31,471	$24,616
Mortgage servicing rights, net to servicing portfolio	0.71%	0.64%

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, and forward sales of mortgage securities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $5.2 million and $5.4 million of cash as collateral at June 30, 2014, and December 31, 2013, respectively. Heartland's counterparties were required to pledge $0 and $540,000 at June 30, 2014, and December 31, 2013, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 7, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2014, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income (loss) to interest expense totaling $1.1 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense will total $2.3 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2014, and December 31, 2013, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2014
Interest rate swap	$11,053	$(362)	Other Liabilities	2.903%	5.140%	04/20/2016
Interest rate swap	25,000	(310)	Other Liabilities	0.232%	2.255%	03/17/2021
Interest rate swap	20,000	(1,328)	Other Liabilities	0.227%	3.220%	03/01/2017
Interest rate swap	20,000	(1,827)	Other Liabilities	0.230%	3.355%	01/07/2020
Interest rate swap	10,000	(41)	Other Liabilities	0.234%	1.674%	03/26/2019
Interest rate swap	10,000	(40)	Other Liabilities	0.232%	1.658%	03/18/2019
December 31, 2013
Interest rate swap	$11,719	$(457)	Other Liabilities	2.917%	5.140%	04/20/2016
Interest rate swap	25,000	(146)	Other Liabilities	0.244%	2.580%	03/17/2014
Interest rate swap	20,000	(1,507)	Other Liabilities	0.239%	3.220%	03/01/2017
Interest rate swap	20,000	(1,587)	Other Liabilities	0.243%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2014, and June 30, 2013, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2014
Interest rate swap	$44	Interest Expense	$(64)	Other Income	$—
Interest rate swap	(372)	Interest Expense	(129)	Other Income	—
Interest rate swap	65	Interest Expense	(151)	Other Income	—
Interest rate swap	(159)	Interest Expense	(156)	Other Income	—
Interest rate swap	(86)	Interest Expense	(37)	Other Income	—
Interest rate swap	(85)	Interest Expense	(36)	Other Income	—
Interest rate swap	—	Interest Expense	—	Other Income	—

Six Months Ended June 30, 2014
Interest rate swap	$95	Interest Expense	$(129)	Other Income	$—
Interest rate swap	(310)	Interest Expense	(129)	Other Income	—
Interest rate swap	179	Interest Expense	(302)	Other Income	—
Interest rate swap	(240)	Interest Expense	(315)	Other Income	—
Interest rate swap	(41)	Interest Expense	(37)	Other Income	—
Interest rate swap	(40)	Interest Expense	(36)	Other Income	—
Interest rate swap	146	Interest Expense	(146)	Other Income	—

Three Months Ended June 30, 2013
Interest rate swap	$(110)	Interest Expense	$(80)	Other Income	$—
Interest rate swap	(11)	Interest Expense	(120)	Other Income	—
Interest rate swap	(281)	Interest Expense	(134)	Other Income	—
Interest rate swap	(653)	Interest Expense	(146)	Other Income	—

Six Months Ended June 30, 2013
Interest rate swap	$(44)	Interest Expense	$(151)	Other Income	$—
Interest rate swap	132	Interest Expense	(262)	Other Income	—
Interest rate swap	(150)	Interest Expense	(276)	Other Income	—
Interest rate swap	(406)	Interest Expense	(296)	Other Income	—

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at June 30, 2014, and December 31, 2013, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2014
Interest rate lock commitments (mortgage)	Other Assets	$121,884	$4,422
Forward commitments	Other Assets	79,383	347
Forward commitments	Other Liabilities	229,957	(2,253)
December 31, 2013
Interest rate lock commitments (mortgage)	Other Assets	$63,370	$1,809
Forward commitments	Other Assets	117,637	1,206
Forward commitments	Other Liabilities	53,277	(133)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2014, and June 30, 2013, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
Three Months Ended June 30, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$3,435
Forward commitments	Gains on sale of loans held for sale	(1,837)

Six Months Ended June 30, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$5,317
Forward commitments	Gains on sale of loans held for sale	(2,979)

Three Months Ended June 30, 2013
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(8,105)
Forward commitments	Gains on sale of loans held for sale	9,769

Six Months Ended June 30, 2013
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(11,266)
Forward commitments	Gains on sale of loans held for sale	10,141

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014, and December 31, 2013, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Assets
Trading securities	$—	$—	$—	$—
Securities available for sale
U.S. government corporations and agencies	46,659	2,551	44,108	—
Mortgage-backed securities	1,164,881	—	1,159,994	4,887
Obligations of states and political subdivisions	196,213	—	196,213	—
Equity securities	5,056	—	5,056	—
Derivative financial instruments	—	—	—	—
Interest rate lock commitments	4,422	—	—	4,422
Forward commitments	347	—	347	—
Total assets at fair value	$1,417,578	$2,551	$1,405,718	$9,309
Liabilities
Derivative financial instruments	$3,908	$—	$3,908	$—
Forward commitments	2,253	—	2,253	—
Total liabilities at fair value	$6,161	$—	$6,161	$—
December 31, 2013
Assets
Trading securities	$1,801	$1,801	$—	$—
Securities available for sale
U.S. government corporations and agencies	218,303	4,084	214,219	—
Mortgage-backed securities	1,143,947	—	1,140,649	3,298
Obligations of states and political subdivisions	266,624	—	266,624	—
Equity securities	5,028	—	5,028	—
Interest rate lock commitments	1,809	—	—	1,809
Forward commitments	1,206	—	1,206	—
Total assets at fair value	$1,638,718	$5,885	$1,627,726	$5,107
Liabilities
Derivative financial instruments	$3,697	$—	$3,697	$—
Forward commitments	133	—	133	—
Total liabilities at fair value	$3,830	$—	$3,830	$—

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

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$2,881	$—	$—	$2,881	$153
Commercial real estate	7,277	—	—	7,277	47
Agricultural and agricultural real estate	1,318	—	—	1,318	1,152
Residential real estate	2,322	—	—	2,322	—
Consumer	2,788	—	—	2,788	9
Total collateral dependent impaired loans	$16,586	$—	$—	$16,586	$1,361
Other real estate owned	$24,395	$—	$—	$24,395	$921

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$7,229	$—	$—	$7,229	$919
Commercial real estate	7,749	—	—	7,749	1,881
Agricultural and agricultural real estate	13,062	—	—	13,062	—
Residential real estate	3,396	—	—	3,396	—
Consumer	1,763	—	—	1,763	—
Total collateral dependent impaired loans	$33,199	$—	$—	$33,199	$2,800
Other real estate owned	$29,852	$—	$—	$29,852	$2,799

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 6/30/14	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$4,887	Discounted cash flows	Pretax discount rate	7.00 - 8.50%
			Actual defaults	12.71-20.14% (15.52%)
			Actual deferrals	6.25-22.35% (11.32%)
Interest rate lock commitments	4,422	Discounted cash flows	Closing ratio	(1)

Collateral dependent impaired loans:
Commercial	2,881	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Commercial real estate	7,277	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Agricultural and agricultural real estate	1,318	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Residential real estate	2,322	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Consumer	2,788	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Other real estate owned	24,395	Modified appraised value	Third party appraisal	(2)
			Appraisal discount

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The closing ratio at June 30, 2014 was 84%.

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

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis is summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Balance at January 1,	$3,298	$4,089
Total gains (losses):
Included in earnings	—	(1,587)
Included in other comprehensive income	1,656	826
Purchases, issuances, sales and settlements:
Purchases	—	—
Sales	(67)	(30)
Settlements	—	—
Balance at period end	$4,887	$3,298

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Balance at January 1,	$1,809	$9,353
Total gains (losses) included in earnings	5,317	(10,518)
Settlements	(2,704)	2,974
Balance at period end	$4,422	$1,809

Gains included in gains (losses) on sales of loans held for sale attributable to interest rate lock commitments held at June 30, 2014, and December 31, 2013, were $4.4 million and $1.8 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of June 30, 2014, and December 31, 2013, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$102,660	$102,660	$102,660	$—	$—
Time deposits in other financial institutions	3,105	3,105	3,105	—	—
Securities:
Trading	—	—	—	—	—
Available for sale	1,412,809	1,412,809	2,551	1,405,371	4,887
Held to maturity	257,217	265,169	—	265,169	—
Other investments	20,932	20,932	—	20,697	235
Loans held for sale	87,173	87,173	—	87,173	—
Loans, net:
Commercial	1,014,559	999,470	—	996,589	2,881
Commercial real estate	1,608,731	1,611,816	—	1,604,539	7,277
Agricultural and agricultural real estate	387,604	386,728	—	385,410	1,318
Residential real estate	339,102	327,205	—	324,883	2,322
Consumer	308,225	312,176	—	309,388	2,788
Total Loans, net	3,658,221	3,637,395	—	3,620,809	16,586
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	4,422	4,422	—	—	4,422
Forward commitments	347	347	—	347	—
Financial liabilities:
Deposits
Demand deposits	1,221,703	1,221,703	—	1,221,703	—
Savings deposits	2,556,784	2,556,784	—	2,556,784	—
Time deposits	862,995	862,995	—	862,995	—
Short term borrowings	420,494	420,494	—	420,494	—
Other borrowings	329,715	332,966	—	332,966	—
Derivative financial instruments	3,908	3,908	—	3,908	—
Forward commitments	2,253	2,253	—	2,253	—

			Fair Value Measurements at December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$125,270	$125,270	$125,270	$—	$—
Securities:
Trading	1,801	1,801	1,801	—	—
Available for sale	1,633,902	1,633,902	4,084	1,626,520	3,298
Held to maturity	237,498	237,437	—	237,437	—
Other investments	21,843	21,843	—	21,608	235
Loans held for sale	46,665	46,665	—	46,665	—
Loans, net:
Commercial	936,305	930,501	—	923,272	7,229
Commercial real estate	1,516,352	1,512,773	—	1,505,024	7,749
Agricultural and agricultural real estate	374,203	378,086	—	365,024	13,062
Residential real estate	347,266	335,362	—	331,966	3,396
Consumer	286,890	273,139	—	271,376	1,763
Total Loans, net	3,461,016	3,429,861	—	3,396,662	33,199
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	1,809	1,809	—	—	1,809
Forward commitments	1,206	1,206	—	1,206	—
Financial liabilities:
Deposits
Demand deposits	1,238,581	1,238,581	—	1,238,581	—
Savings deposits	2,535,242	2,535,242	—	2,535,242	—
Time deposits	892,676	892,676	—	892,676	—
Short term borrowings	408,756	408,756	—	408,756	—
Other borrowings	350,109	355,923	—	355,923	—
Derivative financial instruments	3,697	3,697	—	3,697	—
Forward commitments	133	133	—	133	—

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

NOTE 8: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three- and six-month periods ended June 30, 2014, and 2013, in thousands.

	Three Months Ended June 30,
	2014			2013
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$50,285	$514	$50,799	$38,352	$572	$38,924
Provision for loan losses	2,751	—	2,751	1,862	—	1,862
Total noninterest income	11,193	9,544	20,737	10,327	12,931	23,258
Total noninterest expense	42,745	11,116	53,861	34,669	12,497	47,166
Income (loss) before taxes	$15,982	$(1,058)	$14,924	$12,148	$1,006	$13,154
Segment Assets	$5,799,636	$114,282	$5,913,918	$4,840,157	$119,599	$4,959,756
Average Loans	$3,621,543	$70,616	$3,692,159	$2,807,873	$97,905	$2,905,778

	Six Months Ended June 30,
	2014			2013
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$98,140	$1,271	$99,411	$76,676	$915	$77,591
Provision for loan losses	9,082	—	9,082	2,499	—	2,499
Total noninterest income	22,596	16,868	39,464	23,219	26,006	49,225
Total noninterest expense	84,959	21,317	106,276	68,688	24,724	93,412
Income (loss) before taxes	$26,695	$(3,178)	$23,517	$28,708	$2,197	$30,905
Segment Assets	$5,799,636	$114,282	$5,913,918	$4,840,157	$119,599	$4,959,756
Average Loans	$3,575,284	$56,693	$3,631,977	$2,796,409	$95,040	$2,891,449

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2013. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

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

Net income available to common stockholders was $10.6 million, or $0.56 per diluted common share, for the quarter ended June 30, 2014, compared to $9.4 million, or $0.54 per diluted common share, for the second quarter of 2013. Return on average common equity was 11.14% and return on average assets was 0.73% for the second quarter of 2014, compared to 11.28% and 0.76%, respectively, for the same quarter in 2013.

Positively affecting net income for the quarter as compared to the same quarter last year was a $11.9 million increase in net interest income, largely due to strong loan growth and the acquisition of Morrill & Janes Bank and Trust Company completed during the last quarter of 2013. This improvement was offset by a $4.3 million decrease in gains on sale of loans held for sale, resulting from weaker mortgage loan volumes, and a $6.7 million increase in noninterest expenses, primarily due to the added expenses at Morrill & Janes Bank and Trust Company.

Net income available to common stockholders for the first six months of 2014 was $17.3 million, or $0.92 per diluted common share, compared to $21.4 million, or $1.25 per diluted common share, recorded during the first six months of 2013. Return on average common equity was 9.32% and return on average assets was 0.60% for the first six months of 2014, compared to 13.19% and 0.88%, respectively, for the same period in 2013.

Net income for the first six months of 2014 was $4.4 million lower than the first six months of 2013, primarily as a result of a $6.6 million increase in provision for loan and lease losses. A large portion of this increase was the result of a charge-off on one significant credit during the first quarter of 2014. Positively affecting net income for the first six months of 2014 was a $21.8 million increase in net interest income, largely due to strong loan growth, the acquisition of Morrill & Janes Bank and Trust

Company completed during the last quarter of 2013 and a lower cost of funds. This improvement was offset by a $11.0 million decrease in gains on sale of loans held for sale, resulting from weaker mortgage loan volumes, and a $12.9 million increase in noninterest expenses, primarily due to the added expenses of Morrill & Janes Bank and Trust Company.

Total assets were $5.91 billion at June 30, 2014, a decrease of $9.8 million since year-end 2013. Securities represented 29% of total assets at June 30, 2014, compared to 32% at year-end 2013, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth.

Total loans and leases held to maturity were $3.69 billion at June 30, 2014, compared to $3.50 billion at year-end 2013, an increase of $197.8 million or 11% annualized, with $117.0 million or 59% of this growth occurring in the second quarter. All of the loan growth during the first six months of 2014 was organic, with commercial and commercial real estate loans representing the largest portion.

Total deposits were $4.64 billion as of June 30, 2014, compared to $4.67 billion at year-end 2013, a decrease of $25.0 million or 1% annualized. The composition of Heartland's deposits remained favorable as no-cost demand deposits as a percentage of total deposits was 26% at June 30, 2014, while higher-cost certificates of deposit as a percentage of total deposits was 19% at June 30, 2014. With a continued decline in time deposits, Heartland's cost of funds has trended lower.

Common stockholders' equity was $390.7 million at June 30, 2014, compared to $357.8 million at year-end 2013. Book value per common share was $21.16 at June 30, 2014, compared to $19.44 at year-end 2013. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $2.5 million at June 30, 2014, compared to unrealized losses of $15.1 million at December 31, 2013.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.04% during the second quarter of 2014 compared to 3.92% during the first quarter of 2014 and 3.71% during the second quarter of 2013. For the first six months of 2014, net interest margin was 3.98% compared to 3.74% for the first six months of 2013. Net interest margin during 2014 benefited from loan growth, better asset mix, improved yield on securities and a continued decrease in deposit costs. With deposit rates at close to the bottom of their manageable range and reinvestment rates on maturing securities at dramatically lower levels, the sustainability of net interest margin as a percentage at current levels will be contingent on management's ability to shift dollars from the securities portfolio into the loan portfolio. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

Interest income increased $11.5 million or 24% to $59.3 million in the second quarter of 2014 from the $47.8 million recorded in the second quarter of 2013. After adjustment to add $2.7 million for the second quarter of 2014 and $2.4 million for the second quarter of 2013 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the second quarter of 2014 was $62.0 million compared to $50.2 million in the second quarter of 2013. Interest income increased $21.0 million or 22% to $116.5 million for the first six months of 2014 from the $95.5 million recorded in the first six months of 2013. After adjustment to add $5.2 million for the first six months of 2014 and $4.7 million for the first six months of 2013 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the first six months of 2014 was $121.7 million compared to $100.2 million in the first six months of 2013. These increases in interest income were due to increases in both average earning assets and the interest rate earned on those assets. The average interest rate earned on total earning assets was 4.68% during the second quarter of 2014 compared to 4.51% during the second quarter of 2013, and 4.63% during the first six months of 2014 compared to 4.56% during the first six months of 2013. Average earning assets increased $859.2 million or 19% during the second quarter of 2014 compared to the second quarter of 2013, with approximately $804.8 million attributable to the Morrill & Janes Bank and Trust Company acquisition completed during the fourth quarter of 2013. Average earning assets increased $866.7 million or 20% during the first six months of 2014 compared to the first six months of 2013, with approximately $807.4 million attributable to the Morrill & Janes Bank and Trust Company. The composition of average earning assets shifted to a more favorable mix as loans, generally a higher-yielding asset, comprised 69% of total average earning assets during the second quarter of 2014 compared to 64% during the second quarter of 2013 and 68% during the first six months of 2014 compared to 64% during the first six months of 2013.

Interest expense for the second quarter of 2014 was $8.5 million, a decrease of $411,000 or 5% from $8.9 million in the second quarter of 2013. For the first six months of 2014, interest expense was $17.2 million compared to $17.9 million during the first six months of 2013, a decrease of $772,000 or 4%. Even though average interest bearing liabilities increased $657.5 million or

19% for the quarter ended June 30, 2014, as compared to the same quarter in 2013, the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 21 basis points decreasing from 1.04% in the second quarter of 2013 to 0.83% in the second quarter of 2014. For the six months ended on June 30, average interest bearing liabilities increased $667.2 million or 19% for 2014 as compared to 2013 and the average interest rate paid on these interest bearing deposits and borrowings declined 21 basis points decreasing from 1.05% in the first six months of 2013 to 0.84% in the first six months of 2014. Contributing to these improvements in interest expense was a continued favorable change in the mix of deposits. Average savings balances, the lowest cost interest-bearing deposits, as a percentage of total average interest bearing deposits was 75% during the second quarter of 2014, compared to 70% for the second quarter of 2013, and 74% during the first six months of 2014 compared to 70% during the first six months of 2013. The average interest rate paid on savings deposits was 0.32% during the second quarter of 2014 compared to 0.30% during the second quarter of 2013 and the average interest rate paid on time deposits was 1.14% during the second quarter of 2014 compared to 1.69% during the second quarter of 2013. The average interest rate paid on savings deposits was 0.33% during the first six months of 2014 compared to 0.32% during the first six months of 2013 and the average interest rate paid on time deposits was 1.18% during the first six months of 2014 compared to 1.65% during the first six months of 2013. Management continues to look for opportunities to reduce Heartland's funding costs. The greatest potential resides in the certificates of deposit portfolio with approximately $100 million maturing per quarter at average interest rates around 1.10%. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.40% and 0.50%. The rates currently paid on Heartland's non-maturity deposits are effectively approaching a floor and management believes there is less flexibility to pay lower rates on these deposits in the future.

Net interest income increased $11.9 million or 31% to $50.8 million in the second quarter of 2014 from the $38.9 million recorded in the second quarter of 2013. Net interest income on a tax-equivalent basis totaled $53.5 million during the second quarter of 2014, an increase of $12.2 million or 30% from the $41.3 million recorded during the second quarter of 2013. For the first six months of 2014, net interest income increased $21.8 million or 28% to $99.4 million in 2014 from the $77.6 million recorded in 2013. Net interest income on a tax-equivalent basis totaled $104.5 million during the first six months of 2014, an increase of $22.3 million or 27% from the $82.3 million recorded during the first six months of 2013.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended June 30, 2014 and 2013
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,287,411	$7,447	2.32%	$1,191,838	$4,712	1.59%
Nontaxable(1)	374,093	5,705	6.12	392,298	5,169	5.28
Total securities	1,661,504	13,152	3.17	1,584,136	9,881	2.50
Interest bearing deposits	7,236	7	0.39	9,607	2	—
Federal funds sold	202	—	—	160	—	—
Loans and leases:
Commercial and commercial real estate(1)	2,584,110	31,418	4.88	1,998,000	25,266	5.07
Residential mortgage	428,160	4,617	4.33	334,706	3,473	4.16
Agricultural and agricultural real estate(1)	371,191	4,742	5.12	322,438	4,204	5.23
Consumer	308,698	6,484	8.42	250,634	5,926	9.48
Fees on loans	—	1,604	—	—	1,436	—
Less: allowance for loan and lease losses	(39,952)	—	—	(37,758)	—	—
Net loans and leases	3,652,207	48,865	5.37	2,868,020	40,305	5.64
Total earning assets	5,321,149	62,024	4.68%	4,461,923	50,188	4.51%
Nonearning assets	478,955			470,929
Total assets	$5,800,104			$4,932,852
Interest Bearing Liabilities
Savings	$2,585,831	$2,090	0.32%	$2,011,051	$1,509	0.30%
Time, $100,000 and over	328,950	842	1.03	313,760	1,169	1.49
Other time deposits	543,326	1,645	1.21	528,775	2,388	1.81
Short-term borrowings	300,936	202	0.27	243,665	108	0.18
Other borrowings	332,190	3,685	4.45	336,435	3,702	4.41
Total interest bearing liabilities	4,091,233	8,464	0.83%	3,433,686	8,876	1.04%
Noninterest bearing liabilities
Noninterest bearing deposits	1,207,886			1,018,359
Accrued interest and other liabilities	38,726			65,831
Total noninterest bearing liabilities	1,246,612			1,084,190
Stockholders' Equity	462,259			414,976
Total Liabilities and Stockholders' Equity	$5,800,104			$4,932,852
Net interest income(1)		$53,560			$41,312
Net interest spread(1)			3.85%			3.47%
Net interest income to total earning assets(1)			4.04%			3.71%
Interest bearing liabilities to earning assets	76.89%			76.96%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Six Months Ended June 30, 2014 and 2013
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,315,116	$15,208	2.33%	$1,188,223	$9,371	1.59%
Nontaxable(1)	386,438	10,508	5.48	381,644	10,089	5.33
Total securities	1,701,554	25,716	3.05	1,569,867	19,460	2.50
Interest bearing deposits	6,828	14	0.41	9,298	6	0.13
Federal funds sold	504	—	—	893	—	—
Loans and leases:
Commercial and commercial real estate(1)	2,542,457	61,730	4.90	1,990,270	50,826	5.15
Residential mortgage	414,254	8,967	4.37	334,227	6,912	4.17
Agricultural and agricultural real estate(1)	372,681	9,477	5.13	318,827	8,568	5.42
Consumer	302,585	12,668	8.44	248,125	11,750	9.55
Fees on loans	—	3,099	—	—	2,630	—
Less: allowance for loan and lease losses	(41,006)	—	—	(38,325)	—	—
Net loans and leases	3,590,971	95,941	5.39	2,853,124	80,686	5.70
Total earning assets	5,299,857	121,671	4.63%	4,433,182	100,152	4.56%
Nonearning assets	485,452			478,374
Total assets	$5,785,309			$4,911,556
Interest Bearing Liabilities
Savings	$2,562,256	$4,152	0.33%	$1,986,381	$3,142	0.32%
Time, $100,000 and over	334,615	1,717	1.03	314,755	2,339	1.50
Other time deposits	555,097	3,486	1.27	539,644	4,661	1.74
Short-term borrowings	303,489	428	0.28	236,747	256	0.22
Other borrowings	335,009	7,343	4.42	345,694	7,499	4.37
Total interest bearing liabilities	4,090,466	17,126	0.84%	3,423,221	17,897	1.05%
Noninterest bearing liabilities
Noninterest bearing deposits	1,197,715			995,951
Accrued interest and other liabilities	42,165			81,234
Total noninterest bearing liabilities	1,239,880			1,077,185
Stockholders' Equity	454,963			411,150
Total Liabilities and Stockholders' Equity	$5,785,309			$4,911,556
Net interest income(1)		$104,545			$82,255
Net interest spread(1)			3.79%			3.51%
Net interest income to total earning assets(1)			3.98%			3.74%
Interest bearing liabilities to earning assets	77.18%			77.22%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $2.8 million for the second quarter of 2014 compared to $1.9 million for the second quarter of 2013. This increase was primarily a result of the higher loan growth experienced during the second quarter of 2014. For the first six months of 2014, the provision for loan losses was $9.1 million compared to $2.5 million for the first six months of 2013. The first quarter 2014 provision included approximately $4.5 million to compensate for a charge-off on a single large credit.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2013, and under the caption "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of June 30, 2014, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three- and six-month periods indicated, in thousands:

	Three Months Ended June 30,
	2014	2013	Change	% Change
Service charges and fees	$5,254	$4,280	$974	23%
Loan servicing income	1,393	141	1,252	888
Trust fees	3,343	2,942	401	14
Brokerage and insurance commissions	1,158	1,087	71	7
Securities gains, net	854	2,067	(1,213)	(59)
Gain (loss) on trading account securities, net	—	262	(262)	(100)
Gains on sale of loans held for sale	8,796	13,048	(4,252)	(33)
Loss on sales/valuations of other real estate and repossessed assets, net	(798)	(1,600)	802	50
Valuation adjustment on mortgage servicing rights	—	—	—	—
Income on bank owned life insurance	339	315	24	8
Other noninterest income	398	716	(318)	(44)
Total noninterest income	$20,737	$23,258	$(2,521)	(11)%

	Six Months Ended June 30,
	2014	2013	Change	% Change
Service charges and fees	$10,150	$8,288	$1,862	22%
Loan servicing income	2,904	267	2,637	988
Trust fees	6,553	5,846	707	12
Brokerage and insurance commissions	2,281	2,038	243	12
Securities gains, net	1,635	5,494	(3,859)	(70)
Gain (loss) on trading account securities, net	(38)	576	(614)	(107)
Gains on sale of loans held for sale	15,175	26,205	(11,030)	(42)
Loss on sales/valuations of other real estate and repossessed assets, net	(921)	(2,101)	1,180	(56)
Valuation adjustment on mortgage servicing rights	—	496	(496)	(100)
Income on bank owned life insurance	702	720	(18)	(3)
Other noninterest income	1,023	1,396	(373)	(27)
Total noninterest income	$39,464	$49,225	$(9,761)	(20)%

During 2014, Heartland made reclassification changes to two components of noninterest income. These reclassifications are presented in both the current and prior reporting periods and did not affect the financial results. Heartland believes these reclassifications are more consistent with industry reporting practices. The first change was the reclassification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. For the three-month period ended on June 30, 2013, $4.0 million was reclassified from loan servicing income to gain on sale of loans held for sale. For the six-month period ended June 30, 2013, $7.2 million was reclassified from loan servicing income to gain on sale of loans held for sale. The second change was the reclassification of loss on sales/valuations of other real estate and repossessed assets, net, from other real estate and loan collection expenses to a new noninterest income category. For the three months ended June 30, 2013, losses of $1.6 million were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net. For the six months ended June 30, 2013, losses of $2.1 million were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net.

Noninterest income was $20.7 million during the second quarter of 2014 compared to $23.3 million during the second quarter of 2013, a decrease of $2.5 million or 11%. For the six-month period ended on June 30, noninterest income was $39.5 million in 2014 compared to $49.2 million in 2013, a decrease of $9.8 million or 20%. These decreases were primarily due to reductions in the amount of gains on sale of loans held for sale and securities gains. The negative impact of these decreases was partially offset by higher service charges and fees, loan servicing income, trust fees and brokerage and insurance commissions.

Service charges and fees increased $974,000 or 23% during the quarters under comparison and $1.9 million or 22% during the six-month periods under comparison, with approximately $783,000 for the quarter and $1.5 million for the six-month period attributable to the service charges and fees collected at Morrill & Janes Bank and Trust Company. Service charges on checking and savings accounts recorded during the second quarter of 2014 were $1.3 million compared to $1.2 million during the second quarter of 2013, an increase of $49,000 or 4%. For the six months ended June 30, service charges on checking and savings accounts totaled $2.5 million during 2014 compared to $2.3 million during 2013, an increase of $209,000 or 9%. Overdraft fees were $1.5 million during the second quarter of 2014 compared to $1.4 million during the second quarter of 2013, an increase of $136,000 or 10%. For the six months ended June 30, overdraft fees totaled $2.9 million during 2014 compared to $2.7 million during 2013, an increase of $193,000 or 7%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.8 million during the second quarter of 2014 compared to $1.5 million during the second quarter of 2013, an increase of $364,000 or 25%. These same fees were $3.5 million during the first six months of 2014 compared to $2.8 million during the first six months of 2013, an increase of $654,000 or 23%. These increases are primarily attributable to a larger demand deposit customer base in 2014, a portion of which is due to the Morrill & Janes Bank and Trust Company acquisition completed during the last quarter of 2013. Morrill & Janes Bank and Trust Company contributed $439,000 to these fees for credit card services during the second quarter of 2014 and $838,000 during the first six months of 2014. During the fourth quarter of 2014, Heartland will be replicating the enhanced credit card services provided by Morrill & Janes Bank and Trust Company to its other bank subsidiaries.

Loan servicing income totaled $1.4 million during the second quarter of 2014 compared to $141,000 during the second quarter of 2013. On a six-month comparative basis, loan servicing income totaled $2.9 million during the first six months of 2014 compared to $267,000 during the same period in 2013. Loan servicing income includes the fees collected for the servicing of mortgage loans for others, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sales of mortgage loans. Fees collected for the servicing of mortgage loans for others were $2.1 million during the second quarter of 2014 compared to $1.6 million during the second quarter of 2013, an increase of $507,000 or 31%. For the first six months of the year, the fees collected for the servicing of mortgage loans for others were $4.2 million compared to $3.0 million during the same period in 2013, an increase of $1.2 million or 38%. The portfolio of mortgage loans serviced for others by Heartland totaled $3.20 billion at June 30, 2014, compared to $2.68 billion at June 30, 2013. Also included in loan servicing income is the amortization of mortgage servicing rights which was $1.3 million during the second quarter of 2014 compared to $2.0 million during the second quarter of 2013, a decrease of $700,000 or 35%. For the first six months of the year, the amortization of mortgage servicing rights was $2.3 million during 2014 compared to $3.7 million during 2013, a decrease of $1.4 million or 37%. As the average life of Heartland’s mortgage servicing rights increased during the first quarter of 2014 to 84 months from 60 months one year ago, the monthly amortization expense was reduced.

Gains on sale of loans held for sale totaled $8.8 million during the second quarter of 2014 compared to $13.0 million during the second quarter of 2013, a decrease of $4.2 million or 33%. During the first six months of 2014, gains on sale of loans held for sale totaled $15.2 million compared to $26.2 million during the same period in 2013, a decrease of $11.0 million or 42%. These decreases were related to the flat or moderately increasing interest rate environment in the first six months of 2014, as opposed to an extremely low interest rate environment in the first half of 2013 that encouraged mortgage loan refinancings. The volume of mortgage loans sold totaled $208.4 million during the second quarter of 2014, a 53% decrease from the $445.5 million sold during the second quarter of 2013. The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Mortgage Servicing Fees	$2,119	$2,067	$1,951	$1,903	$1,613
Mortgage Servicing Rights Amortization	(1,276)	(1,079)	(1,766)	(1,811)	(1,976)
Total Residential Mortgage Loan Servicing Income	$843	$988	$185	$92	$(363)
Valuation Adjustment on Mortgage Servicing Rights	$—	$—	$—	$—	$—
Gains On Sale of Residential Mortgage Loans	$8,583	$6,341	$2,503	$8,665	$12,970
Total Residential Mortgage Loan Applications	$460,533	$316,829	$293,115	$416,128	$653,461
Residential Mortgage Loans Originated	$277,895	$175,249	$232,150	$349,012	$470,813
Residential Mortgage Loans Sold	$208,429	$149,993	$214,334	$336,780	$445,452
Residential Mortgage Loan Servicing Portfolio	$3,198,510	$3,107,589	$3,045,893	$2,887,667	$2,679,283

Trust fees increased $401,000 or 14% during the second quarter of 2014 compared to the same quarter in 2013. For the six-month period ended June 30, 2014, trust fees increased $707,000 or 12% compared to the same six-month period in 2013. A large portion of trust fees is based upon the market value of the trust assets under management, which was $1.86 billion at June 30, 2014, compared to $1.58 billion at June 30, 2013. Those values fluctuate throughout the year as market conditions improve or decline.

Securities gains totaled $854,000 during the second quarter of 2014 compared to $2.1 million during the second quarter of 2013, and totaled $1.6 million during the first six months of 2014 compared to $5.5 million during the first six months of 2013.
These decreases were related to the flat or moderately increasing interest rate environment in the first half of 2014, as opposed to an extremely low interest rate environment in the first half of 2013 that encouraged rebalancing of the securities portfolio.

Trading securities contributed a net loss of $38,000 during the first six months of 2014 compared to a net gain of $576,000 during the first six months of 2013. The net gains in 2013 were primarily attributable to shares of Fannie Mae preferred stock Heartland held in its trading securities portfolio from 2008 until they were sold during the first quarter of 2014.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three- and six-month periods indicated, in thousands:

	Three Months Ended June 30,
	2014	2013	Change	% Change
Salaries and employee benefits	$32,563	$29,516	$3,047	10%
Occupancy	3,984	3,224	760	24
Furniture and equipment	2,085	2,065	20	1
Professional fees	4,214	4,233	(19)	—
FDIC insurance assessments	980	861	119	14
Advertising	1,511	1,248	263	21
Intangible assets amortization	591	198	393	198
Other real estate and loan collection expenses	518	877	(359)	(41)
Other noninterest expenses	7,415	4,944	2,471	50
Total Noninterest Expenses	$53,861	$47,166	$6,695	14%
Efficiency ratio, fully taxable equivalent(1)	71.75%	73.27%

(1) See the reconciliation of Non-GAAP measure below.

	Six Months Ended June 30,
	2014	2013	Change	% Change
Salaries and employee benefits	$64,882	$59,256	$5,626	9%
Occupancy	8,034	6,409	1,625	25
Furniture and equipment	3,975	4,116	(141)	(3)
Professional fees	8,740	7,776	964	12
FDIC insurance assessments	1,960	1,763	197	11
Advertising	2,699	2,476	223	9
Intangible assets amortization	1,215	398	817	205
Other real estate and loan collection expenses	1,570	1,716	(146)	(9)
Other noninterest expenses	13,201	9,502	3,699	39
Total Noninterest Expenses	$106,276	$93,412	$12,864	14%
Efficiency ratio, fully taxable equivalent(1)	73.32%	72.62%

(1) See the reconciliation of Non-GAAP measure below.

Reconciliation of Non-GAAP measure	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Efficiency ratio(1)	76.20%	78.46%	77.44%	77.00%
Intangible assets amortization	(0.83)%	(0.32)%	(0.88)%	(0.32)%
Loss on sales/valuations of repossessed assets, net	(0.85)%	(2.03)%	(0.52)%	(1.32)%
Taxable equivalent yield adjustment	(2.77)%	(2.84)%	(2.72)%	(2.74)%
Efficiency ratio, fully taxable equivalent(2)	71.75%	73.27%	73.32%	72.62%

(1) Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains (losses), net.

(2) Efficiency ratio, fully taxable equivalent, is noninterest expense, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, loss on sales/valuations of repossessed assets, net, and intangible assets amortization. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax exempt sources, and it excludes certain specific revenue items (such as investment securities gains (losses), net). This is a non-GAAP measure.

As discussed earlier under the Noninterest Income heading of this report, losses of $1.6 million were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net, for the three months ended June 30, 2013. For the six months ended on June 30, 2013, losses of $2.1 million were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net. This reclassification results in other real estate and loan collection expenses for the second quarter of 2013 decreasing from $2.5 million as previously reported to $877,000. For the six-month period ended June 30, 2013, this reclassification resulted in other real estate and loan collection expenses decreasing from $3.8 million to $1.7 million.

For the second quarter of 2014, noninterest expenses totaled $53.9 million, an increase of $6.7 million or 14% from the same quarter of 2013. For the first six months of 2014, noninterest expenses totaled $106.3 million, an increase of $12.9 million or 14% from the first six months of 2013. These increases were largely due to expenses at the Morrill & Janes Bank and Trust Company, which was acquired during the last quarter of 2013, totaling $5.2 million for the second quarter of 2014 and $9.5 million for the first six months of 2014. Excluding the effect of this acquisition, noninterest expenses increased $1.5 million or 3% during the second quarter of 2014 in comparison to the second quarter of 2013 and $3.4 million or 4% for the first six months of 2014 in comparison to the first six months of 2013. One of Heartland's top priorities for 2014 is improving its efficiency ratio to achieve a ratio of 65% in 2016. To that end, four banking centers were closed in the past nine months and management has undertaken a company-wide process improvement initiative covering all subsidiaries and business lines. Management believes the systems conversion of Morrill & Janes Bank and Trust Company, which was completed in June 2014, will contribute to improvement in Heartland's efficiency ratio.

The largest component of noninterest expenses, salaries and employee benefits, increased $3.0 million or 10% during the second quarter of 2014 as compared to the same quarter in 2013 and $5.6 million or 9% for the six-month period ended on June 30, 2014, as compared to the same period in 2013. The salaries and employee benefits at Morrill & Janes Bank and Trust Company comprised $2.4 million of the increase for the quarterly comparative period and $4.6 million for the six-month comparative period. Full-time equivalent employees totaled 1,658 on June 30, 2014, of which 107 were at Morrill & Janes Bank and Trust Company, compared to 1,550 on June 30, 2013.

Intangible assets amortization was $591,000 during the second quarter of 2014 compared to $198,000 during the second quarter of 2013, and $1.2 million during the first six months of 2014 compared to $398,000 during the first six months of 2013, These increases are primarily a result of the core deposit intangibles attributable to the Morrill & Janes Bank and Trust Company acquisition completed in the last quarter of 2013.

Income Taxes

Heartland's effective tax rate was 27.81% for the second quarter of 2014 compared to 27.35% for the second quarter of 2013. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $200,000 during both the second quarter of 2014 and 2013. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 34.37% during the second quarter of 2014 compared to 33.71% during the second quarter of

2013. The tax-equivalent adjustment for this tax-exempt interest income was $2.7 million during the second quarter of 2014 compared to $2.4 million during the second quarter of 2013.

Heartland's effective tax rate was 24.89% for the first six months of 2014 compared to 28.46% for the first six months of 2013. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $400,000 during both six-month periods. The level of tax-exempt interest income which, as a percentage of pre-tax income, was 40.55% during the first six months of 2014 compared to 28.02% during the first six months of 2013. The tax-equivalent adjustment for this tax-exempt interest income was $5.2 million during the first six months of 2014 compared to $4.7 million during the first six months of 2013.

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

Income before taxes for the community and other banking segment for the second quarter of 2014 was $16.0 million compared to $12.1 million for the second quarter of 2013, a $3.8 million or 32% increase, primarily as a result of increased net interest income, the effect of which was partially offset by increased noninterest expenses. Net interest income improved by $11.9 million or 31% for the second quarter of 2014 as compared to the second quarter of 2013, primarily as a result of strong loan growth. Noninterest expenses increased $8.1 million or 23% during the second quarter of 2014 as compared to the second quarter of 2013, a large portion of which was a result of the added expenses at Morrill & Janes Bank and Trust Company. Income before taxes for the community and other banking segment for the six months ended June 30 was $26.7 million for 2014 compared to $28.7 million for 2013, a $2.0 million or 7% decrease. The decrease was primarily a result of increases in provision for loan and lease losses and noninterest expenses, partially offset by an increase in net interest income. Driven by strong loan growth, net interest income increased $21.5 million or 28% from $76.7 million during the first six months of 2013 to $98.1 million during the first six months of 2014. Provision for loan and lease losses was $9.1 million for the first six months of 2014 compared of $2.5 million for the first six months of 2013, an increase of $6.6 million, primarily as a result of a charge-off on one significant credit during the first quarter of 2014. Noninterest expenses totaled $85.0 million during the first six months of 2014 compared to $68.7 million during the first six months of 2013, an increase of $16.3 million or 24%, primarily a result of the added expenses at Morrill & Janes Bank and Trust Company.

The retail mortgage banking segment recorded a loss before taxes of $1.1 million for the second quarter of 2014 compared to income before taxes of $1.0 million for the second quarter of 2013. For the six-month comparative period ended on June 30, the retail mortgage banking segment recorded a loss before taxes of $3.2 million in 2014 compared to income before taxes of $2.2 million in 2013. These decreases were reflective of the change in long-term interest rates and the effect higher interest rates have on the volume of residential mortgage loans originated for sale and and the associated gains on sale of these loans into the secondary market. Noninterest income totaled $9.5 million during the second quarter of 2014 compared to $12.9 million during the second quarter of 2013, a $3.4 million or 26% decrease. For the six-month comparative period ended June 30, noninterest income totaled $16.9 million in 2014 compared to $26.0 million in 2013, a $9.1 million or 35% decrease. Noninterest expenses were $11.1 million during the second quarter of 2014 compared to $12.5 million during the second quarter of 2013, a decrease of $1.4 million or 11%. For the six-month comparative period ended June 30, noninterest expenses totaled $21.3 million during 2014 compared to $24.7 million during 2013, $3.4 million or 14% decrease.

FINANCIAL CONDITION

Total assets were $5.91 billion at June 30, 2014, a decrease of $9.8 million since year-end 2013, as reductions in the securities portfolio were partially used to fund loan growth.

Lending Activities

Total loans and leases held to maturity were $3.69 billion at June 30, 2014, compared to $3.50 billion at year-end 2013, an increase of $197.8 million or 11% annualized, with $117.0 million or 59% of this growth occurring in the second quarter. All of the loan growth during the first six months of 2014 was organic with commercial and commercial real estate loans representing the largest portion. Heartland management expects loan growth for the remainder of 2014 to be approximately $150 million.

Commercial and commercial real estate loans, which totaled $2.65 billion at June 30, 2014, increased $170.6 million or 14% annualized since year-end 2013, with $102.9 million or 60% of this growth occurring during the second quarter. Residential mortgage loans, which totaled $341.7 million at June 30, 2014, decreased $7.7 million or 4% annualized since year-end 2013. Agricultural and agricultural real estate loans, which totaled $389.9 million at June 30, 2014, increased $13.2 million or 7% annualized since year-end 2013. Consumer loans, which totaled $315.2 million at June 30, 2014, increased $21.1 million or 14% annualized since year-end 2013. Within the commercial and agricultural portfolios, 36% of the new loan production was in commercial real estate, of which 61% is owner-occupied, and 32% was in commercial and industrial.

The table below presents the composition of the loan portfolio as of June 30, 2014, and December 31, 2013, in thousands:

LOAN PORTFOLIO	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$1,027,123	27.78%	$950,197	27.16%
Commercial real estate	1,623,394	43.90	1,529,683	43.70
Agricultural and agricultural real estate	389,918	10.55	376,735	10.76
Residential mortgage	341,697	9.24	349,349	9.98
Consumer	315,234	8.53	294,145	8.40
Gross loans and leases receivable held to maturity	3,697,366	100.00%	3,500,109	100.00%
Unearned discount	(111)		(168)
Deferred loan fees	(2,521)		(2,989)
Total net loans and leases receivable held to maturity	3,694,734		3,496,952
Loans covered under loss share agreements:
Commercial and commercial real estate	1,208	27.58%	2,314	40.24%
Agricultural and agricultural real estate	567	12.95	543	9.45
Residential mortgage	1,995	45.56	2,280	39.66
Consumer	609	13.91	612	10.65
Total loans covered under loss share agreements	4,379	100.00%	5,749	100.00%
Allowance for loan and lease losses	(40,892)		(41,685)
Loans and leases receivable, net	$3,658,221		$3,461,016
Loans and leases secured by real estate, either fully or partially, totaled $2.35 billion or 64% of gross loans and leases at June 30, 2014. Of the non-farm, nonresidential real estate loans, 57% are owner occupied. The largest categories within Heartland's real estate secured loans at June 30, 2014, and December 31, 2013, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	June 30, 2014	December 31, 2013
Residential real estate, excluding residential construction and residential lot loans	$676,696	$566,397
Industrial, manufacturing, business and commercial	322,659	240,502
Agriculture	234,759	199,998
Retail	163,945	154,786
Office	210,592	160,343
Land development and lots	122,916	98,157
Hotel, resort and hospitality	94,026	97,514
Multi-family	128,119	98,214
Food and beverage	78,638	73,588
Warehousing	79,536	65,724
Health services	54,839	49,070
Residential construction	68,734	36,865
All other	117,279	99,396
Loans acquired during fourth quarter 2013	—	272,157
Total loans secured by real estate	$2,352,738	$2,212,711

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

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at June 30, 2014, was 1.11% of loans and leases and 140.64% of nonperforming loans compared to 1.19% of loans and leases and 98.27% of nonperforming loans at December 31, 2013. The provision for loan losses was $2.8 million for the second quarter of 2014 compared to $1.9 million for the second quarter of 2013. This increase was primarily a result of the higher loan growth experienced during the second quarter of 2014. For the first six months of 2014, the provision for loan losses was $9.1 million compared to $2.5 million for the first six months of 2013. The first quarter 2014 provision included approximately $4.5 million to compensate for a charge-off on a single large credit.

Net charge-offs on loans during the second quarter of 2014 were $432,000, down $9.0 million as compared to the prior quarter and down $1.3 million as compared to the second quarter of 2013. For the first six months of 2014, net charge-offs on loans were $9.9 million, up $6.3 million as compared to $3.6 million recorded during the first six months of 2013. This increase was primarily due to a $6.8 million credit which was fully charged off during the first quarter of 2014.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $29.1 million or 0.79% of total loans and leases at June 30, 2014, compared to $42.4 million or 1.21% of total loans and leases at December 31, 2013. Approximately 45%, or $13.2 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million, the largest of which is $3.9 million. These nonperforming loans, to an aggregate of six borrowers, are spread over five different industry classifications with 60% located in Heartland's Western and the remainder in Heartland's Midwestern markets. The portion of Heartland's nonperforming loans covered by government guarantees was $524,000 at June 30, 2014.

Other real estate owned was $24.4 million at June 30, 2014, compared to $29.9 million at December 31, 2013. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs.

Delinquencies in each of the loan portfolios continue to be well managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.25% at June 30, 2014, compared to 0.30% at December 31, 2013.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$41,685	$38,715
Provision for loan and lease losses	9,082	2,499
Recoveries on loans and leases previously charged off	2,128	2,246
Recoveries on loans and leases covered by loss share agreements	55	—
Charge-offs on loans and leases not covered by loss share agreements	(12,009)	(5,783)
Charge-offs on loans and leases covered by loss share agreements	(49)	(54)
Balance at end of period	$40,892	$37,623
Annualized ratio of net charge offs to average loans and leases	0.54%	0.25%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	June 30,		December 31,
	2014	2013	2013	2012
Not covered under loss share agreements:
Nonaccrual loans and leases	$29,076	$41,003	$42,394	$43,156
Loan and leases contractually past due 90 days or more	—	6	24	—
Total nonperforming loans and leases	29,076	41,009	42,418	43,156
Other real estate	23,761	33,709	29,794	35,470
Other repossessed assets	414	603	397	542
Total nonperforming assets not covered under loss share agreements	$53,251	$75,321	$72,609	$79,168
Covered under loss share agreements:
Nonaccrual loans and leases	$297	$571	$783	$1,259
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	297	571	783	1,259
Other real estate	634	1,054	58	352
Total nonperforming assets covered under loss share agreements	$931	$1,625	$841	$1,611
Performing troubled debt restructured loans(1)	$12,076	$32,661	$19,353	$21,121
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	0.79%	1.45%	1.21%	1.53%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	1.43%	2.63%	2.06%	2.77%
Nonperforming assets not covered under loss share agreements to total assets	0.90%	1.52%	1.23%	1.59%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the second quarter of 2014 and the first six months of 2014, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2014	$32,748	$28,083	$397	$61,228
Loan foreclosures	(3,062)	3,062	—	—
Net loan charge-offs	(432)	—	—	(432)
New nonperforming loans	4,264	—	—	4,264
Reduction of nonperforming loans(1)	(4,145)	—	—	(4,145)
OREO/Repossessed assets sales proceeds	—	(5,843)	(35)	(5,878)
OREO/Repossessed assets writedowns, net	—	(907)	5	(902)
Net activity at Citizens Finance Co.	—	—	47	47
June 30, 2014	$29,373	$24,395	$414	$54,182

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2013	$43,201	$29,852	$397	$73,450
Loan foreclosures	(6,097)	6,097	—	—
Net loan charge-offs	(9,875)	—	—	(9,875)
New nonperforming loans	9,592	—	—	9,592
Reduction of nonperforming loans(1)	(7,448)	—	—	(7,448)
OREO/Repossessed assets sales proceeds	—	(10,570)	(39)	(10,609)
OREO/Repossessed assets writedowns, net	—	(984)	2	(982)
Net activity at Citizens Finance Co.	—	—	54	54
June 30, 2014	$29,373	$24,395	$414	$54,182

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 29% of total assets at June 30, 2014, compared to 32% at year-end 2013, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth. Total available for sale securities as of June 30, 2014, were $1.41 billion, a decrease of $221.1 million or 14% from $1.63 billion at December 31, 2013.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of June 30, 2014 and December 31, 2013, in thousands:

SECURITIES PORTFOLIO COMPOSITION	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$46,659	2.75%	$218,303	11.52%
Mortgage-backed securities	1,170,740	69.24	1,149,920	60.68
Obligation of states and political subdivisions	447,571	26.47	498,149	26.29
Other securities	25,988	1.54	28,672	1.51
Total securities	$1,690,958	100.00%	$1,895,044	100.00%

The composition of the securities portfolio changed slightly as a larger portion of the securities sales and maturities were in the lower-yielding U.S. government corporations and agency securities. The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 69% at June 30, 2014, and 61% at December 31, 2013. Approximately 96% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at June 30, 2014. Heartland's securities portfolio had an expected duration of 4.70 years as of June 30, 2014, compared to 4.50 years at year-end 2013.
The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on Heartland’s investment securities portfolio.

At June 30, 2014, Heartland had $20.9 million of other securities, including capital stock in the various Federal Home Loan Banks of which its bank subsidiaries are members and all of which were classified as other securities held at cost.

Deposits And Borrowed Funds

Total deposits were $4.64 billion as of June 30, 2014, compared to $4.67 billion at year-end 2013, a decrease of $25.0 million or 1% annualized. Demand deposits totaled $1.22 billion at June 30, 2014, a decrease of $16.9 million or 3% annualized since year-end 2013. Also experiencing a decrease during the first six months, certificates of deposit totaled $863.0 million at June 30, 2014, a decrease of $29.7 million or 7% annualized. Savings deposits experienced an increase during the first six months, growing to $2.56 billion at June 30, 2014, an increase of $21.5 million or 2% annualized. The composition of Heartland's deposits remained favorable as no-cost demand deposits as a percentage of total deposits was 26% at June 30, 2014, while higher-cost certificates of deposit as a percentage of total deposits was 19% at June 30, 2014. With a continued decline in time deposits, Heartland's cost of funds has trended lower.

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $420.5 million at June 30, 2014, compared to $408.8 million at year-end 2013, including short-term FHLB advances of $96.0 million at June 30, 2014, in comparison with $105.0 million at December 31, 2013.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $225.9 million at June 30, 2014, compared to $234.7 million at December 31, 2013.

Also included in short-term borrowings is the revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. On June 14, 2013, Heartland replaced its $5.0 million unsecured revolving credit line with a $20.0 million unsecured revolving credit line with the same unaffiliated bank. There was no balance outstanding on Heartland's revolving credit line at both June 30, 2014, and December 31, 2013. This credit agreement contains specific covenants, with which Heartland was in compliance on June 30, 2014.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes and senior notes, and obligations under trust preferred capital securities. As of June 30, 2014, the amount of other borrowings was $329.7 million, a decrease of $20.4 million or 6% since year-end 2013.

Long-term FHLB borrowings with an original term beyond one year totaled $108.6 million at June 30, 2014, compared to $113.5 million at December 31, 2013, a decrease of $4.9 million or 4%. Total long-term FHLB borrowings at June 30, 2014, had an average rate of 2.78% and an average maturity of 1.27 years. The interest rate on $74.5 million of these advances changes quarterly at a spread over 3-month LIBOR. When considering the earliest possible call date on these advances, the average maturity is shortened to .75 years. Structured wholesale repurchase agreements totaled $45.0 million at June 30, 2014, compared to $60.0 million at December 31, 2013, a decrease of $15.0 million or 25%, due to the maturity of one contract.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $11.1 million at June 30, 2014, compared to $11.7 million at December 31, 2013. Heartland also had senior notes totaling $37.5 million outstanding at both June 30, 2014, and December 31, 2013.

A schedule of Heartland's trust preferred securities outstanding as of June 30, 2014, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/14(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust III	$20,619	10/10/2003	8.25%	8.25%	10/10/2033	09/30/2014
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	2.98%(2)	03/17/2034	09/17/2014
Heartland Financial Statutory Trust V	20,619	01/31/2006	1.33% over LIBOR	1.56%(3)	04/07/2036	10/07/2014
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	09/15/2014
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.71%(5)	09/01/2037	09/01/2014
Morrill Statutory Trust I	8,524	12/26/2002	3.25% over LIBOR	3.48%(6)	12/26/2032	09/26/2014
Morrill Statutory Trust II	8,086	12/17/2003	2.85% over LIBOR	3.08%(7)	12/17/2033	09/17/2014
	$124,860

(1) Effective weighted average interest rate as of June 30, 2014, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 6 to Heartland's consolidated financial statements.

(2) Effective interest rate as of June 30, 2014, was 5.00% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(3) Effective interest rate as of June 30, 2014, was 4.69% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of June 30, 2014, was 4.70% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(6) Effective interest rate as of June 30, 2014, was 4.92% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(7) Effective interest rate as of June 30, 2014, was 4.51% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.

CAPITAL REQUIREMENTS

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated, including requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the “Tier 1 Leverage Capital Ratio”) and at minimum levels relative to “risk-weighted assets” which is calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the “Tier 1 Risk-Based Capital Ratio”), and to maintain total capital at minimum levels relative to risk-weighted assets (the “Total Risk-Based Capital Ratio”). Starting in 2015, bank holding companies will also be subject to a new Common Tier 1 Capital Ratio, and to increasing capital ratios for the other three measures based upon the new Basel III rules. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain a Tier 1 Leverage Capital Ratio of 4%, a Tier 1 Risk-Based Capital Ratio of 6% and a Total Risk-Based Capital Ratio of 10%. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action, and Heartland and its bank subsidiaries would have continued to be well capitalized had the Basel III rules been effective for the period covered by such notification. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	June 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios
Tier 1 capital	$554,820	12.97%	$537,964	13.19%
Tier 1 capital minimum requirement	171,065	4.00%	163,126	4.00%
Excess	$383,755	8.97%	$374,838	9.19%
Total capital	$611,082	14.29%	$599,038	14.69%
Total capital minimum requirement	342,129	8.00%	326,252	8.00%
Excess	$268,953	6.29%	$272,786	6.69%
Total risk-adjusted assets	$4,276,615		$4,078,154
Leverage Capital Ratios
Tier 1 capital	$554,820	9.64%	$537,964	9.67%
Tier 1 capital minimum requirement(1)	230,313	4.00%	222,432	4.00%
Excess	$324,507	5.64%	$315,532	5.67%
Average adjusted assets (less goodwill and other intangible assets)	$5,757,829		$5,560,796

(1) Management of Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus additional capital of at least 100 basis points.

Heartland filed a universal shelf registration statement with the Securities and Exchange Commission on August 28, 2013, which became effective on September 9, 2013, to register up to $75.0 million in securities. The shelf registration statement provides Heartland with increased flexibility to raise capital, subject to Securities and Exchange Commission rules and limitations, if Heartland’s board of directors decides to do so.

Common stockholders' equity was $390.7 million at June 30, 2014, compared to $357.8 million at December 31, 2013. Book value per common share was $21.16 at June 30, 2014, compared to $19.44 at year-end 2013. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $2.5 million at June 30, 2014, compared to unrealized losses of $15.1 million at
December 31, 2013.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2014, and December 31, 2013, commitments to extend credit aggregated $1.32 billion and $1.14 billion, and standby letters of credit aggregated $34.3 million and $39.7 million, respectively.

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

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury under the SBLF, debt service on our revolving credit arrangements and our trust preferred securities issuances, and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. At June 30, 2014, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which none was outstanding. This credit agreement contains specific financial covenants. At June 30, 2014, Heartland was in compliance with these covenants.

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

Operating activities provided $7.5 million of cash during the first six months of 2014 compared to $46.3 million during the first six months of 2013. The biggest contributor to this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which used cash of $40.5 million during the first six months of 2014 compared to providing cash of $7.6 million during the first six months of 2013.

Investing activities provided cash of $7.7 million during the first six months of 2014 compared to using cash of $153.4 million during the first six months of 2013. Cash used for the purchase of securities totaled $377.1 million during the first six months of 2014 compared to $481.8 million during the first six months of 2013. The proceeds from securities sales, paydowns and maturities were $590.8 million during the first six months of 2014 compared to $353.6 million during the first six months of 2013. A net increase in loans and leases used $212.4 million of cash during the first six months of 2014 compared to $24.7 million during the first six months of 2013.

Financing activities used cash of $37.8 million during the first six months of 2014 compared to providing cash of $51.1 million during the first six months of 2013. The net increase in demand and savings deposits provided cash of $4.7 million during the first six months of 2014 compared to $30.1 million during the first six months of 2013. Activity in short-term borrowings provided cash of $11.7 million during the first six months of 2014 compared to $114.6 million of cash during the first six months of 2013. Repayment of other borrowings used cash of $25.4 million during the first six months of 2014 compared to $52.9 million during the first six months of 2013.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first six months of 2014.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2014, and June 30, 2013, provided the following results, in thousands:

	2014		2013
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$180,111	(0.28)%	$152,657	(1.26)%
Base	$180,610		$154,601
Up 200 Basis Points	$184,125	1.95%	$155,438	0.54%
Year 2
Down 100 Basis Points	$177,223	(1.88)%	$146,203	(5.43)%
Base	$182,953	1.30%	$152,987	(1.04)%
Up 200 Basis Points	$196,685	8.90%	$162,292	4.97%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At June 30, 2014, Heartland held no securities in its securities trading portfolio. At December 31, 2013, the securities held in Heartland's securities trading portfolio had a carrying value of $1.8 million, which was less than 2% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the three months ended June 30, 2014.

Heartland issued 480 shares of its common stock to directors of Wisconsin Bank & Trust effective May 30, 2014, and 1,169 shares of its common stock to directors of Dubuque Bank and Trust Company effective June 3, 2014, at their election, as compensation for their service on the respective board of directors during the first four months of 2014. These shares of Heartland common stock were issued without registration under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(a)(2) and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Director Restricted Stock Unit Award Agreement
10.2	Promissory Note with Bankers Trust Company Dated June 14, 2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

/s/ Lynn B. Fuller
By: Lynn B. Fuller
President and Chief Executive Officer

Principal Financial and Accounting Officer

/s/ Bryan R. McKeag
By: Bryan R. McKeag
Executive Vice President and Chief Financial Officer

Dated: August 7, 2014